Form 10-Q
period 1994-03-31
ALLIED SIGNAL INC
filed 1994-05-06
CIK 773840

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 1-8974

                               AlliedSignal Inc.
             (Exact name of registrant as specified in its charter)

                        Delaware                                                 22-2640650
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

                   101 Columbia Road
                     P. O. Box 4000
                 Morristown, New Jersey                                          07962-2497
        (Address of principal executive offices)                                 (Zip Code)

                                 (201) 455-2000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES __X__                              NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                               Outstanding at
                 Class of Common Stock                                         March 31, 1994
                      $1 par value                                           284,529,209 shares

                               AlliedSignal Inc.
                                     Index

                                                                                                         Page No.
                                                                                                         --------
Part I.               Financial Information
     Item 1.          Condensed Financial Statements:
                      Consolidated Balance Sheet -- March 31, 1994 and December 31, 1993..............       3
                      Consolidated Statement of Income -- Three Months Ended March 31, 1994 and
                        1993..........................................................................       4
                      Consolidated Statement of Cash Flows -- Three Months Ended March 31, 1994 and
                        1993..........................................................................       5
                      Notes to Financial Statements...................................................       6
                      Report on Review by Independent Accountants.....................................       7
     Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                        Operations....................................................................       8
Part II.              Other Information
     Item 4.          Submission of Matters to a Vote of Security Holders.............................      11
     Item 6.          Exhibits and Reports on Form 8-K................................................      12
Signatures                                                                                                  13

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                               AlliedSignal Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                                          March 31,    December 31,
                                                                                            1994           1993
                                                                                          ---------    ------------
                                                                                            (Dollars in Millions)
ASSETS
Current Assets
     Cash and cash equivalents.........................................................    $   811        $   892
     Accounts and notes receivable -- net..............................................      1,451          1,343
     Inventories -- net (Note 2).......................................................      1,744          1,745
     Other current assets..............................................................        588            587
                                                                                          ---------    ------------
          Total current assets.........................................................      4,594          4,567
Investments and long-term receivables..................................................        550            553
Property, plant and equipment..........................................................      8,274          8,168
Accumulated depreciation and amortization..............................................     (4,187)        (4,074)
Cost in excess of net assets of acquired companies -- net..............................      1,084          1,087
Other assets...........................................................................        535            528
                                                                                          ---------    ------------
          Total assets.................................................................    $10,850        $10,829
                                                                                          ---------    ------------
                                                                                          ---------    ------------
LIABILITIES
Current Liabilities
     Accounts payable..................................................................    $ 1,200        $ 1,207
     Short-term borrowings.............................................................        113             57
     Commercial paper..................................................................        165            164
     Current maturities of long-term debt..............................................        115            137
     Accrued liabilities...............................................................      1,840          1,924
                                                                                          ---------    ------------
          Total current liabilities....................................................      3,433          3,489
Long-term debt.........................................................................      1,552          1,602
Deferred income taxes..................................................................        359            339
Postretirement benefit obligations other than pensions.................................      1,726          1,689
Other liabilities......................................................................      1,251          1,320
SHAREOWNERS' EQUITY
Capital -- common stock issued.........................................................        358            358
        -- additional paid-in capital..................................................      2,453          2,453
Common stock held in treasury, at cost.................................................     (1,440)        (1,437)
Cumulative translation adjustment......................................................          1             (7)
Retained earnings......................................................................      1,157          1,023
                                                                                          ---------    ------------
     Total shareowners' equity.........................................................      2,529          2,390
                                                                                          ---------    ------------
     Total liabilities and shareowners' equity.........................................    $10,850        $10,829
                                                                                          ---------    ------------
                                                                                          ---------    ------------

Notes to Financial Statements are an integral part of this statement.

                               AlliedSignal Inc.
                        Consolidated Statement of Income
                                  (Unaudited)

                                                                                                   Three Months
                                                                                                      Ended
                                                                                                     March 31
                                                                                                -------------------

                                                                                                   1994      1993
                                                                                                  ------    ------
                                                                                                    (Dollars in
                                                                                                  Millions Except
                                                                                                     Per Share
                                                                                                      Amounts)
Net sales......................................................................................   $2,986    $2,901
                                                                                                  ------    ------
Cost of goods sold.............................................................................    2,402     2,354
Selling, general and administrative expenses...................................................      314       314
                                                                                                  ------    ------
          Total costs and expenses.............................................................    2,716     2,668
                                                                                                  ------    ------
Income from operations.........................................................................      270       233
Equity in income of affiliated companies.......................................................       30        25
Other income (expense).........................................................................      (13)       (9)
Interest and other financial charges...........................................................      (37)      (45)
                                                                                                  ------    ------
Income before taxes on income..................................................................      250       204
Taxes on income................................................................................       81        58
                                                                                                  ------    ------
Income before cumulative effect of change in accounting principle..............................      169       146
Cumulative effect of change in accounting principle:
     Accounting for postemployment benefits, net of income taxes...............................       --      (245)
                                                                                                  ------    ------
Net income (loss)..............................................................................   $  169    $  (99)
                                                                                                  ------    ------
                                                                                                  ------    ------
Earnings (loss) per share of common stock:
     (Note 3)
Before cumulative effect of change in accounting principle.....................................   $  .60    $  .51
Cumulative effect of change in accounting principle............................................       --      (.86)
                                                                                                  ------    ------
Net earnings (loss)............................................................................   $  .60    $ (.35)
                                                                                                  ------    ------
                                                                                                  ------    ------
Cash dividends per share of common stock.......................................................   $ .145    $ .145
                                                                                                  ------    ------
                                                                                                  ------    ------

Notes to Financial Statements are an integral part of this statement.

                               AlliedSignal Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                                     Three Months
                                                                                                         Ended
                                                                                                       March 31
                                                                                                    ---------------
                                                                                                    1994    1993(a)
                                                                                                    ----    -------
                                                                                                      (Dollars in
                                                                                                       Millions)
Cash flows from operating activities:
  Net income (loss)..............................................................................   $169     $ (99)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Cumulative effect of change in accounting for:
       Postemployment benefits...................................................................     --       245
     Streamlining and restructuring..............................................................    (44)      (55)
     Depreciation and amortization (includes goodwill)...........................................    135       135
     Undistributed earnings of equity affiliates.................................................     (7)       (8)
     Deferred taxes..............................................................................     35        21
     (Increase) in accounts and notes receivable.................................................   (105)      (72)
     Decrease in inventories.....................................................................      1         6
     (Increase) in other current assets..........................................................     (1)       (6)
     (Decrease) in accounts payable..............................................................    (11)     (119)
     (Decrease) in accrued liabilities...........................................................    (50)      (25)
     Other.......................................................................................    (56)       (7)
                                                                                                    ----    -------
  Net cash flow provided by operating activities.................................................     66        16
                                                                                                    ----    -------
Cash flows from investing activities:
  Expenditures for property, plant and equipment.................................................   (111)     (119)
  Proceeds from disposals of property, plant and equipment.......................................      7         7
  Decrease in other investments..................................................................     --        48
  (Increase) in other investments................................................................     (5)       (9)
  Cash paid for acquisitions.....................................................................    (22)      (12)
  Proceeds from sales of businesses..............................................................     27        --
  Decrease (increase) in marketable securities...................................................     16       (13)
                                                                                                    ----    -------
  Net cash flow (used for) investing activities..................................................    (88)      (98)
                                                                                                    ----    -------
Cash flows from financing activities:
  Net increase in commercial paper...............................................................      1       100
  Net increase in short-term borrowings..........................................................     57        74
  Proceeds from issuance of common stock.........................................................     24        57
  Proceeds from issuance of long-term debt.......................................................      1        --
  Repurchases of long-term debt (including current maturities)...................................    (79)     (165)
  Repurchases of common stock....................................................................    (15)      (72)
  Cash dividends on common stock.................................................................    (41)      (41)
  Redemption of common share purchase rights.....................................................     (7)       --
                                                                                                    ----    -------
  Net cash flow (used for) financing activities..................................................    (59)      (47)
                                                                                                    ----    -------
  Net (decrease) in cash and cash equivalents....................................................    (81)     (129)
  Cash and cash equivalents at beginning of year.................................................    892       931
                                                                                                    ----    -------
  Cash and cash equivalents at end of period.....................................................   $811     $ 802
                                                                                                    ----    -------
                                                                                                    ----    -------

 (a) Reclassified for comparative purposes.

Notes to Financial Statements are an integral part of this statement.

                               AlliedSignal Inc.
                         Notes to Financial Statements
                                  (Unaudited)
                             (Dollars in Millions)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at March 31, 1994 and the results of operations and the changes in cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three month period ended March 31, 1994 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1994.

In the fourth quarter of 1993 the Company adopted Financial Accounting Standards Board Statement No. 112 -- 'Employers' Accounting for Postemployment Benefits' effective as of January 1, 1993. The 1993 numbers have been restated to include both ongoing and cumulative effects of the accounting change.

The financial information as of March 31, 1994 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1993.

Note 2. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                                                      March 31,    December 31,
                                                                        1994           1993
                                                                      ---------    ------------
Raw materials......................................................     $  494        $  504
Work in process....................................................        657           635
Finished products..................................................        822           824
Supplies and containers............................................         52            51
                                                                      ---------    ------------
                                                                         2,025         2,014
Less -- Progress payments..........................................       (166)         (154)
        Reduction to LIFO cost basis...............................       (115)         (115)
                                                                      ---------    ------------
                                                                        $1,744        $1,745
                                                                      ---------    ------------
                                                                      ---------    ------------

Note 3. Based on the weighted average number of shares outstanding during each period, as follows: 1994, 284,456,136 shares; and 1993, 284,185,046 shares. No dilution results from outstanding common stock equivalents. Share and per share data for both periods reflects the March 1994 two-for-one stock split.

                  Report on Review by Independent Accountants

To the Board of Directors
of AlliedSignal Inc.

We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its consolidated subsidiaries as of March 31, 1994, and the consolidated statements of income and of cash flows for the three month periods ended March 31, 1994 and 1993. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial information referred to above for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein); and in our report dated February 3, 1994 except for Note 1 (Subsequent Events) which is as of February 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Price Waterhouse
4 Headquarters Plaza North
Morristown, NJ 07962

April 21, 1994

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

First Quarter 1994 Compared with First Quarter 1993

     Net sales in the first quarter of 1994 totaled $3.0 billion, an increase of $85 million, or 3 percent, compared with the first quarter of last year. Of this increase, $152 million was due to higher volumes. Partly offsetting was a decrease in prices of $27 million and a decrease reflecting the impact of a stronger U.S. dollar which resulted in lower sales, as expressed in U.S. dollars, in Europe of $40 million for automotive. Sales for engineered materials and automotive increased by $64 and $29 million, respectively, while sales for aerospace declined by $8 million. Engineered materials' sales improved because of higher sales volumes of nylon carpet fibers, industrial fibers, CFC substitutes, amorphous metals, circuit board laminates and engineered plastics. Automotive's sales increased, despite the impact of the strong dollar and sluggish economic conditions in Europe, due to higher volumes for safety restraints (mainly air bags), turbochargers in both North America and Europe and North American brakes. Competitive pricing pressures in this year's first quarter and heavy promotional sales in last year's first quarter resulted in an unfavorable sales comparison for aftermarket products. Although sales of heavy truck brake systems in North America were strong, worldwide sales of heavy truck brake systems were down, reflecting the transfer of the Company's European truck brake business to a joint venture with Knorr-Bremse AG in October 1993. The aerospace decrease is mainly due to continued cutbacks in military spending and lower sales to commercial airlines reflecting poor economic conditions.
Aerospace sales in the first quarter of 1994 include a $68 million contract settlement with the U.S. Air Force. Sales from commercial avionics and landing systems were higher, in part reflecting the contributions of recently acquired businesses. The engines business experienced lower sales.

     Income from operations of $270 million was favorable by $37 million, or 16 percent, compared with last year's first quarter. Automotive's operating income improved by 20 percent, engineered materials by 10 percent and aerospace by 10 percent. Operating expense for corporate decreased by 8 percent. The Company's operating margin for the first quarter of 1994 was 9.0 percent compared with 8.0 percent for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 5.9 percent compared with last year's first quarter.

     Equity in income of affiliated companies of $30 million was favorable by $5 million, or 20 percent, compared to last year mainly due to increased profits from Paxon, the high-density polyethylene joint venture.

     Other income (expense) of $(13) million was unfavorable by $4 million compared to last year's first quarter mainly due to a higher amount for minority interest reflecting a joint venturing with Knorr-Bremse in the United States.

     Interest and other financial charges of $37 million decreased $8 million, or 18 percent, from 1993's first quarter reflecting a lower level and a more favorable mix of debt outstanding.

     The effective tax rate in the first quarter of 1994 was 32.4 percent. The 1993 rate was 28.4 percent. The 4.0 percentage point increase reflects a higher level of earnings subject to the statutory rate and the additional non-deductibility of items and a higher rate resulting from the 1993 tax act.

     Income before the cumulative effect of change in accounting principle of $169 million, or $.60 a share, was favorable to last year's $146 million, or $.51 a share. Earnings for aerospace increased 11 percent primarily due to cost savings from business consolidations, materials management and other productivity programs. Income from commercial avionics and landing systems was higher. Productivity improvements in the engines business contributed to significantly higher net income, while continued contraction of military spending and poor economic conditions among many of the Company's commercial airline customers resulted in lower earnings for most other aerospace businesses. The contract settlement with the Air Force had an insignificant impact on the quarter's net income. Automotive's income increased 17 percent reflecting productivity improvements throughout the business coupled with strong passenger car and light truck sales in North America, which more than offset the effects of Europe's continued weak economic conditions. Higher sales for safety restraints and turbochargers also contributed to the earnings increase. Income for North American Braking Systems was slightly lower due to the higher costs associated with new product launches. Income for aftermarket products was down due to lower sales. Earnings for engineered materials improved 15 percent reflecting higher sales volumes, manufacturing efficiencies, slightly lower raw material costs, and substantially higher profit contributions from the UOP process technology and Paxon high-density polyethylene joint ventures.

     Net income of $169 million, or $.60 a share, was favorable compared to last year's loss of $99 million, or $.35 a share. The first quarter of 1993 includes a 'catch-up' charge of $245 million, or $.86 a share, reflecting the adoption of Financial Accounting Standards Board Statement No.112 -- 'Employers' Accounting for Postemployment Benefits'.

     Financial Condition

March 31, 1994 Compared with December 31, 1993

     On March 31, 1994, the Company had $811 million in cash and cash equivalents, compared with $892 million at year-end 1993. The $81 million decrease primarily reflects funding of working capital requirements. The current ratio at March 31, 1994 was 1.3X, the same as at year-end 1993.

     On March 31, 1994, the Company's long-term debt amounted to $1,552 million, down $50 million from year-end 1993. Total debt of $1,945 million on March 31, 1994 was down from $1,960 million at year-end, mainly reflecting a net decrease in borrowings outstanding. The Company's total debt as a percent of capital decreased from 42.7 percent at year-end to 41.1 percent at March 31, 1994.

     During the first three months of 1994, the Company spent $111 million for capital expenditures, compared with $119 million in the corresponding period in 1993. Spending by the business segments and corporate for the 1994 three month period was as follows: aerospace $30 million; automotive $34 million; engineered materials $46 million; and corporate $1 million.

Review by Independent Accountants

     The 'Independent Accountants' Report' included herein is not a 'report' or 'part of a Registration Statement' prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareowners of the Company held on April 25, 1994, the following matters set forth in the Company's Proxy Statement dated March 10, 1994, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. Since the Annual Meeting record date preceded the distribution of shares pursuant to the March 1994 two-for-one stock split, the votes were calculated and are reported on a pre-split basis.

     (1) The nominees listed below were elected directors for a three-year term ending in 1997 with the respective votes set forth opposite their names:

                                                                       FOR        WITHHELD
                                                                   -----------    ---------
Lawrence A. Bossidy.............................................   114,827,989    2,103,560
Ann M. Fudge....................................................   114,763,236    2,168,313
Paul X. Kelley..................................................   114,713,937    2,217,612
Robert C. Winters...............................................   114,789,364    2,142,185

     The nominees listed below were elected directors for a one-year term ending in 1995 with the respective votes set forth opposite their names:

                                                                       FOR        WITHHELD
                                                                   -----------    ---------
William R. Haselton.............................................   114,698,477    2,233,072
Delbert C. Staley...............................................   114,788,472    2,143,077

     (2) A proposal seeking approval of amendments to the 1993 Stock Plan for Employees of AlliedSignal Inc. and its Affiliates was approved, with 97,165,208 votes cast FOR, 18,321,160 votes cast AGAINST and 1,445,181 abstentions;

     (3) A  proposal seeking  approval of  amendments to  the AlliedSignal  Inc.
Incentive   Compensation  Plan  for  Executive   Employees  was  approved,  with
95,727,450 votes cast FOR, 19,722,889 votes cast AGAINST and 1,481,210 abstentions;

     (4) A proposal seeking approval of amendments to the Restricted Stock Plan for Non-Employee Directors of AlliedSignal Inc. was approved, with 106,052,342 votes cast FOR, 8,847,249 votes cast AGAINST and 2,031,958 abstentions;

     (5) A proposal seeking approval of the appointment of Price Waterhouse as independent accountants for 1994 was approved, with 114,266,585 votes cast FOR, 1,643,427 votes cast AGAINST and 1,021,537 abstentions;

     (6) A shareowner proposal recommending that steps be taken to limit the tenure of outside directors to six years was not approved, with 8,755,960 votes cast FOR, 93,253,344 votes cast AGAINST, 2,579,771 abstentions and 12,342,474 broker non-votes; and

     (7) A shareowner proposal recommending that no senior executive officer or director receive combined salary and other compensation which is more than twice the salary provided to the President of the United States was not approved, with 8,710,128 votes cast FOR, 93,038,130 votes cast AGAINST, 2,840,817 abstentions and 12,342,474 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

        10.1   AlliedSignal Inc. Severance Plan for Senior Executives, as amended

        10.2   Salary Deferral Plan for Selected Employees of AlliedSignal Inc. and its Affiliates

        15     Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

     (b) Reports on Form 8-K. The following Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994:

          1. A Report dated February 8, 1994 reported the declaration of a two-for-one split of the Company's common stock and the redemption of Common Share Purchase Rights accompanying the Company's common stock.

          2. A Report dated March 30, 1994 reported that the Company and BASF Corporation ended their talks to create a joint venture of their textile and carpet fibers businesses.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AlliedSignal Inc.

Date: May  6, 1994                                      By: /s/ G. Peter D'Aloia
                                                            ------------------------------
                                                            G. Peter D'Aloia
                                                            Vice President and Controller
                                                            (on behalf of the Registrant
                                                            and as the Registrant's
                                                            Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                     Description
      2          Omitted (Inapplicable)
      4          Omitted (Inapplicable)
     10.1        AlliedSignal Inc. Severance Plan
                 for Senior Executives, as
                 amended
     10.2        Salary Deferral Plan for Selected
                 Employees of AlliedSignal Inc. and
                 its Affiliates
     11          Omitted (Inapplicable)
     15          Independent Accountants'
                 Acknowledgment Letter as to the
                 incorporation of their report
                 relating to unaudited interim financial
                 statements
     18          Omitted (Inapplicable)
     19          Omitted (Inapplicable)
     22          Omitted (Inapplicable)
     23          Omitted (Inapplicable)
     24          Omitted (Inapplicable)
     27          Omitted (Inapplicable)
     99          Omitted (Inapplicable)