Form 10-Q
period 1994-06-30
ALLIED SIGNAL INC
filed 1994-08-15
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 Form 10-Q
                         ________________________

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

                                    OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

                       Commission file number 1-8974

                              AlliedSignal Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                    Delaware                                22-2640650
       -------------------------------                 -------------------
       (State or other jurisdiction of                   (I.R.S.Employer
       incorporation or organization)                  Identification No.)

           101 Columbia Road
            P. O. Box 4000
          Morristown, New Jersey                            07962-2497
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                                 (201)455-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                          NO
                ----                            ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
Class of Common Stock                                 June 30, 1994
- ---------------------                              ------------------
     $1 par value                                  282,793,144 shares

                             AlliedSignal Inc.

                                   Index
                                   -----

                                                            Page No.
                                                            --------
Part I.   -    Financial Information

          Item 1.   Condensed Financial Statements:

                    Consolidated Balance Sheet -
                      June 30, 1994 and December 31, 1993       3

                    Consolidated Statement of Income -
                      Three and Six Months Ended June 30,
                      1994 and 1993                             4

                    Consolidated Statement of Cash Flows-
                      Six Months Ended June 30,
                      1994 and 1993                             5

                    Notes to Financial Statements               6

                    Report on Review by Independent
                      Accountants                               7

         Item 2.    Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                     8


Part II.  -        Other Information

         Item 1.   Legal Proceedings                           12

         Item 6.   Exhibits and Reports on Form 8-K            12


Signatures                                                     13

                             AlliedSignal Inc.
                        Consolidated Balance Sheet
                                (Unaudited)

                                             June 30,    December 31,
                                               1994          1993
                                             --------    ------------
                                               (Dollars in millions)


ASSETS
Current Assets
  Cash and cash equivalents                  $   688            $   892
  Accounts and notes receivable - net          1,531              1,343
  Inventories - net (Note 2)                   1,694              1,745
  Other current assets                           616                587
                                             -------            -------
          Total current assets                 4,529              4,567

Investments and long-term receivables            538                553
Property, plant and equipment                  8,342              8,168
Accumulated depreciation and
    amortization                              (4,273)            (4,074)
Cost in excess of net assets of
    acquired companies - net                   1,108              1,087
Other assets                                     544                528
                                             -------            -------
          Total assets                       $10,788            $10,829
                                             =======            =======

LIABILITIES
Current Liabilities
  Accounts payable                           $ 1,233            $ 1,207
  Short-term borrowings                           90                 57
  Commercial paper                                37                164
  Current maturities of long-term debt            99                137
  Accrued liabilities                          1,789              1,924
                                             -------            -------
          Total current liabilities            3,248              3,489

Long-term debt                                 1,531              1,602
Deferred income taxes                            386                339
Postretirement benefit obligations
    other than pensions                        1,725              1,689
Other liabilities                              1,271              1,320

SHAREOWNERS' EQUITY
Capital - common stock issued                    358                358
        - additional paid-in capital           2,455              2,453
Common stock held in treasury, at cost        (1,505)            (1,437)
Cumulative translation adjustment                 10                 (7)
Retained earnings                              1,309              1,023
                                             -------            -------
          Total shareowners' equity            2,627              2,390
                                             -------            -------
 Total liabilities and shareowners' equity   $10,788            $10,829
                                             =======            =======

Notes to Financial Statements are an integral part of this statement.

                             AlliedSignal Inc.
                     Consolidated Statement of Income
                                (Unaudited)


                                          Three Months     Six Months
                                         Ended June 30   Ended June 30
                                         -------------   -------------
                                         1994    1993    1994    1993
                                         ----    ----    ----    ----
                                          (Dollars in millions except
                                                per share amounts)


Net sales                                $3,187  $3,055  $6,173  $5,956
                                         ------  ------  ------  ------
Cost of goods sold                        2,541   2,466   4,943   4,820
Selling, general and
  administrative expenses                   346     336     660     650
                                         ------  ------  ------  ------
             Total costs and expenses     2,887   2,802   5,603   5,470
                                         ------  ------  ------  ------
Income from operations                      300     253     570     486
Equity in income of affiliated companies     30      24      60      49
Other income (expense)                       (3)     (2)    (16)    (11)
Interest and other financial charges        (38)    (43)    (75)    (88)
                                         ------  ------  ------  ------
Income before taxes on income               289     232     539     436
Taxes on income                              93      65     174     123
                                         ------  ------  ------  ------
Income before cumulative effect of
  change in accounting principle            196     167     365     313

Cumulative effect of change in
  accounting principle:
  Accounting for postemployment
    benefits, net of income taxes             -       -       -    (245)
                                         ------  ------  ------  ------
Net income                               $  196  $  167  $  365  $   68
                                         ======  ======  ======  ======
Earnings per share of common
  stock:  (Note 3)

  Before cumulative effect of change
    in accounting principle              $  .69  $  .59  $ 1.29  $ 1.10

  Cumulative effect of change in
    accounting principle                      -       -       -    (.86)
                                         ------  ------  ------  ------

Net earnings                             $  .69  $  .59  $ 1.29  $  .24
                                         ======  ======  ======  ======
Cash dividends per share of
  common stock                           $.1675  $ .145  $.3125  $  .29
                                         ======  ======  ======  ======

Notes to Financial Statements are an integral part of this statement.

                             AlliedSignal Inc.
                     Consolidated Statement of Cash Flows
                               (Unaudited)

                                                     Six Months Ended
                                                          June 30
                                                   ---------------------
                                                      1994       1993
                                                      ----       ----
                                                   (Dollars in millions)

Cash flows from operating activities:
  Net income                                          $ 365     $  68
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Cumulative effect of change in accounting for
      postemployment benefits                            -        245
    Streamlining and restructuring                      (84)     (112)
    Depreciation and amortization (includes goodwill)   278       275
    Undistributed earnings of equity affiliates           2        (2)
    Deferred taxes                                       71        59
    (Increase) in accounts and notes receivable        (168)      (48)
    Decrease in inventories                              46        16
    (Increase) in other current assets                  (31)       (4)
    Increase (decrease) in accounts payable              15       (94)
    (Decrease) in accrued liabilities                   (85)       (9)
    Other                                              (101)      (43)
                                                      ------    ------
  Net cash flow provided by operating activities        308       351
                                                      ------    ------

Cash flows from investing activities:
  Expenditures for property, plant and equipment       (255)     (283)
  Proceeds from disposals of property, plant and
    equipment                                            15        15
  Decrease in other investments                           7        48
  (Increase) in other investments                        (9)      (15)
  Decrease (increase) in marketable securities           14       (16)
  Cash paid for acquisitions                            (41)      (11)
  Proceeds from sales of businesses                     135         -
                                                      ------    ------
  Net cash flow (used for) investing activities        (134)     (262)
                                                      ------    ------
Cash flows from financing activities:
  Net increase (decrease) in commercial paper          (127)      247
  Net increase in short-term borrowings                  27        27
  Proceeds from issuance of common stock                 30        91
  Proceeds from issuance of long-term debt                2         -
  Repurchases of long-term debt
    (including current maturities)                     (122)     (233)
  Repurchases of common stock                           (94)     (193)
  Cash dividends on common stock                        (87)      (82)
  Redemption of common stock purchase rights             (7)        -
                                                      ------    ------
  Net cash flow (used for) financing activities        (378)     (143)
                                                      ------    ------
  Net (decrease) in cash and cash equivalents          (204)      (54)
  Cash and cash equivalents at beginning of year        892       931
                                                      ------    ------
  Cash and cash equivalents at end of period          $ 688     $ 877
                                                      ======    ======

Notes to Financial Statements are an integral part of this statement.

                             AlliedSignal Inc.
                      Notes to Financial Statements
                              (Unaudited)
                          (Dollars in millions)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at June 30, 1994 and the results of operations for the three and six months ended June 30, 1994 and 1993 and the changes in cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three-and six-month periods ended June 30, 1994 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1994.

In the fourth quarter of 1993 the Company adopted Financial Accounting Standards Board Statement No. 112 - "Employers' Accounting for
Postemployment Benefits" effective as of January 1, 1993. The 1993 financial statements have been restated to include both ongoing and cumulative effects of the accounting change.

The financial information as of June 30, 1994 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1993.

In July 1994 the Company amended its 3-Year Credit Agreement by extending the maturity by one year to July 7, 1997 and amended its 364-Day Credit Agreement changing the maturity to July 3, 1995. The amendments also included certain other minor changes in terms and conditions.

Note 2. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                            June 30,    December 31,
                                              1994         1993
                                            --------    -----------


          Raw materials                    $  467       $  504
          Work in process                     683          635
          Finished products                   780          824
          Supplies and containers              53           51
                                           -------      -------
                                            1,983        2,014
          Less - Progress payments           (172)        (154)
                 Reduction to LIFO
                 cost basis                  (117)        (115)
                                           -------      -------
                                           $1,694       $1,745
                                           =======      =======


Note 3. Based on the weighted average number of shares outstanding during each period: three months ended June 30, 1994, 283,264,305 shares, and 1993, 282,418,502 shares; and six months ended June 30, 1994, 283,856,928 shares, and 1993, 283,301,774 shares. No dilution results from outstanding common stock equivalents. Share and per share data for all periods reflect the March 1994 two-for-one stock split.

                Report on Review by Independent Accountants
                -------------------------------------------




To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its consolidated subsidiaries as of June 30, 1994, and the consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993, and of cash flows for the six month periods ended June 30, 1994 and 1993. This financial information is the responsibility of the Company's management.

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



/s/ Price Waterhouse LLP
Price Waterhouse LLP
4 Headquarters Plaza North
Morristown, NJ  07962

July 25, 1994

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

     Results of Operations
     ---------------------

Second Quarter 1994 Compared with Second Quarter 1993
- -----------------------------------------------------

     Net sales in the second quarter of 1994 totaled $3.2 billion, an increase of $132 million, or 4 percent, compared with the second quarter of last year. Of this increase, $191 million was due to higher sales volumes. A partial offset was a decrease in prices of $27 million and a decrease of $32 million due to the effect of foreign exchange rates on reported sales of automotive's European operations. Sales for engineered materials and automotive increased by $77 and $63 million, respectively, while sales for aerospace declined by $8 million. Engineered materials' sales improved due to strong performances by laminates, carpet fibers, CFC substitutes, plastic resins, oximes and environmental catalysts. Automotive's sales increased due to higher volumes of air bags and braking systems for both cars and minivans. Sales for turbochargers were significantly higher because of strong diesel truck sales in North America and the increasing preference for turbo-diesel powered cars in Europe. North American aftermarket sales also increased. Although sales of heavy truck brake systems in North America were strong, reported worldwide sales of heavy truck brake systems were down, reflecting the transfer of the Company's European truck brake business to a joint venture with Knorr-Bremse AG in October 1993. Sales for a number of aerospace businesses were impacted by reduced military spending and continued weakness in the commercial aviation industry. However, sales were higher for commercial avionics products and aircraft landing systems, in part reflecting the contributions of recently acquired businesses, and for technical services.

     Income from operations of $300 million increased by $47 million, or 19 percent, compared with last year's second quarter. Operating income for engineered materials improved by 25 percent, automotive by 17 percent and aerospace by 8 percent. Operating expenses for corporate were unchanged. The Company's operating margin for the second quarter of 1994 was 9.4 percent, compared with 8.3 percent for the same period last year. See the discussion of net income below for information by segment.

     Equity in income of affiliated companies of $30 million increased by $6 million, or 25 percent, compared to last year mainly due to higher profits from the Paxon high-density polyethylene joint venture, partly offset by lower profits from the UOP process technology joint venture.

     Interest and other financial charges of $38 million decreased $5 million, or 12 percent, from 1993's second quarter reflecting a lower level and a more favorable mix of debt outstanding.

     The effective tax rate in the second quarter of 1994 was 32.3 percent. The 1993 rate was 28.0 percent. The 4.3 percentage point increase reflects a higher level of earnings subject to the statutory rate and the additional non-deductibility of certain expenses and a higher rate resulting from the 1993 tax act.

     Net income for aerospace increased 17 percent primarily reflecting productivity measures, including business consolidations, materials management and manufacturing process improvements mainly in the engines group, as well as higher sales in aircraft landing systems and general aviation avionics, partly offset by the impact of lower sales due to reduced military spending and weakness in the commercial aviation industry. Automotive's income increased 32 percent due to the popularity of cars and minivans equipped with the Company's air bags and anti-lock brakes. Income for turbochargers was significantly higher due to higher sales in North America and Europe. Productivity gains also added to the income increase for automotive. Earnings for engineered materials improved by 21 percent reflecting higher sales volumes, manufacturing efficiencies and higher earnings from the Paxon joint venture.

     Net income of $196 million, or $.69 a share, was higher than last year's $167 million, or $.59 a share, for the reasons discussed above.

Six Months 1994 Compared with Six Months 1993
- ---------------------------------------------

     Net sales in the first six months of 1994 totaled $6.2 billion, an increase of $217 million, or 4 percent, compared with the first six months of last year. Of this increase, $343 million was due to increased sales volumes. Partly offsetting was a decrease in prices of $54 million and a decrease of $72 million due to the effect of foreign exchange rates on reported sales of automotive's European operations. Sales for engineered materials and automotive increased by $141 and $92 million, respectively, while sales for aerospace declined by $16 million. Engineered materials' sales improved because of higher sales volumes of carpet fibers, laminates, CFC substitutes, industrial fibers and environmental catalysts.
Automotive's sales increased due to higher volumes for turbochargers in both North America and Europe and for North American brakes and air bags. North American heavy truck brake systems sales increased, while worldwide sales declined, reflecting the joint venture with Knorr-Bremse AG. The aerospace decrease is mainly due to the effects of continued cutbacks in military spending and weakness in the commercial aviation industry.
Aerospace sales include a $68 million contract settlement with the U.S. Air Force in the first quarter of 1994. Sales from commercial avionics and landing systems were higher, in part reflecting the contributions of recently acquired businesses.

     Income from operations of $570 million increased by $84 million, or 17 percent, compared with 1993's first six months. Operating income for automotive improved by 19 percent, engineered materials by 18 percent and aerospace by 9 percent. Operating expense for corporate decreased by 4 percent. The Company's operating margin for the first six months of 1994 was 9.2 percent, compared with 8.2 percent last year. See the discussion of net income below for information by segment.

     Productivity (the constant-dollar-basis relationship of sales to costs) of the Company's businesses improved by 5.9 percent compared with last year's first six months.

     Equity in income of affiliated companies of $60 million increased by $11 million, or 22 percent, compared to last year mainly due to higher profits
                                    9
from the Paxon joint venture, partly offset by lower profits from the UOP joint venture.

     Other income (expense) of $(16) million was unfavorable by $5 million, or 45 percent, compared to last year's first six months mainly due to a higher amount for minority interest as a result of the formation of a joint venture with Knorr-Bremse in the United States, along with reduced interest income. A partial offset resulted from reduced foreign exchange hedging costs.

     Interest and other financial charges of $75 million decreased $13 million, or 15 percent, from last year reflecting a lower level and a more favorable mix of debt outstanding.

     The effective tax rate for the first six months of 1994 was 32.4 percent. The 1993 rate was 28.2 percent. The 4.2 percentage point increase is due to a higher level of earnings subject to the statutory rate and the additional non-deductibility of certain expenses and a higher rate resulting from the 1993 tax act.

     Earnings for aerospace increased 14 percent, primarily due to cost savings from business consolidations, materials management and other productivity programs. Income from general aviation avionics and landing systems was higher. Productivity improvements in the engines business contributed to significantly higher net income. A contraction of military spending and weakness in the commercial aviation industry resulted in lower earnings for many other aerospace businesses. The contract settlement with the Air Force had an insignificant impact on net income. Automotive's net income increased 25 percent reflecting productivity improvements throughout the business coupled with higher sales for air bags and turbochargers. Income for North American braking systems was lower due to higher costs. Earnings for engineered materials improved 18 percent, reflecting higher sales volumes, manufacturing efficiencies and a higher profit contribution from the Paxon joint venture.

     Income before the cumulative effect of change in accounting principle of $365 million was $52 million higher than last year, and earnings per share of $1.29 increased $.19 for the reasons discussed above. Net income was $365 million, or $1.29 a share, compared to last year's $68 million, or $.24 a share. The first six months of 1993 includes a "catch-up" charge of $245 million, or $.86 a share, reflecting the adoption of Financial Accounting Standards Board Statement No. 112 - "Employers' Accounting for Postemployment Benefits."


     Financial Condition
     -------------------

June 30, 1994 Compared with December 31, 1993
- ---------------------------------------------

     On June 30, 1994, the Company had $688 million in cash and cash equivalents, compared with $892 million at year-end 1993. The $204 million decrease primarily reflects the pay down of debt. The current ratio at June 30, 1994 was 1.4X, compared with 1.3X at year-end 1993.

     On June 30, 1994, the Company's long-term debt amounted to $1,531 million, down $71 million from year-end 1993. Total debt of $1,757 million on June 30,

1994 was down from $1,960 million at year-end, mainly reflecting a reduction in commercial paper outstanding. The Company's total debt as a percent of capital decreased from 42.7 percent at year-end to 37.7 percent at June 30, 1994.

     During the first six months of 1994, the Company spent $255 million for capital expenditures, compared with $283 million in the corresponding period in 1993. Spending by the business segments and corporate for the 1994 six month period was as follows: aerospace-$61 million; automotive- $85 million; engineered materials-$105 million, and corporate-$4 million.

     During the first six months of 1994, the Company repurchased 2.6 million shares of common stock for $94 million. Common stock is repurchased to meet the requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At June 30, 1994, the Company had remaining authority to repurchase 13.9 million shares of common stock.

     During the second quarter of 1994, the Company completed the sales of its mechanical and hydraulic actuation business and of its general aviation hangar operations. The Company will continue to supply the hangar facilities with engine parts, technical support and quality assurance on engine-related maintenance. These dispositions will result in a reduction of annual sales of approximately $180 million. As a result of the disposal of these two businesses, and the disposal of another small business in the first quarter, the Company realized cash proceeds of $135 million.

     In May 1994 the Company signed a memorandum of understanding with Textron Inc. to acquire Textron's Lycoming Turbine Engine Division (Lycoming Division) for approximately $375 million plus the assumption of certain liabilities. The Lycoming Division's 1993 sales were approximately $620 million. The Lycoming Division manufactures turbofan engines for regional airlines, helicopter engines for commercial, military and utility aircraft, military tank engines and marine propulsion engines.



Review by Independent Accountants
- ---------------------------------

     The "Independent Accountants' Report" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

       As a result of accepting and handling certain shipments of wastewaters to its plant in Fairfield, Alabama (a) the Company on July 14, 1994 agreed to pay a $25,000 civil penalty to the Alabama Department of Environmental Management (ADEM) for alleged violations of the Clean Water Act, and (b) ADEM proposed on July 20, 1994 an additional civil penalty of $250,000 for alleged violations of Alabama's hazardous waste management regulations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  The following exhibits are filed with this Form 10-Q:
             --------
             10.1 Letter Amendment, dated as of July 5, 1994, to the
                  Revolving Credit Agreement, dated as of July 7, 1993, among the Company, certain banks, Citibank, N.A., as Administrative Agent for the banks, and ABN AMRO Bank N.V. and Morgan Guaranty Trust Company of New York, as Co-Agents

             10.2 Letter Amendment, dated as of July 5, 1994, to the 364-Day
                  Credit Agreement, dated as of July 7, 1993, among the Company, certain banks, Citibank, N.A., as Administrative Agent for the banks, and ABN AMRO Bank N.V. and Morgan Guaranty Trust Company of New York, as Co-Agents

             10.3 Amended and restated Agreement dated as of May 6, 1994 between the Company and Lawrence A. Bossidy

             15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

         (b) Reports on Form 8-K.  No reports on Form 8-K were filed during
             -------------------
                 the quarter ended June 30, 1994.

                                SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AlliedSignal Inc.



Date:  August 15, 1994       By:  /s/ G. Peter D'Aloia
                                   ----------------------------
                                   G. Peter D'Aloia
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

                               EXHIBIT INDEX

Exhibit Number                          Description

   2                                Omitted (Inapplicable)

   4                                Omitted (Inapplicable)

   10.1 Letter Amendment, dated as of July 5, 1994, to the Revolving Credit Agreement, dated as of
                                    July 7, 1993, among the Company,
                                    certain banks, Citibank, N.A., as
                                    Administrative Agent for the
                                    banks, and ABN AMRO Bank N.V. and
                                    Morgan Guaranty Trust Company of
                                    New York, as Co-Agents

   10.2                             Letter Amendment, dated as of
                                    July 5, 1994, to the 364-Day
                                    Credit Agreement, dated as of
                                    July 7, 1993, among the Company,
                                    certain banks, Citibank, N.A., as
                                    Administrative Agent for the
                                    banks, and ABN AMRO Bank N.V. and
                                    Morgan Guaranty Trust Company of
                                    New York, as Co-Agents

   10.3 Amended and restated Agreement dated as of May 6, 1994 between the Company and
                                    Lawrence A. Bossidy

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