Form 10-Q
period 1994-09-30
ALLIEDSIGNAL INC
filed 1994-11-07
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1994
                                      ------------------
                              OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number 1-8974
                                        ------
                       AlliedSignal Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

             Delaware                                22-2640650
 -------------------------------                  -------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

     101 Columbia Road
      P. O. Box 4000
   Morristown, New Jersey                              07962-2497
- ----------------------------------                     ----------
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

          YES     X                          NO
                ----                        ----
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                                Outstanding at
Class of Common Stock                         September 30, 1994
- ---------------------                         ------------------
    $1 par value                              282,987,414 shares

                       AlliedSignal Inc.

                             Index
                             -----

                                                           Page No.
                                                           --------
Part I.  -    Financial Information

     Item 1.  Condensed Financial Statements:

              Consolidated Balance Sheet -
                September 30, 1994 and December 31, 1993      3

              Consolidated Statement of Income -
                Three and Nine Months Ended September 30,
                1994 and 1993                                 4

              Consolidated Statement of Cash Flows-
                Nine Months Ended September 30,
                1994 and 1993                                 5

              Notes to Financial Statements                   6

              Report on Review by Independent
                Accountants                                   8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                         9


Part II. -    Other Information

     Item 1.  Legal Proceedings                              13

     Item 6.  Exhibits and Reports on Form 8-K               13


Signatures                                                   14

                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)


                                          September 30,     December 31,
                                              1994             1993
                                          -------------     ------------
                                               (Dollars in millions)


ASSETS
Current Assets
  Cash and cash equivalents                $   790           $   892
  Accounts and notes receivable - net
    (Note 2)                                 1,539             1,343
  Inventories - net (Note 3)                 1,693             1,745
  Other current assets                         610               587
                                           -------           -------
          Total current assets               4,632             4,567

Investments and long-term receivables          475               553
Property, plant and equipment                8,502             8,168
Accumulated depreciation and
    amortization                            (4,398)           (4,074)
Cost in excess of net assets of
    acquired companies - net                 1,114             1,087
Other assets                                   579               528
                                           -------           -------
  Total assets                             $10,904           $10,829
                                           =======           =======

LIABILITIES
Current Liabilities
  Accounts payable                         $ 1,273           $ 1,207
  Short-term borrowings                         88                57
  Commercial paper                              20               164
  Current maturities of long-term debt         125               137
  Accrued liabilities                        1,722             1,924
                                           -------           -------
          Total current liabilities          3,228             3,489

Long-term debt                               1,446             1,602
Deferred income taxes                          441               339
Postretirement benefit obligations
    other than pensions                      1,720             1,689
Other liabilities                            1,271             1,320

SHAREOWNERS' EQUITY
Capital - common stock issued                  358               358
        - additional paid-in capital         2,457             2,453
Common stock held in treasury, at cost      (1,507)           (1,437)
Cumulative translation adjustment               37                (7)
Retained earnings                            1,453             1,023
                                           -------           -------
          Total shareowners' equity          2,798             2,390
                                           -------           -------
Total liabilities and shareowners' equity  $10,904           $10,829
                                           =======           =======

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)


                                         Three Months       Nine Months
                                     Ended September 30  Ended September 30
                                     ------------------  ------------------
                                         1994    1993    1994    1993
                                         ----    ----    ----    ----
                                         (Dollars in millions except
                                             per share amounts)



Net sales                               $3,110  $2,812  $9,283  $8,768
                                        ------  ------  ------  ------
Cost of goods sold                       2,503   2,257   7,446   7,077
Selling, general and
  administrative expenses                  325     329     985     979
                                        ------  ------  ------  ------
             Total costs and expenses    2,828   2,586   8,431   8,056
                                        ------  ------  ------  ------
Income from operations                     282     226     852     712
Equity in income of affiliated companies    31      24      91      73
Other income (expense)                      (3)     (2)    (19)    (13)
Interest and other financial charges       (34)    (36)   (109)   (124)
                                        ------  ------  ------  ------
Income before taxes on income              276     212     815     648
Taxes on income                             87      47     261     170
                                        ------  ------  ------  ------
Income before cumulative effect of
  change in accounting principle           189     165     554     478

Cumulative effect of change in
  accounting principle:
  Accounting for postemployment
    benefits, net of income taxes           -       -       -     (245)
                                        ------  ------  ------  ------
Net income                              $  189  $  165  $  554  $  233
                                        ======  ======  ======  ======
Earnings per share of common
  stock:  (Note 4)

  Before cumulative effect of change
    in accounting principle             $  .67  $  .58  $ 1.95  $ 1.69

  Cumulative effect of change in
    accounting principle                    -       -       -     (.86)
                                        ------  ------  ------  ------
Net earnings                            $  .67  $  .58  $ 1.95  $  .83
                                        ======  ======  ======  ======
Cash dividends per share of
  common stock                          $.1675  $ .145  $  .48  $ .435
                                        ======  ======  ======  ======

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                          (Unaudited)


                                                    Nine Months Ended
                                                      September 30
                                                    -----------------
                                                      1994      1993
                                                      ----      ----
                                                  (Dollars in millions)


Cash flows from operating activities:
  Net income                                         $ 554     $ 233
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Cumulative effect of change in accounting for
      postemployment benefits                           -        245
    Streamlining and restructuring                    (134)     (178)
    Depreciation and amortization (includes goodwill)  414       406
    Undistributed earnings of equity affiliates         (9)      (10)
    Deferred taxes                                     112        82
    Decrease (increase) in accounts and notes
      receivable                                      (154)       94
    Decrease in inventories                             57         7
    Decrease (increase) in other current assets        (43)        6
    Increase (decrease) in accounts payable             37      (159)
    Increase (decrease) in accrued liabilities        (111)        2
    Other                                             (131)     (129)
                                                      ----      ----
  Net cash flow provided by operating activities       592       599
                                                      ----      ----
Cash flows from investing activities:
  Expenditures for property, plant and equipment      (398)     (441)
  Proceeds from disposals of property, plant and
    equipment                                           53        24
  Decrease in other investments                         15        48
  (Increase) in other investments                      (11)      (19)
  Decrease (increase) in marketable securities          86       (34)
  Cash paid for acquisitions                           (67)      (30)
  Proceeds from sales of businesses                    136         5
                                                      ----      ----
  Net cash flow (used for) investing activities       (186)     (447)
                                                      ----      ----
Cash flows from financing activities:
  Net increase (decrease) in commercial paper         (144)      184
  Net increase in short-term borrowings                 22        27
  Proceeds from issuance of common stock                41       129
  Proceeds from issuance of long-term debt               2        15
  Repurchases of long-term debt
    (including current maturities)                    (187)     (304)
  Repurchases of common stock                         (101)     (209)
  Cash dividends on common stock                      (134)     (123)
  Redemption of common stock purchase rights            (7)       -
                                                      ----      ----
  Net cash flow (used for) financing activities       (508)     (281)
                                                      ----      ----
  Net (decrease) in cash and cash equivalents         (102)     (129)
  Cash and cash equivalents at beginning of year       892       931
                                                      ----      ----
  Cash and cash equivalents at end of period         $ 790     $ 802
                                                     =====     =====

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
                Notes to Financial Statements
                        (Unaudited)
                   (Dollars in millions)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at September 30, 1994 and the results of operations for the three and nine months ended September 30, 1994 and 1993 and the changes in cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three-and nine-month periods ended September 30, 1994 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1994.

In the fourth quarter of 1993 the Company adopted Financial
Accounting Standards Board Statement No. 112 - "Employers'
Accounting for Postemployment Benefits" effective as of January 1, 1993. The 1993 financial statements have been restated to include both ongoing and cumulative effects of the accounting change.

The financial information as of September 30, 1994 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1993.

Note 2.  Accounts and notes receivable consist of the following:


                                         September 30,  December 31,
                                             1994         1993
                                         -------------  ------------

          Trade                            $1,411       $1,245
          Other                               159          126
                                           ------       ------
                                            1,570        1,371
          Less--Allowance for doubtful
          accounts and refunds                (31)         (28)
                                           ------       ------
                                           $1,539       $1,343
                                           ======       ======

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:


                                         September 30,  December 31,
                                             1994         1993
                                         -------------  ------------

          Raw materials                    $  471       $  504
          Work in process                     689          635
          Finished products                   777          824
          Supplies and containers              53           51
                                           ------       ------
                                            1,990        2,014
          Less - Progress payments           (174)        (154)
                 Reduction to LIFO
                 cost basis                  (123)        (115)
                                           ------       ------
                                           $1,693       $1,745
                                           ======       ======

                            - 6 -

Note 4. Based on the weighted average number of shares outstanding during each period: three months ended September 30, 1994, 283,021,071 shares, and 1993, 282,855,162 shares; and nine months ended September 30, 1994, 283,575,248 shares, and 1993, 283,142,932 shares. No dilution results from outstanding common stock equivalents. Share and per share data for all periods reflect the March 1994 two-for-one stock split.

          Report on Review by Independent Accountants
          -------------------------------------------



To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its consolidated subsidiaries as of September
30, 1994, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and of cash flows for the nine month periods ended September 30, 1994 and 1993.
This financial information is the responsibility of the Company's management.

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




Price Waterhouse LLP
4 Headquarters Plaza North
Morristown, NJ  07962

October 24, 1994

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

     Results of Operations
     ---------------------
Third Quarter 1994 Compared with Third Quarter 1993
- ---------------------------------------------------
     Net sales in the third quarter of 1994 totaled $3.1 billion, an increase of $298 million, or 11 percent, compared with the third quarter of last year. Of this increase, $304 million was due to higher sales volumes, including sales by recently acquired businesses, and $20 million was due to the effect of foreign exchange rates mainly on automotive's European operations. A partial offset was a decrease in prices of $26 million. Sales for engineered materials increased by $157 million, automotive by $136 million and aerospace by $5 million. Engineered materials' sales improved due to substantial gains recorded by nearly all product groups. Fluorines benefited from increased market share in the refrigeration segment of the business, as well as from new production of environmentally safer substitutes at the recently completed Geismar, Louisiana plant. Fibers had improved sales and market share. Laminate systems and performance additives had strong revenue growth from sales in Asia and Europe. Sales of plastics reflected successful implementation of internal growth and globalization strategies, benefiting from new product applications and higher sales in markets outside North America. Automotive's sales increase reflected higher automotive production in North America resulting in significant sales gains for antilock brakes and air bags. Turbocharger sales were boosted by the strong North American truck market and by continued growth of the diesel-powered segment of the European car market. Sales of seat belts in Europe increased following the Company's acquisition of a small seat belt business. Although sales of truck brake systems in North America were strong, reported worldwide sales of truck brake systems were down, reflecting the transfer of the Company's European truck brake business to an unconsolidated venture with Knorr-Bremse AG in October 1993. North American aftermarket sales were essentially flat. The aerospace sales increase was due to higher sales of commercial avionics products and aircraft landing systems repair and overhaul, in part reflecting the contributions of recently acquired businesses, as well as higher sales of communications systems, partly offset by lower sales of engines and equipment and controls.

     Income from operations of $282 million increased by $56 million, or 25 percent, compared with last year's third quarter. Operating income for engineered materials improved by 28 percent, aerospace by 22 percent and automotive by 15 percent. Operating expenses for corporate were unchanged. The Company's operating margin for the third quarter of 1994 was 9.1 percent, compared with
8.0 percent for the same period last year. See the discussion of net income below for information by segment.

     Equity in income of affiliated companies of $31 million increased by $7 million, or 29 percent, compared to last year mainly due to improved results for the UOP process technology joint venture and for an automotive air bag component joint venture.

     Interest and other financial charges of $34 million decreased $2 million, or 6 percent, from 1993's third quarter reflecting a lower level of debt outstanding.

     The effective tax rate in the third quarter of 1994 was 31.4 percent. The 1993 rate of 22.4 percent reflected a net 4.7 percentage point reduction for an adjustment to deferred tax balances, partly offset by the catch-up impact on 1993 earnings of a higher statutory rate as a result of the 1993 U.S. tax act. The net impact of the two items increased 1993 earnings by about $.02 a share. The balance of the increase reflects a higher level of earnings subject to the U.S. statutory rate and the non-deductibility of certain expenses in 1994 as a result of the 1993 tax act.

     Net income for aerospace increased 14 percent primarily reflecting productivity actions, including business consolidations mainly in the engines business. Automotive's net income increased 19 percent reflecting higher worldwide sales of turbochargers, as well as higher income for both European original equipment and aftermarket products due to market recovery and productivity improvements. Earnings for engineered materials improved by 25 percent reflecting higher sales volumes of fluorines, laminates, environmental catalysts and specialty chemicals. Strong licensing activity in the Asian petrochemical industry contributed to higher earnings from the UOP joint venture. Fibers sales improved although the business was affected by higher raw material costs.

     Net income of $189 million, or $.67 a share, was higher than last year's $165 million, or $.58 a share, for the reasons discussed above.

Nine Months 1994 Compared with Nine Months 1993
- -----------------------------------------------

     Net sales in the first nine months of 1994 totaled $9.3 billion, an increase of $515 million, or 6 percent, compared with the first nine months of last year. Of this increase, $647 million was due to increased sales volumes, including sales by recently acquired businesses. Partly offsetting was a decrease in prices of $80 million and a decrease of $52 million due to the effect of foreign exchange rates mainly on automotive's European operations. Sales for engineered materials and automotive increased by $298 and $228 million, respectively, while sales for aerospace declined by $11 million. Engineered materials' sales improved because of higher sales volumes of fibers, fluorine products including CFC substitutes, laminates, specialty chemicals and environmental catalysts. Automotive's sales increased due to higher volumes for turbochargers in both North America and Europe and for North
American brakes and air bags. North American truck brake systems sales increased, while worldwide sales declined, reflecting the joint venture with Knorr-Bremse AG. The aerospace decrease is mainly due to the effects of cutbacks in military spending and weakness in the commercial aviation industry. Aerospace sales include a $68 million contract settlement with the U.S. Air Force in the first quarter of 1994. Sales from commercial avionics and aircraft landing systems repair and overhaul were higher, in part reflecting the contributions of recently acquired businesses.

     Income from operations of $852 million increased by $140 million, or 20 percent, compared with 1993's first nine months.
Operating income for
engineered materials improved by 21 percent, automotive by 18 percent and aerospace by 13 percent. Operating expenses for corporate were reduced by 2 percent. The Company's operating margin for the first nine months of 1994 was 9.2 percent, compared with 8.1 percent last year. See the discussion of net income below for information by segment.

     Productivity (the constant-dollar-basis relationship of sales to costs) of the Company's businesses improved by 5.9 percent compared with last year's first nine months.

     Equity in income of affiliated companies of $91 million increased by $18 million, or 25 percent, compared to last year mainly due to improved results for the Paxon Polymer Company high-density polyethylene joint venture and an automotive air bag component joint venture.

     Other income (expense) of $(19) million was unfavorable by $6 million, or 46 percent, compared to last year's first nine months mainly due to a higher amount of minority interest as a result of the formation of a venture with Knorr-Bremse in the United States, along with reduced interest income. A partial offset resulted from reduced foreign exchange hedging costs.

     Interest and other financial charges of $109 million decreased $15 million, or 12 percent, from last year reflecting a lower level, and a more favorable mix of debt outstanding.

     The effective tax rate for the first nine months of 1994 was
32.0 percent. The 1993 rate was 26.2 percent. The 5.8 percentage point increase is due to a higher level of earnings subject to the U.S. statutory rate and the non-deductibility of certain expenses resulting from the 1993 tax act, as well as the effect of the 1993 adjustment to deferred tax balances mentioned previously.

     Earnings for aerospace increased 14 percent, primarily due to cost savings from business consolidations, materials management and other productivity programs. Income from general aviation avionics and landing systems was higher. Productivity improvements in the engines business contributed to significantly higher net income. A contraction of military spending and weakness in the commercial aviation industry resulted in lower earnings for many other aerospace businesses. Automotive's net income increased 23 percent reflecting productivity improvements throughout the business coupled with higher sales for turbochargers and air bags. Economic recovery and productivity actions in Europe contributed to increased net income in the European original equipment and aftermarket business areas. Income for North American braking systems was lower due to higher costs. Earnings for engineered materials improved 20 percent, reflecting higher sales volumes, manufacturing efficiencies and higher profit contributions from both the Paxon Polymer Company and the UOP joint ventures.

     Income before the cumulative effect of change in accounting principle of $554 million was $76 million higher than last year, and earnings per share of $1.95 increased $.26 for the reasons discussed above. Net income was $554 million, or $1.95 a share, compared to last year's $233 million, or $.83 a share. The first nine months of 1993 includes a "catch-up" charge of $245 million, or $.86 a share, reflecting the adoption of Financial Accounting Standards Board Statement No. 112 - "Employers' Accounting for Postemployment Benefits."

     Financial Condition
     -------------------
September 30, 1994 Compared with December 31, 1993
- --------------------------------------------------
     On September 30, 1994, the Company had $790 million in cash and cash equivalents, compared with $892 million at year-end 1993. The $102 million decrease primarily reflects the pay down of debt, partly offset by the current period's cash flow. The current ratio at September 30, 1994 was 1.4X, compared with 1.3X at year-end 1993.

     On September 30, 1994, the Company's long-term debt amounted to $1,446 million, down $156 million from year-end 1993. Total debt of $1,679 million on September 30,1994 was down $281 million from $1,960 million at year-end, mainly reflecting a reduction in commercial paper outstanding and the redemption of a Deutschemark bond issue. The Company's total debt as a percent of capital decreased from 42.7 percent at year-end to 34.9 percent at September 30, 1994.

     During the first nine months of 1994, the Company spent $398 million for capital expenditures, compared with $441 million in the corresponding period in 1993. Spending by the business segments and corporate for the 1994 nine month period was as follows: aerospace- $92 million; automotive-$138 million; engineered materials-$162 million, and corporate-$6 million.

     During the first nine months of 1994, the Company repurchased
2.9 million shares of common stock for $104 million. Common stock is repurchased to meet the requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment and share purchase plan. At September 30, 1994, the Company had remaining authority to repurchase 13.6 million shares of common stock.

     During the second quarter of 1994, the Company completed the sales of its mechanical and hydraulic actuation business and of its general aviation hangar operations. The Company will continue to supply the hangar facilities with engine parts, technical support and quality assurance on engine-related maintenance. These dispositions will result in a reduction of annual sales of approximately $180 million. As a result of the disposal of these two businesses, and the disposal of another small business in the first quarter, the Company realized cash proceeds of $136 million.

     In October 1994 the Company completed the acquisition of Lycoming Turbine Engine Division (Lycoming Division) from Textron Inc. for
$375 million plus the assumption of certain liabilities.  The
Lycoming Division's 1993 sales were approximately $620 million. The Lycoming Division manufactures turbofan engines for regional airlines, helicopter engines for commercial, military and utility aircraft, military tank engines and marine propulsion engines.

Review by Independent Accountants
- ---------------------------------
     The "Independent Accountants' Report" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

                  PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

       As previously reported, the Alabama Department of Environmental Management proposed on July 20, 1994 a civil penalty for alleged violations of Alabama's hazardous waste management regulations relating to the Company's acceptance and handling of certain shipments of wastewaters to the Company's plant in Fairfield, Alabama. On August 24, 1994 the Company agreed to settle this matter by payment of a civil penalty of $250,000.

Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits.  The following exhibits are filed with this Form 10-Q:
           --------
           15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

           27    Financial Data Schedule

       (b) Reports on Form 8-K.   No reports on Form 8-K were filed
           -------------------
                 during the quarter ended September 30, 1994.

                          SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AlliedSignal Inc.



Date:  November 7, 1994       By:  /s/ G. Peter D'Aloia
                                   -----------------------------
                                   G. Peter D'Aloia
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

                         EXHIBIT INDEX



Exhibit Number                     Description

     2                          Omitted (Inapplicable)

     4                          Omitted (Inapplicable)

     10                         Omitted (Inapplicable)

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

     19                         Omitted (Inapplicable)

     22                         Omitted (Inapplicable)

     23                         Omitted (Inapplicable)

     24                         Omitted (Inapplicable)

     27                         Financial Data Schedule

     99                         Omitted (Inapplicable)