Form 10-K
period 1994-12-31
ALLIEDSIGNAL INC
filed 1995-03-02
CIK 773840

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

                         Commission file number 1-8974

                               ALLIEDSIGNAL INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                   22-2640650
- ----------------------------------------  ---------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

           101 Columbia Road
             P.O. Box 4000
         Morristown, New Jersey                            07962-2497
- ----------------------------------------  ---------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (201)455-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
- ----------------------------------------  ---------------------------------------------
Common Stock, par value $1 per share*                New York Stock Exchange
                                                     Chicago  Stock Exchange
                                                     Pacific  Stock Exchange
Money Multiplier Notes due 1996-2000                 New York Stock Exchange
9 7/8% Debentures due June 1, 2002                   New York Stock Exchange
9.20% Debentures due February 15, 2003               New York Stock Exchange
Zero Coupon Serial Bonds due 1995-2009               New York Stock Exchange
9 1/2% Debentures due June 1, 2016                   New York Stock Exchange

- ------------
* The common stock is also listed for trading on the Amsterdam, Basle, Frankfurt, Geneva, London, Paris, Tokyo and Zurich stock exchanges.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $9.6 billion at December 31, 1994.

There were 283,131,846 shares of Common Stock outstanding at December 31, 1994.

                      Documents Incorporated by Reference
         Part I and II: Annual Report to Shareowners for the Year Ended December 31, 1994.
        Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 24, 1995.

________________________________________________________________________________
________________________________________________________________________________

                               ALLIEDSIGNAL INC.

                             CROSS REFERENCE SHEET

                                                                                                     Page(s) in
Form 10-K                                  Heading(s) in Annual Report to Shareowners for              Annual
Item No.                                            Year Ended December 31, 1994                       Report
- ----------------------------------  ------------------------------------------------------------    ------------

 1. Business                        Note 26. Segment Financial Data ............................         37
                                    Note 25. Geographic Areas -- Financial Data ................         37
                                    Management's Discussion and Analysis .......................         21
 3. Legal Proceedings               Note 20. Commitments and Contingencies .....................         34
 5. Market for the Regis-           Note 27. Unaudited Quarterly Financial
    trant's Common Equity           Information ................................................         38
    and Related Stock-              Selected Financial Data ....................................         39
    holder Matters
 6. Selected Financial Data         Selected Financial Data ....................................         39
 7. Management's Discussion and     Management's Discussion and Analysis .......................         19
    Analysis of Financial
    Condition and Results of
    Operations
 8. Financial Statements and        Report of Independent Accountants ..........................         38
    Supplementary Data              Consolidated Statement of Income ...........................         26
                                    Consolidated Statement of Retained Earnings ................         26
                                    Consolidated Balance Sheet .................................         27
                                    Consolidated Statement of Cash Flows .......................         28
                                    Notes to Financial Statements ..............................         29

                                                 Heading(s) in Proxy Statement for                   Page(s) in
                                                   Annual Meeting of Shareowners                       Proxy
                                                     to be held April 24, 1995                       Statement
                                    ------------------------------------------------------------    ------------
10. Directors and Executive         Election of Directors; Voting Securities ...................         *
    Officers of the Registrant
11. Executive Compensation          Election of Directors -- Compensation of Directors;
                                    Executive Compensation .....................................         *
12. Security Ownership of Certain   Voting Securities ..........................................         *
    Beneficial Owners and
    Management

- ------------

* To be included in a definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1994.

NOTE: AlliedSignal Inc. is sometimes referred to in this Report as the Registrant and as the Company, and AlliedSignal Inc. and its consolidated subsidiaries are sometimes referred to as the Company as the context may so require.

                               TABLE OF CONTENTS

           ITEM                                                                                                  PAGE
           ----                                                                                                  ----
Part I.    1  Business........................................................................................     4
           2  Properties......................................................................................    14
           3  Legal Proceedings...............................................................................    15
           4  Submission of Matters to a Vote of Security Holders.............................................    15
           Executive Officers of the Registrant...............................................................    15

Part II.   5  Market for the Registrant's Common Equity and Related Stockholder Matters.......................    17
           6  Selected Financial Data.........................................................................    17
           7  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    17
           8  Financial Statements and Supplementary Data.....................................................    17
           9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    17

Part III.  10  Directors and Executive Officers of the Registrant.............................................    17(a)
           11  Executive Compensation.........................................................................    17(a)
           12  Security Ownership of Certain Beneficial Owners and Management.................................    18(a)
           13  Certain Relationships and Related Transactions.................................................    18

Part IV.   14  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    18

Signatures....................................................................................................    19

- ------------

 (a) These items are omitted since the Registrant will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors not later than 120 days after December 31, 1994. Certain other information relating to the Executive Officers of the Registrant appears at pages 15 and 16 of this Report.

                                    PART I.

ITEM 1.   BUSINESS

     AlliedSignal Inc. with its consolidated subsidiaries (sometimes referred to in this Report as the Company) was organized in the State of Delaware in 1985. The Company is the successor to Allied Corporation, which was organized in the State of New York in 1920.

     The Company's operations are conducted under three business segments: aerospace, automotive and engineered materials.

     The Company's products are used by many major industries, including textiles, construction, plastics, electronics, motor vehicles, chemicals, housing, telecommunications, utilities, packaging, military and commercial aviation and aerospace, and in the space program, and agriculture. The following is a description of the Company's three business segments and their principal products and activities.

AEROSPACE

     The Aerospace segment is among the world's largest manufacturers and suppliers of advanced technology products and services for the military, commercial and general aviation, and space markets.

     In 1994 the Company substantially completed a restructuring and consolidation of Aerospace's 12 principal product lines into four strategic business units: Aerospace Equipment Systems (Equipment Systems), Commercial Avionics Systems (Avionics Systems), AlliedSignal Engines (Engines) and Government Electronic Systems (Electronic Systems).

     The Company serves key military and commercial segments of the aviation, defense and space markets with a broad array of systems, subsystems, components and services. It designs, develops, manufactures, markets and services hundreds of products found on all types of aircraft, from single-engine executive aircraft and wide-bodied 'jumbos' flown by the world's commercial carriers, to trainers, transports, bombers, fighters and helicopters used by the U.S. and other countries for national defense. The Company's global business consists primarily of original-equipment sales and an extensive aftermarket business, including spare parts, maintenance and repair, and retrofitting. Worldwide customers include all of the major airframe and engine manufacturers, including Boeing, McDonnell Douglas, Lockheed, Airbus Industrie (Airbus), British Aerospace, Fokker, Cessna, Fairchild, Dassault, Rockwell International, Pratt & Whitney, General Electric (GE) and Rolls Royce, as well as the world's leading airlines.

     Principal products, manufactured for military aircraft, civil air transport and general aviation markets, include primary propulsion, consisting of turboprop, turbofan, turbojet and turboshaft engines, and auxiliary power gas turbine engines; environmental control systems, consisting of air conditioning, cabin pressure and temperature controls; airborne weather avoidance and collision avoidance radar systems; forward-looking wind shear detection systems and wing ice detection systems; aircraft communications -- both voice and data; microwave landing systems; automatic flight control systems; pneumatic control systems; engine and flight instruments; motion sensing and air data systems; navigation and identification equipment, including identification of friend-or-foe systems; cockpit data recorders; ground proximity warning equipment; electric power generating systems; fuel control systems; aircraft wheels and brakes; test systems; electromechanical and hydraulic systems and components; heat transfer equipment and engine oil cooling systems. Other products include electronic cooling systems and infrared radiation suppressors.

     The Company  also manufactures  products for  missiles, spacecraft  defense command, control communication and intelligence programs and oceanic applications, primarily for defense markets. Products include cryptographic equipment, radar proximity fuzes, space-pointing devices for deep space probes and control systems for spacecraft, gyroscopes for tactical missiles and military aircraft, antisubmarine warfare systems as well as field engineering management and technical support services to the National Aeronautics and Space Administration (NASA) and the U.S. Department of Energy (DOE).

     In June 1994 the Company sold a portion of its small aerospace actuation business and all of its general aviation repair and overhaul hangar business, consisting of five airport-based hangar facilities.

     In October 1994 the Company completed the purchase of the Lycoming Turbine Engine Division of Textron Inc. for $375 million and the assumption of certain liabilities. The acquisition extended the Company's turbine engine product offerings into the 50- to 115-seat regional aircraft market and in helicopters and other commercial and military applications.

     The Company entered into a number of alliances and joint ventures during the year, of which the following were among the most significant. The Company, to be more responsive to its Japanese customers, formed a strategic alliance with Shimadzu Corporation, Kyoto, Japan covering aerospace equipment and controls products in Japan under which the Company designated Shimadzu as its first-preference company for all future manufacturing and business development in Japan. The agreement covers environmental control systems, engine controls and accessories and actuation products. Engines selected Kawasaki Heavy Industries of Kobe, Japan as its partner to manufacture the Company's 131-series auxiliary power units (APU) for the new McDonnell Douglas MD-90 and Boeing 737 aircraft programs. Kawasaki is also developing and building the accessory gearbox for Engines' new RE220 APU. The Company has signed a memorandum of agreement to form a joint venture with TAECO, a Hong Kong-based aerospace company, to start an aircraft maintenance center at TAECO's facility in Xiamen, China. The joint venture will provide repair and overhaul services on all the Company's products used by airline operators in China and the rest of Asia. The Company also signed a letter of intent with China Eastern Airlines to establish a joint venture to provide aircraft wheel and brake repair and overhaul services in Shanghai, China.

     The Company is affected by the level of expenditures for defense and space programs and the level of production of commercial and general aviation aircraft. The Company's aerospace products are sold directly to the U.S. government, aircraft manufacturers and commercial airlines, and to dealers and distributors of general aviation products.

     Moderate growth in the Company's commercial business for aerospace products is expected, over the long term, to mitigate a reduction in U.S. defense spending. Moreover, aerospace sales are not dependent on any one key defense program or commercial customer. However, contract awards by aircraft manufacturers, some of which are discussed below, can be cancelled or reduced if aircraft orders are cut back. The products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. Among those companies that compete with several of the segment's product areas are GE, Honeywell, Rockwell International, Sundstrand and United Technologies.

     Sales to the U.S. government, acting through its various departments and agencies and through prime contractors, amounted to $1,886 million for 1994 and $1,911 million for 1993, which amounts include sales to the Department of Defense of $1,300 million in 1994 and $1,391 million in 1993. Approximately 59% and 61% of sales to the U.S. government in 1994 and 1993, respectively, were made under fixed-price contracts in which the Company agrees to perform the contract for a fixed price and retains for itself any benefits of cost savings or must bear the burden of cost overruns.

     Government contracts are generally terminable by the government at will. Upon termination, the contractor is normally entitled to reimbursement for allowable costs and to an allowance for profit. However, if the contract is terminated because of the contractor's default, the contractor may not recover all of its costs and may be liable for any excess costs incurred by the government in procuring undelivered items from another source.

     The Company, as are other government contractors, is subject to government investigations of business practices and compliance with government procurement regulations. Although such regulations provide that a contractor may be suspended or debarred from government contracts under certain circumstances, and the outcome of pending government investigations cannot be predicted with certainty, management is not presently aware of any such investigation which it expects will have a material adverse effect on the Company.

     Orders  for  certain  products  sold  to  general  and  commercial aviation customers mainly consist of relatively short-term and frequently renewed commitments. Government procurement agencies generally issue contracts covering relatively long periods of time. Total backlog for products and services for both government and commercial contracts was $4,730 million at December 31, 1994 and $4,773 million at December 31, 1993 of which U.S. and foreign government orders were $1,803 million and $1,861 million for the respective years. The Company anticipates that approximately $2,681 million of the total 1994 backlog will be filled during 1995.

     The Aerospace segment's international operations consist primarily of exporting U.S. manufactured products, performance of services, operating aircraft repair and overhaul facilities and licensing activities. The principal manufacturing facility outside of the U.S. is in Canada.

     In 1994, as in the prior year, world defense spending continued to decline. Furthermore, most major U.S. and international airlines operated in a difficult economic environment, with the modest turnarounds that began in the second half of 1993 continuing in 1994. While the regional airlines showed some financial strength, growth in the high end corporate aviation market remained slow.

     Aerospace was awarded a number of significant contracts in 1994 and had strong success in booking new programs, being awarded approximately 64% of the programs bid.

     Aerospace was awarded several significant contracts related to Boeing's new 737-700 program totaling about $3 billion in potential sales over the life of the program. The most significant of these awards included the Company's designation as the sole supplier of APUs for this new family of aircraft; the contract has a sales potential of $2 billion. Equipment Systems won contracts for the environmental control and bleed air systems with a sales potential of $370 million. GE's Aircraft Engines unit awarded contracts to Equipment Systems for the main fuel control and the air turbine start system for its CFM56-7 engine on the new 737 program with a combined sales potential of $260 million. Southwest Airlines awarded a contract with a sales potential of $225 million to Equipment Systems for wheels and brakes on its new Boeing 737-700 fleet. Equipment Systems was also awarded a contract for the engine nose cowl anti-ice valve with a sales potential of $22 million.

     The Company has received contracts for the proposed MD-95, McDonnell Douglas' newest twin-engine aircraft for the 100-passenger market. Equipment Systems will supply the environmental control systems and Avionics Systems will provide the communications and navigational systems on a Supplier-Furnished-Equipment basis. The combined sales potential of the two contracts is more than $500 million.

     Aero Vodochody of Czechoslovakia selected International Turbine Engines Corp., a joint venture between Engines and the Aero Industry Development Center of the Republic of China (Taiwan), to supply F124-GA-100 engines for its L-159 light attack/advanced trainer aircraft. The sales potential of the contract is $290 million. Aero Vodochody also chose a Rockwell-AlliedSignal team to supply the avionics suite for its L-159 program; Electronic Systems is responsible for supplying and integrating selected avionics subsystems. Lockheed Aircraft Services awarded a contract to Electronic Systems to upgrade the integrated cockpits displays and mission avionics in A-4M SkyHawk tactical fighters sold by the U.S. government to the Republic of Argentina's Air Force.

     Engines received an order to supply the Garrett Turbine Compressor Power 180C engine for up to 750 ground carts for the U.S. Air Force (USAF) for the San Antonio Air Logistics Center's Large Aircraft Start System. The contract has a sales potential of $75 million.

     Electronic Systems received a contract with a sales potential of $200 million to produce an inertial measurement unit for Northrop's Brilliant Anti-Tank Weapon.

     The USAF's Philips Laboratory awarded Equipment Systems a contract to develop a turbopump. This contract has sales potential of about $5 million and is considered strategically significant because it positions Equipment Systems for entry into the turbopump market.

     Two important APU maintenance service agreements (MSA) were awarded during the year. Southwest Airlines, for its fleet of 737 aircraft, awarded a contract with a sales potential of $100 million to the Company and Alaska Airlines selected the Company to service its APUs with a sales potential of $7.6 million.

     The Australian Civil Aviation Authority awarded a contract for $9 million to Electronic Systems to provide a parallel approach radar monitor (PARM) for Sydney's airport; it will be the third airport in the world and the first outside the U.S. with a PARM.

     The Company was also awarded new contracts in general aviation in 1994. Avionics Systems successfully penetrated the safety avionics market by winning a contract from Gulfstream to provide a safety avionics suite for the Gulfstream GV aircraft. The award included a traffic alert and collision avoidance system (TCAS II), ground proximity warning systems and maintenance data acquisition units. Israeli Aircraft Industries selected the Company for three contracts with a combined sales potential exceeding $30 million. The TFE731-40 engine, a turbofan from the Company's new generation of TFE731 engines, was selected as the propulsion system for the Astra SPX aircraft and the Company's APUs and environmental control systems were selected for the Galaxy business jet. Dassault Aviation selected Engines to supply the most powerful of its new family of turbofan engines, the TFE731-60, for Dassault's new Falcon 900EX. Engines received a contract for 69 TPE 331-13 turboprop engines from Jetstream with a sales potential of $220 million. Canadair selected Engines to supply APUs and air turbine start systems for its fleet of Global Express aircraft with a combined sales potential of $50 million.

     NASA awarded AlliedSignal Technical Services Corporation (ATSC) the test, evaluation and maintenance contract for its White Sands Test Facility in New Mexico. The initial three-year contract, plus a two-year option, will have a sales potential of $163 million. In an award that secured a strong position for future potential space station work, Equipment Systems received a contract from NASA's Lewis Research Center to develop the first space flight demonstration of a solar dynamic electric power generation system with a sales potential of $15 million. Aerospace was part of four industry teams that will share in $98 million in technology reinvestment project grants from the U.S. government's Advanced Research Projects Agency. Among the projects will be a $42 million award for the development of a radar system to be used in an Autonomous Landing Guidance System and a $43 million award to develop Fly-by-Light Advanced Systems Hardware. ATSC will develop and install the ground system for Taiwan's new satellite program under a contract with a sales potential, including options, of $32 million.

     The Company was also awarded a number of significant contracts in 1993.

     Chalk Airlines purchased Engine's TPE331-14 turboprop to re-engine its fleet of Albatross amphibian aircraft with a sales potential of $24 million. The U.S. Army funded a $73 million contract add-on under which LHTEC, a joint venture with Allison Engines, will continue development of a growth version of its T-800 turboshaft engine which has been selected for use on the RAH-66 Comanche helicopter.

     The Company received new military avionics contracts in 1993. Electronic Systems, teamed with Chrysler Technology, was awarded a major contract from the USAF for the update of autopilots and displays for the C-130 and C-141 aircraft. The program has a sales potential to the Company of $500 million. Avionics Systems was awarded a $15 million contract from Lockheed to supply TCAS II for C-130 aircraft. Electronic Systems received an order from McDonnell Douglas Helicopter Company to update the display processor for the AH-64 Longbow Apache helicopter, a program with a sales potential of over $300 million. Electronic Systems received a significant contract from the USAF Special Operations Command for the Multi-mission Advanced Tactical Terminal, a program with a sales potential of $170 million. Electronic Systems led one of four winning teams for the Advanced Research Projects Agency's Small Low-cost Interceptor Device (SLID) program which is expected to develop military land vehicle protection through the use of smart small projectiles. SLID has a sales potential of $110 million. Electronic Systems was also awarded several contracts for its APX-100 Identification Friend-or-Foe transponder from the U.S. Navy, Air National Guard, U.K. Ministry of Defence and Teledyne Ryan with a combined sales potential of over $150 million.

     Other key military aircraft equipment awards included wheels and brakes for the F-18E/F (the Navy's first-line fighter) and the integrated environmental control system for the F-22, by Equipment Systems, together with more than $340 million in sales potential. The latter was particularly notable because it began as a procurement for a single component of the environmental control systems, but

Equipment System's strong focus on systems integration turned it into a contract for the complete system.

     ATSC was successful in booking several technical services programs. These programs included the NASA White Sands program, with $225 million in sales, the U.S. Marine Corps' Maritime Prepositioning Ship program, with $125 million in sales, and a number of smaller NASA programs with over $130 million in sales potential.

     In the commercial and general aviation aircraft market, in addition to the 1994 awards previously mentioned, Equipment Systems was designated as one of two wheel and brake suppliers for Boeing on its new 737-700 transport, a program with $1.3 billion in sales potential. On the new Gulfstream GV aircraft, Engines was awarded a contract to supply the APUs and Equipment Systems received a contract for the environmental control and cabin pressure control systems. Together, the awards have a sales potential of $130 million. Equipment Systems received the engine starting system contract for the BMW/Rolls Royce BR-710 engine, the selected engine for both the Gulfstream GV and the Canadair Global Express aircraft. Furthermore, Equipment Systems received the environmental control system contract for the new Learjet Model 45 general aviation aircraft. Equipment Systems was awarded contracts for aircraft wheels and brakes from Continental Airlines with a sales potential of $170 million and from JAL, Air France and Egyptair with a combined sales potential of $140 million. Engines was awarded an APU long-term maintenance service agreement from a major airline with a sales potential of $135 million.

     In the spacecraft market, Lockheed Missile & Space Company awarded Electronic Systems the ring laser gyro and momentum wheel contracts for its IRIDIUM program and a ring laser gyro contract for its Frugal Satellite program. The combined potential sales of these programs is $50 million.

     The Company expects that these programs will require only minimal fixed capital spending.

AUTOMOTIVE

     The Automotive segment designs, engineers and manufactures systems and components for worldwide vehicle manufacturers and aftermarket customers. The segment's principal business areas are braking systems, engine components, safety restraint systems and the aftermarket. Within each area, the segment offers a wide range of products for passenger cars and light, medium and heavy trucks.

     For manufacturers of passenger cars and light trucks, the Company provides disc and drum brakes, power brake boosters and master cylinders, anti-lock braking systems (ABS), friction materials, spark plugs, turbochargers and occupant protection systems (seat belts, air bags and related components).

     The Company's primary product offerings for the manufacturers of medium and heavy trucks and off-road vehicles primarily include air and hydraulic brake actuation components, air and hydraulic drum and disc brakes, ABS, compressors, air dryers, friction materials, turbochargers and charge-air intercoolers.

     The aftermarket business includes replacement parts for most of the above items as well as air, oil and fuel filters, wire and cable products, and brake sealants and fluids.

     Automotive operations are located in the U.S., Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, Portugal, South Korea, Spain and the U.K. Distribution and marketing are conducted in these and numerous other countries as well. Internationally, products are marketed under the Bendix, Fram, Autolite, Garrett and Jurid trademarks.

     Worldwide passenger car and truck original-equipment sales accounted for approximately 74% in 1994 and 70% in 1993 of the net sales of the Automotive segment with aftermarket sales accounting for the balance. In 1994 and 1993 Automotive operations outside the U.S. accounted for $2,217 and $2,002 million, or 45% and 44%, respectively, of worldwide sales.

     In 1994 and 1993 sales of automotive original-equipment systems and components were made to approximately 30 customers of which the Company's five largest automotive manufacturing customers accounted for approximately 62% and 60%, respectively, of such sales. Total worldwide sales (for original-equipment and aftermarket use) for 1994 and 1993 to the five automotive manufacturers amounted to $2,063 and $1,886 million, including sales to Ford Motor Company (Ford), the segment's largest customer, of $782 and $715 million for the respective years.

     In 1994 the Company established two joint ventures in Europe, one with Sogefi S.p.A. and the other with Gilardini, a subsidiary of Fiat, and Sequa. The joint venture with Sogefi S.p.A., a European manufacturer and distributor of automotive filters and other automotive products, is expected to enable both partners to penetrate new markets through a joint distribution network and to reduce costs through consolidation of both warehouses and distribution centers. The joint venture with Gilardini and Sequa -- BAG, S.p.A. -- will manufacture and supply hybrid inflators for driver and passenger-side air bags to be assembled by a Company plant in Italy. These operations will provide the Company with an entry into the European air bag market. In January 1995 the Company and Jidosha Kiki Co. of Japan formed a joint venture to supply brake boosters for vehicles built in Europe by Japanese manufacturers. The venture will be based in Pamplona, Spain.

     The Company acquired substantially all of the seat belt business of General Safety, a North American designer and manufacturer of safety restraint systems, in 1994. The acquisition is expected to bolster growth potential for the Company as a leading supplier of vehicle safety restraint systems in North America.

     In late December 1994 the Company acquired Ford's spark plug manufacturing plant in Treforest, South Wales. The acquisition enhanced the Company's relationship with Ford as its sole supplier of spark plugs in both North America and Europe and is expected to provide a manufacturing base in Europe for growth in the aftermarket spark plug business.

     In February 1995 the Company reached an agreement to acquire the Budd Company's Wheel and Brake Division, whose products include: rotors, hubs, drums and related assemblies for passenger cars and light trucks; steel disk wheels for heavy trucks; and demountable rims and hub and drum assemblies for medium- and heavy-duty trucks. The Wheel and Brake Division had sales of about $250 million in the fiscal year ended September 30, 1994. The Company signed a letter of intent to acquire Fiat Auto Poland S.A.'s braking business, whose products include disc and drum brakes, master cylinders and brake boosters. The manufacturing facility of the business is located in Twargodora, Poland. Sales of about $30 million are expected in 1995.

     Construction of a new turbocharger plant in Shanghai, China began in 1994. This facility is expected to enable the Company to serve the rapidly growing diesel engine market in China and provide turbochargers to international markets as opportunities develop. In December 1994, as a temporary measure, the Company began producing turbochargers in a leased facility in China.

     The Company continues to invest in the ABS and air bag segments of the automotive industry. New ABS product introductions and major awards on a number of car models continue to provide the Company with the synergies necessary to be a worldwide brake system supplier. The Company's global air bag position is expected to continue to strengthen with the formation in 1994 of the BAG, S.p.A. inflator joint venture and with the establishment of an air bag module assembly operation in Italy. The new air bag assembly operation has received sales awards from European manufacturers.

     The Company initiated facilities rationalization plans in 1991 and 1992 which will significantly reduce the number of worldwide automotive locations through 1995. By the end of 1994, 23 operating plants had been closed. Rationalization and consolidations of sales offices, distribution centers, and research and development facilities will continue throughout 1995.

     The segment's operations outside the U.S. are conducted through various foreign companies in which it has interests ranging from minor to complete control. International operations also include the exporting of U.S. manufactured products and licensing activities.

     The Automotive segment's products are sold in highly competitive markets to customers who demand performance, quality and competitive prices. Virtually all automotive components are sold in competition with other independent suppliers or with the captive component divisions of the vehicle manufacturers. While the Company's competitive position varies among its products, the Company believes it is a significant factor in each of its major product markets. The major independent competitors in one or more major business areas include: ITT Teves, Lucas Girling, Rockwell-WABCO,

Dana, Autoliv, Cooper Industries, Schwitzer, Midland, Bosch, Kelsey Hayes, KKK, TRW, Purolator, Delco, AM Brake, Raybestos, Takata and Morton.

ENGINEERED MATERIALS

     The Engineered  Materials  segment is  composed  of five  major  divisions:
Fibers, Fluorine Products, Performance Materials, Plastics and Laminate Systems. Other businesses not included in these divisions are the Paxon joint venture, the Environmental Catalysts joint venture and Carbon Materials.

     Fibers. The Company is a leading producer of type 6 nylon and the third largest producer of nylon in the U.S. The Company is also the largest domestic producer of caprolactam, the primary intermediate for type 6 nylon, from which it produces fine and heavy denier nylon yarns and molding compounds and film. These yarns are sold under the trademarks Anso'r', Anso X'r', Anso IV'r', Anso V'r', Worry-Free'r', CrushResister'tm' and Caprolan'r'. In addition, the Company produces heavy denier polyester yarns. The Company primarily sells yarns to the carpet, textile, motor vehicle and industrial markets.

     In the carpet yarn markets, both continuous filament and staple nylon yarns are sold to yarn processors and mills for the manufacture of carpeting. Nylon filament and staple are the dominant fiber yarns used in carpet production. The four largest producers, including the Company, have over 90% of domestic capacity. The Company has achieved recognition as a leader in product development and has developed a strong customer base. Brand identity, service to customers and quality are important competitive factors in the market and there is considerable price competition. The Company strengthened its position in Europe through the acquisition of carpet yarn facilities from Akzo NV in the third quarter of 1993.

     In the motor vehicle and industrial markets, the Company's primary products are nylon and polyester yarns for use in tire cord, seat belts, hoses, tarpaulins and outdoor furniture. In Europe the Company produces industrial polyester yarn in a $200 million facility in Longlaville, France, which began operations in the fourth quarter of 1993. The Company believes that polyester yarn will become the primary reinforcement for passenger car radial tires in the world in the late 1990s and is exploring development opportunities in the Far East.

     The textile fibers markets, where the Company sells Caprolan'r' nylon flat yarns for warp knit and weaving applications, include intimate apparel, sports outerwear, jackets and such recreational products as sleeping bags, back packs and luggage. The industry is highly price competitive.

     Fluorine Products. The major fluorine products are hydrofluoric acid (HF), fluorocarbons, sulfur hexafluoride (SF6) and sterilant gases.

     The Company is the world's largest producer of HF and an industry leader in the production and sale of products derived from HF, including fluorocarbons, SF6 and uranium hexafluoride (UF6).

     Genetron'r' fluorocarbons are sold mainly as refrigerants to original-equipment and replacement manufacturers of air conditioning and refrigeration equipment and as foam blowing agents to rigid foam producers. Genesolv'r' fluorocarbons are sold as solvents in precision cleaning applications such as electronics, optics and aerospace applications. Approximately one-third of the Company's Genetron'r' and Genesolv'r' products are chlorofluorocarbons (CFCs). The Montreal Protocol (Protocol), which is supported by 87 countries, regulates worldwide CFC production and consumption. With few exceptions, the Protocol requires 100% elimination of fully halogenated CFC production by industrialized countries by December 31, 1995. The amended U.S. Clean Air Act also regulates CFCs and similarly requires that most U.S. production of CFCs be phased out by the end of 1995. CFCs produced in the U.S. are also subject to the Ozone Depleting Chemical Tax of the Revenue Reconciliation Act of 1989.

     The Company is continuing its efforts to develop environmentally-safer fluorocarbon products as it replaces the current CFC product line. An existing commercial plant in El Segundo, CA was converted in 1991 to manufacture hydrochlorofluorocarbon (HCFC)-141b, a key substitute for CFC-11, a blowing agent in urethane foams, and as a replacement for CFC-113 in critical solvent applications. By 1994 the Company more than tripled the plant's capacity to 60 million pounds per year. The Company has commercialized key CFC substitute products in various applications, including automotive air conditioning and residential, commercial and industrial refrigeration. In this connection, the Company began manufacturing environmentally-safer alternatives to CFCs at a new $70 million multi-product commercial facility in Geismar, LA targeted primarily at the substitute products HCFC-123, HCFC-124, hydrofluorocarbon (HFC)-125 and HFC-134a. The Company is continuing its research and development efforts in view of the changing regulatory environment in which it operates. The Company does not currently expect that the Protocol or the U.S. Clean Air Act will have a material adverse effect on the Company. However, the Company cannot predict the impact of possible future regulatory issues.

     The Company acquired the CFC business of Akzo NV, with facilities in the Netherlands, in April 1994. This acquisition has provided the Company with access to new markets for its fluorocarbon products.

     The Company is one of two domestic producers of SF6, a gas primarily used by utilities because of its electrical insulatory properties in circuit breakers, switches, transmission lines and electronic minisubstations.

     The Company also produces sterilant gases which primarily consist of blends of ethylene oxide and fluorocarbons that are sold to hospitals, medical device manufacturers and contract sterilizers. The Company holds the patents for selected sterilant gas blends using environmentally-safer fluorocarbons.

     Performance   Materials.   Businesses  included   are   A-C'r'  performance
additives, performance chemicals, advanced microelectronics materials, amorphous metals, specialty films, nuclear services and the UOP joint venture.

     A-C'r' performance additives are low-molecular weight polyethylene polymer additives which primarily serve the textiles, plastics, adhesives and polishes specialty markets worldwide.

     The performance chemicals business is the leading supplier of specialty oxime chemicals for use in the agricultural, coatings, photographic, pharmaceutical, adhesives and sealants, and mining industries. The Company has some cost benefits from its captive source of hydroxylamine sulfate.

     The advanced microelectronics materials business designs, develops and manufactures materials for semiconductor companies worldwide. The Company is a leader in technology that smoothes integrated circuits under the trademark ACCUGLASS'r'.

     The Company manufactures amorphous metals (METGLAS'r' Alloys) that offer significant efficiency gains in electrical distribution transformers over conventional electrical steel which is currently used. Amorphous metals are also a key component in theft deterrent systems used by retail companies.

     Major products in the specialty films business include cast nylon (Capran'r'), biaxially oriented nylon film (Biax'r') and fluoropolymer film (Aclar'r'). Specialty film markets include food, pharmaceutical, and other packaging and industrial applications.

     The Company's nuclear services business processes uranium ore concentrates into UF6 which is an essential intermediate in the production of fuel elements for nuclear power reactors for domestic and foreign customers. In November 1992 a Company subsidiary entered into a partnership with a General Atomics' affiliate to market UF6 conversion services supplied by the Company's Metropolis, Illinois manufacturing facility. The partnership, ConverDyn, competes for the open world market with four foreign processors that are either government owned or controlled.

     UOP is an equally owned joint venture with Union Carbide Corporation which designs and licenses processes, and produces and markets catalysts for the petroleum refining, gas processing, petrochemical and food industries.

     Plastics. The Plastics business manufactures and markets engineering resins. The Company is a leading producer of nylon 6 engineering resins (Capron'r') for the automotive, electrical and electronic component, food packaging, lawn care and power tool markets. The Company completed an expansion of the color compounding facility at Sparta, TN.

     Laminate Systems. This business unit manufactures circuit board laminates for the electronic and electrical industries. The Company's product line includes copper clad and unclad laminates used in computer, telecommunication, instrumentation and military applications. Approximately 50% of sales are to the international market, primarily in southeast Asia and throughout Europe. The industry is highly price competitive. The Company, in partnership with Mitsui Mining and Smelting Company, is backward integrated in electro deposited copper foil. The Company completed construction of a new laminates plant in Thailand in the first quarter of 1994 and commercial production commenced in the second quarter.

     Other Businesses. Businesses not included in the five major divisions of the Engineered Materials Segment are the Paxon joint venture, Environmental Catalysts joint venture and Carbon Materials.

     The Paxon joint venture is equally owned with Exxon Corporation. The joint venture manufactures high-density polyethylene resins used in the production of plastics for household and industrial products.

     The Environmental Catalysts business is a major worldwide supplier of catalysts used in catalytic converters for automobiles. In November 1994 the Company and General Motors Corporation (GM) formed a joint venture to produce coated automotive catalytic converter substrates. The Company contributed its environmental catalysts business and GM contributed coating-related technology and a long-term supply contract to the joint venture.

     The Carbon Materials business produces binder pitch for electrodes for the aluminum and carbon industries, creosote oils as preservatives for the wood products and carbon black markets, refined naphthalene as a chemical intermediate, and driveway sealer tar and roofing pitch for the construction industry. All of the tar products are distilled from coal tar, a by-product of the steel industry's coking operations.

     The principal raw materials used in the Engineered Materials segment are generally readily available and include cumene, natural gas, sulfur, terephthalic acid, ethylene and ethylene glycol, fluorspar, HF, carbon tetrachloride, chloroform, nylon resins, fiberglass, copper foil, platinum, rhodium and coal tar pitch. The Company is producing virtually all of its HF and nylon resin requirements. Important competitors are: Du Pont, GE, Monsanto, Hoechst/Celanese, BASF Fibers, Koppers, U.S.I., Phillips, Soltex, Atochem and Nan Ya.

SEGMENT FINANCIAL DATA

     Note 26 (Segment Financial Data) of Notes to Financial Statements in the Company's 1994 Annual Report to shareowners is incorporated herein by reference.

DOMESTIC AND FOREIGN FINANCIAL DATA

     Note 25 (Geographic Areas -- Financial Data) of Notes to Financial Statements in the Company's 1994 Annual Report to shareowners is incorporated herein by reference.

FOREIGN ACTIVITIES

     The Company's foreign businesses are subject to the usual risks attendant upon investments in foreign countries, including nationalization, expropriation, limitations on repatriation of funds, restrictive action by local governments and changes in foreign currency exchange rates.

     The Company's principal foreign manufacturing operations are in Australia, Brazil, Canada, France, Germany, Ireland, Italy, Japan, Mexico, Portugal, South Korea, Spain, Singapore, Taiwan, the Netherlands and the U.K. The Company maintains sales and business offices in these and various other countries, including Austria, Belgium, China, Denmark, Finland, Hong Kong, India, New Zealand, Norway, Sweden and Turkey as well as warehousing, distribution and aircraft repair and overhaul facilities to support foreign operations and export sales. Further information about foreign activities is discussed in the segment narratives.

RAW MATERIALS

     Among the principal raw materials used by the Company, in addition to those previously discussed for the Engineered Materials segment, are electronic, optical and mechanical component parts and assemblies, electronic and electromechanical devices, metallic products, magnetic and induction devices, castings, forgings, steel and bar stock, copper, aluminum, platinum and titanium. The Company believes that sources of supply for raw materials and components are generally adequate.

PATENTS AND TRADEMARKS

     The Company owns approximately 15,000 patents or pending patent applications and is licensed under other patents covering certain of its products and processes. It believes that, in the aggregate, the rights under such patents and licenses are generally important to its operations, but does not consider that any patent or license or group of them related to a specific process or product is of material importance in relation to the Company's total business.

     The Company also has registered trademarks for a number of its products. Some of the more significant trademarks include: AiResearch, Anso, Autolite, Bendix, Bendix/King, Capron, Fram, Garrett, Genetron, Jurid, King and Norplex Oak.

RESEARCH AND DEVELOPMENT

     The Company's research activities are directed toward the discovery and development of new products and processes, improvements in existing products and processes, and the development of new uses of existing products.

     Research and development expense totaled $318 million in 1994, $313 million in 1993 and $320 million in 1992. Customer-sponsored (principally the U.S. government) research and development activities amounted to an additional $486, $514 and $501 million in 1994, 1993 and 1992.

     The Company's Research and Technology organization has research facilities at Morris Township, New Jersey and Des Plaines, Illinois consisting of research and development laboratories where special emphasis is placed upon applied research and upon development of new products and processes. In addition, there are approximately 48 other research laboratories and facilities which provide direct support to the operating segments.

ENVIRONMENT

     The Company is subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is the Company's policy to comply with these requirements and the Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business. Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses. (See the description of the Engineered Materials segment, above, for information regarding regulation of CFCs.)

     The Company is and has been engaged in the handling, manufacture, use or disposal of many substances which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that, as a general matter, its handling, manufacture, use and disposal of such substances are in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment, increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use or disposal of such substances.

     Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company has been designated as a potentially responsible party which may be liable for cleanup costs associated with various hazardous waste sites, some of which are on the U.S. Environmental Protection Agency's Superfund priority list. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, the Company has not had to bear significantly more than its proportional share in multi-party situations taken as a whole.

     Capital expenditures for environmental control facilities at existing operations were $43 million in 1994. The Company estimates that during each of the years 1995 and 1996 such capital expenditures will be in the $65 to $70 million range. In addition to capital expenditures, the Company has incurred and will continue to incur operating costs in connection with such facilities.

     Reference is made to Management's Discussion and Analysis at page 21 of the Company's 1994 Annual Report to shareowners, incorporated herein by reference, for further information regarding environmental matters.

EMPLOYEES

     The Company had an aggregate of 87,500 salaried and hourly employees at December 31, 1994. Of the approximately 30,000 unionized employees, 16,300 are employed in the Company's U.S. and Canadian plants and other facilities. Unionized employees are represented by local unions that are either independent or affiliated with the United Auto Workers, the International Association of Machinists, the United Steel Workers of America, the Oil, Chemical and Atomic Workers International Union, the International Brotherhood of Teamsters and many other international unions. Relations between the Company and its employees and their various representatives have been generally satisfactory, although the Company has experienced work stoppages from time to time. Approximately 21% of the Company's U.S. and Canadian unionized employees are covered by labor contracts scheduled to expire in 1995. Major labor negotiations will include locations in all of the segments.

ITEM 2.   PROPERTIES

     The Company has 383 locations consisting of plants, research laboratories, sales offices and other facilities. The plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. The properties are generally maintained in good operating condition. Utilization of these plants may vary with government spending and other business conditions; however, no major operating facility is significantly idle. The facilities, together with planned expansions, are expected to meet the Company's needs for the foreseeable future. The Company owns or leases warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. It also leases space for administrative and sales staffs. The Company's headquarters and administrative complex are located at Morris Township, New Jersey.

     The principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                   AEROSPACE

Phoenix, AZ (4 plants, 3 fully leased, 1 partially leased)
Prescott, AZ
Tempe, AZ
Tucson, AZ (partially leased)
Sylmar, CA
Torrance, CA (partially leased)
Stratford, CT (owned by the U.S. Government and managed by the Company) Fort Lauderdale, FL
South Bend, IN
Olathe, KS
Columbia, MD
Towson, MD
Kansas City, MO (owned by the U.S. Government and managed by the Company) Eatontown, NJ
Teterboro, NJ
Rocky Mount, NC
South Montrose, PA
Redmond, WA (partially leased)
Rexdale, Ont., Canada (partially leased)
Montreal, Que., Canada
Raunheim, Germany

                                   AUTOMOTIVE

Greenville, AL
Torrance, CA
St. Joseph, MI
Fostoria, OH
Greenville, OH
Sumter, SC
Jackson, TN
Maryville, TN
Campinas, Brazil
Angers, France
Beauvais, France
Conde, France
Moulins, France
Thaon-Les-Vosges, France
Crema, Italy
Glinde, Germany
Carlisle, United Kingdom
Skelmersdale, United Kingdom

                              ENGINEERED MATERIALS

Metropolis, IL
Baton Rouge, LA
Geismar, LA
Moncure, NC
Philadelphia, PA
Pottsville, PA
Columbia, SC
Chesterfield, VA
Hopewell, VA
Longlaville, France

ITEM 3.   LEGAL PROCEEDINGS

     The first and second paragraphs of Note 20 (Commitments and Contingencies) of Notes to Financial Statements at pages 34 and 35 of the Company's 1994 Annual Report to shareowners are incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, listed as follows, are elected annually in April. There are no family relationships among them.

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
- -------------------------------  ----------------------------------------------------------------------------
Lawrence A. Bossidy (a), 59      Chairman of the  Board since January  1992. Chief Executive  Officer of  the
                                   Company  since  July  1991. Vice  Chairman  and Executive  Officer  of the
              1991                 General Electric Company (diversified industrial corporation) from 1984 to
                                   June 1991.
John W. Barter, 48               Executive  Vice  President  and  President,  AlliedSignal  Automotive  since
                                   October  1994. Senior Vice President and Chief Financial Officer from July
              1985                 1988 to September 1994.
Daniel P. Burnham, 48            Executive Vice President and President, AlliedSignal Aerospace since January
                                   1992. Executive Vice President and President-Elect, AlliedSignal Aerospace
              1991                 Company from July 1991 to December 1991. President, AiResearch Group  from
                                   March 1990 to June 1991.
Frederic M. Poses, 52            Executive  Vice President  and President,  AlliedSignal Engineered Materials
                                   since April 1988.
              1988
Isaac R. Barpal, 55              Senior Vice President and Chief  Technology Officer since August 1993.  Vice
                                   President  -- Science  & Technology  of Westinghouse  Electric Corporation
              1993                 (electric equipment manufacturer) from June 1987 to July 1993.
Peter M. Kreindler, 49           Senior Vice President,  General Counsel and  Secretary since December  1994.
                                   Senior  Vice President  and General  Counsel from  March 1992  to November
              1992                 1994. Senior Vice President and General Counsel-Elect from January 1992 to
                                   February 1992. Partner, Arnold  & Porter (law firm)  from January 1990  to
                                   December 1991.
David G. Powell (b), 61          Senior Vice President -- Public Affairs since September 1985.

              1985

- ------------
 (a) Also a director.

 (b) Mr. Powell intends to retire on March 31, 1995.

                                                  (table continued on next page)

(table continued from previous page)

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
- -------------------------------  ----------------------------------------------------------------------------
Donald J. Redlinger, 50          Senior  Vice President -- Human  Resources and Communications since February
                                   1995. Senior  Vice  President --  Human  Resources from  January  1991  to
              1991                 January  1995. Staff Vice President --  Human Resources from March 1990 to
                                   December 1990.
Paul R. Schindler, 53            Senior Vice  President  --  International since  August  1993.  Chairman  of
                                   Imperial  Chemical  Industries Asia/Pacific  (chemical  manufacturer) from
              1993                 April 1991 to July  1993. Chairman of  Imperial Chemical Industries  China
                                   from July 1989 to March 1991.
James E. Sierk, 56               Senior  Vice President -- Quality and  Productivity since January 1991. Vice
                                   President --  Quality  Office,  Development  and  Manufacturing  of  Xerox
              1991                 Corporation  (business products  and systems and  financial services) from
                                   February 1990 to December 1990.
Hans B. Amell, 43                Vice   President  --  Marketing   since  August  1993.   Vice  President  --
                                   International Strategy  of  The  Dun &  Bradstreet  Corporation  (business
              1993                 information, publishing, marketing and television) from April 1991 to July
                                   1993. Vice President -- Corporate Marketing Programs of Unisys Corporation
                                   (business  information  systems,  data processing  and  aerospace products manufacturer) from September 1987 to March 1991.
Edward W. Callahan, 64           Vice President -- Health, Safety and Environmental Sciences since  September
                                   1985.
              1985
Kenneth W. Cole, 47              Vice President -- Government Relations since January 1989.

              1989
G. Peter D'Aloia, 50             Vice  President  and  Controller  since February  1994.  Vice  President and
                                   Treasurer from August 1988 to January 1994.
              1985
Nancy A. Garvey, 45              Vice   President   and   Treasurer   since   February   1994.   Staff   Vice
                                   President -- Investor Relations from November 1989 to January 1994.
              1994
Richard P. Schroeder, 43         Vice  President -- Manufacturing since June 1994. Vice President of Quality,
                                   Operations and Supply Management at Asea Brown Boveri Inc.  (international
              1994                 electrical  engineering company)  -- Industrial  Group and  North American operations from  August  1991 to  May  1994. Vice  President  and  General
                                   Manager  Customer Service, Corporate Quality, and Government Compliance of
                                   Codex (communications for  both voice and  data communications systems)  a unit of Motorola, Inc. from November 1986 to July 1991.
Raymond C. Stark, 52             Vice   President  --  Materials  Management  since  June  1994.  Staff  Vice
                                   President --  Materials  Management  from  May  1992  to  May  1994.  Vice
              1994                 President  -- Materials Management of  Xerox Corporation from January 1990 to April 1992.

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market and dividend information for the Registrant's common stock is contained in Note 27 (Unaudited Quarterly Financial Information) of Notes to Financial Statements at page 38 of the Company's 1994 Annual Report to shareowners, and such information is incorporated herein by reference.

     The number of record holders of the Registrant's common stock is contained in the statement 'Selected Financial Data' at page 39 of the Company's 1994 Annual Report to shareowners, and such information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information included under the captions 'For the Year' and 'At Year-End' in the statement 'Selected Financial Data' at page 39 of the Company's 1994 Annual Report to shareowners is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     'Management's Discussion and Analysis' on pages 19 through 25 of the Company's 1994 Annual Report to shareowners is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 1, 1995 appearing on pages 26 through 38 of the Company's 1994 Annual Report to shareowners, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6 and 7, the 1994 Annual Report to shareowners is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Registrant, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1994, and such information is incorporated herein by reference. Certain other information relating to Executive Officers of the Registrant appears at pages 15 and 16 of this Form 10-K Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 Not Applicable

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      PAGE IN
                                                                                                  ANNUAL REPORT TO
                                                                                                    SHAREOWNERS
                                                                                                  ----------------
(a)(1.) Index to Consolidated Financial Statements:
          Incorporated by reference to the 1994 Annual Report to shareowners:
          Report of Independent Accountants....................................................          38
          Consolidated Statement of  Income for  the years ended  December 31,  1994, 1993  and
           1992................................................................................          26
          Consolidated  Statement of Retained  Earnings for the years  ended December 31, 1994,
           1993 and 1992.......................................................................          26
          Consolidated Balance Sheet at December 31, 1994 and 1993.............................          27
          Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993  and
           1992................................................................................          28
          Notes to Financial Statements........................................................          29

(a)(2.) Consolidated Financial Statement Schedules

     The two financial statement schedules applicable to the Company have been omitted because of the absence of the conditions under which they are required.

(a)(3.) Exhibits

     See the Exhibit Index to this Form 10-K Annual Report. The following exhibits listed on the Exhibit Index are filed with this Form 10-K Annual
Report:

EXHIBIT NO.                                          DESCRIPTION
- -----------   -----------------------------------------------------------------------------------------
   13         Pages 19  through  39  (except  for  the data  included  under  the  captions  'Financial
                Statistics' on page 39) of the Company's 1994 Annual Report to shareowners
   21         Subsidiaries of the Registrant
   23         Consent of Independent Accountants
   24         Powers of Attorney
   27         Financial Data Schedule

     The exhibits identified in the Exhibit Index with an asterisk(*) are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AlliedSignal Inc.

March 2, 1995                               By:           G. PETER D'ALOIA
                                                 -------------------------------
                                                          G. Peter D'Aloia
                                                  Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                         NAME                                                    NAME
                         ----                                                    ----
                          *                                                                  *
- ------------------------------------------------------             ------------------------------------------------------
                 Lawrence A. Bossidy                                                 Russell E. Palmer
     Chairman of the Board and Chief Executive                                            Director
                Officer and Director

                          *                                                                  *
- ------------------------------------------------------             ------------------------------------------------------
                   Hans W. Becherer                                                 Ivan G. Seidenberg
                       Director                                                           Director

                          *                                                                  *
- ------------------------------------------------------             ------------------------------------------------------
                   Eugene E. Covert                                                   Andrew C. Sigler
                       Director                                                           Director

                          *                                                                  *
- ------------------------------------------------------             ------------------------------------------------------
                     Ann M. Fudge                                                     John R. Stafford
                       Director                                                           Director

                          *                                                                  *
- ------------------------------------------------------             ------------------------------------------------------
                 William R. Haselton                                                  Thomas P. Stafford
                       Director                                                           Director

                          *                                                                  *
- ------------------------------------------------------             ------------------------------------------------------
                   Paul X. Kelley                                                     Delbert C. Staley
                       Director                                                           Director

                          *                                                                  *
- ------------------------------------------------------             ------------------------------------------------------
                  Robert P. Luciano                                                   Robert C. Winters
                       Director                                                           Director

                  G. PETER D'ALOIA                                                     NANCY A. GARVEY
- ------------------------------------------------------             ------------------------------------------------------
                  G. Peter D'Aloia**                                                   Nancy A. Garvey**
             Vice President and Controller                                        Vice President and Treasurer

*By:               NANCY A. GARVEY
    --------------------------------------------------
                  (Nancy A. Garvey,
                  Attorney-in-fact)

** These individuals together perform the functions of principal financial officer.

March 2, 1995

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
- -----------   ---------------------------------------------------------------------------------------------
   3(i)       Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                99.1 to the Company's Form 10-Q for the quarter ended March 31, 1993)
   3(ii)      By-laws of the Company, as amended (incorporated by reference to Exhibit 99.2 to the
                Company's Form 10-Q for the quarter ended March 31, 1993)
   4          The Company is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the
                Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
   9          Omitted (Inapplicable)
  10.1        Master Support Agreement, dated as of February 26, 1986 as amended and restated as of January
                27, 1987, as further amended as of July 1, 1987 and as again amended and restated as of
                December 7, 1988, by and among the Company, Wheelabrator Technologies Inc., certain subsidiaries of Wheelabrator Technologies Inc., The Henley Group, Inc. and Henley Newco
                Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1988)
  10.2*       Deferred Compensation Plan for Non-Employee Directors of AlliedSignal Inc., as amended
                (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended
                December 31, 1993)
  10.3*       Retirement Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1990)
  10.4*       Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit C to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.5*       1985 Stock Plan for Employees of Allied-Signal Inc. and its Subsidiaries, as amended
                (incorporated by reference to Exhibit 19.3 to the Company's Form 10-Q for the quarter ended
                September 30, 1991)
  10.6*       AlliedSignal  Inc. Incentive Compensation Plan  for Executive Employees, as amended
                (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated March 10,
                1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.7*       Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of AlliedSignal Inc.
                and its Subsidiaries, as amended (incorporated by reference to Exhibit 10.1 to the
                Company's Form 10-Q for the quarter ended June 30, 1993)
  10.8*       1982 Stock Option Plan for Executive Employees of Allied Corporation and its Subsidiaries, as
                amended (incorporated by reference to Exhibit 19.4 to the Company's Form 10-Q for the quarter ended September 30, 1991)
  10.9*       AlliedSignal Inc. Severance Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994)
  10.10*      Salary Deferral Plan for Selected Employees of AlliedSignal Inc. and its Affiliates
                (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
                March 31, 1994)

EXHIBIT NO.                                       DESCRIPTION
- -----------   ---------------------------------------------------------------------------------------------
  10.11*      1993 Stock Plan for Employees of AlliedSignal Inc. and its Affiliates (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.12*      Amended and restated Agreement dated May 6, 1994 between the Company and Lawrence A. Bossidy
                (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended
                June 30, 1994)
  10.13       Revolving Credit Agreement, dated as of July 7, 1993, among the Company, certain banks,
                Citibank, N.A., as Administrative Agent for the banks, and ABN AMRO Bank N.V. and Morgan
                Guaranty Trust Company of New York, as Co-Agents (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1993)
  10.14       Letter Amendment, dated as of July 5, 1994, to the Revolving Credit Agreement, dated as of
                July 7, 1993, among the Company, certain banks, Citibank, N.A., as Administrative Agent for the banks, and ABN AMRO Bank N.V. and Morgan Guaranty Trust Company of New York, as
                Co-Agents (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994)
  10.15       364-Day Credit Agreement, dated as of July 7, 1993, among the Company, certain banks,
                Citibank, N.A., as Administrative Agent for the banks, and ABN AMRO Bank N.V. and Morgan
                Guaranty Trust Company of New York, as Co-Agents (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1993)
  10.16       Letter Amendment, dated as of July 5, 1994, to the 364-Day Credit Agreement, dated as of July
                7, 1993, among the Company, certain banks, Citibank, N.A., as Administrative Agent for the banks, and ABN AMRO Bank N.V. and Morgan Guaranty Trust Company of New York, as Co-Agents
                (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
                June 30, 1994)
  11          Omitted (Inapplicable)
  12          Omitted (Inapplicable)
  13          Pages 19 through 39 (except for the data included under the captions 'Financial Statistics'
                on page 39) of the Company's 1994 Annual Report to shareowners (filed herewith)
  16          Omitted (Inapplicable)
  18          Omitted (Inapplicable)
  21          Subsidiaries of the Registrant (filed herewith)
  22          Omitted (Inapplicable)
  23          Consent of Independent Accountants (filed herewith)
  24          Powers of Attorney (filed herewith)
  27          Financial Data Schedule (filed herewith)
  28          Omitted (Inapplicable)
  99          Omitted (Inapplicable)

- ------------

     The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as     'r'
The trademark symbol shall be expressed as                'tm'

Subscript numerics in chemistry notation shall be expressed as baseline numerics, e.g., sulfur hexafluoride would be expressed as SF6.