Form 10-Q
period 1995-03-31
ALLIEDSIGNAL INC
filed 1995-05-08
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995
                                        --------------

                              OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number 1-8974
                                        ------
                       AlliedSignal Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

            Delaware                          22-2640650
- -------------------------------           -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

       101 Columbia Road
         P.O. Box 4000
      Morristown, New Jersey                   07962-2497
- ----------------------------------------       ----------
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

          YES     X                          NO
               -------                          -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
Class of Common Stock                       March 31, 1995
- ---------------------                     ------------------
    $1 par value                          284,298,441 shares

                       AlliedSignal Inc.

                             Index
                             -----

                                                            Page No.
                                                            --------
Part I. -      Financial Information

     Item 1.   Condensed Financial Statements:

               Consolidated Balance Sheet -
               March 31, 1995 and December 31, 1994             3

               Consolidated Statement of Income -
                 Three Months Ended March 31, 1995 and 1994     4

               Consolidated Statement of Cash Flows-
                 Three Months Ended March 31, 1995 and 1994     5

               Notes to Financial Statements                    6

               Report on Review by Independent
                 Accountants                                    7

     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                          8


Part II.-      Other Information

     Item 4.   Submission of Matters to a Vote of
                 Security Holders                              11

     Item 6.   Exhibits and Reports on Form 8-K                11

Signatures                                                     12

                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)

                                            March 31,   December 31,
                                              1995          1994
                                            ---------   ------------
                                              (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                 $   512      $   508
  Accounts and notes receivable - net
    (Note 2)                                  1,861        1,697
  Inventories - net (Note 3)                  1,877        1,743
  Other current assets                          653          637
                                            -------      -------
          Total current assets                4,903        4,585
Investments and long-term receivables           504          475
Property, plant and equipment                 9,010        8,792
Accumulated depreciation and
  amortization                               (4,718)      (4,532)
Cost in excess of net assets of
  acquired companies - net                    1,347        1,349
Other assets                                    671          652
                                            -------      -------
  Total assets                              $11,717      $11,321
                                            =======      =======
LIABILITIES
Current Liabilities:
  Accounts payable                          $ 1,291      $ 1,296
  Short-term borrowings                         227          133
  Current maturities of long-term debt          184          130
  Accrued liabilities                         1,953        1,832
                                            -------      -------
          Total current liabilities           3,655        3,391

Long-term debt                                1,317        1,424
Deferred income taxes                           428          406
Postretirement benefit obligations
  other than pensions                         1,827        1,790
Other liabilities                             1,287        1,328

SHAREOWNERS' EQUITY
Capital - common stock issued                   358          358
        - additional paid-in capital          2,464        2,458
Common stock held in treasury, at cost       (1,488)      (1,505)
Cumulative translation adjustment                70           18
Unrealized holding gain on equity securities     37           40
Retained earnings                             1,762        1,613
                                            -------      -------
          Total shareowners' equity           3,203        2,982
                                            -------      -------
 Total liabilities and shareowners' equity  $11,717      $11,321
                                            =======      =======


Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)

                                                Three Months Ended
                                                     March 31
                                                     --------
                                                1995        1994
                                                ----        ----
                                              (Dollars in millions
                                            except per share amounts)

Net sales                                      $3,419      $2,986
                                               ------      ------
Cost of goods sold                              2,747       2,402
Selling, general and
  administrative expenses                         358         314
                                               ------      ------
            Total costs and expenses            3,105       2,716
                                               ------      ------

Income from operations                            314         270
Equity in income of affiliated companies           49          30
Other income (expense)                            (19)        (13)
Interest and other financial charges              (41)        (37)
                                               -------     -------

Income before taxes on income                     303         250

Taxes on income                                   105          81
                                               ------      ------

Net income                                     $  198      $  169
                                               ======      ======

Earnings per share of common
  stock  (Note 4)                              $  .70      $  .60
                                               ======      ======


Cash dividends per share of
  common stock                                 $  .195     $  .145
                                               =======     =======

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
             Consolidated Statement of Cash Flows
                          (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                       ------------------
                                                        1995         1994
                                                        ----         ----
                                                     (Dollars in millions)
Cash flows from operating activities:
     Net income                                         $ 198       $ 169
     Adjustments to reconcile net income to net
       cash flows from operating activities:
       Streamlining and restructuring                      --         (44)
       Depreciation and amortization (includes goodwill)  152         135
       Undistributed earnings of equity affiliates        (22)         (7)
       Deferred taxes                                      40          35
      (Increase) in accounts and notes receivable        (152)       (105)
       Decrease (increase)in inventories                 (124)          1
       (Increase) in other current assets                 (16)         (1)
       (Decrease) in accounts payable                     (27)        (11)
       Increase (decrease) in accrued liabilities         101         (50)
       Other                                              (50)        (56)
                                                        ------      ------
      Net cash flow provided by operating activities      100          66
                                                        ------      ------
Cash flows from investing activities:
     Expenditures for property, plant and equipment      (145)       (111)
     Proceeds from disposals of property, plant and
       equipment                                           20           7
     Decrease in other investments                         --          --
     (Increase) in other investments                       --          (5)
     Decrease in marketable securities                     --          16
     Cash paid for acquisitions - net                      31         (22)
     Proceeds from sales of businesses                     --          27
                                                        ------      ------
     Net cash flow (used for) investing activities        (94)        (88)
                                                        ------      ------

Cash flows from financing activities:
     Net increase in commercial paper                      89           1
     Net increase in short-term borrowings                  3          57
     Proceeds from issuance of common stock                20          24
     Proceeds from issuance of long-term debt              --           1
     Payments of long-term debt                           (59)        (79)
     Repurchases of common stock                           (1)        (15)
     Cash dividends on common stock                       (54)        (41)
     Redemption of common stock purchase rights            --          (7)
                                                         ------     ------
     Net cash flow (used for) financing activities         (2)        (59)
                                                         ------     ------

     Net increase (decrease) in cash and cash equivalents   4         (81)
     Cash and cash equivalents at beginning of year       508         892
                                                        ------      ------
     Cash and cash equivalents at end of period         $ 512       $ 811
                                                        ======      ======

Notes to Financial Statements are an integral part of this statement.

                           AlliedSignal Inc.
                    Notes to Financial Statements
                            (Unaudited)
                        (Dollars in millions)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at March 31, 1995 and the results of operations and the changes in cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three-month period ended March 31, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

The financial information as of March 31, 1995 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1994.

Note 2.  Accounts and notes receivable consist of the following:

                                          March 31,   December 31,
                                            1995         1994
                                          ---------   ------------

          Trade                            $1,699       $1,526
          Other                               198          204
                                           ------       ------
                                            1,897        1,730
          Less-Allowance for doubtful
          accounts and refunds                (36)         (33)
                                           -------      -------
                                           $1,861       $1,697
                                           =======      =======

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                           March 31,    December 31,
                                             1995         1994 (a)
                                           ---------    ------------
          Raw materials                    $  550       $  488
          Work in process                     824          761
          Finished products                   743          711
          Supplies and containers              69           70
                                           ------       ------
                                            2,186        2,030
          Less - Progress payments           (184)        (160)
                 Reduction to LIFO
                 cost basis                  (125)        (127)
                                           -------      -------
                                           $1,877       $1,743
                                           =======      ======

(a) Reclassified for comparative purposes.

Note 4. Based on the weighted average number of shares outstanding during each period, as follows: 1995, 283,765,137 shares, and 1994, 284,456,136 shares. No dilution results from outstanding common stock equivalents.

          Report on Review by Independent Accountants
          -------------------------------------------




To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of March 31, 1995, and the consolidated statements of income and of cash flows for the three-month periods ended March 31, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December
31, 1994, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein); and in our report dated February 1, 1995 we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Price Waterhouse LLP
4 Headquarters Plaza North
Morristown, NJ  07962

April 21, 1995

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

     Results of Operations
     ---------------------

First Quarter 1995 Compared with First Quarter 1994
- ---------------------------------------------------

     Net sales in the first quarter of 1995 totaled $3.4 billion, an increase of $433 million, or 15%, compared with the first quarter of last year. Of this increase, $237 million was due to higher sales volumes by the automotive and engineered materials segments, $137 million reflects the consolidation of recent acquisitions and the impact of dispositions and $61 million was due to favorable foreign exchange fluctuations in the automotive segment. Automotive's sales increased $250 million, or 22%, engineered materials was $133 million, or 18%, higher and aerospace had a $50 million, or 5%, gain.

     Automotive benefited from growing sales of turbochargers in the U.S., Europe and Asia, expanded sales of braking systems worldwide, continued strength in North American medium and heavy truck brakes, strong worldwide sales of safety restraints and higher sales of aftermarket products, primarily in Europe. Sales volumes were higher for most engineered materials business units, including fibers, performance materials, engineering plastics, laminate systems, environmental catalysts and carbon materials. Aerospace's sales increased reflecting the acquisition of the Lycoming turbine engine business in October 1994. Recent events and new government requirements have also resulted in heightened demand for commercial avionics' aircraft safety equipment, such as collision avoidance, wind shear detection and ground proximity warning systems.
Aerospace equipment systems also had higher sales. Year-to-year quarterly sales comparisons were adversely affected by a one-time contract settlement in 1994 and, in 1995, by delays in government electronics systems' shipments.

     Selling, general and administrative expenses increased $44 million, or 14%, reflecting in part the impact of acquisitions over the past year.

     Income from operations of $314 million increased by $44 million, or 16%, compared with last year's first quarter.
Automotive's operating income improved by 25%, engineered materials' by 24% and aerospace's by 6%. Operating expense for corporate was unfavorable by $10 million. The Company's operating margin for the first quarter of 1995 was 9.2% compared with 9.0% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 5.4% compared with last year's first quarter.

     Equity in income of affiliated companies of $49 million increased by $19 million, or 63%, compared with last year mainly because of improved joint venture earnings for Paxon high-density polyethylene, UOP process technology and Atlantic Research hybrid inflator technology.

     Other income (expense) of $(19) million was unfavorable by $6 million compared with last year's first quarter mainly due to lower interest income and higher minority interest reflecting the truck brake business joint venturing with Knorr-Bremse in the United States.

     Interest and other financial charges of $41 million increased by $4 million, or 11%, from 1994's first quarter reflecting a lower amount capitalized.

     The effective tax rate in the first quarter of 1995 was 34.6% compared with 32.4% in 1994. The 2.2 percentage point increase over the 1994 rate is primarily due to growth in both domestic and foreign earnings that are subject to the statutory rate.

     Aerospace's net income rose to $56 million from $52 million, an increase of 8%, reflecting increased earnings for engines, aerospace equipment systems and commercial avionics systems.

     Automotive's net income rose to $62 million from $46 million a year ago, a 35% increase, reflecting increased sales of automotive systems and components on higher car and light truck production in Europe and North America and increased utilization of turbo diesel engines in Western European passenger cars and North American light trucks. Net income was significantly higher for braking systems-Europe, safety restraint systems, turbocharging systems and truck brake systems. Worldwide aftermarket income was up, primarily driven by Europe. The Company continues to reap the benefits of strong AlliedSignal content in popular minivans and sport utility vehicles as well as certain new car models.

     Engineered materials' net income increased to $94 million from $78 million, a 21% increase. Net income was higher for fibers, performance materials, engineering plastics, laminate systems, environmental catalysts and carbon materials. Income improved in the quarter due to volume and price increases, partially offset by
higher raw materials costs.   There was a substantial increase in
net income from the Paxon joint venture with Exxon and the UOP joint venture with Union Carbide.

     Net income in the 1995 first quarter of $198 million, or $0.70 a share, was higher than last year's net income of $169 million, or $0.60 a share, for the reasons discussed above.

     Financial Condition
     -------------------

March 31, 1995 Compared with December 31, 1994
- ----------------------------------------------

     On March 31, 1995 the Company had $512 million in cash and cash equivalents, compared with $508 million at year-end 1994. The current ratio at March 31, 1995 was 1.3X, compared with 1.4X at year-end 1994.

     On March 31, 1995 the Company's long-term debt amounted to $1,317 million, $107 million lower than at year-end 1994. Total debt of $1,728 million on March 31, 1995 was $41 million higher than at year-end. The Company's total debt as a percent of capital decreased from 34.1% at year-end to 33.1% at March 31, 1995.

     During the first three months of 1995, the Company spent $145 million for capital expenditures, compared with $111 million in the corresponding period in 1994. Spending for the 1995 three month period was as follows: aerospace-$29 million; automotive-$51 million; engineered materials-$57 million, and corporate-$8 million.

     In April 1995 the Company completed the purchase of The Budd Company's Wheel & Brake Division for approximately $160 million.
The division manufactures rotors, hubs, drums and related assemblies for passenger cars and light trucks; steel disc wheels for heavy trucks; demountable rims; and hub and drum assemblies for medium- and heavy-duty vehicles and had 1994 sales of about $250 million.

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

                  PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareowners of the Company held on April 24, 1995, the following matters set forth in the Company's Proxy Statement dated March 10, 1995, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

          (1) The nominees listed below were elected directors for a three-year term ending in 1998 with the respective votes set forth opposite their names:

                                   FOR            WITHHELD
                                   ---            --------

          Russell E. Palmer        238,244,499    4,925,686
          Ivan G. Seidenberg       238,397,642    4,772,543
          Andrew C. Sigler         238,088,857    5,081,328
          Thomas P. Stafford       238,127,316    5,042,869

          (2) A proposal seeking approval of the appointment of Price Waterhouse LLP as independent accountants for 1995 was approved, with 238,139,205 votes cast FOR, 2,501,701 votes cast
AGAINST and 2,529,279 abstentions;

          (3) A shareowner proposal recommending that steps be taken to eliminate the election of directors by classes was not approved, with 91,858,803 votes cast FOR, 124,882,768 votes cast AGAINST, 5,464,053 abstentions and 20,964,561 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  The following exhibits are filed with this
               --------
Form 10-Q:

                    10.1   Supplemental Non-Qualified Savings
                           Plan for Highly Compensated Employees of
                           AlliedSignal Inc. and its Subsidiaries, as amended

                    10.2   Salary Deferral Plan for Selected
                           Employees of AlliedSignal Inc. and its
                           Affiliates, as amended

                    15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

                    27     Financial Data schedule

          (b)  Reports on Form 8-K.  No reports on Form 8-K were
               -------------------
filed by the Company during the quarter ended March 31, 1995.

                          SIGNATURES


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AlliedSignal Inc.



Date:  May 8, 1995          By:  /s/ G. Peter D'Aloia
                                 -----------------------------
                                 G. Peter D'Aloia
                                 Vice President and Controller
                                 (on behalf of the Registrant
                                 and as the Registrant's
                                 Principal Accounting Officer)

                         EXHIBIT INDEX



Exhibit                                    Description
Number

    2                              Omitted (Inapplicable)

    4                              Omitted (Inapplicable)

    10.1                           Supplemental Non-Qualified
                                   Savings Plan for Highly
                                   Compensated Employees of
                                   AlliedSignal Inc. and its
                                   Subsidiaries, as amended

    10.2                           Salary Deferral Plan for
                                   Selected Employees of
                                   AlliedSignal Inc. and its
                                   Affiliates, as amended

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