Form 10-Q
period 1995-06-30
ALLIEDSIGNAL INC
filed 1995-08-09
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              Form 10-Q
                      ________________________

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995

                                 OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

                    Commission file number 1-8974

                             AlliedSignal Inc.
   ------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                          22-2640650
  -----------------------------------        --------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                  07962-2497
  ----------------------------------------   --------------------
  (Address of principal executive offices)        (Zip Code)

                               (201)455-2000
  ---------------------------------------------------------------
        (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  ---------------------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                          NO
              --------                          --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Class of Common Stock                           June 30, 1995
---------------------                          -----------------
     $1 par value                             283,160,355 shares

                          AlliedSignal Inc.

                                Index
                                -----

                                                                  Page No.
                                                                  --------
Part I. -        Financial Information

        Item 1.  Condensed Financial Statements:

                 Consolidated Balance Sheet -
                  June 30, 1995 and December 31, 1994                 3

                 Consolidated Statement of Income -
                  Three and Six Months Ended June 30, 1995 and 1994   4

                 Consolidated Statement of Cash Flows-
                  Six Months Ended June 30, 1995 and 1994             5

                 Notes to Financial Statements                        6

                 Report on Review by Independent
                  Accountants                                         7

       Item 2.    Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                              8


Part II.-         Other Information


        Item 6.   Exhibits and Reports on Form 8-K                   12


Signatures                                                           13

                          AlliedSignal Inc.
                     Consolidated Balance Sheet
                             (Unaudited)

                                               June 30,   December 31,
                                                1995          1994
                                              ---------   ------------
                                                (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                  $   575         $   508
  Accounts and notes receivable - net
    (Note 2)                                   1,847           1,697
  Inventories - net (Note 3)                   1,921           1,743
  Other current assets                           679             637
                                              ------         -------
          Total current assets                 5,022           4,585
Investments and long-term receivables            497             475
Property, plant and equipment                  9,285           8,792
Accumulated depreciation and
  amortization                                (4,851)         (4,532)
Cost in excess of net assets of
  acquired companies - net                     1,398           1,349
Other assets                                     694             652
                                              ------          ------

  Total assets                               $12,045         $11,321
                                             =======         =======
LIABILITIES
Current Liabilities:
  Accounts payable                           $ 1,255         $ 1,296
  Short-term borrowings                          100             133
  Commercial paper                               422               -
  Current maturities of long-term debt           183             130
  Accrued liabilities                          1,870           1,832
                                              ------          ------
          Total current liabilities            3,830           3,391

Long-term debt                                 1,304           1,424
Deferred income taxes                            462             406
Postretirement benefit obligations
  other than pensions                          1,848           1,790
Other liabilities                              1,256           1,328

SHAREOWNERS' EQUITY
Capital - common stock issued                    358             358
        - additional paid-in capital           2,472           2,458
Common stock held in treasury, at cost        (1,561)         (1,505)
Cumulative translation adjustment                102              18
Unrealized holding gain on equity securities      33              40
Retained earnings                              1,941           1,613
                                              ------          ------
          Total shareowners' equity            3,345           2,982
                                              ------          ------

  Total liabilities and shareowners' equity  $12,045         $11,321
                                             =======         =======

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                  Consolidated Statement of Income
                             (Unaudited)

                                   Three Months       Six Months
                                  Ended June 30     Ended June 30
                                  -------------     -------------
                                  1995     1994     1995     1994
                                  ----     ----     ----     ----
                                     (Dollars in millions except
                                         per share amounts)

Net sales                        $3,630   $3,187   $7,049   $6,173
                                 ------   ------   ------   ------
Cost of goods sold                2,902    2,541    5,649    4,943
Selling, general and
  administrative expenses           374      346      732      660
                                 ------   ------   ------   ------
      Total costs and expenses    3,276    2,887    6,381    5,603
                                 ------   ------   ------   ------

Income from operations              354      300      668      570
Equity in income of affiliated
  companies                          36       30       85       60
Other income (expense)                1       (3)     (18)     (16)
Interest and other financial
  charges                           (46)     (38)     (87)     (75)
                                 -------   ------  -------   ------

Income before taxes on income       345      289      648      539

Taxes on income                     118       93      223      174
                                 ------   ------   ------    -----

Net income                       $  227   $  196   $  425   $  365
                                 ======   ======   ======   ======

Earnings per share of common
  stock  (Note 4)                $  .80   $  .69   $ 1.50   $ 1.29
                                 ======   ======   ======   ======

Cash dividends per share of
  common stock                   $ .195   $.1675   $ .390   $.3125
                                 ======   ======   ======   ======

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                         Six Months Ended
                                                             June 30
                                                         ----------------
                                                         1995      1994
                                                         ----      ----
                                                      (Dollars in millions)
Cash flows from operating activities:
      Net income                                         $ 425     $ 365
      Adjustments to reconcile net income to net
        cash flows from operating activities:
        Streamlining and restructuring                      --       (84)
        Depreciation and amortization (includes goodwill)  307       278
        Undistributed earnings of equity affiliates        (34)        2
        Deferred taxes                                     102        71
        (Increase) in accounts and notes receivable        (88)     (168)
        Decrease (increase)in inventories                 (146)       46
        (Increase) in other current assets                 (36)      (31)
        Increase (decrease) in accounts payable            (98)       15
        Increase (decrease) in accrued liabilities          24       (85)
        Other                                             (127)     (101)
                                                        ------    ------
      Net cash flow provided by operating activities       329       308
                                                        ------    ------

Cash flows from investing activities:
      Expenditures for property, plant and equipment (320) (255) Proceeds from disposals of property, plant and
        equipment                                           20        15
      Decrease in other investments                         26         7
      (Increase) in other investments                       (2)       (9)
      Decrease in marketable securities                     --        14
      Cash paid for acquisitions - net                    (127)      (41)
      Proceeds from sales of businesses                     (9)      135
                                                         ------    ------
      Net cash flow (used for) investing activities       (412)     (134)
                                                         ------    ------

Cash flows from financing activities:
      Net increase(decrease) in commercial paper           422      (127)
      Net increase(decrease) in short-term borrowings      (39)       27
      Proceeds from issuance of common stock                48        30
      Proceeds from issuance of long-term debt               5         2
      Payments of long-term debt                           (86)     (122)
      Repurchases of common stock                          (91)      (94)
      Cash dividends on common stock                      (109)      (87)
      Redemption of common stock purchase rights            --        (7)
                                                         ------    ------
      Net cash flow provided by (used for)
        financing activities                               150      (378)
                                                         -----     ------

      Net increase (decrease) in cash and cash equivalents  67      (204)
      Cash and cash equivalents at beginning of year       508       892
                                                         -----     -----
      Cash and cash equivalents at end of period         $ 575     $ 688
                                                         =====     =====

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                    Notes to Financial Statements
                             (Unaudited)
                        (Dollars in Millions)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994 and the changes in cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three- and six-month periods ended June 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

The financial information as of June 30, 1995 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1994.

Note 2.  Accounts and notes receivable consist of the following:

                                           June 30,   December 31,
                                             1995        1994
                                           --------   -----------

          Trade                            $1,669       $1,526
          Other                               213          204
                                           ------       ------
                                            1,882        1,730
          Less-Allowance for doubtful
          accounts and refunds                (35)         (33)
                                           -------      -------
                                           $1,847       $1,697
                                           ======       ======

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                              June 30,    December 31,
                                                1995         1994 (a)
                                            -----------  --------------

          Raw materials                      $  588       $  488
          Work in process                       862          761
          Finished products                     720          711
          Supplies and containers                76           70
                                             ------       ------
                                              2,246        2,030
          Less - Progress payments             (200)        (160)
                 Reduction to LIFO cost basis  (125)        (127)
                                             -------      -------
                                             $1,921       $1,743
                                             ======       ======

(a) Reclassified for comparative purposes.

Note 4. Based on the weighted average number of shares outstanding during each period, as follows: three months ended June 30, 1995, 283,946,463 shares, and 1994, 283,264,305 shares; and six months ended June 30, 1995, 283,856,301 shares, and 1994, 283,856,928 shares. No dilution results from outstanding common stock equivalents.

             Report on Review by Independent Accountants
             -------------------------------------------




To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of June 30, 1995, and the consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and of cash flows for the six-month periods ended June 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December
31, 1994, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse LLP
4 Headquarters Plaza North
Morristown, NJ  07962

July 25, 1995

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

     Results of Operations
     ---------------------

Second Quarter 1995 Compared with Second Quarter 1994
-----------------------------------------------------

     Net sales in the second quarter of 1995 totaled $3.6 billion, an increase of $443 million, or 14%, compared with the second quarter of last year. Of this increase, $182 million reflects the consolidation of recent acquisitions and the impact of dispositions, $175 million was due to higher sales volumes, $56 million was the result of favorable foreign exchange rate fluctuations in the automotive segment and $30 million was due to higher prices in the engineered materials segment. Automotive's sales increased $228 million, or 18%, engineered materials was $116 million, or 14%, higher and aerospace had a $99 million, or 9%, gain.

     Automotive's sales of braking systems in North America and Europe grew substantially. Sales of safety restraint systems, turbochargers, aftermarket products in Europe and truck brake systems were also strong. Engineered materials' sales of fibers, particularly industrial polyester and products of the nylon system, and performance materials were substantially higher. Among the stronger performing products in performance materials were specialty chemicals, food packaging films and advanced microelectronics.
Sales of laminate systems, environmental catalysts, engineering plastics and carbon materials were also strong. Aerospace's improved sales reflect the acquisition of the Lycoming turbine engine business in October 1994 and continued strong demand for safety-related avionics systems, such as windshear detection, ground proximity warning and collision avoidance systems.

     Selling, general and administrative expenses as a percent of net sales decreased from 10.9% in the second quarter of 1994 to 10.3% in 1995. Expenses increased by $28 million, or 8%, reflecting in part the impact of acquisitions.

     Income from operations of $354 million increased by $54 million, or 18%, compared with the second quarter of last year. The Company's operating margin for the second quarter of 1995 was 9.8% compared with 9.4% for the same period last year. Aerospace's operating income improved by 25%, engineered materials' by 17% and automotive's by 9%. Operating expense for corporate increased by $2 million. See the discussion of net income below for information by segment.

     Equity in income of affiliated companies of $36 million increased by $6 million, or 20%, compared with last year, mainly because of improved joint venture earnings for Paxon high-density polyethylene and UOP process technology.

     Other income (expense) of $1 million was favorable by $4 million compared with last year's second quarter, reflecting the sale of an investment, offset somewhat by higher minority interest and foreign exchange hedging costs.

     Interest and other financial charges of $46 million increased by $8 million, or 21%, from 1994's second quarter, primarily due to higher average interest rates.

     The effective tax rate in the second quarter of 1995 was 34.4% compared with 32.3% in 1994. The increase is primarily due to growth in both domestic and foreign earnings that are subject to the statutory rate.

     Aerospace's net income improved to $72 million from $61 million, an increase of 18% compared with the same quarter last year. This earnings increase resulted from faster-than-anticipated cost synergies from the Lycoming acquisition and increased demand for proprietary flight safety systems in the commercial, regional and business aircraft markets, offset somewhat by lower earnings for equipment systems. Automotive's net income rose to $65 million from $60 million, an increase of 8% compared with the same quarter last year. Earnings were higher for turbochargers, truck brakes, aftermarket Europe and braking systems. Engineered materials' net income increased to $105 million from $87 million, an increase of 21% compared with the same quarter last year. Fibers, performance materials, laminate systems, engineering plastics, environmental catalysts and carbon materials had improved earnings. The income contribution from joint ventures was also higher.

     Net income in the 1995 second quarter of $227 million, or $0.80 a share, was higher than last year's net income of $196 million, or $0.69 a share, for the reasons discussed above.

Six Months 1995 Compared with Six Months 1994
---------------------------------------------

     Net sales in the first six months of 1995 totaled $7.0 billion, an increase of $876 million, or 14%, compared with the first six months of last year. Of this increase, $412 million was due to higher sales volumes, $319 million reflects the consolidation of recent acquisitions and the impact of dispositions, $117 million was the result of favorable foreign exchange rate fluctuations in the automotive segment and $28 million was due to higher prices in the engineered materials segment. Automotive's sales increased $478 million, or 20%, engineered materials was $249 million, or 16%, higher and aerospace had a $149 million, or 7%, gain.

     Automotive benefited from growing sales of braking systems in North America and Europe, strong worldwide sales of safety restraints and turbochargers, higher aftermarket sales primarily in Europe and expanded sales of medium and heavy truck brakes in North America. Sales volumes were higher for most engineered materials business units, including fibers, performance materials, laminate systems, environmental catalysts, fluorine products, engineering plastics and carbon materials. Aerospace's sales increased reflecting the acquisition of the Lycoming turbine engine business in October 1994 and continued strong demand for safety-related avionics systems, such as windshear detection, ground proximity warning and collision avoidance systems. This increase was somewhat offset by lower sales to the government, where comparisons were adversely affected by a one-time contract settlement in the first quarter of 1994 and, in 1995, by delays in government electronics systems' shipments.

     Selling, general and administrative expenses as a percent of net sales decreased from 10.7% in 1994 to 10.4% in 1995. Expenses increased by $72 million, or 11%, reflecting in part the impact of acquisitions.

     Income from operations of $668 million increased by $98 million, or 17%, compared with last year's first six months. The
Company's operating margin for
the first six months of 1995 was 9.5%, compared with 9.2% for the same period last year. Engineered materials' operating income improved by 20%, automotive's by 17% and aerospace's by 16%. Operating expense for corporate increased by $12 million. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 5.4% compared with last year's first six months.

     Equity in income of affiliated companies of $85 million increased by $25 million, or 42%, compared with last year, mainly because of improved joint venture earnings for Paxon high-density polyethylene, UOP process technology and Atlantic Research hybrid inflator technology.

     Other income (expense) of $(18) million was unfavorable by $2 million, or 13%, compared with last year's first six months, mainly due to higher minority interest and foreign exchange hedging costs and lower dividend and interest income, somewhat offset by the sale of an investment.

     Interest and other financial charges of $87 million increased by $12 million, or 16%, from 1994's first six months, primarily reflecting higher average interest rates.

     The effective tax rate in the first six months of 1995 was 34.5% compared with 32.4% in 1994. The increase is primarily due to growth in both domestic and foreign earnings that are subject to the statutory rate.

     Aerospace's net income improved to $128 million from $113 million, an increase of 13% compared with the same period last year. Earnings increased for engines because of cost synergies realized from the Lycoming acquisition and commercial avionics systems due to continued strong demand for safety-related avionics systems, but were lower on sales to the government. Automotive's net income rose to $127 million from $106 million, an increase of 20% compared with the same six months of 1994. Net income was higher for braking systems, turbochargers, truck braking systems, aftermarket Europe and for filters and spark plugs. The Company continues to benefit from strong AlliedSignal content on better selling vehicles, including sport utility vehicles, minivans, the Ford Taurus and F-150 pickup trucks as well as medium and heavy trucks. Engineered materials' net income increased to $199 million from $165 million, an increase of 21% compared with the same period last year. Net income was higher for performance materials, fibers, environmental catalysts, engineering plastics, laminate systems and carbon materials. Income improved in the six month period due to volume and price increases, partly offset by higher raw material prices. There was also a substantial increase in net income from joint ventures.

     Net income in the first six months of 1995 of $425 million, or $1.50 a share, was substantially higher than last year's net income of $365 million, or $1.29 a share, for the reasons discussed above.

     Financial Condition
     -------------------

June 30, 1995 Compared with December 31, 1994
---------------------------------------------

     On June 30, 1995 the Company had $575 million in cash and cash equivalents, compared with $508 million at year-end 1994. The current ratio at June 30, 1995 was 1.3X, compared with 1.4X at year-end 1994.

     On June 30, 1995 the Company's long-term debt amounted to $1,304 million, $120 million lower than at year-end 1994. Total debt of $2,009 million on June 30, 1995 was $322 million higher than at year-end, mainly reflecting an increase in commercial paper outstanding. The Company's total debt as a percent of capital increased from 34.1% at year-end to 35.4% at June 30, 1995.

     The Company entered into two new credit agreements (the "Five-Year" and "364-Day" Credit Agreements) dated as of June 30, 1995, with commitments aggregating $750 million. These agreements replaced a $900 million aggregate arrangement and have terms similar to the terms of the prior arrangement. The funds available under the Five-Year and 364-Day Credit Agreements may be used for any corporate purpose.

     During the first six months of 1995, the Company made capital expenditures of $320 million, compared with $255 million in the corresponding period in 1994. Spending for the 1995 six month period was as follows: aerospace-$63 million; automotive-$108 million; engineered materials-$133 million, and corporate-$16 million. The Company's total capital expenditures in 1995 are currently projected at about $700 million.

     During the first six months of 1995, the Company repurchased
2.4 million shares of common stock for $95 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At June 30, 1995, the Company was authorized to repurchase
11.2 million shares of common stock.

     The Company intends to acquire three separate chemical businesses costing approximately $380 million. The businesses include a polyester fibers plant in Virginia, a nylon plastics and fibers plant in Germany and a specialty chemicals plant also in Germany. The Company also plans to invest about $100 million during the next three years to expand and upgrade the nylon plastics and fibers facility.

Review by Independent Accountants
---------------------------------

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

                     PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits are filed with this Form 10-Q:

               10.1 Five-Year Credit Agreement dated as of June 30, 1995 by and between AlliedSignal Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the "Lenders"), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the Lenders

               10.2 364-Day Credit Agreement dated as of June 30, 1995 by and between AlliedSignal Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the "Lenders"), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the Lenders

               15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

               27    Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AlliedSignal Inc.


August 9, 1995              By:  /s/ G. Peter D'Aloia
                                 ----------------------
                                 G. Peter D'Aloia
                                 Vice President and Controller
                                 (on behalf of the Registrant
                                 and as the Registrant's
                                 Principal Accounting Officer)

                            EXHIBIT INDEX

Exhibit                                    Description
Number

    2                              Omitted (Inapplicable)

    4                              Omitted (Inapplicable)

    10.1 Five-Year Credit Agreement dated as of June 30, 1995 by and between AlliedSignal
                                   Inc., a Delaware
                                   corporation, the banks,
                                   financial institutions and
                                   other institutional lenders
                                   listed on the signature
                                   pages thereof (the
                                   "Lenders"), Citibank, N.A.,
                                   as agent, and ABN Amro Bank
                                   N.V. and Morgan Guaranty
                                   Trust Company of New York,
                                   as co-agents, for the
                                   Lenders

    10.2 364-Day Credit Agreement dated as of June 30, 1995 by and between AlliedSignal
                                   Inc., a Delaware
                                   corporation, the banks,
                                   financial institutions and
                                   other institutional lenders
                                   listed on the signature
                                   pages thereof (the
                                   "Lenders"), Citibank, N.A.,
                                   as agent, and ABN Amro Bank
                                   N.V. and Morgan Guaranty
                                   Trust Company of New York,
                                   as co-agents, for the
                                   Lenders

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