Form 10-Q
period 1995-09-30
ALLIEDSIGNAL INC
filed 1995-11-09
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              Form 10-Q
                      ________________________

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995
                                         ------------------

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

          YES    X                           NO
              -------                           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
Class of Common Stock                      September 30, 1995
---------------------                      ------------------
     $1 par value                          282,853,471 shares

                          AlliedSignal Inc.

                               Index
                               -----

                                                            Page No.
                                                            --------
Part I. -    Financial Information

     Item 1. Condensed Financial Statements:

             Consolidated Balance Sheet -
               September 30, 1995 and December 31, 1994        3

             Consolidated Statement of Income -
               Three and Nine Months Ended
               September 30, 1995 and 1994                     4

             Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994   5

             Notes to Financial Statements                     6

             Report on Review by Independent
               Accountants                                     7

     Item 2. Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                           8


Part II. -   Other Information


     Item 6. Exhibits and Reports on Form 8-K                 12


Signatures                                                    13

                          AlliedSignal Inc.
                     Consolidated Balance Sheet
                            (Unaudited)

                                              September 30,  December 31,
                                                  1995           1994
                                              -------------  ------------
                                                 (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                    $   545         $   508
  Accounts and notes receivable - net
    (Note 2)                                     1,780           1,697
  Inventories - net (Note 3)                     1,997           1,743
  Other current assets                             663             637
                                               -------         -------
          Total current assets                   4,985           4,585
Investments and long-term receivables              524             475
Property, plant and equipment                    9,408           8,792
Accumulated depreciation and
   amortization                                 (4,945)         (4,532)
Cost in excess of net assets of
   acquired companies - net                      1,387           1,349
Other assets                                       702             652
                                               -------         -------
   Total assets                                $12,061         $11,321
                                               =======         =======
LIABILITIES
Current Liabilities:
   Accounts payable                            $ 1,193         $ 1,296
   Short-term borrowings                            91             133
   Commercial paper                                490               -
   Current maturities of long-term debt            182             130
   Accrued liabilities                           1,674           1,832
                                               -------         -------
          Total current liabilities              3,630           3,391

Long-term debt                                   1,377           1,424
Deferred income taxes                              541             406
Postretirement benefit obligations
  other than pensions                            1,847           1,790
Other liabilities                                1,229           1,328

SHAREOWNERS' EQUITY
Capital - common stock issued                      358             358
        - additional paid-in capital             2,483           2,458
Common stock held in treasury, at cost          (1,614)         (1,505)
Cumulative translation adjustment                   68              18
Unrealized holding gain on equity securities        28              40
Retained earnings                                2,114           1,613
                                               -------         -------
          Total shareowners' equity              3,437           2,982
                                               -------         -------
  Total liabilities and shareowners' equity    $12,061         $11,321
                                               =======         =======

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                  Consolidated Statement of Income
                            (Unaudited)

                                  Three Months          Nine Months
                               Ended September 30    Ended September 30
                               ------------------    ------------------
                                  1995     1994        1995     1994
                                  ----     ----        ----     ----
                                     (Dollars in millions except
                                         per share amounts)

Net sales                       $3,499   $3,110     $10,548   $9,283
                                ------   ------     -------   ------
Cost of goods sold               2,800    2,503       8,449    7,446
Selling, general and
  administrative expenses          369      325       1,101      985
                                ------   ------     -------   ------
      Total costs and expenses   3,169    2,828       9,550    8,431
                                ------   ------     -------   ------

Income from operations             330      282         998      852
Equity in income of affiliated
  companies                         38       31         123       91
Other income (expense)              (3)      (3)        (21)     (19)
Interest and other financial
  charges                          (43)     (34)       (130)    (109)
                                -------  -------    --------  -------

Income before taxes on income      322      276         970      815

Taxes on income                    105       87         328      261
                                ------   ------      ------   ------
Net income                      $  217   $  189      $  642   $  554
                                ======   ======      ======   ======

Earnings per share of common
  stock  (Note 4)               $  .77   $  .67      $ 2.26   $ 1.95
                                ======   ======      ======   ======

Cash dividends per share of
  common stock                  $ .195   $.1675      $ .585   $  .48
                                ======   ======      ======   ======


Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                            (Unaudited)
                                                        Nine Months Ended
                                                          September 30
                                                        -----------------
                                                        1995         1994
                                                      (Dollars in millions)
Cash flows from operating activities:
     Net income                                        $ 642        $ 554
     Adjustments to reconcile net income to net
       cash flows from operating activities:
       Streamlining and restructuring                     --         (134)
       Depreciation and amortization
            (includes goodwill)                          460          414
       Undistributed earnings of equity affiliates       (32)          (9)
       Deferred taxes                                    206          112
       (Increase) in accounts and notes receivable       (29)        (154)
       Decrease (increase)in inventories                (226)          57
       (Increase) in other current assets                (20)         (43)
       Increase (decrease) in accounts payable          (154)          37
       (Decrease) in accrued liabilities                (177)        (111)
       Other                                            (207)        (131)
                                                       ------       ------
     Net cash flow provided by operating activities      463          592
                                                       ------       ------
Cash flows from investing activities:
     Expenditures for property, plant and equipment     (512)        (398)
     Proceeds from disposals of property, plant and
       equipment                                          26           53
     Decrease in other investments                        26           15
     (Increase) in other investments                      (2)         (11)
     Decrease in marketable securities                    --           86
     Cash paid for acquisitions - net                   (134)         (67)
     Proceeds from sales of businesses                    (9)         136
                                                       ------       ------
     Net cash flow (used for) investing activities      (605)        (186)
                                                       ------       ------
Cash flows from financing activities:
     Net increase(decrease) in commercial paper          490         (144)
     Net increase(decrease) in short-term borrowings     (46)          22
     Proceeds from issuance of common stock               82           41
     Proceeds from issuance of long-term debt            106            2
     Payments of long-term debt                         (120)        (187)
     Repurchases of common stock                        (170)        (101)
     Cash dividends on common stock                     (163)        (134)
     Redemption of common stock purchase rights           --           (7)
                                                       ------       ------
     Net cash flow provided by (used for)
       financing activities                              179         (508)
                                                       ------       ------
     Net increase (decrease) in cash and
       cash equivalents                                   37         (102)
     Cash and cash equivalents at beginning of year      508          892
                                                       ------       ------
     Cash and cash equivalents at end of period        $ 545        $ 790
                                                       ======       ======

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                  Notes to Financial Statements
                           (Unaudited)
                      (Dollars in millions)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994 and the changes in cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three- and nine-month periods ended September 30, 1995 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

The financial information as of September 30, 1995 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1994.

Note 2.  Accounts and notes receivable consist of the following:

                                        September 30,     December 31,
                                            1995             1994
                                        -------------     ------------
      Trade                                $1,568            $1,526
      Other                                   246               204
                                           ------            ------
                                            1,814             1,730
      Less-Allowance for doubtful
      accounts and refunds                    (34)              (33)
                                           ------            ------
                                           $1,780            $1,697
                                           ======            ======

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                        September 30,     December 31,
                                            1995            1994 (a)
                                        -------------     ------------
      Raw materials                        $  645           $  488
      Work in process                         855              761
      Finished products                       711              711
      Supplies and containers                  77               70
                                           ------           ------
                                            2,288            2,030
      Less - Progress payments               (165)            (160)
             Reduction to LIFO cost basis    (126)            (127)
                                           ------           ------
                                           $1,997           $1,743
                                           ======           ======

(a) Reclassified for comparative purposes.

Note 4. Based on the weighted average number of shares outstanding during each period, as follows: three months ended September 30, 1995, 283,105,329 shares, and 1994, 283,021,071 shares; and nine months ended September 30, 1995, 283,603,226 shares, and 1994, 283,575,248 shares. No dilution results from outstanding common stock equivalents.

             Report on Review by Independent Accountants
             -------------------------------------------


To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of September 30, 1995, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and of cash flows for the nine-month periods ended September 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

October 27, 1995

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

      Results of Operations
      ---------------------
Third Quarter 1995 Compared with Third Quarter 1994
---------------------------------------------------

     Net sales in the third quarter of 1995 totaled $3.5 billion, an increase of $389 million, or 13%, compared with the third quarter of last year. Of this increase, $175 million reflects the consolidation of recent acquisitions, $120 million was due to higher sales volumes, $59 million was due to higher prices and $35 million was the result of favorable foreign exchange rate fluctuations in the automotive segment. Aerospace's sales increased $194 million, or 18%, engineered materials was $95 million, or 12% higher and automotive had a $100 million, or 8% gain.

     Aerospace's improved sales reflect the acquisition of the Lycoming turbine engine business in October 1994, increased repair and overhaul services and aftermarket parts sales, and strong demand for propulsion engines and auxiliary power units, equipment systems and safety-related commercial avionics systems, such as windshear detection, ground proximity warning and collision avoidance systems. The increase for equipment systems reflects commercial aftermarket strength. Engineered materials' sales of fibers, particularly products of the nylon system and industrial polyester, laminate systems, performance materials and engineering plastics were significantly higher. Among the stronger performing products in performance materials were specialty chemicals, low-molecular weight polyethylene polymer additives, advanced microelectronics and amorphous metals. Automotive's sales increased primarily due to recent acquisitions in braking systems and safety restraints. Also contributing to the sales gain was an increase in the content per vehicle for braking systems in North America, continued growth in truck brakes, increased demand for turbochargers in Europe and a slight improvement in aftermarket products sales primarily in Europe.

     Income from operations of $330 million increased by $48 million, or 17%, compared with the third quarter of last year. The Company's operating margin for the third quarter of 1995 was 9.4% compared with 9.1% for the same period last year. See the discussion of net income below for information by segment.

     Equity in income of affiliated companies of $38 million increased by $7 million, or 23%, compared with last year, mainly because of improved joint venture earnings for Paxon high-density polyethylene, Knorr-Bremse European truck brake systems and Converdyn conversion services, offset somewhat by lower income for UOP process technology.

     Interest and other financial charges of $43 million increased by $9 million, or 26%, from 1994's third quarter, due to higher levels of debt and higher average interest rates.

     The effective tax rate in the third quarter of 1995 was 32.5% compared with 31.4% in 1994. The increase is primarily due to growth in earnings that are subject to the statutory rate, partly offset by lower taxed foreign and export income and a reduction in non-deductible U.S. expenses.

     Aerospace's net income improved to $81 million from $63 million, an increase of 29% compared with the same quarter last year. This earnings increase primarily resulted from cost synergies from the Lycoming acquisition, increased repair and overhaul services and aftermarket parts sales, and increased demand for propulsion engines and auxiliary power units as well as for safety-related commercial avionics systems. Equipment systems earnings also increased due to higher commercial aftermarket sales. Engineered materials' net income increased to $100 million from $84 million, an increase of 19% compared with the same quarter last year. Fibers, laminate systems, engineering plastics and environmental catalysts had substantially improved earnings. The income contribution from the Paxon joint venture was also higher, but earnings from the UOP joint venture was lower. Fluorine products also had lower income on slightly lower sales.
Automotive's net income declined to $45 million from $55 million, a decrease of 18% compared with the same quarter last year. Net income was lower due to losses in the anti-locking braking systems
(ABS) business and in Brazil, a larger percentage increase in sales to the lower-margin original equipment market than to the aftermarket, and turbocharger capacity development costs in Europe and start-up costs in a new airbag investment in Italy.

     Net income in the 1995 third quarter of $217 million, or $0.77 a share, was higher than last year's net income of $189 million, or $0.67 a share, for the reasons discussed above.

Nine Months 1995 Compared with Nine Months 1994
-----------------------------------------------

     Net sales in the first nine months of 1995 totaled $10.5 billion, an increase of $1,265 million, or 14%, compared with the first nine months of last year. Of this increase, $532 million was due to higher sales volumes, $494 million reflects the consolidation of recent acquisitions and the impact of dispositions, $152 million was the result of favorable foreign exchange rate fluctuations in the automotive segment and $87 million was due to higher prices. Automotive's sales increased $578 million, or 16%, engineered materials was $344 million, or 14%, higher and aerospace had a $343 million, or 10%, gain.

     Automotive benefited from growing sales of braking systems in North America and Europe, strong worldwide sales of safety restraints and turbochargers, higher aftermarket sales primarily in Europe and expanded sales of medium and heavy truck brakes in North America. These improvements largely reflect the impact of acquisitions and favorable foreign exchange rate fluctuations.
Sales were higher for all engineered materials' business units, including fibers, performance materials, laminate systems, engineering plastics, environmental catalysts, fluorine products and carbon materials. Aerospace's sales increased reflecting the acquisition of the Lycoming turbine engine business in October 1994, continued strong demand for safety-related commercial avionics systems, such as windshear detection, ground proximity warning and collision avoidance systems, and higher sales of propulsion engines and auxiliary power units. Repair and overhaul services and aftermarket parts sales also increased. This increase was somewhat offset by lower sales for government electronics systems, where comparisons were adversely affected by a one-time contract settlement in the first quarter of 1994 and, in 1995, by delays in shipments.

     Income from operations of $998 million increased by $146 million, or 17%, compared with last year's first nine months. The Company's operating margin for the first nine months of 1995 was 9.5% compared with 9.2% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 5.2% compared with last year's first nine months.

     Equity in income of affiliated companies of $123 million increased by $32 million, or 35%, compared with last year, mainly because of improved joint venture earnings for Paxon high-density polyethylene, Knorr-Bremse European truck brake systems, Converdyn conversion services and UOP process technology.

     Interest and other financial charges of $130 million increased by $21 million, or 19%, from 1994's first nine months, primarily reflecting higher average interest rates and higher levels of debt.

     The effective tax rate in the first nine months of 1995 was 33.9% compared with 32.0% in 1994. The increase is primarily due to growth in earnings that are subject to the statutory rate, partly offset by lower taxed foreign and export income and a reduction in non-deductible U.S. expenses.

     Engineered materials' net income increased to $299 million from $249 million, an increase of 20% compared with the same period last year. Net income was higher for fibers, performance materials, laminate systems, engineering plastics, environmental catalysts and carbon materials. Income improved in the nine month period due primarily to volume and price increases, partly offset by higher raw materials costs. There was also a substantial increase in net income from the Paxon joint venture. Fluorine products had lower net income. Aerospace's net income improved to $209 million from $176 million, an increase of 19% compared with the same period last year. Earnings increased because of cost synergies realized from the Lycoming acquisition, higher sales of propulsion engines and auxiliary power units and continued strong demand for safety-related commercial avionics systems. However, earnings for government electronic systems were lower on reduced sales. Automotive's net income rose to $172 million from $161 million, an increase of 7% compared with the same nine months of 1994. Net income was higher for North American and European braking systems, turbochargers, truck braking systems, filters and spark plugs and safety restraints. However, losses for ABS increased substantially. The Company continues to benefit from strong AlliedSignal content on better selling vehicles, including sport utility vehicles, minivans, the Ford Taurus and F-150 pickup trucks as well as medium and heavy trucks.

     Net income in the first nine months of 1995 of $642 million, or $2.26 a share, was significantly higher than last year's net income of $554 million, or $1.95 a share, for the reasons discussed above.

     Financial Condition
     -------------------

September 30, 1995 Compared with December 31, 1994
--------------------------------------------------

     On September 30, 1995 the Company had $545 million in cash and cash equivalents, compared with $508 million at year-end 1994. The current ratio at September 30, 1995 was 1.4X, the same as at year-end 1994.

     On September 30, 1995 the Company's long-term debt amounted to $1,377 million, $47 million lower than at year-end 1994. Total debt of $2,140 million on September 30, 1995 was $453 million higher than at year-end, mainly reflecting the issuance of $100 million of 6.75% 5-year notes and an increase in commercial paper borrowings. The Company's total debt as a percent of capital increased from 34.1% at year-end to 35.8% at September 30, 1995.

     During the first nine months of 1995, the Company made capital expenditures of $512 million, compared with $398 million in the corresponding period in 1994. This increase is due to recent acquisitions and capacity expansions mainly in the engineered materials' business. Spending for the 1995 nine month period was as follows: aerospace-$87 million; automotive-$168 million; engineered materials-$209 million, and corporate-$48 million. The Company's total capital expenditures in 1995 are currently projected at about $700 million.

     During the first nine months of 1995, the Company repurchased
4.1 million shares of common stock for $172 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At September 30, 1995, the Company was authorized to repurchase 9.5 million shares of common stock.

     In early October 1995, the Company completed two previously announced acquisitions of businesses in Germany. One business is a nylon plastics and fibers plant and the other a specialty chemicals plant. In early November 1995, the Company also completed the previously announced acquisition of a polyester fibers plant in Virginia.

     On October 27, 1995, the Company announced its intention to exit its high-density polyethylene (HDPE) business, resulting in a gain in the fourth quarter. Paxon Polymer Company, L.P., a partnership of the Company and Exxon Chemical Company, will transfer the HDPE business to Exxon. Concurrently, the Company's Board of Directors approved a plan to revalue the Company's ABS assets to their fair market value as well as to reduce the workforce of the ABS business unit. The fourth quarter net income impact of the $115 million ABS provision is expected to be fully offset by the Paxon gain. The Company also announced plans to eliminate approximately 3,100 salaried and hourly full-time-equivalent positions throughout Automotive, including ABS operations, with more than 70% of the reductions to be completed by year-end.


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

                4    Global Note due August 15, 2000

               15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

               27    Financial Data Schedule

               99    Underwriting Agreement dated as of
                     August 15, 1995 between the Company and Goldman, Sachs & Co., J. P. Morgan Securities Inc. and Salomon Brothers Inc

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AlliedSignal Inc.


November 9, 1995              By: /s/ G. Peter D'Aloia
                                 _____________________________
                                  G. Peter D'Aloia
                                  Vice President and Controller
                                  (on behalf of the Registrant
                                  and as the Registrant's
                                  Principal Accounting Officer)

                      EXHIBIT INDEX

Exhibit Number                         Description

     4                             Global Note due August 15, 2000

    15                             Independent Accountants'
                                   Acknowledgment Letter as to
                                   the incorporation of their
                                   report relating to unaudited
                                   interim financial statements

    27                             Financial Data Schedule

    99                             Underwriting Agreement dated
                                   as of August 15, 1995
                                   between the Company and
                                   Goldman, Sachs & Co., J. P.
                                   Morgan Securities Inc. and
                                   Salomon Brothers Inc