Form 10-K
period 1995-12-31
ALLIEDSIGNAL INC
filed 1996-02-27
CIK 773840

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

                  For the fiscal year ended December 31, 1995
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

                         Commission file number 1-8974

                               ALLIEDSIGNAL INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                   22-2640650
----------------------------------------  --------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

           101 Columbia Road
             P.O. Box 4000
         Morristown, New Jersey                            07962-2497
----------------------------------------  --------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (201)455-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
----------------------------------------  --------------------------------------
Common Stock, par value $1 per share*                New York Stock Exchange
                                                     Chicago  Stock Exchange
                                                     Pacific  Stock Exchange
Money Multiplier Notes due 1996-2000                 New York Stock Exchange
9 7/8% Debentures due June 1, 2002                   New York Stock Exchange
9.20% Debentures due February 15, 2003               New York Stock Exchange
Zero Coupon Serial Bonds due 1997-2009               New York Stock Exchange
9 1/2% Debentures due June 1, 2016                   New York Stock Exchange

------------
* The common stock is also listed for trading on the Amsterdam, Basle, Frankfurt, Geneva, London, Paris and Zurich stock exchanges.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $13.4 billion at December 31, 1995.

There were 282,769,564 shares of Common Stock outstanding at December 31, 1995.

                      Documents Incorporated by Reference
                      -----------------------------------
         Part I and II: Annual Report to Shareowners for the Year Ended December 31, 1995.
        Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 22, 1996.

________________________________________________________________________________
________________________________________________________________________________

                               ALLIEDSIGNAL INC.

                             CROSS REFERENCE SHEET

                                                                                                     Page(s) in
Form 10-K                                  Heading(s) in Annual Report to Shareowners for              Annual
Item No.                                            Year Ended December 31, 1995                       Report
----------------------------------  ------------------------------------------------------------    ------------

 1. Business                        Note 23. Segment Financial Data ............................         37
                                    Note 24. Geographic Areas -- Financial Data ................         38
                                    Management's Discussion and Analysis .......................         19
 3. Legal Proceedings               Note 19. Commitments and Contingencies .....................         35
 5. Market for the Regis-           Note 25. Unaudited Quarterly Financial
    trant's Common Equity           Information ................................................         38
    and Related Stock-              Selected Financial Data ....................................         39
    holder Matters
 6. Selected Financial Data         Selected Financial Data ....................................         39
 7. Management's Discussion and     Management's Discussion and Analysis .......................         19
    Analysis of Financial
    Condition and Results of
    Operations
 8. Financial Statements and        Report of Independent Accountants ..........................         38
    Supplementary Data              Consolidated Statement of Income ...........................         26
                                    Consolidated Statement of Retained Earnings ................         26
                                    Consolidated Balance Sheet .................................         27
                                    Consolidated Statement of Cash Flows .......................         28
                                    Notes to Financial Statements ..............................         29

                                                 Heading(s) in Proxy Statement for                   Page(s) in
                                                   Annual Meeting of Shareowners                       Proxy
                                                     to be held April 22, 1996                       Statement
                                    ------------------------------------------------------------    ------------
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

------------

* To be included in a definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995.

NOTE: AlliedSignal Inc. is sometimes referred to in this Report as the Registrant and as the Company, and AlliedSignal Inc. and its consolidated subsidiaries are sometimes referred to as the Company, as the context may require.

                               TABLE OF CONTENTS

           ITEM                                                                                                  PAGE
           ----                                                                                                  ----
Part I.    1  Business........................................................................................     4
           2  Properties......................................................................................    14
           3  Legal Proceedings...............................................................................    15
           4  Submission of Matters to a Vote of Security Holders.............................................    15
           Executive Officers of the Registrant...............................................................    15

Part II.   5  Market for the Registrant's Common Equity and Related Stockholder Matters.......................    16
           6  Selected Financial Data.........................................................................    17
           7  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    17
           8  Financial Statements and Supplementary Data.....................................................    17
           9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    17

Part III.  10  Directors and Executive Officers of the Registrant.............................................    17(a)
           11  Executive Compensation.........................................................................    17(a)
           12  Security Ownership of Certain Beneficial Owners and Management.................................    17(a)
           13  Certain Relationships and Related Transactions.................................................    18

Part IV.   14  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    18

Signatures....................................................................................................    19

------------

 (a) These items are omitted since the Registrant will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors not later than 120 days after December 31, 1995. Certain other information relating to the Executive Officers of the Registrant appears at pages 15 and 16 of this Report.

                                    PART I.

ITEM 1.   BUSINESS


     AlliedSignal Inc. (with its consolidated subsidiaries sometimes referred to in this Report as the Company) was organized in the State of Delaware in 1985. The Company is the successor to Allied Corporation, which was organized in the State of New York in 1920.

     The  Company's  operations  are conducted  under  three  business segments:
Aerospace, Automotive and Engineered Materials.

     The Company's  products  are  used  by  many  major  industries,  including electronics, motor vehicles, chemicals, textiles, construction, plastics, housing, telecommunications, utilities, packaging, agriculture, military and commercial aviation, and in the space program. The following is a description of the Company's three business segments and their principal products and activities.

AEROSPACE

     The Aerospace segment is among the world's largest manufacturers and suppliers of advanced technology products and services for the military, commercial and general aviation, and space markets.

     Aerospace's principal product lines are organized into four strategic business units: AlliedSignal Engines (Engines), Aerospace Equipment Systems (Equipment Systems), Government Electronic Systems (Electronic Systems) and Commercial Avionics Systems (Avionics Systems).

     The Company serves key military and commercial segments of the aviation, defense and space markets with a broad array of systems, subsystems, components and services. It designs, develops, manufactures, markets and services hundreds of products found on all types of aircraft, from single-piston engine aircraft, executive aircraft and wide-bodied 'jumbos' flown by the world's commercial carriers, to trainers, transports, bombers, fighters and helicopters used by the U.S. and other countries for national defense. The Company's global business consists primarily of original equipment (OE) sales and an extensive aftermarket business, including spare parts, maintenance and repair, and retrofitting. Worldwide customers include the U.S. and foreign governments, all of the major airframe and engine manufacturers, including Boeing, McDonnell Douglas, Lockheed Martin, Airbus Industrie (Airbus), British Aerospace, Cessna, Fairchild, Dassault, Gulfstream, Bombardier, Rockwell International, Pratt & Whitney, General Electric (GE) and Rolls Royce, as well as the world's leading airlines.

     Principal products, manufactured for military aircraft, civil air transport and general aviation markets, include primary propulsion, consisting of turboprop, turbofan, turbojet and turboshaft engines, and auxiliary power gas turbine engines; environmental control systems, consisting of air conditioning, cabin pressure and temperature controls; airborne weather avoidance and collision avoidance radar systems; forward-looking windshear detection systems and wing ice detection systems; aircraft communications -- both voice and data; microwave landing systems; automatic flight control systems; pneumatic control systems; engine and flight instruments; motion sensing and air data systems; navigation and identification equipment, including identification of friend-or-foe systems; flight data recorders; cockpit voice recorders; ground proximity warning systems; electric power generating systems; fuel control systems; aircraft wheels and brakes; brake control systems; test systems; electromechanical and hydraulic systems and components; heat transfer equipment and engine oil cooling systems. Other products include electronic cooling systems and infrared radiation suppressors.

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

     In October 1994 the Company completed the purchase of the Lycoming Turbine Engine Division of Textron Inc. (Lycoming Engine). The acquisition extended the Company's turbine engine product offerings into the 50- to 115-seat regional aircraft market and in helicopters and other commercial and military applications. Lycoming Engine had 1994 sales of $550 million.

     In January 1996, the Company completed the acquisition of Northrop Grumman Corporation's precision products business based in Norwood, Massachusetts. The business, which has annual sales of approximately $39 million, manufactures inertial and sensor products for military and space markets. In addition, the Company sold its military landing gear business to Coltec Industries' Menasco unit.

     The Company is affected by the level of expenditures for defense and space programs and the level of production of commercial and general aviation aircraft. The Company's aerospace products are sold directly to the U.S. and foreign governments, aircraft manufacturers and commercial airlines, and to dealers and distributors of general aviation products.

     Moderate growth in the Company's commercial business for aerospace products is expected, over the long term, to mitigate a reduction in U.S. defense spending. Moreover, aerospace sales are not dependent on any one key defense program or commercial customer. However, contract awards by aircraft manufacturers, some of which are discussed below, can be canceled or reduced if aircraft orders are cut back. The products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. Among those companies that compete with several of the segment's product areas are GE, Honeywell, Rockwell International, Sundstrand, United Technologies and B.F. Goodrich.

     Sales to the U.S. government, acting through its various departments and agencies and through prime contractors, amounted to $1,806 million for 1995 and $1,886 million for 1994, which amounts include sales to the Department of Defense of $1,205 million in 1995 and $1,300 million in 1994. Approximately 54% and 59% of sales to the U.S. government in 1995 and 1994, respectively, were made under fixed-price contracts in which the Company agrees to perform the contract for a fixed price and retains for itself any benefits of cost savings or must bear the burden of cost overruns.

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

     Orders for certain products sold to general and commercial aviation customers mainly consist of relatively short-term and frequently renewed commitments. Government procurement agencies generally issue contracts covering relatively long periods of time. Total backlog for products and services for both government and commercial contracts was $4,523 million at December 31, 1995 and $4,730 million at December 31, 1994 of which U.S. and foreign government orders were $1,871 million and $1,803 million for the respective years. The Company anticipates that approximately $3,010 million of the total 1995 backlog will be filled during 1996.

     The Aerospace segment's international operations consist primarily of exporting U.S. manufactured products, performance of services, operating aircraft repair and overhaul facilities and licensing activities. The principal manufacturing facility outside of the U.S. is in Canada.

     In 1995, as in the prior year, world defense spending continued to decline. However, most major U.S. and international airlines operated in an improving economic environment. The modest turnaround that began in the second half of 1993, continued in 1994 and strengthened significantly in 1995. The regional airlines experienced strong growth while the high-end corporate aviation market showed moderate growth.

     Aerospace received a number of significant contracts during 1995.

     The Company's flight safety systems were chosen by several major airlines. Singapore Airlines selected the Company's flight safety and data management avionics for its 67 Boeing 747-400 and Airbus A340-300E aircraft in a contract with a potential sales value of more than $20 million. Scandinavian Airlines and Continental Airlines became the first two customers for the Company's
Electro-Thermal Ice Protection System on their MD-80 aircraft. Southwest Airlines selected Avionics Systems to supply a complete package of avionics, including forward-looking windshear detection systems, and Equipment Systems to provide maintenance for wheels and brakes in contracts with a combined potential sales value of $175 million.

     Engine's new TFE731-40 turbofan engine was chosen by Dassault for its new Falcon 50EX business jet. Engines was also selected to provide TPE331-14-GR/HR turboprop engines for 69 Jetstream 41 aircraft ordered by Trans States Airlines Inc. and SA Airlink of South Africa; the contract, including spares and service, has a potential sales value of $220 million. Engines was chosen to supply TFE731-5BR turbofan engines for the new Raytheon Hawker 800XP aircraft in a contract with a potential sales value of $300 million. Engines and Avionics Systems received a contract with a potential sales value of $240 million for the LF-507 engines and avionics for the Avro RJ-85 aircraft chosen by Sabena Airlines and Swissair. Equipment Systems was selected by GE Aircraft Engines to supply the start system for the CF34-8C.

     In military markets, Electronic Systems won several key awards. Northrop Grumman selected Electronic Systems to be the sole supplier of the navigation system for the U.S. Army's brilliant anti-armor submunition program; the contract has a potential sales value of $200 million. McDonnell Douglas Helicopter Systems selected the Company to provide multipurpose displays for its AH-64D Longbow Apache advanced attack helicopter in a contract with a sales potential in excess of $300 million. Equipment Systems will provide the turbine cooling valve for Pratt & Whitney's F119 engine, currently under development to power the twin-engine F-22 Advanced Tactical Fighter; the award has a potential sales value of more than $12 million. Equipment Systems also was awarded a contract having a potential sales value of $20 million by the U.S. Navy (USN) to provide F-18 wheel and brake spare parts and contracts for various valve systems on the Seawolf and New Attack submarines. Raytheon Aircraft selected Avionics Systems to supply avionics for the new U.S. Air Force (USAF)/USN Joint Primary Aircraft Training System aircraft. The USN/Marine Corps selected Avionics Systems' new flat-panel, color liquid crystal displays to replace up to 700 mechanical horizontal situation indicators in its H46 helicopters.

     In the general aviation market, the Company received several significant contracts. Engine's new RE100 Auxiliary Power Unit (APU) was selected by Learjet as the standard option for its new Lear 45 business jet. Equipment Systems received a contract to supply the air conditioning system for Cessna's new Citation Excel turbofan aircraft. Avionics Systems was selected by Cessna to be the exclusive supplier of avionics for the rebirth of the single-piston-engine aircraft.

     A number of airlines selected Equipment Systems for their wheels and brakes for new aircraft, including: Japan Air System for wheels and brakes for its new fleet of Boeing 777 aircraft in a contract with potential sales valued at $54 million; Egyptair for wheels and carbon brakes for the airline's new Airbus A340s and Boeing 777s; and Shandong Airlines for wheels and brakes for its new Boeing 737 aircraft. The Company was also chosen by McDonnell Douglas to assemble and deliver an integrated landing system, including wheels and brakes, for its new MD-95 twin-jet aircraft.

     In the helicopter market, McDonnell Douglas chose the Company's Bendix/King and Global Wulfsberg avionics for its new Explorer helicopter in a contract with a sales potential of $50 million. Light Helicopter Turbine Engine Company, a partnership with the Allison Engine Company, signed a contract with Hindustan Aeronautics Ltd. to provide CTS800 commercial turboshaft engines for a new advanced light helicopter. Projections of 300 helicopters could result in more than $150 million in engine sales.

     AlliedSignal Technical Services Corp. (ATSC) received a contract with a $200 million sales potential from the USAF to provide maintenance, engineering services and modifications to the Air Force Satellite Control Network.

     Equipment Systems received a contract from Bombardier Aerospace-North America to provide the integrated electrical power system for the new
deHavilland Dash 8 Series 400 regional aircraft. McDonnell Douglas selected Avionics Systems to supply liquid crystal displays as part of a field upgrade program to retrofit the electro-mechanical flight instruments on the DC-8, DC-9, DC-10 and MD-80 aircraft.

     The Company was also awarded a number of significant contracts in 1994.

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

     The Company has received contracts for the MD-95. Equipment Systems will supply the environmental control systems and Avionics Systems will provide the communications and navigational systems on a supplier-furnished-equipment basis. The combined sales potential of the two contracts is more than $500 million.

     Aero Vodochody of Czechoslovakia selected International Turbine Engines Corp., a joint venture between Engines and the Aero Industry Development Center of the Republic of China (Taiwan), to supply F124-GA-100 engines for its L-159 light attack/advanced trainer aircraft. The sales potential of the contract is $290 million. Aero Vodochody also chose a Rockwell-AlliedSignal team to supply the avionics suite for its L-159 program; Electronic Systems is responsible for supplying and integrating selected avionics subsystems. Lockheed Martin Aircraft Services awarded a contract to Electronic Systems to upgrade the integrated cockpit displays and mission avionics in A-4M SkyHawk tactical fighters sold by the U.S. government to the Republic of Argentina's Air Force.

     Engines received an order to supply the Garrett Turbine Compressor Power 180C engine for up to 750 ground carts for the USAF for the San Antonio Air Logistics Center's Large Aircraft Start System. The contract has a sales potential of $75 million.

     Electronic Systems received a contract with a sales potential of $200 million to produce an inertial measurement unit for Northrop Grumman's Brilliant Anti-Tank Weapon.

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

     The Company was also awarded new contracts in general aviation in 1994. Avionics Systems successfully penetrated the safety avionics market by winning a contract from Gulfstream to provide a safety avionics suite for the Gulfstream GV aircraft. The award included a traffic alert and collision avoidance system (TCAS II), ground proximity warning systems and maintenance data acquisition units. Israeli Aircraft Industries selected the Company for three contracts with a combined sales potential exceeding $30 million. The TFE731-40 engine, a turbofan from the Company's generation of TFE731 engines, was selected as the propulsion system for the Astra SPX aircraft and the Company's APUs and environmental control systems were selected for the Galaxy business jet. Dassault Aviation selected Engines to supply the most powerful of its new family of turbofan engines, the TFE731-60, for Dassault's new Falcon 900EX. Engines received a contract for 69 TPE331-14 turboprop engines from Jetstream with a sales potential of $220 million. Canadair selected Engines to supply APUs and air turbine start systems for its fleet of Global Express aircraft with a combined sales potential of $50 million.

     NASA awarded ATSC the test, evaluation and maintenance contract for its White Sands Test Facility in New Mexico. The initial three-year contract, plus a two-year option, has a sales potential of $163 million. In an award that secured a strong position for future potential space station work, Equipment Systems received a contract from NASA's Lewis Research Center to develop the first space flight demonstration of a solar dynamic electric power generation system with a sales potential of $15 million. Aerospace was part of four industry teams that will share in $98 million in technology reinvestment project grants from the U.S. government's Advanced Research Projects Agency. Among the projects is a $42 million award for the development of a radar system to be used in an Autonomous Landing Guidance System and a $43 million award to develop Fly-by-Light Advanced Systems Hardware. ATSC is developing and installing the ground system for Taiwan's new satellite program under a contract with a sales potential, including options, of $32 million.

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

     For manufacturers of passenger cars and light trucks, the Company provides disc and drum brakes, power brake boosters and master cylinders, brake valves, wheel end products, friction materials, spark plugs, turbochargers and occupant protection systems (seat belts, air bags and related components).

     The Company's primary product offerings for the manufacturers of medium and heavy trucks and off-road vehicles primarily include air and hydraulic brake actuation components, air and hydraulic drum and disc brakes, anti-lock braking systems (ABS), compressors, air dryers, friction materials, turbochargers and charge-air intercoolers.

     The aftermarket business includes replacement parts for most of the above items as well as air, oil and fuel filters, wire and cable products, and brake sealants and fluids.

     Automotive operations are located in the U.S., Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, Poland, Portugal, South Korea, Spain, Turkey and the United Kingdom. Distribution and marketing are conducted in these and numerous other countries as well. Internationally, products are marketed under the Bendix, Fram, Autolite, Garrett and Jurid trademarks.

     Worldwide passenger car and truck OE sales accounted for approximately 74% in both 1995 and 1994 of the net sales of the Automotive segment with aftermarket sales accounting for the balance. In 1995 and 1994 Automotive operations outside the U.S. accounted for $2,499 and $2,217 million, or 45% in both years, of worldwide sales.

     In 1995 and 1994 sales of automotive OE systems and components were made to approximately 30 customers of which the Company's five largest automotive manufacturing customers accounted for approximately 52% and 56%, respectively, of such sales. Total worldwide sales (for OE and aftermarket use) for 1995 and 1994 to the Company's five largest automotive manufacturing customers amounted to $2,138 and $2,063 million, including sales to Ford Motor Company (Ford), the segment's largest customer, of $887 and $782 million for the respective years.

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

     In 1994 the Company established two joint ventures in Europe, one with Sogefi S.p.A. and the other with Gilardini, a subsidiary of Fiat, and Sequa. The joint venture with Sogefi S.p.A., a European manufacturer and distributor of automotive filters and other automotive products, has enabled both partners to penetrate new markets through a joint distribution network and to reduce costs through consolidation of both warehouses and distribution centers. The joint venture with Gilardini and Sequa -- BAG, S.p.A. -- which began operations in the third quarter of 1995, manufactures and supplies hybrid inflators for driver- and passenger-side air bag modules that are assembled by the Company's new plant in Italy. Hybrid inflators provide a cost-efficient method of inflating air bags, using compressed argon gas and a proprietary environmentally-friendly solid generant from the Atlantic Research Corporation, which is used to heat the gas. These operations provide the Company with an entry into the European air bag market. In January 1995 the Company and Jidosha Kiki Co. of Japan formed a joint venture to supply brake boosters for vehicles built in Europe by Japanese manufacturers. The venture is based in Pamplona, Spain.

     In late December 1994 the Company acquired Ford's spark plug manufacturing plant in Treforest, South Wales. The acquisition enhanced the Company's relationship with Ford as its sole supplier of spark plugs in both North America and Europe and provides a manufacturing base in Europe for growth in the aftermarket spark plug business.

     In April 1995 the Company acquired the Budd Company's Wheel and Brake Division, whose products include: rotors, hubs, drums and related assemblies for passenger cars and light trucks; steel disk wheels for heavy trucks; and demountable rims and hub and drum assemblies for medium- and heavy-duty trucks. The Wheel and Brake Division had 1994 sales of over $300 million.

     In June 1995 the Company acquired Fiat Auto Poland S.A. (Fiat)'s braking business in Poland, whose products include disc and drum brakes, master cylinders and brake boosters; and became the exclusive supplier of braking systems to Fiat in Poland. The manufacturing facility of the business is located in Twargodora, Poland. Annual sales approximate $30 million.

     In 1995 the Company purchased Transturk Holding's 68% interest in Transturk Fren Donanim Industriesi AS, a leading Turkish manufacturer of braking systems. The acquisition brings the Company's investment in the company to 80%. Annual sales approximate $27 million.

     Construction of a new turbocharger plant in Shanghai, China was completed and production began in September 1995. This facility enables the Company to serve the rapidly growing diesel engine market in China and provide turbochargers to international markets as opportunities develop.

     Automotive, as previously announced, has decided to exit the light-vehicle ABS business and is conducting discussions concerning the future of its light-vehicle braking business. Exiting the ABS business could hinder the Company's ability to remain a first tier supplier of complete braking systems. The Company expects that neither exiting the ABS business nor the absence of an agreement regarding the light-vehicle braking business would have a material impact on the Company's results of operations or financial position in 1996. The ABS actions do not affect the heavy-truck ABS business, in which the Company's joint venture with Knorr-Bremse has a significant market position.

     In addition, a reduction in the Automotive workforce was announced and substantially completed in the fourth quarter of 1995. The reduction eliminates approximately 3,100 full-time-equivalent positions. The workforce reduction is expected to be completed by the end of 1996.

ENGINEERED MATERIALS

     The Engineered  Materials  segment is  composed  of four  major  divisions:
Polymers, Fluorine Products, Specialty Chemicals and Electronic Materials. The Specialty Chemicals and Electronic Materials divisions were formed in February 1996 by realigning some of Engineered Materials' businesses in order to increase the focus on the rapidly growing global markets these divisions serve.

     Polymers.  The  Polymers  division  consists  of  the  Fibers  and Plastics
businesses  which  were  combined  in  1995  to  enhance  the  units'   vertical
integration and ensure optimization throughout the nylon system.

     The Company's Fibers business is a leading producer of type 6 nylon and the third largest producer of nylon in the U.S. The Company is also the largest domestic producer of caprolactam, the primary intermediate for type 6 nylon, from which it produces fine and heavy denier nylon yarns and molding compounds and film. These yarns are sold under the trademarks Anso'r', Anso X'r', Anso IV'r', Anso V'r', Worry-Free'r', CrushResisterTM and Caprolan'r'. In addition, the Company produces heavy denier polyester yarns. The Company primarily sells yarns to the carpet, textile, motor vehicle and industrial markets.

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

     In the motor vehicle and industrial markets, the Company's primary products are nylon and polyester yarns for use in tire cord, seat belts, hoses, tarpaulins and outdoor furniture. In 1995 the Company announced plans to increase capacity at its industrial polyester yarn facility in Longlaville, France at a cost of approximately $45 million. In November 1995 the Company acquired Bridgestone/Firestone's 50 million-pound industrial polyester fiber plant in Hopewell, Virginia. With anticipated modernization, the Company believes that the Hopewell plant will have annual sales of approximately $100 million. The Company believes that polyester yarn will become the primary reinforcement for passenger car radial tires in the world in the late 1990s and is exploring development opportunities in the Asia/Pacific region.

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

     In October 1995 the Company acquired the nylon plastics and industrial fibers manufacturing facilities in Rudolstadt, Germany, from the German state of Thuringia. The Company plans to invest about $100 million during the next three years to expand and upgrade the facility.

     Fluorine Products. The Fluorine Products business consists of Hydrofluoric Acid (HF), Fluorocarbons, Nuclear Services, Sulfur Hexafluoride (SF6) and Sterilant Gases.

     The Company is the world's largest producer of HF and an industry leader in the production and sale of products derived from HF, including fluorocarbons, SF6 and uranium hexafluoride (UF6).

     Genetron'r' fluorocarbons are sold mainly as refrigerants to OE and replacement manufacturers of air conditioning and refrigeration equipment and as foam blowing agents to rigid foam producers. Genesolv'r' fluorocarbons are sold as solvents in precision cleaning applications such as electronics, optics and aerospace applications. The Montreal Protocol (Protocol), which has been signed by the United States, regulates worldwide chlorofluorocarbons (CFC) production and consumption. With few exceptions, the Protocol required 100% elimination of fully halogenated CFC production by industrialized countries as of December 31, 1995. The amended U.S. Clean Air Act also regulates CFCs and similarly required that most U.S. production of CFCs be phased out by the end of 1995.

CFCs produced in the U.S. are also subject to the Ozone Depleting Chemical Tax of the Revenue Reconciliation Act of 1989. In accordance with applicable law, the Company's Genetron'r' and Genesolv'r' products include CFCs.

     The Company is continuing its efforts to develop environmentally-friendly fluorocarbon products as it replaces the current CFC product line. An existing commercial plant in El Segundo, California was converted in 1991 to manufacture hydrochlorofluorocarbon (HCFC)-141b, a key substitute for CFC-11, a blowing agent in urethane foams, and as a replacement for CFC-113 in critical solvent applications. By 1994 the Company more than tripled the plant's capacity to 60 million pounds per year. The Company has commercialized key CFC substitute products in various applications, including automotive air conditioning and residential, commercial and industrial refrigeration. In this connection, the Company began manufacturing environmentally-friendly alternatives to CFCs at a new $70 million multi-product commercial facility in Geismar, Louisiana targeted primarily at the substitute products HCFC-123, HCFC-124, hydrofluorocarbon
(HFC)-125 and HFC-134a. The Company is continuing its research and development efforts in view of the changing regulatory environment in which it operates. The Company cannot predict the impact of possible future regulatory issues.

     The Company acquired the CFC business of Akzo NV, with facilities in the Netherlands, in April 1994. This acquisition has provided the Company with access to new markets for its fluorocarbon products.

     The Company's Nuclear Services business processes uranium ore concentrates into UF6 which is an essential intermediate in the production of fuel elements for nuclear power reactors for domestic and foreign customers. A Company subsidiary is in partnership with a General Atomics' affiliate to market UF6 conversion services supplied by the Company's Metropolis, Illinois manufacturing facility. The partnership, ConverDyn, competes for the open world market with four foreign processors that are either government owned or controlled.

     The Company is one of two domestic producers of SF6, a gas primarily used by utilities because of its electrical insulatory properties in circuit breakers, switches, transmission lines and electronic minisubstations.

     The Company also produces sterilant gases which primarily consist of blends of ethylene oxide and fluorocarbons that are sold to hospitals, medical device manufacturers and contract sterilizers. The Company holds the patents for selected sterilant gas blends using environmentally-friendly fluorocarbons.

     Specialty  Chemicals. Businesses  included are  Riedel-de Haen, Performance
Chemicals,  A-C'r'  Performance  Additives,   the  UOP  joint  venture,   Carbon
Materials, the Environmental Catalysts joint venture and Specialty Films.

     In  October  1995  the Company  purchased  Hoechst AG's  95.8%  interest in
Riedel-de Haen AG, a specialty chemicals manufacturer located in Seelze, Germany. Riedel-de Haen manufactures products for the pharmaceutical and electronics industries, as well as coatings, photo dyes and specialty pigments markets. Annual sales approximate $250 million.

     The Performance Chemicals business is a leading supplier of specialty oxime chemicals for use in the agricultural, coatings, photographic, pharmaceutical, adhesives and sealants, and mining industries. The Company has some cost benefits from its captive source of hydroxylamine sulfate.

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

     Major products in the Specialty Films business include cast nylon (Capran'r'), biaxially oriented nylon film (Biax'r') and fluoropolymer film (Aclar'r'). Specialty film markets include food, pharmaceutical, and other packaging and industrial applications. The Company plans to begin manufacturing SpectraVueTM, a line of thin plastic films that significantly improves the image quality of Liquid Crystal Displays, during 1996. The Company will manufacture SpectraVueTM components from a new $25 million facility in Elizabeth, New Jersey.

     Electronic Materials. Businesses included are Laminate Systems, Advanced Microelectronic Materials and Amorphous Metals.

     Laminate Systems manufactures circuit board laminates for the electronic and electrical industries. The Company's product line includes copper clad and unclad laminates used in computer, telecommunication, instrumentation and military applications. Approximately 55% of sales are to the international market, primarily in southeast Asia and throughout Europe. The industry is highly price competitive. The Company, in partnership with Mitsui Mining and Smelting Company, is backward integrated in electro deposited copper foil. This unit also manufactures electrical grade glass yarns in partnership with Nittobo Corporation of Japan.

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

     In December 1995 the Company exited its high-density polyethylene (HDPE) business. Paxon Polymer Company, L.P., a partnership of the Company and Exxon Chemical Company, transferred the HDPE business to Exxon.

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

SEGMENT FINANCIAL DATA

     Note 23 (Segment Financial Data) of Notes to Financial Statements in the Company's 1995 Annual Report to shareowners is incorporated herein by reference.

DOMESTIC AND FOREIGN FINANCIAL DATA

     Note 24 (Geographic Areas -- Financial Data) of Notes to Financial Statements in the Company's 1995 Annual Report to shareowners is incorporated herein by reference.

FOREIGN ACTIVITIES

     The Company's foreign businesses are subject to the usual risks attendant upon investments in foreign countries, including nationalization, expropriation, limitations on repatriation of funds, restrictive action by local governments and changes in foreign currency exchange rates.

     The Company's principal foreign manufacturing operations are in Australia, Brazil, Canada, France, Germany, Ireland, Italy, Japan, Mexico, Poland, Portugal, South Korea, Spain, Singapore, Taiwan, the Netherlands and the United Kingdom. The Company maintains sales and business offices in these and various other countries, including Austria, Belgium, China, Denmark, Finland, Hong Kong, India, New Zealand, Norway, Sweden and Turkey as well as warehousing, distribution and aircraft repair and overhaul facilities to support foreign operations and export sales. Further information about foreign activities is discussed in the segment narratives.

RAW MATERIALS

     Among the principal raw materials used by the Company, in addition to those previously discussed for the Engineered Materials segment, are electronic, optical and mechanical component parts and assemblies, electronic and electromechanical devices, metallic products, castings, forgings, steel and bar stock, copper, aluminum, platinum and titanium. The Company believes that sources of supply for raw materials and components are generally adequate.

PATENTS AND TRADEMARKS

     The Company owns approximately 14,000 patents or pending patent applications and is licensed under other patents covering certain of its products and processes. It believes that, in the aggregate, the rights under such patents and licenses are generally important to its operations, but does not consider that any patent or license or group of them related to a specific process or product is of material importance in relation to the Company's total business.

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

     Research and development expense totaled $353, $318 and $313 million in 1995, 1994 and 1993, respectively. Customer-sponsored (principally the U.S. government) research and development activities amounted to an additional $536, $486 and $514 million in 1995, 1994 and 1993, respectively.

     The Company has approximately 48 research facilities which provide direct support to the operating segments.

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

     Capital expenditures for environmental control facilities at existing operations were $44 million in 1995. The Company estimates that during each of the years 1996 and 1997 such capital expenditures will be in the $40 to $45 million range. In addition to capital expenditures, the Company has incurred and will continue to incur operating costs in connection with such facilities.

     Reference is made to Management's Discussion and Analysis at page 21 of the Company's 1995 Annual Report to shareowners, incorporated herein by reference, for further information regarding environmental matters.

EMPLOYEES

     The Company had an aggregate of 88,500 salaried and hourly employees at December 31, 1995. Of the approximately 33,000 unionized employees, 19,000 are employed in the Company's U.S. and Canadian plants and other facilities. Unionized employees are represented by local unions that are either independent or affiliated with the United Auto Workers, the International Association of Machinists, the United Steelworkers of America, the Oil, Chemical and Atomic Workers International Union, the International Brotherhood of Teamsters and many other international unions. Relations between the Company and its employees and their various representatives have been generally satisfactory, although the Company has experienced work stoppages from time to time. Approximately 39% of the Company's U.S. and Canadian unionized employees are covered by labor contracts scheduled to expire in 1996. Major labor negotiations will include locations in all of the segments.

ITEM 2.   PROPERTIES

     The Company has 372 locations consisting of plants, research laboratories, sales offices and other facilities. The plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. The properties are generally maintained in good operating condition. Utilization of these plants may vary with government spending and other business conditions; however, no major operating facility is significantly idle. The facilities, together with planned expansions, are expected to meet the Company's needs for the foreseeable future. The Company owns or leases warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. It also leases space for administrative and sales staffs. The Company's headquarters and administrative complex are located at Morris Township, New Jersey.

     The principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                   AEROSPACE

Phoenix, AZ (4 plants, 3 fully leased, 1 partially leased)
Tempe, AZ
Tucson, AZ (partially leased)
Torrance, CA (partially leased)
Stratford, CT (owned by the U.S. Government and managed by the Company) Fort Lauderdale, FL
South Bend, IN
Lawrence, KS
Olathe, KS
Columbia, MD
Towson, MD
Teterboro, NJ
Rocky Mount, NC
Rexdale, Ont., Canada (partially leased)
Raunheim, Germany

                                   AUTOMOTIVE

Greenville, AL
Torrance, CA
St. Joseph, MI
Fostoria, OH
Greenville, OH
Sumter, SC
Jackson, TN
Maryville, TN
Campinas, Brazil
Angers, France
Conde, France
Moulins, France
Thaon-Les-Vosges, France
Crema, Italy
Glinde, Germany
Skelmersdale, United Kingdom

                              ENGINEERED MATERIALS

Metropolis, IL
Baton Rouge, LA
Geismar, LA
Moncure, NC
Philadelphia, PA
Pottsville, PA
Columbia, SC
Chesterfield, VA
Hopewell, VA
Longlaville, France
Seelze, Germany

ITEM 3.   LEGAL PROCEEDINGS

     The first and second paragraphs of Note 19 (Commitments and Contingencies) of Notes to Financial Statements at page 35 of the Company's 1995 Annual Report to shareowners are incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, listed as follows, are elected annually in April. There are no family relationships among them.

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------
Lawrence A. Bossidy (a), 60      Chairman of the  Board since January  1992. Chief Executive  Officer of  the
                                   Company  since  July  1991. Vice  Chairman  and Executive  Officer  of the
              1991                 General Electric Company (diversified industrial corporation) from 1984 to
                                   June 1991.
John W. Barter, 49               Executive  Vice  President  and  President,  AlliedSignal  Automotive  since
                                   October  1994. Senior Vice President and Chief Financial Officer from July
              1985                 1988 to September 1994.
Daniel P. Burnham, 49            Executive Vice President and President, AlliedSignal Aerospace since January
                                   1992. Executive Vice President and President-Elect, AlliedSignal Aerospace
              1991                 Company from July 1991 to December 1991. President, AiResearch Group  from
                                   March 1990 to June 1991.
Frederic M. Poses, 53            Executive  Vice President  and President,  AlliedSignal Engineered Materials
                                   since April 1988.
              1988
Isaac R. Barpal, 56              Senior Vice President and Chief  Technology Officer since August 1993.  Vice
                                   President  -- Science  & Technology  of Westinghouse  Electric Corporation
              1993                 (electric equipment manufacturer) from June 1987 to July 1993.
Peter M. Kreindler, 50           Senior Vice President,  General Counsel and  Secretary since December  1994.
                                   Senior  Vice President  and General  Counsel from  March 1992  to November
              1992                 1994. Senior Vice President and General Counsel-Elect from January 1992 to
                                   February 1992. Partner, Arnold  & Porter (law firm)  from January 1990  to
                                   December 1991.
Donald J. Redlinger, 51          Senior  Vice President -- Human  Resources and Communications since February
                                   1995. Senior  Vice  President --  Human  Resources from  January  1991  to
              1991                 January 1995.
Paul R. Schindler, 54            Senior  Vice  President  --  International since  August  1993.  Chairman of
                                   Imperial Chemical  Industries  Asia/Pacific (chemical  manufacturer)  from
              1993                 April  1991 to July  1993. Chairman of  Imperial Chemical Industries China
                                   from July 1989 to March 1991.
James E. Sierk, 57               Senior Vice President -- Quality and Productivity since January 1991.
              1991

------------
 (a) Also a director.

                                                  (table continued on next page)

(table continued from previous page)

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------
Richard F. Wallman, 44           Senior Vice President  and Chief  Financial Officer since  March 1995.  Vice
                                   President  and Controller  of International Business  Machines Corp. (IBM)
              1995                 (manufacturer of information-handling systems) from April 1994 to February
                                   1995. General Assistant Controller of IBM from October 1993 to March 1994.
                                   Assistant  Controller  --  Sales  &  Marketing  of  Chrysler   Corporation
                                   (automobile manufacturer) from April 1989 to September 1993.
Kenneth W. Cole, 48              Vice President -- Government Relations since January 1989.
              1989
G. Peter D'Aloia, 51             Vice  President  and  Controller  since February  1994.  Vice  President and
                                   Treasurer from August 1988 to January 1994.
              1985
Catherine M. de Lacy, 38         Vice President,  Health,  Safety and  Environmental  since July  1995.  Vice
                                   President  --  Health, Safety  and  Environmental of  Occidental Petroleum
              1995                 Corporation (oil and gas explorer, developer, producer and marketer)  from
                                   April  1993 to  June 1995. Director  -- Environmental  Affairs & Technical
                                   Support of Occidental Petroleum Corporation from May 1990 to March 1993.
Nancy A. Garvey, 46              Vice   President   and   Treasurer   since   February   1994.   Staff   Vice
                                   President -- Investor Relations from November 1989 to January 1994.
              1994
Larry E. Kittelberger, 47        Vice  President and Chief  Information Officer since  August 1995 (Executive
                                   Officer since February  1996). Corporate Chairman  -- Information  Officer
              1996                 Leadership Committee of Tenneco Inc. (diversified industrial concern) from
                                   June 1989 to July 1995.
Frederick H. McClintock, 59      Vice   President  --   Materials  Management   since  February   1996.  Vice
                                   President -- Materials Management  AlliedSignal Aerospace from March  1992
              1996                 to January 1996. Owner and operator of Global Supply Institute (consulting business) from June 1990 to February 1992.
Richard P. Schroeder, 44         Vice  President -- Manufacturing since June 1994. Vice President of Quality,
                                   Operations and Supply Management at Asea Brown Boveri Inc.  (international
              1994                 electrical  engineering company)  -- Industrial  Group and  North American operations from  August  1991 to  May  1994. Vice  President  and  General
                                   Manager  Customer Service, Corporate Quality, and Government Compliance of
                                   Codex (communications for both voice  and data communications systems),  a unit of Motorola, Inc., from November 1986 to July 1991.

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market and dividend information for the Registrant's common stock is contained in Note 25 (Unaudited Quarterly Financial Information) of Notes to Financial Statements at page 38 of the Company's 1995 Annual Report to shareowners, and such information is incorporated herein by reference.

     The number of record holders of the Registrant's common stock is contained in the statement 'Selected Financial Data' at page 39 of the Company's 1995 Annual Report to shareowners, and such information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information included under the captions 'For the Year' and 'At Year-End' in the statement 'Selected Financial Data' at page 39 of the Company's 1995 Annual Report to shareowners is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     'Management's Discussion and Analysis' on pages 19 through 25 of the Company's 1995 Annual Report to shareowners is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 1, 1996 appearing on pages 26 through 38 of the Company's 1995 Annual Report to shareowners, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6 and 7, the 1995 Annual Report to shareowners is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Registrant, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1995, and such information is incorporated herein by reference. Certain other information relating to Executive Officers of the Registrant appears at pages 15 and 16 of this Form 10-K Annual Report.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 Not Applicable

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      PAGE IN
                                                                                                  ANNUAL REPORT TO
                                                                                                    SHAREOWNERS
                                                                                                  ----------------
(a)(1.) Index to Consolidated Financial Statements:
          Incorporated by reference to the 1995 Annual Report to shareowners:
          Report of Independent Accountants....................................................          38
          Consolidated  Statement of  Income for  the years ended  December 31,  1995, 1994 and
           1993................................................................................          26
          Consolidated Statement of Retained  Earnings for the years  ended December 31,  1995,
           1994 and 1993.......................................................................          26
          Consolidated Balance Sheet at December 31, 1995 and 1994.............................          27
          Consolidated  Statement of Cash Flows for the years ended December 31, 1995, 1994 and
           1993................................................................................          28
          Notes to Financial Statements........................................................          29

(a)(2.) Consolidated Financial Statement Schedules

     The two financial statement schedules applicable to the Company have been omitted because of the absence of the conditions under which they are required.

(a)(3.) Exhibits

     See the Exhibit Index to this Form 10-K Annual Report. The following exhibits listed on the Exhibit Index are filed with this Form 10-K Annual
Report:

EXHIBIT NO.                                          DESCRIPTION
-----------   -----------------------------------------------------------------------------------------
   13         Pages  19  through  39  (except  for the  data  included  under  the  captions 'Financial
                Statistics' on page 39) of the Company's 1995 Annual Report to shareowners
   21         Subsidiaries of the Registrant
   23         Consent of Independent Accountants
   24         Powers of Attorney
   27         Financial Data Schedule

     The exhibits identified in the Exhibit Index with an asterisk(*) are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AlliedSignal Inc.

February 27, 1996                          By:     /s/ G. PETER  D'ALOIA
                                              ----------------------------------
                                                      G. Peter D'Aloia
                                                Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                         NAME                                                           NAME
                         ----                                                           ----
                            *                                                            *
------------------------------------------------------        ------------------------------------------------------
                   Lawrence A. Bossidy                                            Russell E. Palmer
       Chairman of the Board and Chief Executive                                      Director
                   Officer and Director

                            *                                                            *
------------------------------------------------------        ------------------------------------------------------
                     Hans W. Becherer                                            Ivan G. Seidenberg
                         Director                                                     Director

                            *                                                            *
------------------------------------------------------        ------------------------------------------------------
                   Eugene E. Covert                                               Andrew C. Sigler
                       Director                                                       Director

                            *                                                            *
------------------------------------------------------        ------------------------------------------------------
                      Ann M. Fudge                                                John R. Stafford
                        Director                                                      Director

                            *                                                            *
------------------------------------------------------        ------------------------------------------------------
                     Paul X. Kelley                                              Thomas P. Stafford
                        Director                                                      Director

                            *                                                            *
------------------------------------------------------        ------------------------------------------------------
                   Robert P. Luciano                                             Robert C. Winters
                        Director                                                      Director

                            *
------------------------------------------------------
                    Robert B. Palmer
                         Director


               /s/ RICHARD F. WALLMAN                                          /s/ G. PETER D'ALOIA
------------------------------------------------------        ------------------------------------------------------
                  Richard F. Wallman                                               G. Peter D'Aloia
              Senior Vice President and                                     Vice President and Controller
                 Chief Financial Officer                                       (Chief Accounting Officer)


*By:           /s/ RICHARD F. WALLMAN
------------------------------------------------------
                (Richard F. Wallman
                 Attorney-in-fact)








February 27, 1996

                STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as 'r'
The trademark symbol shall be expressed as 'tm'
The subscript numerics in chemistry notation shall be expressed as baseline numerics, e.g., sulfur hexafluoride would be expressed SF6.

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
   3(i)       Restated  Certificate  of  Incorporation  of  the  Company  (incorporated  by reference to Exhibit 99.1 to the Company's  Form 10-Q for the quarter ended
                March 31, 1993)
   3(ii)      By-laws of the Company, as amended (incorporated by reference to Exhibit 99.2 to the Company's Form 10-Q for the quarter ended March 31, 1993)
   4          The Company is a party to several  long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total  assets of the Company  and its  subsidiaries  on a  consolidated basis.  Pursuant to paragraph  4(iii)(A) of Item 601(b) of Regulation  S-K, the Company agrees to furnish a copy of such  instruments to the Securities and Exchange Commission upon request.
   9          Omitted (Inapplicable)
  10.1        Master  Support  Agreement,  dated as of  February  26,  1986 as amended  and restated as of January 27, 1987, as further  amended as of July 1, 1987 and as again  amended and  restated  as of  December 7, 1988,  by and among the
                Company,   Wheelabrator   Technologies   Inc.,   certain   subsidiaries  of
                Wheelabrator  Technologies  Inc.,  The Henley Group,  Inc. and Henley Newco
                Inc.  (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1988)
  10.2*       Deferred  Compensation Plan for Non-Employee  Directors of AlliedSignal Inc.,
                as amended (incorporated by reference to Exhibit 10.2 to the Company's Form
                10-K for the year ended December 31, 1993)
  10.3*       Retirement Plan for Non-Employee  Directors of AlliedSignal  Inc., as amended
                (incorporated  by reference to Exhibit 19.2 to the Company's  Form 10-Q for the quarter ended June 30, 1990)
  10.4*       Stock Plan for  Non-Employee  Directors  of  AlliedSignal  Inc.,  as  amended
                (incorporated  by reference to Exhibit C to the Company's Proxy  Statement, dated  March 10,  1994,  filed  pursuant  to Rule  14a-6 of the  Securities
                Exchange Act of 1934)
  10.5*       1985 Stock Plan for Employees of Allied-Signal Inc. and its Subsidiaries,  as
                amended  (incorporated  by reference to Exhibit 19.3 to the Company's  Form
                10-Q for the quarter ended September 30, 1991)
  10.6*       AlliedSignal Inc.  Incentive  Compensation Plan for Executive  Employees,  as
                amended  (incorporated  by  reference to Exhibit B to the  Company's  Proxy
                Statement,  dated  March 10,  1994,  filed  pursuant  to Rule  14a-6 of the
                Securities Exchange Act of 1934)
  10.7*       Supplemental  Non-Qualified  Savings Plan for Highly Compensated Employees of
                AlliedSignal  Inc.  and  its  Subsidiaries,  as  amended  (incorporated  by reference to Exhibit 10.1 to the Company's  Form 10-Q for the quarter ended
                March 31, 1995)
  10.8*       1982 Stock Option Plan for Executive  Employees of Allied Corporation and its
                Subsidiaries,  as amended (incorporated by reference to Exhibit 19.4 to the
                Company's Form 10-Q for the quarter ended September 30, 1991)
  10.9*       AlliedSignal  Inc.   Severance  Plan  for  Senior   Executives,   as  amended
                (incorporated  by reference to Exhibit 10.1 to the Company's  Form 10-Q for the quarter ended March 31, 1994)
  10.10*      Salary  Deferral  Plan for Selected  Employees of  AlliedSignal  Inc. and its
                Affiliates,  as amended  (incorporated  by reference to Exhibit 10.2 to the
                Company's Form 10-Q for the quarter ended March 31, 1995)

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
  10.11*      1993  Stock  Plan for  Employees  of  AlliedSignal  Inc.  and its  Affiliates
                (incorporated  by reference to Exhibit A to the Company's Proxy  Statement, dated  March 10,  1994,  filed  pursuant  to Rule  14a-6 of the  Securities
                Exchange Act of 1934)
  10.12*      Amended and  restated  Agreement  dated May 6, 1994  between  the Company and
                Lawrence A.  Bossidy  (incorporated  by  reference  to Exhibit  10.3 to the
                Company's Form 10-Q for the quarter ended June 30, 1994)
  10.13       Five-Year  Credit  Agreement  dated  as of  June  30,  1995  by  and  between
                AlliedSignal   Inc.,   a  Delaware   corporation,   the  banks,   financial
                institutions and other institutional  lenders listed on the signature pages thereof (the 'Lenders'),  Citibank,  N.A., as agent, and ABN Amro Bank N.V.
                and Morgan  Guaranty  Trust  Company  of New York,  as  co-agents,  for the
                Lenders  (incorporated  by reference to Exhibit 10.1 to the Company's  Form
                10-Q for the quarter ended June 30, 1995)
  10.14       364-Day  Credit   Agreement  dated  as  of  June  30,  1995  by  and  between
                AlliedSignal   Inc.,   a  Delaware   corporation,   the  banks,   financial
                institutions and other institutional  lenders listed on the signature pages thereof (the 'Lenders'),  Citibank,  N.A., as agent, and ABN Amro Bank N.V.
                and Morgan  Guaranty  Trust  Company  of New York,  as  co-agents,  for the
                Lenders  (incorporated  by reference to Exhibit 10.2 to the Company's  Form
                10-Q for the quarter ended June 30, 1995)
  11          Omitted (Inapplicable)
  12          Omitted (Inapplicable)
  13          Pages  19  through  39  (except  for the  data  included under  the  captions
                'Financial  Statistics' on page  39) of the  Company's  1995 Annual  Report to shareowners (filed herewith)
  16          Omitted (Inapplicable)
  18          Omitted (Inapplicable)
  21          Subsidiaries of the Registrant (filed herewith)
  22          Omitted (Inapplicable)
  23          Consent of Independent Accountants (filed herewith)
  24          Powers of Attorney (filed herewith)
  27          Financial Data Schedule (filed herewith)
  28          Omitted (Inapplicable)
  99          Omitted (Inapplicable)

------------

     The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.