Form 10-Q
period 1996-03-31
ALLIEDSIGNAL INC
filed 1996-05-08
CIK 773840

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                              OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number 1-8974

                        AlliedSignal Inc.
- --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

           Delaware                           22-2640650
- ----------------------------------         -------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

       101 Columbia Road
        P.O. Box 4000
     Morristown, New Jersey                    07962-2497
- ----------------------------------------      ------------
(Address of principal executive offices)       (Zip Code)

                          (201)455-2000
- -------------------------------------------------------------
     (Registrant's telephone number, including area code)

                           NOT APPLICABLE
- -------------------------------------------------------------
     (Former name, former address and former fiscal year,
                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                          NO
              --------                          --------

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                                Outstanding at
Class of Common Stock                           March 31, 1996
- ---------------------                         ------------------
    $1 par value                              282,767,465 shares

                       AlliedSignal Inc.

                             Index
                             -----

                                                                Page No.
                                                                --------
Part I.  -       Financial Information

         Item 1. Condensed Financial Statements:

                 Consolidated Balance Sheet -
                  March 31, 1996 and December 31, 1995               3

                 Consolidated Statement of Income -
                  Three Months Ended March 31, 1996 and 1995         4

                 Consolidated Statement of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995         5

                 Notes to Financial Statements                       6

                 Report on Review by Independent
                  Accountants                                        7

         Item 2. Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                              8


Part II. -       Other Information

         Item 4. Submission of Matters to a Vote of
                  Security Holders                                  12

         Item 6. Exhibits and Reports on Form 8-K                   12


Signatures                                                          14

                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)

                                              March 31,      December 31,
                                                1996             1995
                                            ------------    -------------
                                                (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                   $   558         $   540
  Accounts and notes receivable - net
    (Note 2)                                    1,832           1,751
  Inventories - net (Note 3)                    2,123           1,991
  Other current assets                            608             608
                                              -------         -------
          Total current assets                  5,121           4,890
Investments and long-term receivables             460             479
Property, plant and equipment                   9,876           9,785
Accumulated depreciation and
  amortization                                 (5,187)         (5,043)
Cost in excess of net assets of
  acquired companies - net                      1,556           1,572
Other assets                                      796             782
                                               ------          ------

  Total assets                                $12,622         $12,465
                                              =======         =======

LIABILITIES
Current Liabilities:
  Accounts payable                            $ 1,400         $ 1,385
  Short-term borrowings                            76             397
  Commercial Paper                                626              58
  Current maturities of long-term debt             96             189
  Accrued liabilities                           1,781           1,775
                                              -------         -------
          Total current liabilities             3,979           3,804

Long-term debt                                  1,344           1,366
Deferred income taxes                             520             551
Postretirement benefit obligations
  other than pensions                           1,853           1,864
Other liabilities                               1,235           1,288

SHAREOWNERS' EQUITY
Capital - common stock issued                     358             358
        - additional paid-in capital            2,508           2,489
Common stock held in treasury, at cost         (1,754)         (1,658)
Cumulative translation adjustment                  36              61
Unrealized holding gain on equity securities       27              27
Retained earnings                               2,516           2,315
                                               ------          ------
          Total shareowners' equity             3,691           3,592
                                               ------          ------

  Total liabilities and shareowners' equity   $12,622         $12,465
                                              =======         =======



Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                       --------
                                                  1996          1995
                                                  ----          ----
                                              (Dollars in millions except
                                                  per share amounts)

Net sales                                         $3,778      $3,419
                                                  ------      ------
Cost of goods sold                                 3,012       2,747
Selling, general and
  administrative expenses                            401         358
                                                  ------      ------
            Total costs and expenses               3,413       3,105
                                                  ------      ------

Income from operations                               365         314
Equity in income of affiliated companies              27          49
Other income (expense)                                --         (19)
Interest and other financial charges                 (50)        (41)
                                                  ------      ------

Income before taxes on income                        342         303

Taxes on income                                      117         105
                                                  ------      ------


Net income                                        $  225      $  198
                                                  ======      ======


Earnings per share of common
  stock  (Note 4)                                 $  .80      $  .70
                                                  ======      ======


Cash dividends per share of
  common stock                                     $.225      $.195
                                                   =====      =====

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
             Consolidated Statement of Cash Flows
                          (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                        ------------------
                                                         1996         1995
                                                         ----         ----
                                                       (Dollars in millions)

Cash flows from operating activities:
     Net income                                           $ 225     $ 198
     Adjustments to reconcile net income to net
       cash flows from operating activities:
       Depreciation and amortization (includes goodwill)    168       152
       Undistributed earnings of equity affiliates            4       (22)
       Deferred taxes                                        14        40
       (Increase) in accounts and notes receivable          (77)     (152)
       (Increase) in inventories                           (129)     (124)
       (Increase) in other current assets                    (4)      (16)
       Increase(decrease) in accounts payable                21       (27)
       Increase in accrued liabilities                        1       101
       Other                                               (167)      (50)
                                                          -----     -----
      Net cash flow provided by operating activities         56       100
                                                          -----     -----

Cash flows from investing activities:
     Expenditures for property, plant and equipment        (180)     (145)
     Proceeds from disposals of property, plant and
       equipment                                             55        20
     (Increase) in other investments                         (3)       --
     Cash paid for acquisitions - net                       (41)       31
     Proceeds from sales of businesses                       59        --
                                                          -----     -----
     Net cash flow (used for) investing activities         (110)      (94)
                                                          -----     -----

Cash flows from financing activities:
     Net increase in commercial paper                       568        89
     Net increase(decrease) in short-term borrowings       (315)        3
     Proceeds from issuance of common stock                  62        20
     Proceeds from issuance of long-term debt                 5        --
     Payments of long-term debt                             (48)      (59)
     Repurchases of common stock                           (135)       (1)
     Cash dividends on common stock                         (65)      (54)
                                                          -----     -----
     Net cash flow provided by (used for)
       financing activities                                  72        (2)
                                                          -----     -----

     Net increase in cash and cash equivalents               18         4
     Cash and cash equivalents at beginning of year         540       508
                                                          -----     -----
     Cash and cash equivalents at end of period           $ 558     $ 512
                                                          =====     =====


Notes to Financial Statements are an integral part of this statement.

                        AlliedSignal Inc.
                 Notes to Financial Statements
                         (Unaudited)
                    (Dollars in Millions)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at March 31, 1996 and the results of operations and the changes in cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1996.

The financial information as of March 31, 1996 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1995.

Note 2.  Accounts and notes receivable consist of the following:

                                          March 31,         December 31,
                                            1996               1995
                                         ----------        --------------

          Trade                            $1,613             $1,477
          Other                               252                308
                                           ------             ------
                                            1,865              1,785

          Less-Allowance for doubtful
          accounts and refunds                (33)               (34)
                                           ------             ------
                                           $1,832             $1,751
                                           ======             ======

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                             March 31,       December 31,
                                                1996            1995
                                            ----------      --------------

          Raw materials                      $  649           $  650
          Work in process                       836              769
          Finished products                     814              747
          Supplies and containers                96               98
                                             ------           ------
                                              2,395            2,264
          Less - Progress payments             (152)            (145)
                 Reduction to LIFO cost basis  (120)            (128)
                                             ------           ------
                                             $2,123           $1,991
                                              ======          ======

Note 4. Based on the weighted average number of shares outstanding during each period, as follows: 1996, 282,850,453 shares, and 1995, 283,765,137 shares. No dilution results from outstanding common stock equivalents.

          Report on Review by Independent Accountants
          -------------------------------------------




To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of March 31, 1996, and the consolidated statements of income and of cash flows for the three-month periods ended March 31, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December
31, 1995, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein); and in our report dated February 1, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse LLP
4 Headquarters Plaza North
Morristown, NJ  07962

April 22, 1996

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

     Results of Operations
     ---------------------

First Quarter 1996 Compared with First Quarter 1995
- ---------------------------------------------------

     Net sales in the first quarter of 1996 totaled $3.8 billion, an increase of $359 million, or 11%, compared with the first quarter of last year. Of this increase, $220 million reflects the consolidation of recent acquisitions offset in part by a $31 million reduction for disposed businesses, $154 million was due to higher sales volume and $16 million was due to higher prices.

     Aerospace sales increased $158 million, or 14%. Equipment Systems showed strong sales growth with gains across all product lines, driven by aftermarket strength. The acquisition of a majority interest in SECAN, a European supplier of aircraft heat exchange equipment, in July 1995 also contributed to Equipment Systems higher sales. Engines had higher aftermarket sales volumes as well as strong shipments of propulsion engines for regional aircraft. Sales for Government Electronic Systems also increased reflecting progress in improving output and reducing order backlog at communication systems and guidance and controls as well as the acquisition of Northrop Grumman's precision products business in January 1996. Commercial Avionics Systems had slightly lower sales primarily resulting from the completion last year of the Federal Aviation Administration's mandated traffic alert and collision avoidance systems (TCAS) installation program on general aviation aircraft.

     Automotive sales had a $90 million, or 6%, increase. Braking Systems sales benefited from the acquisition of Budd Wheel and Brake in April 1995. Safety Restraints had substantially higher sales in Europe because of higher volumes for cars equipped with air bags, but sales in North America were unfavorably impacted by a strike against General Motors Corporation. North American aftermarket sales and sales of filters increased in part due to the successful introduction of new products. Sales of turbochargers improved slightly, reflecting significant increases in Europe, but lower sales in the Asia-Pacific region and North America. Sales of anti-lock braking systems (ABS) were substantially lower and European aftermarket sales and sales of North American truck brake systems were impacted by softening markets.

     Engineered Materials sales were $111 million, or 12%, higher. The Polymers business had higher sales of industrial fibers and plastics and also benefited from the acquisitions of Bridgestone/Firestone's industrial polyester fiber plant in Hopewell, Virginia in November 1995 and a nylon plastics and industrial fibers plant in Rudolstadt, Germany in October 1995. Specialty Chemicals sales increased reflecting the acquisition of Riedel-de Haen in October 1995. Sales also improved for Electronic Materials due to increased sales of laminate systems and advanced microelectronic materials. Carbon materials, environmental catalysts and amorphous metals also had higher sales. Sales of Fluorine Products were lower because of the 1995 phase-out of chlorofluorocarbons (CFCs) in developed countries.

     Selling, general and administrative expense increased $43 million, or 12%, reflecting in part the impact of acquisitions.

     Income from operations of $365 million in the first quarter of 1996 increased $51 million, or 16%, compared with last year's first quarter. Engineered Materials' income from operations increased 30%
and Aerospace improved    19%, but Automotive's income from
operations decreased 5%. The Company's operating margin for the first quarter of 1996 was 9.7% compared with 9.2% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 4.0% compared with last year's first quarter.

     Equity in income of affiliated companies of $27 million decreased by $22 million, or 45%, compared with last year mainly because the Company exited its high-density polyethylene (HDPE) joint venture in December 1995 and because of lower earnings from the Company's UOP process technology joint venture.

     Other income (expense), zero in the first quarter of 1996, improved by $19 million compared with the same quarter last year mainly because of higher foreign exchange costs in the prior year's first quarter.

     Interest and other financial charges of $50 million increased $9 million, or 22%, from 1995's first quarter primarily due to higher levels of short-term debt.

     Aerospace net income improved to $71 million from $56 million, an increase of $15 million, or 27%, compared with the same quarter last year. Strong sales growth resulted in significantly higher earnings for the Equipment Systems, Government Electronic Systems and Engines businesses. Commercial Avionics Systems had lower earnings reflecting reduced TCAS sales.

     Automotive net income rose to $72 million from $62 million a year ago, a $10 million, or 16%, increase. Sales improvements of safety restraints and turbochargers in Europe and increased sales of automotive filters in the U.S. contributed to higher income. Net income also benefited from lower foreign exchange costs in the first quarter 1996 as compared with the same quarter last year. Earnings were unfavorably impacted by the strike against General Motors Corporation which resulted in temporary production curtailments at the Company's U.S. safety restraint plants. Net income was lower for the aftermarket and hydraulic braking systems.

     Engineered Materials net income increased to $109 million from $94 million, a $15 million, or 16%, increase. Net income was higher for the Polymers business, mainly reflecting improvements for industrial and carpet fibers. Electronic Materials net income was higher as laminate systems and advanced microelectronic materials had substantial increases over last year. A partial offset was lower equity earnings as a result of the Company's exit from the HDPE joint venture and reduced earnings on lower sales of Fluorine Products.

     Net income of $225 million, or $0.80 a share, in the first quarter of 1996 was 14% higher than last year's net income of $198 million, or $0.70 a share, for the reasons discussed above.

     Financial Condition
     -------------------

March 31, 1996 Compared with December 31, 1995
- ----------------------------------------------

     On March 31, 1996 the Company had $558 million in cash and cash equivalents, compared with $540 million at year-end 1995. The current ratio at March 31, 1996 was 1.3X, the same as at year-end
1995.

     The Company's long-term debt on March 31, 1996 was $1,344 million, a reduction of $22 million compared with year-end 1995. Total debt of $2,142 million on March 31, 1996 was $132 million higher than at year-end, reflecting an increase in outstanding commercial paper. The Company's total debt as a percent of capital increased slightly from 33.7% at year-end 1995 to 34.7% at March 31, 1996.

     During the first three months of 1996, the Company made capital expenditures of $180 million, compared with $145 million in the corresponding period in 1995. Spending for the three month period was as follows: aerospace-$26 million, automotive-$77 million, engineered materials-$58 million and corporate-$19 million.

     During the first quarter of 1996, the Company repurchased 2.7 million shares of common stock for $142 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At March 31, 1996 the Company was authorized to repurchase
5.4 million shares of common stock.

     In April 1996 the Company completed the sale of its light-vehicle hydraulic and ABS businesses (braking businesses) to Robert Bosch GmbH, a privately-held German company. Included in the sale were the Company's worldwide operations for conventional hydraulic braking and ABS systems for cars, light trucks and medium-duty trucks. These operations had 1995 sales of approximately $2.1 billion. The Company received cash consideration of $1.5 billion, subject to certain post-closing adjustments. It is expected that the proceeds will be used to grow the Company's higher-margin businesses and to pursue acquisitions that will expand or complement the Company's business portfolio. The sale of the braking businesses will result in a significant gain.

     Management is currently evaluating a number of opportunities to reposition some of the Company's major business units which are intended to enhance their competitiveness and profitability. The Company is also completing an analysis of the impact of the proposed American
Institute of Certified Public Accountants' Statement of Position
(SOP), "Environmental Remediation Liabilities." This SOP provides additional guidance regarding the manner in which existing authoritative accounting literature is to be applied to the specific circumstances of recognizing, measuring and disclosing environmental remediation liabilities. The proposed SOP indicates that the effects of initially applying its provisions should be reported as a change in accounting estimate. The recognition and measurement guidance with respect to existing accounting principles that are contained in the proposed SOP and management's approval of strategic repositioning actions is likely to result in a material charge against second quarter earnings and is expected to offset the gain mentioned above.


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

                  PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareowners of the Company held on April 22, 1996, the following matters set forth in the Company's Proxy Statement dated March 11, 1996, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

          (1) The nominees listed below were elected directors for a three-year term ending in 1999 with the respective votes set forth opposite their names:

                                   FOR                WITHHELD
                                   ---                --------
          Hans W. Becherer         231,859,170        5,091,851

          Robert P. Luciano        231,712,522        5,238,499

          Robert B. Palmer         231,776,874        5,174,147

          John R. Stafford         231,737,920        5,213,101

          (2) A proposal seeking approval of the appointment of Price Waterhouse LLP as independent accountants for 1996 was approved, with 233,655,033 votes cast FOR, 1,868,539 votes cast
AGAINST and 1,427,449 abstentions;

          (3) A shareowner proposal recommending that the directors review the Company's maquiladora operations and provide a report to the shareowners was not approved, with 25,817,734 votes cast FOR, 166,802,397 votes cast AGAINST, 25,138,185 abstentions and 19,192,705 broker non-votes.

          (4) A shareowner proposal recommending that the directors review and amend the Company's standards for its international operations and provide a report to the shareowners was not approved, with 21,954,543 votes cast FOR, 173,337,207 votes cast AGAINST, 22,466,566 abstentions and 19,192,705 broker non-votes.

          (5) A shareowner proposal recommending that steps be taken to elect the directors annually was not approved, with 88,921,796 votes cast FOR, 125,074,619 votes cast AGAINST, 3,761,901 abstentions and 19,192,705 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  The following exhibits are filed with this
               --------
Form 10-Q:

                    3(ii)  By-laws of the Company, as amended

                    15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

                    27     Financial Data Schedule

          (b)  Reports on Form 8-K.  A report on Form 8-K dated
               -------------------
February 29, 1996 was filed by the Company to report that the Company agreed to sell the Company's light-vehicle hydraulic and anti-lock braking businesses to Robert Bosch GmbH.

                          SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AlliedSignal Inc.



Date:  May 8, 1996            By:  /s/ G. Peter D'Aloia
                                 ----------------------
                                   G. Peter D'Aloia
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

                         EXHIBIT INDEX


Exhibit Number                                     Description

    2                              Omitted (Inapplicable)

    3(ii)                          By-laws of the Company, as
                                   amended
    4
                                   Omitted (Inapplicable)

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