Form 10-Q
period 1996-06-30
ALLIEDSIGNAL INC
filed 1996-08-14
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              Form 10-Q
                      ________________________

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996
                                           -------------
                                 OR

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

          YES     X                          NO
              ---------                         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
Class of Common Stock                                June 30, 1996
- ---------------------                             ------------------
     $1 par value                                 282,744,867 shares

                          AlliedSignal Inc.

                               Index
                               -----

                                                                Page No.
Part I. -  Financial Information

        Item 1. Condensed Financial Statements:

                Consolidated Balance Sheet -
                  June 30, 1996 and December 31, 1995             3

                Consolidated Statement of Income -
                  Three and Six Months Ended
                  June 30, 1996 and 1995                          4

                Consolidated Statement of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995         5

                Notes to Financial Statements                     6

                Report on Review by Independent
                  Accountants                                     8

        Item 2. Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                           9

Part II. -  Other Information

        Item 6. Exhibits and Reports on Form 8-K                 16

Signatures                                                       17

                          AlliedSignal Inc.
                     Consolidated Balance Sheet
                             (Unaudited)

                                                  June 30,    December 31,
                                                    1996          1995
                                                  ---------     ---------
                                                   (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                      $ 1,714         $   540
  Accounts and notes receivable - net
    (Note 2)                                       1,947           1,751
  Inventories - net (Note 3)                       1,998           1,991
  Other current assets                               604             608
                                                ---------       ---------
          Total current assets                     6,263           4,890
Investments and long-term receivables                469             479
Property, plant and equipment                      8,758           9,785
Accumulated depreciation and
  amortization                                    (4,712)         (5,043)
Cost in excess of net assets of
  acquired companies - net                         1,395           1,572
Other assets                                         782             782
                                                ---------       ---------
  Total assets                                   $12,955         $12,465
                                                =========       =========

LIABILITIES
Current Liabilities:
  Accounts payable                               $ 1,111         $ 1,385
  Short-term borrowings                               88             397
  Commercial paper                                   743              58
  Current maturities of long-term debt                77             189
  Accrued liabilities                              2,141           1,775
                                                ---------       ---------
          Total current liabilities                4,160           3,804

Long-term debt (Note 4)                            1,330           1,366
Deferred income taxes                                504             551
Postretirement benefit obligations
  other than pensions                              1,800           1,864
Other liabilities                                  1,314           1,288

SHAREOWNERS' EQUITY
Capital - common stock issued                        358             358
        - additional paid-in capital               2,517           2,489
Common stock held in treasury, at cost            (1,801)         (1,658)
Cumulative translation adjustment                    --               61
Unrealized holding gain on equity securities          29              27
Retained earnings                                  2,744           2,315
                                                ---------       ---------
          Total shareowners' equity                3,847           3,592
                                                ---------       ---------
  Total liabilities and shareowners' equity      $12,955         $12,465
                                                =========       =========


Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                  Consolidated Statement of Income
                             (Unaudited)

                                 Three Months              Six Months
                                 Ended June 30             Ended June 30
                                 -------------             -------------
                               1996         1995        1996         1995
                               ----         ----        ----         ----
                                       (Dollars in millions except
                                            per share amounts)

Net sales                     $3,347       $3,630      $7,125       $7,049
                              -------      -------     -------      -------
Cost of goods sold (Note 5)    3,235        2,902       6,247        5,649
Selling, general and
  administrative expenses        366          374         767          732
Gain on sale of business
  (Note 6)                      (655)           -        (655)           -
                              -------      -------     -------      -------
    Total costs and expenses   2,946        3,276       6,359        6,381
                              -------      -------     -------      -------

Income from operations           401          354         766         668
Equity in income of
  affiliated companies            46           36          73          85
Other income (expense)
  (Note 5)                        33            1          33         (18)
Interest and other financial
  charges                        (47)         (46)        (97)        (87)
                               -------      -------    -------      -------

Income before taxes on
  income                         433          345         775         648

Taxes on income                  161          118         278         223
                               -------      -------    -------      -------
Net income                    $  272       $  227      $  497      $  425
                               =======      =======    =======      =======
Earnings per share of common
  stock (Note 7)              $  .96       $  .80      $ 1.76      $ 1.50
                               =======      =======    =======      =======
Cash dividends per
share of common stock         $ .225       $ .195      $ .450      $ .390
                               =======      =======    =======      =======

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                        Six Months Ended
                                                             June 30
                                                        ----------------
                                                      1996            1995
                                                      ----            ----
                                                     (Dollars in millions)

Cash flows from operating activities:
     Net income                                      $ 497           $ 425
     Adjustments to reconcile net income to net
       cash flows from operating activities:
       Gain on sale of business                       (655)              -
       Repositioning and other charges                 622               -
       Depreciation and amortization
          (includes goodwill)                          323             307
       Undistributed earnings of equity affiliates     (14)            (34)
       Deferred taxes                                  128             102
       (Increase) in accounts and notes receivable    (147)            (88)
       (Increase) in inventories                      (135)           (146)
       (Increase) in other current assets              (11)            (36)
       Increase(decrease) in accounts payable           35             (98)
       Increase in accrued liabilities                   9              24
       Taxes paid on gain on sale of business          (81)              -
       Other                                          (325)           (127)
                                                     -------        -------
      Net cash flow provided by operating activities   246             329
                                                     -------        -------
Cash flows from investing activities:
     Expenditures for property, plant and equipment   (346)           (320)
     Proceeds from disposals of property, plant and
       equipment                                        56              20
     Decrease in other investments                       -              26
     (Increase) in other investments                    (2)             (2)
     Cash paid for acquisitions - net                  (35)           (127)
     Proceeds from sales of businesses               1,187              (9)
                                                     -------        -------
     Net cash flow provided by (used for)
       investing activities                            860            (412)
                                                     -------        -------
Cash flows from financing activities:
     Net increase in commercial paper                  685             422
     Net (decrease) in short-term borrowings          (296)            (39)
     Proceeds from issuance of common stock             79              48
     Proceeds from issuance of long-term debt            5               5
     Payments of long-term debt                        (72)            (86)
     Repurchases of common stock                      (203)            (91)
     Cash dividends on common stock                   (130)           (109)
                                                     -------        -------
     Net cash flow provided by financing activities     68             150
                                                     -------        -------
Net increase in cash and cash equivalents            1,174              67
Cash and cash equivalents at beginning of year         540             508
                                                     -------        -------
Cash and cash equivalents at end of period          $1,714          $  575
                                                     =======        =======

Notes to Financial Statements are an integral part of this statement.

                         AlliedSignal Inc.
                   Notes to Financial Statements
                           (Unaudited)
                      (Dollars in Millions)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and the changes in cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three- and six-month periods ended June 30, 1996 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1996.

The financial information as of June 30, 1996 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1995.

Note 2.  Accounts and notes receivable consist of the following:

                                           June 30,         December 31,
                                             1996               1995
                                           --------         ------------
          Trade                             $1,290             $1,477
          Other                                687                308
                                           --------         ------------
                                             1,977              1,785
          Less-Allowance for doubtful
          accounts and refunds                 (30)               (34)
                                           --------         ------------
                                            $1,947             $1,751
                                           ========         ============

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                                June 30,         December 31,
                                                 1996               1995
                                                --------         ------------
          Raw materials                        $  622              $  650
          Work in process                         820                 769
          Finished products                       765                 747
          Supplies and containers                  84                  98
                                                --------         ------------
                                                2,291               2,264
          Less - Progress payments               (168)               (145)
                 Reduction to LIFO cost basis    (125)               (128)
                                                --------         ------------
                                               $1,998              $1,991
                                                ========         ============

Note 4. In June 1996 the Company amended its Five-Year and 364-Day Credit Agreements by extending their maturities one year to June 30, 2001 and June 27, 1997, respectively. The amendments also included certain other minor changes in terms and conditions.

Note 5. In the second quarter of 1996 the Company recorded a pretax charge of $277 million relating to the costs of actions to reposition some of its major business units. The repositioning actions are intended to enhance the Company's competitiveness and productivity and include consolidating production facilities, rationalizing manufacturing capacity and optimizing operational capabilities. As a result, approximately 6,100 positions will be eliminated in some plants and 2,900 positions will be added in others, for a net reduction of 3,200 positions. The components of the repositioning charge include asset write-downs of $136 million, severance costs of $127 million and other exit costs of $14 million. All of the repositioning actions are expected to be completed by 1998. As of June 30, 1996 cash expenditures for repositioning actions were insignificant.

In the second quarter of 1996 the Company adopted the provisions of the proposed American Institute of Certified Public Accountants' Statement of Position (SOP), "Environmental Remediation Liabilities". This SOP provides additional guidance regarding the manner in which existing authoritative accounting literature is to be applied to the specific circumstances of recognizing, measuring and disclosing environmental remediation liabilities. The adoption of this SOP resulted in a pretax charge of $175 million, and is accounted for as a change in estimate. The Company also recorded other charges primarily related to changes made in employee benefit programs and in connection with customer and former employee claims.

Repositioning and other charges totaling $637 million are included as part of cost of goods sold in the Consolidated Statement of Income. Other income (expense) in the Consolidated Statement of Income includes a $15 million credit for repositioning and other charges representing the minority interest share of such charges. The total pretax impact of the repositioning and other charges is $622 million (after-tax $359 million, or $1.27 a share).

Note 6. In April 1996 the Company sold its worldwide hydraulic and anti-lock braking systems (ABS) businesses (braking business) to Robert Bosch GmbH, a privately-held German company. The braking business had 1995 sales and income from operations of approximately $2.0 billion and $154 million, respectively. The Company received consideration of $1.5 billion, subject to certain post-closing adjustments. At June 30, 1996, approximately $300 million of this amount was in escrow and is classified as part of other receivables in the Consolidated Balance Sheet. The sale of the braking business resulted in a gain of $655 million (after-tax $368 million, or $1.30 a share).

Note 7. Based on the weighted average number of shares outstanding during each period, as follows: three months ended June 30, 1996, 282,769,698 shares, and 1995, 283,946,463 shares; and six months ended June 30, 1996, 282,810,076 shares and 1995, 283,856,301 shares. No dilution results from outstanding common stock equivalents.

             Report on Review by Independent Accountants
             -------------------------------------------

To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of June 30, 1996, and the consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and of cash flows for the six-month periods ended June 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

July 19, 1996

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------
     Results of Operations
     ---------------------

Second Quarter 1996 Compared with Second Quarter 1995
- -----------------------------------------------------

     Net sales in the second quarter of 1996 totaled $3.3 billion, a decrease of $283 million, or 8%, compared with the second quarter of last year. Sales were lower reflecting the sale of the Company's braking business in April 1996. (See Note 6 of Notes to Financial Statements for further information.) Excluding the divested braking business, net sales increased $277 million or 9%. Of this increase, $209 million was due to higher sales volume and $122 million resulted from the consolidation of recent acquisitions, offset in part by a $34 million reduction for disposed businesses other than the braking business. Prices and the impact of foreign exchange rate fluctuations were slightly unfavorable.

     Aerospace sales of $1,370 million in the second quarter of 1996 increased $146 million, or 12%, compared with the second quarter of last year. Strength in Engines sales reflected substantially higher aftermarket parts and repair and overhaul activity and strong shipments of propulsion engines. Equipment Systems showed significant sales growth across most product lines, driven by strong commercial and military aftermarket volume. The acquisition of a majority interest in a European supplier of aircraft heat exchange equipment, in July 1995, also contributed to the increase. Management and technical services provided to the U.S. Government also had significant sales gains and Electronic Systems had moderate gains, primarily as a result of the acquisition of Northrup Grumman's precision products business in January 1996. Commercial Avionics Systems had lower sales, in part reflecting softening demand for certain safety-related products.

     Automotive sales of $955 million in the second quarter of 1996 were $522 million, or 35%, lower, compared with the second quarter of 1995 reflecting the disposition of the Company's braking business in April 1996. Excluding the divested braking business, Automotive's sales improved by $38 million, or 4%. Safety Restraints had significantly higher sales volumes in Europe and North America. Higher sales of air bags in Europe were supplied from the Company's new plant in Italy and seat belt sales increased in North America. Turbocharger sales were higher, reflecting the popularity of turbodiesel-powered cars in Europe and turbodiesel-powered pickup trucks in North America, partially offset by lower sales in Japan and lower sales of heavy-duty trucks in North America. In North America, Friction Materials and Filters and Spark Plugs improved. The increase for Filters and Spark Plugs partially reflects the introduction of new products earlier in 1996. European Aftermarket and Friction Materials sales were unfavorably impacted by weak economic conditions and sales of North American Truck Brake Systems were also lower primarily because of the cyclical downturn in North American heavy-duty truck production.

     Engineered Materials sales of $1,020 million in the second quarter of 1996 were $91 million, or 10% higher, compared with the second quarter of last year. Specialty Chemicals sales increased primarily reflecting the acquisition of Riedel-de Han in October 1995. The Polymers business had higher sales reflecting in part the late 1995 acquisitions of Bridgestone/Firestone's industrial polyester fiber plant in Hopewell, Virginia and a nylon plastics and industrial fibers plant in Rudolstadt, Germany. Sales also improved for Fluorine Products due to strong demand for CFC-free refrigerants and fluorine specialties. Sales for Electronic Materials were significantly lower due to a global slowdown in integrated circuit production.

     Cost of goods sold, as a percent of sales, increased from 79.9% in the second quarter of 1995 to 96.7% in the second quarter of 1996 as the current quarter includes repositioning and other charges totaling $637 million. (See Note 5 of Notes to Financial Statements for further information.) Excluding repositioning and other charges, cost of goods sold, as a percent of sales, was 77.6% in the second quarter of 1996.

     Gain on sale of business represents the pretax gain of $655 million on the sale of the braking business in April 1996. (See
Note 6 of Notes to Financial Statements for further information.)

     Income from operations of $401 million in the second quarter of 1996 increased $47 million, or 13%, compared with last year's second quarter. The current quarter includes the pretax gain of $655 million on the sale of the braking business and repositioning and other charges totaling $637 million (special items). Excluding the impact of these special items, Aerospace's income from operations increased 20% and Engineered Materials improved 7%, but Automotive's income from operations decreased 21%. The Company's operating margin, adjusted for special items, for the second quarter of 1996 was 11.4% compared with 9.8% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 5.7% compared with the second quarter of 1995.

     Equity in income of affiliated companies of $46 million increased by $10 million, or 28%, compared with last year mainly because of higher earnings from the Company's UOP process technology joint venture. A partial offset was due to the Company's exit from its high-density polyethylene (HDPE) joint venture in December 1995.

     Other income (expense), $33 million in the second quarter of 1996, improved by $32 million compared with the same quarter last year mainly due to higher interest income reflecting the investment of cash received from the sale of the braking business, the minority interest share of the repositioning and other charges and higher foreign exchange costs in the prior year's second quarter. This was partially offset by the absence of a 1995 gain from the sale of an investment.

     The effective tax rate in the second quarter of 1996 was 37.2% compared with 34.4% in 1995. The increase is principally due to a higher tax rate on the gain on the sale of the braking systems business.

     Net income of $272 million, or $0.96 a share, in the second quarter of 1996 was 20% higher than last year's net income of $227 million, or $0.80 a share. Net income, adjusted for special items, was $263 million, or $0.93 a share, an increase of 16% over the prior year. A discussion of the operations of the business segments follows. Adjusted net income (see table below) for the segments excludes the impact of the special items. (Dollars in millions.)

                                        Second Quarter
                       --------------------------------------------------
                         Net Income        Special Items         Adjusted
                        as Reported       (Gains)/Losses       Net Income
                       -------------      ---------------     -----------
Aerospace
     1996                  $   (89)          $   179            $    90
     1995                       72                 -                 72
                          ----------        ---------          ---------
Increase/(Decrease)        $  (161)          $   179            $    18
                          ==========        =========          =========

Automotive
     1996                  $   369           $  (319)           $    50
     1995                       65                -                  65
                           ---------        ---------          ---------
Increase/(Decrease)        $   304           $  (319)           $   (15)
                           =========        =========          =========

Engineered Materials
     1996                  $    47           $    71            $   118
     1995                      105                -                 105
                           ---------        ---------          ---------
Increase/(Decrease)        $   (58)          $    71            $    13
                           =========        =========          =========

     Aerospace adjusted net income improved to $90 million from $72 million, an increase of $18 million, or 25%, compared with the same quarter last year. Strong sales growth and improvements in productivity resulted in substantially higher earnings for the Equipment Systems and Engines businesses. Commercial Avionics Systems had decreased earnings, primarily reflecting lower sales and unfavorable product mix.

     Automotive adjusted net income declined to $50 million from $65 million in the prior year, a $15 million, or 23%, decrease. The decrease reflects the absence of net income from the disposed braking systems business. Income was substantially higher for Safety Restraints and North American Aftermarket reflecting higher sales and productivity improvements. Filters and Spark Plugs income increased significantly, reflecting higher sales along with an improved product mix. North American Truck Brake Systems reported lower income due to decreased North American heavy-duty truck build volume.

     Engineered Materials adjusted net income increased to $118 million from $105 million, a $13 million, or 12%, increase. Income improved reflecting substantially higher earnings for Specialty Chemicals, reflecting higher sales and a strong contribution from the UOP joint venture. Net income was higher for Fluorine Products, which benefitted from higher sales and productivity initiatives at the Geismar, Louisiana plant. A partial offset was the absence of earnings from the HDPE joint venture.

Six Months 1996 Compared with Six Months 1995
- ---------------------------------------------

     Net sales in the first six months of 1996 totaled $7.1 billion, an increase of $76 million, or 1%, compared with the first six months of last year. Of this increase, $342 million reflects the consolidation of recent acquisitions, and $363 million was due to higher sales volume. Largely offsetting this increase was a $625 million reduction for disposed businesses, mainly the braking business.

     Aerospace sales of $2,670 million in the first six months of 1996 increased $304 million, or 13%, compared with the first six months of 1995. Engines had substantially higher aftermarket parts and repair and overhaul activity and strong shipments of propulsion engines. Equipment Systems showed strong sales growth with gains across all product lines, driven by aftermarket strength. The acquisition of a majority interest in a European supplier of aircraft heat exchange equipment, in July 1995, also contributed to Equipment Systems higher sales. Sales for Electronic Systems also increased reflecting improvement in output and reducing order backlog at communications systems and guidance and controls as well as the acquisition of Northrop Grumman's precision products business in January 1996. Government Services also improved, but Commercial Avionics Systems sales were moderately lower.

     Automotive sales of $2,431 million in the first six months of 1996 had a $432 million, or 15%, decrease, compared with the first six months of last year. Excluding the divested braking business, Automotive's sales increased $38 million, or 2%. Safety Restraints and Turbochargers had significantly higher sales volumes in Europe, although turbocharger sales were lower in Japan. European Aftermarket and Friction Materials sales were impacted by weak economic conditions and sales of North American Truck Brake Systems were lower primarily because of decreasing heavy-duty truck build volume. In North America, Friction Materials, Aftermarket and Filters and Spark Plugs had higher sales.

     Engineered Materials sales of $2,022 million in the first six months of 1996 were $202 million, or 11%, higher, compared with the first six months of 1995. Specialty Chemicals sales increased mainly reflecting the acquisition of Riedel-de Haen in October 1995. The Polymers business had higher sales of industrial fibers and engineering plastics products primarily due to acquisitions in the fourth quarter of 1995. Sales also improved for Environmental Catalysts and Carbon Materials.

     Cost of goods sold, as a percent of sales, increased from 80.1% in the first six months of 1995 to 87.6% in the first six months of 1996 as the current period includes repositioning and other charges totaling $637 million. (See Note 5 of Notes to Financial Statements for further information.) Excluding repositioning and other charges, cost of goods sold, as a percent of sales, was 78.7% for the first six months of 1996.

     Gain on sale of business represents the pretax gain of $655 million on the sale of the braking business in April 1996. (See
Note 6 of Notes to Financial Statements for further information.)

     Income from operations of $766 million in the first six months of 1996 increased $98 million, or 15%, compared with last year's first six months. The current period includes a net pretax gain of $18 million from the impact of special items. Excluding the impact of these special items, Aerospace's income from operations increased 20% and Engineered Materials improved 17%, but Automotive's income from operations decreased 13%. The Company's operating margin, adjusted for special items, for the first six months of 1996 was 10.5% compared with 9.5% for the same period last year. See the discussion of net income below for information by segment.

     Productivity of the Company's businesses improved by 4.7% compared with last year's first six months.

     Equity in income of affiliated companies of $73 million decreased by $12 million, or 14%, compared with last year mainly because the Company exited from its HDPE joint venture in December 1995. A partial offset was higher earnings from the UOP joint venture.

     Other income (expense), $33 million in the first six months of 1996, improved by $51 million compared with the same period last year mainly due to higher foreign exchange costs in the prior year's first six months, increased interest income reflecting the investment of cash received from the sale of the braking business and the minority interest share of the repositioning and other charges. This was partially offset by the absence of a 1995 gain from the sale of an investment.

     Interest and other financial charges of $97 million in the first six months of 1996 increased by $10 million, or 11%, compared with the same period last year due to higher levels of short-term debt.

     The effective tax rate in the first six months of 1996 was 35.9% compared with 34.5% in 1995. The increase is principally due to a higher tax rate on the gain on the sale of the braking systems business.

     Net income of $497 million, or $1.76 a share, in the first six months of 1996 was 17% higher than last year's net income of $425 million, or $1.50 a share. Net income, adjusted for special items, was $488 million, or $1.73 a share, an increase of 15% over the prior year. A discussion of the operations of the business segments follows. Adjusted net income (see table below) for the segments excludes the impact of the special items. (Dollars in millions.)

                                    Six Months Ended June 30
                        -------------------------------------------------
                         Net Income       Special Items         Adjusted
                        as Reported      (Gains)/Losses       Net Income
                        ------------     ---------------    -------------
Aerospace
     1996                  $   (18)         $   179            $   161
     1995                      128                -                128
                          -----------      -----------        -----------
Increase/(Decrease)        $  (146)         $   179            $    33
                          ===========      ===========        ===========

Automotive
     1996                  $   441          $  (319)           $   122
     1995                      127                -                127
                          -----------      -----------        -----------
Increase/(Decrease)        $   314          $  (319)           $    (5)
                          ===========      ===========        ===========

Engineered Materials
     1996                  $   156          $    71            $   227
     1995                      199                -                199
                          -----------      -----------        -----------
Increase/(Decrease)        $   (43)         $    71            $    28
                          ===========      ===========        ===========

     Aerospace adjusted net income improved to $161 million from $128 million, an increase of $33 million, or 26%, compared with the same period last year. Strong sales growth and improvements in productivity resulted in significantly higher earnings for the Equipment Systems and Engines businesses. Electronic Systems and Government Services also improved, but Commercial Avionics Systems had reduced earnings primarily reflecting lower sales.

     Automotive adjusted net income decreased to $122 million from $127 million a year ago, a $5 million, or 4%, decrease. The decrease reflects the absence of net income from the disposed braking systems business. Partial offsets were higher income for Safety Restraints, North American Aftermarket, Filters and Spark Plugs and Turbochargers.

     Engineered Materials adjusted net income increased to $227 million from $199 million, a $28 million, or 14% increase. Income increased reflecting substantially higher earnings from Specialty Chemicals. Net income was also higher for the Polymers business, mainly reflecting improvements for industrial fibers, and for Electronic Materials with income gains for microelectronic materials and laminate systems. Fluorine Products was also favorable. A partial offset was the absence of earnings from the HDPE joint venture.

     Financial Condition
     -------------------
June 30, 1996 Compared with December 31, 1995
- ---------------------------------------------
     On June 30, 1996 the Company had $1,714 million in cash and cash equivalents, compared with $540 million at year-end 1995. The substantial increase reflects the $1.2 billion cash consideration received as of June 30, 1996 from the sale of the braking business which is currently invested in short-term securities. The remaining consideration from the sale of the braking business of approximately $300 million was released from escrow at the end of

July 1996. It is expected that the proceeds will ultimately be used to grow the Company's higher-margin businesses and to pursue acquisitions that will expand or complement the Company's business portfolio. The current ratio at June 30, 1996 was 1.5X compared with 1.3X at year-end 1995.

     The Company's long-term debt on June 30, 1996 was $1,330 million, a reduction of $36 million compared with year-end 1995. Total debt of $2,238 million on June 30, 1996 was $228 million higher than at year-end, reflecting an increase in outstanding commercial paper. The Company's total debt as a percent of capital increased slightly from 33.7% at year-end 1995 to 34.7% at June 30, 1996.

     During the first six months of 1996, the Company made capital expenditures of $346 million, compared with $320 million in the corresponding period in 1995. Spending for the six month period was as follows: aerospace-$50 million, automotive-$116 million, engineered materials-$148 million and corporate-$32 million.

     During the first six months of 1996, the Company repurchased
3.8 million shares of common stock for $207 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At June 30, 1996 the Company was authorized to repurchase 4.3 million shares of common stock.

     During the second quarter of 1996, the Company recorded a repositioning provision of $277 million which includes $136 million in non-cash charges related to asset write-downs and $141 million of charges to be settled in cash, primarily related to severance costs. Additional repositioning costs approximating $260 million principally relating to employee and asset relocation, system and plant integration and capital improvements will be recognized in future periods. All of the repositioning actions are expected to be completed by 1998 and will not materially impact the Company's liquidity. Upon completion, the repositioning actions are expected to generate additional annual income from operations of approximately $200 million.

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

                     PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits are filed with this Form 10-Q:

               10.1   Amendment No. 1, dated as of June 28,
                      1996, to the Five-Year Credit Agreement, dated as of June 30, 1995, among AlliedSignal Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the "Lenders"), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the Lenders

               10.2   Amendment No. 1, dated as of June 28,
                      1996, to the 364-Day Credit Agreement, dated as of June 30, 1995, among AlliedSignal Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the "Lenders"), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the Lenders

                15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

                27    Financial Data Schedule

          (b)  Reports on Form 8-K.  A report on Form 8-K dated
               April 26, 1996 was filed by the Company to report that the Company completed the previously announced sale of its hydraulic braking and anti-lock braking businesses to Robert Bosch GmbH.

                             SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AlliedSignal Inc.




August 14, 1996                       By:   /s/ G. Peter D'Aloia
                                          ------------------------
                                            G. Peter D'Aloia
                                            Vice President and Controller
                                            (on behalf of the Registrant
                                             and as the Registrant's
                                             Principal Accounting Officer)

                           EXHIBIT  INDEX

Exhibit Number                                   Description

     2                                     Omitted (Inapplicable)

     4                                     Omitted (Inapplicable)

     10.1                                  Amendment No. 1, dated as of
                                           June 28, 1996, to the Five-Year
                                           Credit Agreement, dated as of
                                           June 30, 1995, among AlliedSignal
                                           Inc., a Delaware corporation, the
                                           banks, financial institutions and
                                           other institutional lenders listed
                                           on the signature pages thereof
                                           (the "Lenders"), Citibank, N.A.,
                                           as agent, and ABN Amro Bank N.V.
                                           and Morgan Guaranty Trust Company
                                           of New York, as co-agents, for
                                           the Lenders

     10.2                                  Amendment No. 1, dated as of
                                           June 28, 1996, to the 364-Day
                                           Credit Agreement, dated as of
                                           June 30, 1995, among AlliedSignal
                                           Inc., a Delaware corporation, the
                                           banks, financial institutions and
                                           other institutional lenders listed
                                           on the signature pages thereof
                                           (the "Lenders"), Citibank, N.A.,
                                           as agent, and ABN Amro Bank N.V.
                                           and Morgan Guaranty Trust Company
                                           of New York, as co-agents, for
                                           the Lenders

     11                                    Omitted (Inapplicable)

     15                                    Independent Accountants
                                           Acknowledgment Letter as to the
                                           incorporation of their report
                                           relating to unaudited interim
                                           financial statements

     18                                    Omitted (Inapplicable)

     19                                    Omitted (Inapplicable)

     22                                    Omitted (Inapplicable)

     23                                    Omitted (Inapplicable)

     24                                    Omitted (Inapplicable)

     27                                    Financial Data Schedule

     99                                    Omitted (Inapplicable)