Form 10-Q
period 1996-09-30
ALLIEDSIGNAL INC
filed 1996-11-07
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996
                                      ------------------
                              OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number 1-8974
                                        ------

                       AlliedSignal Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

                    Delaware                           22-2640650
        ------------------------------              ------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                       07962-2497
  ---------------------------------------             ------------
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

          YES     X                          NO
              --------                          --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                Outstanding at
Class of Common Stock                         September 30, 1996
---------------------                         ------------------
     $1 par value                             282,801,308 shares

                       AlliedSignal Inc.

                             Index

                                                                    Page No.
Part I. -      Financial Information

        Item 1. Condensed Financial Statements:

            Consolidated Balance Sheet -
              September 30, 1996 and December 31, 1995                 3

            Consolidated Statement of Income -
                 Three and Nine Months Ended
                 September 30, 1996 and 1995                           4

            Consolidated Statement of Cash Flows -
                 Nine Months Ended September 30, 1996 and 1995         5

            Notes to Financial Statements                              6

            Report on Review by Independent
                 Accountants                                           8

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                                 9


Part II.-      Other Information

        Item 6.  Exhibits and Reports on Form 8-K                     15


Signatures                                                            16

                            AlliedSignal Inc.
                       Consolidated Balance Sheet
                               (Unaudited)

                                               September 30,   December 31,
                                                   1996           1995
                                               -------------   ------------
                                                  (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                     $ 1,801         $   540
  Accounts and notes receivable - net
    (Note 2)                                      1,725           1,751
  Inventories - net (Note 3)                      2,041           1,991
  Other current assets                              581             608
                                                -------         -------
          Total current assets                    6,148           4,890

Investments and long-term receivables               514             479
Property, plant and equipment                     8,826           9,785
Accumulated depreciation and
  amortization                                   (4,729)         (5,043)
Cost in excess of net assets of
  acquired companies - net                        1,383           1,572
Other assets                                        790             782
                                                -------         -------
  Total assets                                  $12,932         $12,465
                                                =======         =======

LIABILITIES
Current Liabilities:
  Accounts payable                              $ 1,103         $ 1,385
  Short-term borrowings                              84             397
  Commercial paper                                  722              58
  Current maturities of long-term debt               98             189
  Accrued liabilities                             1,905           1,775
                                                -------         -------
          Total current liabilities               3,912           3,804

Long-term debt                                    1,317           1,366
Deferred income taxes                               595             551
Postretirement benefit obligations
  other than pensions                             1,798           1,864
Other liabilities                                 1,283           1,288

SHAREOWNERS' EQUITY
Capital - common stock issued                       358             358
        - additional paid-in capital              2,532           2,489
Common stock held in treasury, at cost           (1,883)         (1,658)
Cumulative translation adjustment                    23              61
Unrealized holding gain on equity securities         23              27
Retained earnings                                 2,974           2,315
                                                -------         -------
          Total shareowners' equity               4,027           3,592
                                                -------         -------
  Total liabilities and shareowners' equity     $12,932         $12,465
                                                =======         =======

Notes to Financial Statements are an integral part of this statement.

                            AlliedSignal Inc.
                    Consolidated Statement of Income
                               (Unaudited)

                                   Three Months               Nine Months
                                Ended September 30        Ended September 30
                                ------------------        ------------------
                                 1996        1995           1996      1995
                                 ----        ----           ----      ----
                                       (Dollars in millions except
                                            per share amounts)

Net sales                       $3,348      $3,499        $10,473   $10,548
                                ------      ------        -------   -------
Cost of goods sold (Note 4)      2,598       2,800          8,845     8,449
Selling, general and
  administrative expenses          379         369          1,146     1,101
Gain on sale of business
  (Note 5)                           -           -           (655)        -
                                ------      ------        -------   -------
    Total costs and expenses     2,977       3,169          9,336     9,550
                                ------      ------        -------   -------
Income from operations             371         330          1,137       998
Equity in income of
  affiliated companies              31          38            104       123
Other income (expense)
  (Note 4)                          26          (3)            59       (21)
Interest and other
  financial charges                (47)        (43)          (144)     (130)
                                 ------      -------       -------   -------
Income before taxes on
  income                           381         322          1,156       970

Taxes on income                    128         105            406       328
                                 ------      -------       -------   -------
Net income                      $  253      $  217          $ 750    $  642
                                =======     ========       =======   =======
Earnings per share of
  common stock (Note 6)          $ .90      $  .77         $ 2.65    $ 2.26
                                =======     ========       =======   =======
Cash dividends per share
  of common stock                $.225     $  .195         $ .675    $ .585
                                =======     ========       =======   =======

  Notes to Financial Statements are an integral part of this statement.

                            AlliedSignal Inc.
                  Consolidated Statement of Cash Flows
                               (Unaudited)

                                                          Nine Months Ended
                                                            September 30
                                                          -----------------
                                                          1996         1995
                                                          ----         ----
                                                        (Dollars in millions)
Cash flows from operating activities:
     Net income                                         $ 750         $ 642
     Adjustments to reconcile net income to net
       cash flows from operating activities:
       Gain on sale of business                          (655)           -
       Repositioning and other charges                    622            -
       Depreciation and amortization
        (includes goodwill)                               473           460
       Undistributed earnings of equity affiliates        (22)          (32)
       Deferred taxes                                     242           206
       (Increase) in accounts and notes receivable       (227)          (29)
       (Increase) in inventories                         (179)         (226)
       Decrease (increase) in other current assets         21           (20)
       Increase (decrease) in accounts payable             26          (154)
       (Decrease) in accrued liabilities                  (79)         (177)
       Taxes paid on gain on sale of business            (121)            -
       Other                                             (337)         (207)
                                                        ------        ------
      Net cash flow provided by operating activities      514           463
                                                        ------        ------
Cash flows from investing activities:
     Expenditures for property, plant and equipment      (497)         (512)
     Proceeds from disposals of property, plant and
       equipment                                           64            26
     Decrease in other investments                          -            26
     (Increase) in other investments                       (6)           (2)
     Cash paid for acquisitions - net                     (59)         (134)
     Proceeds from sales of businesses                  1,356            (9)
                                                       -------        ------
     Net cash flow provided by (used for)
       investing activities                               858          (605)
                                                       -------        ------
Cash flows from financing activities:
     Net increase in commercial paper                     664           490
     Net (decrease) in short-term borrowings             (298)          (46)
     Proceeds from issuance of common stock               113            82
     Proceeds from issuance of long-term debt              10           106
     Payments of long-term debt                           (96)         (120)
     Repurchases of common stock                         (308)         (170)
     Cash dividends on common stock                      (196)         (163)
                                                       -------        ------
     Net cash flow (used for) provided by
       financing activities                              (111)          179
                                                       -------        ------
Net increase in cash and cash equivalents               1,261            37
Cash and cash equivalents at beginning of year            540           508
                                                       ------         ------
Cash and cash equivalents at end of period             $1,801         $ 545
                                                       ======         ======

Notes to Financial Statements are an integral part of this statement.

                            AlliedSignal Inc.
                     Notes to Financial Statements
                             (Unaudited)
            (Dollars in millions except per share amounts)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and the changes in cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three- and nine-month periods ended
September 30, 1996 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1996.

The financial information as of September 30, 1996 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1995.

Note 2.  Accounts and notes receivable consist of the following:

                                             September 30,    December 31,
                                                 1996            1995
                                             -------------    ------------
          Trade                                 $1,308          $1,477
          Other                                    448             308
                                                ------          ------
                                                 1,756           1,785
          Less-Allowance for doubtful
          accounts and refunds                     (31)            (34)
                                                ------          ------
                                                $1,725          $1,751
                                                ======          ======

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for other inventories.

Inventories consist of the following:

                                             September 30,     December 31,
                                                 1996             1995
                                             -------------     ------------
          Raw materials                        $  585           $  650
          Work in process                         846              769
          Finished products                       806              747
          Supplies and containers                  83               98
                                               ------           ------
                                                2,320            2,264
          Less - Progress payments               (155)            (145)
                 Reduction to LIFO cost basis    (124)            (128)
                                               ------           ------
                                               $2,041           $1,991
                                               ======           ======

Note 4. In the second quarter of 1996 the Company recorded a pretax charge of $277 million relating to the costs of actions to reposition some of its major business units. The repositioning actions are intended to enhance the Company's competitiveness and productivity and include consolidating production facilities, rationalizing manufacturing capacity and optimizing operational capabilities. As a result, approximately 6,100 positions will be eliminated in some plants and

2,900 positions will be added in others, for a net reduction of 3,200 positions. The components of the repositioning charge include asset write-downs of $136 million, severance costs of $127 million and other exit costs of $14 million. All of the repositioning actions are expected to be completed by 1998. In the third quarter of 1996 cash expenditures for repositioning actions were approximately $5 million, primarily for severance costs.

In the second quarter of 1996 the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 96-1 (SOP 96-1), "Environmental Remediation Liabilities". SOP 96-1 provides additional guidance regarding the manner in which existing authoritative accounting literature is to be applied to the specific circumstances of recognizing, measuring and disclosing environmental remediation liabilities. The adoption of SOP 96-1 resulted in a pretax charge of $175 million, and is accounted for as a change in estimate.
The Company also recorded other charges primarily related to changes made in employee benefit programs and in connection with customer and former employee claims.

Repositioning and other charges totaling $637 million are included as part of cost of goods sold in the Consolidated Statement of Income for the nine months ended September 30, 1996. Other income (expense) in the Consolidated Statement of Income for the nine months ended September 30, 1996 includes a $15 million credit for repositioning and other charges representing the minority interest share of such charges. The total pretax impact of the repositioning and other charges for the nine months ended September 30, 1996 is $622 million (after-tax $359 million, or $1.27 a share).

Note 5. In April 1996 the Company sold its worldwide hydraulic and anti-lock braking systems (ABS) businesses (braking business) to Robert Bosch GmbH, a privately-held German company. The braking business had 1995 sales and income from operations of approximately $2.0 billion and $154 million, respectively. The Company received consideration of $1.5 billion, subject to certain post-closing adjustments. The sale of the braking business resulted in a gain of $655 million (after-tax $368 million, or $1.30 a share).

Note 6. Based on the weighted average number of shares outstanding during each period, as follows: three months ended September 30, 1996, 282,850,853 shares, and 1995, 283,105,329 shares; and nine months ended September 30, 1996, 282,823,767 shares and 1995, 283,603,226 shares. No dilution results from outstanding common stock equivalents.

               Report on Review by Independent Accountants
               -------------------------------------------


To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of September 30, 1996, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and of cash flows for the nine-month periods ended September 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

October 23, 1996

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations
     ---------------------
Third Quarter 1996 Compared with Third Quarter 1995
---------------------------------------------------
     Net sales in the third quarter of 1996 totaled $3.3 billion, a decrease of $151 million, or 4%, compared with the third quarter of last year. Sales were lower reflecting the sale of the Company's braking business in April 1996. (See Note 5 of Notes to Financial Statements for further information.) Excluding the divested braking business, net sales increased $293 million or 10%. Of this increase, $237 million was due to higher sales volume and $113 million resulted from the consolidation of recent acquisitions, offset, in part, by a $26 million reduction for disposed businesses. Selling prices and the impact of foreign exchange were slightly unfavorable.

     Aerospace sales of $1,450 million in the third quarter of 1996 increased $161 million, or 12%, compared with the third quarter of last year. Substantially higher Engine sales reflected continued strength of the commercial and military aftermarket and repair and overhaul as well as increased sales of propulsion engines to the commercial and military markets. Equipment Systems showed moderate sales growth across most product lines, especially environmental control systems and landing systems. Sales volume was strong to original equipment manufacturers and to the military aftermarket. Government services had substantial sales gains. Electronic Systems had moderate improvement reflecting the acquisition of Northrop Grumman's precision products business in January 1996. Commercial Avionics Systems had moderately lower sales reflecting the completed installation last year of mandated traffic alert and collision avoidance systems (TCAS) on general aviation aircraft and production problems, resolved by the end of the third quarter, which delayed the introduction of new products.

     Automotive sales of $891 million in the third quarter of 1996 were $401 million, or 31%, lower compared with the third quarter of 1995 reflecting the disposition of the Company's braking business in April 1996. Excluding the divested braking business, Automotive's sales improved by $43 million, or 5%. Safety Restraints had substantially higher sales volumes of seat belts and airbags in Europe, in part reflecting production from the Company's new airbag plant in Italy. Turbocharger sales were also substantially higher, reflecting the continued popularity of turbodiesel-powered cars in Europe and added capacity at two of the Company's plants. Friction Materials and Filters and Spark Plugs sales also improved reflecting strength in the original equipment market. Sales of Truck Brake Systems declined as increased aftermarket sales and market share gains were offset by the effect of a decline in medium- and heavy-duty truck production. North American and European aftermarket sales were both lower due to soft market conditions.

     Engineered Materials sales of $1,005 million in the third quarter of 1996 were $87 million, or 9%, higher compared with the third quarter of last year. Specialty Chemicals sales increased primarily reflecting the acquisition of Riedel-de Haen in October 1995. The Polymers business had higher sales reflecting strong demand for carpet fibers, the acquisitions of

Bridgestone/Firestone's industrial polyester fiber plant in Hopewell, Virginia and a nylon plastics and industrial fibers plant in Rudolstadt, Germany in the fourth quarter of 1995 and higher sales of plastics. Sales substantially improved for Environmental Catalysts and Carbon Materials. Sales for Electronic Materials were significantly lower due to softness in the printed circuit board industry.

     Cost of goods sold, as a percent of sales, decreased from 80.0% in the third quarter of 1995 to 77.6% in the third quarter of 1996, mainly due to the sale of the high-cost braking systems business and lower manufacturing and material costs.

     Income from operations of $371 million in the third quarter of 1996 increased $41 million, or 12%, compared with last year's third quarter. Aerospace's income from operations increased 18% and Engineered Materials improved 5%, while Automotive's income from operations was the same as last year. The Company's operating margin for the third quarter of 1996 was 11.1% compared with 9.4% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 6.0% compared with the third quarter of 1995.

     Equity in income of affiliated companies of $31 million decreased $7 million, or 18%, mainly due to the Company's exit from its high-density polyethylene (HDPE) joint venture in December 1995 and lower earnings from Knorr-Bremse AG's European truck brake systems joint venture. A partial offset was higher earnings from the Company's UOP process technology joint venture.

     Other income (expense), $26 million income in the third quarter of 1996, improved by $29 million compared with the same quarter last year due to higher interest income, reflected in the Corporate and Unallocated segment, primarily from the investment of cash received from the sale of the braking business and lower minority interest expense.

     Interest and other financial charges of $47 million increased by $4 million, or 9%, compared to the same quarter last year due to higher levels of short-term debt.

     Net income of $253 million, or $0.90 a share, in the third quarter of 1996 was 17% higher than last year's net income of $217 million, or $0.77 a share.

     Aerospace net income improved to $98 million from $81 million, an increase of $17 million, or 21%, compared with the same quarter last year. Strong sales growth and productivity improvements resulted in substantially higher earnings for the Equipment Systems and Engines businesses. Government Services and Electronic Systems also had income gains. Commercial Avionics Systems had substantially lower earnings, primarily reflecting lower sales and production difficulties which were resolved by the end of the third quarter.

     Automotive net income declined to $40 million from $45 million in the prior year, a $5 million, or 11%, decrease. The decrease reflects the absence of net income from the disposed braking systems business. However, income was higher for Friction Materials, Turbochargers, Safety Restraints and Filters and Spark Plugs mainly reflecting productivity initiatives. North American Aftermarket net income was also higher because of lower distribution costs. Truck Brake Systems, mainly in Europe, and European Aftermarket had slightly lower earnings, reflecting the impact of weak economic conditions.

     Engineered Materials net income increased to $102 million from $100 million, a $2 million, or 2%, increase. Income improved due to substantially higher earnings for Specialty Chemicals, reflecting higher sales and a strong contribution from the UOP joint venture which benefited from exceptionally strong sales of catalyst products. Net income was also higher for Polymers reflecting volume strength for carpet fibers and lower raw material costs for industrial fibers. A partial offset was the absence of earnings from the HDPE joint venture and lower income from Electronic Materials and Environmental Catalysts.

Nine Months 1996 Compared with Nine Months 1995
-----------------------------------------------
     Net sales in the first nine months of 1996 totaled $10.5 billion, a decrease of $75 million, or 1%, compared with the first nine months of last year. Sales were lower reflecting the sale of the Company's braking business in April 1996. (See Note 5 of Notes to Financial Statements for further information.) Excluding the divested braking business, net sales increased $839 million, or 9%. Of this increase, $510 million was due to higher sales volume and $455 million resulted from the consolidation of recent acquisitions, offset, in part, by a $91 million reduction for disposed businesses. Selling prices and the impact of foreign exchange were slightly unfavorable.

     Aerospace sales of $4,120 million in the first nine months of 1996 increased $465 million, or 13%, compared with the first nine months of 1995. Engines had significantly higher sales of aftermarket parts, increased repair and overhaul activity and strong shipments of propulsion engines. Equipment Systems showed strong sales growth with gains across most product lines, especially engine systems and accessories, environmental control systems and landing systems, driven by commercial and military aftermarket strength and higher sales to original equipment manufacturers. The acquisition of a majority interest in a European supplier of aircraft heat exchange equipment, in July 1995, also contributed to Equipment Systems' higher sales. Sales for Electronic Systems also increased reflecting the acquisition of the precision products business in January 1996 and the improvement in output for certain programs. Government Services also improved, but Commercial Avionics Systems' sales were moderately lower reflecting the completed installation last year of mandated TCAS on general aviation aircraft and production problems, resolved by the end of the third quarter, which delayed the introduction of new products.

     Automotive sales of $3,322 million in the first nine months of 1996 had a $833 million, or 20%, decrease compared with the first nine months of last year. Excluding the divested braking business, Automotive's sales increased $81 million, or 3%. Safety Restraints and Turbochargers had significantly higher sales volumes in Europe, although turbocharger sales were lower in Japan and North America. European Aftermarket and Friction Materials sales in Europe were impacted by weak economic conditions and sales of North American Truck Brake Systems were lower primarily because of decreasing medium- and heavy-duty truck build volume. Friction Materials and Safety Restraints in North America and Filters and Spark Plugs had higher sales.

     Engineered Materials sales of $3,027 million in the first nine months of 1996 were $289 million, or 11%, higher compared with the first nine months of 1995. Specialty Chemicals sales increased mainly reflecting the acquisition of Riedel-de Haen in October 1995. The Polymers business had higher sales of industrial fibers and engineering plastics products primarily due to acquisitions in the fourth quarter of 1995. Sales also improved for Environmental Catalysts and Carbon Materials. Sales for Electronic Materials were moderately lower due to softness in the printed circuit board industry.

     Cost of goods sold, as a percent of sales, increased from 80.1% in the first nine months of 1995 to 84.4% in the first nine months of 1996 as the current period includes repositioning and other charges totaling $637 million. (See Note 4 of Notes to Financial Statements for further information.) Excluding repositioning and other charges, cost of goods sold, as a percent of sales, was 78.4% for the first nine months of 1996.

     Gain on sale of business represents the pretax gain of $655 million on the sale of the braking business in April 1996. (See Note 5 of Notes to Financial Statements for further information.)

     Income from operations of $1,137 million in the first nine months of 1996 increased $139 million, or 14%, compared with last year's first nine months. The current period includes the pretax gain of $655 million on the sale of the braking business and repositioning and other charges totaling $637 million (special items). Excluding the impact of these special items, Aerospace's income from operations increased 19% and Engineered Materials improved 13%, but Automotive's income from operations decreased 10%. The Company's operating margin, adjusted for special items, for the first nine months of 1996 was 10.7% compared with 9.5% for the same period last year. See the discussion of net income below for information by segment.

     Productivity of the Company's businesses improved by 5.5% compared with last year's first nine months.

     Equity in income of affiliated companies of $104 million decreased by $19 million, or 15%, compared with last year mainly because the Company exited from its HDPE joint venture in December 1995 and because of lower earnings from Knorr-Bremse AG's European truck brake systems joint venture. A partial offset was higher earnings from the UOP joint venture.

     Other income (expense), $59 million income in the nine months of 1996, improved by $80 million compared with the same period last year mainly due to increased interest income, included in the Corporate and Unallocated segment, primarily reflecting the investment of cash received from the sale of the braking business, higher foreign exchange costs in the same period last year and the minority interest share of the repositioning and other charges. This was partially offset by the absence of a 1995 gain from the sale of an investment.

     Interest and other financial charges of $144 million in the first nine months of 1996 increased by $14 million, or 11%, compared with the same period last year due to higher levels of short-term debt.

     The effective tax rate in the first nine months of 1996 was 35.1% compared with 33.9% in 1995. The increase is principally due to a higher tax rate on the gain from the sale of the braking systems business.

     Net income of $750 million, or $2.65 a share, in the first nine months of 1996 was 17% higher than last year's net income of $642 million, or $2.26 a share. Adjusted for special items, net income for the first nine months of 1996 was $741 million, or $2.62 a share, increases of 15% and 16%, respectively, over the prior year. A discussion of the operations of the business segments follows. Adjusted net income (see table below) for the segments excludes the impact of the special items. (Dollars in millions.)

                               Nine Months Ended September 30
                           -------------------------------------------
                           Net Income   Special Items         Adjusted
                          as Reported  (Gains)/Losses       Net Income
                          -----------  --------------       ----------
Aerospace
     1996                    $   80         $   179          $   259
     1995                       209               -              209
                            -------         -------          -------
Increase/(Decrease)          $ (129)        $   179          $    50
                            =======         =======          =======
Automotive
     1996                    $  481         $  (319)         $   162
     1995                       172               -              172
                             ------         --------         -------
Increase/(Decrease)          $  309         $  (319)         $   (10)
                             ======         ========         =======
Engineered Materials
     1996                    $  258         $    71          $   329
     1995                       299               -              299
                            -------         -------          -------
Increase/(Decrease)          $  (41)        $    71          $    30
                            =======         =======          =======

     Aerospace adjusted net income improved to $259 million from $209 million, an increase of $50 million, or 24%, compared with the same period last year. Strong sales growth and improvements in productivity resulted in substantially higher earnings for Equipment Systems and a significant increase for the Engines business. Electronic Systems and Government Services also improved, but Commercial Avionics Systems had substantially reduced earnings due to lower sales and production problems, resolved by the end of the third quarter, which delayed the introduction of new products.

     Automotive adjusted net income decreased to $162 million from $172 million a year ago, a $10 million, or 6%, decrease. The decrease reflects the absence of net income from the disposed braking systems business. Partial offsets were higher income for Safety Restraints, North American Aftermarket, Turbochargers, Filters and Spark Plugs and Friction Materials.

     Engineered Materials adjusted net income increased to $329 million from $299 million, a $30 million, or 10%, increase. The increase reflects substantially higher earnings from Specialty Chemicals. Net income was also higher for the Polymers business, mainly reflecting improvements for industrial and carpet fibers, and Electronic Materials, with income gains for microelectronic materials. Fluorine Products was also favorable.
A partial offset was the absence of earnings from the HDPE joint venture and lower income for Environmental Catalysts.


     Financial Condition
     -------------------
September 30, 1996 Compared with December 31, 1995
--------------------------------------------------

     On September 30, 1996 the Company had $1,801 million in cash and cash equivalents, compared with $540 million at year-end 1995. The substantial increase primarily reflects the cash consideration received from the sale of the braking business. It is expected that the proceeds will ultimately be used to grow the Company's higher-margin businesses and to pursue acquisitions that will expand or complement the Company's business portfolio. The current ratio at September 30, 1996 was 1.6X compared with 1.3X at year-end 1995.

     The Company's long-term debt on September 30, 1996 was $1,317 million, a reduction of $49 million compared with year-end 1995. Total debt of $2,221 million on September 30, 1996 was $211 million higher than at year-end, reflecting an increase in outstanding commercial paper. The Company's total debt as a percent of capital decreased slightly from 33.7% at year-end 1995 to 33.2% at September 30, 1996.

     During the first nine months of 1996, the Company made capital expenditures of $497 million, compared with $512 million in the corresponding period in 1995. Spending for the nine month period was as follows: aerospace-$77 million, automotive-$156 million, engineered materials-$225 million and corporate-$39 million.

     During the first nine months of 1996, the Company repurchased 5.6 million shares of common stock for $319 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At September 30, 1996 the Company was authorized to repurchase 2.5 million shares of common stock.

     During the second quarter of 1996, the Company recorded a repositioning provision of $277 million which included $136 million in non-cash charges related to asset write-downs and $141 million of charges to be settled in cash, primarily related to severance costs. All of the repositioning actions are expected to be completed by 1998 and will not materially impact the Company's liquidity. Upon completion, the repositioning actions are expected to generate additional annual income from operations of approximately $200 million.

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

                       PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits are filed with this Form 10-Q:

               15   Independent Accountants' Acknowledgment
                    Letter as to the incorporation of their report relating to unaudited interim financial statements

               27   Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                               SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AlliedSignal Inc.




November 7, 1996                         By:  /s/ Nancy A. Garvey
                                              -----------------------
                                              Nancy A. Garvey
                                              Vice President and Controller
                                              (on behalf of the Registrant
                                              and as the Registrant's
                                              Principal Accounting Officer)

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