Form 10-K405
period 1996-12-31
ALLIEDSIGNAL INC
filed 1997-02-28
CIK 773840

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

                         Commission file number 1-8974

                               ALLIEDSIGNAL INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                   22-2640650
----------------------------------------  ---------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)
           101 Columbia Road
             P.O. Box 4000
         Morristown, New Jersey                            07962-2497
----------------------------------------  ---------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (201)455-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
----------------------------------------  ---------------------------------------------
Common Stock, par value $1 per share*                New York Stock Exchange
                                                     Chicago  Stock Exchange
                                                     Pacific  Stock Exchange
Money Multiplier Notes due 1998-2000                 New York Stock Exchange
9 7/8% Debentures due June 1, 2002                   New York Stock Exchange
9.20% Debentures due February 15, 2003               New York Stock Exchange
Zero Coupon Serial Bonds due 1997-2009               New York Stock Exchange
9 1/2% Debentures due June 1, 2016                   New York Stock Exchange

------------
* The common stock is also listed for trading on the Amsterdam, Basle, Frankfurt, Geneva, London, Paris and Zurich stock exchanges.

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $18.9 billion at December 31, 1996.
There were 282,814,625 shares of Common Stock outstanding at December 31, 1996.

                      Documents Incorporated by Reference
         Part I and II: Annual Report to Shareowners for the Year Ended December 31, 1996.
        Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 28, 1997.

________________________________________________________________________________
________________________________________________________________________________

                               ALLIEDSIGNAL INC.

                             CROSS REFERENCE SHEET

                                                                                                     Page(s) in
Form 10-K                                  Heading(s) in Annual Report to Shareowners for              Annual
Item No.                                            Year Ended December 31, 1996                       Report
----------------------------------  ------------------------------------------------------------    ------------

 1. Business                        Note 25. Segment Financial Data ............................         37
                                    Note 26. Geographic Areas -- Financial Data ................         38
                                    Management's Discussion and Analysis .......................         19
 3. Legal Proceedings               Note 21. Commitments and Contingencies .....................         35
 5. Market for the Regis-           Note 27. Unaudited Quarterly Financial
    trant's Common Equity              Information .............................................         38
    and Related Stock-              Selected Financial Data ....................................         39
    holder Matters
 6. Selected Financial Data         Selected Financial Data ....................................         39
 7. Management's Discussion and     Management's Discussion and Analysis .......................         19
    Analysis of Financial
    Condition and Results of
    Operations
 8. Financial Statements and        Report of Independent Accountants ..........................         38
    Supplementary Data              Consolidated Statement of Income ...........................         26
                                    Consolidated Statement of Retained Earnings ................         26
                                    Consolidated Balance Sheet .................................         27
                                    Consolidated Statement of Cash Flows .......................         28
                                    Notes to Financial Statements ..............................         29

                                                 Heading(s) in Proxy Statement for                   Page(s) in
                                                   Annual Meeting of Shareowners                       Proxy
                                                     to be held April 28, 1997                       Statement
                                    ------------------------------------------------------------    ------------
10. Directors and Executive         Election of Directors; Voting Securities ...................         *
    Officers of the Registrant
11. Executive Compensation          Election of Directors -- Compensation of Directors;
                                       Executive Compensation ..................................         *
12. Security Ownership of Certain   Voting Securities ..........................................         *
    Beneficial Owners and
    Management

------------

* To be included in a definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

NOTE: AlliedSignal Inc. is sometimes referred to in this Report as the Registrant and as the Company, and AlliedSignal Inc. and its consolidated subsidiaries are sometimes referred to as the Company, as the context may require.

                               TABLE OF CONTENTS

           ITEM                                                                                                  PAGE
           ---------------------------------------------------------------------------------------------------   ----
Part I.    1  Business........................................................................................     4
           2  Properties......................................................................................    13
           3  Legal Proceedings...............................................................................    14
           4  Submission of Matters to a Vote of Security Holders.............................................    14
           Executive Officers of the Registrant...............................................................    14

Part II.   5  Market for the Registrant's Common Equity and Related Stockholder Matters.......................    16
           6  Selected Financial Data.........................................................................    16
           7  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    16
           8  Financial Statements and Supplementary Data.....................................................    16
           9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    16

Part III.  10  Directors and Executive Officers of the Registrant.............................................    16(a)
           11  Executive Compensation.........................................................................    17(a)
           12  Security Ownership of Certain Beneficial Owners and Management.................................    17(a)
           13  Certain Relationships and Related Transactions.................................................    17

Part IV.   14  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    17

Signatures....................................................................................................    18

------------

 (a) These items are omitted since the Registrant will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors not later than 120 days after December 31, 1996. Certain other information relating to the Executive Officers of the Registrant appears at pages 14 and 15 of this Report.

                                    PART I.

ITEM 1. BUSINESS

     AlliedSignal Inc. (with its consolidated subsidiaries referred to in this Report as the Company) was organized in the State of Delaware in 1985. The Company is the successor to Allied Corporation, which was organized in the State of New York in 1920.

     AlliedSignal is an advanced technology and manufacturing company serving customers worldwide with aerospace and automotive products, chemicals, fibers, plastics and advanced materials. The Company's operations are conducted under three business segments: Aerospace, Automotive and Engineered Materials.

AEROSPACE

     The Aerospace segment is among the world's largest manufacturers and suppliers of advanced technology products and services for the military, commercial and general aviation, and space markets.

     Following is a description of the major Aerospace businesses:

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS           COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ----------------
Engines              Turbine propulsion           TFE731 turbofan            Business, regional          Pratt & Whitney
                     engines                      TPE331 turboprop             and military trainer        Canada
                                                  TFE1042 turbofan             aircraft                  Rolls-
                                                  LF507 turbofan             Commercial and military       Royce/Allison
                                                  CFE738 turbofan              helicopters                 Engine Company
                                                  T53, T55                   Military vehicles           Turbomeca
                                                  LT101 turboshaft           Commercial and military
                                                  T800 turboshaft              marine craft
                                                  AGT1500 turboshaft
                                                  TF40 turboshaft
                     ----------------------------------------------------------------------------------------------------
                     Auxiliary power units        Airborne auxiliary         Commercial and              Pratt & Whitney
                     (APUs)                         power units                military aircraft           Canada
                                                  Jet fuel starters          Ground power                Sundstrand
                                                  Secondary power
                                                    systems
                                                  Ground power units
                     ----------------------------------------------------------------------------------------------------
                     Repair and overhaul          Engine and APU             Commercial and military     Airlines
                                                    repair, overhaul and       aircraft, marine and      Independent
                                                    spare part sales           land propulsion             service
                                                                               vehicles.                   providers
-------------------------------------------------------------------------------------------------------------------------
Aerospace            Environmental control        Air conditioning           Commercial, business        Hamilton
Equipment            systems(ECS)                   systems                    and general                 Standard
Systems                                           Bleed air control            aviation aircraft         Intertechnique
                                                    systems                  Military aircraft           Liebherr
                                                  Cabin pressure systems     Spacecraft                  Nord Micro
                                                  Environmental and                                      Parker Hannifin
                                                    thermal control for                                  Sundstrand
                                                    spacecraft
                                                  Smoke detection
                                                    systems
                                                  ECS and component repair,
                                                    overhaul and spare part
                                                    sales
                     ----------------------------------------------------------------------------------------------------
                     Engine systems and           Electronic,                Commercial, military,       ABG Semca
                     accessories                    hydromechanical and        regional and general      Chandler-Evans
                                                    pneumatic gas turbine      aviation aircraft         Hamilton
                                                    engine controls            engines                     Standard
                                                  Digital electronic         Spacecraft                  Lockheed Martin
                                                    engine controls for      Military battle tanks       Lucas
                                                    military battle tanks
                                                  Fuel flow metering
                                                    components
                                                  Pressure transducers
                                                  Engine controls and
                                                    accessories repair,
                                                    overhaul and parts
                                                    sales
                     ----------------------------------------------------------------------------------------------------

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS           COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ----------------

                     Power management and         Electric, hydraulic and    Commercial and              Auxilec
                     generation systems             pneumatic power            military aircraft         Lucas
                                                    generation systems       Ground vehicles             Parker Bertea
                                                  Power distribution and                                 Smiths
                                                    power management                                     Sundstrand
                                                    systems
                                                  Pumps, starters,
                                                    converters, controls,
                                                    electrical actuation
                                                    for flight surfaces
                                                  Pumps, starters,
                                                    converters, generators
                                                    and actuators repair,
                                                    overhaul and parts
                                                    sales
                     ----------------------------------------------------------------------------------------------------
                     Landing systems              Wheels and brakes          Commercial and              Aircraft Braking
                                                  Friction products            military aircraft           Systems
                                                  Brake control systems                                  Dunlop
                                                  Wheel and brake                                        B.F. Goodrich
                                                    overhaul services                                    Messier-Bugatti
-------------------------------------------------------------------------------------------------------------------------
Commercial Avionics  Avionics systems             Flight safety systems:     Commercial, business        Garmin
Systems                                             Enhanced Ground            and general aviation      Honeywell
                                                      Proximity Warning      Government aviation         Narco
                                                      Systems (EGPWS)                                    Rockwell/Collins
                                                    Traffic Alert and                                    Sextant
                                                      Collision Avoidance                                Trimble
                                                      Systems (TCAS)
                                                    Windshear detection
                                                      and weather radar
                                                      systems
                                                    Flight data and cockpit
                                                      voice recorders
                                                  Communication and
                                                    navigation systems
                                                  Flight controls
                                                  Flight management systems
                                                  Data management and
                                                    aircraft performance
                                                    monitoring systems
                                                  Air-to-ground telephones
                                                  Cockpit displays
                                                  Global positioning
                                                    systems
-------------------------------------------------------------------------------------------------------------------------
Electronic Systems   Avionics systems             Automatic flight control   Military aviation           Honeywell
                                                    systems                  Launch vehicles             Kaiser
                                                  Cockpit display systems    Space subsystems            Lear Astronics
                                                  Navigation systems                                     Lockheed Martin
                                                  Identification systems                                 Rockwell/Collins
                                                  Integrated systems                                     Smiths
                                                  Vehicle management
                                                    systems
                     ----------------------------------------------------------------------------------------------------
                     Automatic test systems       Computer-controlled        U.S. Government and         GDE Systems
                                                    automatic test systems     international logistics   Honeywell
                                                  Functional testers and       centers                   Litton
                                                    ancillaries              Military aviation           Lockheed Martin
                                                                                                         Northrop Grumman
                     ----------------------------------------------------------------------------------------------------
                     Guidance systems             Inertial sensors/systems   Military and                Astronautics-
                                                    and star sensors/          commercial vehicles         Kearfott
                                                    systems for guidance,    Commercial spacecraft       Ball
                                                    stabilization,             and launch vehicles       Honeywell
                                                    navigation and control   Energy                      Litton
                                                                             Transportation              Rockwell/Collins
                                                                             Missiles
                                                                             Munitions
                                                                             Underwater
                     ----------------------------------------------------------------------------------------------------

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS           COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ----------------

                     Tactical command,            Combat identification      Military aviation           GM Hughes/
                     control, communications,       systems                  Military communications       Magnavox
                     computers and                  ('Identification Friend  Civil communications        Harris
                     intelligence                   or Foe' (IFF))           Commercial information      Litton
                                                  Commercial information       security                  Lockheed Martin
                                                    security equipment                                   Motorola
                                                  Satellite communication                                Raytheon/
                                                    terminals (SATCOM)                                     E-Systems
                                                  Secured communication                                  Rockwell/Collins
                                                    equipment (INFOSEC)                                  Thomson-CSF/
                                                                                                           Hazeltine
                     ----------------------------------------------------------------------------------------------------
                     Radar systems                Aircraft precision         Global and U.S. airspace    GM Hughes
                                                    landing                    agencies                  Motorola
                                                  Ground surveillance        Military aviation           Raytheon
                                                  Target detection devices   Military missiles           Rockwell
                                                                                                         Thomson-CSF
                     ----------------------------------------------------------------------------------------------------
                     Underwater detection         Acoustic towed arrays      Military aviation           GM Hughes
                     systems                      Dipping sonars             Submarines and surface      Lockheed Martin
                                                  Mine countermeasures         ships                     Northrop Grumman
                                                  Mine warfare systems                                   Raytheon
                                                                                                         STN/Atlas
                                                                                                         Thomson-CSF
-------------------------------------------------------------------------------------------------------------------------
Government           Management and technical     Maintenance/operation of   U.S. and foreign            Computer
Services             services                       space systems and          government space and        Sciences
                                                    facilities                 communications            Dyncorp
                                                  Systems engineering,         facilities                Lockheed Martin
                                                    integration and                                      Raytheon
                                                    training                                             SAIC
                                                    services
                                                  Management of data
                                                    processing facilities
-------------------------------------------------------------------------------------------------------------------------

     The Aerospace segment serves key military and commercial components of the aviation, defense and space markets with a broad array of systems, subsystems, components and services. It designs, develops, manufactures, markets and services hundreds of products found on all types of aircraft, from single-piston engine aircraft, business aircraft and wide-bodied 'jumbos' flown by the world's commercial airlines, to trainers, transports, bombers, fighters and helicopters used by the U.S. and other countries for national defense. The Company's global business consists primarily of original equipment (OE) sales and an extensive aftermarket business, including spare parts, maintenance and repair, and retrofitting. Worldwide customers include the U.S. and foreign governments, all of the major airframe and engine manufacturers, including Boeing, McDonnell Douglas, Lockheed Martin, Airbus Industrie, Aero International (Regional), Raytheon, Israeli Aircraft Industries, Northrop Grumman, British Aerospace, Cessna, Fairchild/Dornier, Dassault, Gulfstream, Bombardier, Rockwell International, Pratt & Whitney, General Electric and Rolls-Royce, as well as the world's leading airlines and business aircraft and general aviation aircraft operators, and dealers and distributors of general aviation products. The Company also provides field engineering management and technical support services to Boeing, the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD), the U.S. Department of Energy, other federal civilian agencies as well as state and local governments and other commercial entities.

     The Company is affected by U.S. Government budget constraints for defense and space programs as well as the level of production of commercial, business and general aviation aircraft which are impacted by business cycles and world economic conditions. Growth in the Company's commercial business for aerospace products is expected, over the long term, to help mitigate the reductions in U.S. defense spending. Moreover, aerospace sales are not dependent on any one key defense program or commercial customer. However, contract awards by aircraft manufacturers can be canceled or reduced if aircraft orders are cut back. Aerospace's products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities.

     In 1996, world defense spending flattened after declining in prior years. The Company believes that the cyclical downturn for the commercial aircraft industry reached bottom in 1995. A slight improvement was seen in the second half of 1996 and this growth is expected to significantly accelerate in 1997. Most major U.S. and international airlines operated in an improving economic environment. The modest turnaround for the airline industry that began in the second half of 1993, continued in 1994 and strengthened significantly in 1995 and 1996. The regional airlines experienced strong traffic growth and new regional aircraft orders were higher in 1996. The high-end business aviation market showed moderate growth and the commercial aftermarket spare parts and repair and overhaul business showed strong growth during 1996.

     Sales to the U.S. Government, acting through its various departments and agencies and through prime contractors, amounted to $1,833 million for 1996 and $1,806 million for 1995, which includes sales to the DoD of $1,237 million in 1996 and $1,205 million in 1995. Approximately 55% and 54% of sales to the U.S. Government in 1996 and 1995, respectively, were made under fixed-price contracts in which the Company agrees to perform a contract for a fixed price and retains for itself any benefits of cost savings or must bear the burden of cost overruns.

     Government   contracts  and,   in  general,   subcontracts  thereunder  are
terminable, in whole or in part, for default or for convenience by the government or the higher level contractor if deemed in their best interest. Upon termination for convenience, the contractor is normally entitled to reimbursement for allowable costs and to an allowance for profit. However, if the contract is terminated because of the contractor's default, the contractor may not recover all of its costs and may be liable for any excess costs incurred by the government in procuring undelivered items from another source.

     In addition to the right of the government to terminate, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the prime contract is usually partially funded and additional funds are normally only appropriated to the contract by Congress in future years. Fixed-price subcontracts are normally fully funded, but are subject to convenience termination if the prime contract is not funded.

     The Company, as are other government contractors, is subject to government investigations of business practices and compliance with government procurement regulations. Although such regulations provide that a contractor may be suspended or debarred from government contracts under certain circumstances, and the outcome of pending government investigations cannot be predicted with certainty, management is not currently aware of any such investigations that it expects will have a material adverse effect on the Company. In addition, the Company carries out proactive compliance programs focused on areas of potential exposure.

     Orders for certain products sold to general and commercial aviation customers mainly consist of relatively short-term and frequently renewed commitments. Government procurement agencies generally issue contracts covering relatively long periods of time. Total backlog for products and services for both government and commercial contracts was $4,514 million at December 31, 1996 and $4,523 million at December 31, 1995 of which U.S. and foreign government orders were $1,906 million and $1,871 million for the respective years. The Company anticipates that approximately $3,562 million of the total 1996 backlog will be filled during 1997.

     The Aerospace segment's international operations consist primarily of exporting U.S. manufactured products and systems, performance of services that include operating aircraft repair and overhaul facilities, and licensing activities. The principal manufacturing facility outside of the U.S. is in Canada.

AUTOMOTIVE

     The Automotive segment designs, engineers, manufactures and distributes systems and components for worldwide vehicle manufacturers and aftermarket customers.

     Following is a description of the major Automotive businesses:

    MAJOR BUSINESSES              PRODUCT CLASSES            MAJOR PRODUCTS            MAJOR MARKETS                COMPETITORS
-------------------------    -------------------------    ---------------------  --------------------------    ---------------------
Automotive Aftermarket       Filters                      Oil, air, fuel,        Automotive and heavy          AC/Delphi/GM
                                                            transmission and       vehicle aftermarket         Knecht
                                                            coolant filters        channels                    Labinal
                                                          PCV valves                                           Mann & Hummel
                                                                                                               Purolator/Mark IV
                                                                                                               Wix/Dana
                             -------------------------------------------------------------------------------------------------------

    MAJOR BUSINESSES              PRODUCT CLASSES            MAJOR PRODUCTS            MAJOR MARKETS                COMPETITORS
-------------------------    -------------------------    ---------------------  --------------------------    ---------------------

                             Electronic components        Spark plugs            Automotive aftermarket        AC/Delphi/GM
                                                          Glow plugs               channels                    Belden/Cooper
                                                          Wire and cable                                       Bosch
                                                          Oxygen sensors                                       Champion/Cooper
                                                                                                               Rockwell/Collins
                                                                                                               Eyquem
                                                                                                               NGK
                             -------------------------------------------------------------------------------------------------------
                             Brake components             Disc pads and brake    Automotive and heavy          Abex/Cooper
                                                            linings                vehicle aftermarket         EIS/Standard Motor
                                                          Disc and drum brakes     channels and original       Ferodo/T&N
                                                          Brake hydraulic          equipment service (OES)     Girling/Lucas
                                                            components                                         Lockheed/AP
                                                          Brake fluid                                          Mintex, Textar/BBA
                                                          Brake components                                     Raybestos/Echlin
                                                                                                               Teves/ITT
                             -------------------------------------------------------------------------------------------------------
                             Steering components          Ball-joints            Automotive and heavy          Quinton
                                                          Rack & pinions           vehicle aftermarket           Hazel/Echlin
                                                          Power-steering pumps     channels and OES            ZF
                                                          Power-steering
                                                            components
------------------------------------------------------------------------------------------------------------------------------------
Safety Restraint             Seat belt systems            Seat belt assemblies   Automotive and heavy          Autoliv
Systems                                                   Pretensioners            vehicle original            Takata
                                                          Seat-integrated belts    equipment manufacturers     TRW
                                                                                   (OEMs)
                             -------------------------------------------------------------------------------------------------------
                             Air bag systems              Air bag modules:       Automotive and heavy          Morton International
                                                            Driver                 vehicle OEMs                Takata
                                                            Passenger                                          TRW
                                                          Inflators
                                                          Cushions
------------------------------------------------------------------------------------------------------------------------------------
Turbocharging Systems        Charge-air systems           Turbochargers          Automotive and heavy          Behr/McCord
                                                          Charge-air coolers       vehicle OEMs                Holset
                                                          Aluminum cooling       Engine manufacturers          IHI
                                                            modules              Aftermarket distributors      KKK
                                                          Superchargers            and dealers                 Mitsubishi/MHI
                                                          Remanufactured                                       Modine
                                                            components                                         Schwitzerc
                                                                                                               Valeo
------------------------------------------------------------------------------------------------------------------------------------
Friction Materials           Brake friction               Disc brake pads        Automotive and heavy          Abex/Cooper
                             materials                    Drum brake linings       vehicle OEMs, OES and       Akebono
                                                          Brake blocks             aftermarket channels        BBA Group
                                                                                 Railway and commercial/       Delphi/GM
                                                                                   military aircraft OEMs      Echlin
                                                                                   and brake manufacturers     Ferodo/T&N
                                                                                                               JBI
                                                                                                               Nisshinbo
                                                                                                               Sumitomo
                                                                                                               Teves/ITT
------------------------------------------------------------------------------------------------------------------------------------
Truck Brake Systems          Air brake systems            Anti-lock braking      On-highway medium and         Cummins/Holset
(joint venture)                                             systems (ABS)          heavy truck,                Echlin/Midland-Grau
                                                          Air compressors          bus and trailer OEMs        Rockwell WABCO
                                                          Air valves             Off-highway equipment
                                                          Air dryers               OEMs
                                                          Actuators              Aftermarket distributors
                                                          Truck electronics        and dealers/OES
                                                          Competitive
                                                            remanufactured
                                                            products
------------------------------------------------------------------------------------------------------------------------------------
Filters & Spark Plugs        Filters                      Oil, air,              Automotive and heavy          AC/Delphi/GM
                                                            transmission           vehicle OEMs and OES        Champion Labs/U.I.S.
                                                            and fuel filters       channels                    Purolator/Mark IV
                                                                                                               Wix/Dana
                             -------------------------------------------------------------------------------------------------------
                             Spark plugs                  Spark plugs            Automotive and heavy          AC/Delphi/GM
                                                                                   vehicle OEMs, OES and       Bosch
                                                                                   aftermarket channels        Champion/Cooper
                                                                                                               NGK
                                                                                                               Nippondenso
------------------------------------------------------------------------------------------------------------------------------------

     On April 12, 1996, the Company sold a major component of its worldwide braking business to Robert Bosch Gmbh, a privately held German company, for $1.5 billion in cash, subject to certain post-closing adjustments. Included in the sale were the worldwide light-vehicle and medium-heavy truck hydraulic braking and ABS businesses. These businesses had 1995 sales of approximately $2.0 billion. Excluded from the sale were the brake friction materials business, brake-related sales to the independent aftermarket and the truck brake systems business which is part of a joint venture with Knorr-Bremse AG of Germany.

     In February 1997, the Company and Knorr-Bremse AG, agreed in principle to purchase the heavy-truck air brake systems business of Echlin Inc. in the United States and Europe, as well as Echlin's U.S.-based commercial vehicle friction materials and aftermarket brake shoe relining operations. The businesses to be acquired have sales of about $320 million. The proposed acquisition is subject to review by government agencies in the U.S. and Europe.

     Automotive operations are located in the U.S., Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, South Korea, Spain and the United Kingdom. Distribution and marketing are conducted in these and numerous other countries as well. The segment's operations outside the U.S. are conducted through various foreign companies in which it has interests ranging from minor to complete control. International operations also include the exporting of U.S. manufactured products and licensing activities. Internationally, products are marketed under the Bendix, Fram, Autolite, Garrett and Jurid trademarks.

     Excluding the impact of the divested braking business from both years, worldwide passenger car and truck OE sales accounted for approximately 50% and 48% in 1996 and 1995, respectively, of the total sales of the Automotive segment with aftermarket sales, including OES sales, accounting for the balance. In 1996 and 1995, Automotive operations outside the U.S. accounted for $1,583 and $1,531 million, respectively, or 43% in both years, of total Automotive sales. Total worldwide sales for 1996 and 1995 to the Company's five largest automotive manufacturing customers amounted to $1,099 and $1,016 million, or 30% and 28%, respectively, of total Automotive sales.

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

ENGINEERED MATERIALS

     The Engineered Materials segment manufactures chemicals, fibers, plastics and advanced materials with applications for numerous industries, including automotive, carpeting, refrigeration, construction, electronics, computers and utilities.

     Following is a description of the major Engineered Materials businesses:

  MAJOR BUSINESSES            PRODUCT CLASSES           MAJOR PRODUCTS/SERVICES           MAJOR MARKETS             COMPETITORS
---------------------    ----------------------       ---------------------------   --------------------------    ----------------
Polymers                 Carpet fiber                  Nylon filament and staple     Residential, commercial      BASF
                                                         yarns                         and various specialty      Beaulieu
                                                                                       markets                    Du Pont
                                                                                                                  Monsanto
                                                                                                                  Novalis
                         ----------------------------------------------------------------------------------------------------------
                         Industrial fiber              Industrial nylon and          Passenger car and truck      Akzo
                                                         polyester yarns               tires                      Du Pont
                                                                                     Auto and light truck         Hoechst/Celanese
                                                                                       seatbelts and airbags      Kolon
                                                                                     Broad woven fabrics          Rhone-Poulenc
                                                                                     Ropes and mechanical         Tong Yang
                                                                                       rubber goods
                                                                                     Luggage
                         ----------------------------------------------------------------------------------------------------------





  MAJOR BUSINESSES  PRODUCT CLASSES     MAJOR PRODUCTS/SERVICES       MAJOR MARKETS         COMPETITORS
------------------  ---------------     -----------------------       -------------         -------------

                  Chemical              Caprolactam                   Nylon for fibers,            BASF
                  intermediates         Phenol                          engineered resins and      DSM
                                        Acetone                         film                       Du Pont
                                        Ammonium sulfate              Methyl methacrylate          Enichem
                                        Hydroxylamine                   (MMA)                      Monsanto
                                        Alphamethyl styrene           Phenol resins                Phenol Chemie
                                        Cyclohexanol                  Fertilizer ingredients       Rhone-Poulenc
                                        Cyclohexanone                 Specialty chemicals          Ube
                                        Adipic acid                   Vitamins
                                                                      Carbonization
                  --------------------------------------------------------------------------------------------------

                  Engineering           Thermoplastic nylon           Food and                     BASF
                  plastics               resins                        pharmaceutical              Bayer
                                        Thermoplastic resin            packaging                   Du Pont
                                         alloys and blends            Engine housings              General Electric
                                        Post-consumer                  (e.g., electric             Hoechst/Celanese
                                         recycled PET resins           hand tools, chain           Monsanto
                                        Recycled nylon                 saws)
                                         resins                       Automotive body
                                                                        components
                                                                       Office furniture
                                                                       Electrical and
                                                                        electronics
                  -------------------------------------------------------------------------------------------------
                  Textile nylon         Fine denier nylon             Hosiery                      BASF
                                         yarns                        Lingerie                     Du Pont/Akra
                                                                      Active wear                  FCFC
                                                                      Recreational                 Fibra
                                                                       equipment                   Nylstar
                                                                      Luggage
                  -------------------------------------------------------------------------------------------------
                  Spectra performance   Spectra'r' (extended          Cordage for                  Akzo
                  materials              chain polyethylene)           commercial,                 DSM
                                        Spectra Shield'r'              fishing and                 Du Pont
                                         (polyethylene)                recreational                OCF
                                        Shield composites              use
                                        Spectra Fusion'r'             Sports equipment
                                         (fishing line)                composites
                                        Gold Shield'r'                Bullet resistant
                                         (Aramid)                      vests,
                                                                       helmets and heavy
                                                                       armor
                                                                      Cut resistant
                                                                       industrial
                                                                       gloves
                                                                      Sailcloth
-------------------------------------------------------------------------------------------------------------------
Electronic        Multilayer circuitry  Laminates                     Military                     ADI/Isola
 Materials        materials             Prepregs                      Telecommunications           Nanya
                                        Copper foil                   Automotive                   Nelco
                                                                      Computers                    Polyclad
                                                                      Consumer electronics
                  -------------------------------------------------------------------------------------------------
                  Copper-clad rigid     Laminates                     Military                     ADI/Isola
                  laminates for                                       Telecommunications           General Electric
                  circuitry                                           Automotive                   Nanya
                                                                      Computers                    Nelco
                                                                      Consumer electronics         Polyclad
                  -------------------------------------------------------------------------------------------------
                  Advanced              Materials for                 Semiconductors               Tokyo-Ohka
                  microelectronic        computer chip                Microelectronics
                  materials              manufacturing
                  -------------------------------------------------------------------------------------------------
                  Amorphous metals      Amorphous metal               Electrical                   Allegheny-Ludlum
                                         ribbons and                   distribution                 Steel
                                         components                    transformers                Armco Steel
                                                                      High frequency               Kawasaki Steel
                                                                       electronics                 Nippon Steel
                                                                      Metal joining                Toshiba
                                                                      Theft deterrent              Vacuum Smelze
-------------------------------------------------------------------------------------------------------------------
Specialty         Performance           Low-molecular weight          Textiles                     BASF
 Chemicals         additives             polyethylene                 Plastics                     Eastman Chemical
                                        Polymer additives             Adhesives                    Hoechst/Celanese
                                                                      Polish                       Mitsui
                                                                      Coatings
                                                                      Inks
                                                                      Cosmetics
                  -------------------------------------------------------------------------------------------------
                  Performance           Custom chemicals              Agricultural and             BASF
                   chemicals            Specialty silanes              pharmaceutical              DSM
                                        Crosslinking agents            intermediates
                                        Fine organic and              Metal, glass,
                                         inorganic chemicals           plastic processing
                                        Technical                     Coatings, adhesives
                                         preservatives                 and sealants
                                        Pigments and dyes             Photographics,
                                        Electronic and                 graphics and
                                         laboratory                    security printing
                                         chemicals                    Other industrial
                                                                       applications
                  -------------------------------------------------------------------------------------------------






MAJOR BUSINESSES    PRODUCT CLASSES     MAJOR PRODUCTS/SERVICES       MAJOR MARKETS        COMPETITORS
----------------  --------------------  -----------------------     ------------------    -----------




                  Hydrofluoric acid     Anhydrous and               Fluorocarbons         Du Pont
                   (HF)                  aqueous                    Steel                 Norfluor
                                         hydrofluoric acid          Oil refining          Quimaco Fluor
                                        Ultra-high purity           Chemical
                                         hydrofluoric acid           intermediates
                                                                    Electronics
                  ----------------------------------------------------------------------------------------

                  Fluorocarbons         Genetron'r'                 Refrigeration         Atochem
                                         refrigerants,              Air conditioning      Du Pont
                                         aerosol and                Polyurethane foam     ICI
                                         insulation foam            Rigid-board
                                         blowing                     insulation
                                         agents                     Electronics
                                        Genesolv'r' solvents        Optical
                                        Oxyfume sterilant           Metalworking
                                         gases                      Hospitals
                                                                    Medical equipment
                                                                     manufacturers
                  ------------------------------------------------------------------------------------
                  Fluorine specialties  Sulfur hexafluoride         Resins                Air Products
                                         (SF6)                      Lubricants            Asahi Glass
                                        Boron trifluoride           Fibers catalysts      Atochem
                                         (BF3)                                            Ausimont
                                        Iodine pentafluoride                              Kanto Denka
                                         (IF5)                                             Kogyo
                                        Antimony                                          Solvay Fluor
                                         pentafluoride
                                         (SbF5)
                  ---------------------------------------------------------------------------------------
                  Nuclear services      UF6 conversion              Nuclear fuel          British Nuclear
                                         services                   Electric utilities     Fuels
                                                                                          Cameco (Canada)
                                                                                          Cogema (France)
                                                                                          Tennex (Russia)
                  ---------------------------------------------------------------------------------------
                  UOP (joint venture):  Processes                   Petroleum,            ABB Lummus
                  Process technology    Catalysts                    petrochemical, gas    Global
                  Refining products     Molecular sieves             processing and       Criterion
                  Gas processing        Adsorbents                   chemical industries  IFP (France)
                  processes and         Design of process                                 Procatalyse
                  equipment              plants and                                        (France)
                                         equipment                                        Stone & Webster
                                                                                          Zeochem
----------------------------------------------------------------------------------------------------------

     Engineered Materials' three major businesses are aligned around markets, customers and common technologies. Brand identity, service to customers and quality are important competitive factors in the market and there is considerable price competition.

     The Montreal Protocol (Protocol), which was signed by the United States, regulates worldwide chlorofluorocarbons (CFC) production and consumption. With few exceptions, the Protocol required 100% elimination of fully halogenated CFC production by industrialized countries as of December 31, 1995. The amended U.S. Clean Air Act also regulates CFCs and similarly required that most U.S. production of CFCs be phased out by the end of 1995. The Company completed its efforts to develop environmentally safer fluorocarbon products and replaced its CFC product line. The Company has commercialized key CFC substitute products in various applications, including automotive air conditioning and residential, commercial and industrial refrigeration. The Company is continuing its research and development efforts in view of the changing regulatory environment in which it operates. The Company cannot predict the impact of possible future regulatory issues.

     Engineered Materials operations are mainly located in the U.S., France and Germany. Polymers and Specialty Chemicals manufacturing facilities are also located in the Netherlands; Electronic Materials maintains facilities in
Southeast Asia, including Taiwan, Singapore, Thailand and South Korea. Engineered Materials also has significant exports worldwide.

     The Engineered Materials segment also includes the following other businesses: carbon materials, environmental catalysts and specialty films. The carbon materials business produces binder pitch for electrodes for the aluminum and carbon industries, creosote oils as preservatives for the wood products and carbon black markets, refined naphthalene as a chemical intermediate, and driveway sealer tar and roofing pitch for the construction industry. The environmental catalysts business is a major worldwide supplier of catalysts used in catalytic converters for automobiles. In November 1994, the Company and General Motors Corporation formed a joint venture to produce coated automotive catalytic converter substrates. Major products in the specialty films business include cast nylon (Capran'r'), biaxially oriented nylon film (Capran Emblem'r') and fluoropolymer film (Aclar'r'). Specialty film markets include food, pharmaceutical, and other packaging and industrial applications.

SEGMENT FINANCIAL DATA

     Note 25 (Segment Financial Data) of Notes to Financial Statements in the Company's 1996 Annual Report to shareowners is incorporated herein by reference.

DOMESTIC AND FOREIGN FINANCIAL DATA

     Note 26 (Geographic Areas -- Financial Data) of Notes to Financial Statements in the Company's 1996 Annual Report to shareowners is incorporated herein by reference.

OTHER RECENT DEVELOPMENTS

     The Company has undertaken certain repositioning actions that require employee and asset relocation, plant integration and capital improvements. The repositioning actions are generally expected to be completed by 1998.

FOREIGN ACTIVITIES

     The Company's foreign businesses are subject to the usual risks attendant upon investments in foreign countries, including nationalization, expropriation, limitations on repatriation of funds, restrictive actions by local governments and changes in foreign currency exchange rates.

     The Company's principal foreign manufacturing operations are in Australia, Brazil, Canada, France, Germany, Ireland, Italy, Japan, Mexico, Portugal, South Korea, Spain, Singapore, Taiwan, the Netherlands and the United Kingdom. The Company maintains sales and business offices in these and various other countries, including Austria, Belgium, China, Denmark, Finland, Hong Kong, India, New Zealand, Norway, Sweden and Turkey as well as warehousing, distribution and aircraft repair and overhaul facilities to support foreign operations and export sales. Further information about foreign activities is discussed in the segment narratives.

RAW MATERIALS

     The principal  raw  materials  used  by  the  Company's  segments  include:
Aerospace -- carbon fiber; electronic, optical and mechanical component parts and assemblies; electronic and electromechanical devices and metallic products; Automotive -- castings, forgings, steel and bar stock, copper, aluminum, platinum and titanium and Engineered Materials -- cumene, natural gas, sulfur, terephthalic acid, ethylene and ethylene glycol, fluorspar, HF, carbon tetrachloride, chloroform, nylon resins, fiberglass, copper foil, platinum, rhodium and coal tar pitch. The Company is producing virtually all of its HF and nylon resin requirements. The principal raw materials used in the Company's operations are generally readily available. The Company is dependent on its suppliers and subcontractors in order to meet commitments to its customers, and many major components and product equipment items are procured or subcontracted with a number of domestic and foreign companies. The Company maintains a qualification and performance surveillance process to control risk associated with such reliance on third parties. The Company believes that sources of supply for raw materials and components are generally adequate.

PATENTS AND TRADEMARKS

     The Company owns approximately 9,500 patents or pending patent applications and is licensed under other patents covering certain of its products and processes. It believes that, in the aggregate, the rights under such patents and licenses are generally important to its operations, but does not consider that any patent or patent license agreement or group of them related to a specific process or product is of material importance in relation to the Company's total business.

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

     Research and development expense totaled $345, $353 and $318 million in 1996, 1995 and 1994, respectively. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $536, $536 and $486 million in 1996, 1995 and 1994, respectively.

ENVIRONMENT

     The Company is subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is the Company's policy to comply with these requirements and the Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its business. Some risk of environmental damage is, however, inherent in certain operations and products of the Company, as it is with other companies engaged in similar businesses. See the description of the Engineered Materials segment, above, for information regarding regulation of CFCs.

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

     Capital expenditures for environmental control facilities at existing operations were $43 million in 1996. The Company estimates that during each of the years 1997 and 1998 such capital expenditures will be in the $55 to $60 million range. In addition to capital expenditures, the Company has incurred and will continue to incur operating costs in connection with such facilities.

     Reference is made to Management's Discussion and Analysis at page 21 of the Company's 1996 Annual Report to shareowners, incorporated herein by reference, for further information regarding environmental matters.

EMPLOYEES

     The Company had an aggregate of 76,600 salaried and hourly employees at December 31, 1996. Approximately 53,200 were located in the United States, and, of these employees, about 25% were unionized employees represented by various local or national unions.

ITEM 2.   PROPERTIES

     The Company has 339 locations consisting of plants, research laboratories, sales offices and other facilities. The plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. The properties are generally maintained in good operating condition. Utilization of these plants may vary with government spending and other business conditions; however, no major operating facility is significantly idle. The facilities, together with planned expansions, are expected to meet the Company's needs for the foreseeable future. The Company owns or leases warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. It also leases space for administrative and sales staffs. The Company's headquarters and administrative complex are located at Morris Township, New Jersey.

     The principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                   AEROSPACE

Phoenix, AZ (4 plants, 3 fully leased, 1 partially leased)
Tempe, AZ
Tucson, AZ (partially leased)
Torrance, CA (partially leased)
Stratford, CT (owned by the U.S. Government and managed by the Company) South Bend, IN
Lawrence, KS
Olathe, KS
Columbia, MD
Towson, MD
Teterboro, NJ
Rocky Mount, NC
Rexdale, Ont., Canada (partially leased)
Raunheim, Germany

                                   AUTOMOTIVE

Greenville, AL
Torrance, CA
Fostoria, OH
Greenville, OH
Jackson, TN
Maryville, TN
Conde, France
Thaon-Les-Vosges, France
Colleferro, Italy
Glinde, Germany
Skelmersdale, United Kingdom

                              ENGINEERED MATERIALS

Metropolis, IL
Baton Rouge, LA
Geismar, LA
Moncure, NC
Philadelphia, PA
Pottsville, PA
Columbia, SC
Chesterfield, VA
Hopewell, VA
Longlaville, France
Seelze, Germany

ITEM 3.   LEGAL PROCEEDINGS

     The first and second paragraphs of Note 21 (Commitments and Contingencies) of Notes to Financial Statements at page 35 of the Company's 1996 Annual Report to shareowners are incorporated herein by reference.

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

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------

Lawrence A. Bossidy (a), 61      Chairman  of the  Board since January  1992. Chief Executive  Officer of the
              1991                 Company since July 1991.
John W. Barter, 50               Executive  Vice  President  and  President,  AlliedSignal  Automotive  since
              1985                 October  1994. Senior Vice President and Chief Financial Officer from July
                                   1988 to September 1994.
Daniel P. Burnham, 50            Executive Vice President and President, AlliedSignal Aerospace since January
              1991                 1992.
Frederic M. Poses, 54            Executive Vice President  and President,  AlliedSignal Engineered  Materials
              1988                 since April 1988.

------------
 (a) Also a director.

                                                  (table continued on next page)

(table continued from previous page)

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------

Peter M. Kreindler, 51           Senior  Vice President, General  Counsel and Secretary  since December 1994.
              1992                 Senior Vice  President and  General Counsel  from March  1992 to  November
                                   1994. Senior Vice President and General Counsel-Elect from January 1992 to
                                   February 1992.
Donald J. Redlinger, 52          Senior  Vice President -- Human  Resources and Communications since February
              1991                 1995. Senior  Vice  President --  Human  Resources from  January  1991  to
                                   January 1995.
Paul R. Schindler, 55            Senior  Vice  President  --  International since  August  1993.  Chairman of
              1993                 Imperial Chemical  Industries  Asia/Pacific (chemical  manufacturer)  from
                                   April 1991 to July 1993.
James E. Sierk, 58               Senior Vice President -- Quality and Productivity since January 1991.
              1991
Richard F. Wallman, 45           Senior  Vice President  and Chief Financial  Officer since  March 1995. Vice
              1995                 President and Controller  of International Business  Machines Corp.  (IBM)
                                   (manufacturer of information-handling systems) from April 1994 to February
                                   1995. General Assistant Controller of IBM from October 1993 to March 1994.
                                   Assistant   Controller  --  Sales  &  Marketing  of  Chrysler  Corporation
                                   (automobile manufacturer) from April 1989 to September 1993.
Kenneth W. Cole, 49              Vice President -- Government Relations since January 1989.
              1989
Catharine M. deLacy, 39          Vice President,  Health,  Safety and  Environmental  since July  1995.  Vice
              1995                 President  --  Health, Safety  and  Environmental of  Occidental Petroleum
                                   Corporation (oil and gas explorer, developer, producer and marketer)  from
                                   April  1993 to  June 1995. Director  -- Environmental  Affairs & Technical
                                   Support of Occidental Petroleum Corporation from May 1990 to March 1993.
Robert F. Friel, 41              Vice President and  Treasurer since September  1996. Vice President  Finance
              1996                 and  Administration, AlliedSignal Engines  from June 1992  to August 1996.
                                   Assistant Treasurer from March 1989 to May 1992.
Nancy A. Garvey, 47              Vice President  and  Controller since  September  1996. Vice  President  and
              1994                 Treasurer    from   February    1994   to   August    1996.   Staff   Vice
                                   President -- Investor Relations from November 1989 to January 1994.
Larry E. Kittelberger, 48        Vice President and  Chief Information Officer  since August 1995  (Executive
              1996                 Officer  since February  1996). Corporate Chairman  -- Information Officer
                                   Leadership Committee of Tenneco Inc. (diversified industrial concern) from
                                   June 1989 to July 1995.
Frederick H. McClintock, 60      Vice  President   --  Materials   Management  since   February  1996.   Vice
              1996                 President  -- Materials Management AlliedSignal  Aerospace from March 1992 to January 1996. Owner and operator of Global Supply Institute (consulting business) from June 1990 to February 1992.

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market and dividend information for the Registrant's common stock is contained in Note 27 (Unaudited Quarterly Financial Information) of Notes to Financial Statements at page 38 of the Company's 1996 Annual Report to shareowners, and such information is incorporated herein by reference.

     The number of record holders of the Registrant's common stock is contained in the statement 'Selected Financial Data' at page 39 of the Company's 1996 Annual Report to shareowners, and such information is incorporated herein by reference.

     On July 10, 1996, the Company acquired Electron Vision Inc. in exchange for 148,941 shares of common stock. Because the fairness of this transaction had been approved by the California Department of Corporations, the transaction was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the 'Act').

     On October 3, 1996, in exchange for 143,355 shares of its common stock, the Company acquired the assets of Lori, Inc. from The Nordam Group Inc. ('Nordam'). Because Nordam is an 'accredited investor' within the meaning of Rule 501(a)(3) under the Act, the common shares of the Company transferred to Nordam in this transaction were not registered under the Act, in reliance on Rule 506 under the Act.

ITEM 6.   SELECTED FINANCIAL DATA

     The information included under the captions 'For the Year' and 'At Year-End' in the statement 'Selected Financial Data' at page 39 of the Company's 1996 Annual Report to shareowners is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     'Management's Discussion and Analysis' on pages 19 through 25 of the Company's 1996 Annual Report to shareowners is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 31, 1997 appearing on pages 26 through 38 of the Company's 1996 Annual Report to shareowners, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6 and 7, the 1996 Annual Report to shareowners is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Registrant, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1996, and such information is incorporated herein by reference. Certain other information relating to Executive Officers of the Registrant appears at pages 14 and 15 of this Form 10-K Annual Report.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 Not Applicable

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      PAGE IN
                                                                                                  ANNUAL REPORT TO
                                                                                                    SHAREOWNERS
                                                                                                  ----------------
(a)(1.) Index to Consolidated Financial Statements:
          Incorporated by reference to the 1996 Annual Report to shareowners:
          Report of Independent Accountants....................................................          38
          Consolidated  Statement of  Income for  the years ended  December 31,  1996, 1995 and
           1994................................................................................          26
          Consolidated Statement of Retained  Earnings for the years  ended December 31,  1996,
           1995 and 1994.......................................................................          26
          Consolidated Balance Sheet at December 31, 1996 and 1995.............................          27
          Consolidated  Statement of Cash Flows for the years ended December 31, 1996, 1995 and
           1994................................................................................          28
          Notes to Financial Statements........................................................          29

(a)(2.) Consolidated Financial Statement Schedules

     The two financial statement schedules applicable to the Company have been omitted because of the absence of the conditions under which they are required.

(a)(3.) Exhibits

     See the Exhibit Index to this Form 10-K Annual Report. The following exhibits listed on the Exhibit Index are filed with this Form 10-K Annual
Report:

EXHIBIT NO.                                          DESCRIPTION
-----------   -----------------------------------------------------------------------------------------
   10.2       Deferred Compensation Plan for Non-Employee Directors of
                AlliedSignal Inc., as amended
   10.3       Retirement Plan for Non-Employee Directors of AlliedSignal Inc.,
                as amended
   13         Pages  19  through  39  (except  for the  data  included  under  the  captions 'Financial
                Statistics' on page 39) of the Company's 1996 Annual Report to shareowners
   21         Subsidiaries of the Registrant
   23         Consent of Independent Accountants
   24         Powers of Attorney
   27         Financial Data Schedule

     The exhibits identified in the Exhibit Index with an asterisk(*) are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

     During the three months ended December 31, 1996, reports on Form 8-K were filed on November 26 and December 16, in each case reporting, under Item 9, unregistered sales of the Company's Common Stock in reliance on Regulation S under the Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AlliedSignal Inc.

February  28, 1997                            By:     /s/ NANCY A. GARVEY
                                              ----------------------------------
                                                       Nancy A. Garvey
                                                Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                    Name                                          Name
-----------------------------------------  ------------------------------------

                    *                                       *
----------------------------------------- -------------------------------------
           Lawrence A. Bossidy                      Ivan G. Seidenberg
Chairman of the Board and Chief Executive                Director
          Officer and Director

                    *                                        *
----------------------------------------- -------------------------------------
            Hans W. Becherer                         Andrew C. Sigler
                Director                                 Director

                    *                                        *
----------------------------------------- -------------------------------------
              Ann M. Fudge                           John R. Stafford
                Director                                 Director

                    *                                        *
----------------------------------------- -------------------------------------
             Paul X. Kelley                         Thomas P. Stafford
                Director                                 Director

                    *                                        *
----------------------------------------- -------------------------------------
            Robert P. Luciano                        Robert C. Winters
                Director                                 Director

                    *                                        *
----------------------------------------- -------------------------------------
            Robert B. Palmer                           Henry T. Yang
                Director                                 Director

                    *
-----------------------------------------
            Russell E. Palmer
                Director

         /s/ RICHARD F. WALLMAN                     /s/ NANCY A. GARVEY
----------------------------------------- -------------------------------------
           Richard F. Wallman                         Nancy A. Garvey
        Senior Vice President and              Vice President and Controller
         Chief Financial Officer                 (Chief Accounting Officer)


    *By: /s/ RICHARD F. WALLMAN
-----------------------------------------
         (Richard F. Wallman
           Attorney-in-fact)

February 28, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
   3(i)       Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                99.1 to the Company's Form 10-Q for the quarter ended March 31, 1993)
   3(ii)      By-laws of the Company, as amended (incorporated by reference to Exhibit 99.2 to the
                Company's Form 10-Q for the quarter ended March 31, 1993)
   4          The Company is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the
                Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
   9          Omitted (Inapplicable)
  10.1        Master Support Agreement, dated as of February 26, 1986 as amended and restated as of January
                27, 1987, as further amended as of July 1, 1987 and as again amended and restated as of
                December 7, 1988, by and among the Company, Wheelabrator Technologies Inc., certain subsidiaries of Wheelabrator Technologies Inc., The Henley Group, Inc. and Henley Newco
                Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1988)
  10.2*       Deferred Compensation Plan for Non-Employee Directors of AlliedSignal Inc., as amended (filed herewith)
  10.3*       Retirement Plan for Non-Employee Directors of AlliedSignal Inc., as amended (filed herewith)
  10.4*       Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit C to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.5*       1985 Stock Plan for Employees of Allied-Signal Inc. and its Subsidiaries, as amended
                (incorporated by reference to Exhibit 19.3 to the Company's Form 10-Q for the quarter ended
                September 30, 1991)
  10.6*       AlliedSignal  Inc. Incentive Compensation Plan  for Executive Employees, as amended
                (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated March 10,
                1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.7*       Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of AlliedSignal Inc.
                and its Subsidiaries, as amended (incorporated by reference to Exhibit 10.1 to the
                Company's Form 10-Q for the quarter ended March 31, 1995)
  10.8*       1982 Stock Option Plan for Executive Employees of Allied Corporation and its Subsidiaries, as
                amended (incorporated by reference to Exhibit 19.4 to the Company's Form 10-Q for the quarter ended September 30, 1991)
  10.9*       AlliedSignal Inc. Severance Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994)
  10.10*      Salary Deferral Plan for Selected Employees of AlliedSignal Inc. and its Affiliates, as
                amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1995)

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
  10.11*      1993 Stock Plan for Employees of AlliedSignal Inc. and its Affiliates (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.12*      Amended and restated Agreement dated May 6, 1994 between the Company and Lawrence A. Bossidy
                (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended
                June 30, 1994)
  10.13       Five-Year Credit Agreement dated as of June 30, 1995 as amended by and between AlliedSignal
                Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the 'Lenders'), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the
                Lenders (incorporated by reference to Exhibit 10.1 to the Company's Forms 10-Qs for the
                quarters ended June 30, 1995 and June 30, 1996)
  10.14       364-Day Credit Agreement dated as of June 30, 1995 as amended by and between AlliedSignal
                Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the 'Lenders'), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the
                Lenders (incorporated by reference to Exhibit 10.2 to the Company's Forms 10-Qs for the
                quarters ended June 30, 1995 and June 30, 1996)
  11          Omitted (Inapplicable)
  12          Omitted (Inapplicable)
  13          Pages 19 through 39 (except for the data included under the captions 'Financial Statistics' on page 39) of the Company's 1996 Annual Report to shareowners (filed herewith)
  16          Omitted (Inapplicable)
  18          Omitted (Inapplicable)
  21          Subsidiaries of the Registrant (filed herewith)
  22          Omitted (Inapplicable)
  23          Consent of Independent Accountants (filed herewith)
  24          Powers of Attorney (filed herewith)
  27          Financial Data Schedule (filed herewith)
  28          Omitted (Inapplicable)
  99          Omitted (Inapplicable)

------------

     The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.


                            STATEMENT OF DIFFERENCES
                            ------------------------

        The registered trademark symbol shall be expressed as ...... 'r'