Form 10-Q
period 1997-03-31
ALLIEDSIGNAL INC
filed 1997-05-13
CIK 773840

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997
                                        --------------
                              OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number 1-8974
                                        ------

                       AlliedSignal Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

               Delaware                           22-2640650
  -------------------------------              --------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                       07962-2497
  ----------------------------------------             ----------
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

          YES     X                          NO
              ---------                         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Class of Common Stock                           March 31, 1997
---------------------                           ------------------
     $1 par value                               283,011,634 shares

                       AlliedSignal Inc.

                             Index


                                                                  Page No.
                                                                  --------
Part I. -      Financial Information

        Item 1. Condensed Financial Statements:

            Consolidated Balance Sheet -
              March 31, 1997 and December 31, 1996                  3

            Consolidated Statement of Income -
                 Three Months Ended March 31, 1997 and 1996         4

            Consolidated Statement of Cash Flows -
                 Three Months Ended March 31, 1997 and 1996         5

            Notes to Financial Statements                           6

            Report on Review by Independent
                 Accountants                                        7

        Item 2. Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                              8


Part II.-      Other Information

        Item 4. Submission of Matters to a Vote of
                 Security Holders                                   12

        Item 6. Exhibits and Reports on Form 8-K                    13


Signatures                                                          14

                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)

                                             March 31,      December 31,
                                               1997             1996
                                            ------------    ------------
                                                (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                  $ 1,265          $ 1,465
  Short-term investments                         400              301
  Accounts and notes receivable - net
    (Note 2)                                   1,636            1,661
  Inventories - net (Note 3)                   2,050            1,946
  Other current assets                           444              466
                                             -------          -------
          Total current assets                 5,795            5,839
Investments and long-term receivables            446              473
Property, plant and equipment                  8,996            8,976
Accumulated depreciation and
  amortization                                (4,833)          (4,757)
Cost in excess of net assets of
  acquired companies - net                     1,400            1,418
Other assets                                     914              880
                                             -------          -------
  Total assets                               $12,718          $12,829
                                             =======          =======

LIABILITIES
Current Liabilities:
  Accounts payable                           $ 1,135          $ 1,187
  Short-term borrowings                           17               32
  Commercial paper                               516              470
  Current maturities of long-term debt           139              112
  Accrued liabilities                          1,749            1,895
                                             -------          -------
          Total current liabilities            3,556            3,696

Long-term debt                                 1,256            1,317
Deferred income taxes                            590              610
Postretirement benefit obligations
  other than pensions                          1,794            1,787
Other liabilities                              1,332            1,239

SHAREOWNERS' EQUITY
Capital - common stock issued                    358              358
        - additional paid-in capital           2,596            2,547
Common stock held in treasury, at cost        (2,093)          (1,953)
Cumulative translation adjustment                (78)               2
Unrealized holding gain on marketable
    securities                                     6               12
Retained earnings                              3,401            3,214
                                             -------          -------
          Total shareowners' equity            4,190            4,180
                                             -------          -------
  Total liabilities and shareowners' equity  $12,718          $12,829
                                             =======          =======

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                ----------------------
                                                  1997          1996
                                              (Dollars in millions except
                                                  per share amounts)

Net sales                                       $3,327         $3,778
                                                ------         ------
Cost of goods sold                               2,605          3,012
Selling, general and
  administrative expenses                          365            401
                                                ------         ------
            Total costs and expenses             2,970          3,413
                                                ------         ------
Income from operations                             357            365
Equity in income of affiliated companies            41             27
Other income (expense)                              34             --
Interest and other financial charges               (42)           (50)
                                                -------        ------
Income before taxes on income                      390            342
Taxes on income                                    131            117
                                                ------         ------
Net income                                      $  259         $  225
                                                ======         ======
Earnings per share of common
  stock  (Note 5)                               $  .92         $  .80
                                                ======         ======
Cash dividends per share of
  common stock                                   $ .26          $.225
                                                ======         ======


Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
             Consolidated Statement of Cash Flows
                          (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                       -------------------
                                                          1997       1996
                                                          ----       ----
                                                      (Dollars in millions)
Cash flows from operating activities:
   Net income                                            $ 259      $ 225
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization (includes goodwill)     150        168
     Undistributed earnings of equity affiliates            (6)         4
     Deferred income taxes                                  15         14
     (Increase) in accounts and notes receivable            (6)       (77)
     (Increase) in inventories                            (126)      (129)
     Decrease (increase) in other current assets            19         (4)
     Increase (decrease) in accounts payable               (27)        21
     Increase (decrease) in accrued liabilities           (184)         1
     Other                                                  --       (167)
                                                         ------     ------
   Net cash provided by operating activities                94         56
                                                         ------     ------
Cash flows from investing activities:
   Expenditures for property, plant and equipment         (146)      (180)
   Proceeds from disposals of property, plant and
      equipment                                              6         55
   Decrease in other investments                             8         --
   (Increase) in other investments                          --         (3)
   Cash paid for acquisitions                               --        (41)
   Proceeds from sales of businesses                        --         59
   (Increase) in short-term investments                    (99)        --
                                                         ------     ------
   Net cash (used for) investing activities               (231)      (110)
                                                         ------     ------
Cash flows from financing activities:
   Net increase in commercial paper                         46        568
   Net (decrease) in short-term borrowings                 (14)      (315)
   Proceeds from issuance of preferred stock of subsidiary 112         --
   Proceeds from issuance of common stock                   68         62
   Proceeds from issuance of long-term debt                  8          5
   Payments of long-term debt                              (43)       (48)
   Repurchases of common stock                            (123)      (135)
   Cash dividends on common stock                          (72)       (65)
   Other                                                   (45)        --
                                                        ------      -----
   Net cash (used for) provided by
     financing activities                                  (63)        72
                                                        ------      -----
   Net increase (decrease) in cash and cash equivalents   (200)        18
   Cash and cash equivalents at beginning of year        1,465        540
                                                        ------      -----
   Cash and cash equivalents at end of period           $1,265      $ 558
                                                        ======      =====


Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
                 Notes to Financial Statements
                          (Unaudited)
        (Dollars in millions except per share amounts)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1997.

The financial information as of March 31, 1997 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1996.

Note 2.  Accounts and notes receivable consist of the following:

                                          March 31,       December 31,
                                            1997             1996
                                         -----------      ------------
          Trade                            $1,293            $1,330
          Other                               376               362
                                           -------           -------
                                            1,669             1,692
          Less-Allowance for doubtful
          accounts and refunds                (33)              (31)
                                           -------           -------
                                           $1,636            $1,661
                                           =======           =======

Note 3. Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method for certain qualifying domestic inventories and the first-in, first-out (FIFO) or the average cost method for all other inventories.

Inventories consist of the following:

                                             March 31,        December 31,
                                                1997             1996
                                           -------------      ------------
        Raw materials                        $  580             $  538
        Work in process                         831                762
        Finished products                       802                814
        Supplies and containers                  89                 88
                                             -------           --------
                                              2,302              2,202
        Less - Progress payments               (123)              (126)
               Reduction to LIFO cost basis    (129)              (130)
                                             -------           --------
                                             $2,050             $1,946
                                             =======           ========

Note 4. In the first quarter 1997, a subsidiary of the Company issued $112 million of preferred stock to third-party investors. The preferred stock is reflected as a minority interest included as part of Other Liabilities in the Consolidated Balance Sheet.

Note 5. Based on the weighted average number of shares outstanding during each period, as follows: 1997, 283,497,683 shares, and 1996, 282,850,453 shares. There is no material dilutive effect on earnings per share of common stock due to common stock equivalents.

          Report on Review by Independent Accountants
          -------------------------------------------


To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of March 31, 1997, and the consolidated statements of income and of cash flows for the three-month periods ended March 31, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse LLP
4 Headquarters Plaza North
Morristown, NJ  07962

April 24, 1997

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

     Results of Operations
     ---------------------
First Quarter 1997 Compared with First Quarter 1996
---------------------------------------------------

     Net sales in the first quarter of 1997 were $3.3 billion, a decrease of $451 million, or 12%, compared with the first quarter of last year.
Net sales were lower reflecting the sale of the Company's automotive braking business in April 1996. Excluding the braking business, net sales increased $105 million, or 3%. Of this increase, $185 million was due to higher sales volume, mainly by the Aerospace segment. The impact of foreign exchange on the Automotive and Engineered Materials segments reduced sales by $47 million. Selling prices were lower by $38 million, mainly for the Engineered Materials segment.

     Aerospace sales of $1,398 million in the first quarter of 1997 increased $98 million, or 8%, compared with the first quarter of last year. Engines had significantly higher sales from aftermarket parts and repair and overhaul services, as well as higher shipments of original-equipment (OE) auxiliary power units. Aerospace Equipment Systems' sales were slightly higher, driven by continued aftermarket strength, and substantially higher
OE shipments of engine fuel controls, environmental control systems and wheels and brakes, however, lower revenue from engineering services was a partial offset. Sales of Commercial Avionics Systems were moderately higher, primarily due to strength in flight management and safety systems.
Electronic Systems' sales were substantially lower due to order delays. Government Services had significantly higher sales to NASA.

     Automotive sales of $927 million in the first quarter of 1997 were $549 million, or 37%, lower compared with the first quarter of 1996 reflecting the disposition of the braking business. Excluding the braking business, Automotive's sales increased $7 million, or 1%. Continued strength of the U.S. dollar negatively impacted sales growth by 3%. Turbocharger sales were significantly higher, primarily reflecting the continued preference by Europeans for turbocharged, diesel-powered cars. Truck Brake Systems sales in North America were slightly higher, benefiting from a strong aftermarket and high installation rates of anti-lock braking systems, partially offset by decreasing medium- and heavy-duty truck production. Sales of Filters & Spark Plugs were moderately higher. Sales for the Automotive Aftermarket businesses were moderately lower as a result of softening demand for passenger car and light truck replacement products. Safety Restraints had a slight decline in sales mainly due to lower airbag sales in North America. Friction Materials also had slightly lower sales.

     Engineered Materials sales of $1,001 million in the first quarter of 1997 were $1 million lower compared with the first quarter of last year. Sales for Electronic Materials were significantly lower due to continued softness in the printed wiring board industry. Specialty Chemicals sales increased slightly reflecting growing demand for chlorofluorocarbon (CFC) replacement products. Polymer sales were also slightly higher due to significantly greater demand for engineered plastics, partially offset by lower prices in the polyester business.

     Cost of goods sold as a percent of net sales decreased from 79.7% in the first quarter of 1996 to 78.3% in the first quarter of 1997 due to the divestiture of the braking business and productivity programs to lower manufacturing and material costs.

     Selling, general and administrative (SG&A) expenses decreased in the first quarter of 1997 by $36 million, or 9%, compared with the same quarter last year reflecting the divestiture of the braking business and Company-wide efforts to reduce travel and other costs. SG&A expenses as a percent of net sales, however, were slightly higher. Excluding the divested braking business, SG&A expenses as a percent of net sales were lower.

     Income from operations of $357 million in the first quarter of 1997 decreased by $8 million, or 2%, compared with last year's first quarter. Aerospace income from operations increased 36%, but Engineered Materials and Automotive income from operations were 15% and 34% lower than last year, respectively. Excluding the divested braking business, Automotive income from operations improved by 8% and income from operations for the Company improved by 12%. The Company's operating margin for the first quarter of 1997 was 10.7%, significantly higher compared with 9.7% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) improved by 6.4% compared with the first quarter of 1996 reflecting initiatives to lower costs and as a result of the sale of the higher-cost braking business.

     Equity in income of affiliated companies of $41 million increased by $14 million, or 52%, compared with last year mainly due to substantially higher earnings from the UOP process technology joint venture (UOP).

     Other income (expense), $34 million income in the first quarter of 1997, improved by $34 million compared with the same quarter last year mainly due to increased interest income (included in the Corporate and Unallocated segment) primarily reflecting the investment of cash received from the sale of the braking business. In addition, higher foreign exchange gains were recorded in the first quarter of 1997.

     Interest and other financial charges of $42 million in the first quarter of 1997 decreased by $8 million, or 16%, from the prior year's first quarter reflecting lower levels of short-term debt.

     Net income of $259 million, or $0.92 per share, in the first quarter of 1997 was 15% higher than last year's net income of $225 million, or $0.80 per share.

     Aerospace net income improved to $99 million from $71 million, an increase of $28 million, or 39%, compared with the same quarter last year. Engines had substantially stronger earnings due to higher sales and a favorable mix of higher margin aftermarket sales. Income from Aerospace Equipment Systems was also higher and Government Services was flat with last year, however, earnings for Commercial Avionics Systems and Electronic Systems were lower. Commercial Avionics Systems earnings were adversely affected by costs associated with the relocation and consolidation of manufacturing facilities.

     Automotive net income declined to $52 million from $72 million in the prior year, a $20 million, or 28% decrease. The decrease reflects the absence of net income from the disposed braking business. Excluding the braking business, Automotive's net income increased $5 million, or 11%. Turbochargers had substantially higher net income due to increased sales and significant productivity improvements. Net income also increased for the Automotive Aftermarket businesses despite lower sales reflecting a more favorable product mix and continued efforts to reduce costs. Earnings for Safety Restraints and Friction Materials were flat with last year.
Truck Brake Systems' net income was also flat due to weakness in the European market. Filters & Spark Plugs had lower income.

     Engineered Materials net income decreased to $108 million from $109 million in the first quarter of 1996, a $1 million decrease. Polymers had substantially lower income due to weak pricing in the polyester business and higher raw material costs in the nylon business. Specialty Chemicals had substantially higher earnings, driven by UOP, as the petrochemical and refining industries continued to be strong worldwide, as well as by significant improvements for fluorine products and Riedel-de Haen. Electronic Materials had slightly higher income.

     In the second quarter of 1996 the Company recorded a pretax charge of $277 million related to the costs of actions to reposition some of its major business units. Actions are proceeding to consolidate manufacturing facilities, rationalize manufacturing capacity and optimize operational capabilities. Certain planned actions have been modified in response to recent increases in production forecasts of aerospace original equipment manufacturers. Upon completion, the repositioning actions are currently expected to generate additional annual income from operations of approximately $170 million.


     Financial Condition
     -------------------
March 31, 1997 Compared with December 31, 1996
----------------------------------------------

     On March 31, 1997 the Company had $1,665 million in cash and cash equivalents and short-term investments, compared with $1,766 million at year-end 1996. The current ratio at March 31, 1997 was 1.6X, the same as at year-end 1996.

     The Company's long-term debt on March 31, 1997 was $1,256 million, a reduction of $61 million compared with year-end 1996. Total debt of $1,928 million on March 31, 1997 was $3 million lower than at year-end. The Company's total debt as a percent of capital at March 31, 1997 was 29.5%, the same as at year-end 1996. During the first three months of 1997, the Company received $112 million from the issuance of preferred stock by a subsidiary.

     During the first three months of 1997, the Company spent $146 million for capital expenditures, compared with $180 million in the corresponding period in 1996. The decrease of $34 million in capital expenditures relates to the divestiture of the braking business. Spending for the 1997 three-month period was as follows: aerospace-$34 million; automotive-$33 million; engineered materials-$69 million, and corporate-$10 million.

     During the first three months of 1997, the Company repurchased 2.5 million shares of common stock for $180 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At
March 31, 1997, the Company was authorized to repurchase 48.7 million shares of common stock.

     The Company continuously assesses the relative strength of its portfolio of businesses as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. The Company considers acquisition candidates that will further its strategic plan and strengthen its existing core businesses. The Company also identifies operating units that do not fit into its long term strategic plan based on their market position, relative profitability or otherwise. These operating units are considered for potential divestiture, restructuring or other action.


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

                  PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

               At the Annual Meeting of Shareowners of the Company held on April 28, 1997, the following matters set forth in the Company's Proxy Statement dated March 17, 1997, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

               (1) The nominees listed below were elected directors for a three-year term ending in 2000 with the respective votes set forth opposite their names:

                                            FOR                 WITHHELD

          Lawrence A. Bossidy           217,887,242            3,652,138

          Ann M. Fudge                  218,023,945            3,515,435

          Robert C. Winters             217,476,734            4,062,646

          Henry T. Yang                 218,412,982            3,126,398

                The nominee listed below was elected director for a two-year term ending in 1999 with the votes set forth opposite his name:

          Paul X. Kelley                217,753,722            3,785,658


              (2) A proposal seeking approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized common shares of the Company from 500 million to 1 billion was approved, with 196,153,859 votes cast FOR, 23,094,621 votes cast AGAINST, 2,288,699 abstentions and 2,201 broker non-votes;

               (3) A proposal seeking approval of the appointment of Price Waterhouse LLP as independent accountants for 1997 was approved, with 218,184,601 votes cast FOR, 1,869,236 votes cast AGAINST and 1,485,543 abstentions;

               (4) A shareowner proposal regarding director independence was not approved, with 27,866,807 votes cast FOR, 167,212,228 votes cast AGAINST, 4,437,463 abstentions and 22,022,882 broker non-votes;

               (5) A shareowner proposal recommending that steps be taken to elect the directors annually was not approved, with 86,284,605 votes cast FOR, 109,317,682 votes cast AGAINST, 3,914,211 abstentions and 22,022,882 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits. The following exhibits are filed with this Form 10-Q:

                 3(i)   Restated Certificate of Incorporation

                 15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

                 27     Financial Data Schedule

               (b) Reports on Form 8-K. During the three months ended March 31, 1997, reports on Form 8-K were filed on January 15, February 20 and March 18, in each case reporting, under Item 9, unregistered sales of the Company's Common Stock in reliance on Regulation S under the Securities Act.

                          SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AlliedSignal Inc.



Date:  May 13, 1997                        By: /s/ Nancy A. Garvey
                                               -------------------
                                               Nancy A. Garvey
                                               Vice President and Controller
                                               (on behalf of the Registrant
                                               and as the Registrant's
                                               Principal Accounting Officer)

                         EXHIBIT INDEX


Exhibit Number                                  Description

    2                                Omitted (Inapplicable)

    3(i)                             Restated Certification of Incorporation

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