Form 10-Q
period 1997-06-30
ALLIEDSIGNAL INC
filed 1997-08-14
CIK 773840

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------
                              OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number 1-8974

                       AlliedSignal Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

                Delaware                             22-2640650
    --------------------------------             ------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                       07962-2497
  ----------------------------------------             ----------
  (Address of principal executive offices)             (Zip Code)

                             (973)455-2000
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

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

At June 30, 1997 there were 282,984,589 shares of Common Stock
(par value $1 per share) outstanding, which does not reflect the two-for-one stock split approved July 23, 1997.

                       AlliedSignal Inc.

                             Index
                             -----

                                                                  Page No.
                                                                  --------
Part I. -      Financial Information

        Item 1. Condensed Financial Statements:

            Consolidated Balance Sheet -
              June 30, 1997 and December 31, 1996                    3

            Consolidated Statement of Income -
                 Three and Six Months Ended June 30, 1997 and 1996   4

            Consolidated Statement of Cash Flows -
                 Six Months Ended June 30, 1997 and 1996             5

            Notes to Financial Statements                            6

            Report on Review by Independent
                 Accountants                                         8

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                               9


Part II.-      Other Information


        Item 6. Exhibits and Reports on Form 8-K                    16


Signatures

                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)

                                                  June 30,      December 31,
                                                    1997            1996
                                                  --------      ------------
                                                    (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                       $ 1,000          $ 1,465
  Short-term investments                              465              301
  Accounts and notes receivable - net (Note 2)      1,594            1,661
  Inventories - net (Note 3)                        2,129            1,946
  Other current assets                                450              466
                                                  -------          -------
                     Total current assets           5,638            5,839
  Investments and long-term receivables               459              473
  Property, plant and equipment                     9,118            8,976
  Accumulated depreciation and amortization        (4,918)          (4,757)
  Cost in excess of net assets of acquired
    companies - net                                 1,657            1,418
  Other assets                                        958              880
                                                  -------          -------
    Total assets                                 $ 12,912          $12,829
                                                  =======          =======

LIABILITIES
Current Liabilities:
  Accounts payable                                $ 1,180          $ 1,187
  Short-term borrowings                                27               32
  Commercial paper                                    662              470
  Current maturities of long-term debt                142              112
  Accrued liabilities                               1,583            1,895
                                                  -------          -------
                     Total current liabilities      3,594            3,696

Long-term debt                                      1,263            1,317
Deferred income taxes                                 638              610
Postretirement benefit obligations other
  than pensions                                     1,780            1,787
Other liabilities                                   1,285            1,239

SHAREOWNERS' EQUITY
Capital - common stock issued*                        716              716
        - additional paid-in capital*               2,296            2,189
Common stock held in treasury, at cost             (2,184)          (1,953)
Cumulative translation adjustment                    (112)               2
Unrealized holding gain on marketable
   securities                                           6               12
Retained earnings                                   3,630            3,214
                                                 --------         --------
                   Total shareowners' equity        4,352            4,180
                                                 --------         --------
   Total liabilities and shareowners' equity      $12,912          $12,829
                                                 ========         ========

*Reflects two-for-one stock split as described in Notes to Financial
 Statements.

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)


                                     Three Months             Six Months
                                    Ended June 30           Ended June 30
                                  ------------------      ------------------
                                   1997         1996       1997        1996
                                   ----         ----       ----        ----
                                         (Dollars in millions except
                                             per share amounts)

Net sales                         $3,578      $3,347      $6,905      $7,125
                                  ------      ------      ------      ------
Cost of goods sold (Note 6)        2,764       3,235       5,369       6,247
Selling, general and
  administrative expenses            386         366         751         767
Gain on sale of business
  (Note 7)                            -         (655)         -         (655)
                                  ------      ------      ------      ------
      Total costs and expenses     3,150       2,946       6,120       6,359
                                  ------      ------      ------      ------
Income from operations               428         401         785         766
Equity in income of
  affiliated companies                55          46          96          73
Other income (expense)
  (Note 6)                            14          33          48          33
Interest and other financial
  charges                            (39)        (47)        (81)        (97)
                                  ------      ------      ------      ------
Income before taxes on income        458         433         848         775

Taxes on income                      153         161         284         278
                                  ------      ------      ------      ------
Net income                        $  305      $  272      $  564      $  497
                                  ======      ======      ======      ======
Earnings per share of common
  stock (Note 8)*                 $  .54      $  .48      $ 1.00      $  .88
                                  ======      ======      ======      ======
Cash dividends per share of
  common stock*                   $  .13      $.1125      $  .26      $ .225
                                  ======      ======      ======      ======

*Reflects two-for-one stock split as described in Notes to Financial
 Statements.

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
             Consolidated Statement of Cash Flows
                          (Unaudited)
                                                          Six Months Ended
                                                               June 30
                                                          ----------------
                                                          1997        1996
                                                          ----        ----
                                                        (Dollars in millions)

Cash flows from operating activities:
  Net income                                            $  564       $  497
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Gain on sale of business                                --         (655)
    Repositioning and other charges                         --          622
    Depreciation and amortization (includes goodwill)      305          323
    Undistributed earnings of equity affiliates            (22)         (14)
    Deferred income taxes                                   67          128
    Decrease (increase) in accounts and notes
       receivable                                           76         (147)
    (Increase) in inventories                             (158)        (135)
    Decrease (increase) in other current assets             16          (11)
    Increase in accounts payable                             6           35
    (Decrease) increase in accrued liabilities            (345)           9
    Taxes paid on gain on sale of braking business          (5)         (81)
    Other                                                  (40)        (325)
                                                        -------      -------
  Net cash provided by operating activities                464          246
                                                        -------      -------
Cash flows from investing activities:
    Expenditures for property, plant and equipment        (309)        (346)
    Proceeds from disposals of property, plant and
     equipment                                              16           56
    Decrease in other investments                           17           --
    (Increase) in other investments                         (5)          (2)
    Cash paid for acquisitions - net                      (382)         (35)
    Proceeds from sales of businesses                       34        1,187
    (Increase) in short-term investments                  (164)          --
                                                        -------      -------
    Net cash (used for) provided by investing
     activities                                           (793)         860
                                                        -------      -------
Cash flows from financing activities:
    Net increase in commercial paper                       192          685
    Net (decrease) in short-term borrowings                 (5)        (296)
    Proceeds from issuance of preferred stock of
     subsidiary                                            112           --
    Proceeds from issuance of common stock                 101           79
    Proceeds from issuance of long-term debt                12            5
    Payments of long-term debt                             (65)         (72)
    Repurchases of common stock                           (290)        (203)
    Cash dividends on common stock                        (148)        (130)
    Other                                                  (45)          --
                                                        -------      -------
    Net cash (used for) provided by financing
     activities                                           (136)          68
                                                        -------      -------
    Net (decrease) increase in cash and cash
     equivalents                                          (465)       1,174
                                                        -------      -------
    Cash and cash equivalents at beginning of year       1,465          540
                                                        -------      -------
    Cash and cash equivalents at end of period          $1,000       $1,714
                                                        =======      =======

Notes to Financial Statements are an integral part of this statement.

                              AlliedSignal Inc.
                        Notes to Financial Statements
                                (Unaudited)
                (Dollars in Millions except per share amounts)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three- and six-month periods ended June 30, 1997 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1997.

The financial information as of June 30, 1997 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1996.

Note 2.  Accounts and notes receivable consist of the following:

                                                June 30,     December 31,
                                                  1997           1996
                                               ----------    ------------
       Trade                                     $1,246         $1,330
       Other                                        381            362
                                                 -------        -------
                                                  1,627          1,692
       Less-Allowance for doubtful
       accounts and refunds                         (33)           (31)
                                                 -------        -------
                                                 $1,594         $1,661
                                                 =======        =======

Note 3.  Inventories consist of the following:

                                                June 30,     December 31,
                                                  1997           1996
                                               ----------    ------------
       Raw materials                             $  581         $  538
       Work in process                              861            762
       Finished products                            841            814
       Supplies and containers                       91             88
                                                --------        -------
                                                  2,374          2,202
       Less-Progress payments                      (118)          (126)
            Reduction to LIFO cost basis           (127)          (130)
                                                --------        -------
                                                 $2,129         $1,946
                                                ========        =======

Note 4. In the first quarter 1997, a subsidiary of the Company issued $112 million of preferred stock to third-party investors. The preferred stock is reflected as a minority interest included as part of Other Liabilities in the Consolidated Balance Sheet. In July 1997, the preferred stock was redeemed by the Company.

Note 5. In June 1997 the Company amended its Five-Year Credit Agreement by extending the maturity one year to June 30, 2002 and increasing the amount available thereunder to $750 million. The amendment also included certain other minor changes in terms and conditions. The Company also terminated its $375 million 364-Day Credit Agreement.

Note 6. In the second quarter of 1996 the Company recorded a pretax charge of $277 million relating to the costs of actions to reposition some of its major business units. The components of the repositioning charge include asset write-downs of $136 million, severance costs of $127 million and other exit costs of $14 million. All of the repositioning actions are generally expected to be completed by 1998.

In the second quarter of 1996, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-
1). The adoption of SOP 96-1 resulted in a pretax charge of $175 million, and is accounted for as a change in estimate. The Company also recorded other charges primarily related to changes made in employee benefit programs and in connection with customer and former employee claims.

Repositioning and other charges totaling $637 million are included as part of cost of goods sold for 1996. Other income (expense) in 1996 includes a $15 million credit for repositioning and other charges representing the minority interest share of such charges. The total pretax impact of the repositioning and other charges for 1996 is $622 million (after-tax $359 million, or $0.63 per share).

Note 7. In April 1996 the Company sold its worldwide hydraulic and anti-lock braking systems (ABS) businesses (braking business) to Robert Bosch GmbH, a privately-held German company. The braking business had 1995 sales and income from operations of approximately $2.0 billion and $154 million, respectively. The Company received consideration of $1.5 billion, subject to certain post-closing adjustments. At June 30, 1996, approximately $300 million of this amount was in escrow. The sale of the braking business resulted in a gain of $655 million (after-tax $368 million, or $0.65 per share).

Note 8. On July 23, 1997, the Company's Board of Directors approved a two-for-one common stock split for shareowners of record on August 21, 1997. The stock split is payable on September 15, 1997 and all share and per share data in the financial statements reflect the stock split for all periods presented. The weighted average number of shares outstanding during each period, after adjusting for the stock split, was: three months ended June 30, 1997, 565,383,810 shares, and 1996, 565,539,396 shares; and six months ended June 30, 1997, 566,185,136 shares and 1996, 565,620,152 shares. There is no material dilutive effect on earnings per share of common stock due to common stock equivalents.

          Report on Review by Independent Accountants
          -------------------------------------------

To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of June 30, 1997, and the consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and of cash flows for the six-month periods ended June 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

July 25, 1997

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

     Results of Operations
     ---------------------

Second Quarter 1997 Compared with Second Quarter 1996
-----------------------------------------------------

     Net sales in the second quarter of 1997 were $3.6 billion, an increase of $231 million, or 7%, compared with the second quarter of last year. Of this increase, $295 million was due to higher sales volume, with acquisitions, net of divestitures, also contributing $33 million of sales. The impact of foreign exchange on the Automotive and Engineered Materials segments reduced sales by $52 million. Selling prices were lower by $45 million, mainly for the Automotive and Engineered Materials segments.

     Aerospace sales of $1,513 million in the second quarter of 1997 increased $143 million, or 10%, compared with the second quarter of last year. Aerospace Equipment Systems had significantly higher sales driven by aftermarket strength and higher air transport original-equipment shipments. Aerospace Equipment Systems growth was led by strong sales of environmental control systems, engine fuel systems and aircraft landing systems; partially offset by lower revenue from engineering services. Engines had moderately higher sales due to increased shipments of auxiliary power units and continued strength in the sales of spare parts and repair and overhaul services. Commercial Avionics Systems sales were substantially higher reflecting increased demand for flight management and safety avionics systems. Electronic Systems sales were significantly lower due to order delays, but Government Services had moderately higher sales.

     Automotive sales of $976 million in the second quarter of 1997 were $21 million, or 2%, higher compared with the second quarter of 1996. Turbocharger sales were significantly higher as new products continued to drive strong sales growth in Europe. Truck Brake Systems sales in North America were also significantly higher as a result of a strong aftermarket, an upturn in new truck builds and increased installation rates of anti-lock braking systems. Aftermarket sales were slightly higher, reflecting the acquisition of Prestone Products Corporation in June 1997, partially offset by continued weakness in market conditions. Safety Restraints had a significant decline in sales mainly due to labor strikes at two key North American customers and weak pricing in North America.

     Engineered Materials sales of $1,089 million in the second quarter of 1997 were $69 million, or 7%, higher compared with the second quarter of last year. Polymers had moderately higher sales due to increased demand for engineered plastics, carpet fibers and industrial polyester. Engineered plastics benefited from new products and applications in the automotive and packaging industries. Polymers sales also benefited from expansion at two industrial polyester plants and at the Company's phenol plant. Sales of Specialty Chemicals were moderately stronger, primarily reflecting strength in the industrial specialties and pharmaceutical/agricultural market segments. Electronic Materials also had a moderate sales increase driven by improved results at laminate systems, as the printed wiring board industry starts to show signs of a recovery, as well as by continued strength in the advanced microelectronics business.

     Cost of goods sold as a percent of net sales decreased from 96.7% in the second quarter of 1996 to 77.2% in the second quarter of 1997. The 1996 second quarter includes repositioning and other charges totaling $637 million. (See Note 6 of Notes to Financial Statements for further information.) Excluding repositioning and other charges, cost of goods sold as a percent of net sales was 77.6% in the second quarter of 1996.

     Gain on sale of business represents the pretax gain of $655 million on the sale of the braking business in April 1996. (See
Note 7 of Notes to Financial Statements for further information.)

     Income from operations of $428 million in the second quarter of 1997 increased by $27 million, or 7%, compared with last year's second quarter. The second quarter of 1996 includes the pretax gain of $655 million on the sale of the braking business and repositioning and other charges totaling $637 million (special items). Excluding the impact of these special items, income from operations in the second quarter of 1997 increased by $45 million, or 12%. On a segment basis, Aerospace income from operations increased 26% and Engineered Materials improved 12%, but Automotive income from operations was 6% lower. The Company's operating margin for the second quarter of 1997 was 12.0%, compared with 11.4% for the same period last year adjusted for special items. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) improved by 6.9% compared with the second quarter of 1996 primarily reflecting ongoing initiatives to lower materials and manufacturing costs.

     Equity in income of affiliated companies of $55 million increased by $9 million, or 20%, compared with last year mainly due to higher earnings from the UOP process technology joint venture
(UOP) and several other affiliates.

     Other income (expense), $14 million income in the second quarter of 1997, decreased by $19 million, or 58%, compared with the same quarter last year, mainly due to the minority interest share of the 1996 repositioning and other charges.

     Interest and other financial charges of $39 million in the second quarter of 1997 decreased by $8 million, or 17%, from the prior year's second quarter reflecting lower levels of short-term debt.

     The effective tax rate in the second quarter of 1997 was 33.5% compared with 37.2% in 1996. The decrease is principally due to the higher taxes on the gain in 1996 on the sale of the braking systems business.

     Net income of $305 million, or $0.54 per share, in the second quarter of 1997 was 16% higher than last year's net income, after excluding special items, of $263 million, or $0.46 per share. The prior year's net income, including special items, was $272 million, or $0.48 per share. A discussion of the operations of the business segments follows. Adjusted net income (see table below) for the segments excludes the impact of the special items. (Dollars in millions)

                                         Second Quarter
                           ----------------------------------------------
                             Net Income     Special Items       Adjusted
                            as Reported    (Gains)/Losses     Net Income
                            -----------    --------------    ------------
Aerospace
     1997                      $ 115           $   -             $ 115
     1996                        (89)            179                90
                               ------          ------            ------
    Increase/(Decrease)        $ 204           $ 179             $  25
                               ======          ======            ======
Automotive
     1997                      $  48           $   -             $  48
     1996                        369            (319)               50
                               ------          ------            ------
    Increase/(Decrease)        $(321)          $(319)            $  (2)
                               ======          ======            ======
Engineered Materials
     1997                      $ 137           $   -             $ 137
     1996                         47              71               118
                               ------          ------            ------
    Increase/(Decrease)        $  90           $  71             $  19
                               ======          ======            ======

     Aerospace net income for 1997 improved to $115 million from the 1996 adjusted net income of $90 million, an increase of $25 million, or 28%. Strong sales growth and improvements in productivity resulted in substantially higher earnings for Aerospace Equipment Systems, Engines and Commercial Avionics Systems. Electronic Systems incurred a substantial earnings decline due to lower sales.

     Automotive net income for 1997 of $48 million was $2 million, or 4%, lower than the adjusted net income in the prior year. Earnings declined for Safety Restraints, mainly due to lower sales, and for the Aftermarket and Filters & Spark Plugs due to continued weakness in market conditions. Turbochargers had substantially higher income on continued strong sales in Europe and Truck Brake Systems also had substantial gains primarily reflecting strong aftermarket sales.

     Engineered Materials net income for 1997 increased to $137 million from the 1996 adjusted net income of $118 million, a $19 million, or 16%, increase. Specialty Chemicals had higher earnings, driven primarily by productivity initiatives at Riedel-de Haen. Electronic Materials had strong earnings, led by the advanced microelectronics business. Polymers net income was flat due to weaker selling prices for industrial polyester and acetone.


Six Months 1997 Compared with Six Months 1996
---------------------------------------------
     Net sales in the first six months of 1997 totaled $6.9 billion, a decrease of $220 million, or 3%, compared with the first six months of last year. Net sales were lower reflecting the sale of the Company's automotive braking business in April 1996. Excluding the braking business, net sales increased $336 million, or 5%, driven principally by higher sales volumes. The impact of foreign exchange and lower selling prices, mainly for the Automotive and Engineered Materials segments, somewhat offset the higher sales volumes.

     Aerospace sales of $2,911 million in the first six months of 1997 increased $241 million, or 9%, compared with the first six months of 1996. Engines had significantly higher sales from aftermarket parts and repair and overhaul services, as well as higher shipments of auxiliary power units. Aerospace Equipment Systems sales were also significantly higher, driven by continued aftermarket strength, and substantially higher original-equipment shipments of engine fuel systems, environmental control systems and aircraft landing systems, however, lower revenue from engineering services was a partial offset. Sales of Commercial Avionics Systems were higher, primarily due to strength in flight management and safety avionics systems. Electronic Systems sales were significantly lower due to order delays. Government Services had significantly higher sales, mainly to NASA.

     Automotive sales of $1,903 million in the first six months of 1997 were $528 million, or 22%, lower compared with the first six months of 1996 reflecting the disposition of the braking business. Excluding the braking business, Automotive sales increased $28 million, or 1%. Continued strength of the U.S. dollar negatively impacted sales growth by 3%. Turbocharger sales were significantly higher, primarily reflecting the flow of new products and the popularity in Europe of turbocharged, diesel-powered cars. Truck Brake Systems sales in North America improved moderately, benefiting from a strong aftermarket, an upturn in truck builds and increased installation rates of anti-lock braking systems. Safety Restraints had a moderate decline in sales mainly due to lower airbag sales in North America, in part reflecting labor strikes at two key customers.

     Engineered Materials sales of $2,090 million in the first six months of 1997 were $68 million, or 3%, higher compared with the first six months of 1996. Polymer sales were slightly higher due principally to greater demand for engineered plastics. Specialty Chemicals sales also improved slightly reflecting growing demand for chlorofluorocarbon (CFC) replacement products and performance chemicals. Sales for Electronic Materials and environmental catalysts were lower.

     Cost of goods sold as a percent of sales decreased from 87.7% in the first six months of 1996 to 77.8% in the first six months of 1997 as the 1996 period includes repositioning and other charges totaling $637 million. (See Note 6 of Notes to Financial Statements for further information.) Excluding repositioning and other charges, cost of goods sold as a percent of net sales was 78.7% for the first six months of 1996. The improvement in 1997 is due primarily to productivity programs to lower manufacturing and material costs.

     Gain on sale of business represents the pretax gain of $655 million on the sale of the braking business in April 1996. (See
Note 7 of Notes to Financial Statements for further information.)

     Income from operations of $785 million in the first six months of 1997 increased $19 million, or 2%, compared with last year's first six months. The 1996 period includes a net pretax gain of $18 million from the impact of special items. Excluding the impact of these special items, income from operations in the first six months of 1997 increased by $37 million, or 5%. On a segment basis, Aerospace income from operations increased 31%, but Automotive and Engineered Materials income from operations decreased 21% and 2%, respectively. The Company's operating margin for the first six months of 1997 was 11.4% compared with 10.5% for the same period last year adjusted for special items. See the discussion of net income below for information by segment.

     Productivity improved by 6.6% compared with last year's first six months.

     Equity in income of affiliated companies of $96 million increased by $23 million, or 32%, compared with last year mainly due to substantially higher earnings from UOP.

     Other income (expense), $48 million income in the first six months of 1997, improved by $15 million, or 45%, compared with the same period last year mainly due to increased interest and dividend income (included in the Corporate and Unallocated segment), primarily reflecting the investment of cash received from the sale of the braking business, and higher foreign exchange gains. A partial offset was the minority interest share of the 1996 repositioning and other charges.

     Interest and other financial charges of $81 million in the first six months of 1997 decreased by $16 million, or 16%, compared with the first six months of 1996 reflecting lower levels of short-term debt.

     The effective tax rate in the first six months of 1997 was 33.5% compared with 35.9% in 1996. The decrease is principally due to the higher taxes on the gain in 1996 on the sale of the braking systems business.

     Net income of $564 million, or $1.00 per share, in the first six months of 1997 was 16% higher than last year's net income, after excluding special items, of $488 million, or $0.86 per share. The prior year's net income, including special items, was $497 million, or $0.88 per share. A discussion of the operations of the business segments follows. Adjusted net income (see table below) for the segments excludes the impact of the special items. (Dollars in millions)

                                        Six Months Ended June 30
                            ----------------------------------------------
                              Net Income     Special Items       Adjusted
                             as Reported    (Gains)/Losses     Net Income
                            ------------    --------------     -----------
Aerospace
     1997                      $  214           $   -             $ 214
     1996                         (18)            179               161
                               -------         -------           -------
Increase/(Decrease)            $  232           $ 179             $  53
                               =======         =======           =======
Automotive
     1997                      $  100           $   -             $ 100
     1996                         441            (319)              122
                               -------         -------           -------
Increase/(Decrease)             $(341)          $(319)             $(22)
                               =======         =======           =======
Engineered Materials
     1997                      $  245           $   -             $ 245
     1996                         156              71               227
                               -------         -------           -------
Increase/(Decrease)            $   89           $  71             $  18
                               =======         =======           =======

     Aerospace net income for 1997 improved to $214 million from the 1996 adjusted net income of $161 million, an increase of $53 million, or 33%. Engines had substantially stronger earnings due to higher sales and a favorable mix of higher margin aftermarket sales. Income from Aerospace Equipment Systems was also higher due principally to increased sales. Earnings for Commercial Avionics Systems were very strong, in part reflecting improved manufacturing operations. Earnings for Electronic Systems decreased substantially due to lower sales.

     Automotive net income for 1997 declined to $100 million from the 1996 adjusted net income of $122 million, a $22 million, or 18%, decrease. The decrease reflects the absence of net income from the disposed braking business. Excluding the braking business, Automotive's net income increased $3 million, or 3%. Turbochargers had substantially higher net income due to increased sales and significant productivity improvements. Net income for Truck Brake Systems, European Aftermarket and Friction Materials was also favorable. However, earnings for Safety Restraints, Filters & Spark Plugs and the North American Aftermarket were unfavorable.

     Engineered Materials net income for 1997 increased to $245 million from the 1996 adjusted net income of $227 million, a $18 million, or 8% improvement. Specialty Chemicals had significantly higher earnings, driven by UOP, as the petrochemical and refining industries continued to be strong worldwide, as well as by improvements for Riedel-de Haen and performance chemicals. Electronic Materials also had higher income. Polymers had lower income due to weak pricing in the polyester business and higher raw material costs in the nylon business, mainly in the first quarter.

     In the second quarter of 1996, the Company recorded a pretax charge of $277 million related to the costs of actions to reposition some of its major business units. Actions are being undertaken to consolidate manufacturing facilities, rationalize manufacturing capacity and optimize operational capabilities. Upon completion, the repositioning actions are currently expected to generate additional annual income from operations of approximately $170 million.


     Financial Condition
     -------------------
June 30, 1997 Compared with December 31, 1996
---------------------------------------------

     On June 30, 1997, the Company had $1,465 million in cash and cash equivalents and short-term investments compared with $1,766 million at year-end 1996. The current ratio at June 30, 1997 was 1.6X, the same as at year-end 1996.

     The Company's long-term debt on June 30, 1997 was $1,263 million, a reduction of $54 million compared with year-end 1996. Total debt of $2,094 million on June 30, 1997 was $163 million higher than at year-end. The Company's total debt as a percent of capital at June 30, 1997 was 30.3%, slightly higher than 29.5% at year-end 1996.

     During the first six months of 1997, the Company spent $309 million for capital expenditures compared with $346 million in the corresponding period in 1996. Spending for the 1997 six-month period was as follows: aerospace-$77 million; automotive-$76 million; engineered materials-$140 million, and corporate-$16 million.

     During the first six months of 1997, the Company repurchased
4.2 million shares (pre-split basis) of common stock for $290 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At June 30, 1997, the Company was authorized to repurchase 47.0 million shares (pre-split basis) of common stock.

     In June 1997, the Company acquired Prestone Products Corporation (Prestone) for approximately $400 million, including assumed liabilities. Prestone is a leading supplier of premium car care products and has annual sales of approximately $300 million.
In July 1997, the Company completed its acquisition of Grimes Aerospace (Grimes), a manufacturer of exterior and interior aircraft lighting systems for approximately $400 million including assumed liabilities. Grimes, which has annual sales of approximately $230 million, also manufactures aircraft engine components such as valves and heat exchangers, as well as electronic systems, including flight warning computers and active matrix liquid crystal displays.

     The Company continuously assesses the relative strength of its portfolio of businesses as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. The Company considers acquisition candidates that will further its strategic plan and strengthen its existing core businesses. The Company also identifies operating units that do not fit into its long term strategic plan based on their market position, relative profitability or otherwise. These operating units are considered for potential divestiture, restructuring or other action. During the second quarter 1997, the Company sold certain non-strategic Engineered Materials businesses.

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


                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits. The following exhibits are filed with this Form 10-Q:

                10.13 Amendment and Restatement of Five-Year Credit Agreement dated as of June 13, 1997 by and between the Company and the banks, financial institutions and lenders listed on the signature pages thereof (the "Lenders"), Citibank, N.A., as agent, and The Chase Manhattan Bank, N.A. and Morgan Guaranty Trust Company of New York, as co-agents for the Lenders.

                10.15 First Amendment to the restated and amended Agreement dated May 6, 1994 between the
                        Company and Lawrence A. Bossidy

                15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

                27      Financial Data Schedule

               (b) Reports on Form 8-K. During the three months ended June 30, 1997, reports on Form 8-K were filed on April 15,
         May 22 and June 19, in each case reporting, under Item 9, unregistered sales of the Company's Common Stock in reliance on Regulation S under the Securities Act.

                               SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AlliedSignal Inc.



Date:  August 14, 1997                     By: /s/ Nancy A.Garvey
                                              --------------------
                                               Nancy A. Garvey
                                               Vice President and Controller
                                               (on behalf of the Registrant
                                               and as the Registrant's
                                               Principal Accounting Officer)

                         EXHIBIT INDEX


Exhibit Number                              Description

    2                                 Omitted (Inapplicable)

    3                                 Omitted (Inapplicable)

    4                                 Omitted (Inapplicable)

   10.13 Amendment and Restatement of Five-Year Credit Agreement dated as of June 13, 1997 by and between the Company and the banks, financial institutions and lenders listed on the signature pages thereof (the "Lenders"), Citibank, N.A., as agent, and The Chase Manhattan Bank, N.A. and Morgan Guaranty Trust Company of New York, as co-agents for the Lenders.

   10.15 First Amendment to the restated and amended Agreement dated May 6, 1994 between the Company and Lawrence A. Bossidy

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