Form 10-Q
period 1997-09-30
ALLIEDSIGNAL INC
filed 1997-11-07
CIK 773840

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997
                                      ------------------
                              OR

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

          YES     X                          NO
               -------                          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Class of Common Stock                           September 30, 1997
---------------------                           -------------------
     $1 par value                               564,109,957 shares

                       AlliedSignal Inc.

                             Index
                             -----

                                                               Page No.
Part I. -       Financial Information                           --------

       Item 1.  Condensed Financial Statements:

                Consolidated Balance Sheet -
                  September 30, 1997 and December 31, 1996            3

                Consolidated Statement of Income -
                  Three and Nine Months Ended
                  September 30, 1997 and 1996                         4

                Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996       5

                Notes to Financial Statements                         6

                Report on Review by Independent
                  Accountants                                         8

       Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                               9


Part II.-       Other Information

                Item 2. Changes in Securities                        16

                Item 6. Exhibits and Reports on Form 8-K             16


Signatures                                                           17

                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)

                                           September 30,       December 31,
                                                1997              1996
                                           -------------       ------------
                                                 (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                   $   485           $ 1,465
  Short-term investments                          474               301
  Accounts and notes receivable - net
     (Note 2)                                   1,629             1,661
  Inventories - net (Note 3)                    2,191             1,946
  Other current assets                            449               466
                                              -------           -------
                  Total current assets          5,228             5,839
Investments and long-term receivables             495               473
Property, plant and equipment                   9,253             8,976
Accumulated depreciation and amortization      (5,005)           (4,757)
Cost in excess of net assets of
     acquired companies - net                   2,092             1,418
Other assets                                    1,011               880
                                              -------           -------
    Total assets                             $ 13,074           $12,829
                                              =======           =======
LIABILITIES
Current Liabilities:
  Accounts payable                            $ 1,197           $ 1,187
  Short-term borrowings                            31                32
  Commercial paper                                875               470
  Current maturities of long-term debt            147               112
  Accrued liabilities                           1,608             1,895
                                              -------           -------
               Total current liabilities        3,858             3,696

Long-term debt                                  1,313             1,317
Deferred income taxes                             538               610
Postretirement benefit obligations other
  than pensions                                 1,792             1,787
Other liabilities                               1,154             1,239

SHAREOWNERS' EQUITY
Capital - common stock issued                     716               716
        - additional paid-in capital            2,389             2,189
Common stock held in treasury, at cost         (2,398)           (1,953)
Cumulative translation adjustment                (141)                2
Unrealized holding gain on marketable
     securities                                     4                12
Retained earnings                               3,849             3,214
                                              -------           -------
                  Total shareowners' equity     4,419             4,180
                                              -------           -------
  Total liabilities and shareowners' equity   $13,074           $12,829
                                              =======           =======

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)

                                    Three Months            Nine Months
                                 Ended September 30      Ended September 30
                                 ------------------      ------------------
                                  1997        1996         1997      1996
                                  ----        ----         ----      ----
                                          (Dollars in millions except
                                              per share amounts)

Net sales                        $3,657      $3,348      $10,562   $10,473
                                -------     -------      -------   -------
Cost of goods sold (Note 5)       2,840       2,598        8,209     8,845
Selling, general and
  administrative expenses           394         379        1,145     1,146
Gain on sale of business
  (Note 6)                            -           -            -      (655)
                                -------     -------      -------   -------
    Total costs and expenses      3,234       2,977        9,354     9,336
                                -------     -------      -------   -------

Income from operations              423         371        1,208     1,137
Equity in income of
  affiliated companies               44          31          140       104
Other income (expense)
  (Note 5)                           14          26           62        59
Interest and other
  financial charges                 (50)        (47)        (131)     (144)
                                -------     -------      --------   -------

Income before taxes on
  income                            431         381        1,279     1,156

Taxes on income                     139         128          423       406
                                -------     -------      -------   -------
Net income                       $  292      $  253        $ 856    $  750
                                =======     =======      =======   =======
Earnings per share of
  common stock (Note 7)*          $ .52      $  .45       $ 1.51    $ 1.33
                                =======     =======      =======   =======
Cash dividends per
  share of common stock*          $ .13     $ .1125       $  .39    $.3375
                                =======     =======      =======   =======

*Reflects two-for-one stock split as described in Notes to Financial
 Statements.

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
             Consolidated Statement of Cash Flows
                          (Unaudited)

                                                        Nine Months Ended
                                                           September 30
                                                        -----------------
                                                        1997         1996
                                                        ----         ----
                                                      (Dollars in millions)
Cash flows from operating activities:
     Net income                                        $ 856        $ 750
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Gain on sale of business                           --         (655)
       Repositioning and other charges                    --          622
       Depreciation and amortization
         (includes goodwill)                             456          473
       Undistributed earnings of equity affiliates       (40)         (22)
       Deferred income taxes                              68          242
       Decrease (increase) in accounts
         and notes receivable                             67         (227)
       (Increase) in inventories                        (179)        (179)
       Decrease in other current assets                   17           21
       Increase in accounts payable                        8           26
       (Decrease) in accrued liabilities                (253)         (79)
       Taxes paid on gain on sale of braking business     (5)        (121)
       Other                                            (230)        (337)
                                                        -----        -----
     Net cash provided by operating activities           765          514
                                                        -----        -----
Cash flows from investing activities:
     Expenditures for property, plant and equipment     (471)        (497)
     Proceeds from disposals of property, plant and
       equipment                                          31           64
     Decrease in other investments                        26           --
     (Increase) in other investments                      (6)          (6)
     Cash paid for acquisitions                         (854)         (59)
     Proceeds from sales of businesses                    35        1,356
     (Increase) in short-term investments               (173)          --
                                                        -----       ------
     Net cash (used for) provided by
       investing activities                           (1,412)         858
                                                      -------       ------
Cash flows from financing activities:
     Net increase in commercial paper                    405          664
     Net (decrease) in short-term borrowings              (2)        (298)
     Proceeds from issuance of preferred
       stock of subsidiary                               112           --
     Proceeds from issuance of common stock              135          113
     Proceeds from issuance of long-term debt             23           10
     Payments of long-term debt                          (97)         (96)
     Repurchase of preferred stock of subsidiary        (112)          --
     Repurchases of common stock                        (534)        (308)
     Cash dividends on common stock                     (221)        (196)
     Other                                               (42)          --
                                                      -------       -------
     Net cash (used for) financing activities           (333)        (111)
                                                      -------       -------
Net (decrease) increase in cash and cash equivalents    (980)       1,261
Cash and cash equivalents at beginning of year         1,465          540
                                                      -------      --------
Cash and cash equivalents at end of period            $  485       $1,801
                                                      =======      ========

Notes to Financial Statements are an integral part of this statement.

                         AlliedSignal Inc.
                  Notes to Financial Statements
                          (Unaudited)
          (Dollars in Millions except per share amounts)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996.
The results of operations for the three- and nine-month periods ended September 30, 1997 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1997.

The financial information as of September 30, 1997 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1996.

Note 2.  Accounts and notes receivable consist of the following:

                                        September 30,  December 31,
                                             1997         1996
                                        -------------  ------------
          Trade                            $1,298        $1,330
          Other                               365           362
                                           -------       -------
                                            1,663         1,692
          Less-Allowance for doubtful
          accounts and refunds                (34)          (31)
                                           -------       -------
                                           $1,629        $1,661
                                           =======       =======

Note 3.  Inventories consist of the following:

                                           September 30,   December 31,
                                                1997          1996
                                           -------------   ------------
          Raw materials                       $  630         $  538
          Work in process                        825            762
          Finished products                      886            814
          Supplies and containers                 91             88
                                              -------        -------
                                               2,432          2,202
          Less - Progress payments              (110)          (126)
                 Reduction to LIFO cost basis   (131)          (130)
                                              -------        -------
                                              $2,191         $1,946
                                              =======        =======
Note 4. In the first quarter of 1997, a subsidiary of the Company issued $112 million of preferred stock to third-party investors. In the third quarter of 1997, the preferred stock was redeemed by the Company.

Note 5. In the second quarter of 1996, the Company recorded a pretax charge of $277 million relating to the costs of actions to reposition some of its major business units. The components of the repositioning charge include asset write-downs of $136 million, severance costs of $127 million and other exit costs of $14 million. All of the repositioning actions are expected to be completed by 1998.

In the second quarter of 1996, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1). The adoption of SOP 96-1 resulted in a pretax charge of $175 million, and is accounted for as a change in estimate. The Company also recorded other charges primarily related to changes made in employee benefit programs and in connection with customer and former employee claims.

Repositioning and other charges totaling $637 million are included as part of cost of goods sold for 1996. Other income (expense) in 1996 includes a $15 million credit for repositioning and other charges representing the minority interest share of such charges. The total pretax impact of the repositioning and other charges for 1996 is $622 million (after-tax $359 million, or $0.63 per share).

Note 6. In April 1996, the Company sold its worldwide hydraulic and anti-lock braking systems (ABS) businesses (braking business) to Robert Bosch GmbH, a privately-held German company. The braking business had 1995 sales and income from operations of approximately $2.0 billion and $154 million, respectively. The sale of the braking business resulted in a reported gain of $655 million (after-tax $368 million, or $0.65 per share). The Company received consideration of $1.5 billion, subject to certain post-closing adjustments which were finalized in October 1997 (see page 15).

Note 7. On July 23, 1997, the Company's Board of Directors approved a two-for-one common stock split for shareowners of record on August 21, 1997. The stock split was effected on September 15, 1997 and all share and per share data in the financial statements reflects the stock split for all periods presented. The weighted average number of shares outstanding during each period was: three months ended September 30, 1997, 564,461,827 shares, and 1996, 565,701,706 shares; and nine months ended September 30, 1997, 565,604,387 shares and 1996, 565,647,534 shares. There is no material dilutive effect on earnings per share of common stock due to common stock equivalents.

          Report on Review by Independent Accountants
          -------------------------------------------


To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of September 30, 1997, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and of cash flows for the nine-month periods ended September 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

October 27, 1997

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

     Results of Operations
     ---------------------
Third Quarter 1997 Compared with Third Quarter 1996
---------------------------------------------------

     Net sales in the third quarter of 1997 were $3.7 billion, an increase of $309 million, or 9%, compared with the third quarter of last year. Of this increase, $320 million was due to higher sales volume, and recent acquisitions, net of divestitures, contributed $135 million of sales. The impact of foreign exchange on the Automotive and Engineered Materials segments reduced sales by $77 million. Selling prices were lower by $69 million, mainly for the Engineered Materials and Automotive segments.

     Aerospace sales of $1,662 million in the third quarter of 1997 increased by $212 million, or 15%, compared with the third quarter of last year. Commercial and military original-equipment (OE) sales and commercial aftermarket sales had significant gains over last year. Military aftermarket sales were down slightly.
Aerospace Equipment Systems had substantially higher sales as a result of increased shipments of generators, power distribution systems and engine fuel systems, as well as by the acquisition of Grimes Aerospace (Grimes) in July 1997. Commercial Avionics Systems also had substantially higher sales reflecting very strong demand for the Company's enhanced ground proximity warning systems and other flight safety and cockpit communications products. Engines had moderately higher sales due to increased shipments of auxiliary power units (APUs) and continued strong demand for repair and overhaul services. Sales of Electronic Systems increased slightly as strong sales of avionics programs offset weakness at communications and ocean systems. Government Services had slightly lower sales.

     Automotive sales of $947 million in the third quarter of 1997 were $56 million, or 6%, higher compared with the third quarter of 1996. Turbocharger sales were significantly higher as both the European diesel-powered passenger car and the North American heavy-duty truck segments continued to deliver strong results. Truck Brake Systems sales in North America were also significantly higher due to increased truck builds, higher anti-lock braking systems installation rates and a strong aftermarket. Sales of Safety Restraints were slightly higher. The Automotive Products Group had a slight sales gain reflecting the acquisition of Prestone Products Corporation (Prestone) in June 1997, but other aftermarket and friction materials sales in Europe and North America were significantly lower due to unfavorable market conditions and foreign exchange.

     Engineered Materials sales of $1,047 million in the third quarter of 1997 were $42 million, or 4%, higher compared with the same quarter of last year. Sales of Polymers were moderately higher reflecting strong demand and the introduction of new products and new applications for engineered plastics and as a result of expanded capacity and favorable pricing conditions for phenol. A partial offset was slightly lower sales for carpet fibers and industrial polyester and nylon, primarily reflecting continued pricing weakness. Electronic Materials had strong sales, led by an upturn in volume by the laminates and advanced microelectronics businesses. Sales of Specialty Chemicals were slightly higher as improved sales for performance chemicals were partially offset by reduced sales for Riedel-de Haen, due to unfavorable foreign exchange.

     Income from operations of $423 million in the third quarter of 1997 increased by $52 million, or 14%, compared with last year's third quarter. On a segment basis, Aerospace income from operations increased by 36%, but Automotive and Engineered Materials income from operations decreased by 10% and 1%, respectively. The Company's operating margin for the third quarter of 1997 was 11.6%, compared with 11.1% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) of the Company's businesses improved by 5.2% compared with the third quarter of 1996 primarily reflecting ongoing initiatives to lower material, manufacturing and other costs.

     Equity in income of affiliated companies of $44 million in the third quarter of 1997 increased by $13 million, or 42%, mainly due to higher earnings from the UOP process technology joint venture
(UOP).

     Other income (expense), $14 million income in the third quarter of 1997, decreased by $12 million, or 46%, reflecting lower interest income (included in the Corporate and Unallocated segment) primarily due to a reduction in the cash invested in short-term securities.

     The effective tax rate in the third quarter of 1997 was 32.3% compared with 33.7% in 1996. The decrease is primarily due to an increase in tax benefits on export income somewhat offset by an increase in non-deductible goodwill as a result of the Prestone and Grimes acquisitions.

     Net income of $292 million, or $0.52 per share, in the third quarter of 1997 was 15% higher than last year's third quarter net income of $253 million, or $0.45 per share.

     Aerospace net income of $138 million in the third quarter of 1997 improved by $40 million, or 41%, compared to the same period last year. Strong unit volume increases, particularly in higher margin aftermarket parts, as well as productivity improvements resulted in substantially higher earnings for Aerospace Equipment Systems, Engines and Commercial Avionics Systems. Commercial
Avionics Systems also benefited from the resolution of manufacturing difficulties encountered during last year's third quarter.
Electronic Systems had substantially lower earnings from communications and ocean systems.

     Automotive net income of $34 million in the third quarter of 1997 was $6 million, or 15%, lower than in the third quarter of last year. The Automotive Products Group had substantially lower income due to continued weakness in the aftermarket, partially offset by the sale of certain non-strategic assets. Turbochargers and Truck Brake Systems both had substantially higher income on strong sales volumes. Safety Restraints had lower income.

     Engineered Materials net income of $118 million in the third quarter of 1997 increased by $16 million, or 16%, compared to the third quarter of 1996. Electronic Materials had strong earnings, driven by the advanced microelectronics business and the mitigation of losses from micro-optic devices. Specialty Chemicals income increased as UOP earnings were higher, driven by strong product sales in the aromatics market and increased licensing activity in the Far East.

Lower earnings for fluorine products was an offset. Polymers net income was slightly lower as improved results for engineered plastics and chemical intermediates were more than offset by net income decreases for carpet fibers and industrial polyester and nylon. Polymers net income continued to be adversely affected by pricing pressures.


Nine Months 1997 Compared with Nine Months 1996
-----------------------------------------------

     Net sales in the first nine months of 1997 totaled $10.6 billion, an increase of $89 million, or 1%, compared with the first nine months of last year. However, excluding the sales of the Company's automotive braking business which was sold in April 1996, net sales increased $645 million, or 7%, driven principally by higher sales volumes and recent acquisitions. The unfavorable impact of foreign exchange and lower selling prices, mainly for the Automotive and Engineered Materials segments, somewhat offset the sales gains.

     Aerospace sales of $4,573 million in the first nine months of 1997 increased by $453 million, or 11%, compared with the first nine months of 1996. Aerospace Equipment Systems sales were significantly higher, driven by continued aftermarket strength and substantially higher original-equipment shipments of engine fuel systems, environmental control systems and aircraft landing systems. The acquisition of Grimes also contributed to higher sales. Engines had significantly higher shipments of APUs and increased demand for repair and overhaul services. Sales of Commercial Avionics Systems were substantially higher, primarily due to strong demand for flight management and safety avionics systems. Electronic Systems sales to the U.S. and foreign governments were significantly lower, mainly at communications and ocean systems. Government Services had moderately higher sales.

     Automotive sales of $2,850 million in the first nine months of 1997 were $472 million, or 14%, lower compared with the first nine months of 1996 reflecting the disposition of the braking business. Excluding the braking business, Automotive sales increased by $84 million, or 3%. Continued strength of the U.S. dollar negatively impacted sales growth by 4%. Turbocharger sales were significantly higher, primarily reflecting the flow of new products and the popularity of turbocharged vehicles in Europe. Truck Brake Systems sales in North America also improved significantly, benefiting from a strong aftermarket, an upturn in truck builds and increased installation rates of anti-lock braking systems. The Automotive Products Group sales were the same as last year. The aftermarket business in North America had higher sales reflecting the acquisition of Prestone, but sales of other aftermarket products and friction materials in North America and Europe were lower, reflecting unfavorable market conditions. Safety Restraints had a slight decline in sales mainly due to lower airbag sales in North America.

     Engineered Materials sales of $3,137 million in the first nine months of 1997 were $110 million, or 4%, higher compared with the first nine months of 1996. Polymer sales were moderately higher due mainly to greater demand for engineered plastics and chemical intermediates. Lower sales of industrial polyester and nylon were partial offsets. Specialty Chemicals sales increased slightly reflecting improved demand for performance chemicals and chlorofluorocarbon (CFC) replacement products. Sales for Electronic Materials and specialty films also improved, but sales of automotive catalysts were lower.

     Cost of goods sold, as a percent of net sales, of 77.7% in the first nine months of 1997 decreased from 84.5% in the first nine months of 1996 as the 1996 period includes repositioning and other charges (special charges) totaling $637 million. (See Note 5 of Notes to Financial Statements for further information.) Excluding the special charges, cost of goods sold, as a percent of net sales, was 78.4% for the first nine months of 1996. The improvement in 1997 is due primarily to productivity programs to lower manufacturing, material and other costs.

     Gain on sale of business represents the pretax gain of $655 million on the sale of the braking business in April 1996. (See
Note 6 of Notes to Financial Statements for further information.)

     Income from operations of $1,208 million in the first nine months of 1997 increased by $71 million, or 6%, compared with last year's first nine months. The 1996 period includes the gain on the sale of the braking business as well as special charges (special items) resulting in a net pretax gain of $18 million. Excluding the impact of these special items, income from operations in the first nine months of 1997 increased by $89 million, or 8%. On a segment basis, Aerospace income from operations increased by 33%, but Automotive income from operations decreased by 18% and Engineered Materials was 2% lower. The Company's operating margin for the first nine months of 1997 was 11.4% compared with 10.7% for the same period last year adjusted for special items. See the discussion of net income below for information by segment.

     Productivity of the Company's businesses improved by 6.2% compared with last year's first nine months.

     Equity in income of affiliated companies of $140 million in the first nine months of 1997 increased by $36 million, or 35%, mainly due to substantially higher earnings from UOP.

     Interest and other financial charges of $131 million in the first nine months of 1997 decreased by $13 million, or 9%, in part reflecting lower average levels of debt.

     The effective tax rate in the first nine months of 1997 was 33.1% compared with 35.1% in the first nine months of 1996. The decrease is principally due to the higher taxes in 1996 on the gain from the sale of the braking business.

     Net income of $856 million, or $1.51 per share, in the first nine months of 1997 was 16% higher than last year's net income, after excluding special items, of $741 million, or $1.31 per share. The prior year's net income, including special items, was $750 million, or $1.33 per share. A discussion of the operations of the business segments follows. Adjusted net income (see table below) for the segments excludes the impact of the special items. (Dollars in millions)

                                 Nine Months Ended September 30
                          ----------------------------------------------
                           Net Income     Special Items         Adjusted
                          as Reported    (Gains)/Losses       Net Income
                          -----------    --------------      -----------
Aerospace
     1997                    $  352         $     -          $   352
     1996                        80             179              259
                             ------         --------         -------
  Increase/(Decrease)        $  272         $  (179)         $    93
                             ======         ========         =======
Automotive
     1997                    $  134         $     -          $   134
     1996                       481            (319)             162
                             ------         --------         -------
  Increase/(Decrease)        $ (347)        $   319          $   (28)
                             ======         ========         ========

Engineered Materials
     1997                    $  363         $     -          $   363
     1996                       258              71              329
                             ------         --------         --------
  Increase/(Decrease)        $  105         $   (71)         $    34
                             ======         ========         ========


     Aerospace net income of $352 million in the first nine months of 1997 improved by $93 million, or 36%, from the 1996 adjusted net income. Income from Aerospace Equipment Systems was substantially higher due principally to increased sales. Engines had substantially stronger earnings due to higher sales and a favorable mix of higher margin aftermarket sales. Earnings for Commercial Avionics Systems were also substantially higher based on increased demand and improved manufacturing operations. Net income for Aerospace Equipment Systems, Engines and Commercial Avionics Systems also benefited from productivity improvements. Electronic Systems had lower net income based on reduced sales of communications and ocean systems to the U.S. and foreign governments. Government Services net income also declined.

     Automotive net income of $134 million in the first nine months of 1997 declined by $28 million, or 17%, from the 1996 adjusted net income. The decrease primarily reflects the absence of net income from the disposed braking business. Excluding the braking business, Automotive net income decreased by $3 million, or 2%. Earnings for the Automotive Products Group, mainly the aftermarket business in North America, decreased substantially. Turbochargers had substantially higher net income due to increased sales and productivity improvements. Net income for Truck Brake Systems was also substantially higher, due principally to sales volume. Net income for Safety Restraints was unfavorable.

     Engineered Materials net income of $363 million in the first nine months of 1997 increased by $34 million, or 10%, from the 1996 adjusted net income. Specialty Chemicals had significantly higher earnings, driven by UOP and improvements for Riedel-de Haen. Electronic Materials also had improved performance. Polymers had significantly lower income for carpet fibers and industrial polyester and nylon. Partial offsets resulted from higher sales of chemical intermediates and engineered plastics.

     In the second quarter of 1996, the Company recorded a pretax charge of $277 million related to the costs of actions to reposition some of its major business units. Actions are being undertaken to consolidate manufacturing facilities, rationalize manufacturing capacity and optimize operational capabilities. Upon completion, the repositioning actions are currently expected to generate additional annual income from operations of approximately $140 million.


     Financial Condition
     -------------------
September 30, 1997 Compared with December 31, 1996
--------------------------------------------------

     On September 30, 1997, the Company had $959 million in cash and cash equivalents and short-term investments compared with $1,766 million at year-end 1996. The decrease results mainly from the acquisitions of Prestone and Grimes in 1997.

     The Company's long-term debt on September 30, 1997 was $1,313 million, a reduction of $4 million compared with year-end 1996.
Total debt of $2,366 million on September 30, 1997 was $435 million higher than at year-end. This increase relates to debt assumed in the Prestone and Grimes acquisitions and share repurchases in the first nine months of 1997. The Company's total debt as a percent of capital at September 30, 1997 was 33.1%, compared with 29.5% at year-end 1996.

     During the first nine months of 1997, the Company spent $471 million for capital expenditures, compared with $497 million in the corresponding period in 1996. Spending for the 1997 nine month period was as follows: aerospace-$121 million, automotive-$124 million, engineered materials-$201 million and corporate-$25 million.

     The Company's common stock was split 2-for-1 for owners of record as of August 21, 1997. Each shareowner of record received one additional share for each share owned. Shares began trading at the post-split price on September 16, 1997. Share and per share data have been restated to reflect the stock split.

     During the first nine months of 1997, the Company repurchased
13.5 million shares of common stock for $534 million. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans and a shareowner dividend reinvestment plan. At September 30, 1997, the Company was authorized to repurchase 88.8 million shares of common stock.

     In June 1997, the Company acquired Prestone for approximately $400 million, including assumed liabilities. Prestone is a leading supplier of premium car care products and has annual sales of approximately $300 million. In July 1997, the Company acquired Grimes Aerospace Company (Grimes), a manufacturer of exterior and interior aircraft lighting systems for approximately $475 million, including assumed liabilities. Grimes, which has annual sales of approximately $230 million, also manufactures aircraft engine components such as valves and heat exchangers, as well as electronic systems, including flight warning computers and active matrix liquid crystal displays. In October 1997, the Company acquired Astor Holdings, Inc. (Astor) for approximately $350 million, including assumed liabilities. Astor, a producer of value-added, wax-based processing aids, sealants and adhesives, has annual sales of approximately $300 million. During 1997, the Company also sold certain non-strategic businesses and other assets.

     The Company continuously assesses the relative strength of its portfolio of businesses as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. The Company considers acquisition candidates that will further its strategic plan and strengthen its existing core businesses. The Company also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or otherwise. These operating units are considered for potential divestiture, restructuring or other action.

     In November 1997, the Company completed the sale of its automotive safety restraints business to Breed Technologies for $710 million in cash, subject to post-closing adjustments. The safety restraints business had annual sales of seat belts and air bags in excess of $900 million. It is expected that the proceeds will be used to grow the Company's high-margin businesses and to pursue acquisitions that will expand or complement the Company's business portfolio. The sale of the safety restraints business will result in a gain which will be material to fourth quarter 1997 earnings.

     Management has determined to eliminate the Company's three sector offices, consolidate its automotive products group and reposition some of its businesses, and is currently formulating a plan to effect these actions. The reorganization plan and repositioning actions are likely to result in a material charge against fourth quarter 1997 earnings.

     As a result of post-closing and other adjustments related to the sale of the braking business, the Company anticipates recording a fourth quarter charge of approximately $50 million.

     The combined net effect of the sale of the safety restraints business, the reorganization plan and repositioning actions and adjustments related to the sale of the braking business will not be material to fourth quarter 1997 earnings.


Review by Independent Accountants
---------------------------------

     The "Independent Accountants' Report" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

                  PART II.  OTHER INFORMATION


Item 2.   Changes in Securities

          On August 29, 1997, in reliance on Section 4(2) under the Securities Act of 1933, as amended, the Company exchanged 937,202 shares of its common stock with two individuals in consideration for all of their interest in Gomar Manufacturing Co., Inc.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits are filed with this Form 10-Q:

               15   Independent Accountants'
                    Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

               27   Financial Data Schedule

          (b) Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the quarter ended
               September 30, 1997:

               1.   Reports were filed on July 18, August 14 and
               September 23, in each case reporting, under Item 9, unregistered sales of the Company's Common Stock in reliance on Regulation S under the Securities Act.

               2. On July 23, 1997, a report was filed reporting the declaration of a two-for-one split of the Company's common stock.

                          SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AlliedSignal Inc.




November 7, 1997                     By:   /s/ Nancy A. Garvey
                                          ------------------------
                                            Nancy A. Garvey
                                            Vice President and Controller
                                            (on behalf of the Registrant
                                            and as the Registrant's
                                            Principal Accounting Officer)

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