Form 10-K
period 1997-12-31
ALLIEDSIGNAL INC
filed 1998-02-26
CIK 773840

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

                  For the fiscal year ended December 31, 1997
                                       OR

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

Registrant's telephone number, including area code (973)455-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
----------------------------------------  ---------------------------------------------
Common Stock, par value $1 per share*                New York Stock Exchange
                                                     Chicago  Stock Exchange
                                                     Pacific  Stock Exchange
Money Multiplier Notes due 1998-2000                 New York Stock Exchange
9 7/8% Debentures due June 1, 2002                   New York Stock Exchange
9.20% Debentures due February 15, 2003               New York Stock Exchange
Zero Coupon Serial Bonds due 1999-2009               New York Stock Exchange
9 1/2% Debentures due June 1, 2016                   New York Stock Exchange

------------

*  The common stock is also listed for trading on the London stock exchange.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $22.0 billion at January 31, 1998.

There were 566,016,991 shares of Common Stock outstanding at January 31, 1998.

                      Documents Incorporated by Reference
                      -----------------------------------
        Part I and II: Annual Report to Shareowners for the Year Ended December 31, 1997.
        Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 27, 1998.

________________________________________________________________________________
________________________________________________________________________________

                               ALLIEDSIGNAL INC.

                             CROSS REFERENCE SHEET

                                                                                                     Page(s) in
Form 10-K                                  Heading(s) in Annual Report to Shareowners for              Annual
Item No.                                            Year Ended December 31, 1997                       Report
----------------------------------  ------------------------------------------------------------    ------------
 1. Business                        Note 25. Segment Financial Data ............................         38
                                    Note 26. Geographic Areas -- Financial Data.................         39
                                    Management's Discussion and Analysis........................         19
 3. Legal Proceedings               Note 21. Commitments and Contingencies......................         36
 5. Market for the Regis-           Note 27. Unaudited Quarterly Financial
    trant's Common Equity           Information.................................................         39
    and Related Stock-              Selected Financial Data.....................................         18
    holder Matters
 6. Selected Financial Data         Selected Financial Data.....................................         18
 7. Management's Discussion and     Management's Discussion and Analysis........................         19
    Analysis of Financial
    Condition and Results of
    Operations
 8. Financial Statements and        Report of Independent Accountants...........................         40
    Supplementary Data              Consolidated Statement of Income............................         26
                                    Consolidated Statement of Retained Earnings.................         26
                                    Consolidated Balance Sheet..................................         27
                                    Consolidated Statement of Cash Flows........................         28
                                    Notes to Financial Statements...............................         29

                                                 Heading(s) in Proxy Statement for                   Page(s) in
                                                   Annual Meeting of Shareowners                       Proxy
                                                     to be held April 27, 1998                       Statement
                                    ------------------------------------------------------------    ------------
10. Directors and Executive         Election of Directors; Voting Securities....................         *
    Officers of the Registrant
11. Executive Compensation          Election of Directors -- Compensation of Directors;
                                    Executive Compensation......................................         *
12. Security Ownership of Certain   Voting Securities...........................................         *
    Beneficial Owners and
    Management

------------
* To be included in a definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

NOTE: AlliedSignal Inc. is sometimes referred to in this Report as the Registrant and as the Company, and AlliedSignal Inc. and its consolidated subsidiaries are sometimes referred to as the Company, as the context may require.

                               TABLE OF CONTENTS

           ITEM                                                                                                  PAGE
           ---------------------------------------------------------------------------------------------------   ----
Part I.    1  Business........................................................................................     4
           2  Properties......................................................................................    15
           3  Legal Proceedings...............................................................................    16
           4  Submission of Matters to a Vote of Security Holders.............................................    16
           Executive Officers of the Registrant...............................................................    16

Part II.   5  Market for the Registrant's Common Equity and Related Stockholder Matters.......................    17
           6  Selected Financial Data.........................................................................    17
           7  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    17
           7A  Quantitative and Qualitative Disclosure About Market Risk......................................    18
           8  Financial Statements and Supplementary Data.....................................................    19
           9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    19

Part III.  10  Directors and Executive Officers of the Registrant.............................................    19(a)
           11  Executive Compensation.........................................................................    19(a)
           12  Security Ownership of Certain Beneficial Owners and Management.................................    20(a)
           13  Certain Relationships and Related Transactions.................................................    20

Part IV.   14  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    20

Signatures....................................................................................................    21

------------

 (a) These items are omitted since the Registrant will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors not later than 120 days after December 31, 1997. Certain other information relating to the Executive Officers of the Registrant appears at pages 16 and 17 of this Report.

                                    PART I.

ITEM 1. BUSINESS

     AlliedSignal Inc. (with its consolidated subsidiaries referred to in this Report as the Company) was organized in the State of Delaware in 1985. The Company is the successor to Allied Corporation, which was organized in the State of New York in 1920.

MAJOR BUSINESSES

     AlliedSignal Inc. is an advanced technology and manufacturing company serving customers worldwide with aerospace and automotive products and engineered materials, including chemicals, fibers, plastics and advanced materials. The Company's operations are conducted by ten major businesses, which are grouped under three major product areas, as follows:

 MAJOR PRODUCT AREAS             MAJOR BUSINESSES
---------------------    ---------------------------------
Aerospace products       Engines
                         Aerospace Equipment Systems
                         Electronic & Avionics Systems
                         Government Services

Automotive products      Turbocharging Systems
                         Automotive Products Group
                         Truck Brake Systems

Engineered materials     Polymers
                         Specialty Chemicals
                         Electronic Materials

     Following is a description of the Company's major businesses:

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS            COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------
Engines              Turbine propulsion           TFE731 turbofan            Business, regional          Pratt & Whitney
                     engines                      TPE331 turboprop             and military trainer        Canada
                                                  TFE1042 turbofan             aircraft                  Rolls-Royce/
                                                  F124 turbofan              Commercial and military       Allison Engine
                                                  LF507 turbofan               helicopters                 Company
                                                  CFE738 turbofan            Military vehicles           Turbomeca
                                                  T53, T55                   Commercial and military
                                                  LT101 turboshaft             marine craft
                                                  T800 turboshaft
                                                  TF40 turboshaft
                                                  AGT1500 turboshaft
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Auxiliary power units        Airborne auxiliary         Commercial and              Pratt & Whitney
                     (APUs)                         power units                military aircraft           Canada
                                                  Jet fuel starters          Ground power                Sundstrand
                                                  Secondary power
                                                    systems
                                                  Ground power units
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Industrial power             ASE 8 turboshaft           Ground based                Solar
                                                  ASE 40/50                    utilities, industrial     Rolls-Royce/
                                                    turboshaft                 or mechanical               Allison Engine
                                                  ASE 120 turboshaft           drives                      Company
                                                                                                         European Gas
                                                                                                           Turbines
---------------------------------------------------------------------------------------------------------------------------

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS            COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------
Aerospace            Environmental control        Air conditioning           Commercial, regional        Hamilton Standard
Equipment            systems                        systems                    and general               Intertechnique
Systems                                           Bleed air control            aviation aircraft         Liebherr
                                                    systems                  Military aircraft           Nord Micro
                                                  Cabin pressure systems     Spacecraft                  Parker Hannifin
                                                  Environmental and                                      Sundstrand
                                                    thermal control for
                                                    spacecraft
                                                  Smoke detection
                                                    systems
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Engine systems and           Electronic,                Commercial, military,       Chandler-Evans
                     accessories                    hydromechanical and        regional and general      Hamilton Standard
                                                    pneumatic gas turbine      aviation aircraft         Liebherr
                                                    engine controls            engines                   Lockheed Martin
                                                  Digital electronic         Spacecraft                  Lucas
                                                    engine controls for      Military battle tanks
                                                    military battle tanks
                                                  Fuel flow metering
                                                    components
                                                  Pressure transducers
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Power management and         Electric, hydraulic and    Commercial, military,       Auxilec
                     generation systems             pneumatic power            regional and general      B.F. Goodrich
                                                    generation systems         aviation aircraft         Hella
                                                  Exterior and               Ground vehicles             Lucas
                                                    interior lighting                                    Parker Bertea
                                                    systems                                              Smiths
                                                  Power distribution and                                 Sundstrand
                                                    power management                                     Teleflex
                                                    systems
                                                  Pumps, starters,
                                                    converters, controls,
                                                    electrical actuation
                                                    for flight surfaces
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Aircraft landing systems     Wheels and brakes          Commercial and              Aircraft Braking
                                                  Friction products            military aircraft           Systems
                                                  Brake control systems                                  Dunlop
                                                  Wheel and brake                                        B.F. Goodrich
                                                    overhaul services                                    Messier-Bugatti
---------------------------------------------------------------------------------------------------------------------------
Electronic &         Avionics systems             Flight safety systems:     Commercial, business        Century
Avionics Systems                                    Enhanced Ground            and general aviation      Garmin
                                                      Proximity Warning        aircraft                  B.F. Goodrich
                                                      Systems (EGPWS)        Government aviation         Honeywell
                                                    Traffic Alert and                                    II Marrow
                                                      Collision Avoidance                                Litton
                                                      Systems (TCAS)                                     Lockheed Martin
                                                    Windshear detection                                  Narco
                                                      systems and weather                                Rockwell/Collins
                                                      radar                                              Sextant
                                                    Flight data and cockpit                              Smiths
                                                      voice recorders                                    S-tec
                                                  Communication and                                      Trimble/Terra
                                                    navigation systems:                                  Universal
                                                    Flight management
                                                      systems
                                                    Data management and
                                                      aircraft performance
                                                      monitoring systems
                                                    Air-to-ground
                                                      telephones
                                                    Global positioning
                                                      systems
                                                    Automatic flight
                                                      control systems
                                                    Navigation systems
                                                    Identification systems
                                                    Integrated systems
                                                    Vehicle management
                                                      systems
                                                    Cockpit display systems
                     ------------------------------------------------------------------------------------------------------

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS            COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------
                     Automatic test systems       Computer-controlled        U.S. Government and         GDE Systems
                                                    automatic test systems     international logistics   Honeywell
                                                  Functional testers and       centers                   Litton
                                                    ancillaries              Military aviation           Lockheed Martin
                                                  Portable test and                                      Northrop Grumman
                                                    diagnostic systems
                                                  Advanced battery
                                                    analyzer/charger
                     ------------------------------------------------------------------------------------------------------
                     Guidance systems             Inertial sensors/systems   Military and                Astronautics-
                                                    and star sensors/          commercial vehicles         Kearfott
                                                    systems for guidance,    Commercial spacecraft       Ball
                                                    stabilization,             and launch vehicles       BEI
                                                    navigation and control   Energy                      GEC
                                                                             Transportation              Honeywell
                                                                             Missiles                    Litton
                                                                             Munitions                   Rockwell/Collins
                     ------------------------------------------------------------------------------------------------------
                     Tactical command,            Combat identification      Military aviation           Harris
                     control, communications,       systems (Identification  Military communications     Hughes/
                     computers and                  Friend or Foe (IFF))     Civil communications          Magnavox
                     intelligence                 Commercial information     Commercial information      Litton
                                                    security equipment         security                  Lockheed Martin
                                                  Satellite communication                                Motorola
                                                    terminals (SATCOM)                                   Raytheon/
                                                  Secured communication                                    E-Systems
                                                    equipment (INFOSEC)                                  Rockwell/Collins
                                                  Mortar fire control                                    Thomson-CSF/
                                                    system (MFCS)                                          Hazeltine
                     ------------------------------------------------------------------------------------------------------
                     Radar systems                Aircraft precision         Global and U.S. airspace    Hughes
                                                    landing                    agencies                  Motorola
                                                  Ground surveillance        Military aviation           Raytheon
                                                  Target detection devices   Military missiles           Rockwell
                                                                                                         Thomson-CSF
---------------------------------------------------------------------------------------------------------------------------
Government           Management and technical     Maintenance/operation of   U.S. and foreign            Computer Sciences
Services             services                       space systems and          government space and      Dyncorp
                                                    facilities                 communications            Lockheed Martin
                                                  Systems engineering,         facilities                Raytheon
                                                    integration and          Commercial space            SAIC
                                                    training                   facilities
                                                    services
                                                  Management of data
                                                    processing facilities
                     ------------------------------------------------------------------------------------------------------
                     Federal manufacturing        Non-nuclear components     U.S. Department of          Federally funded
                     and technologies               for nuclear weapons        Energy
---------------------------------------------------------------------------------------------------------------------------
Turbocharging        Charge-air systems           Turbochargers              Automotive and heavy        Aisin Seiki
Systems              Thermal systems              Charge-air coolers           vehicle original          Behr/McCord
                                                  Aluminum radiators           equipment manufacturers   Hitachi
                                                  Aluminum cooling             (OEMs)                    Holset
                                                    modules                  Engine manufacturers        IHI
                                                  Superchargers              Aftermarket distributors    KKK
                                                  Remanufactured components    and dealers               Mitsubishi/MHI
                                                                                                         Modine
                                                                                                         Schwitzer
                                                                                                         Valeo
                     ------------------------------------------------------------------------------------------------------
                     Electrical generators        Turbogenerators            Electrical power            Electric Utilities
                                                                                                         Capstone
---------------------------------------------------------------------------------------------------------------------------

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS            COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------
Automotive Products  Aftermarket:                 Oil, air, fuel,            Automotive and heavy        Abex/Cooper
Group                filters and electronic,        transmission and           vehicle aftermarket       AC/Delphi/GM
                     brake and steering             coolant filters            channels and original     ArmorAll
                     components, car care         PCV valves                   equipment service         Belden/Cooper
                     products                     Spark plugs                  (OES)                     Bosch
                                                  Wire and cable             Mass merchandisers          Champion/Cooper
                                                  Disc pads and brake                                    EIS/Standard Motor
                                                    linings                                              Eyquem
                                                  Disc and drum brake                                    Ferodo/T&N
                                                    components                                           Girling/Lucas
                                                  Brake hydraulic                                        Havoline (Texaco)
                                                    components                                           Knecht
                                                  Brake fluid                                            Labinal
                                                  Ball-joints                                            Lockheed/AP
                                                  Rack & pinions                                         Mann & Hummel
                                                  Power-steering pumps                                   Mintex, Textar/BBA
                                                    and components                                       NGK
                                                  Antifreeze/coolant                                     Purolator/Mark IV
                                                  Driveway ice melter                                    Quinton
                                                  Windshield de-icer                                       Hazel/Echlin
                                                    washer fluid                                         Raybestos/Echlin
                                                                                                         Teves/ITT
                                                                                                         Turtle Wax
                                                                                                         Wix/Dana
                                                                                                         Zerex (Valvoline)
                                                                                                         ZF
                     ------------------------------------------------------------------------------------------------------
                     Friction materials           Disc brake pads            Automotive and heavy        Abex/Cooper
                                                  Drum brake linings           vehicle OEMs, OES and     Akebono
                                                  Brake blocks                 aftermarket channels      BBA Group
                                                  Aircraft brake linings     Railway and commercial/     Delco
                                                  Railway linings              military aircraft OEMs    Echlin
                                                                               and brake manufacturers   Ferodo/T&N
                                                                                                         JBI
                                                                                                         Nisshinbo
                                                                                                         Pagid
                                                                                                         Sumitomo
                                                                                                         Teves/ITT
                     ------------------------------------------------------------------------------------------------------
                     Filters and spark plugs      Oil, air, transmission,    Automotive and heavy        AC/Delphi/GM
                                                    fuel and cabin             vehicle OEMs, OES and     Bosch
                                                    air filters                aftermarket channels      Champion/Cooper
                                                  Spark plugs                                            Champion
                                                                                                           Labs/U.I.S.
                                                                                                         Denso
                                                                                                         NGK
                                                                                                         Purolator/Mark IV
                                                                                                         Wix/Dana
---------------------------------------------------------------------------------------------------------------------------
Truck Brake Systems  Air brake systems            Anti-lock braking systems  On-highway medium and       Bosch
(joint venture)                                     (ABS)                      heavy truck,              Cummins/Holset
                                                  Air disc brakes              bus and trailer OEMs      Echlin/Midland-
                                                  Air compressors            Off-highway equipment         Grau
                                                  Air valves                   OEMs                      Rockwell WABCO
                                                  Air dryers                 Aftermarket distributors
                                                  Actuators                    and dealers/OES
                                                  Truck electronics
                                                  Competitive
                                                    remanufactured
                                                    products
---------------------------------------------------------------------------------------------------------------------------
Polymers             Carpet fiber                 Nylon filament and staple  Commercial, residential     BASF
                                                    yarns                      and specialty carpet      Beaulieu
                                                  Bulk continuous              markets                   DuPont
                                                    filament                                             Monsanto
                                                                                                         Novalis
                     ------------------------------------------------------------------------------------------------------
                     Industrial fiber             Industrial nylon and       Passenger car and truck     Akzo
                                                    polyester yarns            tires                     DuPont
                                                                             Auto and light truck        Hoechst/Celanese
                                                                               seatbelts and airbags     Kolon
                                                                             Broad woven fabrics         Rhone-Poulenc
                                                                             Ropes and mechanical        Tong Yang
                                                                               rubber goods
                                                                             Luggage
                                                                             Sports gear
                     ------------------------------------------------------------------------------------------------------

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS            COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------
                     Chemical intermediates       Caprolactam                Nylon for fibers,           BASF
                                                  Phenol                       engineered resins and     DSM
                                                  Acetone                      film                      DuPont
                                                  Ammonium sulfate           Phenol resins               Enichem
                                                  Hydroxylamine              Fertilizer ingredients      Monsanto
                                                  Alphamethyl styrene        Specialty chemicals         Phenol Chemie
                                                  Cyclohexanol               Vitamins                    Rhone-Poulenc
                                                  Cyclohexanone              Carbonization               Ube
                                                  Adipic acid
                     ------------------------------------------------------------------------------------------------------
                     Engineering plastics         Thermoplastic nylon        Food and pharmaceutical     BASF
                                                  Thermoplastic alloys and     packaging                 Bayer
                                                    blends                   Engine housings             DuPont
                                                  Post-consumer recycled       (e.g., electric hand      General Electric
                                                    PET resins                 tools, chain saws)        Hoechst/Celanese
                                                  Recycled nylon resins      Automotive body components  Monsanto
                                                                             Office furniture
                                                                             Electrical and electronics
                     ------------------------------------------------------------------------------------------------------
                     Textile nylon                Fine denier nylon yarns    Hosiery                     BASF
                                                                             Lingerie                    DuPont/ICI
                                                                             Active wear                 FCFC
                                                                             Recreational equipment      Fibra
                                                                             Luggage                     Nylstar
                     ------------------------------------------------------------------------------------------------------
                     Spectra performance          Extended-chain             Cordage for commercial,     Akzo
                     materials                      polyethylene               fishing and recreational  DSM
                                                    composites                 use                       DuPont
                                                                             Sports equipment
                                                                               composites
                                                                             Bullet resistant vests,
                                                                               helmets and heavy
                                                                               armor
                                                                             Cut-resistant industrial
                                                                               gloves
                                                                             Sailcloth
                     ------------------------------------------------------------------------------------------------------
                     Specialty film               Cast nylon                 Food                        DuPont
                                                  Biaxially oriented nylon   Pharmaceuticals             Kolan
                                                    film                     Packaging and industrial    Reynolds
                                                  Fluoropolymer film           applications              Toyobo
---------------------------------------------------------------------------------------------------------------------------
Specialty Chemicals  Pharmaceutical and           Oxime-based fine           Agrichemicals               DSM
                     agricultural chemicals         chemicals                Pharmaceuticals             Zeneca
                                                  Fluoroaromatics
                                                  Bromoaromatics
                     ------------------------------------------------------------------------------------------------------
                     Polymer additives and        Processing aids (wax)      Plastics                    Atochem
                     catalysts                    UV absorbers               Coatings                    BASF
                                                  Flame retardants           Cosmetics                   Eastman
                                                  Catalysts                                              Hoechst
                     ------------------------------------------------------------------------------------------------------
                     Coatings and sealants        Polyethylene waxes         Sealants, adhesives,        BASF
                                                  Curing agents                coatings and lubricants   Eastman
                                                  Technical preservatives                                Exxon
                                                                                                         Hoechst
                                                                                                         Mobil
                                                                                                         Rohm & Haas
                                                                                                         Thor
                                                                                                         Zeneca
                     ------------------------------------------------------------------------------------------------------
                     Electronic chemicals         HF/derivatives             Semiconductors              LaPorte
                                                  Solvents                                               Merck
                                                  Inorganic acids                                        Olin
                                                  High purity solvents
                     ------------------------------------------------------------------------------------------------------
                     Industrial specialties       Lab chemicals              Diverse by product type     Varies by
                                                  Electroplating chemicals                                 product line
                                                  Luminescent pigments
                                                  Photo dyes
                                                  Hydroxylamine sulfate
                     ------------------------------------------------------------------------------------------------------
                     Hydrofluoric acid (HF)       Anhydrous and aqueous      Fluorocarbons               Ashland
                                                    hydrofluoric acid        Steel                       Atochem
                                                  Ultra-high purity          Oil refining                DuPont
                                                    hydrofluoric acid        Chemical intermediates      Hashimoto
                                                                             Electronics                 Merck
                                                                                                         Norfluor
                                                                                                         Quimaco Fluor
                     ------------------------------------------------------------------------------------------------------

  MAJOR BUSINESSES         PRODUCT CLASSES         MAJOR PRODUCTS/SERVICES         MAJOR MARKETS            COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------
                     Fluorocarbons                Genetron'r' refrigerants,  Refrigeration               Atochem
                                                    aerosol and              Air conditioning            DuPont
                                                    insulation foam blowing  Polyurethane foam           ICI
                                                    agents                   Rigid-board insulation
                                                  Genesolv'r' solvents       Electronics
                                                  Oxyfume sterilant gases    Optical
                                                                             Metalworking
                                                                             Hospitals
                                                                             Medical equipment
                                                                               manufacturers
                     ------------------------------------------------------------------------------------------------------
                     Fluorine specialties         Sulfur hexafluoride (SF6)  Resins                      Air Products
                                                  Iodine pentafluoride       Catalysts                   Asahi Glass
                                                    (IF5)                                                Atochem
                                                  Antimony pentafluoride                                 Ausimont
                                                    (SbF5)                                               Kanto Denka Kogyo
                                                                                                         Solvay Fluor
                     ------------------------------------------------------------------------------------------------------
                     Nuclear services             UF6 conversion services    Nuclear fuel                British Nuclear
                                                                             Electric utilities            Fuels
                                                                                                         Cameco (Canada)
                                                                                                         Cogema (France)
                                                                                                         Tennex (Russia)
                     ------------------------------------------------------------------------------------------------------
                     Carbon materials             Binder pitch               Aluminum and carbon         Koppers
                                                  Creosote oils                industries                Posco Chem
                                                  Refined naphthalene        Wood products               Reilly Industries
                                                  Driveway sealer tar and    Chemicals                   Rutgers
                                                    roofing pitch            Construction
                     ------------------------------------------------------------------------------------------------------
                     UOP (joint venture):         Processes                  Petroleum,                  ABB Lummus Global
                                                  Catalysts                    petrochemical, gas        Criterion
                                                  Molecular sieves             processing and            IFP (France)
                                                  Adsorbents                   chemical industries       Procatalyse
                                                  Design of process                                        (France)
                                                    plants and equipment                                 Stone & Webster
                                                  Customer catalyst                                      Zeochem
                                                    manufacturing
---------------------------------------------------------------------------------------------------------------------------
Electronic Materials Multilayer circuitry         Laminates                  Military                    ADI/Isola
                     materials                    Prepregs                   Telecommunications          Nanya
                                                  Copper foil                Automotive                  Nelco
                                                                             Computers                   Polyclad
                                                                             Consumer electronics
                     ------------------------------------------------------------------------------------------------------
                     Copper-clad rigid            Laminates                  Military                    ADI/Isola
                     laminates for circuitry                                 Telecommunications          General Electric
                                                                             Automotive                  Nanya
                                                                             Computers                   Nelco
                                                                             Consumer electronics        Polyclad
                     ------------------------------------------------------------------------------------------------------
                     Advanced                     Materials for computer     Semiconductors              Tokyo-Ohka
                     microelectronic                chip manufacturing       Microelectronics
                     materials
                     ------------------------------------------------------------------------------------------------------
                     Amorphous metals             Amorphous metal ribbons    Electrical distribution     Allegheny-Ludlum
                                                    and components             transformers                Steel
                                                                             High frequency electronics  Armco Steel
                                                                             Metal joining               Kawasaki Steel
                                                                             Theft deterrent             Nippon Steel
---------------------------------------------------------------------------------------------------------------------------

     The Aerospace-related businesses have organized their marketing, sales, service, technical support, repair and overhaul and distribution capabilities into a single, dedicated point of contact for its customers -- the Marketing, Sales & Service (MS&S) unit.

     Additionally, the environmental catalysts business, a joint-venture with the General Motors Corporation, is a major worldwide supplier of catalysts used in catalytic converters for automobiles.

GENERAL

     The Aerospace-related businesses serve key commercial and military components of the aviation, defense and space markets with a broad array of systems, subsystems, components and services. They design, develop, manufacture, market and service hundreds of products found on all types of aircraft, from single-piston engine aircraft, business aircraft and wide-bodied 'jumbos' flown by the world's commercial airlines, to trainers, transports, bombers, fighters and helicopters used by the U.S.

and other countries for national defense. The Company's global business consists primarily of original equipment (OE) sales and an extensive aftermarket business, including spare parts, maintenance and repair, and retrofitting. Worldwide customers include the U.S. and foreign governments, all of the major airframe and engine manufacturers, including Boeing, Lockheed Martin, Airbus Industrie, Aero International (Regional), Raytheon, Israeli Aircraft Industries, Northrop Grumman, British Aerospace, Cessna, Fairchild/Dornier, Dassault, Gulfstream, Bombardier, Rockwell International, Pratt & Whitney, General Electric and Rolls-Royce, as well as the world's leading airlines and business aircraft and general aviation aircraft operators, and dealers and distributors of general aviation products. The Company also provides field engineering management and technical support services to Boeing, the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD), the U.S. Department of Energy, other federal civilian agencies as well as state and local governments and other commercial entities.

     The Company is affected by U.S. Government budget constraints for defense and space programs as well as the level of production of commercial, business and general aviation aircraft which are impacted by business cycles and world economic conditions. Growth in the Company's commercial business for aerospace products is expected, over the long term, to help mitigate the reductions in U.S. defense spending. Moreover, sales of aerospace products are not dependent on any one key defense program or commercial customer.

     In 1997, world defense spending stabilized after declining in prior years. Meanwhile, substantial improvement was seen in the commercial aircraft market, with build rates for large airlines at near record levels. This level of commercial activity is expected to continue in 1998. Regional airlines experienced strong traffic growth and new regional aircraft orders were also higher in 1997. The high-end business aviation market experienced significant growth and the commercial aftermarket spare parts and repair and overhaul business also showed strong improvement during 1997.

     The Automotive businesses design, engineer, manufacture and distribute systems and components for worldwide vehicle manufacturers and aftermarket customers. As a result of recent acquisitions and divestitures, however, the Company's automotive businesses are shifting their focus to the worldwide aftermarket. The Automotive businesses market and distribute popular customer-branded products as well as private-label brands through warehouse distributors, mass merchandisers and parts retailers worldwide.

     In 1997 and 1996, excluding the impact of the divested safety restraints and braking businesses, aftermarket sales, including OES sales, accounted for 62% and 63%, respectively, of the total sales of the Automotive businesses and worldwide passenger car and truck OE sales accounted for the balance. In 1997 and 1996, Automotive-related operations outside the U.S. accounted for $1,384 and $1,332 million, or 46% and 49%, respectively, of total Automotive related sales.

     The Engineered Materials product area has three business units: Polymers, Specialty Chemicals and Electronic Materials. The Engineered Materials businesses manufacture chemicals, fibers, plastics and advanced materials with applications for numerous industries, including electronics, automotive, carpeting, refrigeration, construction, computers and utilities.

     The Polymers business is comprised of fibers, chemicals and plastic resin. It operates caprolactam, ammonium sulfate and phenol plants. Polymers' market positions include nylon fiber for carpets and textiles, polyester fiber for industrial applications and intermediate chemicals. Polymers also makes Spectra'r' fiber used in armor and sporting goods.

     The Specialty Chemicals business manufactures fluorine, hydrofluoric acid and polyethylene wax products. Specialty Chemicals serves the refrigeration and air conditioning, insulating foams, sterilization, hydrofluoric acid, pharmaceutical, agricultural, semiconductor, electronics, polymers, coatings and sealants and nuclear markets with key specialty and fine chemicals. Included in Specialty Chemicals is the Company's UOP joint venture with Union Carbide, a global leader in process technology for the petroleum industry. The integration of the German chemical company Riedel-de Haen into Specialty Chemicals in 1996 significantly increased Specialty Chemicals' role as a global supplier of pharmaceutical intermediates.

     The Electronic Materials business includes laminate systems, materials used in the production of printed wiring boards, and advanced microelectronic materials which serves the semiconductor fabrication industry. Also included in this unit is the amorphous metals business which makes specialty metals for transformers.

     The Company continuously assesses the relative strength of its portfolio of businesses as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. The Company considers acquisition candidates that will further its strategic plan and strengthen its existing core businesses. The Company also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action.

U.S. GOVERNMENT CONTRACTS

     Aerospace-related sales to the U.S. Government, acting through its various departments and agencies and through prime contractors, amounted to $1,851 million for 1997 and $1,833 million for 1996, which includes sales to the DoD of $1,338 million in 1997 and $1,237 million in 1996. Approximately 59% and 55% of sales to the U.S. Government in 1997 and 1996, respectively, were made under fixed-price contracts in which the Company agrees to perform a contract for a fixed price and retains for itself any benefits of cost savings or must bear the burden of cost overruns.

     In addition to normal business risks, companies engaged in supplying military and other equipment to the U.S. Government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available U.S. Government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of U.S. Government contracts, particularly development contracts, and generally result in adjustments of contract prices.

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

BACKLOG

     Orders for certain aerospace-related products sold to general and commercial aviation customers mainly consist of relatively short-term and frequently renewed commitments. Government procurement agencies generally issue contracts covering relatively long periods of time. Total backlog for aerospace-related products and services for both government and commercial contracts was $5,087 million at December 31, 1997 and $4,514 million at December 31, 1996 of which U.S. and foreign government orders were $1,908 million and $1,906 million for the respective years. The Company anticipates that approximately $4,247 million of the total 1997 backlog will be filled during 1998.

     Backlog information may not be an accurate indicator of future sales. Government contracts and, in general, subcontracts thereunder are terminable, in whole or in part, for default or for convenience by the government or the higher level contractor if deemed in their best interest. Upon termination for convenience, the contractor is normally entitled to reimbursement for allowable costs and to an allowance for profit. However, if the contract is terminated because of the contractor's default, the contractor may not recover all of its costs and may be liable for any excess costs incurred by the government in procuring undelivered items from another source.

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

     In addition, changes in the general economic environment and the financial condition of the airline industry may result in commercial customer requests for rescheduling, reduction or cancellation of firm contractual orders.

SEGMENT FINANCIAL DATA

     Note 25 (Segment Financial Data) of Notes to Financial Statements in the Company's 1997 Annual Report to shareowners is incorporated herein by reference.

DOMESTIC AND FOREIGN FINANCIAL DATA

     Note 26 (Geographic Areas -- Financial Data) of Notes to Financial Statements in the Company's 1997 Annual Report to shareowners is incorporated herein by reference.

RECENT DEVELOPMENTS

     In June 1997, the Company acquired Prestone Products Corporation (Prestone) for approximately $400 million, including assumed liabilities. Prestone is a supplier of premium car care products and has annual sales of approximately $300 million. In July 1997, the Company acquired Grimes Aerospace Company (Grimes), a manufacturer of exterior and interior aircraft lighting systems, for approximately $475 million, including assumed liabilities. Grimes, which has annual sales of approximately $230 million, also manufactures aircraft engine components such as valves and heat exchangers, as well as electronic systems, including flight warning computers and active matrix liquid crystal displays. In October 1997, the Company acquired Astor Holdings, Inc. (Astor) for approximately $370 million, including assumed liabilities. Astor, a producer of value-added, wax-based processing aids, sealants and adhesives, has annual sales of approximately $300 million. In November 1997, the Company acquired Holt Lloyd Group Ltd. for approximately $150 million. Holt Lloyd is a supplier of car care products primarily in Europe and Asia and has annual sales of approximately $150 million. In January 1998, the Company also acquired the Hardware Group and PacAero unit of Banner Aerospace, distributors of aircraft hardware, for approximately $350 million. The acquired operations have annual sales of about $250 million, principally to commercial air transport and general aviation customers. The Company also made several smaller acquisitions in 1997.

     To speed delivery of aftermarket products, the Company formed strategic alliances in 1997 to streamline the Company's distribution processes. UPS Worldwide Logistics distributes the Company's automotive aftermarket products to customer locations across North America and Caterpillar Logistics Services directs the global distribution of spare parts used in the repair and overhaul of the Company's aerospace products.

     In October 1997, the Company completed the sale of its automotive safety restraints business to Breed Technologies for $710 million in cash, subject to post-closing adjustments. The safety restraints business had 1996 net sales and income from operations of $940 and $70 million, respectively, from the sale of seat belts and air bags. In the first quarter of 1998, the Company expects to complete the sale of its underwater detection systems business to L-3 Communications Corporation for $70 million in cash, subject to post-closing adjustments. The ocean systems unit had annual revenues of about $70 million. During 1997, the Company also sold certain non-strategic businesses and other assets.

     In April 1996, the Company sold a major component of its worldwide braking business to Robert Bosch GmbH, a privately held German company, for $1.5 billion in cash, subject to certain post-closing adjustments which were finalized in October 1997. Included in the sale were the worldwide light-vehicle and medium-heavy truck hydraulic braking and ABS businesses. These businesses had 1995 net sales of $2.0 billion.

     In 1997, the Company eliminated its three sector offices, consolidated its automotive products and avionics groups and repositioned some of its businesses.

     The Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company estimates that the cost of Year 2000 compliance for its information systems will not have a material adverse effect on the future consolidated results of operations of the Company. The Company is not yet able to estimate the cost for Year 2000 compliance with respect to production systems, products, customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company.

COMPETITION

     The Company encounters substantial competition, in each of its product areas, with businesses producing the same or similar products or with businesses producing different products designed for the same uses. Such competition is expected to continue both in the U.S. and in global markets. Depending on the particular market involved, the Company's businesses compete on a variety of factors, such as price, quality, delivery, customer service, performance, product innovation and product recognition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability. While the Company's competitive position varies among its products, the Company believes it is a significant factor in each of its major product classes.

     Aerospace-related products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. The Automotive-related products are sold in competition with other independent suppliers or with the captive component divisions of the vehicle manufacturers. Engineered materials-related businesses are aligned around markets, customers and common technologies. Brand identity, service to customers and quality are important competitive factors in the market and there is considerable price competition.

INTERNATIONAL OPERATIONS

     The Company and affiliated companies are engaged in manufacturing, sales and/or research and development mainly in the U.S., Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to the Company's operations. U.S. exports comprised 17% of total Company sales in both 1997 and 1996 and foreign manufactured products and services were 22% and 23% of total Company sales in 1997 and 1996, respectively.

     The Company's international operations, including U.S. exports, are potentially subject to a number of unique risks and limitations, including: fluctuations in currency value; exchange control regulations; wage and price controls; employment regulations; effects of foreign investment laws; import and trade restrictions, including embargoes; and governmental instability.

     The Aerospace-related international operations consist primarily of exporting U.S. manufactured products and systems, performance of services that include operating aircraft repair and overhaul facilities, and licensing activities. The principal manufacturing facility outside of the U.S. is in Canada.

     Automotive-related foreign operations are located in Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, South Korea, Spain and the United Kingdom. Distribution and marketing are conducted in these and numerous other countries as well. Automotive related operations outside the U.S. are conducted through various foreign companies in which it has interests ranging from minor to complete control. International operations also include the exporting of U.S. manufactured products and licensing activities. Internationally, products are marketed under the Bendix, Fram, Autolite and Garrett trademarks.

     Regarding Engineered Materials, Polymer's foreign operations are located in Germany, France and China; Specialty Chemicals' manufacturing facilities are located in Germany, Belgium, Canada and the Netherlands and Electronic Materials maintains facilities in Germany and Southeast Asia, including Taiwan, Singapore and China.

RAW MATERIALS

     The principal raw materials used by the Company's businesses include:
Aerospace businesses -- carbon fiber; electronic, optical and mechanical component parts and assemblies; electronic and electromechanical devices and metallic products; Automotive businesses -- castings, forgings, steel and bar stock, copper, aluminum, platinum and titanium and Engineered Materials businesses -- cumene, natural gas, sulfur, terephthalic acid, ethylene and ethylene glycol, fluorspar, HF, carbon tetrachloride, chloroform, nylon resins, fiberglass, copper foil, platinum, rhodium, polyester chips, lubricating oil by-products, butylrubber and coal tar pitch. The Company is producing virtually all of its HF and nylon resin requirements. The principal raw materials used in the Company's operations are generally readily available. Major requirements for key raw materials and fuels are typically purchased pursuant to multi-year contracts. The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements, however, the Company is highly dependent on its suppliers and subcontractors in order to meet commitments to its customers, and many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. The Company maintains a qualification and performance surveillance process to control risk associated with such reliance on third parties. The Company believes that sources of supply for raw materials and components are generally adequate, however, temporary shortages may occur from time to time.

PATENTS AND TRADEMARKS

     The Company owns approximately 9,060 patents or patent applications and is licensed under other patents covering certain of its products and processes. It believes that, in the aggregate, the rights under such patents and licenses are generally important to its operations, but does not consider that any patent or patent license agreement or group of them related to a specific process or product is of material importance in relation to the Company's total business.

     The Company also has registered trademarks for a number of its products. Some of the more significant trademarks include: AiResearch, Anso, Autolite, Bendix, Bendix/King, Capron, Fram, Garrett, Genetron, King, Prestone and Norplex Oak.

RESEARCH AND DEVELOPMENT

     The Company's research activities are directed toward the discovery and development of new products and processes, improvements in existing products and processes, and the development of new uses of existing products.

     Research and development expense totaled $349, $345 and $353 million in 1997, 1996 and 1995, respectively. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $597, $536 and $536 million in 1997, 1996 and 1995, respectively.

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

     Capital expenditures for environmental control facilities at existing operations were $69 million in 1997. The Company estimates that during each of the years 1998 and 1999 such capital expenditures will be in the $70 to $75 million range. In addition to capital expenditures, the Company has incurred and will continue to incur operating costs in connection with such facilities.

     Reference is made to Management's Discussion and Analysis at page 21 of the Company's 1997 Annual Report to shareowners, incorporated herein by reference, for further information regarding environmental matters.

EMPLOYEES

     The Company had an aggregate of 70,500 salaried and hourly employees at December 31, 1997. Approximately 51,900 were located in the United States, and, of these employees, about 25% were unionized employees represented by various local or national unions.

ITEM 2.   PROPERTIES

     The Company has 356 locations consisting of plants, research laboratories, sales offices and other facilities. The plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. The properties are generally maintained in good operating condition. Utilization of these plants may vary with government spending and other business conditions; however, no major operating facility is significantly idle. The facilities, together with planned expansions, are expected to meet the Company's needs for the foreseeable future. The Company owns or leases warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. It also leases space for administrative and sales staffs. The Company's headquarters and administrative complex are located at Morris Township, New Jersey.

     The principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                   AEROSPACE

Anniston AL                                                              South Bend, IN   Teterboro, NJ
Phoenix, AZ (4 plants, 3 fully leased, 1 partially leased)               Lawrence, KS     Rocky Mount, NC
Tempe, AZ                                                                Olathe, KS       Urbana, OH
Tucson, AZ (partially leased)                                            Columbia, MD     Rexdale, Ont., Canada (partially leased)
Torrance, CA (partially leased)                                          Towson, MD       Raunheim, Germany
Stratford, CT (owned by the U.S. Government and managed by the Company)                   Singapore




                                   AUTOMOTIVE

Torrance, CA                Greenville, OH                 Glinde, Germany
Huntington, IN              Conde, France                  Skelmersdale, United Kingdom
Fostoria, OH                Thaon-Les-Vosges, France


                              ENGINEERED MATERIALS

Metropolis, IL              Philadelphia, PA               Hopewell, VA
Baton Rouge, LA             Pottsville, PA                 Longlaville, France
Geismar, LA                 Columbia, SC                   Seelze, Germany
Moncure, NC                 Chesterfield, VA


ITEM 3.   LEGAL PROCEEDINGS

     The first and second paragraphs of Note 21 (Commitments and Contingencies) of Notes to Financial Statements at page 36 of the Company's 1997 Annual Report to shareowners are incorporated herein by reference.

     On September 27, 1997 the Company asked the United States District Court for the Northern District of New York to resolve a dispute over whether the Company was late in delivering a mercury modeling report to the State of New York. The report was delivered pursuant to a consent decree between the Company and the State addressing a remedial investigation of the Onondaga Lake system where the Company had operations prior to 1987. On December 19, 1997, the Court ruled that the State had properly established a deadline for the report of April 15, 1997, and that a $191,000 stipulated penalty was payable under the consent decree because the report had been delivered 58 days after the deadline.

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

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------
Lawrence A. Bossidy (a), 62      Chairman of the Board since January 1992. Chief Executive Officer of the
              1991                 Company since July 1991.
Daniel P. Burnham (a), 51        Vice Chairman since October 1997. Executive Vice President and President,
                                   AlliedSignal Aerospace from January 1992 to September 1997.
              1991
Frederic M. Poses (a), 55        Vice Chairman since October 1997. Executive Vice President and President,
                                   AlliedSignal Engineered Materials from April 1988 to September 1997.
              1988
------------
(a) Also a director.

                                                   (list continued on next page)

(list continued from previous page)

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------
Peter M. Kreindler, 52           Senior Vice President, General Counsel and Secretary since December 1994.
              1992                 Senior Vice President and General Counsel from March 1992 to November
                                   1994.
Donald J. Redlinger, 53          Senior Vice President -- Human Resources and Communications since February
              1991                 1995. Senior Vice President -- Human Resources from January 1991 to
                                   January 1995.
Richard F. Wallman, 46           Senior Vice President and Chief Financial Officer since March 1995. Vice
              1995                 President and Controller of International Business Machines Corp. (IBM)
                                   (manufacturer of information-handling systems) from April 1994 to February
                                   1995. General Assistant Controller of IBM from October 1993 to March 1994.
                                   Assistant Controller -- Sales & Marketing of Chrysler Corporation
                                   (automobile manufacturer) from April 1989 to September 1993.
Nancy A. Garvey, 48              Vice President and Controller since September 1996. Vice President and
              1994                 Treasurer from February 1994 to August 1996. Staff Vice
                                   President -- Investor Relations from November 1989 to January 1994.
Larry E. Kittelberger, 49        Vice President and Chief Information Officer since August 1995 (Executive
              1996                 Officer since February 1996). Corporate Chairman -- Information Officer
                                   Leadership Committee of Tenneco Inc. (diversified industrial concern) from
                                   June 1989 to July 1995.

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market and dividend information for the Registrant's common stock is contained in Note 27 (Unaudited Quarterly Financial Information) of Notes to Financial Statements at page 39 of the Company's 1997 Annual Report to shareowners, and such information is incorporated herein by reference.

     The number of record holders of the Registrant's common stock is contained in the statement 'Selected Financial Data' at page 18 of the Company's 1997 Annual Report to shareowners, and such information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information included under the captions 'For the Year' and 'At Year-End' in the statement 'Selected Financial Data' at page 18 of the Company's 1997 Annual Report to shareowners is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     'Management's Discussion and Analysis' on pages 19 through 25 of the Company's 1997 Annual Report to shareowners is incorporated herein by reference.

     This Report contains, or incorporates by reference, certain statements that may be deemed 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

     A discussion of the Company's accounting policies for financial instruments is included in Note 1 (Summary of Significant Accounting Policies) of Notes to Financial Statements at page 29 of the Company's 1997 Annual Report to shareowners, and such information is incorporated herein by reference. Additional disclosure relating to financial instruments is included in Note 17 (Financial Instruments) of Notes to Financial Statements at pages 34 and 35 of the Company's 1997 Annual Report to shareowners, and such information is incorporated herein by reference.

     The Company uses foreign currency forward and option contracts to hedge the exposure to adverse changes in foreign currency exchange rates. The Company's principal currency exposures relate to the French franc, the German deutsche mark and the British pound against the U.S. dollar. The Company's exposure to changes in foreign currency exchange rates arises from intercompany loans utilized to finance foreign subsidiaries, receivables, payables and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties using forward or option agreements. The Company also uses derivative financial instruments to hedge the Company's exposure to changes in foreign currency exchange rates for the translated U.S. dollar value of net income of a number of foreign subsidiaries. Forward and option agreements used to hedge net income are marked to market and recognized immediately in income.

     The Company utilizes both fixed-rate and variable-rate debt as described in
Note 15 (Long-term Debt and Credit Agreement) of Notes to Financial Statements at page 33 of the Company's 1997 Annual Report to shareowners, and such information is incorporated herein by reference. The Company uses interest rate swaps to manage the Company's exposure to interest rate movements and reduce borrowing costs.

     The Company also maintains debt investments classified as available-for-sale and carried at their quoted market value. These short-term investments result from excess cash on hand.

     The Company manages market risk by restricting the use of derivative financial instruments to hedging activities and by limiting potential interest and currency rate exposures to amounts that are not material to the Company's consolidated results of operations and cash flows. The Company also has procedures to monitor the impact of market risk on the fair value of its long-term debt, short-term debt investments and other financial instruments, considering reasonably possible changes in interest and currency rates. These procedures include the use of sensitivity analysis to estimate the impact of interest rate and currency rate changes on future cash flows and fair values. The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate 1% point increase in interest rates across all maturities and the potential change in fair value for foreign exchange sensitive instruments based on a 10% increase in U.S. dollar per local currency exchange rates across all maturities at December 31, 1997 (dollars in millions):

                                                                                                     ESTIMATED
                                                        FACE OR        CARRYING       FAIR      INCREASE/(DECREASE)
                                                    NOTIONAL AMOUNT    VALUE(1)     VALUE(1)       IN FAIR VALUE
                                                    ---------------    ---------    --------    -------------------
Interest Rate Sensitive Instruments
-----------------------------------
Short-term debt investments.......................          143             152         152              (6)
Long-term debt (including current
  maturities)(2)..................................        1,429          (1,396)     (1,584)            (51)
Interest rate swaps...............................          358              --           3              (3)

Foreign Exchange Rate Sensitive Instruments
-------------------------------------------
Foreign currency forward agreements written(3)....          649              22          23              51
Foreign currency forward agreements held(3).......          708               1           1             (64)
Foreign currency options held.....................          150               4           4               9

------------
(1) Asset or (liability)

(2) Excludes capitalized leases.

(3) Increases and decreases in the fair value of foreign currency forward agreements are completely offset by changes in the fair value of net underlying foreign currency transaction exposures.

     The above discussion of the Company's procedures to monitor market risk and the estimated changes in fair value resulting from the Company's sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 28, 1998 appearing on pages 26 through 40 of the Company's 1997 Annual Report to shareowners, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7 and 7A, the 1997 Annual Report to shareowners is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Registrant, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1997, and such information is incorporated herein by reference. Certain other information relating to Executive Officers of the Registrant appears at pages 16 and 17 of this Form 10-K Annual Report.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 Not Applicable

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      PAGE IN
                                                                                                  ANNUAL REPORT TO
                                                                                                    SHAREOWNERS
                                                                                                  ----------------
(a)(1.) Index to Consolidated Financial Statements:
          Incorporated by reference to the 1997 Annual Report to shareowners:
          Report of Independent Accountants....................................................          40
          Consolidated Statement of Income for the years ended December 31, 1997, 1996 and
           1995................................................................................          26
          Consolidated Statement of Retained Earnings for the years ended December 31, 1997,
           1996 and 1995.......................................................................          26
          Consolidated Balance Sheet at December 31, 1997 and 1996.............................          27
          Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and
           1995................................................................................          28
          Notes to Financial Statements........................................................          29

(a)(2.) Consolidated Financial Statement Schedules

     The two financial statement schedules applicable to the Company have been omitted because of the absence of the conditions under which they are required.

(a)(3.) Exhibits

     See the Exhibit Index to this Form 10-K Annual Report. The following exhibits listed on the Exhibit Index are filed with this Form 10-K Annual
Report:

EXHIBIT NO.                                          DESCRIPTION
-----------   -----------------------------------------------------------------------------------------
   10.13*     AlliedSignal Inc. Supplemental Pension Plan, as amended
   13         Pages 18 through 40 (except for the data included under the captions 'Financial
                Statistics' on page 18) of the Company's 1997 Annual Report to shareowners
   21         Subsidiaries of the Registrant
   23         Consent of Independent Accountants
   24         Powers of Attorney
   27         Financial Data Schedule

     The exhibits identified in the Exhibit Index with an asterisk(*) are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

     During the three months ended December 31, 1997, reports on Form 8-K were filed on October 22, November 17 and December 18, in each case reporting, under
Item 9, unregistered sales of the Company's Common Stock in reliance on Regulation S under the Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AlliedSignal Inc.

February 26, 1998                         By:       /s/ NANCY A. GARVEY
                                               ---------------------------------
                                                       Nancy A. Garvey
                                                Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                         NAME                                                    NAME
                         ----                                                    ----

                          *                                                       *
------------------------------------------------------  ------------------------------------------------------
                 Lawrence A. Bossidy                                       Robert B. Palmer
      Chairman of the Board and Chief Executive                                Director
                 Officer and Director

                          *                                                       *
------------------------------------------------------  ------------------------------------------------------
                  Daniel P. Burnham                                       Russell E. Palmer
                       Director                                                Director

                          *                                                       *
------------------------------------------------------  ------------------------------------------------------
                  Frederic M. Poses                                       Ivan G. Seidenberg
                       Director                                                Director

                          *                                                       *
------------------------------------------------------  ------------------------------------------------------
                   Hans W. Becherer                                        Andrew C. Sigler
                       Director                                                Director

                          *                                                       *
------------------------------------------------------  ------------------------------------------------------
                     Ann M. Fudge                                          John R. Stafford
                       Director                                                Director

                          *                                                       *
------------------------------------------------------  ------------------------------------------------------
                    Paul X. Kelley                                        Thomas P. Stafford
                       Director                                                Director

                          *                                                       *
------------------------------------------------------  ------------------------------------------------------
                  Robert P. Luciano                                       Robert C. Winters
                       Director                                                Director

                                                                                  *
                                                        ------------------------------------------------------
                                                                            Henry T. Yang
                                                                               Director

                /s/ RICHARD F. WALLMAN                                   /s/ NANCY A. GARVEY
------------------------------------------------------  ------------------------------------------------------
                  Richard F. Wallman                                       Nancy A. Garvey
              Senior Vice President and                             Vice President and Controller
               Chief Financial Officer                                (Chief Accounting Officer)

*By:            /s/ RICHARD F. WALLMAN
     ----------------------------------------------
                  (Richard F. Wallman
                    Attorney-in-fact)

February 26, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
   3(i)       Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                3(i) to the Company's Form 10-Q for the quarter ended March 31, 1997)
   3(ii)      By-laws of the Company, as amended (incorporated by reference to Exhibit 3(ii) to the
                Company's Form 10-Q for the quarter ended March 31, 1996)
   4          The Company is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the
                Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
   9          Omitted (Inapplicable)
  10.1        Master Support Agreement, dated as of February 26, 1986 as amended and restated as of January
                27, 1987, as further amended as of July 1, 1987 and as again amended and restated as of
                December 7, 1988, by and among the Company, Wheelabrator Technologies Inc., certain subsidiaries of Wheelabrator Technologies Inc., The Henley Group, Inc. and Henley Newco
                Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1988)
  10.2*       Deferred Compensation Plan for Non-Employee Directors of AlliedSignal Inc., as amended
                (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended
                December 31, 1996)
  10.3*       Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit C to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.4*       1985 Stock Plan for Employees of Allied-Signal Inc. and its Subsidiaries, as amended
                (incorporated by reference to Exhibit 19.3 to the Company's Form 10-Q for the quarter ended
                September 30, 1991)
  10.5*       AlliedSignal Inc. Incentive Compensation Plan for Executive Employees, as amended
                (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated March 10,
                1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.6*       Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of AlliedSignal Inc.
                and its Subsidiaries, as amended (incorporated by reference to Exhibit 10.1 to the
                Company's Form 10-Q for the quarter ended March 31, 1995)
  10.7*       1982 Stock Option Plan for Executive Employees of Allied Corporation and its Subsidiaries, as
                amended (incorporated by reference to Exhibit 19.4 to the Company's Form 10-Q for the quarter ended September 30, 1991)
  10.8*       AlliedSignal Inc. Severance Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994)
  10.9*       Salary Deferral Plan for Selected Employees of AlliedSignal Inc. and its Affiliates, as
                amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1995)
  10.10*      1993 Stock Plan for Employees of AlliedSignal Inc. and its Affiliates (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
  10.11*      Amended and restated Agreement, as amended dated May 6, 1994 between the Company and Lawrence
                A. Bossidy (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1994 and to Exhibit 10.15 to the Company's Form 10-Q for the quarter ended June 30, 1997)
  10.12       Five-Year Credit Agreement dated as of June 30, 1995 as amended by and between AlliedSignal
                Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the 'Lenders'), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the
                Lenders (incorporated by reference to Exhibit 10.1 to the Company's Forms 10-Q for the
                quarters ended June 30, 1995 and June 30, 1996 and to Exhibit 10.13 to the Company's Form
                10-Q for the quarter ended June 30, 1997)
  10.13*      AlliedSignal Inc. Supplemental Pension Plan, as amended (filed herewith)
  11          Omitted (Inapplicable)
  12          Omitted (Inapplicable)
  13          Pages 18 through 40 (except for the data included under the captions 'Financial Statistics'
                on page 18) of the Company's 1997 Annual Report to shareowners (filed herewith)
  16          Omitted (Inapplicable)
  18          Omitted (Inapplicable)
  21          Subsidiaries of the Registrant (filed herewith)
  22          Omitted (Inapplicable)
  23          Consent of Independent Accountants (filed herewith)
  24          Powers of Attorney (filed herewith)
  27          Financial Data Schedule (filed herewith)
  28          Omitted (Inapplicable)
  99          Omitted (Inapplicable)


------------
     The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.



                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................'r'