Form 10-Q
period 1998-03-31
ALLIEDSIGNAL INC
filed 1998-05-12
CIK 773840

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998
                                        --------------

                              OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number 1-8974


                        AlliedSignal Inc.
-------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)



        Delaware                                    22-2640650
----------------------------------               ------------------------
  State or other jurisdiction of                   (I.R.S.Employer
  incorporation or organization)                  Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                       07962-2497
-----------------------------------               ------------------------
(Address of principal executive offices)               (Zip Code)



                           (973)455-2000
     -------------------------------------------------------
     (Registrant's telephone number, including area code)

                            NOT APPLICABLE
    ---------------------------------------------------------
     (Former name, former address and former fiscal year,
                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                          NO
                 ---                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


<TABLE
[S]                               [C]
                                             Outstanding at
Class of Common Stock                        March 31, 1998
----------------------                      -----------------
     $1 par value                            565,319,849 shares
[/TABLE]

                       AlliedSignal Inc.


                             Index                        Page No.
                             -----                        --------
Part I.       Financial Information

     Item 1.  Condensed Financial Statements:

              Consolidated Balance Sheet -
                March 31, 1998 and December 31, 1997...........3

              Consolidated Statement of Income -
                Three Months Ended March 31, 1998 and 1997.....4

              Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 1998 and 1997.....5

              Notes to Financial Statements....................6

              Report on Review by Independent
                Accountants....................................8

    Item 2.  Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations...........................9

    Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk....................................13


Part II.     Other Information

    Item 2.  Changes in Securities............................14

    Item 4.  Submission of Matters to a Vote of
               Security Holders...............................14

    Item 6.  Exhibits and Reports on Form 8-K.................15


Signatures....................................................16


                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)



                                              March 31,   December 31,
                                                1998          1997
                                             ----------   -------------
                                                (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                     $   483         $   611
  Short-term investments                             54             430
  Accounts and notes receivable                   1,942           1,886
  Inventories                                     2,330           2,093
  Other current assets                              560             553
                                                  -----         -------
          Total current assets                    5,369           5,573
Investments and long-term receivables               478             480
Property, plant and equipment                     9,173           9,189
Accumulated depreciation and
  amortization                                   (4,965)         (4,938)
Cost in excess of net assets of
  acquired companies - net                        2,580           2,426
Other assets                                        973             977
                                                 ------          ------

  Total assets                                  $13,608         $13,707
                                                =======         =======

LIABILITIES
Current Liabilities:
  Accounts payable                              $ 1,343         $ 1,345
  Short-term borrowings                              43              47
  Commercial paper                                  226             821
  Current maturities of long-term debt              188             224
  Accrued liabilities                             1,935           1,999
                                                 ------          ------
          Total current liabilities               3,735           4,436

Long-term debt                                    1,592           1,215
Deferred income taxes                               628             694
Postretirement benefit obligations
  other than pensions                             1,768           1,775
Other liabilities                                 1,114           1,201

SHAREOWNERS' EQUITY
Capital - common stock issued                       716             716
        - additional paid-in capital              2,799           2,425
Common stock held in treasury, at cost           (2,827)         (2,665)
Accumulated other nonowner changes                 (221)           (179)
Retained earnings                                 4,304           4,089
                                                 ------         --------
          Total shareowners' equity               4,771            4,386
                                                 ------         --------

  Total liabilities and shareowners' equity    $13,608         $13,707
                                                =======         =======



Notes to Financial Statements are an integral part of this statement.


                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)

                                               Three Months Ended
                                                     March 31
                                              ---------------------
                                                  1998        1997
                                                  ----        ----
                                              (Dollars in millions except
                                                  per share amounts)
Net sales                                      $3,646      $3,327
                                               ------      ------
Cost of goods sold                              2,809       2,605
Selling, general and
  administrative expenses                         398         365
                                               ------      ------
            Total costs and expenses            3,207       2,970
                                               ------      ------
Income from operations                            439         357
Equity in income of affiliated companies           34          41
Other income (expense)                             (1)         34
Interest and other financial charges              (34)        (42)
                                                ------       ------
Income before taxes on income                     438         390

Taxes on income                                   138         131
                                                 -----       -----
Net income                                     $  300      $  259
                                               =======     =======


Earnings per share of common
  stock - basic                                $  .53      $  .46
                                               =======     =======

Earnings per share of common stock -
  assuming dilution                            $  .52      $  .45
                                               =======     =======

Cash dividends per share of
  common stock                                 $  .15      $  .13
                                               =======     =======




Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
             Consolidated Statement of Cash Flows
                          (Unaudited)

                                                      Three Months Ended
                                                            March 31
                                                    ----------------------
                                                          1998      1997
                                                          ----      ----
                                                       (Dollars in millions)
Cash flows from operating activities:
     Net income                                             $ 300   $ 259
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization (includes goodwill)      153     150
       Undistributed earnings of equity affiliates             (5)     (6)
       Deferred income taxes                                  (22)     15
       (Increase) in accounts and notes receivable            (41)     (6)
       (Increase) in inventories                              (86)   (126)
       Decrease in other current assets                        27      19
       (Decrease) in accounts payable                         (34)    (27)
       (Decrease) in accrued liabilities                      (52)   (184)
       Taxes paid on sales of businesses                     (153)      -
       Other                                                   (1)      -
                                                             -----    -----
      Net cash provided by operating activities                86      94
                                                             -----   ------

Cash flows from investing activities:
     Expenditures for property, plant and equipment          (124)   (146)
     Proceeds from disposals of property, plant and
       equipment                                               33       6
     Decrease in investments and long-term receivables          -       8
     (Increase) in other investments                           (1)      -
     Cash paid for acquisitions                               (38)      -
     Proceeds from sales of businesses                        144       -
     Decrease(increase) in short-term investments             376     (99)
                                                             -----    ----
     Net cash provided by (used for) investing activities     390    (231)
                                                             -----   -----

Cash flows from financing activities:
     Net (decrease) increase in commercial paper             (595)     46
     Net (decrease) in short-term borrowings                   (7)    (14)
     Proceeds from issuance of preferred stock of subsidiary    -     112
     Proceeds from issuance of common stock                    46      68
     Proceeds from issuance of long-term debt                 408       8
     Payments of long-term debt                               (73)    (43)
     Repurchases of common stock                             (298)   (123)
     Cash dividends on common stock                           (85)    (72)
     Other                                                      -     (45)
                                                             -----   -----
     Net cash (used for) financing activities                (604)    (63)
                                                             ------  -----

Net (decrease) in cash and cash equivalents                  (128)   (200)
Cash and cash equivalents at beginning of year                611   1,465
                                                           ------- -------
Cash and cash equivalents at end of period                 $  483  $1,265
                                                            =====  =======


Notes to Financial Statements are an integral part of this statement.

                           AlliedSignal Inc.
                      Notes to Financial Statements
                             (Unaudited)
                   (In millions except per share amounts)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three-month period ended March 31, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

The financial information as of March 31, 1998 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1997.

Note 2.  Accounts and notes receivable consist of the following:


                                         March 31,     December 31,
                                           1998           1997
                                         ---------     -------------
          Trade                            $1,548         $1,466
          Other                               425            457
                                          -------         -------
                                            1,973          1,923
          Less-Allowance for doubtful
          accounts and refunds                (31)           (37)
                                          --------        -------
                                           $1,942         $1,886
                                           =======        =======



Note 3. Inventories consist of the following:

                                              March 31,    December 31,
                                                1998         1997(a)
                                              -------      ----------
          Raw materials                       $  628        $  605
          Work in process                        753           722
          Finished products                    1,085           905
          Supplies and containers                 89            89
                                              -------        -------
                                               2,555         2,321
          Less - Progress payments               (88)          (88)
                 Reduction to LIFO cost basis   (137)         (140)
                                               ------        -------
                                              $2,330        $2,093
                                              =======       ========


        (a) Reclassified for comparative purposes.


Note 4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements. Total nonowner changes in shareowners' equity for the three months ended March 31, 1998 and 1997 are $258 and $173 million, respectively, which principally represent net income and foreign currency translation adjustments.

Note 5. The details of the earnings per share calculations for the three-month periods ending March 31, 1998 and 1997 follow:

                                                      Per Share
                                Income      Shares      Amount
                                ------      ------    ---------

1998
Earnings per share of common
  stock - basic                  $300         564.3     $.53
Dilutive securities:
  Stock options                                13.4
  Restricted stock units                         .7
                                 -----        ------    ------
Earnings per share of common
  stock - assuming dilution      $300         578.4     $.52
                                 =====        =====     =====

1997
Earnings per share of common
  stock - basic                  $259         567.0     $.46
Dilutive securities:
  Stock options                                14.3
  Restricted stock units                        1.1
                                 -----        ------    -----

Earnings per share of common
  stock - assuming dilution      $259         582.4     $.45
                                 =====        ======    =====


Outstanding stock options to purchase 1.2 million shares of common stock as of March 31, 1998 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

Note 6. During the first quarter of 1998, the Company issued $200 million of 6.20% notes due February 1, 2008, and $200 million of 5-3/4% dealer remarketable securities due March 15, 2011.

Note 7. During the first quarter of 1998, the Company issued 10.7 million shares of its common stock, valued at approximately $400 million, for acquisitions.

          Report on Review by Independent Accountants
          ___________________________________________


To the Board of Directors
of Alliedsignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of March 31, 1998, and the consolidated statements of income and of cash flows for the three-month periods ended March 31, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein); and in our report dated January 28, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse LLP
4 Headquarters Plaza North
Morristown, NJ 07962

April 22, 1998

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     Results of Operations
     ---------------------

First Quarter 1998 Compared with First Quarter 1997
---------------------------------------------------

     Net sales in the first quarter of 1998 were $3.6 billion, an increase of $319 million, or 10%, compared with the first quarter of 1997. Of this increase, $371 million was due to higher sales volume and $270 million from recent acquisitions, offset in part by a $232 million reduction for disposed businesses, mainly the Automotive safety restraints business. Selling prices were lower by $52 million, mainly for the Engineered Materials and Aerospace segments. The impact of foreign exchange on the Automotive and Engineered Materials segments also reduced sales by $38 million.

     Aerospace sales of $1,715 million in the first quarter of 1998 increased by $317 million, or 23%, compared with the first quarter of 1997. Sales increased for all Aerospace businesses reflecting continued strength for both original equipment and aftermarket products as well as for repair and overhaul services. Aerospace Equipment Systems had substantially higher sales reflecting strength across all product lines, particularly engine controls and environmental control systems, as well as the acquisition of Grimes Aerospace (Grimes) in July 1997. Electronic & Avionics Systems also had substantially higher sales reflecting strong demand for the Company's enhanced ground proximity warning system (EGPWS) and other flight safety and cockpit communications products. The Federal Aviation Administration (FAA) announced recently that it would require passenger aircraft to be equipped with EGPWS by the end of 2003. Engines also had significantly higher sales due to strong shipments of auxiliary power units to the commercial air transport and regional aircraft markets and propulsion engine demand in the business jet market. The acquisition of certain operations of Banner Aerospace (Banner) in January 1998 also contributed to Aerospace's higher sales.

     Engineered Materials sales of $1,125 million in the first quarter of 1998 were $124 million, or 12%, higher compared with the same quarter of 1997. Sales of Polymers were moderately higher due mainly to growth in engineering plastics and specialty films. Higher sales in engineering plastics were driven by strong demand in the lawn care and automotive product lines. Specialty films sales growth was mainly attributable to significant demand for the Company's blister packaging product used in the pharmaceutical market. Sales of Specialty Chemicals were substantially higher primarily reflecting the acquisition of Astor Holdings, Inc. (Astor) in October 1997. Sales of Electronic Materials were also moderately higher mainly due to volume gains in multilayer laminates and amorphous metals.

     Automotive sales of $805 million in the first quarter of 1998 were $122 million, or 13%, lower compared with the first quarter of 1997. The decrease primarily reflects the disposition of the safety restraints business.
Excluding the disposed safety restraints business, sales were 13% higher. Turbocharging Systems sales were substantially higher reflecting strong demand in the North American truck market and the European turbodiesel-powered passenger car market in part reflecting the popularity of the Company's variable nozzle turbocharger introduced last year. Truck
Brake Systems sales in North America were also substantially higher driven by higher anti-lock brake installation rates to comply with government mandates and increased truck builds. The Automotive Products Group had a moderate sales gain reflecting the acquisitions of the Prestone Products Corporation in June 1997 and the Holt Lloyd Group Ltd. in November 1997 which offset lower sales of friction materials and spark plugs.

     Cost of goods sold as a percent of net sales decreased from 78.3% in the first quarter of 1997 to 77.1% in the first quarter of 1998 reflecting results of the Company's continuing Six Sigma programs to improve productivity and lower manufacturing and materials costs.

     Selling, general and administrative expenses as a percent of net sales decreased slightly, from 11.0% in the first quarter of 1997 to 10.9% in the first quarter of 1998. Selling, general and administrative expenses increased $33 million, or 9%, reflecting in part the impact of acquisitions.

     Income from operations of $439 million in the first quarter of 1998 increased by $82 million, or 23%, compared with the first quarter of 1997. On a segment basis, Aerospace income from operations increased by 49% and Engineered Materials income from operations increased by 33%. Income from operations for the Automotive segment decreased 43%. Excluding the divested safety restraints business, Automotive income from operations decreased 18%. The Company's operating margin for the first quarter of 1998 was 12.0%, compared with 10.7% for the same period last year. See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) improved by 5.9% compared with the first quarter of 1997 primarily reflecting ongoing Six Sigma initiatives to lower materials and manufacturing costs.

     Equity in income of affiliated companies of $34 million in the first quarter of 1998 decreased by $7 million, or 17%, compared with the same quarter in 1997, primarily due to lower earnings from the UOP process technology joint venture (UOP) and the absence of earnings from investments divested in connection with the sale of the safety restraints business.

     Other income (expense), a $1 million loss in the first quarter of 1998, decreased by $35 million, compared with the same quarter in 1997, reflecting the absence of foreign exchange gains and lower interest income primarily due to a lower cash position because of spending for acquisitions.

     Interest and other financial charges of $34 million in the first quarter of 1998 decreased by $8 million, or 19%, compared with the first quarter in 1997. This decrease results from lower tax interest expense due to an acceleration of worldwide tax audits resulting in developments favorable to the Company's position, offset in part by higher debt-related interest expense reflecting increased levels of debt.

     The effective tax rate in the first quarter of 1998 decreased to 31.5%, compared with 33.6% in the first quarter of 1997, primarily due to an increase in energy tax credits, tax benefits on exports and other tax planning strategies.

    Net income of $300 million, or $0.52 per share, in the first quarter of 1998 was 16% higher than last year's first quarter net income of $259 million, or

$0.45 per share.  All earnings per share data in Management's
Discussion and Analysis reflect diluted earnings per share.

     Aerospace net income of $149 million in the first quarter of 1998 improved by $50 million, or 51%, compared with the same quarter in 1997. Strong unit volume increases, particularly in higher margin aftermarket parts, as well as productivity improvements resulted in substantially higher earnings for Electronic & Avionics Systems and Aerospace Equipment Systems. The acquisition of Grimes also contributed to higher net income for Aerospace Equipment Systems. Electronic & Avionics Systems also benefited from the resolution of manufacturing difficulties which adversely affected 1997 results. Engines net income declined slightly compared with the prior year's first quarter because of higher investment in new product development, including a new propulsion engine for business jet aircraft.

     Engineered Materials net income of $127 million in the first quarter of 1998 increased by $19 million, or 18%, compared with the first quarter of 1997. Polymers net income improved due to a decline in nylon and polyester raw material costs, volume growth and Six Sigma capacity utilization initiatives. Specialty Chemicals income increased due in part to the acquisition of Astor and a slight improvement in raw material costs. Lower selling prices for fluorine products and a decrease in UOP net income were partial offsets. Weakness in Asian semiconductor markets and a less favorable price/cost spread for laminate systems contributed to lower earnings for Electronic Materials.

     Automotive net income of $21 million in the first quarter of 1998 was $31 million, or 60%, lower than in the first quarter of 1997. The decrease primarily reflects the absence of net income from the disposed safety restraints business and a decline in operating performance of the Automotive Products Group. Truck Brake Systems net income was even with last year reflecting the cost of consolidating plants to improve productivity. Turbocharging Systems net income improved moderately over the prior year driven by sales gains.

     Financial Condition
     -------------------

March 31, 1998 Compared with December 31, 1997
----------------------------------------------

     On March 31, 1998, the Company had $537 million in cash and cash equivalents and short-term investments compared with $1,041 million at year-end 1997. The decrease mainly reflects funds deployed for debt reduction, acquisitions and common stock repurchases.

     The Company's long-term debt on March 31, 1998 was $1,592 million, an increase of $377 million compared with year-end 1997. During the first quarter of 1998 the Company issued $408 million of new long-term debt. Total debt of $2,049 million on March 31, 1998 was $258 million lower than at December 31, 1997. The Company's total debt as a percent of capital at March 31, 1998 was 27.9%, compared with 31.7% at year-end 1997.

     During the first three months of 1998, the Company spent $124 million for capital expenditures, compared with $146 million in the corresponding period in 1997. Spending for the 1998 three month period was as follows: aerospace-$39 million, engineered materials- $58 million, automotive-$24 million and corporate-$3 million.

     During the first three months of 1998, the Company repurchased
7.0 million shares of common stock for $284 million. Common stock is generally repurchased to meet the expected requirements for shares issued under employee benefit plans, acquisitions and a shareowner dividend reinvestment plan. At March 31, 1998, the Company was authorized to repurchase 73.4 million shares of common stock.

     In January 1998, the Company acquired the Hardware Group and PacAero unit of Banner, distributors of aircraft hardware, for common stock valued at approximately $350 million. The acquired operations have annual sales of about $250 million, principally to commercial air transport and general aviation customers. Also, in the first quarter of 1998, the Company completed the sale of its underwater detection systems business to L-3 Communications Corporation for approximately $70 million in cash. The ocean systems unit had annual revenues of about $70 million.

     The Company continuously assesses the relative strength of its portfolio of businesses as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. The Company considers acquisition candidates that will further its strategic plan and strengthen its existing core businesses. The Company also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action. During the first quarter 1998, the Company sold certain non-strategic businesses and other assets.

     The Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company estimates that the cost of Year 2000 compliance for its information systems will not have a material adverse effect on the future consolidated results of operations of the Company. The Company's target date for the remediation of its critical information systems is December 31, 1998.

     The Company is not yet able to estimate the cost for Year 2000 compliance with respect to production and facilities equipment, products, customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company. The Company expects that the assessment and development of remediation plans with respect to production and facilities equipment, products, customers and suppliers will be substantially complete by the end of the third quarter of 1998.

Review by Independent Accountants
---------------------------------

     The "Independent Accountants' Report" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.


Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

     See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

                     PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

              On January 13, 1998, in reliance on Section 4(2) under the Securities Act of 1933, as amended, the Company issued 9,609,319 shares of its common stock to certain subsidiaries of Banner Aerospace, Inc., a Delaware corporation, in connection with the acquisition by the Company of certain assets of such subsidiaries.

              On March 31, 1998, in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, the Company issued 1,049,764 shares of its common stock to the shareholders of Tensor, Inc., a Texas corporation (Tensor), in connection with the acquisition by the Company of substantially all of the assets of Tensor.


Item 4.   Submission of Matters to a Vote of Security Holders

               At the Annual Meeting of Shareowners of the Company held on April 27, 1998, the following matters set forth in the Company's Proxy Statement dated March 10, 1998, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

               (1) The nominees listed below were elected directors for a three-year term ending in 2001 with the respective votes set forth opposite their names:

                                            FOR            WITHHELD

          Daniel P. Burnham             486,043,142        10,970,389

          Russell E. Palmer             487,350,706         9,662,825

          Ivan G. Seidenberg            487,457,372         9,556,159

          Andrew C. Sigler              487,276,836         9,736,695

          Thomas P. Stafford            486,302,222        10,711,309


              (2) A proposal seeking approval of the appointment of Price Waterhouse LLP as independent accountants for 1998 was approved, with 490,671,740 votes cast FOR, 3,664,648 votes cast AGAINST and 2,677,143 abstentions;

               (3) A shareowner proposal regarding executive severance pay was not approved, with 92,253,736 votes cast
     FOR, 348,349,774 votes cast AGAINST, 8,828,094 abstentions and 47,581,927 broker non-votes;

              (4) A shareowner proposal regarding shareowner voting provisions was approved, with 257,666,128 votes cast FOR, 183,385,083 votes cast AGAINST, 8,380,393 abstentions and 47,581,927 broker non-votes;

               (5) A shareowner proposal regarding the annual election of directors was not approved, with 218,810,234 votes cast FOR, 222,547,862 votes cast AGAINST, 8,073,508 abstentions and 47,581,927 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the three months ended March 31, 1998:

          1) Reports on Form 8-K were filed on January 15, February 23 and March 18, in each case reporting, under Item 9, unregistered sales of the Company's Common Stock in reliance on Regulation S under the Securities Act.

          2) A report on Form 8-K was filed February 2, reporting the Company's financial results for the three-months and twelve months ended December 31, 1997.

          3)  Reports on Form 8-K were filed February 5 and
          February 18, disclosing two public offerings of debt securities of the Company.

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AlliedSignal Inc.



Date:  May 11, 1998                By: /s/ Richard F.Wallman
                                   -------------------------
                                        Richard F. Wallman
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (on behalf of the Registrant
                                        and as the Registrant's
                                        Principal Accounting Officer)

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