Form 10-Q
period 1998-06-30
ALLIEDSIGNAL INC
filed 1998-08-07
CIK 773840

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           Form 10-Q
                   ________________________

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998
                                                _____________
                              OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to ______

                      Commission file number 1-8974
                                             ______

                              AlliedSignal Inc.
         ______________________________________________________________
            (Exact name of registrant as specified in its charter)

                    Delaware                         22-2640650
       _______________________________           _____________________
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                       07962-2497
  ________________________________________            _____________
  (Address of principal executive offices)             (Zip Code)

                            (973)455-2000
          _____________________________________________________
           (Registrant's telephone number, including area code)

                            NOT APPLICABLE
_________________________________________________________________________
     (Former name, former address and former fiscal year,
                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                          NO
                _____                           _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
Class of Common Stock                            June 30,1998
_____________________                         ______________________
     $1 par value                              561,264,881 shares

                       AlliedSignal Inc.




                             Index
                             _____



Part I.  -      Financial Information                            Page No.
               _____________________                             ________


  Item  1.  Condensed Financial Statements:

            Consolidated Balance Sheet -
                June 30, 1998 and December 31, 1997                    3

            Consolidated Statement of Income -
                Three and Six Months Ended June 30, 1998 and 1997      4

            Consolidated Statement of Cash Flows -
                Six Months Ended June 30, 1998 and 1997                5

            Notes to Financial Statements                              6

            Report on Review by Independent
                 Accountants                                           8

    Item 2. Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                                    9

    Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                           16


Part II. -  Other Information
            _________________

    Item 2. Changes in Securities                                      16

    Item 5. Other Information                                          17

    Item 6. Exhibits and Reports on Form 8-K                           17


Signatures                                                             19

                       AlliedSignal Inc.
                  Consolidated Balance Sheet
                          (Unaudited)
                                                  June 30,    December 31,
                                                    1998          1997
                                                 ___________  ____________
                                                   (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                       $   507       $   611
  Short-term investments                               22           430
  Accounts and notes receivable                     1,809         1,886
  Inventories                                       2,409         2,093
  Other current assets                                565           553
                                                    _____         _____
          Total current assets                      5,312         5,573
Investments and long-term receivables                 526           480
Property, plant and equipment                       9,106         9,189
Accumulated depreciation and
  amortization                                     (4,909)       (4,938)
Cost in excess of net assets of
  acquired companies - net                          2,881         2,426
Other assets                                          981           977
                                                   ______        ______
  Total assets                                    $13,897       $13,707
                                                  ========      =======

LIABILITIES
Current liabilities:
  Accounts payable                                $ 1,386       $ 1,345
  Short-term borrowings                                84            47
  Commercial paper                                    595           821
  Current maturities of long-term debt                185           224
  Accrued liabilities                               1,668         1,999
                                                  _______        ______
          Total current liabilities                 3,918         4,436

Long-term debt                                      1,638         1,215
Deferred income taxes                                 601           694
Postretirement benefit obligations
  other than pensions                               1,760         1,775
Other liabilities                                   1,157         1,201

SHAREOWNERS' EQUITY
Capital - common stock issued                         716           716
        - additional paid-in capital                2,866         2,425
Common stock held in treasury, at cost             (3,108)       (2,665)
Accumulated other nonowner changes                   (220)         (179)
Retained earnings                                   4,569         4,089
                                                   ______         _____
          Total shareowners' equity                 4,823         4,386
                                                   ______         _____

  Total liabilities and shareowners' equity       $13,897       $13,707
                                                  =======       =======

Notes to Financial Statements are an integral part of this statement.


                       AlliedSignal Inc.
               Consolidated Statement of Income
                          (Unaudited)



                                Three Months Ended      Six Months Ended
                                     June 30              June 30
                                __________________      _________________
                              1998      1997                1998     1997
                                 ____     ____             ____      ____
                                (Dollars in millions except per share amounts)

Net sales                      $3,869   $3,578              $7,515    $6,905
                               ______   ______               ______    ______
Cost of goods sold              2,949    2,764               5,758     5,369
Selling, general and
  administrative expenses         406      386                 804       751
                               ______    _____               ______    ______
    Total costs and expenses    3,355    3,150               6,562     6,120


Income from operations            514      428                 953       785
Equity in income of affiliated
  companies                        29       55                  63        96

Other income (expense)             --       14                  (1)       48
Interest and other financial
  charges                         (32)     (39)                (66)      (81)
                                ______    ______              _____    ______

Income before taxes on income     511      458                 949       848

Taxes on income                   161      153                 299       284
                                 _____     _____               _____    ______

Net income                     $  350   $  305              $  650    $  564
                               =======  =======               ======    ======
Earnings per share of common
  stock - basic                $  .62   $  .54              $ 1.15    $ 1.00
                               ======   ======                ======    ======

Earnings per share of common
  stock - assuming dilution    $  .61   $  .52              $ 1.13    $  .97
                               ======   ======               ======    ======

Cash dividends per share of
  common stock                 $  .15   $  .13              $  .30    $  .26
                               ======   ======               ======    ======



Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
             Consolidated Statement of Cash Flows
                          (Unaudited)

                                                          Six Months Ended
                                                               June 30
                                                           ________________
                                                          1998        1997
                                                          ____        ____
                                                         (Dollars in millions)
Cash flows from operating activities:
     Net income                                             $ 650     $ 564
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization (includes goodwill)      302       305
       Undistributed earnings of equity affiliates             (4)      (22)
       Deferred income taxes                                   38        67
       Decrease in accounts and notes receivable               96        76
       (Increase) in inventories                             (128)     (158)
       Decrease in other current assets                        28       16
       Increase in accounts payable                            21        6
       (Decrease) in accrued liabilities                     (334)    (345)
       Taxes paid on sales of businesses                     (165)      (5)
       Other                                                   (6)     (40)
                                                             _____    _____
      Net cash provided by operating activities               498      464
                                                             _____    _____

Cash flows from investing activities:
     Expenditures for property, plant and equipment          (280)     (309)
     Proceeds from disposals of property, plant and
       equipment                                               51        16
     Decrease in investments and long-term receivables          -        17
     (Increase) in other investments                            -        (5)
     Cash paid for acquisitions                              (316)     (382)
     Proceeds from sales of businesses                        202        34
     Decrease(increase) in short-term investments             408      (164)
                                                             _____    _______
     Net cash provided by (used for) investing activities      65      (793)
                                                             _____    _______
Cash flows from financing activities:
     Net (decrease) increase in commercial paper             (226)      192
     Net increase (decrease) in short-term borrowings           3        (5)
     Proceeds from issuance of preferred stock of subsidiary    -       112
     Proceeds from issuance of common stock                    91       101
     Proceeds from issuance of long-term debt                 413        12
     Payments of long-term debt                              (159)      (65)
     Repurchases of common stock                             (619)     (290)
     Cash dividends on common stock                          (170)     (148)
     Other                                                      -       (45)
                                                             _____     ______
     Net cash (used for) financing activities                (667)     (136)
                                                             _____     ______

Net (decrease) in cash and cash equivalents                  (104)     (465)
Cash and cash equivalents at beginning of year                 611    1,465
                                                             _____    _______
Cash and cash equivalents at end of period                  $  507   $1,000

                                                            ======   ========

Notes to Financial Statements are an integral part of this statement.

                       AlliedSignal Inc.
                 Notes to Financial Statements
                          (Unaudited)
        (Dollars in millions except per share amounts)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three- and six-month periods ended June 30, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

The financial information as of June 30, 1998 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1997.

Note 2.  Accounts and notes receivable consist of the following:

                                               June 30,         December 31,
                                                 1998               1997
                                               _________        ____________

          Trade                                  $1,474           $1,466
          Other                                     367              457
                                                 ______            ______
                                                  1,841            1,923
          Less-Allowance for doubtful
          accounts and refunds                      (32)             (37)
                                                 _______          _______
                                                 $1,809           $1,886
                                                 =======          =======
Note 3. Inventories consist of the following:

                                                  June 30,     December 31,
                                                    1998         1997(a)
                                                  ________     ____________
          Raw materials                           $  623           $  605
          Work in process                            807              722
          Finished products                        1,081              905
          Supplies and containers                     91               89
                                                  _______         _______
                                                   2,602            2,321
          Less - Progress payments                   (73)             (88)
                 Reduction to LIFO cost basis       (120)            (140)
                                                  _______         ________
                                                  $2,409           $2,093
                                                  ======           ======


        (a) Reclassified for comparative purposes.


Note 4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements. Total nonowner changes in shareowners' equity for the six months ended June 30, 1998 and 1997 are $609 and $444 million, respectively, which principally represent net income and foreign currency translation adjustments.

Note 5. The details of the earnings per share calculations for the three- and six-month periods ending June 30, 1998 and 1997 follow:

                                  Three Months               Six Months
                              ___________________     _______________________
                                               Per                    Per
                                               Share                  Share
                               Income Shares  Amount  Income  Shares  Amount
1998
Earnings per share of common
stock - basic                   $350   563.2    $.62   $650    563.7   $1.15

Dilutive securities:
  Stock options                         13.2                    13.4
  Restricted stock units                  .7                      .7
                                ____    ____    _____   ____    ____   _____
Earnings per share of common
stock  - assuming dilution     $350    577.1    $.61   $650    577.8   $1.13
                               ====    =====    ====   ====    ======  =====


1997
Earnings per share of
common stock - basic           $305    565.4    $.54   $564     566.2   $1.00

Dilutive securities:
  Stock options                         13.8                     14.1
  Restricted stock units                 1.1                      1.1
                                ___     ____     ___    ____     _____   ____
Earnings per share of common
 stock - assuming dilution     $305     580.3   $.52   $564      581.4    $.97
                               ====     =====   ====   ====      =====    ====



The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three and six-month periods ended June 30, 1998, options for 1.0 million and 1.1 million, respectively, were excluded.

Note 6. During the first quarter of 1998, the Company issued $200 million of 6.20% notes due February 1, 2008, and $200 million of 5-3/4% dealer remarketable securities due March 15, 2011. During the second quarter of 1998, the Company made two exchange offers to holders of certain of its outstanding debt securities. In the first such exchange offer, holders of approximately $52 million principal amount of the Company's 9 1/2% Debentures due June 1, 2016 tendered debentures for a like principal amount of the Company's 9.065% Debentures due June 1, 2033. In the second such exchange offer, holders of approximately $79 million principal amount of the Company's 9 7/8% Debentures due June 1, 2002 and approximately $39 million principal amount of the Company's 9.20%
Debentures due February 15, 2003 tendered debentures for approximately
$133 million principal amount of the Company's 6 1/8% Notes due July 1, 2005. The debt exchange did not result in a substantial modification of the original debt terms.

Note 7. During the first quarter of 1998, the Company issued 10.7 million shares of its common stock, valued at approximately $400 million, for acquisitions.

          Report on Review by Independent Accountants
          ___________________________________________





To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of June 30, 1998, and the consolidated statements of income for the three-month and six-month periods ended
June 30, 1998 and 1997 and of cash flows for the six-month periods ended June 30, 1998 and 1997. This financial information is the responsibility of the Company's management.

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




PricewaterhouseCoopers LLP
Florham Park, NJ  07932

August 7, 1998

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ______________________________________________

     Results of Operations
     _____________________

Second Quarter 1998 Compared with Second Quarter 1997
_____________________________________________________


     Net sales in the second quarter of 1998 were $3.9 billion, an increase of $291 million, or 8%, compared with the second quarter of 1997. Of this increase, $323 million was due to higher sales volume and $312 million was from recent acquisitions, offset in part by a $258 million reduction for disposed businesses, mainly the safety restraints business. Selling prices were lower by $59 million and the impact of foreign exchange reduced sales by $27 million.

     During the second quarter 1998, the Company began reporting results in five business segments.

     Aerospace Systems includes Aerospace Equipment Systems (environmental control systems; engine and fuel controls; power systems; aircraft lighting; and aircraft wheels and brakes); Electronic & Avionics Systems (flight safety, communications, navigation, radar and surveillance systems; and advanced systems and instruments); and Aerospace Marketing, Sales & Service (repair and overhaul services; hardware; logistics; and management and technical services). Aerospace Systems sales of $1,204 million in the second quarter of 1998 increased by $237 million, or 25%, compared with the second quarter of 1997. This sales growth reflects strong commercial spares sales and original equipment (OE) sales in power management and generation systems. Strong demand also continued for Electronic & Avionics Systems safety avionics products, particularly for the enhanced ground proximity warning system. The acquisition of Grimes Aerospace (Grimes) lighting systems business in July 1997 and Banner Aerospace (Banner) FAA-certified hardware parts business in January 1998 also contributed to Aerospace Systems higher sales.

     Specialty Chemicals & Electronic Solutions includes Specialty
Chemicals (fluorine-based products; pharmaceutical and agricultural chemicals; specialty waxes, adhesives and sealants; and process technology); and Electronic Materials (insulation materials for integrated circuitry; copper-clad laminates for printed circuit boards; advanced chip packaging; and amorphous metals). Specialty Chemicals & Electronic Solutions sales of $589 million in the second quarter of 1998 increased by $13 million, or 2%, compared with the second quarter of 1997. Sales in Specialty Chemicals were higher primarily reflecting the acquisition of Astor Holdings (Astor) wax business in October 1997, which more than offset a sales decline in Electronic Materials due to soft semiconductor and electronics markets.

     Turbine Technologies includes Aerospace Engines (auxiliary power units; and propulsion engines); and Turbocharging Systems (turbochargers; charge-air coolers; and portable power systems). Turbine Technologies sales of $921 million in the second quarter of 1998 were $172 million, or 23%, higher compared with the same quarter of 1997. This sales increase reflects higher sales of OE and aftermarket propulsion engines and auxiliary power units. Sales of turbochargers also increased, benefiting from strength in European diesel-powered passenger cars and from growth in the North American diesel truck market.

     Performance Polymers includes the Polymers unit (fibers; plastics resins; specialty films; and intermediate chemicals). Performance Polymers sales of $531 million in the second quarter of 1998 were $19 million, or 4%, higher compared with the same quarter of 1997. This sales growth resulted from increases in sales of specialty films for pharmaceutical packaging, increased engineering plastics volume in the lawn and power tool segment, and improved sales of higher-margin plastics in Europe. The loss of sales resulting from exiting the European carpet fibers business and a portion of the North American textiles business was a partial offset.

     Transportation Products includes the Automotive Products Group
(car care products including anti-freeze, filters, spark plugs, cleaners, waxes and additives; and friction materials); and Truck Brake Systems (air brake and anti-lock braking systems). Transportation Products sales of $621 million in the second quarter of 1998 were $151 million, or 20%, lower compared with the second quarter of 1997. The decrease primarily reflects the disposition of the safety restraints business. Excluding the disposed safety restraints business, sales were 13% higher. The sales gain reflects the acquisition of the Prestone Products Corporation (Prestone) in June 1997 and the Holt Lloyd Group Ltd.
(Holt Lloyd) in November 1997 and higher demand for OE truck brake products, anti-lock truck brake installations and growth in truck brake aftermarket products.

     Cost of goods sold as a percent of net sales decreased from 77.2% in the second quarter of 1997 to 76.2% in the second quarter of 1998 reflecting in part results of the Company's continuing Six Sigma programs to improve productivity and lower manufacturing and materials costs.

     Income from operations of $514 million in the second quarter of 1998 increased by $86 million, or 20%, compared with the second quarter of 1997. On a segment basis, Aerospace Systems income from operations increased by 49%, Specialty Chemicals & Electronic
Solutions increased by 14%, Turbine Technologies increased by 5% and Performance Polymers increased by 39%. Income from operations for Transportation Products decreased by 39%. Excluding the divested safety restraints business, Transportation Products income from operations decreased by 20%. The Company's operating margin for the second quarter of 1998 was 13.3%, compared with 12.0% for the same period last year.
See the discussion of net income below for information by segment.

     Productivity (the constant dollar basis relationship of sales to costs) improved by 5.5% compared with the second quarter of 1997 primarily reflecting ongoing Six Sigma initiatives to lower materials and manufacturing costs.

     Equity in income of affiliated companies of $29 million in the second quarter of 1998 represents a decrease of $26 million, or 47%, compared with the same quarter of 1997, primarily due to lower earnings from the UOP process technology joint venture (UOP).

     Other income (expense) decreased by $14 million, compared with the same quarter of 1997, reflecting lower interest income primarily due to a lower cash position because of spending for acquisitions and repurchases of the Company's common stock.

     Interest and other financial charges of $32 million in the second quarter of 1998 decreased by $7 million, or 18%, compared with the second quarter of 1997. This decrease results from lower tax interest expense due to an acceleration of worldwide tax audits resulting in developments favorable to the Company's position, offset in part by higher debt-related interest expense reflecting increased levels of debt.

     The effective tax rate in the second quarter of 1998 was 31.5%, compared with 33.5% in the second quarter of 1997, primarily due to tax benefits on exports, an increase in energy tax credits and other tax planning strategies.

     Net income of $350 million, or $0.61 per share, in the second quarter of 1998 was 15% higher than net income of $305 million, or $0.52 per share, in the second quarter of 1997. All earnings per share data in Management's Discussion and Analysis reflect diluted earnings per share.

     Aerospace Systems net income of $123 million in the second quarter of 1998 improved by $42 million, or 52%, compared with the same quarter of 1997. Net income growth results primarily from strong demand for higher-margin new safety and communications products and improved avionics factory performance. The acquisition of Grimes also contributed to higher net income for Aerospace Systems.

     Specialty Chemicals & Electronic Solutions net income of $82 million in the second quarter of 1998 decreased by $18 million, or 18%, compared with the second quarter of 1997. This decline in net income was driven by a lower contribution by UOP.

     Turbine Technologies net income of $63 million in the second quarter of 1998 increased by $9 million, or 17%, compared with the second quarter of 1997. This increase in net income results from higher sales and factory productivity improvements which were somewhat offset by engineering and development costs in two new product lines.

     Performance Polymers net income of $57 million in the second quarter of 1998 increased by $20 million, or 54%, compared with the same quarter of 1997. Net income increased due to a more favorable price-cost relationship in nylon and polyester, productivity actions, and the elimination of losses from exiting the European carpet fibers business and a portion of the North American textiles business.

     Transportation Products net income of $14 million in the second quarter of 1998 decreased by $15 million, or 52%, compared with the second quarter of 1997. The decrease primarily reflects the absence of net income from the disposed safety restraints business. Net income also declined for the Automotive Products Group.

Six Months 1998 Compared with Six Months 1997
_____________________________________________

     Net sales in the first six months of 1998 were $7.5 billion, an increase of $610 million, or 9%, compared with the first six months of 1997. Of this increase, $694 million was due to higher sales volume and $582 million was from recent acquisitions, offset in part by a $490 million reduction for disposed businesses, mainly the safety restraints business. Selling prices were lower by $111 million and the impact of foreign exchange reduced sales by $65 million.

     Aerospace Systems sales of $2,334 million in the first six months of 1998 increased by $495 million, or 27%, compared with the first six months of 1997. This sales increase was led by strong sales by Aerospace Equipment Systems across all product lines, as well as the acquisition of Grimes. Electronic & Avionics Systems also had substantially higher sales reflecting strong demand for the
Company's flight safety and cockpit communication products.   The
acquisition of Banner also contributed to higher sales for Aerospace
Systems.

     Specialty Chemicals & Electronic Solutions sales of $1,187 million in the first six months of 1998 increased by $97 million, or 9%, compared with the same period of 1997. Sales of Specialty Chemicals were significantly higher primarily reflecting the acquisition of Astor. However, sales of Electronic Materials declined slightly due to soft semiconductor and electronics markets.

     Turbine Technologies sales of $1,741 million in the first six months of 1998 were $270 million, or 18%, higher compared with the
same period of 1997.   Engines sales of auxiliary power units to the
commercial air transport and regional aircraft markets and propulsion engine demand in the business jet market were strong. Sales of turbochargers were also higher due primarily to the continued strong demand in European diesel-powered passenger cars.

     Performance Polymers sales of $1,058 million in the first six months of 1998 were $60 million, or 6%, higher compared with the first six months of 1997, due mainly to growth in specialty films and engineering plastics.

     Transportation Products sales of $1,190 million in the first six months of 1998 decreased by $312 million, or 21%, compared with the first six months of 1997. The decrease primarily reflects the disposition of the safety restraints business. Excluding the disposed safety restraints business, sales were 12% higher. This increase in sales reflects significantly higher sales for Truck Brake Systems and the acquisitions of Prestone and Holt Lloyd. The increase was somewhat offset by lower sales for friction materials, spark plugs and filters.

     Cost of goods sold as a percent of net sales decreased from 77.7% in the first six months of 1997 to 76.6% in the first six months of 1998 primarily reflecting results of the Company's continuing Six Sigma programs to improve productivity and lower manufacturing and materials costs.

     Income from operations of $953 million in the first six months of 1998 increased by $168 million, or 21%, compared with the first six months of 1997. On a segment basis, Aerospace Systems income from operations increased by 69%. Specialty Chemicals & Electronic Solutions increased by 8% and Performance Polymers increased by 68%. Income from operations for Turbine Technologies and Transportation Products decreased by 2% and 53%, respectively. Excluding the divested safety restraints business, Transportation Products income from operations decreased by 30%. The Company's operating margin for the first six months of 1998 was 12.7%, compared with 11.4% for the same period last year. See the discussion of net income below for information by segment.

     Productivity improved by 5.7% for the first six months of 1998 compared with the first six months of 1997 primarily reflecting ongoing Six Sigma initiatives to lower materials and manufacturing costs.

     Equity in income of affiliated companies of $63 million in the first six months of 1998 represents a decrease of $33 million, or 34%, compared with the same period of 1997, primarily due to lower earnings from UOP and the absence of earnings from investments divested in connection with the sale of the safety restraints business.

     Other income (expense), a $1 million loss in the first six months of 1998, was unfavorable by $49 million compared with the same period of 1997, reflecting lower interest income primarily due to a lower cash position because of spending for acquisitions and repurchases of the Company's common stock and the absence of foreign exchange gains offset somewhat by lower minority interest.

     Interest and other financial charges of $66 million in the first six months of 1998 decreased by $15 million, or 19%, compared with the first six months of 1997. This decrease results from lower tax interest expense due to an acceleration of worldwide tax audits resulting in developments favorable to the Company's position, offset in part by higher debt-related interest expense reflecting increased levels of debt.

     The effective tax rate in the first six months of 1998 decreased to 31.5% compared with 33.5% in 1997, primarily due to tax benefits on exports, an increase in energy tax credits and other tax planning strategies.

     Net income of $650 million, or $1.13 per share, in the first six months of 1998 was 15% higher than net income of $564 million, or $0.97 per share, in the first six months of 1997.

     Aerospace Systems net income of $239 million in the first six months of 1998 improved by $95 million, or 66%, compared with the same period of 1997. This increase in net income was led by substantially higher sales and improved factory performance for Electronic & Avionics Systems. The acquisitions of Grimes and
Banner also contributed to the higher net income.

     Specialty Chemicals & Electronic Solutions net income of $164 million in the first six months of 1998 represents a decrease of $23 million, or 12%, compared with the same period of 1997. Electronic Materials net income declined substantially due principally to weakness in the semiconductor and electronics markets. Specialty Chemicals net income also decreased due principally to lower results for UOP.

     Turbine Technologies net income of $116 million in the first six months of 1998 increased by $8 million, or 7%, compared with the first six months of 1997, reflecting higher sales and productivity improvements for Engines.

     Performance Polymers net income of $102 million in the first six months of 1998 improved by $44 million, or 76%, compared with the first six months of 1997. This improvement in net income was primarily driven by volume growth across most businesses, a more favorable price-cost relationship in nylon and polyester and productivity initiatives.

     Transportation Products net income of $18 million in the first six months of 1998 was $44 million, or 71%, lower than in the first six months of 1997. The decrease primarily reflects the absence of net income from the disposed safety restraints business. Net income was also lower for the Automotive Products Group.


     Financial Condition
     ___________________

June 30, 1998 Compared with December 31, 1997
_____________________________________________

     On June 30, 1998, the Company had $529 million in cash and cash equivalents and short-term investments compared with $1,041 million at year-end 1997. The decrease mainly reflects funds deployed for acquisitions and repurchases of the Company's common stock.

     The Company's long-term debt on June 30, 1998 was $1,638 million, an increase of $423 million compared with year-end 1997. This increase principally reflects the issuance of new long-term debt, as described in Note 6 to the financial statements. Total debt of $2,502 million on June 30, 1998 was $195 million higher than at December 31, 1997. The Company's total debt as a percent of capital at June 30, 1998 was 31.9%, compared with 31.7% at year-end 1997.

     During the first six months of 1998, the Company spent $280 million for capital expenditures, compared with $309 million in the corresponding period of 1997. This decline in capital spending is primarily due to the divestiture of the safety restraints business.

     On August 4, 1998, the Company announced that it intends to commence a tender offer subject to customary terms and conditions for all of the outstanding shares of AMP Incorporated, a Pennsylvania corporation (AMP), at $44.50 per share in cash, or approximately
$9.8 billion for the approximately 220 million AMP shares outstanding. Any such offer will be made by way of offering materials complying with the requirements of applicable federal and state securities laws.
The Company expects to finance such offering through bank credit facilities, issuance of commercial paper, long-term debt offerings and/or equity offerings.

     In January 1998, the Company acquired Banner, distributors of FAA-certified aircraft hardware, for common stock valued at approximately $350 million. The acquired operations have annual sales of about
$250 million, principally to commercial air transport and general aviation customers. Also, in the first quarter of 1998, the Company completed the sale of its underwater detection systems business to L-3 Communications Corporation for approximately $70 million in cash.
The ocean systems unit had annual revenues of about $70 million.
In June 1998, the Company acquired Pharmaceutical Fine Chemicals S.A.
(PFC) for approximately $390 million, including assumed liabilities.
PFC manufactures and distributes active and intermediate pharmaceutical chemicals and had sales of approximately $110 million in 1997.
Also in June 1998, the Company completed the sale of its 50%-owned automotive catalyst business to General Motors Corporation for approximately $50 million in cash. This business had annual sales of about $250 million.

      The Company continuously assesses the relative strength of its portfolio of businesses as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. The Company considers acquisition candidates that will further its strategic plan and strengthen its existing core businesses. The Company also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action. During the first six months of 1998, the Company sold certain non-strategic businesses and other assets.

     During the first six months of 1998, the Company repurchased
14.0 million shares of its common stock for $591 million. During the second quarter 1998, the Company announced its intentions to repurchase up to $2.2 billion of its common stock over the next two years. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans, acquisitions, a shareowner dividend reinvestment plan and to reduce common stock outstanding. At June 30, 1998, the Company was authorized to repurchase 65.7 million shares of its common stock. The amount of common stock repurchased may be affected by the commencement of a tender offer for the outstanding shares of AMP.

     The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year
2000 and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, products, suppliers and customers.

     The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company's target date for the remediation of its critical information systems is December 31, 1998 and the target date for remediation of the remainder of its information systems is March 31, 1999. The Company has completed the assessment and development of remediation plans with respect to substantially all of the Company's products and expects that the assessment and development of remediation plans with respect to production and facilities equipment, suppliers and customers will be substantially complete by the end of the third quarter of 1998. The Company has begun remediating production and facilities equipment and products and expects that remediation will be substantially completed by March 31, 1999. The Company expects that development of remediation plans with respect to major suppliers and customers will be completed by year-end 1998 and that remediation will be substantially completed by March 31, 1999; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

     The Company's preliminary estimate of the total cost for Year
2000 compliance, based on the assessment to date plus estimates of remediation costs on components not yet fully assessed, is approximately $150 million, of which approximately $50 million has been incurred through June 30, 1998. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production facilities equipment to implementation of Year 2000 compliance plans may in some instances delay productivity improvements.


     If the Company is not successful in implementing its Year 2000 compliance plan, it may have a material adverse impact on the Company's consolidated results of operations and financial condition. Because of the importance of addressing the Year 2000 problem, the Company expects to develop by year-end 1998 contingency plans and trained specialist teams to implement such contingency plans to address any issues that may not be corrected by implementation of the Company's Year 2000 compliance plan in a timely manner.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133-"Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is completing an analysis of SFAS No. 133 which is not expected to have a material impact on the Company's results of operations or financial position.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Review by Independent Accountants
_________________________________

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


                  PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

          During the second quarter of 1998, the Company made two exchange offers to holders of certain of its outstanding debt securities. In the first such exchange offer, approximately $52 million principal amount of the Company's 9.065% Debentures due June 1, 2033 were issued to tendering holders of the Company's 9 1/2% Debentures due June 1, 2016. The 9.065% Debentures bear interest at 9.065% per annum payable on June 1 and December 1, commencing December 1, 1998, to holders of record on the preceding May 15 or November 15.

          In the second such exchange offer, approximately $133 million principal amount of the Company's 6 1/8% Notes due July 1, 2005 were issued to tendering holders of approximately $79 million principal amount of the Company's 9 7/8% Debentures due June 1, 2002 and approximately $39 million principal amount of the Company's 9.20% Debentures due February 15, 2003. The 6 1/8% Notes bear interest at 6 1/8% per annum payable on January 1 and July 1, commencing January 1, 1999 to holders of record on the preceding June 15 or December 15.

          Each of the exchange offers was made pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933 solely to existing debtholders of the Company.

Item 5.   Other Information

     The following represents segment data for 1997, 1996 and the three months ending March 31, 1998 under the Company's new five business segments.


(Dollars in
millions)
Years 1997                        Specialty
and 1996                          Chemicals &                                           Corporate
                       Aerospace  Electronic  Turbine       Performance Transportation  and Un-
                       Systems    Solutions   Technologies  Polymers    Products        allocated   Other(1)  Total
                       _________  ___________ ____________  ___________ ______________  __________  _______   _____

Net sales         1997  $4,117      $2,218     $3,111        $2,030       $2,983          $   13       -      $14,472
                  1996   3,635       2,117      2,775         1,888        3,539              17       -       13,971

Depreciation and  1997     109          97         91           129            85              35      -          546
 amortization     1996     116          84         87           122           101              41      -          551

Income from       1997     608         326        401           215           194             (97)    (11)      1,636
operations        1996     469         355        264           211           280             (88)     18       1,509

Net income        1997     368         328        236           134            95               5       4       1,170
                  1996     287         307        144           125           156              (8)      9       1,020

Capital           1997     132         135        111           174           115              50       -         717
 expenditures     1996      83         111        103           220           163              75       -         755

Identifiable      1997   3,611       2,452      2,768         1,607         2,114           1,155       -      13,707
 assets           1996   2,902       1,858      2,706         1,533         1,757           2,073       -      12,829

Three months ending
March 31, 1998
__________________
Net sales               $1,130      $   598     $ 820         $ 527          $ 569           $   2      -       $3,646
Net income                 116           82        53            45              4               -      -          300


(1) The Other column includes in 1997 a pre- and after-tax provision for repositioning and other charges of $237 and $159 million. Also includes in 1997 a pre- and after-tax gain on the sale of the safety restraints business of $277 and $196 million, and the pre-and after-tax charge related to the settlement of the 1996 braking business sale of $51 and $33 million. Includes in 1996 a pre-and after-tax provision for repositioning and other charges of $637 and $359 million. Also includes in 1996 a pre- and after-tax gain on the sale of the braking business of $655 and $368 million.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the three months ended June 30, 1998:

          1) On April 22, 1998, a report was filed reporting the results of operations for the three-month period ending
          March 31, 1998.

          2)  On April 28, 1998, a report was filed reporting, under
          Item 9, unregistered sales of the Company's Common Stock in reliance on Regulation S under the Securities Act.

          3) On May 20, 1998, a report was filed reporting an offer to exchange new debt for outstanding debt.

          4) On May 29, 1998, a report was filed reporting a revised share repurchase program.

          5) On June 18, 1998, a report was filed reporting the appointment of a President and Chief Operating Officer.

                          SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AlliedSignal Inc.



Date:  August 7, 1998                  By: /s/ Richard F.Wallman
                                        _________________________
                                        Richard F. Wallman
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (on behalf of the Registrant
                                        and as the Registrant's
                                        Principal Accounting Officer)

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