Form 10-Q
period 1998-09-30
ALLIEDSIGNAL INC
filed 1998-11-10
CIK 773840

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

                    Form 10-Q
            ________________________

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------
                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______ to ______

           Commission file number 1-8974
                                  ------
                   AlliedSignal Inc.
             ---------------------------------

   (Exact name of registrant as specified in its charter)

    Delaware                                 22-2640650
------------------                          -------------
  (State or other jurisdiction of           (I.R.S.Employer
  incorporation or organization)         Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                07962-2497
-----------------------------------             ------------
(Address of principal executive offices)         (ZipCode)


                            (973)455-2000
                       -----------------------------
          (Registrant's telephone number, including area code)


                            NOT APPLICABLE
                      ----------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                          NO
                ______                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Outstanding at
Class of Common Stock                         September 30, 1998
-----------------------                     -----------------------
    $1 par value                              560,050,080 shares

                      AlliedSignal Inc.


                            Index
                            -----
                                                          Page No.
                                                          --------
Part I. -      Financial Information
               ---------------------

   Item 1. Condensed Financial Statements:

           Consolidated Balance Sheet -
             September 30, 1998 and December 31,1997              3

           Consolidated Statement of Income -
             Three and Nine Months Ended September 30, 1998
             and 1997                                             4

            Consolidated Statement of Cash Flows -
              Nine Months Ended September 30,1998 and 1997        5

            Notes to Financial Statements                         6

            Report on Review by Independent
              Accountants                                         9

     Item 2. Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                               10

     Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                         20

Part II.-      Other Information
               -----------------
     Item 5. Other Information                                    20

     Item 6. Exhibits and Reports on Form 8-K                     20


Signatures                                                        21

                                 -2-


                        AlliedSignal Inc.
                   Consolidated Balance Sheet
                          (Unaudited)

                                       September 30           December 31
                                           1998                  1997
                                      -------------          -------------
                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents              $   566                  $   611
  Short-term investments                       -                      430
  Accounts and notes receivable            1,707                    1,886
  Inventories                              2,446                    2,093
  Other current assets                       589                      553
                                           -----                  -------
        Total current assets               5,308                    5,573
Investments and long-term
receivables                                  430                      480
Property, plant and equipment              9,359                    9,189
Accumulated depreciation and
   amortization                            (5,072)                 (4,938)
Cost in excess of net assets of
  acquired companies - net                 2,988                    2,426
Other assets                               1,011                      977
                                           ------                  ------
   Total assets                           $14,024                 $13,707
                                          =======                 ========
LIABILITIES
Current liabilities:
  Accounts payable                       $ 1,268                  $ 1,345
 Short-term borrowings                        71                       47
  Commercial paper                           747                      821
  Current maturities of long-term debt       182                      224
  Accrued liabilities                      1,736                    1,999
                                         -------                  -------
        Total current liabilities          4,004                    4,436


Long-term debt                             1,459                    1,215
Deferred income taxes                        655                      694
Postretirement benefit obligations
  other than pensions                      1,749                    1,775
Other liabilities                          1,125                    1,201

SHAREOWNERS' EQUITY
Capital - common stock issued                716                      716
        - additional paid-in capital       2,917                    2,425
Common stock held in treasury, at cost    (3,246)                  (2,665)
Accumulated other nonowner changes          (169)                    (179)
Retained earnings                          4,814                    4,089
                                          ------                   ------
        Total shareowners' equity          5,032                    4,386
                                          ------                   ------
Total liabilities and shareowners'equity $14,024                  $13,707
                                         =======                  =======

Notes to Financial Statements are an integral part of this statement.






                        AlliedSignal Inc.
                 Consolidated Statement of Income
                            (Unaudited)

                                Three Months Ended     Nine Months Ended
                                    September 30           September   30
                                ------------------     -------------------
                                 1998     1997            1998      1997
                                 ----     ----            ----      ----
                              (Dollars in millions except per share amounts)

Net sales                      $3,741   $3,657            $11,256    $10,562
                               ------   ------            -------    -------
Cost of goods sold              2,838    2,840              8,596      8,209
Selling, general and
  administrative expenses         396      394              1,200      1,145
                                -----    -----             ------    -------
       Total costs and expenses 3,234    3,234              9,796      9,354
                                -----    -----             ------    -------

Income from operations            507      423              1,460      1,208
Equity in income of affiliated
 companies                         19       44                 82        140
Other income (expense)             (8)      14                 (9)        62

Interest and other financial
  charges                         (38)     (50)              (104)      (131)
                                 -----    -----             ------     ------
Income before taxes on income     480      431              1,429      1,279

Taxes on income                   151      139                450        423
                                  ----    -----             ------    ------

Net income                     $  329   $  292             $  979    $   856
                               ======   ======             ======    ========

Earnings per share of common
  stock - basic                $  .59   $  .52             $ 1.74    $  1.51
                                =====   ======             ======    =======

Earnings per share of common
  stock - assuming dilution    $  .58   $  .50             $ 1.70    $  1.47
                               ======   ======             ======    =======

Cash dividends per share of
  common stock                 $  .15   $  .13             $  .45    $   .39
                               ======   ======             ======    =======


Notes to Financial Statements are an integral part of this statement.

                                -4-

                      AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                         (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                        -----------------
                                                          1998        1997
                                                          ----        ----
                                                       (Dollars in millions)
Cash flows from operating activities:
     Net income                                            $ 979       $ 856
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization (includes goodwill)     453         456
       Undistributed earnings of equity affiliates             7         (40)
       Deferred income taxes                                 153          68
       Decrease in accounts and notes receivable             150          67
       (Increase) in inventories                            (142)       (179)
       Decrease in other current assets                       13          17
       (Decrease) increase in accounts payable              (117)          8
       (Decrease) in accrued liabilities                    (415)       (253)
       Taxes paid on sales of businesses                    (195)         (5)
       Other                                                 (68)       (230)
                                                            -----        ----
   Net cash provided by operating activities                 818         765
                                                            -----       -----

Cash flows from investing activities:
       Expenditures for property, plant and equipment       (445)       (471)
       Proceeds from disposals of property, plant and
       equipment                                              51          31
       Decrease in investments and long-term receivables       -          26
       (Increase) in other investments                         -          (6)
       Cash paid for acquisitions                           (335)       (854)
       Proceeds from sales of businesses                     281          35
       Decrease (increase) in short-term investments         430        (173)
                                                             -----     -------
    Net cash (used for) investing activities                 (18)     (1,412)
                                                            ------    -------

Cash flows from financing activities:
      Net (decrease) increase in commercial paper               (74)     405
      Net (decrease) in short-term borrowings                   (12)      (2)
      Proceeds from issuance of preferred stock of subsidiary     -      112
      Proceeds from issuance of common stock                    122      135
      Proceeds from issuance of long-term debt                  413       23
      Payments of long-term debt                               (261)     (97)
      Repurchase of preferred stock of subsidiary                 -     (112)
      Repurchases of common stock                              (779)    (534)
      Cash dividends on common stock                           (254)    (221)
      Other                                                       -      (42)
                                                              ------   ------
    Net cash (used for) financing activities                   (845)    (333)
                                                              ------   ------

Net (decrease) in cash and cash equivalents                     (45)    (980)
Cash and cash equivalents at beginning of year                  611    1,465
                                                              ------  ------
Cash and cash equivalents at end of period                  $   566   $  485
                                                             ======  =======

Notes to Financial Statements are an integral part of this statement.

                           AlliedSignal Inc.
                    Notes to Financial Statements
                             (Unaudited)
                (In Millions Except per Share Amounts)



Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three- and nine- month periods ended September 30, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

The financial information as of September 30, 1998 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1997.

Note 2.  Accounts and notes receivable consist of the following:

                                                September 30, December 31,
                                                   1998             1997
                                                 ------------  ------------
          Trade                                   $1,427           $1,466
          Other                                      317              457
                                                  ------         ---------
                                                   1,744            1,923
          Less-Allowance for
          doubtful accounts and
          refunds                                    (37)             (37)
                                                -----------       ---------
                                                  $1,707           $1,886
                                                ==========        =========

Note 3. Inventories consist of the following:


                                                 September 30,   December 31,

                                                     1998        1997(a)
                                                 -------------   -----------
          Raw materials                             $593           $605
          Work in process                            733            722
          Finished products                        1,204            905
          Supplies and containers                     97             89
                                                  -----------    ---------
                                                   2,627          2,321
          Less - Progress payments                   (68)           (88)
          Reduction to LIFO cost basis              (113)          (140)
                                                 -----------     --------
                                                  $2,446          $2,093
                                                 ==========      ========
  (a) Reclassified for comparative purposes.


Note 4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130- "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements. Total nonowner changes in shareowners' equity for the three and nine months ended September 30, 1998 were $380 and $989 million, respectively, compared with $261 and $705 million for each of the same periods of 1997. Nonowner changes in shareowners' equity principally represent net income and foreign currency translation adjustments.

Note 5. The details of the earnings per share calculations for the three- and nine-month periods ending September 30, 1998 and 1997 follow:


                                  Three Months               Nine Months
                               ---------------------      ------------------
                                               Per                      Per
                                              Share                    Share
                                Income Shares Amount   Income  Shares Amount
                                ------ ------ ------   ------  ------ ------
1998
Earnings per share of common
  stock - basic                 $329    560.0  $.59      $979   562.5  $1.74
Dilutive securities:
  Stock options                          10.6                    12.4
  Restricted stock units                   .9                      .8
                               -----    -----   ----     ----   -----   ----
Earnings per share of common
stock - assuming dilution       $329    571.5  $.58      $979   575.7  $1.70
                               =====    =====  ====      ====   =====  =====

1997
Earnings per share of common
  stock - basic                 $292    564.5  $.52       $856   565.6  $1.51
Dilutive securities:
  Stock options                          15.7                     14.8
  Restricted stock units                   .9                      1.0
                                -----    ----  -----      -----   -----  ----
Earnings per share of common
 stock - assuming dilution      $292    581.1   $.50       $856  581.4   $1.47
                                ====    =====   ====       ====  =====   =====

The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three and nine-month periods ended September 30, 1998 and 1997, the number of stock options not included in the computations were 2.0 million and 1.9 million, and 1.1 million and 1.1 million, respectively.

Note 6. During the first quarter of 1998, the Company issued $200 million of 6.20% notes due February 1, 2008, and $200 million of 5-3/4% dealer remarketable securities due March 15, 2011. During the second quarter of 1998, the Company made two exchange offers to holders of certain of its outstanding debt securities. In the first debt exchange offer, holders of approximately $51 million principal amount of the Company's 9 1/2% Debentures due June 1, 2016 tendered debentures for a like principal amount of the Company's 9.065% Debentures due June 1, 2033. In the second debt exchange offer, holders of approximately $79 million principal amount of the Company's 9 7/8% Debentures due June 1, 2002 and approximately $38 million principal amount of the Company's 9.20% Debentures due February 15, 2003 tendered debentures for approximately $133 million principal amount of the Company's 6 1/8% Notes due July 1, 2005.
The debt exchange did not result in a substantial modification of the original debt terms for financial reporting purposes.

Note 7. During the first quarter of 1998, the Company issued 10.7 million shares of its common stock, valued at approximately $400 million, for acquisitions.

Note 8. On October 13, 1998, the Company through a wholly owned subsidiary purchased for $890 million in cash 20 million shares, or approximately 9% of the outstanding shares, of common stock of AMP Incorporated (AMP), a Pennsylvania-based manufacturer of electrical connection devices. The Company intends to acquire all outstanding shares of AMP common stock not owned by the Company for aggregate consideration amounting to $44.50 per share. Such price per share is subject to decrease if AMP completes a pending self-tender for its common stock or any diminution in value of AMP arising out of the incremental costs and fees of AMP's financing of its self-tender and subject to increase or decrease as a result of changes in AMP's business or financial condition, prevailing interest rates, or stock market, financial or other economic conditions. The Company estimates that approximately $9.1 billion will be required to complete an acquisition of AMP.

The $890 million purchase price for the shares of AMP common stock purchased on October 13, 1998 was paid by proceeds from sales of commercial paper. On October 9, 1998, the Company entered into a $900 million 364 day backstop credit agreement with six banks.
Loans under the credit agreement are repayable on October 9, 1999, subject to a one year extension as term loans upon election by the Company (the "Term Loan Conversion Option"). To the extent the Company elects to draw on this facility, loans outstanding under the credit agreement will bear interest at a rate based on (i) the base rate or (ii) the Eurocurrency rate plus a margin ranging from 0.17% to 0.5% if the Company has not elected the Term Loan
Conversion Option, and 0.225% to 0.7%, if the Company has elected the Term Loan Conversion Option,in each case, depending on the Company's long term senior unsecured non-credit enhanced debt ratings.

             Report on Review by Independent Accountants
             -------------------------------------------




To the Board of Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of September 30, 1998, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and of cash flows for the nine-month periods ended September 30, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

November 4, 1998

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

       Results of Operations
       ---------------------

Third Quarter 1998 Compared with Third Quarter 1997
---------------------------------------------------

     Net sales in the third quarter of 1998 were $3.7 billion, an increase of $84 million, or 2%, compared with the third quarter of 1997. Of this increase, $255 million was due to volume gains and $291 million was from acquisitions, offset in part by a $364 million reduction for divested businesses, mainly the automotive safety restraints business. Selling prices were lower by $84 million and the impact of foreign exchange also reduced sales by $14 million.

     During the second quarter 1998, the Company began reporting its results in five business segments.

     Aerospace Systems includes Aerospace Equipment Systems (environmental control systems; engine and fuel controls; power systems; aircraft lighting; and aircraft wheels and brakes); Electronic & Avionics Systems (flight safety, communications, navigation, radar and surveillance systems; and advanced systems and instruments); and Aerospace Marketing, Sales & Service (repair and overhaul services; hardware; logistics; and management and technical services). Aerospace Systems sales of $1,242 million in the third quarter of 1998 increased by $162 million, or 15%, compared with the third quarter of 1997. This sales increase reflects continued strong demand for safety avionics products, particularly for the enhanced ground proximity warning system, and an increase in aftermarket sales for engine fuel systems, environmental control systems and aircraft landing systems. The acquisitions of a controlling interest in the Normalair-Garrett Ltd. (NGL) environmental controls joint venture in June 1998 and the Banner Aerospace (Banner) FAA-certified hardware parts business in January 1998 also contributed to Aerospace Systems higher sales.

     Specialty Chemicals & Electronic Solutions includes Specialty Chemicals (fluorine-based products; pharmaceutical and agricultural chemicals; specialty waxes, adhesives and sealants; and process technology); and Electronic Materials (insulation materials for integrated circuitry; copper-clad laminates for printed circuit boards; advanced chip packaging; and amorphous metals). Specialty Chemicals & Electronic Solutions sales of $541 million in the third quarter of 1998 increased by $5 million, or 1%, compared with the third quarter of 1997. Sales in Specialty Chemicals were higher primarily reflecting the acquisitions of the Astor Holdings (Astor) wax business in October 1997 and the Pharmaceutical Fine Chemicals S.A. (PFC) pharmaceutical chemicals business in June 1998. This sales increase more than offset the loss in sales due to the divestiture in June 1998 of the environmental catalyst business and the sales decline in Electronic Materials due to continued softness in the semiconductor and electronics markets.

     Turbine Technologies includes Aerospace Engines (auxiliary power units; and propulsion engines); and Turbocharging Systems (turbochargers; charged-air coolers; and portable power systems). Turbine Technologies sales of $900 million in the third quarter of 1998 increased by $129 million, or 17%, compared with the same quarter of 1997. This sales increase reflects strong sales of propulsion engines for regional and executive aircraft and auxiliary power units for commercial aircraft. Sales of turbochargers also increased substantially, benefiting from increased penetration of the turbocharged diesel car market in Europe and the light truck market in North America.

     Performance Polymers includes the Polymers unit (fibers; plastic resins; specialty films; and intermediate chemicals). Performance Polymers sales of $436 million in the third quarter of 1998 decreased by $73 million, or 14%, compared with the same quarter of 1997. This sales decrease principally reflects the loss of sales resulting from the divestiture of the phenol business and the exiting of the European carpet fibers business and a portion of the North American textile business.

     Transportation Products includes the Automotive Products Group (car care products including anti-freeze, filters, spark plugs, cleaners, waxes and additives; and friction materials); and Truck Brake Systems (air brake and anti-lock braking systems). Transportation Products sales of $619 million in the third quarter of 1998 decreased by $138 million, or 18%, compared with the third quarter of 1997. This sales decrease reflects the divestiture of the safety restraints business in October 1997. Excluding the divested safety restraints business, sales were 12% higher. This sales gain results from the acquisition of the Holt Lloyd Group Ltd. (Holt Lloyd) in November 1997 and increased sales for Prestone car care products and filters. Sales of truck brake systems were also significantly higher driven by continued strong truck builds and anti-lock truck brake installations.

     Cost of goods sold as a percent of net sales decreased from 77.6% in the third quarter of 1997 to 75.8% in the third quarter of 1998, primarily reflecting results of the Company's continuing Six Sigma programs to improve productivity and lower manufacturing and materials costs.

     Income from operations of $507 million in the third quarter of 1998 increased by $84 million, or 20%, compared with the third quarter of 1997. On a segment basis, Aerospace Systems income from operations increased by 56%, Specialty Chemicals & Electronic Solutions and Turbine Technologies income from operations both increased by 7%. Income from operations for Performance Polymers and Transportation Products decreased by 1% and 39%, respectively. Excluding the divested safety restraints business, Transportation Products income from operations decreased by 12%. The Company's operating margin for the third quarter of 1998 was 13.6%, compared with 11.6% for the same period last year. See the discussion of net income below for information by segment.

     Equity in income of affiliated companies of $19 million in the third quarter of 1998 represents a decrease of $25 million, or 57%, compared with the same quarter of 1997, primarily due to lower earnings from the UOP process technology joint venture (UOP).

     Other income (expense), an $8 million loss in the third quarter of 1998, was unfavorable by $22 million, compared with the same quarter of 1997, reflecting lower investment income due to a lower cash position because of spending for acquisitions and repurchases of the Company's common stock and reduced benefits from foreign exchange.

     Interest and other financial charges of $38 million in the third quarter of 1998 decreased by $12 million, or 24%, compared with the third quarter of 1997. This decrease results from lower tax interest expense due to favorable settlements of worldwide tax audits, offset in part by higher debt-related interest expense reflecting higher levels of debt.

     The effective tax rate in the third quarter of 1998 decreased to 31.5%, compared with 32.3% in the third quarter of 1997, primarily due to an increase in energy tax credits and other tax planning strategies.

     Net income of $329 million, or $0.58 per share, in the third quarter of 1998 was 13% higher than net income of $292 million, or $0.50 per share, in the third quarter of 1997. All earnings per share data in Management's Discussion and Analysis reflect diluted earnings per share.

     Aerospace Systems net income of $162 million in the third quarter of 1998 improved by $61 million, or 60%, compared with the same quarter of 1997. This increase in net income principally reflects sales growth in higher-margin safety and aftermarket products and productivity improvements. The acquisition of NGL also contributed to higher net income for Aerospace Systems.

     Specialty Chemicals & Electronic Solutions net income of $56 million in the third quarter of 1998 decreased by $16 million, or 22%, compared with the third quarter of 1997, driven by a lower contribution from UOP.

     Turbine Technologies net income of $68 million in the third quarter of 1998 increased by $16 million, or 31%, compared with the third quarter of 1997. This increase in net income results from significantly higher sales and productivity improvements.

     Performance Polymers net income of $45 million in the third quarter of 1998 decreased by $1 million, or 2%, compared with the same quarter of 1997. Net income decreased due primarily to lower unit volumes for the performance fibers businesses due to a strike at one of the Company's customers and continued weakness in the Asian economy. This decrease was offset by an improved price-cost relationship across all businesses and the divestiture of the phenol business.

     Transportation Products net income of $10 million in the third quarter of 1998 decreased by $8 million, or 44%, compared with the third quarter of 1997. The decrease primarily reflects the absence of net income from the divested safety restraints business. Net income also declined for the Automotive Products Group. The increase in net income for Truck Brake Systems due to higher sales was a partial offset.

Nine Months 1998 Compared with Nine Months 1997
-----------------------------------------------

     Net sales in the first nine months of 1998 were $11.3 billion, an increase of $694 million, or 7%, compared with the first nine months of 1997. Of this increase, $949 million was due to volume gains and $873 million was from acquisitions, offset in part by a $854 million reduction for divested businesses, mainly the automotive safety restraints business. Selling prices were lower by $195 million and the impact of foreign exchange also reduced sales by $79 million.

     Aerospace Systems sales of $3,576 million in the first nine months of 1998 increased by $657 million, or 23%, compared with the first nine months of 1997. This sales increase was led by significantly higher sales for the Company's flight safety and cockpit communications products and strong sales for Aerospace Equipment Systems across all product lines. The acquisitions of the Grimes Aerospace (Grimes) lighting systems business in July 1997, Banner and NGL also contributed to higher sales for Aerospace Systems.

     Specialty Chemicals & Electronic Solutions sales of $1,728 million in the first nine months of 1998 increased by $102 million, or 6%, compared with the same period of 1997. Sales of Specialty Chemicals were higher reflecting the acquisitions of Astor and PFC which more than offset the decline in sales of

Electronic Materials due to soft semiconductor and electronics markets and the loss of sales due to the divestiture of the environmental catalysts business.

     Turbine Technologies sales of $2,641 million in the first nine months of 1998 increased by $399 million, or 18%, compared with the same period of 1997. Engines sales increased significantly due to strong demand for propulsion engines in the regional and business jet markets and auxiliary power units in the commercial air transport market. Sales of turbochargers also increased substantially, led principally by continued strong demand in European diesel-powered passenger cars.

     Performance Polymers sales of $1,494 million in the first nine months of 1998 decreased by $13 million, or 1%, compared with the first nine months of 1997. Sales increases for specialty films and engineering plastics were more than offset by the loss of sales resulting from the divestiture of the phenol business and the exiting of the European carpet fibers business and a portion of the North American textile business.

     Transportation Products sales of $1,809 million in the first nine months of 1998 decreased by $450 million, or 20%, compared with the first nine months of 1997. The decrease reflects the divestiture of the safety restraints business. Excluding the divested safety restraints business, sales were 12% higher. This increase in sales reflects the acquisitions of Holt Lloyd and Prestone and significantly higher sales for Truck Brake Systems. This increase was offset somewhat by lower sales for friction materials and spark plugs.

     Cost of goods sold as a percent of net sales decreased from 77.7% in the first nine months of 1997 to 76.4% in the first nine months of 1998, primarily reflecting results of the Company's continuing Six Sigma programs to improve productivity and lower manufacturing and materials costs.

     Income from operations of $1,460 million in the first nine months of 1998 increased by $252 million, or 21%, compared with the first nine months of 1997. On a segment basis, Aerospace Systems income from operations increased by 63%. Specialty Chemicals & Electronic Solutions increased by 8% and Performance Polymers increased by 39%. Income from operations for Turbine Technologies increased by 1%; and Transportation Products decreased by 48%. Excluding the divested safety restraints business, Transportation Products income from operations decreased by 25%. The Company's operating margin for the first nine months of 1998 was 13.0%, compared with 11.4% for the same period last year. See the discussion of net income below for information by segment.

     Equity in income of affiliated companies of $82 million in the first nine months of 1998 represents a decrease of $58 million, or 41%, compared with the same period of 1997, primarily due to lower earnings from UOP and certain other smaller equity investments.

     Other income (expense), a $9 million loss in the first nine months of 1998, was unfavorable by $71 million compared with the same period of 1997, reflecting lower investment income due to a lower cash position because of spending for acquisitions and repurchases of the Company's common stock and reduced benefits from foreign exchange.

     Interest and other financial charges of $104 million in the first nine months of 1998 decreased by $27 million, or 21%, compared with the first nine months of 1997. This decrease results from lower tax interest expense due to favorable settlements of worldwide tax audits, offset in part by higher debt-related interest expense reflecting higher levels of debt.

     The effective tax rate in the first nine months of 1998 decreased to 31.5%, compared with 33.1% for the same period of 1997, primarily due to an increase in energy tax credits and other tax planning strategies.

     Net income of $979 million, or $1.70 per share, in the first nine months of 1998 was 14% higher than net income of $856 million, or $1.47 per share, in the first nine months of 1997.

     Aerospace Systems net income of $401 million in the first nine months of 1998 improved by $156 million, or 64%, compared with the same period of 1997. This increase was led by substantially higher sales and improved factory performance for Electronic & Avionics Systems. The acquisitions of Grimes, Banner and NGL also contributed to higher net income.

     Specialty Chemicals & Electronic Solutions net income of $220 million in the first nine months of 1998 decreased by $39 million, or 15%, compared with the same period of 1997. Specialty Chemicals net income declined due principally to lower results for UOP. Electronic Materials net income was also down due to lower sales.

     Turbine Technologies net income of $184 million in the first nine months of 1998 increased by $24 million, or 15%, compared with the first nine months of 1997, reflecting higher sales for both Engines and Turbocharging Systems and productivity improvements for Engines.

     Performance Polymers net income of $147 million in the first nine months of 1998 improved by $43 million, or 41%, compared with the first nine months of 1997. This improvement in net income was primarily driven by a more favorable price-cost relationship in nylon and polyester, productivity gains driven by Six Sigma initiatives and the divestiture of the phenol business.

     Transportation Products net income of $28 million in the first nine months of 1998 decreased by $52 million, or 65%, compared with the first nine months of 1997. This decrease primarily reflects the absence of net income from the divested safety restraints business. Net income was also lower for the Automotive Products Group.


     Financial Condition
     -------------------

September 30, 1998 compared with December 31, 1997
--------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     On September 30, 1998, the Company had $566 million in cash and cash equivalents and short-term investments compared with $1,041 million at year-end 1997. The decrease mainly reflects funds deployed for repurchases of the Company's common stock and acquisitions.

     The Company's long-term debt on September 30, 1998 was $1,459 million, an increase of $244 million compared with year-end 1997. This increase reflects the issuance of new long-term debt, as described in Note 6 to the financial statements, partially offset by certain debt repayments. Total debt of $2,459 million at September 30, 1998 was $152 million higher than at December 31, 1997. The Company's total debt as a percent of capital at September 30, 1998 was 30.4%, compared with 31.7% at year-end 1997.

     During the first nine months of 1998, the Company spent $445 million for capital expenditures, compared with $471 million in the corresponding period of 1997. This decline in capital spending is primarily due to the divestiture of the safety restraints business.

     On October 13, 1998, the Company, pursuant to a tender offer by PMA Acquisition Corporation, a wholly owned subsidiary of the Company (PMA), purchased for $44.50 per share in cash 20 million shares, or approximately 9% of the outstanding shares, of common stock of AMP Incorporated (AMP), a Pennsylvania-based manufacturer of electrical connection devices. The Company intends to commence another tender offer for or otherwise acquire all outstanding shares of AMP common stock not owned by the Company or PMA at total aggregate consideration amounting to $44.50 per share. Such price per share is subject to decrease if AMP completes a pending self-tender for its common stock or any diminution in value of AMP arising out of the incremental costs and fees of AMP's financing of its self-tender and subject to increase or decrease as a result of changes in AMP's business or financial condition, prevailing interest rates, or stock market, financial or other economic conditions.

     The $890 million purchase price for the shares of AMP common stock acquired on October 13, 1998 was paid by proceeds from sales of commercial paper. On October 9, 1998, the Company entered into a $900 million 364 day backstop credit agreement with six banks to finance the acquisition of 20 million AMP shares pursuant to its tender offer and for general corporate purposes, including support for the issuance of commercial paper. See Note 8 to the financial statements for more information on the credit agreement.

     In anticipation of a transaction for the acquisition of all remaining outstanding shares of AMP, and for general corporate purposes, including the support for commercial paper issuance, the Company also received on October 9, 1998 a commitment letter from six financial institutions (the "Arrangers") in connection with a $7 billion 364 day revolving credit facility and a $2.25 billion five year revolving credit facility. The Arrangers have committed to provide $4.75 billion of the 364 day and the five year facilities, subject to certain terms and conditions, including successful syndication on a best efforts basis of the balance of these facilities.

     The 364 Day Facility has a term of 364 days, subject to the Company's ability to request extensions for additional 364 day periods. In addition, the Company may elect the Term Loan Conversion Option with respect to $4 billion of loans under the 364 Day Facility on the same basis as under the $900 million credit agreement. The 5 Year Facility has a term of five years.

     It is currently anticipated that to the extent the Company elects to draw on the 364 Day Facility, loans thereunder will bear interest at (i) the base rate or (ii) the Eurocurrency rate plus a margin ranging from 0.17% to 0.5% if the Company has not elected the Term Loan Conversion Option, and 0.225% to 0.7% if the Company has elected the Term Loan Conversion Option, in each case depending on the Company's long term senior unsecured non-credit enhanced debt ratings. It is currently anticipated that to the extent the Company elects to draw on the 5 Year Facility, loans thereunder will bear interest at (i) the base rate or (ii) the Eurocurrency rate plus a margin ranging from 0.15% to 0.45%, depending on the Company's long term senior unsecured non-credit enhanced debt ratings.

     The Company intends to finance a portion of the approximately $9.1 billion estimated to be required to purchase the remaining outstanding AMP shares by a combination of short, medium and possibly long-term borrowings in the private and public debt markets.

     It is currently anticipated that approximately $1.5 billion of indebtedness incurred by the Company in connection with the acquisition of AMP common stock, including the 20 million shares already acquired, will be repaid from the issuance of equity securities of the Company, approximately $2 billion from the disposition of assets and the remainder from a combination of short, medium and long-term borrowings in the bank, private or public debt markets and from funds internally generated by the Company and its subsidiaries (including, after the acquisition of AMP is consummated, cash flow of the surviving corporation). No final decision has been made concerning the method the Company will employ to repay its borrowings incurred to consummate any acquisition of AMP. Such decision, when made, will be based on the Company's review from time to time of the advisability of particular actions, as well as on prevailing interest rates and on stock markets, debt markets, financial and other economic conditions. Furthermore, there can be no assurance that the Company will be able to utilize any one or more of the repayment options or that any particular amount will be available under any of them.

     In January 1998, the Company acquired Banner, distributors of FAA-certified aircraft hardware, for common stock valued at approximately $350 million. The acquired operations have annual sales of about $250 million, principally to commercial air transport and general aviation customers. Also, in the first quarter of 1998, the Company completed the sale of its underwater detection systems business to L-3 Communications Corporation for approximately $70 million in cash. This business had annual revenues of about $70 million. In June 1998, the Company acquired PFC for approximately $390 million, including assumed liabilities. PFC manufactures and distributes active and intermediate pharmaceutical chemicals and had sales of approximately $110 million in 1997. Also in June 1998, the Company sold its interest in its automotive catalyst business to General Motors Corporation for approximately $50 million in cash. This business had annual sales of about $250 million. In September 1998, the Company sold its communications systems business to Raytheon Company for approximately $60 million in cash. The communications systems business had annual revenues of about $120 million.

     The Company continuously assesses the relative strength of each business in its portfolio as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. The Company considers acquisition candidates that will further its strategic plan and strengthen its existing core businesses. The Company also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action. During the first nine months of 1998, the Company sold certain non-strategic businesses and other assets.

     During the first nine months of 1998, the Company repurchased
17.5 million shares of its common stock for $751 million. During the second quarter 1998, the Company announced its intentions to repurchase up to $2.2 billion of its common stock over the next two years. Common stock is repurchased to meet the expected requirements for shares issued under employee benefit plans, acquisitions and a shareowner dividend reinvestment plan, and to reduce common stock outstanding. At September 30, 1998, the Company was authorized to repurchase 62.2 million shares of its common stock. The amount of common stock to be repurchased may be reduced as a result of the Company's planned acquisition of the outstanding shares of AMP.

     Year 2000 Update
     ----------------

     Computer programs and embedded computer chips that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem.

     The Company has assessed how it may be impacted by the Year 2000 problem and is implementing a comprehensive plan to address all known aspects of the Year 2000 problem: information systems (both critical information systems, which are systems the failure of which could have a material effect on the Company's operations, and noncritical information systems), production and facilities equipment, products, customers and suppliers (both high-impact suppliers, which are those suppliers who would materially impact the Company's operations if they were unable to provide supplies or services on a timely basis, and other suppliers).

     The Company has completed an inventory of information systems, production and facilities equipment, products, customers and suppliers that may potentially have a Year 2000 problem. The Company has assessed the impact of a Year 2000 problem with respect to its information systems, production and facilities equipment, products and suppliers identified in the inventory, and is currently assessing the impact of a Year 2000 problem with respect to its customers. Based on the results of the assessment, the Company prioritizes the various projects to remedy potential Year 2000 problems. The Company is developing and implementing plans to remediate known Year 2000 problems. Testing to ensure that the remediation is successfully completed is part of the remediation process. Because of the importance of addressing the Year 2000 problem, the Company expects to develop by the first quarter of 1999 contingency plans and trained specialist teams to implement such contingency plans to address any Year 2000 problems which are unexpected or are not remedied in a timely manner under the Company's remediation plans.

     The following table sets forth the estimated dates for substantially completing assessment, development of remediation plans and remediation with respect to the various aspects of the Year 2000 problem:

                                     Development of
                         Assessment  Remediation Plan  Remediation
Critical Information
Systems                      SC             SC          12/31/98
Other Information
Systems                      SC             SC           3/31/99
Production and Facilities
Equipment                    SC          11/15/98        3/31/99
Products                     SC             SC           3/31/99
Customers                 12/31/98       1/31/99         3/31/99
High Impact Suppliers        SC          12/31/98        3/31/99
Other Suppliers              SC          3/31/99         6/30/99

     SC = Substantially Complete


     The remediation plans for information systems involve a combination of software modification, upgrades and replacement. The remediation plans for production and facilities equipment involve a combination of software or hardware modification, upgrades and replacement, or changes to operating procedures to circumvent equipment failures caused by the Year 2000 problem. The remediation plans for products involve modifying software and/or hardware contained in products, or issuing service letters or other industry standard communications providing customers with instructions on correcting Year 2000 issues in the Company's products. The remediation plans for suppliers and customers involve obtaining information about the Year 2000 programs of suppliers and customers through surveys, meetings and other communication, the evaluation of the information received, and the development of appropriate responses. While the Company expects that development of remediation plans and remediation with respect to suppliers and customers will be completed by the dates set forth in the table above, the Company can provide no assurance that Year 2000 problems will be successfully corrected by suppliers and customers in a timely manner.

     The Company's estimate of the total cost for Year 2000 compliance, based on the assessment to date plus estimates of remediation costs for customers not yet fully assessed, is approximately $150 million, of which approximately $71 million has been incurred through September 30, 1998. This estimate does not include the Company's potential share of costs for Year 2000 issues by partnerships and joint ventures in which the Company participates but is not the operator. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs will be met with amounts that are normally budgeted for procurement and maintenance of the Company's information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production and facilities equipment to implementation of Year 2000 compliance plans may in some instances delay productivity improvements.

     The Company presently believes that the Year 2000 issue will not cause material operational problems for the Company. However, if the Company is not successful in identifying all material Year 2000 problems, or assessment and remediation of identified Year 2000 problems is not completed in a timely manner, there may be an interruption in, or failure of, certain normal business activities or operations. Such interruptions or failures could have a material adverse impact on the Company's consolidated results of operations and financial condition, or on its relationships with customers, suppliers or others.

     Euro Conversion
     ---------------

     On January 1, 1999, certain member countries of the European
Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency
(Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company has begun to identify and ensure that all Euro conversion compliance issues are addressed. At this time, the Company cannot predict the impact of the Euro conversion on the Company, because of the numerous uncertainties associated with the Euro conversion compliance, such as the effect on the Company of noncompliance by third parties.

     New Accounting Pronouncements
     -----------------------------

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

Safe Harbor Statement under the Private Securities Litigation Reform
--------------------------------------------------------------------
Act of 1995:
------------

Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed herein or in the Company's filings with the Securities and Exchange Commission.


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



                     PART II.  OTHER INFORMATION

Item 5.   Other Information

     Shareowner proposals submitted for inclusion in the Company's proxy statement and form of proxy for the 1999 Annual Meeting of Shareowners are subject to the requirements of Rule 14a-8 of the proxy rules adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and must be received by the Company not later than November 10, 1998. If a shareowner intends to present a proposal for consideration at the 1999 Annual Meeting outside the processes of Rule 14a-8, the Company must receive notice of such proposal on or before January 24, 1999, or such notice will be considered untimely under recent amendments to Rule 14a-4(c)(1) of the Commission's proxy rules, and the Company's proxies will have discretionary voting authority with respect to such proposal, if presented at the meeting, without including information regarding such proposal in its proxy materials. Shareowner proposals should be directed to the attention of the Secretary, AlliedSignal Inc., P.O. Box 4000, Morristown, NJ 07962.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed August 6, 1998 reporting the Company's intention to commence an unsolicited tender offer for all of the common stock of AMP Incorporated.

                             SIGNATURES


          Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AlliedSignal Inc.



Date:  November 5, 1998                 By: /s/ Richard F.Wallman
                                            ______________________
                                        Richard F. Wallman
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (on behalf of the Registrant
                                        and as the Registrant's
                                        Principal Accounting Officer)

                            EXHIBIT INDEX


Exhibit Number                     Description

     2                        Omitted (Inapplicable)

     3                        Omitted (Inapplicable)

     4                        Omitted (Inapplicable)

     10.14                    364 Day Backstop Credit Agreement
                              dated as of October 9, 1998 by and among
                              AlliedSignal Inc., Bank of America NT&SA,
                              Citibank, N.A., as Agent, Banque
                              Nationale de Paris, Barclays Bank
                              PLC, Citibank, N.A., Deutsche
                              Bank AG and Morgan Guaranty Trust
                              Company of New York, as Lenders, and
                              Citibank, N.A., as Agent (incorporated
                              by reference to Exhibit 99.1 to the
                              Company's Form 8-K filed October 21,
                              1998)

     10.15                    Commitment Letter dated as of
                              October 9,1998 by Banque
                              Nationale de Paris, Barclays
                              Capital, the investment banking
                              division of Barclays Bank PLC,
                              Deutsche Bank Securities Inc., J.P.
                              Morgan Securities Inc., NationsBanc
                              Montgomery Securities LLC and Salomon
                              Smith Barney Inc., as Arrangers
                              (incorporated by reference to Exhibit
                              99.2 to the Company's Form 8-K filed
                              October 21, 1998)

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