Form 10-K405
period 1998-12-31
ALLIEDSIGNAL INC
filed 1999-03-04
CIK 773840

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

                  For the fiscal year ended December 31, 1998
                                       OR

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
Common Stock, par value $1 per share*                New York Stock Exchange
                                                     Chicago Stock Exchange
                                                        Pacific Exchange
Money Multiplier Notes due 1999-2000                 New York Stock Exchange
9 7/8% Debentures due June 1, 2002                   New York Stock Exchange
9.20% Debentures due February 15, 2003               New York Stock Exchange
Zero Coupon Serial Bonds due 1999-2009               New York Stock Exchange
9 1/2% Debentures due June 1, 2016                   New York Stock Exchange

------------

*  The common stock is also listed for trading on the London stock exchange.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $21.7 billion at January 31, 1999.

There were 557,130,797 shares of Common Stock outstanding at January 31, 1999.

                      Documents Incorporated by Reference
         Part I and II: Annual Report to Shareowners for the Year Ended December 31, 1998.
        Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 26, 1999.

________________________________________________________________________________
________________________________________________________________________________

                               ALLIEDSIGNAL INC.

                             CROSS REFERENCE SHEET

                                                                                                 Page(s) in
Form 10-K                              Heading(s) in Annual Report to Shareowners for              Annual
Item No.                                        Year Ended December 31, 1998                       Report
-------------------------------  -----------------------------------------------------------    ------------

   1. Business                   Note 23. Segment Financial Data ...........................         41
                                 Note 24. Geographic Areas -- Financial Data................         42
                                 Management's Discussion and Analysis.......................         19
   3. Legal Proceedings          Note 20. Commitments and Contingencies.....................         39
   5. Market for the Regis-      Note 25. Unaudited Quarterly Financial
      trant's Common Equity        Information..............................................         42
      and Related Stock-         Selected Financial Data....................................         18
      holder Matters
   6. Selected Financial Data    Selected Financial Data....................................         18
   7. Management's               Management's Discussion and Analysis.......................         19
      Discussion and Analysis
      of Financial Condition
      and Results of
      Operations
  7A. Quantitative and           Management's Discussion and Analysis.......................         19
      Qualitative Disclosure
      About Market Risk
   8. Financial Statements and   Report of Independent Accountants..........................         27
      Supplementary Data         Consolidated Statement of Income...........................         28
                                 Consolidated Balance Sheet.................................         29
                                 Consolidated Statement of Cash Flows.......................         30
                                 Consolidated Statement of Shareowners' Equity..............         31
                                 Notes to Financial Statements..............................         32

                                              Heading(s) in Proxy Statement for                  Page(s) in
                                                Annual Meeting of Shareowners                      Proxy
                                                  to be held April 26, 1999                      Statement
                                 -----------------------------------------------------------    ------------
  10. Directors and Executive    Election of Directors; Voting Securities...................         *
      Officers of the
      Registrant
  11. Executive Compensation     Election of Directors -- Compensation of Directors;
                                   Executive Compensation...................................         *
  12. Security Ownership of      Voting Securities..........................................         *
      Certain Beneficial Owners
      and Management

------------

* To be included in a definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

NOTE: AlliedSignal Inc. is sometimes referred to in this Report as the Registrant and as the Company, and AlliedSignal Inc. and its consolidated subsidiaries are sometimes referred to as the Company, as the context may require.

                               TABLE OF CONTENTS

           ITEM                                                                                                  PAGE
           ----                                                                                                  ----
Part I.    1  Business........................................................................................     4
           2  Properties......................................................................................    14
           3  Legal Proceedings...............................................................................    14
           4  Submission of Matters to a Vote of Security Holders.............................................    14
           Executive Officers of the Registrant...............................................................    15

Part II.   5  Market for the Registrant's Common Equity and Related Stockholder Matters.......................    16
           6  Selected Financial Data.........................................................................    16
           7  Management's Discussion and Analysis of Financial Condition and Results of Operations...........    17
          7A  Quantitative and Qualitative Disclosure About Market Risk.......................................    17
           8  Financial Statements and Supplementary Data.....................................................    17
           9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    17

Part III.  10  Directors and Executive Officers of the Registrant.............................................    17(a)
           11  Executive Compensation.........................................................................    17(a)
           12  Security Ownership of Certain Beneficial Owners and Management.................................    18(a)
           13  Certain Relationships and Related Transactions.................................................    18

Part IV.   14  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................    18

Signatures....................................................................................................    19

------------

 (a) These items are omitted since the Registrant will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors not later than 120 days after December 31, 1998. Certain other information relating to the Executive Officers of the Registrant appears at pages 15 and 16 of this Report.

                                    PART I.

ITEM 1. BUSINESS

     AlliedSignal Inc. (with its consolidated subsidiaries referred to in this Report as the Company) was organized in the State of Delaware in 1985. The Company is the successor to Allied Corporation, which was organized in the State of New York in 1920.

MAJOR BUSINESSES

     AlliedSignal Inc. is an advanced technology and manufacturing company serving customers worldwide with aerospace and automotive products, chemicals, fibers, plastics and advanced materials. The Company's operations are conducted by eleven strategic business units, which have been aggregated under five reportable segments: Aerospace Systems, Specialty Chemicals & Electronic Solutions, Turbine Technologies, Performance Polymers and Transportation Products.

     Following is a description of the Company's strategic business units:

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES              MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES        KEY COMPETITORS
-------------------- ---------------------------  -----------------------    --------------------------  ------------------
AEROSPACE SYSTEMS
Aerospace            Environmental control        Air conditioning           Commercial, regional        Barber Colman
Equipment            systems                        systems                    and general               Hamilton Standard
Systems                                           Bleed air control            aviation aircraft         Liebherr
                                                    systems                  Military aircraft           Parker Hannifin
                                                  Cabin pressure systems     Spacecraft                  Sundstrand
                                                  Environmental and                                      TAT
                                                    thermal control for
                                                    spacecraft
                                                  Smoke detection
                                                    systems
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Engine systems and           Electronic and             Commercial air transport,   Chandler-Evans
                     accessories                    hydromechanical            regional and general      Hamilton Standard
                                                    fuel controls              aviation                  Lockheed Martin
                                                  Engine start systems       Military aircraft           Lucas
                                                  Pressure transducers                                   Parker
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Power management and         Electric, hydraulic and    Commercial, military,       Auxilec
                     generation systems             pneumatic power            regional and general      B.F. Goodrich
                                                    generation systems         aviation aircraft         Hella
                                                  Exterior and               Ground vehicles             Lucas
                                                    interior lighting                                    Parker Bertea
                                                    systems                                              Smiths
                                                  Power distribution and                                 Sundstrand
                                                    power management                                     Teleflex
                                                    systems
                                                  Pumps, starters,
                                                    converters, controls,
                                                    electrical actuation
                                                    for flight surfaces
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Aircraft landing systems     Wheels and brakes          Commercial and              Aircraft Braking
                                                  Friction products            military aircraft           Systems
                                                  Brake control systems                                  Dunlop
                                                  Wheel and brake                                        B.F. Goodrich
                                                    overhaul services                                    Messier-Bugatti
                                                  Aircraft landing                                       Messier-Dowty
                                                    systems integration
---------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES              MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES        KEY COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------

Electronic &         Avionics systems             Flight safety systems:     Commercial, business        Century
Avionics Systems                                    Enhanced Ground            and general aviation      Garmin
                                                      Proximity Warning        aircraft                  B.F. Goodrich
                                                      Systems (EGPWS)        Government aviation         Honeywell
                                                    Traffic Alert and                                    Litton
                                                      Collision Avoidance                                Lockheed Martin
                                                      Systems (TCAS)                                     Narco
                                                    Windshear detection                                  Rockwell/Collins
                                                      systems and weather                                Sextant
                                                      radar                                              Smiths
                                                    Flight data and cockpit                              S-tec
                                                      voice recorders                                    Trimble/Terra
                                                  Communication and                                      Universal
                                                    navigation systems:
                                                    Flight management
                                                      systems
                                                    Data management and
                                                      aircraft performance
                                                      monitoring systems
                                                    Air-to-ground
                                                      telephones
                                                    Global positioning
                                                      systems
                                                    Automatic flight
                                                      control systems
                                                    Navigation systems
                                                    Identification systems
                                                    Integrated systems
                                                    Vehicle management
                                                      systems
                                                    Cockpit display systems
                     ------------------------------------------------------------------------------------------------------
                     Automatic test systems       Computer-controlled        U.S. Government and         GDE Systems
                                                    automatic test systems     international logistics   Honeywell
                                                  Functional testers and       centers                   Litton
                                                    ancillaries              Military aviation           Lockheed Martin
                                                  Portable test and                                      Northrop Grumman
                                                    diagnostic systems
                                                  Advanced battery
                                                    analyzer/charger
                     ------------------------------------------------------------------------------------------------------
                     Inertial sensor              Inertial sensor systems    Military and                Astronautics-
                                                    for guidance,              commercial vehicles         Kearfott
                                                    stabilization,           Commercial spacecraft       Ball
                                                    navigation                 and launch vehicles       BEI
                                                    and control              Energy utility boring       GEC
                                                  Gyroscopes,                Transportation              Honeywell
                                                    accelerometers,          Missiles                    Litton
                                                    inertial measurement     Munitions                   Rockwell/Collins
                                                    units and thermal
                                                    switches
                     ------------------------------------------------------------------------------------------------------
                     Radar systems                Aircraft precision         Global and U.S. airspace    Hughes
                                                    landing                    agencies                  Motorola
                                                  Ground surveillance        Military aviation           Raytheon
                                                  Target detection devices   Military missiles           Rockwell
                                                                                                         Thomson-CSF
---------------------------------------------------------------------------------------------------------------------------
Aerospace            Management and technical     Maintenance/operation of   U.S. and foreign            Computer Sciences
Marketing,           services                       space systems and          government space and      Dyncorp
Sales & Service(1)                                  facilities                 communications services   Lockheed Martin
                                                  Systems engineering,       Commercial space ground     Raytheon
                                                    integration and            segment systems and       SAIC
                                                    information technology     services
                                                    services
                     ------------------------------------------------------------------------------------------------------
                     Aircraft hardware            Consumable hardware,       Commercial and military     Wesco Aircraft
                     distribution                   including fasteners,       aviation and space        Tristar Aerospace
                                                    bearings, bolts and        programs                  M&M Aerospace
                                                    o-rings                                              Aviall
                                                  Adhesives, sealants,                                   W.S. Wilson
                                                    lubricants, cleaners                                 Jamaica Bearings
                                                    and paints
                                                  Value-added services,
                                                    repair and overhaul
                                                    kitting and
                                                    point-of-use
                                                    replenishment
---------------------------------------------------------------------------------------------------------------------------

(1) Aerospace-related businesses have organized their marketing, sales, service, technical support, repair and overhaul and distribution capabilities into this business unit.

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES              MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES        KEY COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------

SPECIALTY CHEMICALS & ELECTRONIC SOLUTIONS
Specialty Chemicals  Fluorocarbons                Genetron'r' refrigerants,  Refrigeration               Atochem
                                                    aerosol and              Air conditioning            DuPont
                                                    insulation foam blowing  Polyurethane foam           ICI
                                                    agents                   Precision cleaning
                                                  Genesolv'r' solvents       Optical
                                                  Oxyfume sterilant gases    Metalworking
                                                                             Hospitals
                                                                             Medical equipment
                                                                               manufacturers
                     ------------------------------------------------------------------------------------------------------
                     Hydrofluoric acid (HF)       Anhydrous and aqueous      Fluorocarbons               Ashland
                                                    hydrofluoric acid        Steel                       Atochem
                                                                             Oil refining                DuPont
                                                                             Chemical intermediates      Hashimoto
                                                                                                         Merck
                                                                                                         Norfluor
                                                                                                         Quimaco Fluor
                     ------------------------------------------------------------------------------------------------------
                     Fluorine specialties         Sulfur hexafluoride (SF6)  Electric utilities          Air Products
                                                  Iodine pentafluoride       Magnesium                   Asahi Glass
                                                    (IF5)                    Gear manufacturers          Atochem
                                                  Antimony pentafluoride                                 Ausimont
                                                    (SbF5)                                               Kanto Denko Kogyo
                                                                                                         Solvay Fluor
                     ------------------------------------------------------------------------------------------------------
                     Nuclear services             UF6 conversion services    Nuclear fuel                British Nuclear
                                                                             Electric utilities            Fuels
                                                                                                         Cameco (Canada)
                                                                                                         Cogema (France)
                                                                                                         Tennex (Russia)
                     ------------------------------------------------------------------------------------------------------
                     Pharmaceutical and           Active pharmaceutical      Agrichemicals               Cambrex
                     agricultural chemicals         ingredients              Pharmaceuticals             DSM
                                                  Oxime-based fine                                       Lonza
                                                    chemicals                                            Zeneca
                                                  Fluoroaromatics
                                                  Bromoaromatics
                     ------------------------------------------------------------------------------------------------------
                     High purity chemicals        Ultra high purity HF       Semiconductors              LaPorte
                                                  Solvents                                               Merck
                                                  Inorganic acids                                        Olin
                                                  High purity solvents
                     ------------------------------------------------------------------------------------------------------
                     Industrial specialties       Hydrofluoric acid (HF)     Diverse by product type     Varies by product
                      Imaging                     HF derivatives                                           line
                      Luminescence and            Fluoroaromatics
                       plastic additives          Photodyes
                      Chemical processing         Phosphors
                      Materials and               Catalysts
                       surface treatment          Oxime silanes
                      Sealants
                     ------------------------------------------------------------------------------------------------------
                     Specialty waxes              Polyethylene waxes         Coatings                    BASF
                                                  Petroleum waxes and        Inks                        Clariant
                                                    blends                   Candles                     Eastman
                                                                             Tire/Rubber                 Exxon
                                                                             Personal care               IGI
                                                                             Packaging                   Leuna
                                                                                                         Schumann-Sasol
                     ------------------------------------------------------------------------------------------------------
                     Specialty additives          Polyethylene waxes         PVC                         Eastman
                                                  Petroleum waxes and        Plastics                    Geon
                                                    blends                                               Henkel
                                                  PVC lubricant systems
                                                  Plastic additives
                     ------------------------------------------------------------------------------------------------------
                     UOP (joint venture)          Processes                  Petroleum,                  ABB Lummus
                                                  Catalysts                    petrochemical, gas        Criterion
                                                  Molecular sieves             processing and            IFP (France)
                                                  Adsorbents                   chemical industries       Mobil
                                                  Design of process                                      Procatalyse
                                                    plants and equipment                                   (France)
                                                  Customer catalyst                                      Stone & Webster
                                                    manufacturing                                        Zeochem
---------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES              MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES        KEY COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------

Electronic Materials Multilayer circuitry         Laminates                  Military                    ADI/Isola
                     materials                    Prepregs                   Telecommunications          Nanya
                                                  Copper foil                Automotive                  Nelco
                                                                             Computers                   Polyclad
                                                                             Consumer electronics
                     ------------------------------------------------------------------------------------------------------
                     Copper-clad rigid            Laminates                  Military                    ADI/Isola
                     laminates for circuitry                                 Telecommunications          General Electric
                                                                             Automotive                  Nanya
                                                                             Computers                   Nelco
                                                                             Consumer electronics        Polyclad
                     ------------------------------------------------------------------------------------------------------
                     Advanced                     Spin-on dielectrics        Semiconductors              Dow Corning
                     microelectronic                for semiconductor        Microelectronics            Applied Materials
                     materials                      manufacturing                                        Tokyo-Ohka
                     ------------------------------------------------------------------------------------------------------
                     Equipment for semiconductor  Electron beam              Semiconductor and           Fusion Systems
                     and                            curing equipment           thin film head            Asyst
                     related electronics          Mini clean room              manufacturing
                     manufacturing                  environments             Seimconductor and
                                                                               related electronics
                                                                               manufacturing
                     ------------------------------------------------------------------------------------------------------
                     Engineering design services  Printed circuit board      Semiconductor               N/A
                                                  MultiChip fabricators        manufacturing
                     ------------------------------------------------------------------------------------------------------
                     Amorphous metals             Amorphous metal ribbons    Electrical distribution     Allegheny-Ludlum
                                                    and components             transformers                Steel
                                                                             High frequency electronics  Armco Steel
                                                                             Metal joining               Kawasaki Steel
                                                                             Theft deterrent systems     Nippon Steel
---------------------------------------------------------------------------------------------------------------------------

TURBINE TECHNOLOGIES
Engines              Turbine propulsion           TFE731 turbofan            Business, regional          Pratt & Whitney
                     engines                      TPE331 turboprop             and military trainer        Canada
                                                  TFE1042 turbofan             aircraft                  Rolls-Royce/
                                                  F124 turbofan              Commercial and military       Allison Engine
                                                  LF502 turbofan               helicopters                 Company
                                                  LF507 turbofan             Military vehicles           Turbomeca
                                                  CFE738 turbofan            Commercial and military
                                                  T53, T55 turboshaft          marine craft
                                                  LT101 turboshaft
                                                  T800 turboshaft
                                                  TF40 turboshaft
                                                  AGT1500 turboshaft
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Auxiliary power units        Airborne auxiliary         Commercial and              Pratt & Whitney
                     (APUs)                         power units                military aircraft           Canada
                                                  Jet fuel starters          Ground power                Sundstrand Power
                                                  Secondary power                                          Systems
                                                    systems
                                                  Ground power units
                                                  Repair, overhaul and
                                                    spare parts
                     ------------------------------------------------------------------------------------------------------
                     Industrial power             ASE 8 turboshaft           Ground based                Solar
                                                  ASE 40/50                    utilities, industrial     Rolls-Royce/
                                                    turboshaft                 or mechanical               Allison Engine
                                                  ASE 120 turboshaft           drives                      Company
                                                                                                         European Gas
                                                                                                           Turbines
---------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES              MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES        KEY COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------

Turbocharging        Charge-air systems           Turbochargers              Passenger car, truck        Aisin Seiki
Systems              Thermal systems              Charge-air coolers           and off-highway           Behr/McCord
                                                  Aluminum radiators           original equipment        GE/Elliott
                                                  Aluminum cooling             manufacturers (OEMs)      General Motors
                                                    modules                  Engine manufacturers        Hitachi
                                                  Superchargers              Aftermarket distributors    Holset
                                                  Remanufactured components    and dealers               IHI
                                                                                                         KKK
                                                                                                         Mitsubishi/MHI
                                                                                                         Modine
                                                                                                         Schwitzer
                                                                                                         Valeo
                                                                                                         Williams
                                                                                                           International
                     ------------------------------------------------------------------------------------------------------
                     Power generation             Turbogenerators            Users of electricity        Capstone Turbine
                                                                                                         Electric Utilities
---------------------------------------------------------------------------------------------------------------------------

PERFORMANCE POLYMERS
Polymers             Carpet fibers                Nylon filament and         Commercial, residential     BASF
                                                    staple yarns               and specialty carpet      DuPont
                                                  Bulk continuous              markets                   Solutia
                                                    filament                                             Rhodia
                                                  Nylon polymer
                     ------------------------------------------------------------------------------------------------------
                     Performance fibers           Industrial nylon and       Passenger car and truck     Akra
                                                    polyester yarns            tires                     Akzo
                                                  Extended-chain             Passenger car and light     BASF
                                                    polyethylene composites    truck seatbelts and       DSM
                                                  Fine denier nylon yarns      airbags                   DuPont
                                                                             Broad woven fabrics         Hoechst/Celanese
                                                                             Ropes and mechanical        Hyosung
                                                                               rubber goods              Kolon
                                                                             Luggage                     Nylstar
                                                                             Sports gear                 Rhodia
                                                                             Bullet resistant vests,
                                                                               helmets and heavy armor
                                                                             Cut-resistant industrial
                                                                               gloves
                                                                             Sailcloth
                     ------------------------------------------------------------------------------------------------------
                     Engineering plastics         Thermoplastic nylon        Food and pharmaceutical     BASF
                                                  Thermoplastic alloys and     packaging                 Bayer
                                                    blends                   Housings (e.g., electric    DuPont
                                                  Post-consumer recycled       hand tools, chain saws)   Hoechst/Celanese
                                                    PET resins               Automotive components       Monsanto
                                                  Recycled nylon resins      Office furniture
                                                                             Electrical and electronics
                     ------------------------------------------------------------------------------------------------------
                     Specialty films              Cast nylon                 Food                        DuPont of Canada
                                                  Biaxially oriented nylon   Pharmaceuticals             Kolon
                                                    film                     Packaging and industrial    Rexam Custom
                                                  Fluoropolymer film           applications              Toyobo
                     ------------------------------------------------------------------------------------------------------
                     Chemical intermediates       Caprolactam                Nylon for fibers,           BASF
                                                  Ammonium sulfate             engineered resins and     DSM
                                                  Hydroxylamine                film                      DuPont
                                                  Cyclohexanol               Fertilizer ingredients      Enichem
                                                  Cyclohexanone              Specialty chemicals         Solutia
                                                  Adipic acid                Vitamins                    Rhodia
                                                                                                         Ube
---------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES              MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES        KEY COMPETITORS
-------------------- ---------------------------  -------------------------  --------------------------  ------------------

TRANSPORTATION PRODUCTS
Consumer Products    Aftermarket                  Oil, air, fuel,            Automotive and heavy        AC Delco/Delphi/GM
Group                filters, electronic            transmission and           vehicle aftermarket       ArmorAll/STP/Clorox
                     components and car care        coolant filters            channels and original     Autoglym
                     products                     PCV valves                   equipment service         Baldwin
                                                  Spark plugs                  (OES)                     Bosch
                                                  Wire and cable             Mass merchandisers          Champion Labs
                                                  Antifreeze/coolant                                     Champion/Cooper Ind.
                                                  Ice-fighter products                                   Cummings Diesel
                                                  Windshield washer fluids                               Donaldson
                                                  Waxes, washes and                                      Gold Eagle
                                                    specialty cleaners                                   Gonher
                                                                                                         Havoline/Texaco
                                                                                                         Labinal
                                                                                                         Mac Quair
                                                                                                         Mann & Hummel
                                                                                                         NGK
                                                                                                         Peak
                                                                                                         Pennzoil/Quaker State
                                                                                                         Purolator/Arvin Ind
                                                                                                         Pyroil/Valvoline
                                                                                                         Turtle Wax
                                                                                                         Various Prival Label
                                                                                                         Wix/Dana
                                                                                                         Zerex/Valvoline

---------------------------------------------------------------------------------------------------------------------------
Friction Materials   Friction materials           Disc brake pads            Automotive and heavy        Akebono
                     Aftermarket brake hard       Drum brake linings           vehicle OEMs, OES, brake  BBA Group
                     parts                        Brake blocks                 manufacturers and         Dana
                                                  Disc and drum brake          aftermarket channels      Delphi
                                                    components               Mass merchandisers          Federal-Mogul
                                                  Brake hydraulic            Installers                  ITT/Galfer
                                                    components               Railway and commercial/     JBI
                                                  Brake fluid                  military aircraft OEMs    Nisshinbo
                                                  Aircraft brake linings       and brake manufacturers   Pagid
                                                  Railway linings                                        Sumitomo
---------------------------------------------------------------------------------------------------------------------------
Truck Brake          Air brake systems            Anti-lock brake systems    On-highway medium and       Eaton
Systems                                             (ABS)                      heavy truck,              Midland-Haldex
(joint venture)                                   Air disc brakes              bus and trailer OEMs      Meritor
                                                  Air compressors            Off-highway equipment       WABCO
                                                  Air valves                   OEMs
                                                  Air dryers                 Aftermarket distributors
                                                  Actuators                    and dealers/OES
                                                  Truck electronics
                                                  Competitive
                                                    remanufactured
                                                    products
---------------------------------------------------------------------------------------------------------------------------

RECENT DEVELOPMENTS

     Activity in Aerospace Systems included the acquisition, in January 1998, of substantially all the assets of Banner Aerospace, distributors of FAA-certified aircraft hardware, for common stock valued at approximately $350 million. The acquired operations have annual sales of about $250 million, principally to commercial air transport and general aviation customers. In June 1998, the Company acquired a controlling interest in the Normalair-Garrett Ltd environmental controls joint venture. The acquired operations have annual sales of approximately $240 million. Several smaller acquisitions were also completed. In the first quarter of 1998, the Company sold its underwater detection systems business to L-3 Communications Corporation for approximately $70 million in cash and, in September 1998, the Company sold its communications systems business to Raytheon Company for approximately $60 million in cash. The divested businesses had annual sales of about $190 million. Aerospace Systems also strengthened its leadership in flight safety products by winning several major contracts for its new FAA-approved Enhanced Ground Proximity Warning System which gives pilots advance warning time of a collision with terrain.

     In June 1998, the Company acquired Pharmaceutical Fine Chemicals S.A. (PFC) of Lugano, Switzerland, for approximately $390 million, including assumed liabilities, as part of the Specialty Chemicals & Electronic Solutions segment. PFC manufactures and distributes active and intermediate
                                       9
pharmaceutical chemicals and had sales of about $110 million in 1997. Several other smaller acquisitions were also completed during the year. In April 1998, the European laminates business of Electronic Materials was sold.

   Turbine Technologies began development of the AS900, its first new turbofan engine platform in more than 20 years, for the rapidly growing general and regional aviation market. It is scheduled for FAA certification in the first quarter of 2001. Turbocharging Systems is entering the small-scale power generation business to serve a growing demand for low cost, highly reliable and efficient independent power units. International distribution alliances for the power systems were formed in 1998. Initial product shipments are scheduled for mid-1999.

     Performance Polymers formed a joint venture with DSM Chemicals North America to construct and operate an $80 million recycling facility to convert nylon carpet into caprolactam, the raw material used in carpeting and automobile parts. Performance Polymers exited its European carpet fibers business and a portion of the North American textile business in 1998. Performance Polymers also sold its phenol facility to Sun Company, Inc. in 1998, and as part of the sale the Company retained a phenol supply arrangement for its nylon business.

     In Transportation Products, Truck Brake Systems and its partner, Knorr-Bremse AG, established a joint venture company with Robert Bosch GmbH (Bosch) combining their European commercial heavy-duty brake systems businesses. Bosch contributed its commercial vehicle brake product division to the European joint venture, in exchange for a 20% interest in the joint venture. The Company will also have a 20% ownership interest in the European joint venture. Knorr-Bremse, AlliedSignal's joint venture partner since 1993, will have the remaining 60% interest.

     In June 1998, the Company sold its interest in its automotive catalyst business to a unit of General Motors Corporation for approximately $50 million in cash. This business had annual sales of about $250 million.

     In 1998, the Company was unsuccessful in its $10 billion unsolicited offer for AMP Incorporated (AMP), a manufacturer of electrical connection devices. In connection with this transaction, the Company acquired approximately a 9% interest in AMP for $890 million. The fair market value of the investment at December 31, 1998 was $1,041 million.

     In January 1999, the Company announced that it will commence realignment of its aerospace businesses in the first quarter to strengthen their market and customer focus, simplify the business structure and reduce costs.

U.S. GOVERNMENT SALES

     Sales to the U.S. Government (primarily aerospace-related), acting through its various departments and agencies and through prime contractors, amounted to $1,891 million for 1998 and $1,851 million for 1997, which includes sales to the U.S. Department of Defense (DoD) of $1,366 million in 1998 and $1,338 million in 1997. Approximately 58% and 59% of sales to the U.S. Government in 1998 and 1997, respectively, were made under fixed-price contracts in which the Company agrees to perform a contract for a fixed price, retaining any benefits of cost savings and absorbing any cost overruns. The Company is affected by U.S. Government budget restraints for defense and space programs. After years of decline, U.S. defense spending increased slightly in 1998 and is expected to increase over the next several years.

     In addition to normal business risks, companies engaged in supplying military and other equipment to the U.S. Government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies that may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, necessity for constant design improvements, intense competition for U.S. Government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of U.S. Government contracts, particularly development contracts, and generally result in adjustments of contract prices.

     The Company, like other government contractors, is subject to government investigations of business practices and compliance with government procurement regulations. Although such regulations provide that a contractor may be suspended or debarred from government contracts under certain circumstances, and the outcome of pending government investigations cannot be predicted with certainty, management is not currently aware of any such investigations that it expects, individually or in the aggregate, will have a material adverse effect on the Company. In addition, the Company has a proactive business compliance program designed to ensure compliance and sound business practices.

BACKLOG

     Orders for certain aerospace-related products sold to general and commercial aviation customers mainly consist of relatively short-term and frequently renewed commitments. Government procurement agencies generally issue contracts covering relatively long periods of time. Total backlog (principally for aerospace-related products and services) for both government and commercial contracts was $5,012 million at December 31, 1998 and $5,087 million at December 31, 1997 of which U.S. and foreign government orders were $1,511 million and $1,908 million for the respective years. The Company anticipates that approximately $3,553 million of the total 1998 backlog will be filled during 1999.

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

SEGMENT FINANCIAL DATA

     Note 23 (Segment Financial Data) of Notes to Financial Statements in the Company's 1998 Annual Report to shareowners is incorporated herein by reference.

DOMESTIC AND FOREIGN FINANCIAL DATA

     Note 24 (Geographic Areas -- Financial Data) of Notes to Financial Statements in the Company's 1998 Annual Report to shareowners is incorporated herein by reference.

COMPETITION

     The Company encounters substantial competition, in each of its product areas, from businesses producing the same or similar products and businesses producing different products designed for the same uses. Such competition is expected to continue in all geographic markets. Depending on the particular market involved, the Company's businesses compete on a variety of factors, such as price, quality, delivery, customer service, performance, product innovation and product recognition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability. While the Company's competitive position varies among its products, the Company believes it is a significant factor in each of its major product classes.

     Certain products and services of the Company are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. Other products compete with independent suppliers or with the captive component divisions of the vehicle manufacturers. Still other businesses are aligned around markets, customers and common technologies. Brand identity, service to customers and quality are important competitive factors in the market and there is considerable price competition.

INTERNATIONAL OPERATIONS

     The Company is engaged in manufacturing, sales and/or research and development mainly in the U.S., Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to the Company's operations. U.S. exports comprised 17% of total Company net sales in both 1998 and 1997. Foreign manufactured products and services, mainly in Europe, were 21% and 22% of total Company net sales in 1998 and 1997, respectively.

     The Company's international operations, including U.S. exports, are potentially subject to a number of unique risks and limitations, including: fluctuations in currency value; exchange control regulations; wage and price controls; employment regulations; foreign investment laws; import and trade restrictions, including embargoes; and governmental instability.

     Approximately 25% of total sales of aerospace-related products and services were exports of U.S. manufactured products and systems, performance of services such as aircraft repair and overhaul, and licensing activities. Exports were principally made to Europe, Asia and Canada. The principal manufacturing facilities outside of the U.S. are in Europe and Canada. Foreign manufactured products comprised 11% of total sales of aerospace-related products and services.

     Exports of U.S. manufactured automotive products comprised 5% of total sales of automotive products. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia, Latin America and Canada. Foreign manufactured products accounted for 47% of total sales of automotive products.

     Approximately 13% of total sales of chemicals, fibers, plastics and advanced materials were exports of U.S. manufactured products. Exports were principally made to Asia, Europe, Latin America and Canada. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada. Foreign manufactured products comprised 19% of total sales of chemicals, fibers, plastics and advanced materials.

RAW MATERIALS

     The principal raw materials used to produce the Company's products include: aerospace products -- carbon fiber; electronic, optical and mechanical component parts and assemblies; electronic and electromechanical devices and metallic products; automotive products -- castings, forgings, steel and bar stock, copper, aluminum, platinum and titanium and chemicals, fibers, plastics and advanced materials -- cumene, natural gas, sulfur, terephthalic acid, ethylene and ethylene glycol, fluorspar, HF, carbon tetrachloride, chloroform, nylon resins, fiberglass, copper foil, platinum, rhodium, polyester chips, lubricating oil by-products and butylrubber. The Company is producing virtually all of its HF and nylon resin requirements. The principal raw materials used in the Company's operations are generally readily available. Major requirements for key raw materials and fuels are typically purchased pursuant to multi-year contracts. The Company is not dependent on any one supplier for a material amount of its raw material or fuel requirements. However, the Company is highly dependent on its suppliers and subcontractors in order to meet commitments to its customers. In addition, many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. The Company maintains a qualification and performance surveillance process to control risk associated with such reliance on third parties. The Company believes that sources of supply for raw materials and components are generally adequate, although, temporary shortages may occur from time to time.

PATENTS AND TRADEMARKS

     The Company owns approximately 9,000 patents or patent applications and is licensed under other patents covering certain of its products and processes. It believes that, in the aggregate, the rights under such patents and licenses are generally important to its operations, but does not consider that any patent or patent license agreement or group of them related to a specific process or product is of material importance in relation to the Company's total business.

      The Company also has registered trademarks for a number of its products. Some of the more significant trademarks include: AiResearch, Anso, Autolite, Bendix, Bendix/King, Capron, Fram, Garrett, Genetron, Holts, Prestone and Redex.

RESEARCH AND DEVELOPMENT

     The Company's research activities are directed toward the discovery and development of new products and processes, improvements in existing products and processes, and the development of new uses of existing products.

     Research and development expense totaled $394, $349 and $345 million in 1998, 1997 and 1996, respectively. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $418, $527 and $536 million in 1998, 1997 and 1996, respectively.

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

     The Company is and has been engaged in the handling, manufacture, use or disposal of many substances classified as hazardous or toxic by one or more regulatory agencies. The Company believes that, as a general matter, its handling, manufacture, use and disposal of such substances are in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use or disposal of such substances.

     Among other environmental requirements, the Company is subject to the federal superfund law, and similar state laws, under which the Company has been designated as a potentially responsible party that may be liable for cleanup costs associated with various hazardous waste sites, some of which are on the U.S. Environmental Protection Agency's superfund priority list. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, the Company has not had to bear significantly more than its proportional share in multi-party situations taken as a whole.

     Capital expenditures for environmental control facilities at existing operations were $52 million in 1998. The Company estimates that during each of the years 1999 and 2000 such capital expenditures will be in the $60 to $65 million range. In addition to capital expenditures, the Company has incurred and will continue to incur operating costs in connection with such facilities.

     Reference is made to Management's Discussion and Analysis at page 22 of the Company's 1998 Annual Report to shareowners, incorporated herein by reference, for further information regarding environmental matters.

EMPLOYEES

     The Company had an aggregate of 70,400 employees at December 31, 1998. Approximately 49,900 were located in the United States, and, of these employees, about 23% were unionized employees represented by various local or national unions.

ITEM 2.   PROPERTIES

     The Company has approximately 340 locations consisting of plants, research laboratories, sales offices and other facilities. The plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. The properties are generally maintained in good operating condition. Utilization of these plants may vary with government spending and other business conditions; however, no major operating facility is significantly idle. The facilities, together with planned expansions, are expected to meet the Company's needs for the foreseeable future. The Company owns or leases warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. It also leases space for administrative and sales staffs. The Company's headquarters and administrative complex is located at Morris Township, New Jersey.

     The principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                  AEROSPACE SYSTEMS

Anniston, AL                Olathe, KS (leased)           Mississauga, Ontario
Tempe, AZ                   Columbia, MD                    Canada
Torrance, CA (partially     Teterboro, NJ                 Yeovil, Somerset
  leased)                   Rocky Mount, NC                 United Kingdom
Tucson, AZ                  Urbana, OH
South Bend, IN              Redmond, WA



                   SPECIALTY CHEMICALS & ELECTRONIC SOLUTIONS

Baton Rouge, LA             Orange, TX                    Seelze, Germany
Geismar, LA

                              TURBINE TECHNOLOGIES

Phoenix, AZ (4 plants,      Torrance, CA                  Singapore
  1 owned, 3 partially      Thaon-Les-Vosges, France      Skelmersdale,
  leased)                   Raunheim, Germany               United Kingdom

                              PERFORMANCE POLYMERS

Moncure, NC                 Chesterfield, VA              Longlaville, France
Pottsville, PA              Churchill, VA                 Rudolstadt, Germany
Columbia, SC                Hopewell, VA
Sparta, TN

                            TRANSPORTATION PRODUCTS

Huntington, IN              Greenville, OH                Glinde, Germany
Fostoria, OH

ITEM 3.   LEGAL PROCEEDINGS

     The first four paragraphs of Note 20 (Commitments and Contingencies) of Notes to Financial Statements at page 39 of the Company's 1998 Annual Report to shareowners are incorporated herein by reference.

     The Indiana Department of Environmental Management issued a Notice of Violation (NOV) to the Company on August 18, 1997 alleging, principally, that the Company had failed to obtain certain air emissions permits required for the construction and operation of various equipment at its South Bend, Indiana plant. The Company could be subject to monetary sanctions which may exceed $100,000. Management does not believe that any such monetary sanctions, if imposed, will have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------
Lawrence A. Bossidy (a), 63      Chairman of the Board since January 1992. Chief Executive Officer of the
              1991                 Company since July 1991.

Frederic M. Poses (a), 56        President and Chief Operating Officer since June 1998. Vice Chairman from
              1988                 October 1997 to May 1998. Executive Vice President and President,
                                   AlliedSignal Engineered Materials from April 1988 to September 1997.

Larry E. Kittelberger, 50        Senior Vice President and Chief Information Officer since February 1999.
              1996                 Vice President and Chief Information Officer from August 1995 to January 1999. Corporate Chairman -- Information Officer
                                   Leadership Committee of Tenneco Inc. (diversified industrial concern)
                                   from June 1989 to July 1995.

Peter M. Kreindler, 53           Senior Vice President, General Counsel and Secretary since December 1994.
              1992                 Senior Vice President and General Counsel from March 1992 to November
                                   1994.

Donald J. Redlinger, 54          Senior Vice President -- Human Resources and Communications since February
              1991                 1995. Senior Vice President -- Human Resources from January 1991 to
                                   January 1995.

Richard F. Wallman, 47           Senior Vice President and Chief Financial Officer since March 1995. Vice
              1995                 President and Controller of International Business Machines Corp. (IBM)
                                   from April 1994 to February 1995. General Assistant Controller of IBM from
                                   October 1993 to March 1994.

William J. Amelio, 41            President -- Turbocharging Systems since April 1997. Vice President,
              1998                 Re-Engineering and Information Systems of IBM Personal Computer Company from
                                   1996 to 1997. Vice President, Operations, IBM Personal Computer
                                   Company from 1994 to 1995.

David E. Berges, 49              President -- Consumer Products Group since January 1998. President,
              1998                 Bendix/Jurid unit of Friction Materials from November 1997 to December 1997.
                                   Vice President and General Manager, Engine Systems and Accessories unit of
                                   Aerospace Equipment Systems from July 1994 to October 1997.

Mark H. Breedlove, 42            President -- Friction Materials since October 1998. President,
              1998                 Bendix/Jurid unit of Friction Materials from February 1998 to September
                                   1998. President, Asia Operations, Automotive from June 1996 to January
                                   1998. President, Braking Systems -- Asia, from July 1995 to May 1996. Vice
                                   President, Product Management, Braking Systems -- Americas from August
                                   1994 to June 1995. Vice President, Finance, Braking Systems North America
                                   from June 1993 to July 1994.

Gary A. Cappeline, 49            President -- Specialty Chemicals since December 1998. Group Vice President,
              1998                 Pigments and Additives, Engelhard Corporation (chemical manufacturer) from
                                   January 1997 to November 1998; Group Vice President, Specialty Chemicals of
                                   Ashland Chemical from January 1993 to December 1996.

------------
(a) Also a director.

                                                   (list continued on next page)

(list continued from previous page)

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                                     BUSINESS EXPERIENCE
-------------------------------  ----------------------------------------------------------------------------

Karen K. Clegg, 50               President -- Federal Manufacturing & Technologies (FM&T) since May 1995.
              1998                 Vice President of FM&T from February 1995 to April 1995. Vice President,
                                   Field Services and New Markets, AlliedSignal Technical Services
                                   Corporation from January 1994 to January 1995.

Robert D. Johnson, 51            President -- Aerospace Marketing, Sales and Service since January 1999.
              1998                 President -- Electronic & Avionics Systems from October 1997 to December
                                   1998. Vice President and General Manager, Aerospace Services from 1994 to
                                   1997. Group Vice President, Manufacturing and Services of AAR
                                   Corp. from 1993 to 1994.

Steven R. Loranger, 47           President -- Engines since July 1997. President -- Truck Brake Systems from
              1998                 February 1995 to June 1997. Vice President, Air Transport unit of Engines from May 1993 to January 1995.

Jeffrey I. Sinclair, 49          President -- Truck Brake Systems since October 1997. Vice President, Global
              1998                 Sales and Marketing, Friction Materials from September 1996 to September
                                   1997. Principal of A.T. Kearney (management consulting company) from
                                   September 1995 to August 1996. President of St. James Group (marketing consulting company) from March 1991 to August 1995.

David N. Weidman, 43             President -- Polymers since March 1998. President -- Fluorine Products unit
              1998                 of Specialty Chemicals from May 1995 to February 1998. Vice President and
                                   General Manager, Performance Additives unit of Specialty Chemicals from May
                                   1994 to April 1995. Vice President and General Manager of American Cyanamid's
                                   Fibers business from 1990 to 1994.

Geoffrey Wild, 42                President -- Electronic Materials since February 1997. President of
              1998                 Electronic Materials of Johnson Matthey plc from August 1992 to January 1997.


                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market and dividend information for the Registrant's common stock is contained in Note 25 (Unaudited Quarterly Financial Information) of Notes to Financial Statements at page 42 of the Company's 1998 Annual Report to shareowners, and such information is incorporated herein by reference.

     The number of record holders of the Registrant's common stock is contained in the statement 'Selected Financial Data' at page 18 of the Company's 1998 Annual Report to shareowners, and such information is incorporated herein by reference.
ITEM 6.   SELECTED FINANCIAL DATA

     The information included under the captions 'For the Year' and 'At Year-End' in the statement 'Selected Financial Data' at page 18 of the Company's 1998 Annual Report to shareowners is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     'Management's Discussion and Analysis' on pages 19 through 27 of the Company's 1998 Annual Report to shareowners is incorporated herein by reference.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information relating to market risk is included under the caption 'Financial Instruments' in 'Management's Discussion and Analysis' on pages 22 and 23 of the Company's 1998 Annual Report to shareowners, and such information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 1, 1999 appearing on pages 27 through 42 of the Company's 1998 Annual Report to shareowners, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7 and 7A, the 1998 Annual Report to shareowners is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   Not Applicable

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Registrant, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1998, and such information is incorporated herein by reference. Certain other information relating to Executive Officers of the Registrant appears at pages 15 and 16 of this Form 10-K Annual Report.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                   Not Applicable

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      PAGE IN
                                                                                                  ANNUAL REPORT TO
                                                                                                    SHAREOWNERS
                                                                                                  ----------------

(a)(1.) Index to Consolidated Financial Statements:
          Incorporated by reference to the 1998 Annual Report to shareowners:
          Report of Independent Accountants....................................................          27
          Consolidated Statement of Income for the years ended December 31, 1998, 1997 and
           1996................................................................................          28
          Consolidated Balance Sheet at December 31, 1998 and 1997.............................          29
          Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and
           1996................................................................................          30
          Consolidated Statement of Shareowners' Equity for the years ended December 31, 1998,
           1997 and 1996.......................................................................          31
          Notes to Financial Statements........................................................          32

(a)(2.) Consolidated Financial Statement Schedules

     The two financial statement schedules applicable to the Company have been omitted because of the absence of the conditions under which they are required.

(a)(3.) Exhibits

     See the Exhibit Index to this Form 10-K Annual Report. The following exhibits listed on the Exhibit Index are filed with this Form 10-K Annual
Report:

EXHIBIT NO.                                          DESCRIPTION
-----------   -----------------------------------------------------------------------------------------
   13         Pages 18 through 42 (except for the data included under the captions 'Financial
                Statistics' on page 18) of the Company's 1998 Annual Report to shareowners
   21         Subsidiaries of the Registrant
   23         Consent of Independent Accountants
   24         Powers of Attorney
   27         Financial Data Schedule

(b) Reports on Form 8-K

     During the three months ended December 31, 1998, a report on Form 8-K was filed on October 21, 1998 disclosing certain earnings data, updated Year 2000 information and certain new credit facilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AlliedSignal Inc.

March 4, 1999                              By:  /s/ RICHARD J. DIEMER, JR.
                                              ---------------------------------
                                                    Richard J. Diemer, Jr.
                                                 Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                         NAME                                                    NAME
                         ----                                                   -----

                          *                                                      *
------------------------------------------------------       ------------------------------------------------------
                 Lawrence A. Bossidy                                       Russell E. Palmer
       Chairman of the Board and Chief Executive                               Director
                  Officer and Director

                          *                                                      *
------------------------------------------------------       ------------------------------------------------------
                  Frederic M. Poses                                      Ivan G. Seidenberg
                       Director                                                Director

                          *                                                      *
------------------------------------------------------       ------------------------------------------------------
                    Hans W. Becherer                                       Andrew C. Sigler
                        Director                                               Director

                                                                                 *
------------------------------------------------------       ------------------------------------------------------
                   Marshall N. Carter                                     John R. Stafford
                        Director                                               Director
       (Joined Board of Directors March 1, 1999)

                          *                                                      *
------------------------------------------------------       ------------------------------------------------------
                       Ann M. Fudge                                     Thomas P. Stafford
                         Director                                              Director

                          *                                                      *
------------------------------------------------------       ------------------------------------------------------
                      Paul X. Kelley                                     Robert C. Winters
                         Director                                              Director

                          *                                                      *
------------------------------------------------------       ------------------------------------------------------
                     Robert P. Luciano                                      Henry T. Yang
                         Director                                              Director

                          *                                         /s/ RICHARD J. DIEMER, JR.
------------------------------------------------------       ------------------------------------------------------
                     Robert B. Palmer                                  Richard J. Diemer, Jr.
                         Director                                    Vice President and Controller
                                                                    (Principal Accounting Officer)
                /s/ RICHARD F. WALLMAN
------------------------------------------------------
                   Richard F. Wallman
               Senior Vice President and
                Chief Financial Officer
             (Principal Financial Officer)


*By:           /s/ RICHARD F. WALLMAN
     -------------------------------------------------
               (Richard F. Wallman
                 Attorney-in-fact)



March 4, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
   2          Omitted (Inapplicable)
   3(i)       Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                3(i) to the Company's Form 10-Q for the quarter ended March 31, 1997)
   3(ii)      By-laws of the Company, as amended (incorporated by reference to Exhibit 3(ii) to the
                Company's Form 10-Q for the quarter ended March 31, 1996)
   4          The Company is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of the
                Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
   9          Omitted (Inapplicable)
  10.1        Master Support Agreement, dated February 26, 1986, as amended and restated January 27, 1987, as further amended July 1, 1987 and as again amended and restated December 7, 1988, by and among the Company, Wheelabrator Technologies Inc., certain subsidiaries of Wheelabrator
                Technologies Inc., The Henley Group, Inc. and Henley Newco Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1988)
  10.2*       Deferred Compensation Plan for Non-Employee Directors of AlliedSignal Inc., as amended
                (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended
                December 31, 1996)
  10.3*       Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit C to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.4*       1985 Stock Plan for Employees of Allied-Signal Inc. and its Subsidiaries, as amended
                (incorporated by reference to Exhibit 19.3 to the Company's Form 10-Q for the quarter ended
                September 30, 1991)
  10.5*       AlliedSignal Inc. Incentive Compensation Plan for Executive Employees, as amended
                (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated March 10,
                1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
  10.6*       Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of AlliedSignal Inc.
                and its Subsidiaries, as amended (incorporated by reference to Exhibit 10.1 to the
                Company's Form 10-Q for the quarter ended March 31, 1995)
  10.7*       AlliedSignal Inc. Severance Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994)
  10.8*       Salary Deferral Plan for Selected Employees of AlliedSignal Inc. and its Affiliates, as
                amended (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1995)
  10.9*       1993 Stock Plan for Employees of AlliedSignal Inc. and its Affiliates (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

EXHIBIT NO.                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------
  10.10*      Amended and restated Agreement, dated May 6, 1994, as amended May 12, 1997 between the
                Company and Lawrence A. Bossidy (incorporated by reference to Exhibit 10.3 to the Company's
                Form 10-Q for the quarter ended June 30, 1994 and to Exhibit 10.15 to the Company's Form
                10-Q for the quarter ended June 30, 1997)
  10.11       Five-Year Credit Agreement dated as of June 30, 1995 as amended by and between AlliedSignal
                Inc., a Delaware corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof (the 'Lenders'), Citibank, N.A., as agent, and ABN Amro Bank N.V. and Morgan Guaranty Trust Company of New York, as co-agents, for the
                Lenders (incorporated by reference to Exhibit 10.1 to the Company's Forms 10-Q for the
                quarters ended June 30, 1995 and June 30, 1996 and to Exhibit 10.13 to the Company's Form
                10-Q for the quarter ended June 30, 1997)
  10.12       364 Day Backstop Credit Agreement dated as of October 9, 1998 by and among AlliedSignal Inc.,
                Bank of America NT&SA, Citibank, N.A., as Agent, Banque Nationale de Paris, Barclays Bank
                PLC, Citibank, N.A., Deutsche Bank AG and Morgan Guaranty Trust Company of New York, as
                Lenders, and Citibank, N.A., as Agent (incorporated by reference to Exhibit 99.1 to the
                Company's Form 8-K filed October 21, 1998)
  10.13*      AlliedSignal Inc. Supplemental Pension Plan, as amended (incorporated by reference to Exhibit
                10.13 to the Company's Form 10-K for the year ended December 31, 1997)
  11          Omitted (Inapplicable)
  12          Omitted (Inapplicable)
  13          Pages 18 through 42 (except for the data included under the captions 'Financial Statistics'
                on page 18) of the Company's 1998 Annual Report to shareowners (filed herewith)
  16          Omitted (Inapplicable)
  18          Omitted (Inapplicable)
  21          Subsidiaries of the Registrant (filed herewith)
  22          Omitted (Inapplicable)
  23          Consent of Independent Accountants (filed herewith)
  24          Powers of Attorney (filed herewith)
  27          Financial Data Schedule (filed herewith)
  28          Omitted (Inapplicable)
  99          Omitted (Inapplicable)

------------

     The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.



                          STATEMENT OF DIFFERENCES
                          ------------------------
 The registered trademark symbol shall be expressed as.................. 'r'