Form 10-Q
period 1999-03-31
ALLIEDSIGNAL INC
filed 1999-05-14
CIK 773840

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              Form 10-Q
                        ________________________

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999
                                           ______________
                                 OR
       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

                    Commission file number 1-8974
                                           ______
                          AlliedSignal Inc.
  _________________________________________________________________________
       (Exact name of registrant as specified in its charter)

                    Delaware                        22-2640650
       _______________________________         _________________________
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                    07962-2497
___________________________________________        ______________
  (Address of principal executive offices)          (Zip Code)

                              (973)455-2000
        _____________________________________________________
         (Registrant's telephone number, including area code)

                              NOT APPLICABLE
        _____________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                           NO
                _______                          _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding at
Class of Common Stock                        April 30, 1999
_______________________                   ____________________
     $1 par value                          552,688,266 shares

                        AlliedSignal Inc.

                              Index
                              ______

Part I. -      Financial Information                      Page No.
                                                          __________

   Item 1.  Condensed Financial Statements:

            Consolidated Balance Sheet -
              March 31, 1999 and December 31, 1998             3

            Consolidated Statement of Income -
                 Three Months Ended March 31, 1999 and 1998    4

            Consolidated Statement of Cash Flows -
                 Three Months Ended March 31, 1999 and 1998    5

            Notes to Financial Statements                      6

            Report on Review by Independent
                 Accountants                                   9

   Item 2.  Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                            10

   Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                   15

Part II.-  Other Information

   Item 4. Submission of Matters to a Vote of
               Security Holders                                16

   Item 6. Exhibits and Reports on Form 8-K                    16


Signatures                                                     17

                        AlliedSignal Inc.
                     Consolidated Balance Sheet
                           (Unaudited)

                                              March 31,   December 31,
                                                1999          1998
                                              __________  _____________
                                               (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                  $   795          $  712
  Accounts and notes receivable                1,817           1,993
  Inventories                                  2,344           2,332
  Other current assets                           561             556
                                              ______           _____
          Total current assets                 5,517           5,593
Investments and long-term receivables          1,509           1,488
Property, plant and equipment                  9,262           9,358
Accumulated depreciation and
  amortization                                (4,969)         (4,961)
Cost in excess of net assets of
  acquired companies - net                     2,975           2,999
Other assets                                   1,086           1,083
                                             _______         _______
  Total assets                               $15,380         $15,560
                                             =======         =======
LIABILITIES
Current Liabilities:
  Accounts payable                           $ 1,328         $ 1,423
  Short-term borrowings                           70              80
  Commercial paper                             1,962           1,773
  Current maturities of long-term debt            88             158
  Accrued liabilities                          1,636           1,751
                                             _______          ______
          Total current liabilities            5,084           5,185
Long-term debt                                 1,457           1,476
Deferred income taxes                            806             795
Postretirement benefit obligations
  other than pensions                          1,722           1,732
Other liabilities                              1,014           1,075

SHAREOWNERS' EQUITY
Capital - common stock issued                    716             716
        - additional paid-in capital           3,109           2,982
Common stock held in treasury, at cost        (3,714)         (3,413)
Accumulated other nonowner changes              (136)            (70)
Retained earnings                              5,322           5,082
                                              ______          _______
          Total shareowners' equity            5,297           5,297
                                              ______          _______

  Total liabilities and shareowners'equity   $15,380         $15,560
                                             =======         =======

Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                  Consolidated Statement of Income
                           (Unaudited)

<CAPTION
                                             Three Months Ended
                                                  March 31,
                                                  __________
                                                1999    1998
                                                ____    ____
                                          (Dollars in millions except
                                                  per share amounts)

Net sales                                   $3,596    $3,646
                                            ______    _______
Cost of goods sold                           2,709     2,809
Selling, general and
  administrative expenses                      381       398
                                            ______    _______
            Total costs and expenses         3,090     3,207
                                            ______    _______

Income from operations                         506       439
Equity in income of affiliated companies        12        34
Other income (expense)                          15        (1)
Interest and other financial charges           (44)      (34)
                                            _______   ________
Income before taxes on income                  489       438

Taxes on income                                154       138
                                            _______   _______
Net income                                  $  335    $  300
                                            =======   ========
Earnings per share of common
  stock - basic                             $  .60    $  .53
                                            =======   ========
Earnings per share of common stock -
  assuming dilution                         $  .59    $  .52
                                            =======   ========
Cash dividends per share of
  common stock                              $  .17    $  .15
                                            ======    ========



Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                          (Unaudited)

                                                          Three Months Ended
                                                             March 31,
                                                             __________
                                                              1999  1998
                                                             ____  ____
                                                       (Dollars in millions)
Cash flows from operating activities:
     Net income                                             $ 335  $ 300
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                          144    153
       Undistributed earnings of equity affiliates             (3)    (5)
       Deferred income taxes                                   43    (22)
       Decrease (increase) in accounts and notes receivable    65    (41)
       (Increase) in inventories                              (29)   (86)
       (Increase) decrease in other current assets             (8)    27
       (Decrease) in accounts payable                         (78)   (34)
       (Decrease) in accrued liabilities                      (62)   (52)
       Net taxes paid on sales of businesses                    -   (153)
       Other                                                   (8)    (1)
                                                             _____    _____
      Net cash provided by operating activities               399     86
                                                             _____    _____
Cash flows from investing activities:
     Expenditures for property, plant and equipment          (112)  (124)
     Proceeds from disposals of property, plant and
       equipment                                               30      33
     (Increase) in investments                                 (3)      (1)
     Cash paid for acquisitions                                (7)     (38)
     Proceeds from sales of businesses                         68      144
     Decrease in short-term investments                         -      376
                                                              ____    ____
     Net cash (used for) provided by investing activities     (24)     390
                                                             _____    _____

Cash flows from financing activities:
     Net increase (decrease) in commercial paper               189    (595)
     Net (decrease) in short-term borrowings                    (9)     (7)
     Proceeds from issuance of common stock                    103      46
     Proceeds from issuance of long-term debt                    -     408
     Payments of long-term debt                                (92)    (73)
     Repurchases of common stock                              (388)   (298)
     Cash dividends on common stock                            (95)    (85)
                                                              _____   _____
     Net cash (used for) financing activities                 (292)   (604)
                                                              _____   _____

Net increase (decrease) in cash and cash equivalents            83    (128)
Cash and cash equivalents at beginning of year                 712     611
                                                              ____    _____
Cash and cash equivalents at end of period                  $  795    $483
                                                            =======  ======

Notes to Financial Statements are an integral part of this statement.

                           AlliedSignal Inc.
                      Notes to Financial Statements
                             (Unaudited)
            (Dollars in millions except per share amounts)



Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three-month period ended March 31, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

The financial information as of March 31, 1999 should be read in conjunction with the financial statements contained in AlliedSignal's Form 10-K Annual Report for 1998.

Note 2.  Accounts and notes receivable consist of the following:

                                         March 31,   December 31,
                                            1999           1998
                                         _________   __________
          Trade                            $1,505        $1,554
          Other                               348           476
                                           ______        ______
                                            1,853         2,030
          Less-Allowance for doubtful
          accounts and refunds                (36)          (37)
                                           _______       _______
                                           $1,817        $1,993
                                           =======       =======

Note 3. Inventories consist of the following:

<CAPTION                                        March 31,   December 31,
                                                  1999        1998
                                                 _____       _____
          Raw materials                         $  624      $  568
          Work in process                          637         655
          Finished products                      1,137       1,174
          Supplies and containers                   91          96
                                                 _____       _____
                                                 2,489       2,493
          Less - Progress payments                 (42)        (54)
                 Reduction to LIFO cost basis     (103)       (107)
                                                _______     _______
                                                $2,344      $2,332
                                                ======      ======


Note 4. Total nonowner changes in shareowners' equity for the three months ended March 31, 1999 and 1998 were $269 and $258 million, respectively, which principally represent net income and foreign currency translation adjustments.

Note 5.  Segment financial data follows:

                                   Three Months Ended March 31,
                            __________________________________________
                             Net Sales         Income from Operations
                           _________________   ______________________
                           1999      1998        1999       1998
                           ____      ____        ____       ____
Aerospace Systems        $ 1,150   $ 1,130        $205     $195
Specialty Chemicals &
  Electronic Solutions       528       598          85       99
Turbine Technologies         863       820         134       88
Performance Polymers         455       527          64       73
Transportation Products      593       546(a)       43       16 (a)
Corporate & Unallocated        7        25(a)      (25)     (32)(a)
                        _________  __________  ________   _________
    Total                $ 3,596   $ 3,646        $506     $439
                         =======   ========    =======     =========

(a) Reclassified to conform with 1999 presentation. Net sales and income from operations related to residual contracts of the divested Safety Restraints business are now reported in Corporate & Unallocated.


Note 6. The details of the earnings per share calculations for the three-month periods ending March 31, 1999 and 1998 follow:

                                            Average    Per Share
                                Income      Shares      Amount
                                ______     _______    _________
1999
_____
Earnings per share of common
  stock - basic                  $335         556.6     $.60
Dilutive securities:
  Stock options                                10.6
  Restricted stock units                         .3
                                 ____         _____     _____
Earnings per share of common
  stock - assuming dilution      $335         567.5     $.59
                                 ====         =====     ====
1998
____
Earnings per share of common
  stock - basic                  $300         564.3     $.53
Dilutive securities:
  Stock options                                13.4
  Restricted stock units                         .7
                                 ____          ____     ____
Earnings per share of common
  stock - assuming dilution      $300         578.4     $.52
                                 ====        ======     =====


The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended March 31, 1999 and 1998, the number of stock options not included in the computations were
1.9 million and 1.2 million, respectively.

Note 7.  Subsequent Event

In April 1999, AlliedSignal reached an agreement with Tyco International Ltd. (Tyco) and AMP Incorporated (AMP), settling AMP's claim to the gain AlliedSignal realizes on the disposition of its investment in AMP common stock. AlliedSignal made a payment to AMP of $50 million, and the parties released all claims that they had against each other relating to AMP. Subsequently, AlliedSignal converted its investment in AMP common stock into Tyco common stock and sold the Tyco common stock for net cash proceeds of $1.2 billion resulting in a pre-tax gain of $268 million, net of the settlement payment. These transactions were recorded in April 1999.

            Report on Review by Independent Accountants
           ______________________________________________


To the Shareowners and Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of March 31, 1999, and the consolidated statements of income and of cash flows for the three-month periods ended March 31, 1999 and 1998. This financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, of shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP
Florham Park, NJ 07932

May 13, 1999

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         _________________________________________________


A.  Results of Operations - First Quarter 1999 Compared with
    First Quarter 1998
    ____________________________________________________________

  Net sales in the first quarter of 1999 were $3,596 million, a decrease of $50 million, or 1%, compared with the first quarter of 1998. The decrease resulted from divested businesses of $171 million and lower selling prices of $50 million. Higher sales resulting from acquisitions of $95 million, volume gains of $74 million and $2 million from the impact of foreign exchange were a partial offset.

  Cost of goods sold as a percent of net sales was 75.3% in the first quarter of 1999 compared with 77.1% in the first quarter of 1998. The decrease in the first quarter of 1999 in cost of goods sold as a percent of net sales principally reflects results of AlliedSignal's Six Sigma programs to improve productivity and lower manufacturing and material costs.

     Income from operations of $506 million in the first quarter of 1999 increased by $67 million, or 15%, compared with the first quarter of 1998. AlliedSignal's operating margin for the first quarter of 1999 was 14.1%, compared with 12.0% for the first quarter of 1998. Income from operations is discussed in detail by segment in the Review of Business Segments section below.

     Equity in income of affiliated companies of $12 million in the first quarter of 1999 was $22 million, or 65%, lower compared with the first quarter of 1998, mainly due to decreased earnings from the UOP process technology joint venture (UOP). Results for UOP were adversely affected by continued softness in the petrochemical industry and an unusually low level of royalty income in the current quarter.

     Other income (expense), $15 million income in the first quarter of 1999, increased by $16 million, compared with the first quarter of 1998. The increase principally reflects a favorable impact of foreign exchange hedging and higher investment income.

     Interest and other financial charges of $44 million in the first quarter of 1999 increased by $10 million, or 29%, compared with the first quarter of 1998. The increase reflects higher levels of debt due to the investment in AMP Incorporated, partially offset by lower interest rates and tax interest expense.

     The effective tax rate was 31.5% for both the first quarter of 1999 and 1998.

  Net income of $335 million, or $0.59 per share, in the first quarter of 1999 was 12% higher than the prior year's first quarter net income of $300 million, or $0.52 per share. The higher net income in the first quarter of 1999 was the result of improved earnings for Turbine Technologies, Transportation Products and Aerospace Systems. Specialty Chemicals & Electronic Solutions and Performance Polymers had lower earnings.

Review of Business Segments
___________________________


     Aerospace Systems sales of $1,150 million in the first quarter of 1999 increased by $20 million, or 2%, compared with the first quarter of 1998. The increase reflects higher aftermarket sales, continued strong sales of flight safety products and the acquisition of a controlling interest in the Normalair-Garrett Ltd. (NGL) environmental controls joint venture in June 1998. The increase was partially offset by the adverse impact on sales resulting from a change from prime contractor to sub-contractor on a government technical services contract and the prior year divestiture of the communications business.

     Aerospace Systems income from operations of $205 million in the first quarter of 1999 increased by $10 million, or 5%, compared with the first quarter of 1998 due principally to increased sales of higher margin aftermarket and flight safety products and the acquisition of NGL.

     Specialty Chemicals & Electronic Solutions sales of $528 million in the first quarter of 1999 were $70 million, or 12%, lower compared with the comparable quarter of 1998. The decrease resulted principally from the divestitures of the environmental catalyst and European laminates businesses in 1998 and lower sales for laminates due to continued weakness in the electronics industry. Higher sales of pharmaceutical intermediates due mainly to the prior year acquisition of Pharmaceutical Fine Chemicals S. A. were a partial offset.

     Specialty Chemicals & Electronic Solutions income from operations of $85 million in the first quarter of 1999 decreased by $14 million, or 14%, compared with the first quarter of 1998. The decrease resulted primarily from the negative impact of pricing pressures, particularly in the laminates business, and higher expenses associated with the development of new products for the pharmaceutical and electronics end-markets. An improved cost structure, including lower raw material costs, was a partial offset.

     Turbine Technologies sales of $863 million in the first quarter of 1999 were $43 million, or 5%, higher compared with the first quarter of 1998. Sales of turbochargers increased significantly driven by a substantial increase in European sales due to the turbodiesel's increased penetration of the passenger car market. Sales for aircraft engines increased slightly due to higher repair and overhaul sales and increased shipments of auxiliary power units and propulsion engines to the business aviation market. Lower original equipment sales of propulsion engines to the military were a partial offset.

     Turbine Technologies income from operations of $134 million in the first quarter of 1999 increased by $46 million, or 52%, compared with the first quarter of 1998 driven by higher sales, improved cost structure and the redeployment of assets to support development of the turbogenerator and AS900 engine.

     Performance Polymers sales of $455 million in the first quarter of 1999 were $72 million, or 14%, lower compared with the same period in the prior year. The decrease primarily reflects the loss of sales resulting from the divestiture of the phenol business and the exiting of the European carpet fibers business in 1998. Sales increases for specialty films and engineering plastics were a partial offset.

     Performance Polymers income from operations of $64 million in the first quarter of 1999 was lower by $9 million, or 12%, compared with the same period in the prior year. The decrease reflects weak demand for textile nylon, pricing pressures in industrial fibers and prior year divestitures. The decrease was partially offset by the benefits of volume increases in engineering plastics and specialty films, improved cost structures across the nylon businesses, lower raw material costs and Six Sigma initiatives, principally at the caprolactam facility.

     Transportation Products sales of $593 million in the first quarter of 1999 increased by $47 million, or 9%, compared with the first quarter of 1998. Sales of Prestone car care products improved substantially due to strong demand for winter related products. Sales of Fram filters increased significantly, benefiting from a positive response to increased advertising and market support for the brand. Truck Brake Systems sales also improved significantly driven by strong truck builds and mandated installations of antilock brake systems.

     Transportation Products income from operations of $43 million in the first quarter of 1999 improved by $27 million
compared with the first quarter of 1998.   The increase
principally reflects strong volume gains for Prestone car care products, Fram filters and truck brake systems and a reduced cost structure for these businesses.


B.  Financial Condition, Liquidity and Capital Resources
________________________________________________________

     Total assets at March 31, 1999 were $15,380 million, a decrease of $180 million, or 1%, from December 31, 1998.

  Cash provided by operating activities of $399 million during the first quarter of 1999 increased by $313 million compared with the first quarter of 1998. The increase was due to the absence in the current quarter of taxes paid on sales of businesses, improved working capital utilization and higher net income.

  Cash used for investing activities was $24 million during the first quarter of 1999 compared with cash provided by investing activities of $390 million during the first quarter of 1998. The decrease of $414 million in cash flows from investing activities was due principally to the liquidation in the prior year of short-term investments of $376 million to fund acquisitions and repurchases of AlliedSignal's common stock.

      AlliedSignal continuously assesses the relative strength of each business in its portfolio as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. AlliedSignal identifies acquisition candidates that will further its strategic plan and strengthen its existing core businesses. AlliedSignal also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action. During the first quarter of 1999, AlliedSignal sold certain non-strategic businesses and other assets.

     Cash used for financing activities was $292 million during the first quarter of 1999 compared with $604 million during the comparable period in the prior year. The decrease of $312 million in cash used for financing activities relates to an increase of $355 million in net proceeds from debt partially offset by an increase of $33 million in net stock repurchases. AlliedSignal's long-term debt on March 31, 1999 was $1,457 million, a decrease of $19 million, or 1%, compared with year-end 1998. Total debt of $3,577 million at March 31, 1999 was $90 million, or 3%, higher than at December 31, 1998. AlliedSignal's total debt as a percent of capital at March 31, 1999 was 37.3%, compared with 36.7% at year-end 1998.

     During the first three months of 1999, AlliedSignal repurchased 8.2 million shares of common stock for $353 million in connection with its stock repurchase programs. At March 31, 1999, AlliedSignal was authorized to repurchase 49.4 million additional shares of its common stock under these programs.

     In April 1999, AlliedSignal announced that it has realigned its Aerospace business to strengthen its market and customer focus, making it easier for customers to benefit from a wide variety of integrated products and services. The new organization will drive increased efficiencies through better use of resources, optimized supply chain management and elimination of redundant costs. Management is currently formulating a detailed plan to effect these and other actions. These actions will result in a charge against second quarter earnings.


C.  Other Matters
    --------------

    Year 2000
    ---------

    Computer programs and embedded computer chips that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. AlliedSignal recognizes the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem.

    We have assessed how our businesses may be impacted by the Year 2000 problem and have implemented a comprehensive plan to address all known aspects of the Year 2000 problem: information systems (both critical information systems, the failure of which could have a material effect on our operations and noncritical information systems), production and facilities equipment, products, customers and suppliers (both high-impact suppliers, suppliers who would materially impact our operations if they were unable to provide supplies or services on a timely basis, and other suppliers).

    We completed an inventory of and assessed the impact of the Year 2000 problem with respect to our information systems, production and facilities equipment, products, customers and suppliers. Based on the results of the assessment, we prioritized the various projects to remedy potential Year 2000 problems. We developed and implemented plans to remediate known Year 2000 problems. Testing to ensure that the remediation was successfully completed is part of the remediation process. We have developed contingency plans and trained specialist teams to implement such contingency plans to address any Year 2000 problems which are unexpected or are not remedied in a timely manner under our remediation plans.

    The following table sets forth the estimated dates for substantially completing assessment, development of remediation plans and remediation with respect to the various aspects of the Year 2000 problem:

                                                  Development of
                                                     Remediation
                                     Assessment            Plan   Remediation
______________________________________________________________________________
Critical Information Systems             SC             SC            SC
Other Information Systems                SC             SC            SC
Production and Facilities
 Equipment                               SC             SC            SC
Products                                 SC             SC            SC
Customers                                SC             SC            SC
High Impact Suppliers                    SC             SC            SC
Other Suppliers                          SC             SC          6/30/99
____________________________________________________________________________
SC=Substantially Complete

    The remediation plans for information systems involved a combination of software modifications, upgrades and replacements. The remediation plans for production and facilities equipment involved a combination of software or hardware modifications, upgrades and replacements, or changes to operating procedures to circumvent equipment failures caused by the Year 2000 problem. The remediation plans for products involved modifying software and/or hardware contained in products, or issuing service letters or other industry standard communications providing customers with instructions on correcting Year 2000 issues in our products. The remediation plans for suppliers (including financial institutions, governmental agencies and public utilities) and customers involved obtaining information about their Year 2000 programs through surveys, meetings and other communication, the evaluation of the information received and the development of appropriate responses. While remediation with respect to customers and high impact suppliers is substantially complete and we expect that remediation with respect to other suppliers will be completed by June 30, 1999, we can provide no assurance that the Year 2000 problem will be successfully corrected by suppliers and customers in a timely manner.

 Our estimate of the total cost for Year 2000 compliance is $150 million, of which $122 million has been incurred through March 31, 1999. The estimated cost of $150 million includes approximately $130 million for assessment, planning and remediation activities which are expected to be substantially completed in the first half of 1999 and approximately $20 million for monitoring of remediation which has been completed and the development of and preparation for contingency plans which will be expended primarily during 1999. These estimates do not include our potential share of costs for Year 2000 issues by partnerships and joint ventures in which we participate but are not the operator. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs have been met with amounts that are normally budgeted for procurement and maintenance of our information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production and facilities equipment to implementation of Year 2000 compliance plans may have in some instances delayed productivity improvements.

   We believe that the Year 2000 issue will not cause material operational problems for us. However, if we have not been successful in identifying all material Year 2000 problems, or the assessment and remediation of identified Year 2000 problems has not corrected such problems in a timely manner, there may be an interruption in, or failure of certain normal business activities or operations. Such interruptions or failures could have a material adverse impact on our consolidated results of operations and financial position or on our relationships with customers, suppliers or others.

    Euro Conversion
    _______________

  On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. AlliedSignal is presently identifying and ensuring that all Euro conversion compliance issues are addressed. Although we cannot predict the overall impact of the Euro conversion at this time, we do not expect that the Euro conversion will have a material adverse effect on our consolidated results of operations.





Review by Independent Accountants
_________________________________

     The "Independent Accountants' Report" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of
Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        __________________________________________________________

     See AlliedSignal's most recent annual report filed on Form
10-K (Item 7A). Except for the disposition of the AMP investment, described in Note 7 on Page 8 of this Form 10-Q, there has been no material change in this information.

                   PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

               At the Annual Meeting of Shareowners of
     AlliedSignal held on April 26, 1999, the following matters set forth in AlliedSignal's Proxy Statement dated March 9, 1999, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

               (1)  The nominees listed below were elected
     directors for a three-year term ending at the 2002 Annual Meeting with the respective votes set forth opposite their names:


                                   FOR             WITHHELD
Hans W. Becherer                 474,026,417     12,190,127
Marshall N. Carter               474,260,701     11,955,843
Robert P. Luciano                473,969,539     12,247,005
Robert B. Palmer                 459,394,221     26,822,323
John R. Stafford                 473,010,059     13,206,485

              (2)   A proposal seeking approval of the
     appointment of PricewaterhouseCoopers LLP as independent accountants for 1999 was approved, with 479,028,269 votes cast FOR, 3,574,765 votes cast AGAINST and 3,613,510 abstentions;

               (3)  A shareowner proposal regarding CEO
     compensation was not approved, with 50,917,056 votes cast
     FOR, 374,917,903 votes cast AGAINST, 8,816,638 abstentions and 51,564,947 broker non-votes;

               (4) A shareowner proposal regarding the annual election of directors was not approved, with 211,180,204 votes cast FOR, 215,207,409 votes cast AGAINST, 8,263,984 abstentions and 51,564,947 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27   Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1999.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AlliedSignal Inc.




Date:  May 13, 1999           By: /s/ Richard J. Diemer, Jr.
                                  __________________________
                                   Richard J. Diemer, Jr.
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

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