Form 10-Q
period 1999-06-30
ALLIEDSIGNAL INC
filed 1999-08-13
CIK 773840

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                              Form 10-Q
                      ________________________


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

                                 OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

                    Commission file number 1-8974

                           AlliedSignal Inc.
     -------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                    Delaware                           22-2640650
      ----------------------------------         ----------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

           101 Columbia Road
             P.O. Box 4000
          Morristown, New Jersey                       07962-2497
  ----------------------------------------           -----------------
  (Address of principal executive offices)             (Zip Code)

                                (973)455-2000
        ------------------------------------------------------
        (Registrant's telephone number, including area code)

                                NOT APPLICABLE
         -----------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                          NO
                 ---                            -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
Class of Common Stock                          June 30, 1999
---------------------                       --------------------------
    $1 par value                               550,220,660 shares

                          AlliedSignal Inc.

                               Index
                               -----
                                                           Page No.
                                                           --------
Part I. -      Financial Information
               ---------------------

     Item 1.   Condensed Financial Statements:

               Consolidated Balance Sheet -
                 June 30, 1999 and December 31, 1998            3

               Consolidated Statement of Income -
                 Three and Six Months Ended June 30, 1999
                 and 1998                                       4

               Consolidated Statement of Cash Flows -
                 Six Months Ended June 30, 1999 and 1998        5

               Notes to Financial Statements                    6

               Report on Review by Independent
                 Accountants                                   10

     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                         11

     Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk                                   18


Part II.   -   Other Information
               -----------------

      Item 6.   Exhibits and Reports on Form 8-K               19


Signatures                                                     20

                       AlliedSignal Inc.
                   Consolidated Balance Sheet
                          (Unaudited)

                                       June 30,     December 31,
                                         1999          1998
                                   --------------   -------------
                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents              $   648        $   712
  Accounts and notes receivable            1,838          1,993
  Inventories                              2,345          2,332
  Other current assets                       552            556
                                         -------        -------
        Total current assets               5,383          5,593
Investments and long-term receivables        433          1,488
Property, plant and equipment              9,189          9,358
Accumulated depreciation and
  amortization                            (4,974)        (4,961)
Cost in excess of net assets of
  acquired companies - net                 2,910          2,999
Other assets                               1,148          1,083
                                          ------         ------
  Total assets                           $14,089        $15,560
                                         =======        =======
LIABILITIES
Current liabilities:
  Accounts payable                       $ 1,346        $ 1,423
  Short-term borrowings                       79             80
  Commercial paper                           979          1,773
  Current maturities of long-term debt        41            158
  Accrued liabilities                      1,647          1,751
                                         -------        -------
        Total current liabilities          4,092          5,185


Long-term debt                             1,453          1,476
Deferred income taxes                        784            795
Postretirement benefit obligations
  other than pensions                      1,716          1,732
Other liabilities                          1,018          1,075

SHAREOWNERS' EQUITY
Capital - common stock issued                716            716
        - additional paid-in capital       3,242          2,982
Common stock held in treasury, at cost    (4,285)        (3,413)
Accumulated other nonowner changes          (275)           (70)
Retained earnings                          5,628          5,082
                                          ------         -------
        Total shareowners' equity          5,026          5,297
                                          ------         -------
 Total liabilities and shareowners'      $14,089        $15,560
equity                                   =======        =======


The Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                  Consolidated Statement of Income
                             (Unaudited)

                                Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                               -------------------   ----------------
                                 1999     1998     1999      1998
                                 ----     ----     ----      ----
                              (Dollars in millions except per share amounts)

Net sales                      $3,818   $3,869   $7,414     $7,515
                               ------   ------   ------     ------
Cost of goods sold              3,045    2,949    5,754      5,758
Selling, general and
  administrative expenses         418      406      799        804
                               ------    -----   ------     ------
     Total costs and expenses   3,463    3,355    6,553      6,562
                               ------    -----   ------     ------
Income from operations            355      514      861        953
Equity in income of affiliated
  companies                       (16)      29       (4)        63
Other income (expense)            277       --      292         (1)
Interest and other financial
  charges                         (30)     (32)     (74)       (66)
                                ------    -----    -----     ------

Income before taxes on income     586      511    1,075        949

Taxes on income                   186      161      340        299
                               ------   ------   ------     ------
Net income                     $  400   $  350   $  735     $  650
                               ======   ======   ======     ======
Earnings per share of common
  stock - basic                $  .72   $  .62   $ 1.33     $ 1.15
                               ======   ======   ======     ======
Earnings per share of common
  stock - assuming dilution    $  .71   $  .61   $ 1.30     $ 1.13
                               ======   ======   ======     ======
Cash dividends per share of
  common stock                 $  .17   $  .15   $  .34     $  .30
                               ======   ======   ======     ======


The Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                         ----------------
                                                         1999         1998
                                                         ----         ----
                                                       (Dollars in millions)
Cash flows from operating activities:
     Net income                                             $ 735     $ 650
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on disposition of investment in AMP Incorporated (268)      --
       Repositioning and other charges                        258       --
       Depreciation and amortization                          295      302
       Undistributed earnings of equity affiliates             (7)      (4)
       Deferred income taxes                                   71       38
       Decrease in accounts and notes receivable               33       96
       (Increase) in inventories                              (45)    (128)
       Decrease in other current assets                        17       28
       (Decrease) increase in accounts payable                (50)      21
       (Decrease) in accrued liabilities                     (183)    (334)
       Net taxes paid on sales of businesses and investments  (87)    (165)
       Other                                                  (22)      (6)
                                                             ------   -----
      Net cash provided by operating activities               747      498
                                                             ------   -----
Cash flows from investing activities:
     Expenditures for property, plant and equipment          (248)    (280)
     Proceeds from disposals of property, plant and
       equipment                                               31       51
     (Increase) in investments                                 (3)      --
     Cash paid for acquisitions                                (9)    (316)
     Disposition of investment in AMP Incorporated          1,164      --
     Proceeds from sales of businesses                        199      202
     Decrease in short-term investments                        -       408
                                                           ------    -----
     Net cash provided by investing activities              1,134       65
                                                           ------    -----
Cash flows from financing activities:
     Net (decrease) in commercial paper                      (794)    (226)
     Net increase in short-term borrowings                      2        3
     Proceeds from issuance of common stock                   193       91
     Proceeds from issuance of long-term debt                   3      413
     Payments of long-term debt                              (154)    (159)
     Repurchases of common stock                           (1,006)    (619)
     Cash dividends on common stock                          (189)    (170)
                                                           -------    -----
     Net cash (used for) financing activities              (1,945)    (667)
                                                           -------   ------
Net (decrease) in cash and cash equivalents                   (64)    (104)
Cash and cash equivalents at beginning of year                712      611
                                                           -------   ------
Cash and cash equivalents at end of period                 $  648   $  507
                                                           ======   ======

The Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                    Notes to Financial Statements
                             (Unaudited)
           (Dollars in millions except per share amounts)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three- and six-month periods ended June 30, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

The financial information as of June 30, 1999 should be read in conjunction with the financial statements contained in AlliedSignal's Form 10-K Annual Report for 1998.

Note 2.  Accounts and notes receivable consist of the following:

                                           June 30,     December 31,
                                             1999          1998
                                           -------      -----------
          Trade                            $1,525       $1,554
          Other                               348          476
                                           ------       ------
                                            1,873        2,030
          Less - Allowance for doubtful
          accounts and refunds                (35)         (37)
                                           ------       ------
                                           $1,838       $1,993
                                           ======       ======
Note 3. Inventories consist of the following:

                                           June 30,  December 31,
                                             1999        1998
                                           -------   -------------
          Raw materials                    $  628       $  568
          Work in process                     604          655
          Finished products                 1,170        1,174
          Supplies and containers              90           96
                                            -----       ------
                                            2,492        2,493
          Less - Progress payments            (45)         (54)
                 Reduction to LIFO cost basis(102)        (107)
                                            ------       ------
                                           $2,345       $2,332
                                           ======       ======

Note 4. Total nonowner changes in shareowners' equity for the three and six months ended June 30, 1999 and 1998 were $261 and $530 million and $351 and $609 million, respectively. Nonowner changes in shareowners' equity consists of net income, foreign currency translation adjustments and unrealized holding gains and losses on marketable securities.

Note 5.  Segment financial data follows:

                              Three Months Ended June 30,
                     --------------------------------------------------------
                          Net Sales           Income from Operations
                     --------------------   ---------------------------------
                        1999      1998           1999       1998
                        ----      ----           ----       ----
Aerospace Systems     $1,202     $1,204       $  245     $   201
Specialty Chemicals &
  Electronic Solutions   517        589           75         112
Turbine Technologies   1,002        921          177         103
Performance Polymers     469        531           70          92
Transportation Products  615        609(a)        47          35(a)
Corporate & Unallocated   13         15(a)       (37)        (29)(a)
Other                      -          -         (222)(b)       -
                      ------     -------      ------     -------
                      $3,818     $3,869       $  355     $   514
                      ======     ======       ======     =======

                              Six Months Ended June 30,
                      ------------------------------------------------
                          Net Sales         Income from Operations
                      -----------------     -----------------------
                        1999     1998            1999       1998
                        ----     ----            ----       ----

Aerospace Systems     $2,352    $2,334        $  450      $  396
Specialty Chemicals &
 Electronic Solutions  1,045     1,187           160         211
Turbine Technologies   1,865     1,741           311         191
Performance Polymers     924     1,058           134         165
Transportation
 Products              1,208     1,155(a)         90          51(a)
Corporate & Unallocated   20        40(a)        (62)        (61)(a)
Other                      -         -          (222)(b)      -
                      ------    ------        ------      ------
                      $7,414    $7,515        $  861      $  953
                      ======    ======        ======      ======

(a) Reclassified to conform with 1999 presentation. Net sales and income from operations related to residual contracts of the divested Safety Restraints business are now reported in Corporate & Unallocated.
(b) Represents the provision for repositioning and other charges. See Note 8.

Note 6. The details of the earnings per share calculations for the three- and six-month periods ended June 30, 1999 and 1998 follow:

                                  Three Months          Six Months
                          -------------------------  ---------------------
                                           Per                        Per
                                   Average Share            Average   Share
                         Income    Shares  Amount    Income Shares    Amount
                         ------    ------  ------    ------ --------  ------
1999
----
Earnings per share of
 common stock - basic     $400      551.9  $.72       $735   554.2  $  1.33
Dilutive securities:
  Stock options                      12.6                     12.0
  Restricted stock units               .5                       .4
                          ----       ----   ----      ----   ------  -----
Earnings per share of
  common stock - assuming
  dilution                $400      565.0  $.71       $735    566.6 $  1.30
                          ====      =====  ====       ====    ===== =======

                                      Three Months         Six Months
                          --------------------------    -----------------------
                                                Per                     Per
                                       Average  Share          Average  Share
                              Income   Shares   Amount  Income Shares   Amount
                              ------   ------   ------  ------ ------   -------
1998
----
Earnings per share of common
  stock - basic                $350     563.2     $.62   $650    563.7  $1.15
Dilutive securities:
  Stock options                          13.2                     13.4
  Restricted stock units                   .7                       .7
Earnings per share of         ------     ----     ----   ----     ----  -----
  common stock -
  assuming dilution            $350     577.1     $.61   $650    577.8   $1.13
                               ====     =====     ====   ====    =====   =====


The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and six-month periods ended June 30, 1999, all stock options were included in the computations. For the three- and six-month periods ended June 30, 1998, the number of stock options not included in the computations were 1.0 million and 1.1 million, respectively.

Note 7. In April 1999, AlliedSignal reached an agreement with Tyco International Ltd. (Tyco) and AMP Incorporated (AMP), settling AMP's claim to the gain AlliedSignal realizes on the disposition of its investment in AMP common stock. AlliedSignal made a payment to AMP of $50 million, and the parties released all claims that they had against each other relating to AMP. Subsequently, AlliedSignal converted its investment in AMP common stock into Tyco common stock and sold the Tyco common stock for net cash proceeds of $1.2 billion. The resulting second-quarter pre-tax gain of $268 million (after-tax $161 million, or $0.29 per share), net of the settlement payment is included as part of Other Income (Expense).

Note 8. In the second quarter of 1999, AlliedSignal approved a repositioning plan designed to enhance our competitiveness and productivity and improve future profitability. The repositioning plan includes the organizational realignment of our aerospace businesses to strengthen market and customer focus and simplify its business structure; the elimination of an unprofitable product line and rationalization of manufacturing capacity in the Polymers business; and related workforce reductions in these businesses. The plan also includes workforce reductions in the Friction Materials, Specialty Chemicals and Turbocharging Systems businesses. In total, the Company will be eliminating approximately 1,200 positions worldwide, primarily in manufacturing and administrative functions. The repositioning plan is expected to be completed by December 31, 1999. In connection with the repositioning plan, in the second quarter of 1999, the Company recorded a pretax charge of $75 million. The components of this charge include severance costs of $38 million, asset writedowns of $36 million, and other exit costs of $1 million. The following summarizes the status of the repositioning reserve:

                                        Charges
                         Repositioning  Against    June 30, 1999
                           Reserve      Reserve       Balance
                           -------      -------       -------

     Severance costs        $38         $ (5)           $33
     Asset writedowns        36          (17)            19
     Other exit costs         1            --             1
                             ---         ----           ---
            Total            $75        $(22)           $53
                             ===        ====            ===

In the second quarter of 1999, we also recognized other charges consisting of losses on aerospace engine maintenance contracts and a cancellation penalty totaling $45 million, customer and employee claims of $29 million, and other asset impairments and write-offs, including inventory, of $73 million.

Repositioning and other charges totaling $222 million are included as part of cost of goods sold. Equity in income of affiliated companies also includes a $36 million charge resulting from an other than temporary decline in value of an equity investment due to a significant deterioration in market conditions. The total pretax impact of the repositioning and other charges are $258 million (after-tax $156 million, or $0.28 per share).

Note 9. On June 4, 1999, AlliedSignal entered into a merger agreement with Honeywell Inc. (Honeywell). The merger is subject to shareholder approval, regulatory reviews and other conditions. Under the terms of the merger agreement, each share of Honeywell common stock will be exchanged for 1.875 shares of AlliedSignal common stock.
As of the end of the second quarter of 1999, based on approximately 127 million Honeywell shares outstanding and AlliedSignal's stock price, the transaction is valued at approximately $15 billion. The new company will have annual revenues of about $25 billion and will assume approximately $1.5 billion of Honeywell debt. The transaction will be accounted for as a pooling of interests and is expected to close by the fourth quarter of 1999. Upon completion of the merger, the name of AlliedSignal Inc. will be changed to Honeywell International Inc. The merger agreement provides for payment of termination fees of up to $350 million under certain circumstances. AlliedSignal and Honeywell also have entered into option agreements pursuant to which, under certain circumstances, AlliedSignal may purchase approximately 19.9% of Honeywell's outstanding common stock for $109.453 per share and Honeywell may purchase approximately 19.9% of AlliedSignal's outstanding common stock for $58.375 per share.

             Report on Review by Independent Accountants
             -------------------------------------------




To the Shareowners and Directors
of AlliedSignal Inc.


We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of June 30, 1999, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 1999 we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP
Florham Park, NJ  07932

August 11, 1999

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

A. Results of Operations - Second Quarter 1999 Compared with Second Quarter 1998
-------------------------------------------------------------------------------
     Net sales in the second quarter of 1999 were $3,818 million, a decrease of $51 million, or 1%, compared with the second quarter of 1998. The decrease resulted from divested businesses of $199 million, lower selling prices of $61 million and the impact of foreign exchange of $14 million. Higher sales resulting from volume gains of $126 million and from acquisitions of $97 million were a partial offset.

     Income from operations in the second quarter of 1999 was $355 million. As discussed in Note 8 on page 8 of this Form 10-Q, $222 million relating to a provision for repositioning actions and certain other charges reduced income from operations in the current quarter. Income from operations in the second quarter of 1998 was $514 million. Operating margin for the second quarter of 1999 was 9.3%. The impact of the provision for repositioning actions and other charges reduced operating margin by 5.8%. Operating margin for the second quarter of 1998 was 13.3%. Income from operations is discussed in detail by segment in the Review of Business Segments section below.

     The repositioning charge of $75 million represents the cost of actions designed to enhance our competitiveness and productivity and improve future profitability. The repositioning plan includes the organizational realignment of our aerospace businesses to strengthen market and customer focus and simplify its business structure; the elimination of an unprofitable product line and rationalization of manufacturing capacity in the Polymers business; and related workforce reductions in these businesses. The plan also includes workforce reductions in the Friction Materials, Specialty Chemicals and Turbocharging Systems businesses. The cost of the repositioning actions will be financed through the net cash proceeds from the disposition of our investment in AMP and we do not anticipate any significant impact on liquidity as a result of the repositioning plan. The repositioning actions are expected to be completed by December 31, 1999 and are expected to generate improvements in pretax income of approximately $75 million annually primarily from lower personnel-related costs.

     Equity in income of affiliated companies, a loss of $16 million in the second quarter of 1999, was $45 million lower compared with the second quarter of 1998. The decrease relates to a $36 million charge in the second quarter of 1999 resulting from an other than temporary decline in the value of an equity investment and lower earnings from the UOP process technology joint venture (UOP).

     Other income (expense), $277 million of income in the second quarter of 1999, includes the net gain of $268 million on the disposition of our investment in AMP.

     Interest and other financial charges of $30 million in the second quarter of 1999 decreased by $2 million, or 6%, compared with the second quarter of 1998. The decrease reflects higher average debt outstanding during the current quarter versus the comparable period in the prior year which was more than offset by lower interest rates and tax interest expense.

     Net income of $400 million, or $0.71 per share, in the second quarter of 1999 was 14% higher than the prior year's second quarter net income of $350 million, or $0.61 per share. Net income in the second quarter of 1999, adjusted for the gain on the disposition of our investment in AMP and the repositioning and other charges, was $395 million, or $0.70 per share, an increase of 13% over the prior year. The higher net income in the second quarter of 1999 was the result of improved earnings for Turbine Technologies, Aerospace Systems and Transportation Products. Specialty Chemicals & Electronic Solutions and Performance Polymers had lower earnings.


Review of Business Segments
---------------------------

     The results of the Business Segments do not include the gain on the disposition of our investment in AMP and the repositioning and other charges.

     Aerospace Systems sales were $1,202 million in the second quarter of 1999 compared with $1,204 million in the second quarter of 1998. Excluding the adverse impact on sales resulting from a change from prime contractor to sub-contractor on a government technical services contract and the prior year divestiture of the communications business, sales in the second quarter of 1999 increased by 6% compared with the second quarter of 1998. The increase reflects continued strong sales of flight safety products; higher aftermarket sales and improved engineering services revenues. The acquisition of a controlling interest in the Normalair-Garrett Ltd. (NGL) environmental controls joint venture in June 1998 also contributed to higher sales.

     Aerospace Systems income from operations of $245 million in the second quarter of 1999 increased by $44 million, or 22%, compared with the second quarter of 1998 due principally to an improved cost structure and increased sales of higher margin aftermarket and flight safety products.

     Specialty Chemicals & Electronic Solutions sales of $517 million in the second quarter of 1999 were $72 million, or 12%, lower compared with the comparable quarter of 1998 due to divestitures, primarily the environmental catalyst business. Higher sales of pharmaceutical intermediates, due mainly to the prior year acquisition of Pharmaceutical Fine Chemicals S.A., and specialty waxes and additives were a partial offset.

     Specialty Chemicals & Electronic Solutions income from operations of $75 million in the second quarter of 1999 decreased by $37 million, or 33%, compared with the second quarter of 1998. The decrease resulted primarily from divestitures. The negative impact of pricing pressures and higher expenses associated with the development of new products also contributed to the decrease. Lower raw material costs were a partial offset.

     Turbine Technologies sales of $1,002 million in the second quarter of 1999 were $81 million, or 9%, higher compared with the second quarter of 1998. The increase reflects continued strong growth in Europe for the company's turbochargers used in turbo-diesel-powered passenger cars, as well as a growing demand for turbochargers in the North American light-truck market. Sales for aircraft engines increased moderately due to higher sales of propulsion engines to the business aviation market and increased aftermarket sales to the military. Lower original equipment sales of propulsion engines to the military were a partial offset.


     Turbine Technologies income from operations of $177 million in the second quarter of 1999 increased by $74 million, or 72%, compared with the second quarter of 1998 driven by a significantly lower cost structure, higher sales volume, a more profitable product mix and technology licensing.

     Performance Polymers sales of $469 million in the second quarter of 1999 were $62 million, or 12%, lower compared with the same period in the prior year. Sales increases for specialty films and engineering plastics were more than offset by the loss of sales resulting from the divestiture of the phenol business and exiting of the European carpet fibers business in 1998. Sales for performance fibers were also lower.

     Performance Polymers income from operations of $70 million in the second quarter of 1999 was lower by $22 million, or 24%, compared with the same period in the prior year. The decrease principally reflects pricing pressures, particularly in performance fibers, weak demand for textile nylon and prior year divestitures. The benefit of sales increases in engineering plastics and specialty films and cost structure improvements were a partial offset.

     Transportation Products sales were $615 million in the second quarter of 1999 compared with $609 million in the second quarter of 1998. Truck Brake Systems sales improved significantly driven by strong truck builds and mandated installations of anti-lock brake systems. Sales of Fram filters also increased, benefiting from a positive response to increased advertising and new products. Lower sales for Friction Materials were a partial offset.

     Transportation Products income from operations of $47 million in the second quarter of 1999 improved by $12 million, or 34%, compared with the second quarter of 1998. The increase reflects higher sales for truck brakes and filters, cost structure improvements and the benefits of Six Sigma initiatives.

B.   Results of Operations - Six Months 1999 Compared with Six Months 1998
     ---------------------------------------------------------------------

     Net sales in the first six months of 1999 were $7,414 million, a decrease of $101 million, or 1%, compared with the first six months of 1998. The decrease resulted from divested businesses of $370 million, lower selling prices of $111 million and the impact of foreign exchange of $12 million. Higher sales resulting from volume gains of $200 million and from acquisitions of $192 million were a partial offset.

     Income from operations in the first six months of 1999 was $861 million. As discussed on page 11 of Management's Discussion and Analysis of Results of Operations, $222 million relating to a provision for repositioning actions and certain other charges reduced income from operations in the first six months of 1999. Income from operations in the first six months of 1998 was $953 million. Operating margin for the first six months of 1999 was 11.6%. The impact of the provision for repositioning actions and other charges reduced operating margin by 3.0%. Operating margin for the first six months of 1998 was 12.7%. Income from operations is discussed in detail by segment in the Review of Business Segments section below.

     Equity in income of affiliated companies, a loss of $4 million in the first six months of 1999, was $67 million lower compared with the first six months of 1998. The decrease relates to a $36 million charge in the second quarter of 1999 resulting from an other than temporary decline in the value of an equity investment and lower earnings from UOP.

     Other income (expense), $292 million of income in the first six months of 1999, increased by $293 million compared with the first six months of 1998. The increase reflects the net gain on the disposition of our investment in AMP, higher investment income and a favorable impact of foreign exchange hedging.

     Interest and other financial charges of $74 million in the first six months of 1999 increased by $8 million, or 12%, compared with the first six months of 1998. The increase reflects higher average debt outstanding during the first six months of 1999 versus the comparable period in the prior year partially offset by lower interest rates and tax interest expense.

     Net income of $735 million, or $1.30 per share, in the first six months of 1999 was 13% higher than the prior year's first six months net income of $650 million, or $1.13 per share. Net income in the first six months of 1999, adjusted for the gain on the disposition of our investment in AMP and the repositioning and other charges, was $730 million, or $1.29 per share, an increase of 12% over the prior year. The higher net income in the first six months of 1999 was the result of improved earnings for Turbine Technologies, Aerospace Systems and Transportation Products. Specialty Chemicals & Electronic Solutions and Performance Polymers had lower earnings.


Review of Business Segments
---------------------------

     The results of the Business Segments do not include the gain on the disposition of our investment in AMP and the repositioning and other charges.

     Aerospace Systems sales of $2,352 million in the first six months of 1999 increased by $18 million, or 1%, compared with the first six months of 1998. The increase reflects strong sales of flight safety products, higher aftermarket sales and the acquisition of NGL. The increase was partially offset by the adverse impact on sales resulting from a restructuring of a government technical services contract and the divestiture of the communications business.

     Aerospace Systems income from operations of $450 million in the first six months of 1999 increased by $54 million, or 14%, compared with the first six months of 1998 due principally to an improved cost structure and increased sales of higher margin products.

     Specialty Chemicals & Electronic Solutions sales of $1,045 million in the first six months of 1999 decreased by $142 million, or 12%, compared with the first six months of 1998 due to divestitures, principally the environmental catalyst business.

     Specialty Chemicals & Electronic Solutions income from operations of $160 million in the first six months of 1999 decreased by $51 million, or 24%, compared with the first six months of 1998. The decrease resulted primarily from divestitures, the negative impact of pricing pressures and higher expenses associated with new product development. An improved cost structure was a partial offset.

     Turbine Technologies sales of $1,865 million in the first six months of 1999 were $124 million, or 7%, higher compared with the first six months of 1998. The increase principally reflects strong sales of turbochargers,particularly in Europe, and higher sales of aircraft propulsion engines to the business aviation market. Lower original equipment sales of propulsion engines to the military were a partial offset.

     Turbine Technologies income from operations of $311 million in the first six months of 1999 increased by $120 million, or 63%, compared with the first six months of 1998. The increase reflects an improved cost structure, higher sales, the redeployment of assets to support development of the turbogenerator and AS900 engine and technology licensing.

     Performance Polymers sales of $924 million in the first six months of 1999 were $134 million, or 13%, lower compared with the same period in the prior year. The decrease primarily reflects the loss of sales resulting from the divestiture of the phenol business and the exiting of the European carpet fibers business in 1998 and lower sales for performance fibers. Higher sales for specialty films were a partial offset.

     Performance Polymers income from operations of $134 million in the first six months of 1999 was lower by $31 million, or 19%, compared with the same period in the prior year. The decrease principally reflects weak demand for textile nylon, pricing pressures in performance fibers and prior year divestitures.

     Transportation Products sales of $1,208 million in the first six months of 1999 increased by $53 million, or 5%, compared with the first six months of 1998 due to increased sales for truck brakes, Fram filters and Prestone car care products. Lower sales for Friction Materials were a partial offset.

     Transportation Products income from operations of $90 million in the first six months of 1999 improved by $39 million, or 76%, compared with the first six months of 1998 due to higher sales for truck brakes, Fram filters and Prestone car care products and cost structure improvements for these business.


C.  Financial Condition, Liquidity and Capital Resources
    ----------------------------------------------------

     Total assets at June 30, 1999 were $14,089 million, a decrease of $1,471 million, or 9%, from December 31, 1998 principally from the disposition of our investment in AMP in April 1999.

     Cash provided by operating activities of $747 million during the first six months of 1999 increased by $249 million compared with the first six months of 1998. The increase was due principally to higher net income and the decrease in net taxes paid on sales of businesses and investments.

     Cash provided by investing activities of $1,134 million during the first six months of 1999 increased by $1,069 million compared with the first six months of 1998. The increase relates principally to the disposition of our investment in AMP and a decrease in spending for acquisitions. The liquidation in the prior year of short-term investments to fund acquisitions and repurchases of AlliedSignal's common stock was a partial offset.

     On June 4, 1999, AlliedSignal entered into a merger agreement with Honeywell Inc. (Honeywell). The merger is subject to shareholder approval, regulatory reviews and other conditions. Under the terms of the merger agreement, each share of Honeywell common stock will be exchanged for 1.875 shares of AlliedSignal common stock. As of the end of the second quarter of 1999, based on approximately
127 million Honeywell shares outstanding and AlliedSignal's stock price, the transaction is valued at approximately $15 billion. The new company will have annual revenues of about $25 billion and will assume approximately $1.5 billion of Honeywell debt. The transaction will be accounted for as a pooling of interests and is expected to close by the fourth quarter of 1999. Upon completion of the merger, the name of AlliedSignal Inc. will be changed to Honeywell International Inc. The merger agreement provides for payment of termination fees of up to $350 million under certain circumstances. AlliedSignal and Honeywell also have entered into option agreements pursuant to which, under certain circumstances, AlliedSignal may purchase approximately 19.9% of Honeywell's outstanding common stock for $109.453 per share and Honeywell may purchase approximately
19.9% of AlliedSignal's outstanding common stock for $58.375 per share.

     In July 1999, AlliedSignal announced the sale of its laminate systems business to Rutgers AG for approximately $425 million in cash. The laminate systems business has annual revenues of about $400 million. Also in July 1999, AlliedSignal announced the acquisition of Johnson Matthey Electronics, a division of Johnson Matthey Plc, for approximately $655 million in cash.
Johnson Matthey Electronics is a leading supplier of materials to the semiconductor and micro electronics industries and has annual sales of approximately $670 million.

     AlliedSignal continuously assesses the relative strength of each business in its portfolio as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. AlliedSignal identifies acquisition candidates that will further its strategic plan and strengthen its existing core businesses. AlliedSignal also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action. During the first six months of 1999, AlliedSignal sold certain non-strategic businesses and other assets.

     Cash used for financing activities of $1,945 million during the first six months of 1999 increased by $1,278 million compared with the comparable period in the prior year. The increase relates to higher net payments of debt of $974 million and an increase of $285 million in net stock repurchases. AlliedSignal's long-term debt on June 30, 1999 was $1,453 million, a decrease of $23 million, or 2%, compared with year-end 1998. Total debt of $2,552 million at June 30, 1999 was $935 million, or 27%, lower than at December 31, 1998. The decrease relates to the repayment of debt with the net proceeds from the liquidation of our investment in AMP. AlliedSignal's total debt as a percent of capital at June 30, 1999 was 30.8%, compared with 36.7% at year-end 1998.

     During the first six months of 1999, AlliedSignal repurchased
18.9 million shares of common stock for $966 million in connection with its stock repurchase programs. As a result of the pending merger with Honeywell, effective June 4, 1999, AlliedSignal rescinded its share repurchase programs.

D.  Other Matters
    ------------

     Year 2000
     ---------

     Computer programs and embedded computer chips that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. AlliedSignal has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem.

     We have assessed how our businesses may be impacted by the Year 2000 problem and have implemented a comprehensive plan to address all known aspects of the Year 2000 problem: information systems (both critical information systems, which are systems the failure of which could have a material effect on our operations, and noncritical information systems), production and facilities equipment, products, customers and suppliers (both high-impact suppliers, suppliers who would materially impact our operations if they were unable to provide supplies or services on a timely basis, and other suppliers).

     We have substantially completed the assessment, development of remediation plans and remediation with respect to the various aspects of the Year 2000 problem.

     We completed an inventory of and assessed the impact of the Year 2000 problem with respect to our information systems, production and facilities equipment, products, customers and suppliers. Based on the results of the assessment, we prioritized the various projects to remedy potential Year 2000 problems. We developed and implemented plans to remediate known Year 2000 problems. Testing to ensure that the remediation was successfully completed was part of the remediation process. We have developed contingency plans and trained specialist teams to implement such contingency plans to address any Year 2000 problems which are unexpected or have not been remedied in a timely manner under our remediation plans.

     The remediation plans for information systems involved a combination of software modifications, upgrades and replacements. The remediation plans for production and facilities equipment involved a combination of software or hardware modifications, upgrades and replacements, or changes to operating procedures to circumvent equipment failures caused by the Year 2000 problem. The remediation plans for products involved modifying software and/or hardware contained in products, or issuing service letters or other industry standard communications providing customers with instructions on correcting Year 2000 issues in our products. The remediation plans for suppliers (including financial institutions, governmental agencies and public utilities) and customers involved obtaining information about their Year 2000 programs through surveys, meetings and other communication, the evaluation of the information received, and the development of appropriate responses. While remediation with respect to customers, high impact suppliers and other suppliers is substantially complete, we can provide no assurance that the Year 2000 problems will be successfully corrected by suppliers and customers in a timely manner.

     Our estimate of the total cost for Year 2000 compliance has been reduced from $150 million to $135 million, of which approximately $129 million has been incurred through June 30, 1999. This estimate does not include our potential share of costs for Year 2000 issues by partnerships and joint ventures in which we participate but are not the operator. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs have been met with amounts that are normally budgeted for procurement and maintenance of our information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production and facilities equipment to implementation of Year 2000 compliance plans may have in some instances delayed productivity improvements.

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


Review by Independent Accountants
--------------------------------


     The "Independent Accountants' Report" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        See AlliedSignal's most recent annual report filed on Form 10-K (Item 7A). Except for the disposition of our investment in AMP, discussed in Note 7 on page 8 of this Form 10-Q, there has been no material change in this information.

                     PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          10.5 Amendment to the AlliedSignal Inc. Incentive
               Compensation Plan for Executive Employees

          10.9 Amendment to the Salary Deferral Plan for Selected Employees of AlliedSignal Inc. and its Affiliates

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27   Financial Data Schedule

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30, 1999:

        1. On June 8, 1999, a report was filed reporting that an Agreement and Plan of Merger was entered into by AlliedSignal Inc.
             and Honeywell Inc. This report was amended by Form 8-K/A filed on July 16, 1999.

                             SIGNATURES


          Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AlliedSignal Inc.



Date:  August 12, 1999             By: /s/ Richard J. Diemer, Jr.
                                   -----------------------------
                                   Richard J. Diemer Jr.
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

                            EXHIBIT INDEX


Exhibit Number                     Description

     2                        Omitted (Inapplicable)

     3                        Omitted (Inapplicable)

     4                        Omitted (Inapplicable)

     10.5                     Amendment to the AlliedSignal Inc.
                              Incentive Compensation Plan for
                              Executive Employees

     10.9 Amendment to the Salary Deferral Plan for Selected Employees of AlliedSignal Inc. and its Affiliates

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