Form 10-Q
period 1999-09-30
ALLIEDSIGNAL INC
filed 1999-11-12
CIK 773840

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              Form 10-Q
                        _____________________


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1999
                                         ------------------
                                   OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______
                    Commission file number 1-8974
                                           ------
                           AlliedSignal Inc.
       -------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                  Delaware                              22-2640650
     ---------------------------------             ---------------------
     (State or other jurisdiction of                 (I.R.S.Employer
     incorporation or organization)                 Identification No.)

        101 Columbia Road
          P.O. Box 4000
       Morristown, New Jersey                          07962-2497
---------------------------------------               -------------------
  (Address of principal executive offices)             (Zip Code)

                            (973)455-2000
        --------------------------------------------------------
        (Registrant's telephone number, including area code)

                               NOT APPLICABLE
        --------------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                            NO
                -----                             -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
Class of Common Stock                               September 30,1999
-----------------------                          ----------------------
    $1 par value                                    552,601,386 shares

                          AlliedSignal Inc.

                                Index
                                -----

                                                                  Page No.
                                                                  --------
Part I. -      Financial Information
               ---------------------
      Item 1.  Condensed Financial Statements:

               Consolidated Balance Sheet -
                 September 30, 1999 and December 31, 1998               3

               Consolidated Statement of Income -
                 Three and Nine Months Ended September 30, 1999
                 and 1998                                               4

               Consolidated Statement of Cash Flows -
                 Nine Months Ended September 30, 1999 and 1998          5

               Notes to Financial Statements                            6

               Report on Review by Independent Accountants              11

     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of Operations       12

     Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk                                            19


Part II.    -   Other Information
                -----------------
     Item 4.   Submission of Matters to a Vote of Security Holders       20


     Item 6.   Exhibits and Reports on Form 8-K                          20


Signatures                                                               21

                       AlliedSignal Inc.
                   Consolidated Balance Sheet
                          (Unaudited)

                                       September 30,    December 31,
                                          1999             1998
                                    ------------------------------
                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents              $   981        $   712
  Accounts and notes receivable            1,984          1,993
  Inventories                              2,326          2,332
  Other current assets                       576            556
                                         -------         ------
        Total current assets               5,867          5,593
Investments and long-term
  receivables                                436          1,488
Property, plant and equipment              9,317          9,358
Accumulated depreciation and
  amortization                            (4,965)        (4,961)
Cost in excess of net assets of
  acquired companies - net                 3,094          2,999
Other assets                               1,204          1,083
                                         -------        -------
  Total assets                           $14,953        $15,560
                                         =======        =======
LIABILITIES
Current liabilities:
  Accounts payable                       $ 1,273        $ 1,423
  Short-term borrowings                       58             80
  Commercial paper                         1,513          1,773
  Current maturities of long-term debt       195            158
  Accrued liabilities                      1,745          1,751
                                         -------        -------
    Total current liabilities              4,784          5,185

Long-term debt                             1,287          1,476
Deferred income taxes                        802            795
Postretirement benefit obligations
  other than pensions                      1,664          1,732
Other liabilities                            993          1,075

SHAREOWNERS' EQUITY
Capital - common stock issued                716            716
        - additional paid-in capital       3,323          2,982
Common stock held in treasury, at cost    (4,265)        (3,413)
Accumulated other nonowner changes          (270)           (70)
Retained earnings                          5,919          5,082
                                           ------        -------
        Total shareowners' equity          5,423          5,297
                                          ------          -----
  Total liabilities and shareowners'
        equity                           $14,953        $15,560
                                         =======        ========

The Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                  Consolidated Statement of Income
                             (Unaudited)

                                Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                ------------------   ------------------
                                 1999     1998     1999      1998
                                 ----     ----     ----      ----
                            (Dollars in millions except per share amounts)

Net sales                      $3,838   $3,741  $11,252    $11,256
                               ------   ------  -------    -------
Cost of goods sold              2,976    2,838    8,730      8,596
Selling, general and
  administrative expenses         372      396    1,171      1,200
Gain on sale of strategic
  business unit                  (106)      -      (106)        -
                                 -----    ----    ------   -------
     Total costs and expenses   3,242    3,234    9,795      9,796
                                -----    -----    -----    -------
Income from operations            596      507    1,457      1,460
Equity in income of affiliated
  companies                        16       19       12         82

Other income (expense)             (5)      (8)     287         (9)
Interest and other financial
  charges                         (33)     (38)    (107)      (104)
                                 -----     ----    -----      -----

Income before taxes on income     574      480    1,649      1,429

Taxes on income                   188      151      528        450
                                 ----     ----    -----      -----
Net income                     $  386   $  329   $1,121     $  979
                               ======   ======   ======     ======
Earnings per share of common
  stock - basic                $  .70   $  .59   $ 2.03     $ 1.74
                               ======   ======   ======     ======
Earnings per share of common
  stock - assuming dilution    $  .69   $  .58   $ 1.98     $ 1.70
                               ======   ======   ======     ======
Cash dividends per share of
  common stock                 $  .17   $  .15   $  .51     $  .45
                               ======   ======   ======     ======


  The Notes to Financial Statements are an integral part of this statement.

                          AlliedSignal Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                            ------------
                                                           1999        1998
                                                           ----        ----
                                                         (Dollars in millions)
Cash flows from operating activities:
      Net income                                           $1,121    $ 979
      Adjustments to reconcile net income to net
      cash provided by operating activities:
      Gain on sale of strategic business unit                (106)      --
      Gain on disposition of investment in AMP Incorporated  (268)      --
      Repositioning and other charges                         347       --
      Depreciation and amortization                           443      453
      Undistributed earnings of equity affiliates             (12)       7
      Deferred income taxes                                   129      153
      (Increase) decrease in accounts and notes receivable    (80)     150
      Decrease (increase) in inventories                        8     (142)
      (Increase) decrease in other current assets             (21)      13
      (Decrease) in accounts payable                         (130)    (117)
      (Decrease) in accrued liabilities                      (142)    (415)
      Net taxes paid on sales of businesses and investments  (185)    (195)
      Other                                                   (49)     (68)
                                                            ------    -----
      Net cash provided by operating activities             1,055      818
                                                            -----    -----
Cash flows from investing activities:
     Expenditures for property, plant and equipment          (408)    (445)
     Proceeds from disposals of property, plant and
       equipment                                               30       51
     (Increase) in investments                                 (3)      --
     Cash paid for acquisitions                              (681)    (335)
     Disposition of investment in AMP Incorporated          1,164      --
     Proceeds from sales of businesses                        637      281
     Decrease in short-term investments                        -       430
                                                             ----     -----
     Net cash provided by (used for) investing activities     739      (18)
                                                             ----     -----
Cash flows from financing activities:
     Net (decrease) in commercial paper                      (260)     (74)
     Net (decrease) in short-term borrowings                  (25)     (12)
     Proceeds from issuance of common stock                   234      122
     Proceeds from issuance of long-term debt                   6      413
     Payments of long-term debt                              (190)    (261)
     Repurchases of common stock                           (1,006)    (779)
     Cash dividends on common stock                          (284)    (254)
                                                           -------    -----
     Net cash (used for) financing activities              (1,525)    (845)
                                                           -------    -----
Net increase (decrease) in cash and cash equivalents          269      (45)
Cash and cash equivalents at beginning of year                712      611
                                                           ------    ------
Cash and cash equivalents at end of period                 $  981     $566
                                                           ======     =====


  The Notes to Financial Statements are an integral part of this statement.

                            AlliedSignal Inc.
                    Notes to Financial Statements
                             (Unaudited)
           (Dollars in millions except per share amounts)

Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of AlliedSignal Inc. and its consolidated subsidiaries at September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three- and nine-month periods ended September 30, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

The financial information as of September 30, 1999 should be read in conjunction with the financial statements contained in AlliedSignal's Form 10-K Annual Report for 1998.

Note 2.  Accounts and notes receivable consist of the following:

                                        September 30,  December 31,
                                             1999        1998
                                             ----        ----
          Trade                            $1,665       $1,554
          Other                               360          476
                                           ------       ------
                                            2,025        2,030
          Less - Allowance for doubtful
                 accounts and refunds         (41)         (37)
                                           -------       ------
                                           $1,984       $1,993
                                           ======       ======

Note 3. Inventories consist of the following:

                                         September 30, December 31,
                                             1999         1998
                                            ------       -----
          Raw materials                     $  636       $  568
          Work in process                      628          655
          Finished products                  1,101        1,174
          Supplies and containers               95           96
                                             -----        -----
                                             2,460        2,493
          Less - Progress payments             (31)         (54)
                 Reduction to LIFO cost basis (103)        (107)
                                             ------      -------
                                            $2,326       $2,332
                                            ======       ======


Note 4. Total nonowner changes in shareowners' equity for the three and nine months ended September 30, 1999 and 1998 were $391 and $921 million and $380 and $989 million, respectively. Nonowner changes in shareowners' equity consist of net income, foreign currency translation adjustments and unrealized holding gains and losses on marketable securities.

Note 5.  Segment financial data follows:
                           Three Months Ended September 30,
                           ---------------------------------------
                          Net Sales         Income from Operations
                         ---------------    -------------------------
                        1999      1998          1999       1998
                        ----      ----          ----       ----
Aerospace Systems     $1,191     $1,242       $  290     $   259
Specialty Chemicals
& Electronic Solutions   590        541           52          72
Turbine Technologies     996        900          173         103
Performance Polymers     437        436           36          69
Transportation Products  615        609 (a)       48          28 (a)
Corporate & Unallocated    9         13 (a)      (24)        (24)(a)
Other                      -          -           21 (b)       -
                        -----     ------       -----      -------
                      $3,838     $3,741       $  596     $   507
                      ======     ======       ======     =======

                           Nine Months Ended September 30,
                      -------------------------------------------------------
                          Net Sales         Income from Operations
                      ----------------     -----------------------------------
                        1999     1998           1999        1998
                        ----     ----           ----        ----
Aerospace Systems     $3,543    $3,576        $  740      $  655
Specialty Chemicals
& Electronic Solutions 1,635     1,728           212         283
Turbine Technologies   2,861     2,641           484         294
Performance Polymers   1,361     1,494           170         234
Transportation
  Products             1,823     1,764(a)        138          79 (a)
Corporate & Unallocated   29        53(a)        (86)        (85)(a)
Other                      -         -          (201)(b)       -
                       -----      -----         -----        -----
                     $11,252   $11,256        $1,457      $1,460
                     =======   =======        ======      ======

(a) Reclassified to conform to 1999 presentation. Net sales and income from operations related to residual contracts of the divested Safety Restraints business are now reported in Corporate & Unallocated.
(b) Represents the repositioning and other charges and the gain on the sale of our Laminate Systems business. See Notes 8 and 9.

Note 6. The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 1999 and 1998 follow:

                                  Three Months       Nine Months
                           ---------------------    ------------------------
                                            Per                       Per
                                   Average  Share           Average   Share
                         Income    Shares   Amount   Income Shares    Amount
                         ------    ------   ------   ------  ------   ------
1999
----
Earnings per share of
  common stock - basic    $386    551.8      $.70              553.4  $ 2.03
Dilutive securities:
  Stock options                    12.0              $1,121     12.1
  Restricted stock units             .5                           .5
                          ----    -----      ----    ------   -----   ------
Earnings per share of
  common stock
  assuming dilution       $386    564.3      $.69    $1,121    566.0  $ 1.98
                          ====    =====      ====    ======    =====  ======

                                  Three Months                 Nine Months
                         ---------------------------   ----------------------
                                            Per                       Per
                                   Average  Share            Average  Share
                         Income    Shares   Amount    Income Shares   Amount
                         ------    ------   ------    ------ -------  ------
1998
----
Earnings per share of
  common stock - basic    $329      560.0     $.59      $979   562.5  $1.74
Dilutive securities:
  Stock options                      10.6                       12.4
  Restricted stock units               .9                         .8
                         -----      ------    -----      ---    ----   -----
Earnings per share of
  common stock -
  assuming dilution       $329      571.5     $.58      $979    575.7  $1.70
                          ====      ======    ====      ====    =====  ======

The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 1999 and 1998, the number of stock options not included in the computations were .7 million and .8 million, and 2.0 million and 1.9 million, respectively.

Note 7. In April 1999, AlliedSignal reached an agreement with Tyco International Ltd. (Tyco) and AMP Incorporated (AMP), settling AMP's claim to the gain AlliedSignal realizes on the disposition of its investment in AMP common stock. AlliedSignal made a payment to AMP of $50 million, and the parties released all claims that they had against each other relating to AMP. Subsequently, AlliedSignal converted its investment in AMP common stock into Tyco common stock and sold the Tyco common stock for net cash proceeds of $1.2 billion. The resulting second quarter pretax gain of $268 million (after-tax $161 million, or $0.29 per share), net of the settlement payment, is included as part of Other Income (Expense).

Note 8. In September 1999, AlliedSignal sold its Laminate Systems business to Rutgers AG for approximately $425 million in cash. The Laminate Systems business had annual revenues of about $400 million. The sale of the Laminate Systems business resulted in a third quarter pretax gain of $106 million (after-tax $59 million, or $0.11 per share).

Note 9. In both the second and third quarters of 1999, AlliedSignal approved repositioning plans designed to enhance our competitiveness and productivity and improve future profitability.

The second quarter repositioning plan included the organizational realignment of our aerospace businesses to strengthen market and customer focus and to simplify its business structure; the elimination of an unprofitable product line and rationalization of manufacturing capacity in the Polymers business; and related workforce reductions in these businesses. The plan also included workforce reductions in the Friction Materials, Specialty Chemicals and Turbocharging Systems businesses. In total, we will be eliminating approximately 1,200 positions worldwide, primarily in manufacturing and administrative functions. The repositioning plan is expected to be completed by December 31, 1999. In connection with the repositioning plan, in the second quarter of 1999, we recorded a pretax charge of $75 million. The components of this charge included severance costs of $38 million, asset writedowns of $36 million, and other exit costs of $1 million.

The third quarter repositioning plan included a reduction in infrastructure in the Turbocharging Systems business; the closing of a wax refinery in the Specialty Chemicals business; and related workforce reductions in these businesses. The plan also included workforce reductions in the Aerospace Engines, Aerospace Equipment Systems, Polymers and
Friction Materials businesses. In total, we will be eliminating approximately 1,500 positions worldwide, primarily in manufacturing and administrative functions.  The repositioning plan is expected to be completed by March 31, 2000.  In connection with the
repositioning plan, in the third quarter of 1999, we recorded a pretax charge of $78 million.  The components of this charge included severance costs of $46 million, asset writedowns of $23 million, and other exit costs of $9 million.
The following table summarizes the costs associated with the 1999 repositioning actions:
                              1999         Utilized      September 30,
                          Repositioning       In             1999
                             Charges         1999        Reserve Balance
                             -------         ----        ---------------

     Severance costs           $84           ($11)            $73
     Asset writedowns           59            (59)              -
     Other exit costs           10              -              10
                               ---           -----           -----
        Total                 $153           ($70)            $83
                              ====           =====            ===

In the second quarter of 1999, we also recognized other charges consisting of losses on aerospace engine maintenance contracts and a cancellation penalty totaling $45 million, customer and employee claims of $29 million, and other asset impairments and write-offs, including inventory, of $73 million. In the third quarter of 1999, other charges of $7 million relating to asset impairments were also recorded.

Repositioning and other charges totaling $222 million in the second quarter of 1999 and $85 million in the third quarter of 1999 were included as part of cost of goods sold. Equity in income of affiliated companies in the second quarter of 1999 included a $36 million charge resulting from an other than temporary decline in value of an equity investment due to a significant deterioration in market conditions. Equity in income of affiliated companies in the third quarter of 1999 included a $4 million charge relating to an equity investee's severance actions. The total pretax impact of the repositioning and other charges was $89 million (after-tax $54 million, or $0.10 per share) for the three months ended September 30, 1999 and $347 million (after-tax $210 million, or $0.38 per share) for the nine months ended September 30, 1999.

Note 10. On June 4, 1999, AlliedSignal entered into a merger agreement with Honeywell Inc. (Honeywell). Under the terms of the merger agreement, each share of Honeywell common stock will be exchanged for 1.875 shares of AlliedSignal common stock. As of the end of the third quarter of 1999, based on approximately 128 million Honeywell shares outstanding and AlliedSignal's stock price, the transaction is valued at approximately $14 billion and will be accounted for as a pooling of interests. The new company will have annual revenues of about $25 billion and will assume approximately
$1.5 billion of Honeywell debt. The transaction was approved by AlliedSignal's and Honeywell's shareowners on September 1, 1999 and remains subject to regulatory reviews and other conditions. On
November 8, 1999, the U.S. Department of Justice filed a consent decree in federal court which would permit consummation of the proposed transaction with Honeywell. The companies continue to focus on obtaining clearance from the European Commission. The transaction is expected to close in the fourth quarter of 1999. Upon completion of the transaction, the name of our company will be changed from AlliedSignal Inc. to Honeywell International Inc. The merger agreement provides for payment of termination fees of up to $350 million under certain circumstances. AlliedSignal and Honeywell also have entered into option agreements pursuant to which, under certain circumstances, AlliedSignal may purchase approximately 19.9% of Honeywell's outstanding common stock for $109.453 per share and Honeywell may purchase approximately 19.9% of AlliedSignal's outstanding common stock for $58.375 per share.

             Report on Review by Independent Accountants
             -------------------------------------------

To the Shareowners and Directors
of AlliedSignal Inc.

We have reviewed the accompanying consolidated balance sheet of AlliedSignal Inc. and its subsidiaries as of September 30, 1999, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



 PricewaterhouseCoopers LLP
 Florham Park, NJ
 November 9, 1999

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------------------

A.   Results of Operations - Third Quarter 1999 Compared with Third
     Quarter 1998
     ----------------------------------------------------------------

  Net sales in the third quarter of 1999 were $3,838 million, an increase of $97 million, or 3%, compared with the third quarter of 1998. The increase resulted from volume gains of $164 million and from acquisitions of $114 million. Lower sales resulting from divested businesses of $97 million, lower selling prices of $65 million and the impact of foreign exchange of $19 million were a partial offset.

  Income from operations in the third quarter of 1999 was $596 million. As discussed in Notes 8 and 9 on page 8 of this Form 10-Q, income from operations includes $106 million relating to the gain on the sale of our Laminate Systems business and $85 million relating to repositioning and other charges. The net effect of these items increased income from operations by $21 million in the current quarter. Income from operations in the third quarter of 1998 was $507 million. Operating margin for the third quarter of 1999 was 15.5%. The impact of the gain on the sale of our Laminate Systems business and the repositioning and other charges increased operating margin by 0.5%. Operating margin for the third quarter of 1998 was 13.6%. Income from operations is discussed in detail by segment in the Review of Business Segments section below.

  The repositioning charge of $78 million in the third quarter of 1999 represents the cost of actions designed to enhance our competitiveness and productivity and improve future profitability. The repositioning actions included a reduction in infrastructure in the Turbocharging Systems business; the closing of a wax refinery in the Specialty Chemicals business; and related workforce reductions in these businesses. The actions also included workforce reductions in the Aerospace Engines, Aerospace Equipment Systems, Polymers and Friction Materials businesses. The cost of the repositioning actions will be financed through the cash proceeds from the disposition of our Laminate Systems business and we do not anticipate any significant impact on liquidity as a result of the repositioning actions. The repositioning actions are expected to be completed by March 31, 2000 and are expected to generate improvements in pretax income of approximately $100 million annually primarily from lower personnel-related costs.

  Equity in income of affiliated companies of $16 million in the third quarter of 1999 was $3 million lower compared with the third quarter of 1998 due primarily to the charge of $4 million relating to severance actions at the UOP process technology joint venture (UOP).

  Interest and other financial charges of $33 million in the third quarter of 1999 decreased by $5 million, or 13%, compared with the third quarter of 1998. The decrease reflects higher average debt outstanding during the current quarter versus the comparable period in the prior year which was more than offset by lower interest rates and tax interest expense.

  Net income of $386 million, or $0.69 per share, in the third quarter of 1999 was 17% higher than the prior year's third quarter net income of $329 million, or $0.58 per share. Net income in the third quarter of 1999, adjusted for the gain on the disposition of our Laminate Systems business and the repositioning and other charges, was $381 million, or $0.68 per share, an increase of 16% over the prior year. The higher net income in the third quarter of 1999 was the result of improved earnings for Turbine Technologies, Aerospace Systems and Transportation

Products. Performance Polymers and Specialty Chemicals & Electronic Solutions had lower earnings.

Review of Business Segments
---------------------------

     The results of the Business Segments do not include the gain on the disposition of our Laminate Systems business and the repositioning and other charges.

     Aerospace Systems sales of $1,191 million in the third quarter of 1999 were $51 million, or 4%, lower compared with the third quarter of 1998. Excluding the adverse impact on sales resulting from a change from prime contractor to sub-contractor on a government technical services contract and divestitures, sales in the third quarter of 1999 were flat compared with the comparable quarter of 1998. Continued strong sales growth in flight safety products and repair and overhaul services were offset by lower sales to commercial air transport manufacturers.

     Aerospace Systems income from operations of $290 million in the third quarter of 1999 increased by $31 million, or 12%, compared with the third quarter of 1998 due principally to ongoing cost-structure improvements and increased sales of higher margin flight safety products and aftermarket services.

     Specialty Chemicals & Electronic Solutions sales of $590 million in the third quarter of 1999 were $49 million, or 9%, higher compared with the comparable quarter of 1998. Higher sales due to the acquisition of Johnson Matthey Electronics in August 1999 were partially offset by divestitures, principally the Laminate Systems business.

     Specialty Chemicals & Electronic Solutions income from operations of $52 million in the third quarter of 1999 decreased by $20 million, or 28%, compared with the third quarter of 1998. The decrease resulted primarily from higher expenses associated with the development of new products in the electronic materials and pharmaceutical fine chemicals businesses and the negative impact of pricing pressures. Operating losses incurred in the Johnson Matthey Electronics business due to excess capacity at a major facility also contributed to the decrease.

     Turbine Technologies sales of $996 million in the third quarter of 1999 were $96 million, or 11%, higher compared with the third quarter of 1998. Sales for aerospace engines increased moderately due to higher sales of helicopter engines to the military and increased sales in the regional, business and military aftermarket. Lower sales to the commercial air transport aftermarket were a partial offset. Sales of turbochargers increased significantly due primarily to continued strong sales in Europe reflecting the turbodiesel's increased penetration of the passenger car market.

     Turbine Technologies income from operations of $173 million in the third quarter of 1999 increased by $70 million, or 68%, compared with the third quarter of 1998. The increase principally reflects a significantly reduced cost structure and improved sales of higher margin aftermarket products and services in the aerospace engines business. Higher sales of turbochargers, particularly in Europe, also contributed to the increase.

     Performance Polymers sales were $437 million in the third quarter of 1999 compared with $436 million in the third quarter of 1998. Higher sales of engineered plastics used in automotive applications and specialty films products used in pharmaceutical packaging and consumer products were offset by lower sales for carpet fibers and textile and industrial nylon.

     Performance Polymers income from operations of $36 million in the third quarter of 1999 was lower by $33 million, or 48%, compared with the same period in the prior year. The decrease principally reflects weak demand for textile and industrial nylon, pricing pressures at performance fibers, carpet fibers and engineering plastics and higher raw material costs. Increased sales volume of polyester, specialty films and engineering plastics and an improved cost structure were partial offsets.

     Transportation Products sales were $615 million in the third quarter of 1999 compared with $609 million in the third quarter of 1998. Truck Brake Systems sales continued to be strong, driven primarily by increased truck builds. Sales of Prestone products also improved significantly. Lower sales for Friction Materials were a partial offset.

     Transportation Products income from operations of $48 million in the third quarter of 1999 improved by $20 million, or 71%, compared with the third quarter of 1998. The increase reflects higher unit volume growth particularly in Truck Brake Systems, stronger pricing for Prestone's products and cost-structure improvements.

B.   Results of Operations - Nine Months 1999 Compared with Nine Months 1998
    ------------------------------------------------------------------------

     Net sales in the first nine months of 1999 were $11,252 million, a decrease of $4 million compared with the first nine months of 1998. The decrease resulted from divested businesses of $467 million, lower selling prices of $176 million and the impact of foreign exchange of $31 million. Higher sales resulting from volume gains of $364 million and from acquisitions of $306 million were a partial offset.

     Income from operations in the first nine months of 1999 was $1,457 million. As discussed in Notes 8 and 9 on page 8 of this Form 10-Q, income from operations includes $106 million relating to the gain on the sale of our Laminate Systems business and $307 million relating to repositioning and other charges. The net effect of these items reduced income from operations by $201 million in the first nine months of 1999. Income from operations in the first nine months of 1998 was $1,460 million. Operating margin for the first nine months of 1999 was 12.9%. The impact of the gain on the sale of our Laminate Systems business and the repositioning and other charges reduced operating margin by 1.8%. Operating margin for the first nine months of 1998 was 13.0%. Income from operations is discussed in detail by segment in the Review of Business Segments section below.

     Repositioning charges totaling $153 million in the nine months ended September 30, 1999 represent the cost of actions designed to enhance our competitiveness and productivity and improve future profitability. The repositioning actions included the organizational realignment of our aerospace businesses to strengthen market and customer focus and simplify its business structure; the elimination of an unprofitable product line and rationalization of manufacturing capacity in the Polymers business; a reduction in infrastructure in the Turbocharging Systems business; the closing of a wax refinery in the Specialty Chemicals business; and related workforce reductions in these businesses. The actions also included workforce reductions in the Aerospace Engines, Aerospace Equipment Systems, Turbocharging Systems, Friction Materials, Polymers and Specialty Chemicals businesses. The cost of the repositioning actions will be financed through the net cash proceeds from the dispositions of our investment in AMP and our Laminate Systems business. We do not anticipate any significant impact on liquidity as a result of the repositioning actions. The repositioning actions are expected to be completed by March 31, 2000 and are expected to generate improvements in pretax income of approximately $175 million annually primarily from lower personnel-related costs.

     Equity in income of affiliated companies of $12 million in the first nine months of 1999 was $70 million lower compared with the first nine months of 1998. The decrease relates to lower earnings from UOP and charges totaling $40 million relating to a severance action and an asset impairment. See Note 9 on page 8 of this Form 10-Q for further discussion of these charges.

     Other income (expense), $287 million of income in the first nine months of 1999, increased by $296 million compared with the first nine months of 1998. The increase reflects the net gain on the disposition of our investment in AMP, higher investment income and a favorable impact of foreign exchange hedging. Higher minority interest expense was a partial offset.

     Interest and other financial charges of $107 million in the first nine months of 1999 increased by $3 million, or 3%, compared with the first nine months of 1998. The increase reflects higher average debt outstanding during the first nine months of 1999 versus the comparable period in the prior year partially offset by lower interest rates and tax interest expense.

     Net income of $1,121 million, or $1.98 per share, in the first nine months of 1999 was 15% higher than the prior year's first nine months net income of $979 million, or $1.70 per share. Net income in the first nine months of 1999, adjusted for the gains on the dispositions of our Laminate Systems business and of our investment in AMP and the repositioning and other charges, was $1,111 million, or $1.96 per share, an increase of 13% over the prior year. The higher net income in the first nine months of 1999 was the result of improved earnings for Turbine Technologies, Aerospace Systems and Transportation Products. Specialty Chemicals & Electronic Solutions and Performance Polymers had lower earnings.

Review of Business Segments
----------------------------

     The results of the Business Segments do not include the gains on the dispositions of our Laminate Systems business and of our investment in AMP and the repositioning and other charges.

     Aerospace Systems sales of $3,543 million in the first nine months of 1999 were $33 million, or 1%, lower compared with the first nine months of 1998. The decrease reflects the adverse impact on sales resulting from a restructuring of a government technical services contract, the divestiture of the communications business and lower sales to commercial air transport manufacturers. This decrease was partially offset by strong sales of flight safety products, higher aftermarket sales and the acquisition of a controlling interest in the Normalair-Garrett Ltd. environmental controls joint venture in June 1998.

     Aerospace Systems income from operations of $740 million in the first nine months of 1999 increased by $85 million, or 13%, compared with the first nine months of 1998 due principally to ongoing cost structure improvements and increased sales of higher margin aftermarket and flight safety products.

     Specialty Chemicals & Electronic Solutions sales of $1,635 million in the first nine months of 1999 decreased by $93 million, or 5%, compared with the first nine months of 1998 due to divestitures, principally the environmental catalyst business. Higher sales due to the acquisition of Johnson Matthey Electronics were a partial offset.

     Specialty Chemicals & Electronic Solutions income from operations of $212 million in the first nine months of 1999 decreased by $71 million, or 25%, compared with the first nine months of 1998. The decrease resulted primarily from divestitures, the negative impact of pricing pressures and higher expenses associated with new product development. An improved cost structure was a partial offset.

     Turbine Technologies sales of $2,861 million in the first nine months of 1999 were $220 million, or 8%, higher compared with the first nine months of 1998. The increase principally reflects continued strong sales of turbochargers, particularly in Europe. Higher sales of propulsion engines and aftermarket products and services also contributed to the increase. Lower sales to the commercial air transport aftermarket and a decrease in original equipment sales to the military were a partial offset.

     Turbine Technologies income from operations of $484 million in the first nine months of 1999 increased by $190 million, or 65%, compared with the first nine months of 1998. The increase reflects significantly higher sales of turbochargers and improved sales of higher margin aftermarket products and services in the aerospace engines business. An improved cost structure, particularly in the aerospace engines business, the redeployment of assets to support development of the turbogenerator and AS900 engine and technology licensing also contributed to the increase.

     Performance Polymers sales of $1,361 million in the first nine months of 1999 were $133 million, or 9%, lower compared with the same period in the prior year. The decrease primarily reflects the loss of sales resulting from the divestiture of the phenol business and the exiting of the European carpet fibers business in 1998 and lower sales for carpet and performance fibers. Higher sales for specialty films and engineering plastics were a partial offset.

     Performance Polymers income from operations of $170 million in the first nine months of 1999 was lower by $64 million, or 27%, compared with the same period in the prior year. The decrease principally reflects weak demand for textile and industrial nylon, pricing pressures in several businesses, higher raw material costs and prior year divestitures.

     Transportation Products sales of $1,823 million in the first nine months of 1999 increased by $59 million, or 3%, compared with the first nine months of 1998 due to increased sales for Truck Brake Systems, Fram filters and Prestone products. Lower sales for Friction Materials were a partial offset.

     Transportation Products income from operations of $138 million in the first nine months of 1999 improved by $59 million, or 75%, compared with the first nine months of 1998 due to higher sales for Truck Brake Systems, Fram filters and Prestone products. Cost structure improvements for these businesses also contributed to the increase.

C.   Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     Total assets at September 30, 1999 were $14,953 million, a decrease of $607 million, or 4%, from December 31, 1998 principally from the disposition of our investment in AMP in April 1999 and the repayment of debt with the net proceeds from the disposition.

     Cash provided by operating activities of $1,055 million during the first nine months of 1999 increased by $237 million compared with the first nine months of 1998 due principally to higher net income.

     Cash provided by investing activities of $739 million during the first nine months of 1999 increased by $757 million compared with the first nine months of 1998. The increase relates principally to the proceeds from the dispositions of our Laminate Systems business and of our investment in AMP. Higher spending for acquisitions, mainly Johnson Matthey Electronics, and the liquidation in the prior year of short-term investments to fund acquisitions and repurchases of our common stock were a partial offset.

     On June 4, 1999, AlliedSignal entered into a merger agreement with Honeywell Inc. The transaction is discussed in further detail in Note 10 on page 9 of this Form 10-Q.

     In September 1999, AlliedSignal sold its Laminate Systems business to Rutgers AG for approximately $425 million in cash. The Laminate Systems business had annual revenues of about $400 million.
In August 1999, AlliedSignal completed the acquisition of Johnson
Matthey Electronics, a division of Johnson Matthey Plc, for approximately $655 million in cash. Johnson Matthey Electronics is a leading supplier of materials to the semiconductor and microelectronics industries and has annual sales of approximately
$670 million. On October 31, 1999, AlliedSignal entered into a definitive merger agreement to acquire TriStar Aerospace Co.
(TriStar) for $9.50 per share in cash. On November 5, 1999, a wholly-owned subsidiary of AlliedSignal commenced a tender offer to acquire all of the outstanding shares of TriStar for approximately
$296 million, which includes the assumption of approximately $107 million of TriStar debt. TriStar is a distributor of aerospace fasteners, fastening systems and related hardware and a provider of customized inventory management services to the aerospace industry and has annual sales of approximately $200 million.

     AlliedSignal continuously assesses the relative strength of each business in its portfolio as to strategic fit, market position and profit contribution in order to upgrade its combined portfolio and identify operating units that will most benefit from increased investment. AlliedSignal identifies acquisition candidates that will further its strategic plan and strengthen its existing core businesses. AlliedSignal also identifies operating units that do not fit into its long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action subject to regulatory constraints. During the first nine months of 1999, AlliedSignal sold certain non-strategic businesses and other assets.

     Cash used for financing activities of $1,525 million during the first nine months of 1999 increased by $680 million compared with the comparable period in the prior year. The increase relates to higher net payments of debt of $535 million and an increase of $115 million in net stock repurchases. Cash dividends paid were also $30 million, or 12%, higher in the current year. Long-term debt on September 30, 1999 was $1,287 million, a decrease of $189 million, or 13%, compared with year-end 1998. Total debt of $3,053 million at September 30, 1999 was $434 million, or 12%, lower than at December 31, 1998. The decrease relates to the repayment of debt with the net proceeds from the liquidation of our investment in AMP. Total debt as a percent of capital at September 30, 1999 was 33.2%, compared with 36.7% at year-end 1998.

     During the first six months of 1999, AlliedSignal repurchased
18.9 million shares of common stock for $966 million in connection with its stock repurchase programs. As a result of the pending merger with Honeywell, effective June 4, 1999, AlliedSignal rescinded its share repurchase programs.

D.   Other Matters
     -------------
     Year 2000
     ---------
     Computer programs and embedded computer chips that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. AlliedSignal has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem.

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

     Our estimate of the total cost for Year 2000 compliance is $135 million, of which approximately $133 million has been incurred through September 30, 1999. This estimate does not include our potential share of costs for Year 2000 issues by partnerships and joint ventures in which we participate but are not the operator. Incremental spending has not been and is not expected to be material because most Year 2000 compliance costs have been met with amounts that are normally budgeted for procurement and maintenance of our information systems and production and facilities equipment. The redirection of spending from procurement of information systems and production and facilities equipment to implementation of Year 2000 compliance plans may have in some instances delayed productivity improvements.

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

                     PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
     At the Special Meeting of Shareowners of AlliedSignal held on September 1, 1999, the following matters set forth in AlliedSignal's/ Honeywell's Joint Proxy Statement dated July 23, 1999, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

                         (1) A proposed merger to be implemented pursuant to an Agreement and Plan of Merger, dated as of June 4, 1999, among AlliedSignal Inc., Honeywell Inc. and a subsidiary of AlliedSignal Inc., including the related issuance of shares of common stock, was approved with 428,828,716 votes cast FOR, 9,123,266 votes cast
     AGAINST, 2,329,545 abstentions and no broker non-votes;
                         (2) A proposal to amend AlliedSignal's certificate of incorporation to increase the number of authorized shares of common stock from one billion to two billion shares, to increase the number of authorized shares of preferred stock from 20 million to 40 million shares and to eliminate several series of preferred stock not currently outstanding was approved with 323,636,136 votes cast FOR, 113,001,998 votes cast AGAINST, 3,643,393 abstentions and no broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27   Financial Data Schedule

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 1999:

         1. On July 16, 1999 a report on Form 8-K/A was filed amending a June 8, 1999 report relative to an Agreement and Plan of Merger entered into by AlliedSignal Inc. and Honeywell Inc.;
         2. On July 16, 1999 a report was filed reporting the results of operations for the three-month and six-month periods ended June 30, 1999 for AlliedSignal Inc.;
         3. On September 2, 1999 a report was filed reporting an amendment of the restated certificate of incorporation of AlliedSignal Inc.

                             SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AlliedSignal Inc.

Date:  November 10, 1999           By: /s/ Richard J. Diemer, Jr.
                                   ------------------------------
                                   Richard J. Diemer Jr.
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

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