Form 10-K405
period 1999-12-31
HONEYWELL INTERNATIONAL INC
filed 2000-02-23
CIK 773840

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

                  For the fiscal year ended December 31, 1999
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from    to

                         Commission file number 1-8974

                          HONEYWELL INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                                   22-2640650
---------------------------------------                      ------------------------------------
    (State or other jurisdiction of                                    (I.R.S. Employer
    incorporation or organization)                                   Identification No.)

           101 Columbia Road
             P.O. Box 4000
        Morristown, New Jersey                                            07962-2497
---------------------------------------                      ------------------------------------
    (Address of principal executive                                       (Zip Code)
                offices)

Registrant's telephone number, including area code (973)455-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                                    Name of Each Exchange
          Title of Each Class                                        on Which Registered
---------------------------------------                      ------------------------------------
Common Stock, par value $1 per share*                              New York Stock Exchange
                                                                    Chicago Stock Exchange
                                                                       Pacific Exchange
Money Multiplier Notes due 2000                                    New York Stock Exchange
9 7/8% Debentures due June 1, 2002                                 New York Stock Exchange
9.20% Debentures due                                               New York Stock Exchange
  February 15, 2003
Zero Coupon Serial Bonds due 2000-2009                             New York Stock Exchange
9 1/2% Debentures due June 1, 2016                                 New York Stock Exchange

---------

*  The common stock is also listed for trading on the London stock exchange.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $45.9 billion at December 31, 1999.

There were 795,133,694 shares of Common Stock outstanding at December 31, 1999.

                      Documents Incorporated by Reference
       Part I and II: Annual Report to Shareowners for the Year Ended December 31, 1999.
       Part III: Proxy Statement for Annual Meeting of Shareowners to be held May 1, 2000.

________________________________________________________________________________
________________________________________________________________________________

                          HONEYWELL INTERNATIONAL INC.

                             CROSS REFERENCE SHEET

                                                                                     Page(s) in
Form 10-K                       Heading(s) in Annual Report to Shareowners for         Annual
Item No.                                 Year Ended December 31, 1999                  Report
---------                       ----------------------------------------------       ----------
  1.  Business                  Note 23. Segment Financial Data ...............          59
                                Note 24. Geographic Areas -- Financial Data....          60
                                Management's Discussion and Analysis...........       20, 24, 26,
                                                                                      28 and 31
  3.  Legal Proceedings         Note 21. Commitments and Contingencies.........          55
  5.  Market for the Regis-     Note 26. Unaudited Quarterly Financial
      trant's Common Equity       Information..................................          61
      and Related Stock-        Selected Financial Data........................          30
      holder Matters
  6.  Selected Financial Data   Selected Financial Data........................          30
  7.  Management's              Management's Discussion and Analysis...........      20, 24, 26,
      Discussion and Analysis                                                         28 and 31
      of Financial Condition
      and Results of
      Operations
 7A.  Quantitative and          Management's Discussion and Analysis...........          35
      Qualitative Disclosure
      About Market Risk
  8.  Financial Statements and  Report of Independent Accountants..............          39
      Supplementary Data
                                Consolidated Statement of Income...............          40

                                Consolidated Balance Sheet.....................          41

                                Consolidated Statement of Cash Flows...........          42

                                Consolidated Statement of Shareowners'
                                Equity.........................................          43

                                Notes to Financial Statements..................          44

                                       Heading(s) in Proxy Statement for             Page(s) in
                                         Annual Meeting of Shareowners                  Proxy
                                            to be held May 1, 2000                    Statement
                                       ---------------------------------             ----------
 10.  Directors and Executive   Election of Directors; Voting Securities.......           *
      Officers of the
      Registrant
 11.  Executive Compensation    Election of Directors -- Compensation of
                                Directors;
                                Executive Compensation.........................           *
 12.  Security Ownership of     Voting Securities..............................           *
      Certain Beneficial
      Owners and Management

---------

* To be included in a definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                               TABLE OF CONTENTS

          ITEM                                                                                             PAGE
          ----                                                                                             ----
Part I.   1  Business....................................................................................    4
          2  Properties..................................................................................   14
          3  Legal Proceedings...........................................................................   15
          4  Submission of Matters to a Vote of Security Holders.........................................   15
          Executive Officers of the Registrant...........................................................   15

Part II.  5  Market for the Registrant's Common Equity and Related Stockholder Matters...................   16
          6  Selected Financial Data.....................................................................   16
          7  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   16
          7A  Quantitative and Qualitative Disclosure About Market Risk..................................   17
          8  Financial Statements and Supplementary Data.................................................   17
          9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   18

Part III. 10  Directors and Executive Officers of the Registrant.........................................   18(a)
          11  Executive Compensation.....................................................................   18(a)
          12  Security Ownership of Certain Beneficial Owners and Management.............................   18(a)
          13  Certain Relationships and Related Transactions.............................................   18

Part IV.  14  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   18

Signatures...............................................................................................   20

---------

 (a) These items are omitted since the Registrant will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors not later than 120 days after December 31, 1999. Certain other information relating to the Executive Officers of the Registrant appears at pages 15 and 16 of this Report.

                                    PART I.

ITEM 1. BUSINESS

    On December 1, 1999, AlliedSignal Inc. (AlliedSignal) and Honeywell Inc. (former Honeywell) completed a merger under an Agreement and Plan of Merger (Merger Agreement) dated as of June 4, 1999. Under the Merger Agreement, a wholly-owned subsidiary of AlliedSignal merged with and into the former Honeywell. As a result of the merger, the former Honeywell has become a wholly-owned subsidiary of AlliedSignal. At the effective time of the merger, AlliedSignal was renamed Honeywell International Inc. (Honeywell).

MAJOR BUSINESSES

    Honeywell is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control technologies for buildings, homes and industry, automotive products, power generation systems, specialty chemicals, fibers, plastics and electronic and advanced materials. Our operations are conducted by strategic business units, which have been aggregated under four reportable segments: Aerospace Solutions, Automation & Asset Management, Performance Materials and Power & Transportation Products. Financial information related to our reportable segments is included in Note 23 (Segment Financial Data) of Notes to Financial Statements in our 1999 Annual Report to Shareowners which is incorporated by reference.

    Following is a description of our strategic business units:

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
AEROSPACE SOLUTIONS
Engines &            Turbine propulsion          TFE731 turbofan            Business, regional              Pratt & Whitney
Systems              engines                     TPE331 turboprop            and military trainer aircraft   Canada
                                                 TFE1042 turbofan           Commercial and military         Rolls Royce/
                                                 F124 turbofan               helicopters                     Allison
                                                 LF502 turbofan             Military vehicles               Turbomeca
                                                 LF507 turbofan             Commercial and military
                                                 CFE738 turbofan             marine craft
                                                 AS907 turbofan
                                                 T53, T55 turboshaft
                                                 LT101 turboshaft
                                                 T800 turboshaft
                                                 TF40 turboshaft
                                                 TF50 turboshaft
                                                 AGT1500 turboshaft
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Auxiliary power units       Airborne auxiliary         Commercial, regional,           Pratt & Whitney
                     (APUs)                       power units                business and                    Canada
                                                 Jet fuel starters           military aircraft              Sundstrand Power
                                                 Secondary power            Ground power                     Systems
                                                  systems
                                                 Ground power units
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Industrial power            ASE 8 turboshaft           Ground based                    European Gas
                                                 ASE 40/50                   utilities, industrial           Turbines
                                                  turboshaft                 or mechanical                  Rolls Royce/
                                                 ASE 120 turboshaft          drives                          Allison
                                                                                                            Solar
                     ----------------------------------------------------------------------------------------------------------
                     Environmental control       Air management systems:    Commercial, regional            Barber Colman
                     systems                      Air conditioning           and general                    Hamilton Sundstrand
                                                  Bleed air systems          aviation aircraft              Liebherr
                                                  Cabin pressure control    Military aircraft               Lucas
                                                    systems                 Ground vehicles                 Parker Hannifin
                                                  Air purification and      Spacecraft                      Smiths
                                                    treatment                                               TAT
                                                  De-icing systems
                                                 Electrical power systems:
                                                  Power distribution and
                                                    control
                                                  Emergency power
                                                    generation
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Engine systems and          Electronic and             Commercial air transport,       Auxilec
                     accessories                  hydromechanical            regional and general aviation  B.F. Goodrich
                                                  fuel controls             Military aircraft               Chandler-Evans
                                                 Engine start systems                                       Hamilton Sundstrand
                                                 Electronic engine                                          Lockheed Martin
                                                  controls                                                  Lucas
                                                 Sensors                                                    Parker Hannifin
                                                 Electric, hydraulic and
                                                  pneumatic power
                                                  generation systems
                                                 Pumps, starters,
                                                  converters, controls,
                                                  electrical actuation
                                                  for flight surfaces
-------------------------------------------------------------------------------------------------------------------------------
Aerospace            Avionics systems            Flight safety systems:     Commercial, business            Century
Electronic                                        Enhanced Ground            and general aviation aircraft  Garmin
Systems                                             Proximity Warning       Government aviation             B.F. Goodrich
                                                    Systems (EGPWS)                                         Kaiser
                                                  Traffic Alert and                                         Litton
                                                    Collision Avoidance                                     Lockheed Martin
                                                    Systems (TCAS)                                          Narco
                                                  Windshear detection                                       Rockwell Collins
                                                    systems                                                 Sextant
                                                  Flight data and cockpit                                   Smiths
                                                    voice recorders                                         S-tec
                                                 Communication, navigation                                  Trimble/Terra
                                                  and surveillance                                          Universal
                                                  systems:
                                                  Air-to-ground telephones
                                                  Global positioning
                                                    systems
                                                  Automatic flight control
                                                    systems
                                                  Surveillance systems
                                                 Integrated systems
                                                 Flight management systems
                                                 Cockpit display systems
                                                 Data management and
                                                  aircraft performance
                                                  monitoring systems
                                                 Vehicle management
                                                  systems
                                                 Inertial sensor systems
                                                  for guidance,
                                                  stabilization,
                                                  navigation
                                                  and control
                     ----------------------------------------------------------------------------------------------------------
                     Automatic test systems      Computer-controlled        U.S. Government and             GDE Systems
                                                  automatic test systems     international logistics        Litton
                                                 Functional testers and      centers                        Lockheed Martin
                                                  ancillaries               Military aviation               Northrop Grumman
                                                 Portable test and
                                                  diagnostic systems
                                                 Advanced battery
                                                  analyzer/charger
                     ----------------------------------------------------------------------------------------------------------
                     Inertial sensor             Gyroscopes,                Military and                    Astronautics-
                                                  accelerometers, inertial   commercial vehicles             Kearfott
                                                  measurement units and     Commercial spacecraft           Ball
                                                  thermal switches           and launch vehicles            BEI
                                                                            Energy utility boring           GEC
                                                                            Transportation                  Litton
                                                                            Missiles                        Rockwell Collins
                                                                            Munitions
                     ----------------------------------------------------------------------------------------------------------
                     Radar systems               Aircraft precision         Global and U.S. airspace        Hughes
                                                  landing                    agencies                       Motorola
                                                 Ground surveillance        Military aviation               Raytheon
                                                 Target detection devices   Military missiles               Rockwell Collins
                                                                                                            Thomson-CSF
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
Aerospace            Management and technical    Maintenance/operation      U.S. and foreign government     Computer Sciences
Services             services                     and provision of space     space communications,          Dyncorp
                                                  systems, services          logistics and information      Lockheed Martin
                                                  and facilities             services                       Raytheon
                                                 Systems engineering        Commercial space ground         SAIC
                                                  and integration            segment systems and services   ITT
                                                 Information technology
                                                  services
                                                 Logistics and sustainment
                     ----------------------------------------------------------------------------------------------------------
                     Aircraft hardware           Consumable hardware,       Commercial and military         Arrow Pemco
                     distribution                 including fasteners,       aviation and space programs    Avnet
                                                  bearings, bolts and                                       Dixie
                                                  o-rings                                                   EV Roberts
                                                 Adhesives, sealants,                                       Jamaica Bearings
                                                  lubricants, cleaners                                      M&M Aerospace
                                                  and paints                                                National Precision
                                                 Electrical connectors,                                     Pentacon
                                                  switches, relays and                                      Wesco Aircraft
                                                  circuit breakers                                          W.S. Wilson
                                                 Value-added services,
                                                  repair and overhaul
                                                  kitting and point-of-use
                                                  replenishment
-------------------------------------------------------------------------------------------------------------------------------
Aircraft Landing     Landing systems             Wheels and brakes          Commercial and                  Aircraft Braking
Systems                                          Friction products           military aircraft               Systems
                                                 Brake control systems                                      Dunlop
                                                 Wheel and brake                                            B.F. Goodrich
                                                  overhaul services                                         Messier-Bugatti
                                                 Aircraft landing                                           Messier-Dowty
                                                  systems integration
-------------------------------------------------------------------------------------------------------------------------------
Federal              Management services         Maintenance/               U.S. government                 Lockheed Martin
Manufacturing &                                   operation of facilities                                   Westinghouse
Technologies                                                                                                Day and Zimmerman
-------------------------------------------------------------------------------------------------------------------------------

AUTOMATION & ASSET MANAGEMENT
Home and Building    Products                    Heating, ventilating and   Original equipment              Danfoss
Control                                           air conditioning           manufacturers                  Emerson
                                                  controls and components   Distributors                    Holmes
                                                  for homes and buildings   Contractors                     Invensys
                                                 Indoor air quality         Retailers                       Johnson Controls
                                                  products including        System integrators              Siemens
                                                  zoning, air cleaners,     Commercial customers
                                                  humidification, heat       and homeowners served
                                                  recovery and energy        by the distributor,
                                                  recovery ventilators       wholesaler, contractor,
                                                 Controls plus integrated    retail and utility channels
                                                  electronic systems for
                                                  burner, boiler and
                                                  furnaces
                                                 Security products and
                                                  systems
                                                 Consumer household
                                                  products including
                                                  heaters, fans,
                                                  humidifiers, air
                                                  cleaners and thermostats
                                                 Water controls
                     ----------------------------------------------------------------------------------------------------------
                     Solutions and services      HVAC and building control  Building managers and owners    Carrier
                                                  solutions and services    Contractors, architects and     GroupMac
                                                 Energy management           developers                     Invensys
                                                  solutions and services    Consulting engineers            Johnson Controls
                                                 Security and asset         Security directors              Local contractors
                                                  management solutions and  Plant managers                   and utilities
                                                  services                  Utilities                       Siemens
                                                 Enterprise building        Large, global corporations      Simplex
                                                  integration solutions     Public school systems           Trane
                                                 Building information       Universities
                                                  services                  Local governments
                                                 Critical environment
                                                  control solutions and
                                                  services
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
Industrial Control   Industrial automation       Advanced control software  Refining and petrochemical      Allen-Bradley
                     solutions                    and industrial             companies                      Asea Brown Boveri
                                                  automation systems for    Chemical manufacturers          Aspentech
                                                  control and monitoring    Oil and gas producers           Banner
                                                  of continuous, batch and  Food and beverage processors    Fisher-Rosemount
                                                  hybrid operations         Pharmaceutical companies        Invensys
                                                 Process control            Utilities                       Siemens
                                                  instrumentation           Film and coated producers       Yokogawa
                                                 Field instrumentation      Pulp and paper industry
                                                 Web inspection             Continuous web producers in
                                                 Production management       the paper, plastics, metals,
                                                  software                   rubber, non- wovens and
                                                 Communications systems      printing industries
                                                  for Industrial Control
                                                  equipment and systems
                                                 Consulting, networking
                                                  engineering and
                                                  installation
                     ----------------------------------------------------------------------------------------------------------
                     Sensors, electromechanical  Sensors, measurement,      Package and materials handling  Cherry
                     switches, control            control and industrial     operations                     Omron
                     components                   components                Appliance manufacturers         Phillips
                                                 Analytical                 Automotive companies            Optek
                                                  instrumentation           Aviation companies              Eaton
                                                 Recorders                  Food and beverage processors    Telemecanique
                                                 Controllers                Medical equipment               Turck
                                                 Flame safeguard equipment  Heat treat processors           Yokogawa
                                                                            Flame safeguard equipment
                                                                            Computer and business
                                                                             equipment manufacturers
                                                                            Data acquisition companies
-------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE MATERIALS
Performance          Carpet fibers               Nylon filament and         Commercial, residential and     BASF
 Polymers                                         staple yarns               specialty carpet markets       DuPont
                                                 Bulk continuous                                            Solutia
                                                  filament                                                  Rhodia
                                                 Nylon polymer
                     ----------------------------------------------------------------------------------------------------------
                     Performance fibers          Industrial nylon and       Passenger car and truck tires   Akra
                                                  polyester yarns           Passenger car and light truck   Akzo
                                                 Extended-chain              seatbelts and airbags          BASF
                                                  polyethylene composites   Broad woven fabrics             DSM
                                                 Fine denier nylon yarns    Ropes and mechanical            DuPont
                                                                             rubber goods                   Hoechst
                                                                            Luggage                         Hyosung
                                                                            Sports gear                     Kolon
                                                                            Bullet resistant vests,         Nylstar
                                                                             helmets and heavy armor        Rhodia
                                                                            Cut-resistant industrial
                                                                             upholstery and workwear
                                                                            Sailcloth
                     ----------------------------------------------------------------------------------------------------------
                     Engineering plastics        Thermoplastic nylon        Food and pharmaceutical         BASF
                                                 Thermoplastic alloys        packaging                      Bayer
                                                  and blends                Housings (e.g., electric hand   DuPont
                                                 Post-consumer               tools, chain saws)             Hoechst
                                                  recycled PET resins       Automotive components           Monsanto
                                                 Recycled nylon resins      Office furniture
                                                                            Electrical and electronics
                     ----------------------------------------------------------------------------------------------------------
                     Specialty films             Cast nylon                 Food                            DuPont of Canada
                                                 Biaxially oriented nylon   Pharmaceuticals                 Kolon
                                                  film                      Packaging and industrial        Rexam Custom
                                                 Fluoropolymer film          applications                   Toyobo
                     ----------------------------------------------------------------------------------------------------------
                     Chemical intermediates      Caprolactam                Nylon for fibers,               BASF
                                                 Ammonium sulfate            engineered resins and film     DSM
                                                 Hydroxylamine              Fertilizer ingredients          DuPont
                                                 Cyclohexanol               Specialty chemicals             Enichem
                                                 Cyclohexanone              Vitamins                        Solutia
                                                                                                            Rhodia
                                                                                                            Ube
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
Specialty Chemicals  Fluorocarbons               Genetron'r' refrigerants,  Refrigeration                   Atochem
                                                  aerosol and               Air conditioning                DuPont
                                                  insulation foam blowing   Polyurethane foam               ICI
                                                  agents                    Precision cleaning
                                                 Genesolv'r' solvents       Optical
                                                 Oxyfume sterilant gases    Metalworking
                                                                            Hospitals
                                                                            Medical equipment
                                                                             manufacturers
                     ----------------------------------------------------------------------------------------------------------
                     Hydrofluoric acid (HF)      Anhydrous and aqueous      Fluorocarbons                   Ashland
                                                  hydrofluoric acid         Steel                           Atochem
                                                                            Oil refining                    DuPont
                                                                            Chemical intermediates          Hashimoto
                                                                                                            Merck
                                                                                                            Norfluor
                                                                                                            Quimaco Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Fluorine specialties        Sulfur hexafluoride (SF6)  Electric utilities              Air Products
                                                 Iodine pentafluoride       Magnesium                       Asahi Glass
                                                  (IF5)                     Gear manufacturers              Atochem
                                                 Antimony pentafluoride                                     Ausimont
                                                  (SbF5)                                                    Kanto Denko Kogyo
                                                                                                            Solvay Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Nuclear services            UF6 conversion services    Nuclear fuel                    British Nuclear
                                                                            Electric utilities               Fuels
                                                                                                            Cameco
                                                                                                            Cogema
                                                                                                            Tennex
                     ----------------------------------------------------------------------------------------------------------
                     Pharmaceutical and          Active pharmaceutical      Agrichemicals                   Cambrex
                     agricultural chemicals       ingredients               Pharmaceuticals                 DSM
                                                 Oxime-based fine                                           Lonza
                                                  chemicals                                                 Zeneca
                                                 Fluoroaromatics
                                                 Bromoaromatics
                     ----------------------------------------------------------------------------------------------------------
                     High purity chemicals       Ultra high purity HF       Semiconductors                  LaPorte
                                                 Solvents                                                   Merck
                                                 Inorganic acids                                            Olin
                                                 High purity solvents
                     ----------------------------------------------------------------------------------------------------------
                     Industrial specialties      HF derivatives             Diverse by product type         Varies by product
                       Imaging                   Fluoroaromatics                                             line
                       Luminescence and          Photodyes
                         plastic additives       Phosphors
                       Chemical processing       Catalysts
                       Materials and             Oxime silanes
                         surface treatment
                       Sealants
                     ----------------------------------------------------------------------------------------------------------
                     Specialty waxes             Polyethylene waxes         Coatings                        BASF
                                                 Petroleum waxes and        Inks                            Clariant
                                                  blends                    Candles                         Eastman
                                                                            Tire/Rubber                     Exxon
                                                                            Personal care                   IGI
                                                                            Packaging                       Leuna
                                                                                                            Schumann-Sasol
                     ----------------------------------------------------------------------------------------------------------
                     Specialty additives         Polyethylene waxes         PVC                             Eastman
                                                 Petroleum waxes and        Plastics                        Geon
                                                  blends                                                    Henkel
                                                 PVC lubricant systems
                                                 Plastic additives
                     ----------------------------------------------------------------------------------------------------------
                     UOP (joint venture)         Processes                  Petroleum,                      ABB Lummus
                                                 Catalysts                   petrochemical, gas             Criterion
                                                 Molecular sieves            processing and                 IFP
                                                 Adsorbents                  chemical industries            Mobil
                                                 Design of process                                          Procatalyse
                                                  plants and equipment                                      Stone & Webster
                                                 Customer catalyst                                          Zeochem
                                                  manufacturing
-------------------------------------------------------------------------------------------------------------------------------
Electronic           Wafer                       Interconnect-              Semiconductors                  Applied Materials
 Materials           fabrication                  dielectrics               Microelectronics                Dow Corning
                     materials and               Interconnect-metals        Telecommunications              Tokyo-Ohka
                     services                    Global services
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Specialty                   Amorphous metal ribbons    Electrical distribution         ARMCO/Allegheny
                     electronic                   and components             transformers                   CF Lux
                     materials                   Advanced polymers          High frequency                  Gould
                                                 Copper-foils, aluminum      electronics                    Morgan/VAC
                                                  bonded copper             Metal joining                   Nippon
                                                                            Theft deterrent                 Toshiba
                                                                             systems                        Yates
                                                                            Printed circuit
                                                                             boards
                                                                            Telecommunications
                                                                            Computers
                                                                            Consumer electronics
                                                                            Semiconductors
                                                                            Microelectronics
                                                                            Assembly/Packaging
                                                                            Subcontractors
                     ----------------------------------------------------------------------------------------------------------
                     Advanced                    Ball grid arrays for chip  Computers                       Fujitsu
                     packaging                    packaging                 Telecommunications              Gore
                     substrates                                             Consumer electronics            Ibiden
                                                                                                            Kyocera
                                                                                                            Sheldahl
                     ----------------------------------------------------------------------------------------------------------
                     Advanced                    Printed circuit boards     Computers                       Hadco
                     circuits                     (PCBs); high density      Telecommunications              JVC
                                                  interconnect (HDI)        Semiconductors                  Photocircuits
                                                  solutions, sophisticated  Original equipment              Unicap
                                                  rigid PCBs, high-layer     manufacturers                  ViaSystems
                                                  count/multilayer PCBs,
                                                  standard multilayer PCBs
                                                  and laminated multi-chip
                                                  modules (MCM-L)
                     ----------------------------------------------------------------------------------------------------------
                     Electronic                  Contract electronic        Semiconductors                  Celestica
                     manufacturing                assembly                  Electronic                      Flextronics
                     services                                                manufacturing                  Jabil Circuits
                                                                            Telecommunications              SCI
                                                                            Computers                       Solectron
                                                                            Fiber-optic networks
-------------------------------------------------------------------------------------------------------------------------------
POWER & TRANSPORTATION PRODUCTS
Transportation and   Charge-air systems          Turbochargers              Passenger car, truck            Aisin Seiki
Power Systems                                    Superchargers               and off-highway                Borg-Warner
                                                 Remanufactured components   original equipment             Hitachi
                                                                             manufacturers (OEMs)           Holset
                                                                            Engine manufacturers            IHI
                                                                            Aftermarket distributors        KKK
                                                                             and dealers                    MHI
                                                                                                            Schwitzer
                     ----------------------------------------------------------------------------------------------------------
                     Thermal systems             Charge-air coolers         Passenger car, truck            Behr/McCord
                                                 Aluminum radiators          and off-highway OEMs           Modine
                                                 Aluminum cooling           Engine manufacturers            Valeo
                                                   modules                  Aftermarket distributors
                                                                             and dealers
                     ----------------------------------------------------------------------------------------------------------
                     Power generation            Microturbine generators    Users of electricity            Capstone
                                                                                                            GE/Elliot
                                                                                                            General Motors
                                                                                                            Williams
                                                                                                             International
                                                                                                            Electric Utilities
                     ----------------------------------------------------------------------------------------------------------
                     Air brake systems           Anti-lock brake            On-highway medium and           Eaton
                                                  systems (ABS)              heavy truck,                   Midland-Haldex
                                                 Air disc brakes             bus and trailer OEMs           Meritor
                                                 Air compressors            Off-highway equipment           WABCO
                                                 Air valves                  OEMs
                                                 Air dryers                 Aftermarket distributors
                                                 Actuators                   and dealers/original
                                                 Truck electronics           equipment service (OES)
                                                 Competitive
                                                  remanufactured
                                                  products
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
Consumer Products    Aftermarket                 Oil, air, fuel,            Automotive and heavy            AC Delco
Group                filters, electronic          transmission and coolant   vehicle aftermarket channels   STP/ArmorAll/
                     components and car care      filters                    and OES                         Clorox
                     products                    PCV valves                 Mass merchandisers              Bosch
                                                 Spark plugs                                                Champion
                                                 Wire and cable                                             Champ Labs
                                                 Antifreeze/coolant                                         Havoline/Texaco
                                                 Ice-fighter products                                       Mann & Hummel
                                                 Windshield washer fluids                                   NGK
                                                 Waxes, washes and                                          Peak/Old World
                                                  specialty cleaners                                         Industries
                                                                                                            Pennzoil-Quaker
                                                                                                             State
                                                                                                            Purolator/Arvin Ind
                                                                                                            Turtle Wax
                                                                                                            Various Private
                                                                                                             Label
                                                                                                            Wix/Dana
                                                                                                            Zerex/Valvoline
-------------------------------------------------------------------------------------------------------------------------------
Friction Materials   Friction materials          Disc brake pads            Automotive and heavy vehicle    Akebono
                     Aftermarket brake hard      Drum brake linings          OEMs, OES, brake               BBA Group
                     parts                       Brake blocks                manufacturers and aftermarket  Dana
                                                 Disc and drum brake         channels                       Delphi
                                                  components                Mass merchandisers              Federal-Mogul
                                                 Brake hydraulic            Installers                      ITT Automotive
                                                  components                Railway and commercial/          Italy S.r.l.
                                                 Brake fluid                 military aircraft OEMs         JBI
                                                 Aircraft brake linings      and brake manufacturers        Nisshinbo
                                                 Railway linings                                            Pagid
                                                                                                            Sumitomo
-------------------------------------------------------------------------------------------------------------------------------

RECENT DEVELOPMENTS

    As previously described on page 4 of this Form 10-K, AlliedSignal and the former Honeywell completed a merger on December 1, 1999 which was accounted for under the pooling-of-interests accounting method. On that date, the former Honeywell shareowners were entitled to receive 1.875 shares of Honeywell International Inc. common stock for each share of the former Honeywell common stock, with cash paid in lieu of any fractional shares. As a result, former Honeywell shareowners were entitled to receive approximately 241 million shares of Honeywell International Inc. common stock valued at approximately $15 billion at the merger date.

    After completion of the merger in the fourth quarter of 1999, we recognized a pretax charge of $642 million for the cost of actions designed to improve our combined competitiveness and productivity and improve future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of six sigma productivity initiatives at the former Honeywell businesses; and transition to a global shared services model. The components of the charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Planned global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions. Asset impairments principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. At year-end, approximately $9 million of redundant assets were not able to be removed from service and are currently being depreciated over their shortened useful lives. Other exit costs related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are expected to be completed by December 31, 2000.

    In 1999, we also recognized a pretax charge of $321 million for the costs of actions designed to reposition principally the AlliedSignal business units for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line and rationalization of manufacturing capacity and infrastructure in the Performance Polymers business; a reduction in infrastructure in the Turbocharging Systems business; closing a wax refinery and carbon materials plant and rationalization of manufacturing capacity in the Specialty Chemicals business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions. Asset impairments principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are expected to be completed by December 31, 2000.

    Based on our review of the operations and infrastructure of the two companies and our integration planning to date, we expect that the combined company will realize annual cost savings of at least $250 million in 2000, $575 million in 2001 and $750 million in 2002. We expect to realize at least $750 million in cost savings in 2002 as follows:

     by achieving procurement and purchasing efficiencies by utilizing AlliedSignal's and the former Honeywell's combined purchasing capabilities, centralizing the two companies' purchasing processes and benefiting from the added buying efficiencies that we expect as a result of higher volume purchases;

     by accelerating implementation of our 'Six Sigma' initiative to achieve defect-free performance in manufacturing and other business processes, and applying this initiative to the former Honeywell businesses, to further enhance the quality of our products and services and increase productivity;

     by rationalizing corporate overhead costs through the elimination of redundant corporate functions and facilities;

     by reducing overhead in the combined company's aerospace businesses by eliminating redundancies in the sales and administrative functions and field service operations of these businesses;

     by integrating the two companies' research and development programs and achieving research and development efficiencies;

     by reducing the combined company's infrastructure costs by integrating AlliedSignal's and the former Honeywell's international operations and eliminating infrastructure redundancies; and

     by providing to the former Honeywell's business units administrative services in the areas of accounting, human resources, travel, information technology and training, through AlliedSignal's centralized shared services organization, and eliminating similar services currently provided by the former Honeywell to its business units.

    While we expect that we will be able to realize these cost savings, we can give no assurance that we will actually be able to do so.

    In February 2000, we completed the acquisition of Pittway Corporation (Pittway) for approximately $2.2 billion, including the assumption of the net debt of Pittway of approximately $167 million. Pittway had 1999 sales of approximately $1.6 billion. Pittway designs, manufactures and distributes security and fire systems for homes and buildings.

    In December 1999, we completed the acquisition of TriStar Aerospace Co. (TriStar) for approximately $300 million, which included the assumption of approximately $107 million of TriStar debt. TriStar had 1998 annual sales of approximately $200 million. TriStar distributes fasteners, fastening systems and related hardware and provides customized inventory management services to original equipment manufacturers of aircraft and aircraft components, commercial airlines, and aircraft maintenance, repair and overhaul facilities.

    In September 1999, we sold our Laminate Systems business for approximately $425 million in cash resulting in a pretax gain of $106 million. The Laminate Systems business had 1998 sales of approximately $400 million.

    In August 1999, we completed the acquisition of Johnson Matthey Electronics, a division of Johnson Matthey Plc, for approximately $655 millon in cash. Johnson Matthey Electronics supplies wafer fabrication materials and interconnect products to the electronics and telecommunications industries and had 1998 annual sales of approximately $670 million.

AEROSPACE SALES

    Our 1999 and 1998 sales to aerospace customers were both approximately 42 percent of our total sales. Our 1999 and 1998 sales to aerospace original equipment manufacturers were 15 percent and 16 percent, respectively, of our total sales. If there were a large decline in sales of aircraft that use our components, operating results could be negatively impacted. In addition, our 1999 and 1998 sales to aftermarket customers of aerospace products and services were 19 percent and 18 percent, respectively, of our total sales. If there were a large decline in the number of flight hours for aircraft that use our components or services, operating results could be negatively impacted.

U.S. GOVERNMENT SALES

    Sales to the U.S. Government (principally by our Aerospace Solutions segment), acting through its various departments and agencies and through prime contractors, amounted to $2,383, $2,693 and $2,655 million in 1999, 1998 and 1997, respectively, which includes sales to the U.S. Department of Defense of $1,415, $1,658 and $1,618 million in 1999, 1998 and 1997, respectively. We are affected by U.S. Government budget constraints for defense and space programs. U.S. defense spending increased slightly in 1999 and is also expected to increase slightly in 2000.

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

    We, like other government contractors, are subject to government investigations of business practices and compliance with government procurement regulations. Although such regulations provide that a contractor may be suspended or barred from government contracts under certain circumstances, and the outcome of pending government investigations cannot be predicted with certainty, we are not currently aware of any such investigations that we expect, individually or in the aggregate, will have a material adverse effect on us. In addition, we have a proactive business compliance program designed to ensure compliance and sound business practices.

BACKLOG

    Our total backlog at year-end 1999 and 1998 was $8,736 and $9,400 million, respectively. We anticipate that approximately $6,400 million of the 1999 backlog will be filled in 2000. We believe that backlog is not a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

COMPETITION

    We are subject to active competition in substantially all product and service areas. Such competition is expected to continue in all geographic regions. Competitive conditions vary widely among the thousands of products and services provided by us, and vary country by country. Depending on the particular customer or market involved, our businesses compete on a variety of factors, such as price, quality, reliability, delivery, customer service, performance, applied technology, product innovation and product recognition. Brand identity, service to customers and quality are generally important competitive factors for our products and services, and there is considerable price competition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability. While our competitive position varies among our products and services, we believe we are a significant factor in each of our major product and service classes. However, certain of our products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. In addition, some of our products compete with the captive component divisions of original equipment manufacturers.

INTERNATIONAL OPERATIONS

    We are engaged in manufacturing, sales and/or research and development mainly in the U.S., Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to our operations.

    Our international operations, including U.S. exports, are potentially subject to a number of unique risks and limitations, including: fluctuations in currency value; exchange control regulations; wage and price controls; employment regulations; foreign investment laws; import and trade restrictions, including embargoes; and governmental instability. However, we have limited exposure in high risk countries and have taken action to mitigate such risks.

    Financial information related to geographic areas is included in Note 24 (Geographic Areas -- Financial Data) of Notes to Financial Statements in our 1999 Annual Report to Shareowners which is incorporated by reference.

RAW MATERIALS

    The principal raw materials used in our operations are generally readily available. We experienced no significant or unusual problems in the purchase of key raw materials and commodities in 1999. We are not dependent on any one supplier for a material amount of our raw materials. However, we are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers. In addition, many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We maintain a qualification and performance surveillance process to control risk associated with such reliance on third parties. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. However, at present, we have no reason to believe a shortage of raw materials will cause any material adverse impact during 2000.

PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS

    Our business as a whole, and that of our strategic business units, are not dependent upon any single patent or related group of patents, or any licenses or distribution rights. We own, or are licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of our products or improvements thereon and are of importance to our business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. We also have distribution rights of varying terms for a number of products and services produced by other companies. In the judgment of management, such rights are adequate for the conduct of the business being done by us. We believe that, in the aggregate, the rights under such patents, trademarks and licenses are generally important to our operations, but we do not consider that any patent, trademark or related group of patents, or any licensing or distribution rights related to a specific process or product are of material importance in relation to our total business. See Item 3 at page 15 of this Form 10-K for information concerning litigation relating to patents in which we are involved.

    We have registered trademarks for a number of our products, including such consumer brands as Honeywell, Prestone, FRAM, Anso and Autolite.

RESEARCH AND DEVELOPMENT

    Our research activities are directed toward the discovery and development of new products and processes, improvements in existing products and processes, and the development of new uses of existing products.

    Research and development expense totaled $909, $876 and $796 million in 1999, 1998 and 1997, respectively. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $682, $718 and $850 million in 1999, 1998 and 1997, respectively.

ENVIRONMENT

    We are subject to various federal, state and local requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is our policy to comply with these requirements and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in certain of our operations and products, as it is with other companies engaged in similar businesses.

    We are and have been engaged in the handling, manufacture, use or disposal of many substances classified as hazardous or toxic by one or more regulatory agencies. We believe that, as a general matter, our handling, manufacture, use and disposal of such substances are in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question our handling, manufacture, use or disposal of such substances.

    Among other environmental requirements, we are subject to the federal superfund law, and similar state laws, under which we have been designated as a potentially responsible party that may be liable for cleanup costs associated with various hazardous waste sites, some of which are on the U.S. Environmental Protection Agency's superfund priority list. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, we have not had to bear significantly more than our proportional share in multi-party situations taken as a whole.

    Capital expenditures for environmental control facilities at existing operations were $40 million in 1999. In addition to capital expenditures, we have incurred and will continue to incur operating costs in connection with such facilities.

    Reference is made to Management's Discussion and Analysis at page 35 of our 1999 Annual Report to Shareowners, incorporated herein by reference, for further information regarding environmental matters.

EMPLOYEES

    We have approximately 120,000 employees at December 31, 1999. Approximately 81,500 were located in the United States, and, of these employees, about 20% were unionized employees represented by various local or national unions.

ITEM 2.  PROPERTIES

    We have approximately 950 locations consisting of plants, research laboratories, sales offices and other facilities. The plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. The properties are generally maintained in good operating condition. Utilization of these plants may vary with government spending and other business conditions; however, no major operating facility is significantly idle. The facilities, together with planned expansions, are expected to meet our needs for the foreseeable future. We own or lease warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. We also lease space for administrative and sales staffs. Our headquarters and administrative complex is located at Morris Township, New Jersey.

    Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                            AEROSPACE SOLUTIONS
                                            -------------------

  Anniston, AL                              Olathe, KS (leased)               Redmond, WA
  Glendale, AZ                                 Columbia, MD                   Mississauga, Ontario
  Phoenix, AZ                                 Coon Rapids, MN                  Canada
  Tempe, AZ                                   Minneapolis, MN                 Yeovil, Somerset
  Tucson, AZ                                   Teterboro, NJ                   United Kingdom
  Torrance, CA                                Albuquerque, NM
  (partially leased)                          Rocky Mount, NC
  Clearwater, FL                                Urbana, OH
  South Bend, IN

                                       AUTOMATION & ASSET MANAGEMENT
                                       -----------------------------

  Phoenix, AZ                                  Freeport, IL                   Plymouth, MN
  San Diego, CA                              Golden Valley, MN                Offenbach, Germany

                                           PERFORMANCE MATERIALS
                                           ---------------------

  Baton Rouge, LA                               Sparta, TN                    Longlaville, France
  Geismar, LA                                   Orange, TX                    Rudolstadt, Germany
  Roseville, MN                              Chesterfield, VA                 Seelze, Germany
  Moncure, NC                                  Churchill, VA
  Pottsville, PA                               Hopewell, VA
  Columbia, SC                                  Spokane, WA

                                      POWER & TRANSPORTATION PRODUCTS
                                      -------------------------------

  Torrance, CA                                Greenville, OH                  Atessa, Italy
  Huntington, IN                         Thaon-Les-Vosges, France             Skelmersdale, United
  Fostoria, OH                                Glinde, Germany                  Kingdom

ITEM 3.  LEGAL PROCEEDINGS

    The paragraphs under the headings 'Litton Litigation' and 'Other Matters' of
Note 21 (Commitments and Contingencies) of Notes to Financial Statements at page 55 of our 1999 Annual Report to Shareowners are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Registrant, listed as follows, are elected annually. There are no family relationships among them.

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                            BUSINESS EXPERIENCE
      ------------------        ------------------------------------------------------------
Lawrence A. Bossidy (a), 64     Chairman of the Board since January 1992. Chief Executive Officer
             1991                 from July 1991 through November 1999.

Michael R. Bonsignore (a), 58   Chief Executive Officer since December 1999. Chairman of the
             1999                 Board and Chief Executive Officer of Honeywell Inc. from April
                                  1993 through November 1999.

Giannantonio Ferrari, 60        Chief Operating Officer and Executive Vice President, Performance
             1999                 Products and Solutions, since December 1999. President and
                                  Chief Operating Officer of Honeywell Inc. from April 1997
                                  through November 1999. President, Honeywell Europe S.A. from
                                  January 1992 to March 1997. Mr. Ferrari is a citizen of Italy.

          NAME, AGE,
          DATE FIRST
      ELECTED AN OFFICER                            BUSINESS EXPERIENCE
      ------------------        ------------------------------------------------------------
Robert D. Johnson, 52           Chief Operating Officer and Executive Vice President,
             1998                 Aerospace Businesses, since December 1999. President and
                                  Chief Executive Officer of AlliedSignal Aerospace from
                                  April 1999 through November 1999. President -- Aerospace
                                  Marketing, Sales and Service from January 1999 to March
                                  1999. President -- Electronic & Avionics Systems from
                                  October 1997 to December 1998. Vice President and General
                                  Manager, Aerospace Services from 1994 to 1997.

Peter M. Kreindler, 54          Senior Vice President and General Counsel since March 1992.
             1992                 Secretary from December 1994 through November 1999.

James J. Porter, 48             Senior Vice President -- Information and Business Services
             1999                 since December 1999. Vice President and Chief
                                  Administrative Officer of Honeywell Inc. from January 1998 through November 1999. Corporate Vice President, Human
                                  Resources of Honeywell Inc. from May 1993 to December
                                  1997.

Donald J. Redlinger, 55         Senior Vice President -- Human Resources and Communications
             1991                 since February 1995. Senior Vice President -- Human
                                  Resources from January 1991 to January 1995.

Richard F. Wallman, 48          Senior Vice President and Chief Financial Officer since
             1995                 March 1995. Vice President and Controller of International
                                  Business Machines Corp. from April 1994 to February 1995.

---------

(a) Also a director.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Market and dividend information for the Registrant's common stock is contained in Note 26 (Unaudited Quarterly Financial Information) of Notes to Financial Statements at page 61 of our 1999 Annual Report to Shareowners, and such information is incorporated herein by reference.

    The number of record holders of our common stock at December 31, 1999 was 81,282.

ITEM 6.  SELECTED FINANCIAL DATA

    The information included under the captions 'Results of Operations', 'Earnings per Common Share' and 'Financial Position At Year-End' in the statement 'Selected Financial Data' at page 30 of our 1999 Annual Report to Shareowners is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    'Management's Discussion and Analysis' on pages 20, 24, 26, 28 and 31 through 38 of our 1999 Annual Report to Shareowners is incorporated herein by reference.

    This Report contains, or incorporates by reference, certain statements that may be deemed 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information relating to market risk is included under the caption 'Financial Instruments' in 'Management's Discussion and Analysis' on pages 35 and 36 of our 1999 Annual Report to Shareowners, and such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 27, except as to Note 25 which is as of February 4, 2000, appearing on pages 39 through 61 of our 1999 Annual Report to Shareowners, are incorporated herein by reference. PricewaterhouseCoopers LLP did not audit the financial statements of Honeywell Inc., a wholly-owned subsidiary, which statements reflect total assets of $7,170.4 million at December 31, 1998, and total sales of $8,426.7 and $8,027.5 million for each of the two years in the period ended December 31, 1998. Such financial statements were audited by Deloitte & Touche LLP whose audit opinion on such statements was as follows:



                        Independent Auditors' Report
                        ----------------------------

To the Shareowners of Honeywell Inc.:

    We have audited the statement of financial position of Honeywell Inc. and subsidiaries as of December 31, 1998, and the related statements of income, shareowners' equity and cash flows for each of the two years in the period ended December 31, 1998 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
February 10, 1999

    With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7 and 7A, the 1999 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K Annual Report.

    The information provided pursuant to this Item supersedes or modifies the financial information and pro forma financial information included in our Current Reports on Form 8-K filed January 21 and February 14, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   Not Applicable

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to directors of the Registrant, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in a definitive Proxy Statement involving the election of directors which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 1999, and such information is incorporated herein by reference. Certain other information relating to Executive Officers of the Registrant appears at pages 15 and 16 of this Form 10-K Annual Report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                   Not Applicable

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                  PAGE IN
                                                              ANNUAL REPORT TO
                                                                SHAREOWNERS
                                                                -----------
(a)(1.) Index to Consolidated Financial Statements:
        Incorporated by reference to the 1999 Annual Report
          to Shareowners:
        Report of Independent Accountants...................         39
        Consolidated Statement of Income for the years ended
          December 31, 1999, 1998 and 1997..................         40
        Consolidated Balance Sheet at December 31, 1999 and
          1998..............................................         41
        Consolidated Statement of Cash Flows for the years
          ended December 31, 1999, 1998 and 1997............         42
        Consolidated Statement of Shareowners' Equity for
          the years ended December 31, 1999, 1998 and
          1997..............................................         43
        Notes to Financial Statements.......................         44

(a)(2.) Consolidated Financial Statement Schedules

    The two financial statement schedules applicable to us have been omitted because of the absence of the conditions under which they are required.

(a)(3.) Exhibits

    See the Exhibit Index to this Form 10-K Annual Report. The following exhibits listed on the Exhibit Index are filed with this Form 10-K Annual
Report:

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
  10.11                    364-Day Credit Agreement dated as of December 2, 1999 among
                             Honeywell International Inc., the initial lenders named
                             therein, Citibank, N.A., as administrative agent, Morgan
                             Guaranty Trust Company of New York, as syndication agent,
                             and Salomon Smith Barney Inc. and J.P. Morgan Securities
                             Inc., as arrangers
  10.12                    Five Year Credit Agreement dated as of December 2, 1999
                             among Honeywell International Inc., the initial lenders
                             named therein, Citibank, N.A., as administrative agent,
                             The Chase Manhattan Bank, Deutsche Bank AG and Bank of
                             America, N.A., as syndication agents, and Salomon Smith
                             Barney Inc., as lead arranger and book manager
  10.15                    U.S. $1 Billion Credit Agreement dated as of January 13,
                             2000 among Honeywell International Inc., the initial
                             lenders named therein, Citibank, N.A., as administrative
                             agent, Morgan Guaranty Trust Company of New York, as
                             syndication agent, and Salomon Smith Barney Inc. and J.P.
                             Morgan Securities Inc., as arrangers
  13                       Pages 20, 24, 26, 28 and 30 through 61 (except for the data included under the captions 'Financial Statistics' and
                             'Other Information' on page 30) of our 1999 Annual Report
                             to Shareowners
  21                       Subsidiaries of the Registrant
  23.1                     Consent of PricewaterhouseCoopers LLP
  23.2                     Consent of Deloitte & Touche LLP
  24                       Powers of Attorney
  27                       Financial Data Schedule

(b) Reports on Form 8-K

    During the three months ended December 31, 1999, Current Reports on
Form 8-K were filed on December 3, announcing the consummation of the merger between AlliedSignal Inc. and Honeywell Inc. and on December 17, reporting selected income statement and segment financial data.


                            STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as........................'r'

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HONEYWELL INTERNATIONAL INC.

February 22, 2000                           By:    /s/ RICHARD J. DIEMER, JR.
                                           -------------------------------------
                                                  Richard J. Diemer, Jr.
                                               Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                   NAME                                           NAME
                   ----                                           ----
                     *                                              *
-------------------------------------------      -------------------------------------------
            Lawrence A. Bossidy                              Robert P. Luciano
    Chairman of the Board and Director                           Director

                     *                                              *
-------------------------------------------      -------------------------------------------
           Michael R. Bonsignore                             Russell E. Palmer
   Chief Executive Officer and Director                          Director

                     *                                              *
-------------------------------------------      -------------------------------------------
              Hans W. Becherer                              Ivan G. Seidenberg
                  Director                                       Director

                     *                                              *
-------------------------------------------      -------------------------------------------
             Gordon M. Bethune                               Andrew C. Sigler
                  Director                                       Director

                     *                                              *
-------------------------------------------      -------------------------------------------
             Marshall N. Carter                              John R. Stafford
                  Director                                       Director

                     *                                              *
-------------------------------------------      -------------------------------------------
              Jaime Chico Pardo                             Michael W. Wright
                  Director                                       Director

                     *                                  /s/ RICHARD J. DIEMER, JR.
-------------------------------------------      -------------------------------------------
                Ann M. Fudge                               Richard J. Diemer, Jr.
                  Director                             Vice President and Controller
                                                      (Principal Accounting Officer)
                     *
-------------------------------------------
               James J. Howard
                  Director

                     *
-------------------------------------------
                Bruce Karatz
                  Director

          /s/ RICHARD F. WALLMAN
-------------------------------------------
              Richard F. Wallman
          Senior Vice President and
           Chief Financial Officer
        (Principal Financial Officer)


*By:        /s/ RICHARD F. WALLMAN
-------------------------------------------
             (Richard F. Wallman
              Attorney-in-fact)



February 22, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
   2                  Omitted (Inapplicable)
   3(i)               Restated Certificate of Incorporation of the Company
                        (incorporated by reference to Exhibit 3(i) to the
                        Company's Form 8-K filed December 3, 1999)
   3(ii)              By-laws of the Company, as amended (incorporated by
                        reference to Exhibit 3(ii) to the Company's Form 8-K filed
                        December 3, 1999)
   4                  The Company is a party to several long-term debt instruments under which, in each case, the total amount of securities
                        authorized does not exceed 10% of the total assets of the
                        Company and its subsidiaries on a consolidated basis.
                        Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                        Regulation S-K, the Company agrees to furnish a copy of
                        such instruments to the Securities and Exchange Commission upon request.
   9                  Omitted (Inapplicable)
  10.1                Master Support Agreement, dated February 26, 1986, as
                        amended and restated January 27, 1987, as further amended
                        July 1, 1987 and as again amended and restated
                        December 7, 1988, by and among the Company, Wheelabrator
                        Technologies Inc., certain subsidiaries of Wheelabrator
                        Technologies Inc., The Henley Group, Inc. and Henley Newco
                        Inc. (incorporated by reference to Exhibit 10.1 to the
                        Company's Form 10-K for the year ended December 31, 1988)
  10.2*               Deferred Compensation Plan for Non-Employee Directors of
                        AlliedSignal Inc., as amended (incorporated by reference
                        to Exhibit 10.2 to the Company's Form 10-K for the year
                        ended December 31, 1996)
  10.3*               Stock Plan for Non-Employee Directors of AlliedSignal Inc.,
                        as amended (incorporated by reference to Exhibit C to the
                        Company's Proxy Statement, dated March 10, 1994, filed
                        pursuant to Rule 14a-6 of the Securities Exchange Act of
                        1934)
  10.4*               1985 Stock Plan for Employees of Allied-Signal Inc. and its
                        Subsidiaries, as amended (incorporated by reference to
                        Exhibit 19.3 to the Company's Form 10-Q for the quarter
                        ended September 30, 1991)
  10.5*               AlliedSignal Inc. Incentive Compensation Plan for Executive
                        Employees, as amended (incorporated by reference to
                        Exhibit B to the Company's Proxy Statement, dated
                        March 10, 1994, filed pursuant to Rule 14a-6 of the
                        Securities Exchange Act of 1934, and to Exhibit 10.5 to
                        the Company's Form 10-Q for the quarter ended June 30,
                        1999)
  10.6*               Supplemental Non-Qualified Savings Plan for Highly
                        Compensated Employees of AlliedSignal Inc. and its
                        Subsidiaries, as amended (incorporated by reference to
                        Exhibit 10.1 to the Company's Form 10-Q for the quarter
                        ended March 31, 1995)
  10.7*               AlliedSignal Inc. Severance Plan for Senior Executives, as
                        amended (incorporated by reference to Exhibit 10.1 to the
                        Company's Form 10-Q for the quarter ended March 31, 1994)
  10.8*               Salary Deferral Plan for Selected Employees of AlliedSignal
                        Inc. and its Affiliates, as amended (incorporated by
                        reference to Exhibit 10.2 to the Company's Form 10-Q for
                        the quarter ended March 31, 1995, and to Exhibit 10.9 to
                        the Company's Form 10-Q for the quarter ended June 30,
                        1999)
  10.9*               1993 Stock Plan for Employees of Honeywell International
                        Inc. and its Affiliates (incorporated by reference to
                        Exhibit A to the Company's Proxy Statement, dated
                        March 10, 1994, filed pursuant to Rule 14a-6 of the
                        Securities Exchange Act of 1934)

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
  10.10*              Amended and restated Agreement, dated May 6, 1994, as
                        amended May 12, 1997 between the Company and Lawrence A.
                        Bossidy (incorporated by reference to Exhibit 10.3 to the
                        Company's Form 10-Q for the quarter ended June 30, 1994
                        and to Exhibit 10.15 to the Company's Form 10-Q for the
                        quarter ended June 30, 1997)
  10.11               364-Day Credit Agreement dated as of December 2, 1999 among
                        Honeywell International Inc., the initial lenders named
                        therein, Citibank, N.A., as administrative agent, Morgan
                        Guaranty Trust Company of New York, as syndication agent,
                        and Salomon Smith Barney Inc. and J.P. Morgan Securities
                        Inc., as arrangers (filed herewith)
  10.12               Five Year Credit Agreement dated as of December 2, 1999
                        among Honeywell International Inc., the initial lenders
                        named therein, Citibank, N.A., as administrative agent,
                        The Chase Manhattan Bank, Deutsche Bank AG and Bank of
                        America, N.A., as syndication agents, and Salomon Smith
                        Barney Inc., as lead arranger and book manager (filed
                        herewith)
  10.13*              AlliedSignal Inc. Supplemental Pension Plan, as amended
                        (incorporated by reference to Exhibit 10.13 to the
                        Company's Form 10-K for the year ended December 31, 1997)
  10.14*              Employment Agreement dated as of December 1, 1999 between
                        the Company and Michael R. Bonsignore (incorporated by
                        reference to Exhibit 10.14 to the Company's Form 8-K filed
                        December 3, 1999)
  10.15               US $1 Billion Credit Agreement dated as of January 13, 2000 among Honeywell International Inc., the initial lenders
                        named therein, Citibank, N.A., as administrative agent,
                        Morgan Guaranty Trust Company of New York, as syndication
                        agent, and Salomon Smith Barney Inc. and J.P. Morgan
                        Securities Inc., as arrangers (filed herewith)
  11                  Omitted (Inapplicable)
  12                  Omitted (Inapplicable)
  13                  Pages 20, 24, 26, 28 and 30 through 61 (except for the data included under the captions 'Financial Statistics' and
                        'Other Information' on page 30) of the Company's 1999
                        Annual Report to Shareowners (filed herewith)
  16                  Omitted (Inapplicable)
  18                  Omitted (Inapplicable)
  21                  Subsidiaries of the Registrant (filed herewith)
  22                  Omitted (Inapplicable)
  23.1                Consent of PricewaterhouseCoopers LLP (filed herewith)
  23.2                Consent of Deloitte & Touche LLP (filed herewith)
  24                  Powers of Attorney (filed herewith)
  27                  Financial Data Schedule (filed herewith)
  28                  Omitted (Inapplicable)
  99                  Omitted (Inapplicable)

---------

    The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.