Form 10-Q
period 2000-03-31
HONEYWELL INTERNATIONAL INC
filed 2000-05-12
CIK 773840

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              Form 10-Q
                 ----------------------------------


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2000
                                          ---------------
                                   OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------ to ------
                    Commission file number 1-8974
                                           ------
                    Honeywell International Inc.
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Delaware                                22-2640650
    --------------------------------              ------------------
     (State or other jurisdiction of                 (I.R.S.Employer
     incorporation or organization)                Identification No.)

        101 Columbia Road
          P.O. Box 4000
       Morristown, New Jersey                           07962-2497
-----------------------------------------              ------------
  (Address of principal executive offices)             (Zip Code)

                                 (973)455-2000
--------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                NOT APPLICABLE
--------------------------------------------------------------------

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

          YES      X                            NO
                 -----                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
Class of Common Stock                               March 31, 2000
---------------------                             ------------------

    $1 par value                                    798,160,974 shares

                       Honeywell International Inc.

                                Index
                               --------

                                                             Page No.
                                                             --------

Part I. -      Financial Information
               ----------------------
        Item 1. Condensed Financial Statements:

                Consolidated Balance Sheet -
                   March 31, 2000 and December 31, 1999           3

                Consolidated Statement of Income -
                   Three Months Ended March 31, 2000 and 1999     4

                Consolidated Statement of Cash Flows -
                   Three Months Ended March 31, 2000 and 1999     5

                Notes to Financial Statements                     6

                Report on Review by Independent
                   Accountants                                   14

     Item 2. Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                            15

     Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                      19


Part II.-      Other Information
               ------------------
        Item 4. Submission of Matters to a Vote of
                   Security Holders                              20

        Item 6.  Exhibits and Reports on Form 8-K                20


Signatures                                                       22

                  Honeywell International Inc.
                   Consolidated Balance Sheet
                          (Unaudited)

                                       March 31,   December 31,
                                         2000          1999
                                     ------------  ------------
                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents              $ 1,000       $ 1,991
  Accounts and notes receivable            3,926         3,896
  Inventories                              3,744         3,436
  Other current assets                     1,080         1,099
                                           -----         -----
        Total current assets               9,750        10,422

Investments and long-term receivables      1,050           782
Property, plant and equipment - net        5,637         5,630
Goodwill and other intangible
  assets - net                             6,204         4,660
Other assets                               2,196         2,033
                                           -----         -----

  Total assets                           $24,837       $23,527
                                         =======       =======

LIABILITIES
Current liabilities:
  Accounts payable                       $ 2,173       $ 2,129
  Short-term borrowings                      129           302
  Commercial paper                         2,320         2,023
  Current maturities of long-term debt       399           284
  Accrued liabilities                      3,293         3,534
                                         -------       -------
        Total current liabilities          8,314         8,272

Long-term debt                             3,477         2,457
Deferred income taxes                        877           864
Postretirement benefit obligations
  other than pensions                      1,948         1,968
Other liabilities                          1,276         1,367

SHAREOWNERS' EQUITY
Capital - common stock issued                958           958
        - additional paid-in capital       2,347         2,318
Common stock held in treasury, at cost    (4,258)       (4,254)
Accumulated other nonowner changes          (391)         (355)
Retained earnings                         10,289         9,932
                                          ------         -----
        Total shareowners' equity          8,945         8,599
                                           -----         -----

Total liabilities and shareowners' equity $24,837       $23,527
                                          =======       =======


The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                  Consolidated Statement of Income
                             (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     2000      1999
                                                     ----      ----
                                                  (Dollars in millions
                                                except per share amounts)

Net sales                                          $6,044     $5,582
                                                   ------     ------
Costs, expenses and other
  Cost of goods sold                                4,450      4,192
  Selling, general and administrative
    expenses                                          758        699
  Equity in income of affiliated
    companies                                          (4)       (10)
  Other (income) expense                              (10)       (18)
  Interest and other financial charges                111         73
                                                  -------    -------
                                                    5,305      4,936
                                                  -------    -------
Income before taxes on income                         739        646
Taxes on income                                       233        206
                                                  -------    -------
Net income                                         $  506     $  440
                                                   ======     ======
Earnings per share of common
  stock - basic                                    $ 0.64     $ 0.55
                                                   ======     ======
Earnings per share of common
  stock - assuming dilution                        $ 0.63     $ 0.55
                                                   ======     ======
Cash dividends per share of
  common stock                                     $.1875     $  .17
                                                   ======     ======




  The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         2000       1999
                                                         ----       ----
                                                       (Dollars in millions)
Cash flows from operating activities:
  Net income                                              $ 506     $440
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                           262      221
    Equity income, net of distributions                      17       (1)
    Deferred income taxes                                     4       37
    Other                                                  (196)       9
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts and notes receivable                        208      131
       Inventories                                           23      (76)
       Other current assets                                 (41)      (8)
       Accounts payable                                     (57)    (118)
       Accrued liabilities                                 (339)    (298)
                                                           -----    -----
Net cash provided by operating activities                   387      337
                                                           -----    -----
Cash flows from investing activities:
 Expenditures for property, plant and equipment            (164)    (204)
 Proceeds from disposals of property, plant and
   equipment                                                 42       40
  (Increase) in investments                                   -       (3)
  Cash paid for acquisitions                             (2,313)     (31)
  Proceeds from sales of businesses                          21       68
  Decrease in short-term investments                          1        4
                                                         -------   ------
Net cash (used for) investing activities                 (2,413)    (126)
                                                         -------   ------
Cash flows from financing activities:
  Net increase in commercial paper                          297      189
  Net (decrease) in short-term borrowings                  (173)     (10)
  Proceeds from issuance of common stock                     33      118
  Proceeds from issuance of long-term debt                1,051        1
  Payments of long-term debt                                (24)     (95)
  Repurchases of common stock                                 -     (433)
  Cash dividends on common stock                           (149)    (130)
                                                           -----    -----
Net cash provided by (used for) financing activities      1,035     (360)
                                                          ------    -----

Net (decrease) in cash and cash equivalents                (991)    (149)
Cash and cash equivalents at beginning of year            1,991    1,018
                                                         ------    -----
Cash and cash equivalents at end of period               $1,000     $869
                                                         ======     ====

  The Notes to Financial Statements are an integral part of this statement.

                       Honeywell International Inc.
                    Notes to Financial Statements
                             (Unaudited)
           (Dollars in millions except per share amounts)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three-month period ended March 31, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2000.

The financial information as of March 31, 2000 should be read in conjunction with the financial statements contained in our Form 10-K Annual Report for 1999.


Note 2.  Accounts and notes receivable consist of the following:

                                              March 31,   December 31,
                                                 2000        1999
                                              ---------   -----------
          Trade                                $3,690       $3,545
          Other                                   329          435
                                               ------       ------
                                                4,019        3,980
        Less - Allowance for doubtful
                 accounts and refunds             (93)         (84)
                                                -----        -----
                                               $3,926       $3,896
                                               ======       ======

Note 3. Inventories consist of the following:

                                               March 31,   December 31,
                                                  2000        1999
                                              ----------    -----------
          Raw materials                        $1,095       $1,027
          Work in process                         952          973
          Finished products                     1,853        1,589
                                               ------       ------
                                                3,900        3,589
          Less - Progress payments                (47)         (44)
                 Reduction to LIFO cost basis    (109)        (109)
                                                ------        -----
                                               $3,744       $3,436
                                               ======       ======

Note 4. Total nonowner changes in shareowners' equity for the three months ended March 31, 2000 and 1999 were $470 and $314 million, respectively. Nonowner changes in shareowners' equity consist of net income, foreign exchange translation adjustments, unrealized holding gains and losses on marketable securities and a minimum pension liability adjustment.

Note 5.  Segment financial data follows:

                                      Three Months Ended March 31,
                             ---------------------------------------------
                                Net Sales          Segment Profit
                             ----------------   ----------------------
                             2000      1999        2000      1999
                             ----      ----        ----      ----


Aerospace Solutions        $2,396     $2,328      $ 493      $ 395
Automation & Control (a)    1,700      1,390        190        120
Performance Materials       1,025        983         95        149
Power & Transportation
  Products                    904        859         88         70
Corporate                      19         22        (30)       (43)
                           ------     ------      ------      -----
                           $6,044     $5,582     $  836      $ 691
                           ======     ======     ------      ------

Equity in income of
  affiliated companies                                4         10
Other income (expense)                               10         18
Interest and other
  financial charges                                (111)       (73)
                                                   -----       ----
Income before taxes
  on income                                      $  739      $ 646
                                                  ======      =====

(a) In March 2000, the name of this segment was changed to Automation & Control from Automation & Asset Management. There was no change in the strategic business units comprising this segment.


Note 6. The details of the earnings per share calculations for the three-month periods ended March 31, 2000 and 1999 follow:

                                    2000                       1999
                              -------------------      ---------------------
                                               Per                      Per
                                     Average  Share           Average  Share
                              Income Shares  Amount    Income Shares  Amount
                              -----  ------ -------    ------ ------ -------
Earnings per share of
  common stock - basic         $506   796.6   $.64      $440   793.1   $.55
Dilutive securities issuable
  in connection with stock             10.1                     13.5
  plans                        ----    -----  ----      ----    ----   ----
Earnings per share of common
  stock - assuming dilution    $506   806.7   $.63      $440   806.6   $.55
                               ====   =====   ====      ====   =====   ====

The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended March 31, 2000 and 1999, the number of stock options not included in the computations was 13.2 and 5.4 million, respectively. These stock options were outstanding at the end of each of the respective periods.


Note 7. In December 1999, upon completion of the merger between AlliedSignal and the former Honeywell, we recognized a pretax charge of $642 million for the costs of actions designed to improve our combined competitiveness and productivity and improve future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead;

elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of six sigma productivity initiatives at the former Honeywell businesses; and, the transition to a global shared services model. The components of the charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Planned global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions of which approximately 2,100 positions have been eliminated as of March 31, 2000. Asset impairments principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are expected to be completed by December 31, 2000.

In 1999, we also recognized a pretax charge of $321 million for the costs of actions designed to reposition principally the AlliedSignal business units for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line and rationalization of manufacturing capacity and infrastructure in our Performance Polymers business; a reduction in the infrastructure in our Turbocharging Systems business; closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity in our Specialty Chemicals business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions of which approximately 3,000 positions have been eliminated as of March 31, 2000. Asset impairments principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are expected to be completed by December 31, 2000.

The following table summarizes the status of the 1999 merger and repositioning actions:

                         1999     1999   Balance at    2000   Balance at
                       Charges    Usage   12/31/99     Usage   3/31/2000
                      ---------  ------  ----------   ------  ----------

Severance costs           $482    $(58)     $424       $(119)      $305
Asset impairments          257    (257)       -           -          -
Exit costs                  89      (4)       85          (3)        82
Merger fees and expenses   135     (77)       58         (18)        40
                          ----     ----     ----        -----      ----
      Total               $963   $(396)     $567      $ (140)      $427
                          ====    =====     ====       ======      ====

Note 8. In February 2000, we acquired all of the outstanding shares of Pittway Corporation (Pittway) Common Stock and Class A Stock for approximately $2.2 billion, including the assumption of the net debt of Pittway of approximately $167 million. Pittway designs, manufactures and distributes security and fire systems for homes and buildings and had 1999 sales of $1.6 billion. The acquisition was funded through the issuance of long-term debt (see Note 9) and commercial paper.

The acquisition was accounted for under the purchase method of accounting. The assets acquired and liabilities assumed of Pittway were recorded at their estimated fair values at the acquisition date, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of purchase price over the estimated fair values of the net assets acquired of approximately $1.6 billion was recorded as goodwill.
The pro forma results for the three months ended March 31, 2000, assuming the acquisition had been made at the beginning of the year, would not be materially different from reported results.

Note 9.  In February 2000, we issued $1 billion of 7.50% Notes,
which will mature in 2010.   Interest on the Notes is payable semi-
annually in arrears on March 1 and September 1 of each year, beginning in September 2000. In February 2000, we also entered into interest rate swap agreements, which effectively changed $750 million of this fixed rate debt to LIBOR based floating rate debt.

Note 10. On March 13, 1990, Litton Systems, Inc. (Litton) filed a legal action against the former Honeywell in U.S. District Court, Central District of California, Los Angeles (the trial court) with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. The former Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, the former Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

Patent/Tort Case   U.S. District Court Judge Mariana Pfaelzer
presided over a three-month patent infringement and tortious interference trial in 1993. On August 31, 1993, a jury returned a verdict in favor of Litton, awarding damages against the former Honeywell in the amount of $1.2 billion on three claims. The former Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them all aside, ruling, among other things, that the Litton patent was invalid due to obviousness, unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by the former Honeywell's current process. It further ruled that Litton's state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, the former Honeywell should at least be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

The trial court's rulings were appealed to the U.S. Court of Appeals for the Federal Circuit, and on July 3, 1996, in a two to one split decision, a three judge panel of that court reversed the trial court's rulings of patent invalidity, unenforceability and non-infringement, and also found the former Honeywell to have violated California law by intentionally interfering with Litton's consultant contracts and customer prospects. However, the panel upheld two trial court rulings favorable to the former Honeywell, namely that the former Honeywell was entitled to a new trial for damages on all claims, and also to a grant of intervening patent rights which are to be defined and quantified by the trial court. After unsuccessfully requesting a rehearing of the panel's decision by the full Federal Circuit appellate court, the former Honeywell filed a petition with the U.S. Supreme Court on November 26, 1996, seeking review of the panel's decision. In the interim, Litton filed a motion and briefs with the trial court seeking injunctive relief against the former Honeywell's commercial ring laser gyroscope sales. After the former Honeywell and certain aircraft manufacturers filed briefs and made oral arguments opposing the injunction, the trial court denied Litton's motion on public interest grounds on December 23, 1996, and then scheduled the patent/tort damages retrial for May 6, 1997.

On March 17, 1997, the U.S. Supreme Court granted the former Honeywell's petition for review and vacated the July 3, 1996 Federal Circuit panel decision. The case was remanded to the Federal Circuit panel for reconsideration in light of a recent decision by the U.S. Supreme Court in the Warner-Jenkinson vs. Hilton Davis case, which refined the law concerning patent infringement under the doctrine of equivalents. On March 21, 1997, Litton filed a notice of appeal to the Federal Circuit of the trial court's December 23, 1996 decision to deny injunctive relief, but the Federal Circuit stayed any briefing or consideration of that matter until such time as it completed its reconsideration of liability issues ordered by the U.S. Supreme Court.

The liability issues were argued before the same three-judge Federal
Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision: (i) affirming the trial court's ruling that the former Honeywell's hollow cathode and RF ion-beam processes do not literally infringe the asserted claims of Litton's '849 reissue patent (Litton's patent); (ii) vacating the trial court's ruling that the former
Honeywell's RF ion-beam process does not infringe the asserted claims of Litton's patent under the doctrine of equivalents, but also vacating the jury's verdict on that issue and remanding that issue to the trial court for further proceedings in accordance with the Warner-Jenkinson decision; (iii) vacating the jury's verdict that the former Honeywell's hollow cathode process infringes the asserted claims of Litton's patent under the doctrine of equivalents and remanding that issue to the trial court for further proceedings; (iv) reversing the trial court's ruling with respect to the torts of intentional interference with contractual relations and intentional interference with prospective economic advantage, but also vacating the jury's verdict on that issue, and remanding the issue to the trial court for further proceedings in accordance with California state law; (v) affirming the trial court's grant of a new trial to the former Honeywell on damages for all claims, if necessary; (vi) affirming the trial court's order granting intervening rights to the former Honeywell in the patent claim; (vii) reversing the trial court's ruling that the asserted claims of Litton's patent were invalid due to obviousness and reinstating the jury's verdict on that issue; and (viii) reversing the trial court's determination that Litton had obtained Litton's patent through inequitable conduct.

Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. The parties filed motions with the trial court to dispose of the remanded issues as matters of law, which were argued before the trial court on July 26, 1999. On September 23, 1999, the trial court issued dispositive rulings in the case, granting the former Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the Patent claims on various grounds; granting the former Honeywell's Motion for Judgment as a Matter of Law on the State Law Claims on the grounds of insufficient evidence; and denying Litton's Motion for Partial Summary Judgment. We expect that Litton will appeal the trial court's rulings.

When preparing for the patent/tort damages retrial that was scheduled for May 1997, Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. We believe that our ion-beam processes do not infringe Litton's patent, and further, that Litton's damage study remains flawed and speculative for a number of reasons. We expect that the trial court's latest rulings in the case will eventually be affirmed since they are consistent with the Federal Circuit's most recent opinions in this case and others which deal with alleged patent infringement under the doctrine of equivalents, and since, absent any patent infringement, Litton has not proven any tortious behavior by the former Honeywell which interfered with its contracts or business prospects. We also believe that it is reasonably possible that no damages will ultimately be awarded to Litton.

Although it is not possible at this time to predict the result of any further appeals in this case, potential does remain for an adverse outcome which could be material to our financial position or results of operations. We believe however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

Antitrust Case Preparations for, and conduct of, the trial in the antitrust case have generally followed the completion of comparable proceedings in the patent/tort case. The antitrust trial did not begin until November 20, 1995. Judge Pfaelzer also presided over the trial, but it was held before a different jury. At the close of evidence and before jury deliberations began, the trial court dismissed, for failure of proof, Litton's contentions that the former Honeywell had illegally monopolized and attempted to monopolize by: (i) engaging in below-cost predatory pricing; (ii) tying and bundling product offerings under packaged pricing; (iii) misrepresenting its products and disparaging Litton products; and
(iv) acquiring the Sperry Avionics business in 1986.

On February 2, 1996, the case was submitted to the jury on the remaining allegations that the former Honeywell had illegally monopolized and attempted to monopolize by: (i) entering into certain long-term exclusive dealing and penalty arrangements with aircraft manufacturers and airlines to exclude Litton from the commercial aircraft market, and (ii) failing to provide Litton with access to proprietary software used in the cockpits of certain business jets.

On February 29, 1996, the jury returned a $234 million single damages verdict against the former Honeywell for illegal monopolization, which verdict would have been automatically trebled. On March 1, 1996, the jury indicated that it was unable to reach a verdict on damages for the attempt to monopolize claim, and a mistrial was declared as to that claim.

The former Honeywell subsequently filed a motion for judgment as a matter of law and a motion for a new trial, contending, among other things, that the jury's partial verdict should be overturned because the former Honeywell was prejudiced at trial, and Litton failed to prove essential elements of liability or submit competent evidence to support its speculative, all-or-nothing $298.5 million damage claim. Litton filed motions for entry of judgment and injunctive relief. On July 24, 1996, the trial court denied the former
Honeywell's alternative motions for judgment as a matter of law or a complete new trial, but concluded that Litton's damage study was seriously flawed and granted the former Honeywell a retrial on damages only. The court also denied Litton's two motions. At that time, Judge Pfaelzer was expected to conduct the retrial of antitrust damages sometime following the retrial of patent/tort damages. However, after the U.S. Supreme Court remanded the patent/tort case to the Federal Circuit in March 1997, Litton moved to have the trial court expeditiously schedule the antitrust damages retrial. In September 1997, the trial court rejected that motion, indicating that it wished to know the outcome of the current patent/tort appeal before scheduling retrials of any type.

Following the April 7, 1998 Federal Circuit panel decision in the patent/tort case, Litton again petitioned the trial court to schedule the retrial of antitrust damages. The trial court tentatively scheduled the trial to commence in the fourth quarter of 1998, and reopened limited discovery and other pretrial preparations. Litton then filed another antitrust damage claim of nearly $300 million.

The damages only retrial began October 29, 1998 before Judge Pfaelzer and a new jury. On December 9, 1998, the jury returned verdicts against the former Honeywell totaling $250 million, $220 million of which is in favor of Litton and $30 million of which is in favor of its sister corporation, Litton Systems, Canada, Limited.

On January 27, 1999, the court vacated its prior mistrial ruling with respect to the attempt to monopolize claim and entered a treble damages judgment in the total amount of $750 million for actual and attempted monopolization. The former Honeywell filed appropriate post-judgment motions with the trial court and Litton filed motions seeking to add substantial attorney's fees and costs to the judgment. A hearing on the post-judgment motions was held before the trial court on May 20, 1999. On September 24, 1999, the trial court issued rulings denying the former Honeywell's Motion for Judgment as a Matter of Law and Motion for New Trial and Remittitur as they related to Litton Systems Inc., but granting the former Honeywell's Motion for Judgment as a Matter of Law as it relates to Litton Systems, Canada, Limited. The net effect of these rulings was to reduce the existing judgment against the former Honeywell of $750 million to $660 million, plus attorney fees and costs of approximately $35 million. Both parties have appealed the judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment will be stayed pending resolution of the former Honeywell's post-judgment motions and the disposition of any appeals filed by the parties.

We expect to obtain substantial relief from the current adverse judgment in the antitrust case by an appeal to the Ninth Circuit, based upon sound substantive and procedural legal grounds. We believe that there was no factual or legal basis for the magnitude of the jury's award in the damages retrial and that, as was the case in the first trial, the jury's award should be overturned. We also believe there are serious questions concerning the identity and nature of the business arrangements and conduct which were found by the first antitrust jury in 1996 to be anti-competitive and damaging to Litton, and the verdict of liability should be overturned as a matter of law.

Although it is not possible at this time to predict the result of any eventual appeals in this case, potential remains for an adverse outcome which could be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.
We also believe that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to the former Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories, claims, and cases, and that eventually any duplicative recovery would be eliminated from the antitrust and patent/tort cases.

In the fall of 1996, Litton and the former Honeywell commenced a court ordered mediation of the patent, tort and antitrust claims. No claim was resolved or settled, and the mediation is currently in recess.

             Report on Review by Independent Accountants
             --------------------------------------------

To the Shareowners and Directors
of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2000, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2000, except as to Note 25 which is as of February 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



 /s/ PricewaterhouseCoopers LLP

 PricewaterhouseCoopers LLP
 Florham Park, NJ
 May 5, 2000

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ----------------------------------------------

A. Results of Operations - First Quarter 2000 Compared with First Quarter 1999
   ---------------------------------------------------------------------------

  Net sales in the first quarter of 2000 were $6,044 million, an increase of $462 million, or 8 percent compared with the first quarter of 1999. Excluding the effects of foreign exchange, acquisitions and divestitures, sales increased approximately 4 percent. Fluctuations in foreign currency rates decreased sales approximately 2 percent.

  Segment profit in the first quarter of 2000 was $836 million, an increase of $145 million, or 21 percent compared with the first quarter of 1999. Segment profit margin for the first quarter of 2000 was 13.8 percent compared with 12.4 percent for the comparable period in 1999. The increase in segment profit in the first quarter of 2000 was led by a substantial improvement by the Aerospace Solutions, Automation & Control and Power & Transportation Products segments. Lower Corporate expenses also contributed to the increase. A substantial decrease in segment profit for the Performance Materials segment was a partial offset. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

  Other (income) expense, $10 million of income in the first quarter of 2000, decreased by $8 million compared with the first quarter of 1999. The decrease principally reflects lower investment income as the prior year's results included dividend income from our investment in AMP Incorporated.

  Interest and other financial charges of $111 million in the first quarter of 2000 increased by $38 million, or 52 percent compared with the first quarter of 1999. The increase reflects higher average levels of debt during the current quarter versus the comparable period in the prior year due to the Pittway acquisition and the impact of tax interest expense.

  Net income of $506 million, or $0.63 per share, in the first quarter of 2000 was 15% higher than the prior year's first quarter net income of $440 million, or $0.55 per share. The higher net income in the first quarter of 2000 was the result of substantially improved earnings for the Aerospace Solutions, Automation & Control and Power & Transportation Products segments. The Performance Materials segment had lower earnings.

Review of Business Segments
---------------------------

     Aerospace Solutions sales of $2,396 million in the first quarter of 2000 were $68 million, or 3 percent higher compared with the first quarter of 1999, led by continued strong sales to the aftermarket. The growth in sales to the aftermarket was driven by higher repair and overhaul services revenues from air transport, general aviation and military customers. Original equipment sales to business, regional and general aviation customers were also higher than in the prior year due primarily to increased engine deliveries. This increase was partially offset by lower sales to air transport original equipment manufacturers and a decrease in engineering services revenue.

     Aerospace Solutions segment profit of $493 million in the first quarter of 2000 increased by $98 million, or 25 percent compared with the first quarter of 1999 due to higher sales volume and an improved mix of higher margin aftermarket products and services. Cost structure improvements, primarily from workforce and benefit cost reductions, also contributed to the improvement in segment profit.

     Automation & Control sales of $1,700 million in the first quarter of 2000 increased by $310 million, or 22 percent compared with the comparable period in 1999. Sales for Home & Building Control were significantly higher due principally to the acquisition in February 2000 of Pittway Corporation, a manufacturer and distributor of security and fire systems for homes and buildings. Sales for Industrial Control were flat compared with the comparable period in the prior year. Industrial Control continues to be negatively impacted by weakness in the pulp and paper and hydrocarbon processing industries, although there were some signs of recovery in these key industries in the first quarter of 2000.

     Automation & Control segment profit of $190 million in the first quarter of 2000 increased by $70 million, or 58 percent compared with the first quarter of 1999. Segment profit for both the Home & Building Control and Industrial Control businesses improved primarily as a result of lower costs due to workforce and benefit cost reductions. The acquisition of Pittway also contributed to improved segment profit.

     Performance Materials sales of $1,025 million in the first quarter of 2000 increased by $42 million, or 4 percent compared with the first quarter of 1999. Sales increased due to the acquisition in August 1999 of Johnson Matthey Electronics, a supplier of wafer fabrication materials and interconnect products to the electronics and telecommunications industries. Sales growth in fluorines, plastics and specialty waxes also contributed to the increase. The divestiture of the Laminate Systems business in September 1999 was a partial offset.

     Performance Materials segment profit of $95 million in the first quarter of 2000 was lower by $54 million, or 36 percent compared with the same period in the prior year. The decrease principally reflects higher raw material costs in the Performance Polymers businesses. The impact of recent acquisitions and divestitures also contributed to the decrease.

     Power & Transportation Products sales of $904 million in the first quarter of 2000 increased by $45 million, or 5 percent compared with the first quarter of 1999 led by a significant improvement for the Turbocharging Systems business due primarily to continued strong sales in Europe.

     Power & Transportation Products segment profit of $88 million in the first quarter of 2000 improved by $18 million, or 26 percent compared with the first quarter of 1999. Cost structure improvements in the Turbocharging Systems and Commercial Vehicle Systems businesses resulting from six sigma initiatives, material procurement savings and workforce reductions were primarily responsible for the increase. Higher sales for the Turbocharging Systems business also contributed to the increase.

B.   Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     Total assets at March 31, 2000 were $24,837 million, an increase of $1,310 million, or 6 percent from December 31, 1999.
The increase relates principally to the acquisition of Pittway.

     Cash provided by operating activities of $387 million during the first three months of 2000 increased by $50 million compared with the first three months of 1999 due principally to higher net income and improved working capital. Spending related to the 1999 merger and repositioning actions was a partial offset.

     Cash used for investing activities of $2,413 million during the first three months of 2000 increased by $2,287 million compared with the first three months of 1999 due principally to the acquisition of Pittway. See Note 8 on page 8 of this Form 10-Q for further details.

     We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position and profit contribution in order to upgrade our combined portfolio and identify operating units that will most benefit from increased investment.
We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify operating units that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action subject to regulatory constraints.

     Cash provided by financing activities of $1,035 million during the first three months of 2000 increased by $1,395 million compared with the first three months of 1999. The increase relates to issuance of $1 billion of 7.50% Notes in February 2000. See Note 9 on page 9 of this Form 10-Q for further details. Total debt of $6,325 million at March 31, 2000 was $1,259 million, or 25 percent higher than at December 31, 1999 due to the Pittway acquisition. The absence of stock repurchases in the current year also contributed to the increase in cash provided by financing activities.


Merger and Repositioning Charges
--------------------------------

     In December 1999, upon completion of the merger between AlliedSignal and the former Honeywell, we recognized a pretax charge of $642 million for the costs of actions designed to improve our combined competitiveness and productivity and improve future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of six sigma productivity initiatives at the former Honeywell businesses; and the transition to a global shared services model. The components of the charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Planned global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions of which approximately 2,100 positions have been eliminated as of March 31, 2000. Asset impairments principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are expected to be completed by December 31, 2000.

     In 1999, we also recognized a pretax charge of $321 million for the costs of actions designed to reposition principally the AlliedSignal business units for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line and rationalization of manufacturing capacity and infrastructure in our Performance Polymers business; a reduction in the infrastructure in our Turbocharging Systems business; closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity in our Specialty Chemicals business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions of which approximately 3,000 positions have been eliminated as of March 31, 2000. Asset impairments principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are expected to be completed by December 31, 2000.

     We expect that the merger and repositioning actions committed to in 1999 will generate incremental pretax savings of $250 million in 2000, $575 million in 2001 and $750 million in 2002 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance, other exit costs, and future period expenses necessary to execute these actions will exceed $500 million and will principally be incurred in 2000. Cash expenditures for severance, other exit costs and merger fees and expenses were $140 million for the three-month period ended March 31, 2000 and were funded through operating cash flows.

C.   Other Matters
     -------------

     Euro Conversion
     ---------------

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. We have identified and are ensuring that all Euro conversion compliance issues are addressed. Although we cannot predict the impact of the Euro conversion at this time, we do not expect that the Euro conversion will have a material adverse effect on our consolidated results of operations.

Review by Independent Accountants
---------------------------------
  The "Report on Review by Independent Accountants'" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

  See Honeywell's most recent annual report filed on Form 10-K
(Item 7A). At March 31, 2000, except for the issuance of $1 billion of 7.50% Notes and the related interest rate swap agreements entered into in February 2000, as described in Note 9 on page 9 of this Form 10-Q, there has been no material change in this information.
At March 31, 2000, the market risk associated with the $1 billion of 7.50% notes was substantially offset by the related interest rate swap agreements.

                     PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

  At the Annual Meeting of Shareowners of Honeywell held on May 1, 2000, the following matters set forth in our Proxy Statement dated March 13, 2000, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

                (1) The nominees listed below were elected directors for a three-year term ending at the 2003 Annual Meeting with the respective votes set forth opposite their names:

                                     FOR              WITHHELD

          Hans W. Becherer       658,120,241         15,787,072

          Gordon M. Bethune      658,087,636         15,819,677

          Jaime Chico Pardo      658,340,478         15,566,835

          Ann M. Fudge           657,961,379         15,945,934

                (2) A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2000 was approved, with 663,817,411 votes cast FOR, 5,438,657 votes cast AGAINST, and 4,651,245 abstentions;

                (3) A shareowner proposal regarding CEO compensation was not approved, with 69,720,158 votes cast FOR, 486,553,921 votes cast AGAINST, 40,864,412 abstentions and 76,768,822 broker non-votes;


                (4) A shareowner proposal recommending the annual election of directors was approved, with 320,447,503 votes cast FOR, 236,527,223 votes cast AGAINST, 40,163,765 abstentions and 76,768,822 broker non-votes;

                (5) A shareowner proposal recommending a change in shareowner voting provisions was approved, with 327,270,958 votes cast FOR, 229,187,424 votes cast AGAINST, 40,680,109 abstentions and 76,768,822 broker non-votes.


Item 6.    Exhibits and Reports on Form 8-K
          ---------------------------------

     (a) Exhibits.  The following exhibits are filed with this Form 10-Q:

          10.6 Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended

         10.16 Long Term Performance Plan for Key Executives of Honeywell International Inc.

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27      Financial Data Schedule

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31, 2000:

        1. On January 21, 2000 a report was filed reporting our results of operations for the three-month and twelve-month periods ended December 31, 1999;
        2. On February 14, 2000 a report was filed reporting our financial statements and pro forma financial information required as a result of the merger involving AlliedSignal and the former Honeywell;
        3. On February 29, 2000 a report was filed reporting our execution and delivery of an underwriting agreement relating to our offer and sale of US $1 billion of 7.50% notes due 2010.

                             SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Honeywell International Inc.


Date:  May 12, 2000             By: /s/ Richard J. Diemer, Jr.
                                   -----------------------------
                                   Richard J. Diemer Jr.
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

                            EXHIBIT INDEX


Exhibit Number                     Description

     2                        Omitted (Inapplicable)

     3                        Omitted (Inapplicable)

     4                        Omitted (Inapplicable)

     10.6                     Supplemental Non-Qualified Savings
                              Plan for Highly Compensated Employees
                              of Honeywell International Inc. and its
                              Subsidiaries, as amended

     10.16                    Long Term Performance Plan for Key
                              Executives of Honeywell International Inc.

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