Form 10-K405/A
period 1999-12-31
HONEYWELL INTERNATIONAL INC
filed 2000-06-29
CIK 773840

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 1
                                       ON
                                  FORM 10-K/A
                                  TO FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from    to

                         Commission file number 1-8974

                          HONEYWELL INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                                   22-2640650
---------------------------------------                      ------------------------------------
    (State or other jurisdiction of                                    (I.R.S. Employer
    incorporation or organization)                                   Identification No.)

           101 Columbia Road
             P.O. Box 4000
        Morristown, New Jersey                                            07962-2497
---------------------------------------                      ------------------------------------
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

There were 795,133,694 shares of Common Stock outstanding at December 31, 1999.

                      Documents Incorporated by Reference
Part III: Proxy Statement for Annual Meeting of Shareowners to be held May 1, 2000, except for Summary Compensation Table which is contained herein.

________________________________________________________________________________
________________________________________________________________________________

                               TABLE OF CONTENTS

            ITEM                                                                                             PAGE
            ----                                                                                             ----
Part III.   11  .........................................................................................    3

Signatures...............................................................................................    5

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is contained in the Registrant's Proxy Statement for its Annual Meeting of Shareowners held on May 1, 2000, except for the revised Summary Compensation Table contained herein.

                           SUMMARY COMPENSATION TABLE

    The following table shows compensation for:

     two individuals who served as the Company's chief executive officer in 1999;

     the four most highly compensated executive officers (other than the CEOs) who were employed by the Company on December 31, 1999; and

     one former executive officer who would have been one of the four most highly compensated executive officers had he been employed by the Company on December 31, 1999.

                                      Annual Compensation                          Long-Term Compensation
                                      -------------------                          ----------------------
                                                                          Awards                           Payouts
                                                                          ------                           -------
     Name and Principal                                           Restricted        Options       LTIP          All Other
          Position            Year  Salary($)     Bonus($)    Stock Units($)(1)    (Shares)    Payouts($)    Compensation(2)
          --------            ----  ---------     --------    -----------------    --------    ----------    ---------------
Lawrence A. Bossidy(3)        1999  $2,000,000   $5,000,000        --                 --          --            $1,383,697
 Chairman of the Board        1998   2,000,000    4,000,000        --                 --          --               451,119
                              1997   2,000,000    3,150,000        --              1,500,000      --               576,969
Michael R. Bonsignore(4)      1999   1,087,817    2,000,000    $22,781,250         1,781,249   2,565,000         1,039,122
 Chief Executive Officer
Giannantonio Ferrari(5)       1999     536,896      775,000      2,039,375           612,251   1,282,500           272,915
 Chief Operating Officer and
 Executive Vice President
Robert D. Johnson             1999     370,833      625,000      1,882,500           400,000      --                36,469
 Chief Operating Officer and  1998     267,917      300,000        --                190,000      --                31,505
 Executive Vice President     1997     232,285      150,000        --                 40,000      --                 9,294
Peter M. Kreindler            1999     462,500      640,000      1,098,125           333,000      --               386,986
 Sr. Vice President and       1998     445,000      550,000        --                 --          --               105,705
 General Counsel              1997     410,000      480,000        --                 --          --                54,301
Richard F. Wallman            1999     455,833      590,000      1,098,125           333,000      --               352,478
 Sr. Vice President and       1998     410,000      500,000        --                 --          --                79,136
 Chief Financial Officer      1997     377,917      420,000        --                 --          --                44,129
Frederic M. Poses             1999     700,000    1,150,000        --                125,000      --               341,086
 Former President and Chief   1998     600,000    1,000,000        --                100,000      --               206,948
 Operating Officer            1997     510,000      735,000        --                 --          --               126,282

---------

(1) Restricted unit awards, valued on the date of the award, entitle the holder to receive one share of Common Stock for each unit when the unit vests. The Committee has the discretion to pay all or part of such awards in cash. The total number of units held and their value as of December 31, 1999 were as follows: Mr. Bossidy, 595,796 ($34,370,280); Mr. Bonsignore, 375,000 units ($21,633,000); Mr. Ferrari, 32,500 units ($1,874,860); Mr. Johnson, 45,000 units ($2,595,960); Mr. Kreindler, 57,500 units ($3,317,060); Mr. Wallman,
    67,500 units ($3,893,940); and Mr. Poses, 60,000 units ($3,461,280). Common stock dividend equivalents are payable on each unit. Restricted units will vest in increments of one-third each on April 1, 2001, 2002 and 2003 only if the Company achieves specified operating margin targets. In addition, Mr. Bonsignore and Mr. Ferrari each owned 20,000 shares of restricted stock of Honeywell Inc. that were converted to 37,500 shares ($2,163,300) of Honeywell International Inc. stock at the time of the merger. These shares vested at the change of control but were subject to sale restrictions due to pooling-of-interest accounting rules until January 2000.

(2) Amounts shown for 1999 consists of matching contributions made by the Company under the Savings Plan and Supplemental Savings Plan or by Honeywell Inc. under its savings plans: for Mr. Bossidy, $160,008; Mr. Bonsignore, $4,800; Mr. Johnson, $7,269; Mr. Kreindler, $37,002; Mr. Wallman, $19,784;
    and Mr. Poses, $56,004; the value of life insurance premiums: for Mr. Bossidy, $17,918; Mr. Bonsignore, $34,322; Mr. Johnson, $29,200;
    Mr. Kreindler, $11,500; and Mr. Poses, $42,000; above-market interest earned on deferred compensation: for Mr. Bossidy, $205,771; Mr. Kreindler, $88,484; Mr. Wallman, $107,694; and Mr. Poses, $243,082; awards for contributions to the merger of Honeywell and AlliedSignal: for Mr. Bossidy, $1,000,000;

    Mr. Bonsignore, $1,000,000; Mr. Ferrari, $175,000; Mr. Kreindler, $250,000;
    and Mr. Wallman, $225,000; $97,915 for relocation allowances in connection with foreign assignments for Mr. Ferrari.

(3) Mr. Bossidy also served as Chief Executive Officer until December 1, 1999.

(4) Mr. Bonsignore became an executive officer on December 1, 1999.

(5) Mr. Ferrari became an executive officer on December 1, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HONEYWELL INTERNATIONAL INC.

June 29, 2000                               By:    /s/ RICHARD J. DIEMER, JR.
                                           -------------------------------------
                                                  Richard J. Diemer, Jr.
                                               Vice President and Controller