Form 10-Q
period 2000-06-30
HONEYWELL INTERNATIONAL INC
filed 2000-08-11
CIK 773840

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              Form 10-Q
                     --------------------------


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 2000
                                          --------------
                                   OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------ to ------
                    Commission file number 1-8974
                                           ------

                     Honeywell International Inc.
 -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                               22-2640650
-------------------------------------             ------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

        101 Columbia Road
          P.O. Box 4000
       Morristown, New Jersey                          07962-2497
-------------------------------------------       ------------------
  (Address of principal executive offices)             (Zip Code)

                          (973)455-2000
  ----------------------------------------------------------------
        (Registrant's telephone number, including area code)

                           NOT APPLICABLE
  ----------------------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X                            NO
              ---------                            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
Class of Common Stock                               June 30, 2000
----------------------                            -----------------
    $1 par value                                    801,050,908 shares

                    Honeywell International Inc.

                                Index
                                -----


                                                               Page No.
                                                               --------

Part I.    -   Financial Information
               ---------------------

        Item 1. Condensed Financial Statements:

            Consolidated Balance Sheet -
              June 30, 2000 and December 31, 1999                  3

            Consolidated Statement of Income -
              Three and Six Months Ended June 30, 2000
              and 1999                                             4

            Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 2000 and 1999              5

            Notes to Financial Statements                          6

            Report on Review by Independent
              Accountants                                         16

     Item 2. Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                              17

     Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                        24


Part II.   -   Other Information
               ------------------

        Item 1. Legal Proceedings                                 25

        Item 5. Other Information                                 25

        Item 6. Exhibits and Reports on Form 8-K                  25


Signatures                                                        27

                  Honeywell International Inc.
                   Consolidated Balance Sheet
                          (Unaudited)

                                            June 30,      December 31,
                                              2000            1999
                                        ---------------  ---------------
                                              (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                     $   959       $ 1,991
  Accounts and notes receivable                   4,039         3,896
  Inventories                                     3,744         3,436
  Other current assets                            1,109         1,099
                                                 ------        ------
        Total current assets                      9,851        10,422

Investments and long-term receivables             1,061           782
Property, plant and equipment - net               5,502         5,630
Goodwill and other intangible
  assets - net                                    6,232         4,660
Other assets                                      2,290         2,033
                                                -------       -------
  Total assets                                  $24,936       $23,527
                                                =======       =======
LIABILITIES
Current liabilities:
  Accounts payable                              $ 2,256       $ 2,129
  Short-term borrowings                             157           302
  Commercial paper                                2,097         2,023
  Current maturities of long-term debt              346           284

  Accrued liabilities                             3,139         3,534
                                                -------       -------
        Total current liabilities                 7,995         8,272

Long-term debt                                    3,444         2,457
Deferred income taxes                               878           864
Postretirement benefit obligations
  other than pensions                             1,943         1,968
Other liabilities                                 1,224         1,367

SHAREOWNERS' EQUITY
Capital - common stock issued                       958           958
        - additional paid-in capital              2,486         2,318
Common stock held in treasury, at cost           (4,237)       (4,254)
Accumulated other nonowner changes                 (512)         (355)
Retained earnings                                10,757         9,932
                                                -------       -------
        Total shareowners' equity                 9,452         8,599
                                                -------       -------
  Total liabilities and shareowners' equity     $24,936       $23,527
                                                =======       =======


The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                  Consolidated Statement of Income
                             (Unaudited)

                                     Three Months Ended     Six Months Ended
                                            June 30,            June 30,
                                       -----------------     ----------------
                                        2000    1999          2000      1999
                                        ----    ----          ----      ----
                                               (Dollars in millions
                                             except per share amounts)

Net sales                               $6,309   $5,958    $12,353  $11,540
                                        ------   ------    -------  -------
Costs, expenses and other
  Cost of goods sold                     4,671    4,625      9,121    8,817
  Selling, general and administrative
    expenses                               763      745      1,521    1,444
  Gain on sale of non-strategic
    businesses                            (112)     -         (112)     -
  Equity in (income) loss of
    affiliated companies                   (14)      12        (18)       2
  Other (income) expense                    (3)    (279)       (13)    (297)
  Interest and other financial charges     129       59        240      132
                                        ------   ------    -------  -------
                                         5,434    5,162     10,739   10,098
                                        ------   ------    -------  -------

Income before taxes on income              875      796      1,614    1,442
Taxes on income                            258      256        491      462
                                        ------   ------    -------   ------
Net income                              $  617   $  540    $ 1,123   $  980
                                        ======   ======    =======   ======
Earnings per share of common
  stock - basic                         $ 0.77   $ 0.68    $  1.41   $ 1.24
                                        ======   ======    =======   ======
Earnings per share of common
  stock - assuming dilution             $ 0.76   $ 0.67    $  1.39   $ 1.22
                                        ======   ======    =======   ======
Cash dividends per share of
  common stock                          $.1875   $  .17    $ .3750   $  .34
                                        ======   ======    =======   ======

   The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                       Six Months Ended
                                                          June 30,
                                                     -----------------
                                                       2000        1999
                                                       ----        ----
                                                    (Dollars in millions)

Cash flows from operating activities:
  Net income                                             $1,123   $  980
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of non-strategic businesses               (112)      -
    Gain on disposition of investment in AMP Incorporated    -      (268)
    Repositioning and other charges                          96      258
    Depreciation and amortization                           529      441
    Equity income, net of distributions                      20       (9)
    Deferred income taxes                                    39       67
    Net taxes paid on sales of businesses and investments   (62)     (87)
    Other                                                  (356)      23
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts and notes receivable                         98      128
       Inventories                                           (3)     (91)
       Other current assets                                 (61)      17
       Accounts payable                                      31      (97)
       Accrued liabilities                                 (504)    (364)
                                                         ------   ------
Net cash provided by operating activities                   838      998
                                                         ------   ------
Cash flows from investing activities:
 Expenditures for property, plant and equipment            (355)    (430)
 Proceeds from disposals of property, plant and
   equipment                                                 61       43
 (Increase) in investments                                   (2)     (15)
  Disposition of investment in AMP Incorporated              -     1,164
  Cash paid for acquisitions                             (2,466)    (117)
  Proceeds from sales of businesses                         296      199
 (Increase) decrease in short-term investments              (16)       4
                                                       --------   ------
Net cash (used for) provided by investing activities     (2,482)     848
                                                       --------   ------
Cash flows from financing activities:
  Net increase (decrease) in commercial paper                74     (794)
  Net (decrease) in short-term borrowings                  (145)     (36)
  Proceeds from issuance of common stock                     81      273
  Proceeds from issuance of long-term debt                1,051        7
  Payments of long-term debt                               (151)    (197)
  Repurchases of common stock                                -    (1,058)
  Cash dividends on common stock                           (298)    (263)
                                                        -------    ------
Net cash provided by (used for) financing activities       612    (2,068)
                                                        -------   ------

Net (decrease) in cash and cash equivalents             (1,032)     (222)
Cash and cash equivalents at beginning of year           1,991     1,018
                                                       -------    ------
Cash and cash equivalents at end of period              $  959   $   796
                                                       =======   =======

  The Notes to Financial Statements are an integral part of this statement.

                       Honeywell International Inc.
                    Notes to Financial Statements
                             (Unaudited)
               (In millions except per share amounts)


Note 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three- and six-month periods ended June 30, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2000.

The financial information as of June 30, 2000 should be read in conjunction with the financial statements contained in our Form 10-K Annual Report for 1999.


Note 2.  Accounts and notes receivable consist of the following:

                                           June 30,       December 31,
                                             2000            1999
                                           --------       ------------
        Trade                              $3,702           $3,545
        Other                                 430              435
                                           ------           ------
                                            4,132            3,980
        Less - Allowance for doubtful
               accounts and refunds           (93)             (84)
                                           ------           ------
                                           $4,039           $3,896
                                           ======           ======

Note 3. Inventories consist of the following:

                                           June 30,       December 31,
                                             2000            1999
                                         ----------       ------------
        Raw materials                      $1,094          $1,027
        Work in process                       978             973
        Finished products                   1,826           1,589
                                           ------          ------
                                            3,898           3,589
        Less-Progress payments                (44)            (44)
             Reduction to LIFO cost basis    (110)           (109)
                                           ------          ------
                                           $3,744          $3,436
                                           ======          ======


Note 4. Total nonowner changes in shareowners' equity for the three and six months ended June 30, 2000 and 1999 were $496 and $966 million and $400 and $714 million, respectively. Nonowner changes in shareowners' equity consist of net income, foreign exchange translation adjustments and unrealized holding gains and losses on marketable securities.

Note 5.  Segment financial data follows:

                                        Periods Ended June 30,
                      ---------------------------------------------------------
Net Sales                          Three Months             Six Months
--------              ---------------------------------------------------------
                                2000        1999          2000       1999
                                ----        ----          ----       ----
Aerospace Solutions           $2,454       $2,534      $ 4,850     $ 4,862
Automation & Control           1,880        1,501        3,580       2,891
Performance Materials          1,061          986        2,086       1,969
Power & Transportation
  Products                       895          904        1,799       1,763
Corporate                         19           33           38          55
                              ------       ------      -------     -------
                              $6,309       $5,958      $12,353     $11,540
                              ======       ======      =======     =======




                                        Periods Ended June 30,
                      ---------------------------------------------------------
Segment Profit                     Three Months             Six Months
--------------        ---------------------------------------------------------
                                2000        1999          2000       1999
                                ----        ----          ----       ----

Aerospace Solutions           $  546       $ 475       $1,039      $  870
Automation & Control             275         161          465         281
Performance Materials            107         145          202         294
Power & Transportation
  Products                        82          83          170         153
Corporate                        (39)        (54)         (69)        (97)
                              ------       -----       ------      ------
  Segment profit                 971         810        1,807       1,501
                              ------       -----       ------      ------
Gain on sale of non-
  strategic businesses           112           -          112           -
Equity in income (loss)
  of affiliated
  companies                       14          24           18          34
Other income (expense)             3          11           13          29
Interest and other
  financial charges             (129)        (59)        (240)       (132)
Repositioning and other
  charges                        (96)       (258)         (96)       (258)
Gain on disposition of
  investment in AMP Inc.           -         268            -         268
                              -------      -----        -----      ------
Income before taxes
  on income                   $  875      $  796       $1,614      $1,442
                              ======      ======       ======      ======

Note 6. The details of the earnings per share calculations for the three- and six-month periods ended June 30, 2000 and 1999 follow:


                                       Three Months             Six Months
                              ------------------------------------------------
                                               Per                      Per
                                       Average Share           Average  Share
                              Income   Shares  Amount   Income Shares   Amount
                              ------   ------  ------   ------ ------  -------

2000
----
Earnings per share of
  common stock - basic         $617    799.8   $.77     $1,123  798.2  $1.41
Dilutive securities issuable
  in connection with stock
  plans                                 10.7                     10.5
                               ----    -----   ----     ------  -----  -----
Earnings per share of common
  stock - assuming dilution    $617    810.5  $.76      $1,123  808.7  $1.39
                               ====    =====  ====      ======  =====  =====


                                       Three Months           Six Months
                              -----------------------------------------------
                                             Per                     Per
                                     Average Share           Average Share
                              Income Shares  Amount   Income Shares  Amount
                              ------ ------- ------   ------ ------- ------
1999
----
Earnings per share of
  common stock - basic         $540   789.5  $.68     $980    791.4   $1.24
Dilutive securities issuable
  in connection with stock
  plans                                17.3                    15.8
                               -----  -----  -----    -----   -----   -----
Earnings per share of common
  stock - assuming dilution    $540   806.8  $.67     $980    807.2   $1.22
                               ====   =====  ====     ====    =====   =====

The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and six-month periods ended June 30, 2000, the number of stock options not included in the computations were 13.0 and 13.1 million, respectively. These stock options were outstanding at June 30, 2000. For the three- and six-month periods ended June 30, 1999, all stock options were included in the computations.

Note 7. In June 2000, we recognized a pretax charge of $96 million for the costs of closing a chip packaging manufacturing plant and related workforce reductions in our Electronic Materials business and for workforce reductions in our Industrial Control, Turbocharging Systems and Commercial Vehicle Systems businesses.
The components of the charge included severance costs of $24 million and asset impairments of $72 million, and are included in cost of goods sold. The workforce reductions are expected to be completed by December 31, 2000 and consisted of approximately 600 manufacturing positions. The pretax impact of the repositioning charge by reportable segment is as follows: Performance Materials - $74 million; Automation & Control - $17 million; and Power & Transportation Products - $5 million.

In December 1999, upon completion of the merger between AlliedSignal Inc and Honeywell Inc (former Honeywell), we recognized a pretax charge of $642 million for the costs of actions designed to improve our combined competitiveness and productivity and improve future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of six sigma productivity initiatives at the former Honeywell businesses; and, the transition to a global shared services model. The components of the charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Planned global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions of which approximately 2,600 positions have been eliminated as of June 30, 2000. Asset impairments principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed.
All merger-related actions are expected to be completed by December
31, 2000.

In 1999, we also recognized a pretax charge of $321 million ($75 million in the second quarter) for the costs of actions designed to reposition principally the AlliedSignal Inc business units for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line and rationalization of manufacturing capacity and infrastructure in our Performance Polymers business; a reduction in the infrastructure in our Turbocharging Systems business; closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity in our Specialty Chemicals business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal Inc businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions of which approximately 3,500 positions have been eliminated as of June 30, 2000. Asset impairments principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are being completed throughout 2000.

The following table summarizes the status of the total merger and repositioning actions:


                                         Balance                  Balance
                            1999  1999      at     2000    2000      at
                          Charges Usage  12/31/99 Charges Usage   6/30/2000
                          ------- -----  -------- ------- -----   ---------

Severance costs            $482  $ (58)    $424    $24    $(157)     $291
Asset impairments           257   (257)      -      72      (72)       -
Exit costs                   89     (4)      85      -      (28)       57
Merger fees & expenses      135    (77)      58      -      (47)       11
                           ----  -----     ----    ---    -----      ----
      Total                $963  $(396)    $567    $96    $(304)     $359
                           ====  ======    ====    ===    ======     ====

In the second quarter of 1999, we also recognized other charges consisting of losses on aerospace engine maintenance contracts and a contract cancellation penalty totaling $45 million, customer and employee claims of $29 million, and other write-offs principally related to tangible and intangible assets removed from service, including inventory, of $73 million.

In the second quarter of 1999, repositioning and other charges totaled $222 million and were included in cost of goods sold.
Equity in income of affiliated companies also included a $36 million charge resulting from an other than temporary decline in the value of an equity investment due to a significant deterioration in market conditions. The total impact of repositioning and other charges on second quarter 1999 pretax income was $258 million.

Note 8. In the second quarter of 2000, as a result of a government mandate in connection with the merger of AlliedSignal Inc and former Honeywell, we sold the former Honeywell's TCAS product line. We received approximately $215 million in cash resulting in a pretax gain of $112 million. The TCAS product line had annual sales of approximately $100 million.

Note 9. In April 1999, we reached an agreement with Tyco International Ltd. (Tyco) and AMP Incorporated (AMP), settling AMP's claim to the gain we would realize on the disposition of our investment in AMP common stock. We made a payment to AMP of $50 million, and the parties released all claims that they had against each other relating to AMP. Subsequently, we converted our investment in AMP common stock into Tyco common stock and sold the Tyco common stock for net cash proceeds of $1.2 billion. The resulting pretax gain of $268 million, net of the settlement payment, is included in other (income) expense.

Note 10. In February 2000, we acquired all of the outstanding shares of Pittway Corporation (Pittway) Common Stock and Class A Stock for approximately $2.2 billion, including the assumption of the net debt of Pittway of approximately $167 million. Pittway designs, manufactures and distributes security and fire systems for homes and buildings and had 1999 sales of $1.6 billion. The acquisition was funded through the issuance of long-term debt (see
Note 11) and commercial paper.

The acquisition was accounted for under the purchase method of accounting. The assets acquired and liabilities assumed of Pittway were recorded at their estimated fair values at the acquisition date, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of purchase price over the estimated fair values of the net assets acquired of approximately $1.6 billion was recorded as goodwill.
The pro forma results for the six months ended June 30, 2000, assuming the acquisition had been made at the beginning of the year, would not be materially different from reported results.

Note 11.  In February 2000, we issued $1 billion of 7.50% Notes,
which will mature in 2010.   Interest on the Notes is payable semi-
annually in arrears on March 1 and September 1 of each year, beginning in September 2000. In February 2000, we also entered into interest rate swap agreements, which effectively changed $750 million of this fixed rate debt to LIBOR based floating rate debt.

Note 12. On July 21, 2000, our Board of Directors authorized a share repurchase program to purchase up to 40 million shares of our common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The share repurchase program is expected to be substantially completed by December 31, 2001.

Note 13. Litton Litigation - On March 13, 1990, Litton Systems, Inc. (Litton) filed a legal action against the former Honeywell in U.S. District Court, Central District of California, Los Angeles (the trial court) with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. The former Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, the former Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

Patent/Tort Case.   U.S. District Court Judge Mariana Pfaelzer
presided over a three-month patent infringement and tortious interference trial in 1993. On August 31, 1993, a jury returned a verdict in favor of Litton, awarding damages against the former Honeywell in the amount of $1.2 billion on three claims. The former Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them all aside, ruling, among other things, that the Litton patent was invalid due to obviousness, unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by the former Honeywell's current process. It further ruled that Litton's state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, the former Honeywell should at least be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

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

Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. The parties filed motions with the trial court to dispose of the remanded issues as matters of law, which were argued before the trial court on July 26, 1999. On September 23, 1999, the trial court issued dispositive rulings in the case, granting the former Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the Patent claims on various grounds; granting the former Honeywell's Motion for Judgment as a Matter of Law on the State Law Claims on the grounds of insufficient evidence; and denying Litton's Motion for Partial Summary Judgment. The trial court entered a final judgment in Honeywell's favor on January 31, 2000, and Litton filed a timely notice of appeal from that judgment with the U.S. Court of Appeals for the Federal Circuit.

When preparing for the patent/tort damages retrial that was scheduled for May 1997, Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. We believe that our ion-beam processes do not infringe Litton's patent, and further that Litton's damage study remains flawed and speculative for a number of reasons. We expect that the trial court's latest rulings in the case will eventually be affirmed since they are consistent with the Federal Circuit's most recent opinions in this case and others which deal with alleged patent infringement under the doctrine of equivalents, and since, absent any patent infringement, Litton has not proven any tortious behavior by the former Honeywell which interfered with its contracts or business prospects. We also believe that it is reasonably possible that no damages will ultimately be awarded to Litton.

Although it is not possible at this time to predict the result of Litton's appeal, potential does remain for an adverse outcome which could be material to our financial position or results of operations. We believe however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

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

On January 27, 1999, the court vacated its prior mistrial ruling with respect to the attempt to monopolize claim and entered a treble damages judgment in the total amount of $750 million for actual and attempted monopolization. The former Honeywell filed appropriate post-judgment motions with the trial court and Litton filed motions seeking to add substantial attorney's fees and costs to the judgment. A hearing on the post-judgment motions was held before the trial court on May 20, 1999. On September 24, 1999, the trial court issued rulings denying the former Honeywell's Motion for Judgment as a Matter of Law and Motion for New Trial and Remittitur as they related to Litton Systems Inc., but granting the former Honeywell's Motion for Judgment as a Matter of Law as it relates to Litton Systems, Canada, Limited. The net effect of these rulings was to reduce the existing judgment against the former Honeywell of $750 million to $660 million, plus attorney fees and costs of approximately $35 million. Both parties have appealed the judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment will be stayed pending resolution of the former Honeywell's post-judgment motions and the disposition of the appeals filed by the parties.

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

Although it is not possible at this time to predict the result of the appeals, potential remains for an adverse outcome which could be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability. We also believe that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to the former Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories, claims, and cases, and that eventually any duplicative recovery would be eliminated from the antitrust and patent/tort cases.

Shareowner Litigation - Honeywell and seven of its officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey on July
25, 2000 by Local 144 Nursing Home Employees Pension Fund (the Complaint). The Complaint principally alleges that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

We believe that there is no factual or legal basis for the allegations in the Complaint. Although it is not possible at this time to predict the result of this case, we expect to prevail. However, an adverse outcome could be material to our financial position or results of operations. No provision has been made in our financial statements with respect to this contingent liability.

             Report on Review by Independent Accountants
             -------------------------------------------

To the Shareowners and Directors
of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six-month period ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



 /s/ PricewaterhouseCoopers LLP

 PricewaterhouseCoopers LLP
 Florham Park, NJ
 July 28, 2000

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ----------------------------------------------

A. Results of Operations-Second Quarter 2000 Compared with Second Quarter 1999
   ---------------------------------------------------------------------------
  Net sales in the second quarter of 2000 were $6,309 million, an increase of $351 million, or 6 percent compared with the second quarter of 1999. Excluding the effects of acquisitions and divestitures, and foreign exchange, sales decreased by approximately
1 percent. The impact of foreign exchange decreased sales by approximately 2 percent.

  Segment profit in the second quarter of 2000 was $971 million, an increase of $161 million, or 20 percent compared with the second quarter of 1999. Segment profit margin for the second quarter of 2000 was 15.4 percent compared with 13.6 percent for the second quarter of 1999. The increase in segment profit in the second quarter of 2000 was led by a significant improvement by the Automation & Control and Aerospace Solutions segments. Lower
Corporate expenses also contributed to the increase. A decrease in segment profit for the Performance Materials and Power &
Transportation Products segments was a partial offset. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

  Gain on sale of non-strategic businesses of $112 million in the second quarter of 2000 represents the pretax gain on the government-mandated divestiture of the former Honeywell's TCAS product line.
See Note 8 on page 10 of this Form 10-Q for further details.

  Equity in income of affiliated companies of $14 million in the second quarter of 2000 increased by $26 million compared with the second quarter of 1999. The increase primarily reflects that the prior year included a charge of $36 million related to the writedown of an equity investment. See Note 7 on page 8 of this Form 10-Q for further details.

  Other (income) expense, $3 million of income in the second quarter of 2000, decreased by $276 million compared with the second quarter of 1999. The decrease principally reflects that the prior year included the net gain of $268 million on our disposition of our investment in AMP Incorporated (AMP) common stock. See Note 9 on page 10 of this Form 10-Q for further details.

  Interest and other financial charges of $129 million in the second quarter of 2000 increased by $70 million compared with the second quarter of 1999. The increase results from higher average levels of debt during the current quarter due principally to the acquisition of Pittway Corporation (Pittway) and higher interest rates and the impact of tax interest expense.

  The effective tax rate in the second quarter of 2000 decreased to
29.5 percent compared with 32.2 percent in the second quarter of 1999 due to tax synergies in Europe associated with the merger of AlliedSignal Inc and the former Honeywell.

  Net income of $617 million, or $0.76 per share, in the second quarter of 2000 was 14 percent higher than the prior year's second quarter net income of $540 million, or $0.67 per share. Net income in the second quarter of 2000 included the gain on the disposition of the former Honeywell's TCAS product line and repositioning charges. Adjusted for these items, net income in the second quarter of 2000 was $12 million, or $0.01 per share, lower than reported.
Net income in the second quarter of 1999 included the gain on our disposition of our investment in AMP and repositioning and other charges. Adjusted for these items, net income in the second quarter of 1999 was $5 million, or $0.01 per share, lower than reported. Net income in the second quarter of 2000 increased by 13 percent compared with the second quarter of 1999 if both periods are adjusted for these items. The higher net income in the second quarter of 2000 was the result of improved earnings for the Automation & Control and Aerospace Solutions segments. The Performance Materials and Power & Transportation Products segments had lower earnings.

Review of Business Segments
---------------------------

     Aerospace Solutions sales of $2,454 million in the second quarter of 2000 were $80 million, or 3 percent lower compared with the second quarter of 1999. Excluding the effects of government-mandated divestitures and a supplier parts shortage in our avionics business, sales increased slightly. This increase was led by continued growth in our aftermarket businesses. Our aftermarket businesses continue to benefit from increases in air transport and regional flying hours, as well as strong ongoing global demand for our commercial and military repair and overhaul services. This increase was partially offset by lower sales to air transport original equipment manufacturers and a decline in engineering services revenue.

     Aerospace Solutions segment profit of $546 million in the second quarter of 2000 increased by $71 million, or 15 percent compared with the second quarter of 1999 due principally to cost structure improvements, primarily from workforce and benefit cost reductions, and merger-related savings. Increased sales of higher margin aftermarket products and services also contributed to the improvement in segment profit.

     Automation & Control sales of $1,880 million in the second quarter of 2000 increased by $379 million, or 25 percent compared with the second quarter of 1999. Sales for our Home & Building Control business were significantly higher due to our acquisition in February 2000 of Pittway, a manufacturer and distributor of security and fire systems for homes and buildings. Sales for our Industrial Control business decreased moderately as growth in our sensing & control business was more than offset by continued weakness in our industrial automation & control business. Our industrial automation & control business continues to be adversely affected by weakness in the hydrocarbon processing industry. Although there were some signs of recovery in this key industry in early 2000, a full recovery is not expected until at least the latter part of 2000.

     Automation & Control segment profit of $275 million in the second quarter of 2000 increased by $114 million, or 71 percent compared with the second quarter of 1999. Segment profit for both our Home & Building Control and Industrial Control businesses improved primarily as a result of lower costs due to workforce and benefit cost reductions and merger-related savings. The acquisition of Pittway and other portfolio changes also contributed to the improvement in segment profit.

     Performance Materials sales of $1,061 million in the second quarter of 2000 increased by $75 million, or 8 percent compared with the second quarter of 1999. Sales increased due to our acquisition in August 1999 of Johnson Matthey Electronics, a supplier of wafer fabrication materials and interconnect products to the electronics and telecommunications industries. Sales growth in our fluorines and chemical specialties businesses also contributed to the increase. The effect of divestitures, principally the Laminate Systems business in September 1999, was a partial offset.

     Performance Materials segment profit of $107 million in the second quarter of 2000 was lower by $38 million, or 26 percent compared with the second quarter of 1999. The decrease results from higher raw material costs in our Performance Polymers businesses. Higher operating losses in our chip packaging and pharmaceutical chemicals businesses and the impact of recent divestitures also contributed to the decrease. Cost structure improvements, higher sales volume in our flourines and chemical specialties businesses and price increases in certain Performance Polymers businesses were partial offsets.

     Power & Transportation Products sales of $895 million in the second quarter of 2000 decreased by $9 million, or 1 percent compared with the second quarter of 1999. Sales for our Commercial Vehicle Systems business decreased due primarily to lower heavy-duty truck builds in North America. Sales for our Friction Materials business were also lower primarily due to the impact of foreign exchange. Higher sales for our Turbocharging Systems business due primarily to continued strong demand in Europe reflecting the turbodiesel's increased penetration of the passenger car market was a partial offset.

     Power & Transportation Products segment profit of $82 million in the second quarter of 2000 decreased by $1 million, or 1 percent compared with the second quarter of 1999. Costs related to the ramp-up of our Turbogenerator product line were primarily responsible for the decrease. Lower sales in our Commercial Vehicle Systems business and the effects of supplier issues in our Turbocharging Systems business also contributed to the decrease. Cost structure improvements in our Turbocharging Systems, Commercial Vehicle
Systems and Friction Materials businesses resulting from six sigma initiatives, material procurement savings and workforce reductions were a partial offset.


B. Results of Operations - Six Months 2000 Compared with Six Months 1999
   ---------------------------------------------------------------------

  Net sales in the first six months of 2000 were $12,353 million, an increase of $813 million, or 7 percent compared with the first six months of 1999. Excluding the effects of acquisitions and divestitures, and foreign exchange, sales increased by approximately 2 percent. The impact of foreign exchange decreased sales by approximately 2 percent.

  Segment profit in the first six months of 2000 was $1,807 million, an increase of $306 million, or 20 percent compared with the first six months of 1999. Segment profit margin for the first six months of 2000 was 14.6 percent compared with 13.0 percent for the first six months of 1999. The increase in segment profit in the first six months of 2000 was led by a significant improvement by the Automation & Control and Aerospace Solutions segments. The Power & Transportation Products segment and lower Corporate expenses also contributed to the increase. A substantial decrease in segment profit for the Performance Materials segment was a partial offset. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

  Gain on sale of non-strategic businesses of $112 million in the first six months of 2000 represents the pretax gain on the government-mandated divestiture of the former Honeywell's TCAS product line. See Note 8 on page 10 of this Form 10-Q for further details.

  Equity in income of affiliated companies of $18 million in the first six months of 2000 increased by $20 million compared with the first six months of 1999. The increase primarily reflects that the prior year included a charge of $36 million related to the writedown of an equity investment. See Note 7 on page 8 of this Form 10-Q for further details.

  Other (income) expense, $13 million of income in the first six months of 2000, decreased by $284 million compared with the first six months of 1999. The decrease principally reflects that the prior year included the net gain of $268 million on our disposition of our investment in AMP common stock. See Note 9 on page 10 of this Form 10-Q for further details. Reduced benefits from foreign exchange hedging also contributed to the decrease.

  Interest and other financial charges of $240 million in the first six months of 2000 increased by $108 million compared with the first six months of 1999. The increase results from higher average levels of debt during the first six months of the current year due principally to the Pittway acquisition and higher interest rates and the impact of tax interest expense.

  The effective tax rate in the first six months of 2000 decreased to 30.4 percent compared with 32.0 percent in the first six months of 1999 due to tax synergies in Europe associated with the merger of AlliedSignal Inc and the former Honeywell.

  Net income of $1,123 million, or $1.39 per share, in the first six months of 2000 was 15 percent higher than the prior year's first six months net income of $980 million, or $1.22 per share. Net income in the first six months of 2000 included the gain on the disposition of the former Honeywell's TCAS product line and repositioning charges. Adjusted for these items, net income in the first six months of 2000 was $12 million, or $0.02 per share, lower than reported. Net income in the first six months of 1999 included the gain on our disposition of our investment in AMP and repositioning and other charges. Adjusted for these items, net income in the first six months of 1999 was $5 million, or $0.01 per share, lower than reported. Net income in the first six months of 2000 increased by 14 percent compared with the first six months of 1999 if both periods are adjusted for these items. The higher net income in the first six months of 2000 was the result of improved earnings for the Automation & Control, Aerospace Solutions and Power
& Transportation Products segments. The Performance Materials segment had lower earnings.

Review of Business Segments
---------------------------

     Aerospace Solutions sales of $4,850 million in the first six months of 2000 were $12 million lower compared with the first six months of 1999. Sales decreased primarily due to lower original equipment sales to air transport manufacturers and a decline in engineering services revenue. The effects of government-mandated divestitures and a supplier parts shortage in our avionics business in the second quarter also contributed to the decrease. Continued strength in our aftermarket businesses and higher original equipment sales to business, regional and general aviation customers were partial offsets.

     Aerospace Solutions segment profit of $1,039 million in the first six months of 2000 increased by $169 million, or 19 percent compared with the first six months of 1999 due principally to cost structure improvements, primarily from workforce and benefit cost reductions, and merger-related savings. Increased sales of higher margin aftermarket products and services also contributed to the improvement in segment profit.

     Automation & Control sales of $3,580 million in the first six months of 2000 increased by $689 million, or 24 percent compared with the first six months of 1999. Sales for our Home & Building Control business were substantially higher due principally to the acquisition of Pittway. Sales for our Industrial Control business declined slightly as growth in our sensing & control business was more than offset by continued weakness in our industrial automation & control business.

     Automation & Control segment profit of $465 million in the first six months of 2000 increased by $184 million, or 65 percent compared with the first six months of 1999. Segment profit for both our Home & Building Control and Industrial Control businesses improved primarily as a result of lower costs due to workforce and benefit cost reductions and merger-related savings. The acquisition of Pittway and other portfolio changes also contributed to the improvement in segment profit.

     Performance Materials sales of $2,086 million in the first six months of 2000 increased by $117 million, or 6 percent compared with the first six months of 1999. Sales increased primarily due to the acquisition of Johnson Matthey Electronics. Sales growth in our fluorines business also contributed to the increase. The effect of divestitures, principally the Laminate Systems business, was a partial offset.

     Performance Materials segment profit of $202 million in the first six months of 2000 was lower by $92 million, or 31 percent compared with the first six months of 1999. The decrease reflects higher raw material costs in our Performance Polymers businesses. Higher operating losses in our chip packaging and pharmaceutical chemicals businesses and the impact of recent acquisitions and divestitures also contributed to the decrease. Cost structure improvements, higher sales volume in our flourines business and price increases in certain Performance Polymers businesses were partial offsets.

     Power & Transportation Products sales of $1,799 million in the first six months of 2000 increased by $36 million, or 2 percent compared with the first six months of 1999. Sales for our Turbocharging Systems business were significantly higher due primarily to continued strong demand in Europe. Lower sales for our Commercial Vehicle Systems business, due primarily to decreased heavy-duty truck builds in North America, and our Friction Materials business were a partial offset.

     Power & Transportation Products segment profit of $170 million in the first six months of 2000 increased by $17 million, or 11 percent compared with the first six months of 1999. The increase results primarily from cost structure improvements in our Friction Materials and Consumer Products Group businesses resulting from six sigma initiatives, material procurement savings and workforce reductions. Higher sales in our Turbocharging Systems business also contributed to the increase. Costs related to the ramp-up of our Turbogenerator product line was a partial offset.


C.  Financial Condition, Liquidity and Capital Resources
    ----------------------------------------------------

     Total assets at June 30, 2000 were $24,936 million, an increase of $1,409 million, or 6 percent from December 31, 1999. The increase relates principally to our acquisition of Pittway.

     Cash provided by operating activities of $838 million during the first six months of 2000 decreased by $160 million compared with the first six months of 1999 due principally to spending related to the merger and repositioning actions. Higher net income and improved working capital were partial offsets.

     Cash used for investing activities of $2,482 million during the first six months of 2000 increased by $3,330 million compared with the first six months of

1999 due principally to the acquisition of Pittway and the fact that the prior year included the net proceeds from our disposition of our investment in AMP. See Notes 9 and 10 on page 10 of this Form 10-Q for further details. Higher proceeds from the sales of businesses and lower capital spending were partial offsets. We expect that our total capital spending in 2000 will be approximately $870 million compared with our previous estimate as of December 31, 1999 of approximately $1,050 million.

     We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position and profit contribution in order to upgrade our combined portfolio and identify operating units that will most benefit from increased investment.
We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify operating units that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action subject to regulatory constraints. In July 2000, we identified certain businesses in our Performance Materials and Power & Transportation Products segments that we consider to be non-core.

     Cash provided by financing activities of $612 million during the first six months of 2000 increased by $2,680 million compared with the first six months of 1999. The increase relates to issuance of $1 billion of 7.50% Notes in February 2000. See Note 11 on page 10 of this Form 10-Q for further details. Total debt of $6,044 million at June 30, 2000 was $978 million, or 19 percent higher than at December 31, 1999 due principally to the Pittway acquisition. The increase also reflects that the first six months of 1999 included the repayment of debt with the net proceeds from our disposition of our investment in AMP. The absence of stock repurchases in the current year also contributed to the increase in cash provided by financing activities.

     On July 21, 2000, our Board of Directors authorized a share repurchase program to purchase up to 40 million shares of our common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The share repurchase program is expected to be substantially completed by December 31, 2001 and will be funded with operating cash flows and some of the proceeds from the sales of non-core businesses.

Merger and Repositioning Charges
--------------------------------

     In June 2000, we recognized a pretax charge of $96 million for the costs of closing a chip packaging manufacturing plant and related workforce reductions in our Electronic Materials business and for workforce reductions in our Industrial Control, Turbocharging Systems and Commercial Vehicle Systems businesses. The components of the charge included severance costs of $24 million and asset impairments of $72 million, and are included in cost of goods sold. The workforce reductions are expected to be completed by December 31, 2000 and consisted of approximately 600 manufacturing positions. The pretax impact of the repositioning charge by reportable segments is as follows: Performance Materials - $74 million; Automation & Control - $17 million; and Power & Transportation Products - $5 million.

     In December 1999, upon completion of the merger between AlliedSignal Inc and the former Honeywell, we recognized a pretax charge of $642 million for the costs of actions designed to improve our combined competitiveness and productivity and improve future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of six sigma productivity initiatives at the former Honeywell businesses; and, the transition to a global shared services model. The components of the charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Planned global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions of which approximately 2,600 positions have been eliminated as of June 30, 2000. Asset impairments principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are expected to be completed by December 31, 2000.

     In 1999, we also recognized a pretax charge of $321 million ($75 million in the second quarter) for the costs of actions designed to reposition principally the AlliedSignal Inc business units for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line and rationalization of manufacturing capacity and infrastructure in our Performance Polymers business; a reduction in the infrastructure in our Turbocharging Systems business; closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity in our Specialty Chemicals business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal Inc businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions of which approximately 3,500 positions have been eliminated as of June 30, 2000. Asset impairments principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are being completed throughout 2000.

     We expect that the merger and repositioning actions committed to in 2000 and 1999 will generate incremental pretax savings of $270 million in 2000, $605 million in 2001 and $780 million in 2002 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance, other exit costs, and future period expenses necessary to execute these actions will exceed $500 million and will principally be incurred in 2000. Cash expenditures for severance, other exit costs and merger fees and expenses were $232 million for the six-month period ended June 30, 2000 and were funded principally through operating cash flows.

     In July 2000, we announced plans to consolidate our Performance Polymers and Specialty Chemicals strategic business units into a single business unit. We also announced additional census reductions of approximately 5 percent expected to occur over the next four quarters. These census reductions are expected to be effected through a combination of a hiring freeze, attrition and layoffs. We are currently formulating a detailed plan to effect these and other actions, which will result in a significant charge against future earnings.

D.    Other Matters
      -------------

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

  See Honeywell's most recent annual report filed on Form 10-K
(Item 7A). At June 30, 2000, except for the issuance of $1 billion of 7.50% Notes and the related interest rate swap agreements entered into in February 2000, as described in Note 11 on page 10 of this Form 10-Q, there has been no material change in this information. At June 30, 2000, the market risk associated with the $1 billion of 7.50% Notes was substantially offset by the related interest rate swap agreements.

                     PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
     Honeywell and seven of its officers were named as defendants in a purported class action lawsuit filed in the United States
     District Court for the District of New Jersey on July 25, 2000 by Local 144 Nursing Home Employees Pension Fund (the Complaint).
     The Complaint principally alleges that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

     We believe that there is no factual or legal basis for the allegations in the Complaint. Although it is not possible at this time to predict the result of this case, we expect to prevail. However, an adverse outcome could be material to our financial position or results of operations. No provision has been made in our financial statements with respect to this contingent liability.


Item 5.    Other Information
           -----------------
     (a) Andrew C. Sigler retired as a member of Honeywell's Board of Directors effective May 25, 2000.

     (b) On May 26, 2000, the Board of Directors approved an amendment to Honeywell's by-laws to provide for 90-day advance notice period for the nomination of a director or the presentation of a proposal at an annual meeting of shareowners. The prior by-law provided for a 60-day advance notice period for a director nomination to be presented at an annual meeting but did not require similar advance notice for a shareowner proposal.

         The admended by-laws are being filed as an exhibit to this Report on Form 10-Q. In order to be considered timely under the revised by-laws, a director nomination or shareowner proposal to be submitted at an annual meeting must be received by the Secretary at Honeywell's principal executive offices no earlier than 120 days nor later than 90 days prior to the anniversary of the prior year's annual meeting. The date by which a director nomination or shareowner proposal must be received for the 2001 annual meeting is January 31, 2001.

 Item 6.    Exhibits and Reports on Form 8-K
            ---------------------------------

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

           3(ii) By-laws of Honeywell, as amended.

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27      Financial Data Schedule

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                             SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Honeywell International Inc.

Date:  August 11, 2000             By: /s/ Philip M. Palazzari
                                      ------------------------
                                       Philip M. Palazzari
                                       Vice President and Controller
                                       (on behalf of the Registrant
                                       and as the Registrant's
                                       Principal Accounting Officer)

                            EXHIBIT INDEX


Exhibit Number                     Description

      2                       Omitted (Inapplicable)

      3(ii)                   By-laws of Honeywell, as amended

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