Form 10-Q
period 2000-09-30
HONEYWELL INTERNATIONAL INC
filed 2000-11-13
CIK 773840

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              Form 10-Q
                       -----------------------


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2000
                                         -------------------
                                   OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ------- to -------
                    Commission file number 1-8974
                                           -------
                     Honeywell International Inc.
--------------------------------------------------------------------

       (Exact name of registrant as specified in its charter)

                  Delaware                               22-2640650
     --------------------------------             ---------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

        101 Columbia Road
          P.O. Box 4000
       Morristown, New Jersey                          07962-2497
  -----------------------------------------            -----------
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

          YES   X                            NO
             ---------                          ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
Class of Common Stock                         September 30, 2000
---------------------                         ---------------------
    $1 par value                              797,485,994 shares

                    Honeywell International Inc.

                                Index
                                ------

                                                         Page No.
                                                         --------
Part I. -      Financial Information
               ---------------------

        Item 1. Condensed Financial Statements:

                Consolidated Balance Sheet -
                  September 30, 2000 and December 31, 1999       3

                Consolidated Statement of Income -
                  Three and Nine Months Ended September 30, 2000
                  and 1999                                       4

                Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999  5

                Notes to Financial Statements                    6

                Report of Independent Accountants               17

     Item 2.    Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                         18

     Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                   25


Part II.-      Other Information
               -----------------

    Item 1.     Legal Proceedings                               26

    Item 5.     Other Information                               26

    Item 6.     Exhibits and Reports on Form 8-K                26


Signatures                                                      27

                  Honeywell International Inc.
                   Consolidated Balance Sheet
                          (Unaudited)

                                           September 30,    December 31,
                                               2000             1999
                                          --------------    -------------
                                               (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                  $ 2,065           $ 1,991
  Accounts and notes receivable                4,162             3,896
  Inventories                                  3,848             3,436
  Other current assets                         1,111             1,099
                                             -------           -------
        Total current assets                  11,186            10,422

Investments and long-term receivables            999               782
Property, plant and equipment - net            5,194             5,630
Goodwill and other intangible
  assets - net                                 6,120             4,660
Other assets                                   2,418             2,033
                                              ------           -------
  Total assets                               $25,917           $23,527
                                             =======           =======
LIABILITIES
Current liabilities:
  Accounts payable                           $ 2,243           $ 2,129
  Short-term borrowings                          105               302
  Commercial paper                             2,553             2,023
  Current maturities of long-term debt           181               284
  Accrued liabilities                          3,187             3,534
                                             -------           -------
        Total current liabilities              8,269             8,272

Long-term debt                                 4,155             2,457
Deferred income taxes                            998               864
Postretirement benefit obligations
  other than pensions                          1,952             1,968
Other liabilities                              1,207             1,367

SHAREOWNERS' EQUITY
Capital - common stock issued                    958               958
        - additional paid-in capital           2,523             2,318
Common stock held in treasury, at cost        (4,382)           (4,254)
Accumulated other nonowner changes              (652)             (355)
Retained earnings                             10,889             9,932
                                             -------            ------
        Total shareowners' equity              9,336             8,599
                                             -------            ------
 Total liabilities and shareowners' equity   $25,917           $23,527
                                             =======          =======

The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                  Consolidated Statement of Income
                            (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        ------------------    ----------------
                                          2000       1999     2000        1999
                                          ----       ----     ----        ----
                                                  (Dollars in millions
                                                except per share amounts)

Net sales                                 $6,216    $6,036    $18,569   $17,576
                                          ------    ------    -------   -------
Costs, expenses and other
  Cost of goods sold                       4,845     4,574     13,966    13,391
  Selling, general and aministrative
     expenses                                791       699      2,312     2,143
  (Gain) on sale of non-strategic
     businesses                                -      (106)      (112)     (106)
   Equity in (income) loss of affiliated
     companies                                68       (16)        50       (14)
   Other (income) expense                    (35)        2        (48)     (295)
   Interest and other financial charges      125        60        365       192
                                          ------    ------    -------   -------
                                           5,794     5,213     16,533    15,311
                                          ------    ------    -------   -------
Income before taxes on income                422       823      2,036     2,265
Taxes on income                              140       269        631       731
                                          ------    ------    -------   -------
Net income                                $  282    $  554    $ 1,405   $ 1,534
                                          ======    ======    =======   =======
Earnings per share of common
  stock - basic                           $ 0.35    $ 0.70    $  1.76   $  1.94
                                          ======    ======    =======   =======
Earnings per share of common
  stock - assuming dilution               $ 0.35    $ 0.68    $  1.74   $  1.90
                                          ======    ======    =======   =======
Cash dividends per share of
  common stock                            $.1875    $  .17    $ .5625   $   .51
                                          ======    ======    =======   =======




  The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                            2000        1999
                                                            ----        ----
                                                          (Dollars in millions)
Cash flows from operating activities:
  Net income                                                 $1,405     $1,534
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    (Gain) on sale of non-strategic businesses                 (112)      (106)
    (Gain) on disposition of investment in AMP Incorporated     -         (268)
    Repositioning and other charges                             311        365
    Charge for the impairment of long-lived assets              245        -
    Depreciation and amortization                               767        665
    Equity income, net of distributions                          (7)       (13)
    Deferred income taxes                                       217        128
    Net taxes paid on sales of businesses and investments       (62)      (185)
    Other                                                      (644)       (63)
    Changes in assets and liabilities, net of the effects
      of acquisitions and divestitures:
        Accounts and notes receivable                           (64)        (6)
        Inventories                                            (133)       (12)
        Other current assets                                    (87)       (21)
        Accounts payable                                         41       (169)
        Accrued liabilities                                    (524)      (332)
                                                              -----      -----
Net cash provided by operating activities                     1,353      1,517
                                                             ------     ------
Cash flows from investing activities:
 Expenditures for property, plant and equipment                (578)      (684)
 Proceeds from disposals of property, plant and
   equipment                                                    107         66
 (Increase) in investments                                       (3)        (6)
  Disposition of investment in AMP Incorporated                  -       1,164
  Cash paid for acquisitions                                 (2,499)      (866)
  Proceeds from sales of businesses                             431        642
 (Increase) decrease in short-term investments                  (16)         4
                                                            -------     ------
Net cash (used for) provided by investing activities         (2,558)       320
                                                            -------     ------
Cash flows from financing activities:
  Net increase (decrease) in commercial paper                   530       (260)
  Net (decrease) in short-term borrowings                      (197)       (68)
  Proceeds from issuance of common stock                         93        377
  Proceeds from issuance of long-term debt                    1,825         13
  Payments of long-term debt                                   (372)      (339)
  Repurchases of common stock                                  (152)    (1,058)
  Cash dividends on common stock                               (448)      (395)
                                                            -------     ------
Net cash provided by (used for) financing activities          1,279     (1,730)
                                                            -------     ------
Net increase in cash and cash equivalents                        74        107
Cash and cash equivalents at beginning of year                1,991      1,018
                                                            -------     ------
Cash and cash equivalents at end of period                   $2,065     $1,125
                                                            =======     ======

 The Notes to Financial Statements are an integral part of this statement.

                       Honeywell International Inc.
                    Notes to Financial Statements
                             (Unaudited)
               (In millions except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three- and nine-month periods ended September 30, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2000.

The financial information as of September 30, 2000 should be read in conjunction with the financial statements contained in our Form 10-K Annual Report for 1999.

NOTE 2.  Accounts and notes receivable consist of the following:

                                         September 30,    December 31,
                                             2000            1999
                                           --------       ------------
     Trade                                 $3,725            $3,545
     Other                                    528               435
                                           ------            ------
                                            4,253             3,980
      Less - Allowance for doubtful
             accounts and refunds             (91)              (84)
                                           ------            ------
                                           $4,162            $3,896
                                           ======            ======

NOTE 3. Inventories consist of the following:

                                        September 30,    December 31,
                                             2000           1999
                                          ----------     ------------
      Raw materials                        $1,244          $1,027
      Work in process                         910             973
      Finished products                     1,854           1,589
                                           ------          ------
                                            4,008           3,589
      Less - Progress payments                (46)            (44)
             Reduction to LIFO cost basis    (114)           (109)
                                           ------          ------
                                           $3,848          $3,436
                                           ======          ======


NOTE 4.  Total nonowner changes in shareowners' equity consist of the following:

                                              Periods Ended September 30,
                             --------------------------------------------------
                                        Three Months            Nine Months
                             --------------------------------------------------
                                       2000       1999       2000        1999
                                       ----       ----       ----        ----
Net income                            $282         $554   $1,405       $1,534
Foreign exchange translation
   adjustments                        (106)          47     (265)        (127)
Unrealized holding (losses)
   on securities available
   for sale                            (34)          --      (32)         (92)
                                      ----         ----   ------       ------
                                      $142         $601    $1,108       $1,315
                                      ====         ====    ======       ======

NOTE 5.  Segment financial data follows:

                                          Periods Ended September 30,
                              ----------------------------------------------
Net Sales                               Three Months           Nine Months
---------                     ----------------------------------------------
                                        2000    1999         2000       1999
                                        ----    ----         ----       ----

Aerospace Solutions                   $2,458   $2,527     $ 7,308     $ 7,389
Automation & Control                   1,861    1,559       5,441       4,450
Performance Materials                  1,014    1,027       3,100       2,996
Power & Transportation
  Products                               866      895       2,665       2,658
Corporate                                 17       28          55          83
                                      ------   ------     -------     -------
                                      $6,216   $6,036     $18,569     $17,576
                                      ======   ======     =======     =======



                                          Periods Ended September 30,
                              --------------------------------------------------
Segment Profit                          Three Months           Nine Months
--------------                --------------------------------------------------
                                        2000    1999         2000       1999
                                        ----    ----         ----       ----
Aerospace Solutions                    $ 565   $ 531       $1,604      $1,401
Automation & Control                     277     202          742         483
Performance Materials                     98      88          300         382
Power & Transportation
  Products                                41      78          211         231
Corporate                                (40)    (33)        (109)       (130)
                                       -----   -----       ------      ------
  Segment profit                         941     866        2,748       2,367
                                       -----   -----       ------      ------
Gain on sale of
  non-strategic businesses                 -     106          112         106
Equity in income (loss)
  of affiliated
  companies                               31      20           49          54
Other income (expense)                    35      (2)          48          27
Interest and other
  financial charges                     (125)    (60)        (365)       (192)
Repositioning and other
  charges                               (215)   (107)        (311)       (365)
Charge for the impairment of
  long-lived assets                     (245)      -         (245)          -
Gain on disposition of
  investment in AMP Inc.                   -       -            -         268
                                       -----   -----         ----       -----
Income before taxes
  on income                            $ 422   $ 823       $2,036      $2,265
                                       =====   =====       ======      ======

NOTE 6. The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 2000 and 1999 follow:


                                      Three Months            Nine Months
                              ------------------------------------------------
                                            Per                    Per
                                    Average Share          Average Share
                            Income  Shares  Amount  Income Shares  Amount
                            ------  ------  ------  ------ ------- ------
2000
----
Earnings per share of
  common stock - basic       $282   800.7    $.35   $1,405  799.1  $1.76
Dilutive securities issuable
  in connection with stock
  plans                               5.7                     8.9
                              ----- -----    ----   -----   -----  -----
Earnings per share of common
  stock - assuming dilution  $282   806.4    $.35   $1,405  808.0  $1.74
                             ====   =====    ====   ======  =====  =====

                                      Three Months            Nine Months
                              ----------------------------------------------
                                            Per                    Per
                                    Average Share          Average Share
                            Income  Shares  Amount  Income Shares  Amount
                            ------  ------  ------  ------ ------- ------
1999
----
Earnings per share of
  common stock - basic       $554   791.4   $.70   $1,534  791.4   $1.94
Dilutive securities issuable
  in connection with stock
  plans                              17.9                   16.6
                             ----   -----   ----   ------  -----   -----
Earnings per share of common
  stock - assuming dilution  $554   809.3   $.68   $1,534  808.0   $1.90
                             ====   =====   ====   ======  =====   =====

The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 2000, the number of stock options not included in the computations were 30.4 and 15.9 million, respectively. These stock options were outstanding at September 30, 2000. For the three- and nine-month periods ended September 30, 1999, all stock options were included in the computations.

NOTE 7. In the third quarter of 2000, we recognized a net pretax charge of $116 million for the costs of repositioning and other actions. We recognized a repositioning charge of $132 million related to announced global workforce reductions in each of our reportable segments and asset impairments principally associated with the completion of previously announced plant shut-downs in our Performance Polymers and Chemicals business. The components of the repositioning charge included severance costs of $116 million and asset impairments of $16 million, and are included in cost of goods sold. The workforce reductions are expected to be substantially completed by December 31, 2000 and consist of approximately 1,750 manufacturing and administrative positions of which approximately 200 positions have been eliminated as of September 30, 2000. The pretax impact of the repositioning charge by reportable segment was as follows: Automation & Control - $84 million; Performance Materials - $17 million;

Aerospace Solutions - $16 million; Corporate - $10 million; and Power & Transportation Products - $5 million. We also recognized in cost of goods sold other charges of $30 million principally related to write-offs of tangible and intangible assets removed from service, including inventory. During the third quarter of 2000, $46 million of reserves established in 1999, principally for severance, were returned to income due to higher than expected voluntary employee attrition (approximately 650 positions) resulting in reduced severance liabilities principally in our Automation
& Control and Aerospace Solutions reportable segments. In the third quarter of 2000, we also recognized a pretax repositioning charge of $99 million in equity in (income) loss of affiliated companies for costs associated with closing an affiliate's chemical manufacturing operations.
The components of the charge included severance costs of $6 million, asset impairments of $53 million, and other environmental exit costs and period expenses of $40 million.

In the second quarter of 2000, we recognized a pretax charge of $96 million for the costs of closing a chip packaging manufacturing plant and related workforce reductions in our Electronic Materials business and for workforce reductions in our Industrial Control, Turbocharging Systems and Commercial Vehicle Systems businesses.
The components of the charge included severance costs of $24 million and asset impairments of $72 million, and are included in cost of goods sold. The workforce reductions are expected to be substantially completed by December 31, 2000 and consisted of approximately 600 manufacturing positions of which approximately 130 positions have been eliminated as of September 30, 2000. The pretax impact of the repositioning charge by reportable segment was as follows:
Performance Materials - $74 million; Automation & Control - $17 million; and Power & Transportation Products - $5 million.

The total net pretax impact of repositioning and other charges was $215 million for the three months ended September 30, 2000 and $311 million for the nine months ended September 30, 2000.

In December 1999, as disclosed in our 1999 Form 10-K Annual Report, upon completion of the merger between AlliedSignal Inc and Honeywell Inc (former Honeywell), we recognized a pretax charge of $642 million for the costs of actions designed to improve our combined competitiveness and productivity and improve future profitability. The merger-related actions included planned global workforce reductions of approximately 6,500 administrative and manufacturing positions of which approximately 3,000 positions have been eliminated as of September 30, 2000. All merger-related actions are expected to be completed by December 31, 2000.

In 1999, we also recognized a pretax charge of $321 million ($96 million in the third quarter and $171 million in the first nine months) for the costs of actions designed to reposition principally the AlliedSignal Inc businesses for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line, closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity and infrastructure in our Performance Polymers and Chemicals business; a reduction in the infrastructure in our Turbocharging Systems business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal Inc businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million.
Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions of which approximately 3,800 positions have been eliminated as of September 30, 2000. Asset impairments principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are being completed throughout 2000.

In the second quarter of 1999, we also recognized other charges consisting of losses on aerospace engine maintenance contracts and a contract cancellation penalty totaling $45 million, customer and employee claims of $29 million, and other write-offs principally related to tangible and intangible assets removed from service, including inventory, of $73 million. In the third quarter of 1999, other charges of $7 million related to asset impairments were also recorded.

Repositioning and other charges totaling $222 million in the second quarter of 1999 and $103 million in the third quarter of 1999 were included in cost of goods sold. Equity in (income) loss of affiliated companies in the second quarter of 1999 included a $36 million charge resulting from an other than temporary decline in the value of an equity investment due to a significant deterioration in market conditions. Equity in (income) loss of affiliated companies in the third quarter of 1999 included a $4 million charge related to an equity investee's severance actions. The total pretax impact of repositioning and other charges was $107 million for the three months ended September 30, 1999 and $365 million for the nine months ended September 30, 1999.

The following table summarizes the status of our total merger and repositioning costs:
                                    Balance
                    1999   1999     at      2000  2000             Balance at
                   Charges Usage 12/31/99 Charges Usage Adjustments 9/30/2000
                   ------- ----- -------- ------- ----- ----------- ---------
Severance costs      $482   $ (58)   $424    $146  $(199)   $(42)      $329
Asset impairments     257    (257)     -      141   (141)     -          -
Exit costs             89      (4)     85      40    (35)     (4)        86
Merger fees
   & expenses         135     (77)     58      -     (53)     -           5
                     ----   ------   ----    ----  ------    -----     ----
      Total          $963   $(396)   $567    $327  $(428)   $(46)      $420
                     ====   ======   ====    ====  ======   =====      ====


NOTE 8. In the third quarter of 2000, we identified our Friction Materials business as non-core. As a result of this assessment, we implemented cost reduction initiatives and conducted discussions with potential acquirors of the business. As part of this process, we obtained third party indications of value and evaluated the business for possible asset impairment. In the third quarter of 2000, we recognized an impairment charge of $245 million principally related to the write-down of property, plant and equipment, goodwill and other intangible assets. The impairment charge is included as part of cost of goods sold.

NOTE 9. In the second quarter of 2000, as a result of a government mandate in connection with the merger of AlliedSignal Inc and former
Honeywell, we sold the former Honeywell's TCAS product line. We received approximately $215 million in cash resulting in a pretax gain of $112 million. The TCAS product line had annual sales of approximately $100 million. In the third quarter of 1999, we sold our Laminate Systems business for approximately $425 million in cash resulting in a pretax gain of $106 million. The Laminate Systems business had annual sales of about $400 million.

NOTE 10. In April 1999, we reached an agreement with Tyco International Ltd. (Tyco) and AMP Incorporated (AMP), settling AMP's claim to the gain we would realize on the disposition of our investment in AMP common stock. We made a payment to AMP of $50 million, and the parties released all claims that they had against each other relating to AMP. Subsequently, we converted our investment in AMP common stock into Tyco common stock and sold the Tyco common stock for net cash proceeds of $1.2 billion. The resulting pretax gain of $268 million, net of the settlement payment, was included in other (income) expense in the nine months ended September 30, 1999.

NOTE 11. In February 2000, we acquired all of the outstanding shares of Pittway Corporation (Pittway) Common Stock and Class A
Stock for approximately $2.2 billion, including the assumption of the net debt of Pittway of approximately $167 million. Pittway designs, manufactures and distributes security and fire systems for homes and buildings and had 1999 sales of $1.6 billion. The acquisition was funded through the issuance of long-term debt (see Note 12) and commercial paper.

The acquisition was accounted for under the purchase method of accounting. The assets acquired and liabilities assumed of Pittway were recorded at their estimated fair values at the acquisition date, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of purchase price over the estimated fair values of the net assets acquired of approximately $1.6 billion was recorded as goodwill.
The pro forma results for the nine months ended September 30, 2000, assuming the acquisition had been made at the beginning of the year, would not be materially different from reported results.

NOTE 12. In September 2000, we issued $750 million of 6.875% Notes, which are due in 2005. Interest on the Notes is payable semi-annually in arrears on April 3 and October 3 of each year, beginning on April 3, 2001.

In February 2000, we issued $1 billion of 7.50% Notes, which are due
in 2010.   Interest on the Notes is payable semi-annually in arrears
on March 1 and September 1 of each year, beginning on September 1, 2000. In February 2000, we also entered into interest rate swap agreements, which effectively changed $750 million of the 7.50% fixed rate Notes to LIBOR based floating rate debt.

NOTE 13. On July 21, 2000, our Board of Directors authorized a share repurchase program to purchase up to 40 million shares of our common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During the three months ended September 30, 2000, we repurchased 4.2 million shares of our common stock for $160 million in connection with our share repurchase program. As a result of the pending merger with General Electric Company (see Note 15), Honeywell rescinded its share repurchase program effective October 21, 2000.

NOTE 14. LITTON LITIGATION - On March 13, 1990, Litton Systems, Inc. (Litton) filed a legal action against the former Honeywell in U.S. District Court, Central District of California, Los Angeles (the trial court) with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. The former

Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, the former Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

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

SHAREOWNER LITIGATION - Honeywell and seven of its officers were named as defendants in thirteen class action lawsuits filed in the United States District Court for the District of New Jersey (the Complaints). The Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

We believe that there is no factual or legal basis for the allegations in the Complaints. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our financial position or results of operations. No provision has been made in our financial statements with respect to this contingent liability.

NOTE 15 - Subsequent Event - On October 22, 2000, Honeywell and
General Electric Company (GE) entered into an Agreement and Plan of
Merger (Merger Agreement) providing for a business combination between GE and Honeywell. Under the Merger Agreement, a wholly-owned subsidiary of GE will be merged with and into Honeywell, and Honeywell will become a wholly-owned subdidiary of GE. Upon consummation of the merger, each issued and outstanding share of common stock of Honeywell will be converted into the right to receive 1.055 shares of common stock of GE. The details of this transaction are discussed in our Form 8-K filing dated October 25, 2000.

             Report of Independent Accountants
             ---------------------------------

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2000, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine-month period ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2000, except as to Note 25 which is as of February 4, 2000, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Florham Park, NJ
November 13, 2000

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

A. Results of Operations - Third Quarter 2000 Compared with Third Quarter 1999
   ---------------------------------------------------------------------------
  Net sales in the third quarter of 2000 were $6,216 million, an increase of $180 million, or 3 percent compared with the third quarter of 1999. The perecentage increase is attributable to the following:

         Acquisitions/Divestitures       6 %
         Foreign Exchange               (2)%
         Volume/Price                   (1)%
                                       ----
                                         3 %
                                       ====

  Segment profit in the third quarter of 2000 was $941 million, an increase of $75 million, or 9 percent compared with the third quarter of 1999. Segment profit margin for the third quarter of 2000 was 15.1 percent compared with 14.3 percent for the third quarter of 1999. The increase in segment profit in the third quarter of 2000 was led by a significant improvement by the Automation & Control segment and a moderate improvement by the Aerospace Solutions and Performance Materials segments partially offset by a significant decrease by the Power & Transportation Products segment. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

  (Gain) on sale of non-strategic businesses of $106 million in the third quarter of 1999 related to the pretax gain on the sale of our Laminate Systems business in September 1999. See Note 9 on page 10 of this Form 10-Q for further details.

  Equity in (income) loss of affiliated companies was a loss of $68 million in the third quarter of 2000 compared with income of $16 million in the third quarter of 1999. The decrease of $84 million in equity income primarily reflects that the current quarter included a charge of $99 million for costs associated with closing an affiliate's chemical manufacturing operations. The prior year's quarter also included a charge of $4 million related to an equity investee's severance actions. See Note 7 on page 8 of this Form 10-Q for further details. Excluding these charges in both periods, equity in (income) loss of affiliated companies in the third quarter of 2000 was income of $31 million, an increase of $11 million compared with the third quarter of 1999 due mainly to the gain on the sale of our interest in an automotive aftermarket joint venture partially offset by lower earnings from our UOP process technology
(UOP) joint venture.

  Other (income) expense, $35 million of income in the third quarter of 2000, increased by $37 million compared with the third quarter of 1999 due principally to increased benefits from foreign exchange hedging and lower minority interest expense.

  Interest and other financial charges of $125 million in the third quarter of 2000 increased by $65 million compared with the third quarter of 1999. The increase results from higher average levels of debt during the current quarter due principally to the acquisition of Pittway Corporation (Pittway) and our share repurchase program, higher average interest rates and the impact of tax interest expense.

  The effective tax rate in the third quarter of 2000 was 33.2 percent compared with 32.7 percent in the third quarter of 1999.
The effective tax rate in both periods includes the impact of one-time items such as the gain on sale of non-strategic businesses and repositioning and other charges. Excluding the impact of these one-time items in both periods, the effective tax rate was 30.5 percent in the third quarter of 2000 compared with
32.0 percent in the third quarter of 1999. The decrease in the rate relates principally to tax synergies in Europe associated with the merger of AlliedSignal Inc and the former Honeywell.

  Net income of $282 million, or $0.35 per share, in the third quarter of 2000 was 49 percent lower than the prior year's third quarter net income of $554 million, or $0.68 per share. Net income in the third quarter of 2000 included an impairment charge related to our Friction Materials business and repositioning and other charges. Adjusted for these items, net income in the third quarter of 2000 was $331 million, or $0.41 per share, higher than reported. Net income in the third quarter of 1999 included the gain on our disposition of our Laminate Systems business and repositioning and other charges. Adjusted for these items, net income in the third quarter of 1999 was $6 million, or $0.01 per share, higher than reported. Net income in the third quarter of 2000 increased by 9 percent compared with the third quarter of 1999 if both periods are adjusted for these items.

Review of Business Segments
---------------------------
     Aerospace Solutions sales of $2,458 million in the third quarter of 2000 were $69 million, or 3 percent lower compared with the third quarter of 1999. The decrease relates primarily to the effects of government-mandated divestitures in connection with the merger of AlliedSignal Inc and the former Honeywell and the impact of a supplier parts shortage in our avionics business. The avionics supplier issue originated in the second quarter of this year and is expected to be substantially resolved by year-end. The decrease was partially offset by higher sales to the commercial repair and overhaul and military aftermarket.

     Aerospace Solutions segment profit of $565 million in the third quarter of 2000 increased by $34 million, or 6 percent compared with the third quarter of 1999 due principally to cost structure improvements, primarily from workforce and benefit cost reductions, and merger-related savings.

     Automation & Control sales of $1,861 million in the third quarter of 2000 increased by $302 million, or 19 percent compared with the third quarter of 1999. This increase includes the negative impact of foreign exchange of approximately 4 percent. Sales for our Home & Building Control business were significantly higher due to our acquisition in February 2000 of Pittway, a manufacturer and distributor of security and fire systems for homes and buildings. Sales for our Industrial Control business decreased moderately as strong growth in our sensing & control business which is experiencing solid demand for its full range of products was more than offset by continued weakness in our industrial automation & control business. Our industrial automation & control business continues to be adversely affected by weakness in the hydrocarbon processing industry.

     Automation & Control segment profit of $277 million in the third quarter of 2000 increased by $75 million, or 37 percent compared with the third quarter of 1999. Segment profit for both our Home & Building Control and Industrial Control businesses improved primarily as a result of lower costs due to workforce and benefit cost reductions and merger-related savings. The acquisition of Pittway and other portfolio changes also contributed to the improvement in segment profit.

     Performance Materials sales of $1,014 million in the third quarter of 2000 decreased by $13 million, or 1 percent compared with the third quarter of 1999.

Excluding the impact of the divestiture of our Laminate Systems business in September 1999, sales increased moderately due to strong demand for advance circuitry and wafer-fabrication products supplied by Johnson Matthey Electronics, a company acquired by our Electronic Materials business in August 1999.

     Performance Materials segment profit of $98 million in the third quarter of 2000 increased by $10 million, or 11 percent compared with the third quarter of 1999. The increase mainly reflects portfolio changes and cost structure improvements which more than offset the impact of continued higher raw material costs in our Performance Polymers and Chemicals business.

     Power & Transportation Products sales of $866 million in the third quarter of 2000 decreased by $29 million, or 3 percent compared with the third quarter of 1999 due principally to the negative impact of foreign exchange of approximately 5 percent. Higher sales for our Turbocharging Systems business due to strong world-wide demand was more than offset by lower sales for our Commercial Vehicle Systems business due to decreased heavy-duty truck builds in North America.

     Power & Transportation Products segment profit of $41 million in the third quarter of 2000 decreased by $37 million, or 47 percent compared with the third quarter of 1999. The decrease principally reflects costs associated with a product recall and lower sales in our Commercial Vehicle Systems business and costs related to the ramp-up of our Turbogenerator product line.

B. Results of Operations - Nine Months 2000 Compared with Nine Months 1999
   -----------------------------------------------------------------------
   Net sales in the first nine months of 2000 were $18,569 million, an increase of $993 million, or 6 percent compared with the first nine months of 1999. The percentage increase is attributable to the following:

         Acquisitions/Divestitures       7 %
         Foreign Exchange               (2)%
         Volume/Price                    1 %
                                         -
                                         6 %
                                        ===

   Segment profit in the first nine months of 2000 was $2,748 million, an increase of $381 million, or 16 percent compared with the first nine months of 1999. Segment profit margin for the first nine months of 2000 was 14.8 percent compared with 13.5 percent for the first nine months of 1999. The increase in segment profit in the first nine months of 2000 was led by a significant improvement by the Automation & Control and Aerospace Solutions segments and lower Corporate expenses. The increase was partially offset by lower segment profit by the Performance Materials and Power & Transportation Products segments. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

  (Gain) on sale of non-strategic businesses of $112 million in the first nine months of 2000 represents the pretax gain on the government-mandated divestiture of the former Honeywell's TCAS product line. (Gain) on sale of non-strategic businesses of $106 million in the first nine months of 1999 related to the pretax gain on the sale of our Laminate Systems business in September 1999.
See Note 9 on page 10 of this Form 10-Q for further details.

   Equity in (income) loss of affiliated companies was a loss of $50 million in the first nine months of 2000 compared with income of $14 million in the first nine months of 1999. The decrease of $64 million in equity income primarily reflects that the current year included a charge of $99 million for costs associated with closing an affiliate's chemical manufacturing operations.
The prior year also included a charge of $40 million related to the writedown of an equity investment and an equity investee's severance actions. See
Note 7 on page 8 of this Form 10-Q for further details. Excluding these charges in both periods, equity in (income) loss of affiliated companies in the first nine months of 2000 was income of $49 million, a decrease of $5 million compared with the first nine months of 1999 due mainly to lower earnings from UOP partially offset by the gain on the sale of our interest in an automotive aftermarket joint venture.

  Other (income) expense, $48 million of income in the first nine months of 2000, decreased by $247 million compared with the first nine months of 1999. The decrease principally reflects that the prior year included the net gain of $268 million on our disposition of our investment in AMP common stock. See Note 10 on page 11 of this Form 10-Q for further details. Excluding this net gain, other (income) expense, $48 million of income in the first nine months of 2000, compared with $27 million of income in the first nine months of 1999. This increase in other income of $21 million was due principally to lower minority interest expense and increased benefits from foreign exchange hedging.

  Interest and other financial charges of $365 million in the first nine months of 2000 increased by $173 million compared with the first nine months of 1999. The increase results from higher average levels of debt during the first nine months of the current year due principally to the Pittway acquisition and our share repurchase program, higher average interest rates and the impact of tax interest expense.

  The effective tax rate in the first nine months of 2000 was 31.0 percent compared with 32.3 percent in the first nine months of 1999.
The effective tax rate in both periods includes the impact of one-time items such as the gain on sale of non-strategic businesses, the gain on the disposition of our investment in AMP and repositioning and other charges. Excluding the impact of these one-time items in both periods, the effective tax rate was 30.5 percent in the first nine months of 2000 compared with 32.0 percent in the first nine months of 1999.
The decrease in the rate relates principally to tax synergies in Europe associated with the merger of AlliedSignal Inc and the former Honeywell.

  Net income of $1,405 million, or $1.74 per share, in the first nine months of 2000 was 8 percent lower than the prior year's first nine months net income of $1,534 million, or $1.90 per share. Net income in the first nine months of 2000 included an impairment charge related to our Friction Materials business, the gain on the disposition of the former Honeywell's TCAS product line and repositioning and other charges. Adjusted for these items, net income in the first nine months of 2000 was $319 million, or $0.40 per share, higher than reported. Net income in the first nine months of 1999 included the gain on our disposition of our investment in AMP, the gain on the sale of our Laminate Systems business and repositioning and other charges. Adjusted for these items, net income in the first nine months of 1999 was $1 million higher than reported. Net income in the first nine months of 2000 increased by 12 percent compared with the first nine months of 1999 if both periods are adjusted for these items.

Review of Business Segments
---------------------------
     Aerospace Solutions sales of $7,308 million in the first nine months of 2000 were $81 million, or 1 percent lower compared with the first nine months of 1999. Growth in our aftermarket business and higher original equipment sales to business, regional and general aviation customers were offset by lower original equipment sales to air transport manufacturers and a decline in engineering services revenues. Sales also decreased due to the effects of government-mandated divestitures.

     Aerospace Solutions segment profit of $1,604 million in the first nine months of 2000 increased by $203 million, or 14 percent compared with the first nine months of 1999 due principally to cost structure improvements, primarily from workforce and benefit cost reductions, and merger-related savings. Increased sales of higher margin aftermarket products and services also contributed to the improvement in segment profit.

     Automation & Control sales of $5,441 million in the first nine months of 2000 increased by $991 million, or 22 percent compared with the first nine months of 1999. Sales for our Home & Building Control business were substantially higher due principally to the acquisition of Pittway. Sales for our Industrial Control business declined moderately as growth in our sensing & control business was more than offset by continued weakness in our industrial automation & control business.

     Automation & Control segment profit of $742 million in the first nine months of 2000 increased by $259 million, or 54 percent compared with the first nine months of 1999. Segment profit for both our Home & Building Control and Industrial Control businesses improved primarily as a result of lower costs due to workforce and benefit cost reductions and merger-related savings. The acquisition of Pittway and other portfolio changes also contributed to the improvement in segment profit.

     Performance Materials sales of $3,100 million in the first nine months of 2000 were higher by $104 million, or 3 percent compared with the first nine months of 1999. Increased sales of advance circuitry and wafer-fabrication products by our Electronic Materials business were partially offset by the effect of divestitures, principally our Laminate Systems business.

     Performance Materials segment profit of $300 million in the first nine months of 2000 was lower by $82 million, or 21 percent compared with the first nine months of 1999. The decrease principally reflects higher raw material costs in certain Performance Polymers and Chemicals businesses and higher operating losses in our chip packaging and pharmaceutical chemicals businesses. The decrease was partially offset by cost structure improvements and price increases in certain Performance Polymers and Chemicals businesses.

     Power & Transportation Products sales of $2,665 million in the first nine months of 2000 increased by $7 million compared with the first nine months of 1999. Higher sales for our Turbocharging Systems business due to continued strong world-wide demand was partially offset by the impact of foreign exchange and lower sales for our Commercial Vehicle Systems business due to decreased heavy-duty truck builds.

     Power & Transportation Products segment profit of $211 million in the first nine months of 2000 was lower by $20 million, or 9 percent compared with the first nine months of 1999. The decrease primarily reflects costs associated with a product recall and lower sales in our Commercial Vehicle Systems business, costs related to the ramp-up of our Turbogenerator product line and costs associated with a supplier issue in our Turbocharging Systems business. The decrease was partially offset by the effects of cost structure improvements in our Friction Materials and Consumer Products Group businesses resulting from six sigma initiatives, material procurement savings and workforce reductions and higher sales in our Turbocharging Systems business.

C.  Financial Condition, Liquidity and Capital Resources
    ----------------------------------------------------
     Total assets at September 30, 2000 were $25,917 million, an increase of $2,390 million, or 10 percent from December 31, 1999.
The increase relates principally to our acquisition of Pittway.

     Cash provided by operating activities of $1,353 million during the first nine months of 2000 decreased by $164 million compared with the first nine months of 1999 due principally to spending related to the merger and repositioning actions partially offset by higher net income, excluding one-time items, and lower taxes paid on sales of businesses and investments.

     Cash used for investing activities of $2,558 million during the first nine months of 2000 increased by $2,878 million compared with the first nine months of 1999. The acquisition of Pittway, the fact that the prior year included the net proceeds from our disposition of our investment in AMP and lower proceeds from the sales of businesses were principally responsible for the increase. See Notes 10 and 11 on page 11 of this Form 10-Q for further details. Lower capital spending was a partial offset as we expect our total capital spending in 2000 will be approximately $900 million compared with our previous estimate as of December 31, 1999 of about
$1,050 million.

     We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position and profit contribution in order to upgrade our combined portfolio and identify operating units that will most benefit from increased investment.
We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify operating units that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These operating units are considered for potential divestiture, restructuring or other repositioning action subject to regulatory constraints. In July 2000, we identified certain businesses in our Performance Materials and Power & Transportation Products segments that we consider to be non-core. In August 2000, we initiated an auction process to find a buyer for our Consumer Products Group business and in September 2000 we executed a letter of intent to sell our Friction Materials business. Both of these automotive businesses are part of our Power & Transportation
Products segment. In November 2000, we discontinued efforts to divest our Consumer Products Group and Friction Materials businesses.

     Cash provided by financing activities of $1,279 million during the first nine months of 2000 increased by $3,009 million compared with the first nine months of 1999. The increase principally relates to higher levels of debt in the current year including the issuance of $1 billion of 7.50% Notes in February 2000 and $750 million of 6.875% Notes in September 2000. See Note 12 on page 11 of this Form 10-Q for further details. Total debt of $6,994 million at September 30, 2000 was $1,928 million, or 38 percent higher than at December 31, 1999 due principally to the Pittway acquisition. A decrease in stock repurchases in the current year also contributed to the increase in cash provided by financing activities.

Merger and Repositioning Charges
--------------------------------
     In the third quarter of 2000, we recognized a pretax charge of $132 million for announced global workforce reductions in each of our reportable segments and asset impairments principally associated with the completion of previously announced plant shut-downs in our Performance Polymers and Chemicals business. The components of the charge included severance costs of $116 million and asset impairments of $16 million, and are included in cost of goods sold.
The
workforce reductions are expected to be substantially completed by December 31, 2000 and consist of approximately 1,750 manufacturing and administrative positions of which approximately 200 positions have been eliminated as of September 30, 2000. The pretax impact of the repositioning charge by reportable segment was as follows: Automation & Control - $84 million; Performance Materials - $17 million; Aerospace Solutions - $16 million; Corporate - $10 million; and Power & Transportation Products - $5 million. In the third quarter of 2000, we also recognized a pretax repositioning charge of $99 million in equity in (income) loss of affiliated companies for costs associated with closing an affiliate's chemical manufacturing operations. The components of the charge included severance costs of $6 million, asset impairments of $53 million, and other environmental exit costs and period expenses of $40 million. During the third quarter of 2000, $46 million of reserves established in 1999, principally for severance, were returned to income due to higher than expected voluntary employee attrition (approximately 650 positions) resulting in reduced severance liabilities principally in our Automation & Control and Aerospace Solutions reportable segments.

     In the second quarter of 2000, we recognized a pretax charge of $96 million for the costs of closing a chip packaging manufacturing plant and related workforce reductions in our Electronic Materials business and for workforce reductions in our Industrial Control, Turbocharging Systems and Commercial Vehicle Systems businesses. The components of the charge included severance costs of $24 million and asset impairments of $72 million, and are included in cost of goods sold. The workforce reductions are expected to be substantially completed by December 31, 2000 and consisted of approximately 600 manufacturing positions of which approximately 130 positions have been eliminated as of September 30, 2000. The pretax impact of the repositioning charge by reportable segments was as follows: Performance Materials - $74 million; Automation & Control - $17 million; and Power & Transportation Products - $5 million.

     In December 1999, as disclosed in our 1999 Form 10-K Annual Report, upon completion of the merger between AlliedSignal Inc and the former Honeywell, we recognized a pretax charge of $642 million for the costs of actions designed to improve our combined competitiveness and productivity and improve future profitability. The merger-related actions included planned global workforce reductions of approximately 6,500 administrative and manufacturing positions of which approximately 3,000 positions have been eliminated as of September 30, 2000. All merger-related actions are expected to be completed by December 31, 2000.

     In 1999, we also recognized a pretax charge of $321 million
($96 million in the third quarter and $171 million in the first nine months) for the costs of actions designed to reposition principally the AlliedSignal Inc businesses for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line, closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity and infrastructure in our Performance Polymers and Chemicals business; a reduction in the infrastructure in our Turbocharging Systems business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal Inc businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million.
Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions of which approximately 3,800 positions have been eliminated as of September 30, 2000. Asset impairments principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are being completed throughout 2000.

     We expect that the merger and repositioning actions committed to in 2000 and 1999 will generate incremental pretax savings of over $270 million in 2000, $605 million in 2001 and $780 million in 2002 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance, other exit costs, and future period expenses necessary to execute these actions will exceed $500 million and will principally be incurred in 2000. Cash expenditures for severance, other exit costs and merger fees and expenses were $287 million for the nine-month period ended September 30, 2000 and were funded principally through operating cash flows.

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

Report of Independent Accountants
---------------------------------
  The "Report of Independent Accountants'" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
  See Honeywell's most recent annual report filed on Form 10-K
(Item 7A). At September 30, 2000, except for the issuance of $1 billion of 7.50% Notes and the related interest rate swap agreements entered into in February 2000 and the issuance of $750 million of 6.875% Notes in September 2000, as described in Note 12 on page 11 of this Form 10-Q, there has been no material change in this information.
At September 30, 2000, the market risk associated with the $1 billion of 7.50% Notes and $750 million of 6.875% Notes was not considered material.

                         PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------
     Honeywell and seven of its officers were named as defendants in thirteen class action lawsuits filed in the United States District Court for the District of New Jersey (the Complaints). The Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

     We believe that there is no factual or legal basis for the allegations in the Complaints. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our financial position or results of operations. No provision has been made in our financial statements with respect to this contingent liability.


Item 5     Other Information
           -----------------

     On November 9, 2000, Honeywell announced that it has discontinued the previously announced divestitures of its Friction Materials, Automotive Consumer Products Group, U.S. Security Monitoring and Pharmacuetical Fine Chemicals businesses.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

          27   Financial Data Schedule

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2000:

        1. On September 8, 2000, a report was filed reporting our plans to exit certain non-core businesses.

        2. On October 25, 2000, a report was filed reporting that Honeywell and General Electric Company entered into an Agreement and Plan of Merger.

                             SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Honeywell International Inc.

Date:  November 13, 2000          By: /s/ Philip M. Palazzari
                                      --------------------------
                                   Philip M. Palazzari
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

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