Form 10-K
period 2000-12-31
HONEYWELL INTERNATIONAL INC
filed 2001-03-30
CIK 773840

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

                  For the fiscal year ended December 31, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from    to

                         Commission file number 1-8974

                          HONEYWELL INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                                   22-2640650
---------------------------------------                      ------------------------------------
    (State or other jurisdiction of                                    (I.R.S. Employer
    incorporation or organization)                                   Identification No.)

           101 Columbia Road
             P.O. Box 4000
        Morristown, New Jersey                                            07962-2497
-----------------------------------------                    ------------------------------------
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
Common Stock, par value $1 per share*                              New York Stock Exchange
                                                                    Chicago Stock Exchange
                                                                       Pacific Exchange
9 7/8% Debentures due June 1, 2002                                 New York Stock Exchange
9.20% Debentures due February 15, 2003                             New York Stock Exchange
Zero Coupon Serial Bonds due 2009                                  New York Stock Exchange
9 1/2% Debentures due June 1, 2016                                 New York Stock Exchange

---------
*  The common stock is also listed for trading on the London stock exchange.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $38.2 billion at December 31, 2000.

There were 807,291,445 shares of Common Stock outstanding at December 31, 2000.

________________________________________________________________________________
________________________________________________________________________________

                               TABLE OF CONTENTS

          ITEM                                                                                             PAGE
          ----                                                                                             ----
Part I.   1  Business....................................................................................    1
          2  Properties..................................................................................   10
          3  Legal Proceedings...........................................................................   10
          4  Submission of Matters to a Vote of Security Holders.........................................   10

Part II.  5  Market for Registrant's Common Equity and Related Stockholder Matters.......................   11
          6  Selected Financial Data.....................................................................   11
          7  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   12
          7A  Quantitative and Qualitative Disclosure About Market Risk..................................   22
          8  Financial Statements and Supplementary Data.................................................   22
          9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   55

Part III. 10  Directors and Executive Officers of the Registrant.........................................   55
          11  Executive Compensation.....................................................................   58
          12  Security Ownership of Certain Beneficial Owners and Management.............................   61
          13  Certain Relationships and Related Transactions.............................................   62

Part IV.  14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................   63

Signatures...............................................................................................   64

---------

    This report contains certain statements that may be deemed 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                                    PART I.

ITEM 1. BUSINESS

    On October 22, 2000, Honeywell entered into a merger agreement with General Electric Company (GE). Under the terms of the merger agreement, each share of Honeywell common stock will be exchangeable for 1.055 shares of GE common stock at the effective time of the merger, with fractional shares paid in cash, and Honeywell will become a wholly owned subsidiary of GE. The transaction was approved by Honeywell's shareowners on January 10, 2001, and it remains subject to regulatory reviews. GE and Honeywell are working with regulatory agencies to complete the required reviews so that the transaction can close as early as possible in 2001.

MAJOR BUSINESSES

    Honeywell is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control technologies for buildings, homes and industry, automotive products, power generation systems, specialty chemicals, fibers, plastics and electronic and advanced materials. Our operations are conducted by strategic business units, which have been aggregated under four reportable segments: Aerospace Solutions, Automation & Control, Performance Materials and Power & Transportation Products. Financial information related to our reportable segments is included in 'Item 8. Financial Statements and Supplementary Data' in Note 24 of Notes to Financial Statements.

    Following is a description of our strategic business units:

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
AEROSPACE SOLUTIONS
Engines &            Turbine propulsion          TFE731 turbofan            Business, regional              Pratt & Whitney
Systems              engines                     TPE331 turboprop            and military trainer aircraft   Canada
                                                 TFE1042 turbofan           Commercial and military         Rolls Royce/
                                                 F124 turbofan               helicopters                     Allison
                                                 LF502 turbofan             Military vehicles               Turbomeca
                                                 LF507 turbofan             Commercial and military         Williams
                                                 CFE738 turbofan             marine craft
                                                 AS907 turbofan
                                                 T53, T55 turboshaft
                                                 LT101 turboshaft
                                                 T800 turboshaft
                                                 TF40 turboshaft
                                                 TF50 turboshaft
                                                 AGT1500 turboshaft
                                                 Retrofits
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Auxiliary power units       Airborne auxiliary         Commercial, regional,           Pratt & Whitney
                     (APUs)                       power units                business and                    Canada
                                                 Jet fuel starters           military aircraft              Sundstrand Power
                                                 Secondary power            Ground power                     Systems
                                                  systems
                                                 Ground power units
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Industrial power            ASE 8 turboshaft           Ground based                    European Gas
                                                 ASE 40/50                   utilities, industrial           Turbines
                                                  turboshaft                 or mechanical                  Rolls Royce/
                                                                             drives                          Allison
                                                                                                            Solar
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Environmental control       Air management systems:    Commercial, regional            Auxilec
                     systems                      Air conditioning           and general                    Barber Colman
                                                  Bleed air systems          aviation aircraft              Dukes
                                                  Cabin pressure control    Military aircraft               Eaton-Vickers
                                                    systems                 Ground vehicles                 Hamilton Sundstrand
                                                  Air purification and      Spacecraft                      Liebherr
                                                    treatment                                               Litton Breathing
                                                  De-icing systems                                           Systems
                                                 Electrical power systems:                                  Lucas
                                                  Power distribution and                                    Pacific Scientific
                                                    control                                                 Parker Hannifin
                                                  Emergency power                                           Smiths
                                                    generation                                              TAT
                                                  Fuel cells
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Engine systems and          Electronic and             Commercial air transport,       BAE Controls
                     accessories                  hydromechanical            regional and general aviation  Goodrich
                                                  fuel controls             Military aircraft                (Chandler-Evans)
                                                 Engine start systems                                       Parker Hannifin
                                                 Electronic engine                                          TRW (Lucas
                                                  controls                                                   Aerospace)
                                                 Sensors                                                    UTC (Hamilton
                                                 Electric and pneumatic                                      Sundstrand)
                                                  power generation systems
                                                 Thrust reverser
                                                  actuation, pneumatic and
                                                  electric
-------------------------------------------------------------------------------------------------------------------------------
Aerospace            Avionics systems            Flight safety systems:     Commercial, business            Century
Electronic                                        Enhanced Ground            and general aviation aircraft  Garmin
Systems                                             Proximity Warning       Government aviation             Goodrich
                                                    Systems (EGPWS)                                         Kaiser
                                                  Traffic Alert and                                         Litton
                                                    Collision Avoidance                                     Lockheed Martin
                                                    Systems (TCAS)                                          Narco
                                                  Windshear detection                                       Rockwell Collins
                                                    systems                                                 Smiths
                                                  Flight data and cockpit                                   S-tec
                                                    voice recorders                                         Thales Sextant
                                                 Communication, navigation                                  Trimble/Terra
                                                  and surveillance                                          Universal
                                                  systems:
                                                  Air-to-ground telephones
                                                  Global positioning
                                                    systems
                                                  Automatic flight control
                                                    systems
                                                  Surveillance systems
                                                 Integrated systems
                                                 Flight management systems
                                                 Cockpit display systems
                                                 Data management and
                                                  aircraft performance
                                                  monitoring systems
                                                 Vehicle management
                                                  systems
                                                 Inertial sensor systems
                                                  for guidance,
                                                  stabilization,
                                                  navigation
                                                  and control
                     ----------------------------------------------------------------------------------------------------------
                     Automatic test systems      Computer-controlled        U.S. Government and             GDE Systems
                                                  automatic test systems     international logistics        Litton
                                                 Functional testers and      centers                        Lockheed Martin
                                                  ancillaries               Military aviation               Northrop Grumman
                                                 Portable test and
                                                  diagnostic systems
                                                 Advanced battery
                                                  analyzer/charger
                     ----------------------------------------------------------------------------------------------------------
                     Inertial sensor             Gyroscopes,                Military and                    Astronautics-
                                                  accelerometers, inertial   commercial vehicles             Kearfott
                                                  measurement units and     Commercial spacecraft           Ball
                                                  thermal switches           and launch vehicles            BEI
                                                                            Energy utility boring           GEC
                                                                            Transportation                  Litton
                                                                            Missiles                        Rockwell Collins
                                                                            Munitions
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Radar systems               Aircraft precision         Global and U.S. airspace        Hughes
                                                  landing                    agencies                       Motorola
                                                 Ground surveillance        Military aviation               Raytheon
                                                 Target detection devices   Military missiles               Rockwell Collins
                                                                                                            Thales
-------------------------------------------------------------------------------------------------------------------------------
Aerospace            Management and technical    Maintenance/operation      U.S. and foreign government     Boeing
Services             services                     and provision of space     space communications,          Computer Sciences
                                                  systems, services          logistics and information      Dyncorp
                                                  and facilities             services                       ITT
                                                 Systems engineering        Commercial space ground         Lockheed Martin
                                                  and integration            segment systems and services   SAIC
                                                 Information technology                                     United Space
                                                  services                                                   Alliance
                                                 Logistics and sustainment
                     ----------------------------------------------------------------------------------------------------------
                     Aircraft hardware           Consumable hardware,       Commercial and military         Arrow Pemco
                     distribution                 including fasteners,       aviation and space programs    Avnet
                                                  bearings, bolts and                                       Dixie
                                                  o-rings                                                   Fairchild Direct
                                                 Adhesives, sealants,                                       Jamaica Bearings
                                                  lubricants, cleaners                                      M&M Aerospace
                                                  and paints                                                Pentacon
                                                 Electrical connectors,                                     Wesco Aircraft
                                                  switches, relays and
                                                  circuit breakers
                                                 Value-added services,
                                                  repair and overhaul
                                                  kitting and point-of-use
                                                  replenishment
-------------------------------------------------------------------------------------------------------------------------------
Aircraft Landing     Landing systems             Wheels and brakes          Commercial and                  Aircraft Braking
Systems                                          Friction products           military aircraft               Systems
                                                 Brake control systems                                      Dunlop
                                                 Wheel and brake                                            Goodrich
                                                  overhaul services                                         Messier-Bugatti
                                                 Aircraft landing                                           Messier-Dowty
                                                  systems integration
-------------------------------------------------------------------------------------------------------------------------------
Federal              Management services         Maintenance/               U.S. government                 Bechtel
Manufacturing &                                   operation of facilities                                   Lockheed Martin
Technologies                                                                                                The Washington
                                                                                                             Group
-------------------------------------------------------------------------------------------------------------------------------

AUTOMATION & CONTROL
Home and Building    Products                    Heating, ventilating and   Original equipment              Danfoss
Control                                           air conditioning           manufacturers (OEMs)           DSC
                                                  controls and components   Distributors                    Emerson
                                                  for homes and buildings   Contractors                     EST
                                                 Indoor air quality         Retailers                       Holmes
                                                  products including        System integrators              Interlogix
                                                  zoning, air cleaners,     Commercial customers            Invensys
                                                  humidification, heat and   and homeowners served          Johnson Controls
                                                  energy recovery            by the distributor,            Siemens
                                                  ventilators                wholesaler, contractor,
                                                 Controls plus integrated    retail and utility channels
                                                  electronic systems for
                                                  burners, boilers and
                                                  furnaces
                                                 Security products and
                                                  systems
                                                 Consumer household
                                                  products including
                                                  heaters, fans,
                                                  humidifiers, air
                                                  cleaners and thermostats
                                                 Water controls
                                                 Fire products & systems
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Solutions and services      HVAC and building control  Building managers and owners    Carrier
                                                  solutions and services    Contractors, architects and     GroupMac
                                                 Energy management           developers                     Invensys
                                                  solutions and services    Consulting engineers            Johnson Controls
                                                 Security and asset         Security directors              Local contractors
                                                  management solutions and  Plant managers                   and utilities
                                                  services                  Utilities                       Simplex
                                                 Enterprise building        Large, global corporations      Trane
                                                  integration solutions     Public school systems
                                                 Building information       Universities
                                                  services                  Local governments
                                                 Critical environment
                                                  control solutions and
                                                  services
-------------------------------------------------------------------------------------------------------------------------------
Industrial Control   Industrial automation       Advanced control software  Refining and petrochemical      Allen-Bradley
                     solutions                    and industrial             companies                      Asea Brown Boveri
                                                  automation systems for    Chemical manufacturers          Aspentech
                                                  control and monitoring    Oil and gas producers           Banner
                                                  of continuous, batch and  Food and beverage processors    Fisher-Rosemount
                                                  hybrid operations         Pharmaceutical companies        Invensys
                                                 Process control            Utilities                       Siemens
                                                  instrumentation           Film and coated producers       Yokogawa
                                                 Field instrumentation      Pulp and paper industry
                                                 Production management      Continuous web producers in
                                                  software                   the paper, plastics, metals,
                                                 Communications systems      rubber, non- wovens and
                                                  for Industrial Control     printing industries
                                                  equipment and systems
                                                 Consulting, networking
                                                  engineering and
                                                  installation
                     ----------------------------------------------------------------------------------------------------------
                     Sensors, electromechanical  Sensors, measurement,      Package and materials handling  Cherry
                     switches, control            control and industrial     operations                     Eaton
                     components                   components                Appliance manufacturers         Omron
                                                 Analytical                 Automotive companies            Optek
                                                  instrumentation           Aviation companies              Phillips
                                                 Recorders                  Food and beverage processors    Telemecanique
                                                 Controllers                Medical equipment               Turck
                                                 Datacom components         Heat treat processors           Yokogawa
                                                 Flame safeguard equipment  Flame safeguard equipment
                                                                            Computer and business
                                                                             equipment manufacturers
                                                                            Data acquisition companies
-------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE MATERIALS
Performance          Nylon products and          Nylon filament and         Commercial, residential and     BASF
 Polymers &          services                     staple yarns               specialty carpet markets       DSM
 Chemicals                                       Bulk continuous            Nylon for fibers,               DuPont
                                                  filament                   engineered resins and film     Enichem
                                                 Nylon polymer              Fertilizer ingredients          Rhodia
                                                 Caprolactam                Specialty chemicals             Solutia
                                                 Ammonium sulfate           Vitamins                        UBE
                                                 Hydroxylamine
                                                 Cyclohexanol
                                                 Cyclohexanone
                     ----------------------------------------------------------------------------------------------------------
                     Performance fibers          Industrial nylon and       Passenger car and truck tires   Acordis
                                                  polyester yarns           Passenger car and light truck   Akra
                                                 Extended-chain              seatbelts and airbags          DSM
                                                  polyethylene composites   Broad woven fabrics             DuPont
                                                                            Ropes and mechanical            Hyosung
                                                                             rubber goods                   Kolon
                                                                            Luggage                         Kosa
                                                                            Sports gear                     Solutia
                                                                            Bullet resistant vests,
                                                                             helmets and heavy armor
                                                                            Cut-resistant industrial
                                                                             upholstery and workwear
                                                                            Sailcloth
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES          MAJOR PRODUCTS/SERVICES       MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------          -----------------------       --------------------            ---------------
                     Engineered applications  Thermoplastic nylon           Food and pharmaceutical         BASF
                     and solutions            Thermoplastic alloys           packaging                      Bayer
                                               and blends                   Housings (e.g., electric hand   DuPont
                                              Post-consumer                  tools, chain saws)             Hoechst
                                               recycled PET resins          Industrial applications         Kolon
                                              Recycled nylon resins         Automotive components           Monsanto
                                              Cast nylon                    Office furniture                Rexam Custom
                                              Biaxially oriented nylon      Electrical and electronics      Toyobo
                                               film
                                              Fluoropolymer film
                     ----------------------------------------------------------------------------------------------------------
                     Fluorocarbons            Genetron'r' refrigerants,     Refrigeration                   Atochem
                                               aerosol and                  Air conditioning                DuPont
                                               insulation foam blowing      Polyurethane foam               ICI
                                               agents                       Precision cleaning
                                              Genesolv'r' solvents          Optical
                                              Oxyfume sterilant gases       Metalworking
                                                                            Hospitals
                                                                            Medical equipment
                                                                             manufacturers
                     ----------------------------------------------------------------------------------------------------------
                     Hydrofluoric acid (HF)   Anhydrous and aqueous         Fluorocarbons                   Ashland
                                               hydrofluoric acid            Steel                           Atochem
                                                                            Oil refining                    DuPont
                                                                            Chemical intermediates          Hashimoto
                                                                                                            Merck
                                                                                                            Norfluor
                                                                                                            Quimica Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Fluorine specialties     Sulfur hexafluoride (SF[u]6)  Electric utilities              Air Products
                                              Iodine pentafluoride          Magnesium                       Asahi Glass
                                               (IF[u]5)                     Gear manufacturers              Atochem
                                              Antimony pentafluoride                                        Ausimont
                                               (SbF[u]5)                                                    Kanto Denko Kogyo
                                                                                                            Solvay Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Nuclear services         UF[u]6 conversion services    Nuclear fuel                    British Nuclear
                                                                            Electric utilities               Fuels
                                                                                                            Cameco
                                                                                                            Cogema
                                                                                                            Tennex
                     ----------------------------------------------------------------------------------------------------------
                     Pharmaceutical and       Active pharmaceutical         Agrichemicals                   Cambrex
                     agricultural chemicals    ingredients                  Pharmaceuticals                 DSM
                                              Oxime-based fine                                              Lonza
                                               chemicals                                                    Zeneca
                                              Fluoroaromatics
                                              Bromoaromatics
                     ----------------------------------------------------------------------------------------------------------
                     High purity chemicals    Ultra high purity HF          Semiconductors                  LaPorte
                                              Solvents                                                      Merck
                                              Inorganic acids                                               Olin
                                              High purity solvents
                     ----------------------------------------------------------------------------------------------------------
                     Industrial specialties   HF derivatives                Diverse by product type         Varies by product
                      Imaging                 Fluoroaromatics                                                line
                      Luminescence and        Photodyes
                        plastic additives     Phosphors
                      Chemical processing     Catalysts
                      Materials and           Oxime silanes
                        surface treatment
                      Sealants
                     ----------------------------------------------------------------------------------------------------------
                     Specialty waxes          Polyethylene waxes            Coatings                        BASF
                                              Petroleum waxes and           Inks                            Clariant
                                               blends                       Candles                         Eastman
                                                                            Tire/Rubber                     Exxon
                                                                            Personal care                   IGI
                                                                            Packaging                       Leuna
                                                                                                            Schumann-Sasol
                     ----------------------------------------------------------------------------------------------------------
                     Specialty additives      Polyethylene waxes            PVC                             Eastman
                                              Petroleum waxes and           Plastics                        Geon
                                               blends                                                       Henkel
                                              PVC lubricant systems
                                              Plastic additives
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     UOP (joint venture)         Processes                  Petroleum,                      ABB Lummus
                                                 Catalysts                   petrochemical, gas             Criterion
                                                 Molecular sieves            processing and                 IFP
                                                 Adsorbents                  chemical industries            Mobil
                                                 Design of process                                          Procatalyse
                                                  plants and equipment                                      Stone & Webster
                                                 Customer catalyst                                          Zeochem
                                                  manufacturing
-------------------------------------------------------------------------------------------------------------------------------
Electronic           Wafer                       Interconnect-              Semiconductors                  Applied Materials
 Materials           fabrication                  dielectrics               Microelectronics                Dow Chemical
                     materials and               Interconnect-metals        Telecommunications              Dow Corning
                     services                    Semiconductor packaging                                    Japan Energy
                                                  materials                                                 JSR
                                                 Advanced polymers                                          Material Research
                                                 Global services                                            Tokyo-Ohka
                                                                                                            Tosoh SMD
                                                                                                            VMC/Ulvac
                     ----------------------------------------------------------------------------------------------------------
                     Specialty                   Amorphous metal ribbons    Electrical distribution         ARMCO/Allegheny
                     electronic                   and components             transformers                   CF Lux
                     materials                                              High frequency                  Gould
                                                                             electronics                    Morgan/VAC
                                                                            Metal joining
                                                                            Theft deterrent
                                                                             systems
                                                                            Printed circuit
                                                                             boards
                     ----------------------------------------------------------------------------------------------------------
                     Advanced                    Printed circuit boards     Computers                       JVC
                     circuits                     (PCBs); high density      Telecommunications              Merix
                                                  interconnect solutions,    Handsets & infrastructure      Sanmina
                                                  complex rigid PCBs,       Networking equipment            TTM
                                                  high-layer                                                Unicap
                                                  count/multilayer PCBs                                     ViaSystems
-------------------------------------------------------------------------------------------------------------------------------
POWER & TRANSPORTATION PRODUCTS
Transportation and   Charge-air systems          Turbochargers              Passenger car, truck            Aisin Seiki
Power Systems                                    Superchargers               and off-highway                Borg-Warner
                                                 Remanufactured components   OEMs                           Hitachi
                                                                            Engine manufacturers            Holset
                                                                            Aftermarket distributors        IHI
                                                                             and dealers                    KKK
                                                                                                            MHI
                                                                                                            Schwitzer
                     ----------------------------------------------------------------------------------------------------------
                     Thermal systems             Charge-air coolers         Passenger car, truck            Behr/McCord
                                                 Aluminum radiators          and off-highway OEMs           Modine
                                                 Aluminum cooling           Engine manufacturers            Valeo
                                                   modules                  Aftermarket distributors
                                                                             and dealers
                     ----------------------------------------------------------------------------------------------------------
                     Power generation            Microturbine generators    Users of electricity            Bowman
                                                                                                            Capstone
                                                                                                            Elliot
                                                                                                            GenSet OEMs
                                                                                                            Ebarra
                                                                                                            Electric Utilities
                                                                                                            Mitsubishi
                                                                                                            Toyota
                                                                                                            Turbec
                     ----------------------------------------------------------------------------------------------------------
                     Air brake systems           Anti-lock brake            On-highway medium and           Arvin Meritor
                     (joint venture)              systems (ABS)              heavy truck,                   Eaton
                                                 Air disc brakes             bus and trailer OEMs           Midland-Haldex
                                                 Air compressors            Off-highway equipment           WABCO
                                                 Air valves                  OEMs
                                                 Air dryers                 Aftermarket distributors
                                                 Actuators                   and dealers/original
                                                 Truck electronics           equipment service (OES)
                                                 Competitive
                                                  remanufactured
                                                  products
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
Consumer Products    Aftermarket                 Oil, air, fuel,            Automotive and heavy            AC Delco
Group                filters, spark plugs,        transmission and coolant   vehicle aftermarket channels,  Bosch
                     electronic components and    filters                    OEMs and OES                   Champion
                     car care products           PCV valves                 Auto supply retailers           Champ Labs
                                                 Spark plugs                Specialty installers            Havoline/Texaco
                                                 Wire and cable             Mass merchandisers              Mann & Hummel
                                                 Antifreeze/coolant                                         NGK
                                                 Ice-fighter products                                       Peak/Old World
                                                 Windshield washer fluids                                    Industries
                                                 Waxes, washes and                                          Pennzoil-Quaker
                                                  specialty cleaners                                         State
                                                                                                            Purolator/Arvin Ind
                                                                                                            STP/ArmorAll/
                                                                                                             Clorox
                                                                                                            Turtle Wax
                                                                                                            Various Private
                                                                                                             Label
                                                                                                            Wix/Dana
                                                                                                            Zerex/Valvoline
-------------------------------------------------------------------------------------------------------------------------------
Friction Materials   Friction materials          Disc brake pads            Automotive and heavy vehicle    Akebono
                     Aftermarket brake hard      Drum brake linings          OEMs, OES, brake               Dana
                     parts                       Brake blocks                manufacturers and aftermarket  Delphi
                                                 Disc and drum brake         channels                       Federal-Mogul
                                                  components                Mass merchandisers              ITT Automotive
                                                 Brake hydraulic            Installers                       Italy S.r.l.
                                                  components                Railway and commercial/         JBI
                                                 Brake fluid                 military aircraft OEMs         Nisshinbo
                                                 Aircraft brake linings      and brake manufacturers        Pagid
                                                 Railway linings                                            Sumitomo
                                                                                                            TMD
-------------------------------------------------------------------------------------------------------------------------------

AEROSPACE SALES

    Our sales to aerospace customers were 40, 42 and 42 percent of our total sales in 2000, 1999 and 1998, respectively. Our sales to aerospace original equipment manufacturers were 14, 15 and 16 percent of our total sales in 2000, 1999 and 1998, respectively. If there were a large decline in sales of aircraft that use our components, operating results could be negatively impacted. In addition, our sales to aftermarket customers of aerospace products and services were 19, 19 and 18 percent of our total sales in 2000, 1999 and 1998, respectively. If there were a large decline in the number of flight hours for aircraft that use our components or services, operating results could be negatively impacted.

U.S. GOVERNMENT SALES

    Sales to the U.S. Government (principally by our Aerospace Solutions segment), acting through its various departments and agencies and through prime contractors, amounted to $2,219, $2,383 and $2,693 million in 2000, 1999 and 1998, respectively, which includes sales to the U.S. Department of Defense of $1,548, $1,415 and $1,658 million in 2000, 1999 and 1998, respectively. We are affected by U.S. Government budget constraints for defense and space programs. U.S. defense spending increased slightly in 2000 and is also expected to increase slightly in 2001.

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

BACKLOG

    Our total backlog at year-end 2000 and 1999 was $8,094 and $8,736 million, respectively. We anticipate that approximately $5,090 million of the 2000 backlog will be filled in 2001. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

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

    Financial information related to geographic areas is included in 'Item 8. Financial Statements and Supplementary Data' in Note 25 of Notes to Financial Statements.

RAW MATERIALS

    The principal raw materials used in our operations are generally readily available. We experienced no significant or unusual problems in the purchase of key raw materials and commodities in 2000. We are not dependent on any one supplier for a material amount of our raw materials. However, we are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers. In addition, many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We maintain a qualification and performance surveillance process to control risk associated with such reliance on third parties. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. However, at present, we have no reason to believe a shortage of raw materials will cause any material adverse impact during 2001.

PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS

    Our business as a whole, and that of our strategic business units, are not dependent upon any single patent or related group of patents, or any licenses or distribution rights. We own, or are licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of our products or improvements thereon and are of importance to our business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. We also have distribution rights of varying terms for a number of products and services produced by other companies. In the judgment of management, such rights are adequate for the conduct of the business being done by us. We believe that, in the aggregate, the rights under such patents, trademarks and licenses are generally important to our operations, but we do not consider that any patent, trademark or related group of patents, or any licensing or distribution rights related to a specific process or product are of material importance in relation to our total business. See Item 3 at page 10 of this Form 10-K for information concerning litigation relating to patents in which we are involved.

    We have registered trademarks for a number of our products, including such consumer brands as Honeywell, Prestone, FRAM, Anso and Autolite.

RESEARCH AND DEVELOPMENT

    Our research activities are directed toward the discovery and development of new products and processes, improvements in existing products and processes, and the development of new uses of existing products.

    Research and development expense totaled $818, $909 and $876 million in 2000, 1999 and 1998, respectively. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $560, $682 and $718 million in 2000, 1999 and 1998, respectively.

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

    Further information regarding environmental matters is included in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.'

EMPLOYEES

    We have approximately 125,000 employees at December 31, 2000. Approximately 86,000 were located in the United States, and, of these employees, about 17% were unionized employees represented by various local or national unions.

ITEM 2.  PROPERTIES

    We have over 1,000 locations consisting of plants, research laboratories, sales offices and other facilities. The plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. The properties are generally maintained in good operating condition. Utilization of these plants may vary with sales to customers and other business conditions; however, no major operating facility is significantly idle. The facilities, together with planned expansions, are expected to meet our needs for the foreseeable future. We own or lease warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. We also lease space for administrative and sales staffs. Our headquarters and administrative complex is located at Morristown, New Jersey.

    Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                            AEROSPACE SOLUTIONS
                                            -------------------
  Glendale, AZ (partially leased)             South Bend, IN                  Rocky Mount, NC
  Phoenix, AZ                               Olathe, KS (leased)               Redmond, WA
  Tempe, AZ                                   Coon Rapids, MN (leased)        Yeovil, Somerset
  Tucson, AZ                                  Minneapolis, MN                   United Kingdom
  Torrance, CA                                 Teterboro, NJ
  (partially leased)                          Albuquerque, NM
  Clearwater, FL

                                           AUTOMATION & CONTROL
                                           --------------------
  Phoenix, AZ                                  Freeport, IL                   Syosset, NY
  San Diego, CA                              Golden Valley, MN                El Paso, TX (leased)
  Northford, CT                                Plymouth, MN                   Offenbach, Germany

                                           PERFORMANCE MATERIALS
                                           ---------------------
  Baton Rouge, LA                             Pottsville, PA                  Hopewell, VA
  Geismar, LA                                  Columbia, SC                   Seelze, Germany
  Roseville, MN                                 Orange, TX
  Moncure, NC                                Chesterfield, VA

                                      POWER & TRANSPORTATION PRODUCTS
                                      -------------------------------
  Torrance, CA                           Thaon-Les-Vosges, France             Atessa, Italy
  Huntington, IN                              Glinde, Germany                 Skelmersdale, United
                                                                                Kingdom

ITEM 3.  LEGAL PROCEEDINGS

    Details of Legal Proceedings are included in 'Item 8. Financial Statements and Supplementary Data' under the headings 'Litton Litigation', 'Shareowner Litigation' and 'Other Matters' in Note 22 of Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Special Meeting of Shareowners of Honeywell held on January 10, 2001, the proposed merger to be implemented pursuant to the Agreement and Plan of Merger, dated as of October 22, 2000, between General Electric Company and Honeywell International Inc. as set forth in Honeywell's proxy statement dated December 4, 2000, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, was approved with 592,168,926 votes cast FOR, 8,187,890 votes cast AGAINST, 6,826,897 abstentions and no broker non-votes.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market and dividend information for Honeywell's common stock is included in 'Item 8. Financial Statements and Supplementary Data' in Note 26 of Notes to Financial Statements.

    The number of record holders of our common stock at December 31, 2000 was 92,313.

ITEM 6.  SELECTED FINANCIAL DATA

                          HONEYWELL INTERNATIONAL INC.

                                                         YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                          2000      1999      1998      1997      1996      1995
                                          ----      ----      ----      ----      ----      ----
                                         (DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS
    Net sales..........................  $25,023   $23,735   $23,555   $22,499   $21,283   $21,077
    Net income(1)......................    1,659     1,541     1,903     1,641     1,423     1,209
EARNINGS PER COMMON SHARE
    Net earnings:
      Basic............................     2.07      1.95      2.38      2.04      1.77      1.50
      Assuming dilution................     2.05      1.90      2.34      2.00      1.73      1.48
    Dividends..........................     0.75      0.68      0.60      0.52      0.45      0.39
FINANCIAL POSITION AT YEAR-END
    Property, plant and
      equipment - net..................    5,230     5,630     5,600     5,380     5,353     5,841
    Total assets.......................   25,175    23,527    22,738    20,118    18,322    17,525
    Short-term debt....................    1,682     2,609     2,190     1,238       867       956
    Long-term debt.....................    3,941     2,457     2,776     2,394     2,034     1,848
    Total debt.........................    5,623     5,066     4,966     3,632     2,901     2,804
    Shareowners' equity................    9,707     8,599     8,083     6,775     6,385     5,632

---------

(1) In 2000, includes a net provision for asset impairments, repositioning, environmental and other charges and a gain on the sale of the TCAS product line of Honeywell Inc. resulting in a net after-tax charge of $634 million, or $0.78 per share. In 1999, includes merger, repositioning and other charges and gains on the sales of our Laminate Systems business and our investment in AMP common stock resulting in a net after-tax charge of $624 million, or $0.78 per share. In 1998, includes repositioning charges, a gain on settlement of litigation claims and a tax benefit resulting from the favorable resolution of certain prior-year research and development tax claims resulting in a net after-tax charge of $4 million, with no impact on the per share amount. In 1997, includes repositioning and other charges, gains on the sales of our automotive Safety Restraints and certain Industrial Control businesses and a charge related to the 1996 sale of our automotive Braking Systems business resulting in a net after-tax charge of $5 million, with no impact on the per share amount. In 1996, includes repositioning and other charges and a gain on the sale of our automotive Braking Systems business resulting in a net after-tax gain of $9 million, or $0.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                  2000      1999      1998
                                                  ----      ----      ----
                                                    (DOLLARS IN MILLIONS)
NET SALES
Aerospace Solutions............................  $ 9,988   $ 9,908   $ 9,890
Automation & Control...........................    7,384     6,115     5,957
Performance Materials..........................    4,055     4,007     4,169
Power & Transportation Products................    3,527     3,581     3,387
Corporate......................................       69       124       152
                                                 -------   -------   -------
                                                 $25,023   $23,735   $23,555
                                                 -------   -------   -------
                                                 -------   -------   -------
SEGMENT PROFIT
Aerospace Solutions............................  $ 2,195   $ 1,918   $ 1,587
Automation & Control...........................      986       767       705
Performance Materials..........................      334       439       634
Power & Transportation Products................      274       322       234
Corporate......................................     (160)     (175)     (248)
                                                 -------   -------   -------
                                                 $ 3,629   $ 3,271   $ 2,912
                                                 -------   -------   -------
                                                 -------   -------   -------

See 'Item 8. Financial Statements and Supplementary Data' in Note 24 of Notes to Financial Statements for further information on our reportable segments.

    Net sales in 2000 were $25,023 million, an increase of $1,288 million, or 5 percent compared with 1999. Net sales in 1999 were $23,735 million, an increase of $180 million, or 1 percent compared with 1998. The increase in sales in both 2000 and 1999 is attributable to the following:

                                                               2000     1999
                                                              VERSUS   VERSUS
                                                               1999     1998
                                                               ----     ----
Acquisitions/Divestitures...................................     6%       1%
Foreign Exchange............................................    (2)      (1)
Volume/Price................................................     1        1
                                                                --       --
                                                                 5%       1%
                                                                --       --
                                                                --       --

    Total segment profit in 2000 was $3,629 million, an increase of $358 million, or 11 percent compared with 1999. Segment profit margin for 2000 was
14.5 percent compared with 13.8 percent in 1999. The increase in segment profit in 2000 was led by a significant improvement by the Aerospace Solutions and Automation & Control segments and lower Corporate expenses. The increase was partially offset by lower segment profit by the Performance Materials and Power & Transportation Products segments. Total segment profit in 1999 was $3,271 million, an increase of $359 million, or 12 percent compared with 1998. Segment profit margin for 1999 was 13.8 percent compared with 12.4 percent in 1998. The increase in segment profit in 1999 was led by a substantial improvement by the Aerospace Solutions segment with the Power & Transportation Products and Automation & Control segments also contributing solid gains. Lower Corporate expenses also contributed to the increase. The increase was partially offset by a substantial decrease in segment profit by the Performance Materials segment.

    Postretirement benefit plans contributed cost reductions of $282 and $61 million in 2000 and 1999, respectively, principally due to workforce reductions and the funding status of our pension plans (described in 'Item 8. Financial Statements and Supplementary Data' in Note 23 of Notes to Financial Statements). Future effects on operating results depend on economic conditions and investment performance.

    A discussion of net sales and segment profit by reportable segment can be found in the Review of Business Segments section below.

    (Gain) on sale of non-strategic businesses of $112 million in 2000 represents the pretax gain on the government-mandated divestiture of the TCAS product line of Honeywell Inc. (the former Honeywell) following the merger of AlliedSignal Inc. and Honeywell Inc. in December 1999. (Gain) on sale of non-strategic businesses of $106 million in 1999 represents the pretax gain on the sale of our Laminate Systems business. Refer to 'Item 8. Financial Statements and Supplementary Data' in Note 6 of Notes to Financial Statements for further information.

    Equity in (income) loss of affiliated companies was a loss of $89 million in 2000 compared with income of $76 million in 1999. The decrease of $165 million in equity income reflects that the current year includes a charge of $136 million for costs associated with closing an affiliate's chemical manufacturing operations and for an equity investee's customer claims. The prior year also included a charge of $40 million related to the writedown of an equity investment and an equity investee's severance actions. Refer to 'Item 8. Financial Statements and Supplementary Data' in Note 5 of Notes to Financial Statements for further discussion of the charges in both 2000 and 1999. Excluding these charges in both periods, equity in (income) loss of affiliated companies was income of $47 million in 2000, a decrease of $69 million compared with 1999. This decrease was due mainly to lower earnings from our UOP process technology (UOP) joint venture partially offset by the gain on the sale of our interest in an automotive aftermarket joint venture. Equity in (income) loss of affiliated companies was income of $76 million in 1999 compared with income of $162 million in 1998. The decrease of $86 million resulted from the charge of $40 million relating to the writedown of an equity investment and an equity investee's severance actions as well as lower earnings from UOP.

    Other (income) expense, $57 million of income in 2000, decreased by $250 million compared with 1999. The decrease principally reflects the 1999 net gain of $268 million on our disposition of our investment in AMP Incorporated
(AMP) common stock. Refer to 'Item 8. Financial Statements and Supplementary Data' in Note 7 of Notes to Financial Statements for further information. Excluding this net gain, other (income) expense was $57 million of income in 2000, compared with $39 million of income in 1999. This increase in other income of $18 million in 2000 was due principally to lower minority interest expense and increased benefits from foreign exchange hedging. Other (income) expense, $307 million of income in 1999, increased by $280 million compared with 1998. The increase principally reflects the net gain of $268 million on our disposition of our investment in AMP common stock.

    Interest and other financial charges of $481 million in 2000 increased by $216 million, or 82 percent compared with 1999. The increase results from higher average levels of debt during the current year due principally to the Pittway acquisition and our share repurchase program, higher average interest rates and the impact of tax interest expense. Interest and other financial charges of $265 million in 1999 decreased by $10 million, or 4 percent compared with 1998. The decrease resulted from lower interest rates and tax interest expense somewhat offset by the effects of higher average debt outstanding during 1999.

    The effective tax rate was 30.8, 31.5 and 31.3 percent in 2000, 1999 and 1998, respectively. Refer to 'Item 8. Financial Statements and Supplementary Data' in Note 9 of Notes to Financial Statements for further information.

    Net income in 2000 of $1,659 million, or $2.05 per share, was 8 percent higher than 1999 net income of $1,541 million, or $1.90 per share. Net income in 2000 included the gain on the disposition of the TCAS product line of the former Honeywell and asset impairments, repositioning, environmental and other charges. Adjusted for these items, net income in 2000 was $634 million, or $0.78 per share, higher than reported. Net income in 1999 included the gains on our dispositions of our Laminate Systems business and our investment in AMP and merger, repositioning and other charges. Adjusted for these items, net income in 1999 was $624 million, or $0.78 per share, higher than reported. Net income in 2000 increased by 6 percent compared with 1999 if both years are adjusted for these items. Net income in 1999 of $1,541 million, or $1.90 per share, was 19 percent lower than 1998 net income of $1,903 million, or $2.34 per share. Net income in 1998 included repositioning charges, litigation settlements and a tax settlement. Net income in 1999 increased by 14 percent compared with 1998 if both years are adjusted for these items.

REVIEW OF BUSINESS SEGMENTS

    Aerospace Solutions sales in 2000 were $9,988 million, an increase of $80 million, or 1 percent compared with 1999. Higher sales to the aftermarket, particularly repair and overhaul and the military, and increased original equipment sales to business, regional and general aviation customers were partially offset by lower original equipment sales to air transport manufacturers and a decline in engineering services revenues. Sales also decreased due to the effects of government-mandated divestitures in connection with the merger of AlliedSignal and the former Honeywell. Aerospace Solutions sales in 1999 were $9,908 million or basically flat compared with 1998. Sales of avionics products were higher due principally to continued strong demand for flight safety products. Sales to the aftermarket, particularly repair and overhaul and the military, were also higher. The acquisition in 1998 of a controlling interest in the Normalair-Garrett Ltd. environmental controls joint venture also increased sales. This increase was offset by lower sales to air transport and military original equipment manufacturers, and the effects of divestitures and a restructuring of a government technical services contract.

    Aerospace Solutions segment profit in 2000 was $2,195 million, an increase of $277 million, or 14 percent compared with 1999 due principally to cost structure improvements, primarily from workforce and benefit cost reductions, and merger-related savings. Increased sales of higher-margin aftermarket products and services also contributed to the improvement in segment profit. Aerospace Solutions segment profit in 1999 was $1,918 million, an increase of $331 million, or 21 percent compared with 1998 due principally to increased sales of higher-margin aftermarket and avionics products and cost structure improvements primarily from workforce and benefit cost reductions.

    Automation & Control sales in 2000 were $7,384 million, an increase of $1,269 million, or 21 percent compared with 1999. Sales for our Home and Building Control business were substantially higher as increased sales in our security products business, due to the acquisition of Pittway, were partially offset by lower sales in our solutions and services business. Sales for our Industrial Control business declined moderately as growth in our sensing and control business was more than offset by lower sales in our industrial automation and control business. Our industrial automation and control business continues to be adversely affected by weakness in the hydrocarbon processing industry. Sales for the segment were also adversely impacted by foreign currency fluctuations due to the strong dollar. Automation & Control sales in 1999 were $6,115 million, an increase of $158 million, or 3 percent compared with 1998. Sales increased for our Home and Building Control business driven by growth in our control products and building services, and security businesses. Acquisitions also contributed to the increase partially offset by lower sales from our energy retrofit and installed systems businesses. Sales for our Industrial Control business were basically flat compared with 1998. Higher sales due to acquisitions and growth in our sensing and control business were offset by the effects of continued weakness in our industrial automation and control business.

    Automation & Control segment profit in 2000 was $986 million, an increase of $219 million, or 29 percent compared with 1999. Segment profit for both our Home and Building Control and Industrial Control businesses improved primarily as a result of lower costs due to workforce and benefit cost reductions and merger-related savings. The acquisition of Pittway and other portfolio changes also contributed to the improvement in segment profit. Automation & Control segment profit in 1999 was $767 million, an increase of $62 million, or 9 percent compared with 1998. Segment profit for our Home and Building Control business increased significantly due to improvement in our control products business and the contraction of our lower-margin energy retrofit and installed systems businesses. Cost savings from workforce reductions also contributed to the improvement. This increase was offset somewhat by lower segment profit for our Industrial Control business as growth in our higher-margin sensing and control business and cost structure improvements were more than offset by the effects of continued weakness in certain key end markets in our industrial automation and control business.

    Performance Materials sales in 2000 were $4,055 million, an increase of $48 million, or 1 percent compared with 1999. Higher sales of advanced circuitry and wafer-fabrication products by our

Electronic Materials business were largely offset by the effect of divestitures, principally our Laminate Systems business. Performance Materials sales in 1999 were $4,007 million, a decrease of $162 million, or 4 percent compared with 1998 due principally to divestitures including our environmental catalyst, Laminate Systems and phenol businesses. Lower sales for our carpet fibers business also contributed to the decrease. This decrease was partially offset by higher sales for our specialty films, engineering plastics and waxes businesses and increased sales from the acquisitions of Johnson Matthey Electronics and Pharmaceutical Fine Chemicals.

    Performance Materials segment profit in 2000 was $334 million, a decrease of $105 million, or 24 percent compared with 1999. The decrease principally reflects higher raw material costs in certain Performance Polymers and Chemicals businesses and higher operating losses in our chip packaging and pharmaceutical chemicals businesses. The decrease was partially offset by cost structure improvements and price increases in certain Performance Polymers and Chemicals businesses. Performance Materials segment profit in 1999 was $439 million, a decrease of $195 million, or 31 percent compared with 1998. The decrease principally reflects the effects of pricing pressures in our Performance Polymers and Electronic Materials businesses and higher raw material costs in certain Performance Polymers businesses. The impact of 1998 divestitures also contributed to the decrease. The effect of improved sales volume for our specialty films, engineering plastics and waxes businesses was a partial offset.

    Power & Transportation Products sales in 2000 were $3,527 million, a decrease of $54 million, or 2 percent compared with 1999 due mainly to lower sales for our Commercial Vehicle Systems and Friction Materials businesses. Sales for our Commercial Vehicles Systems business were negatively impacted by decreased heavy-duty truck builds. Sales for our Friction Materials business were lower mainly due to foreign currency fluctuations. This decrease was partially offset by higher sales for our Turbocharging Systems business as continued strong world-wide demand more than offset the adverse impact of foreign currency fluctuations. Power & Transportation Products sales in 1999 were $3,581 million, an increase of $194 million, or 6 percent compared with 1998. Sales for our Turbocharging Systems business increased significantly due primarily to continued strong sales in Europe reflecting the turbodiesel's increased penetration of the passenger car market. Sales for our Commercial Vehicle Systems business also increased due principally to increased North American truck builds. Sales for our Consumer Products Group business also increased, led by higher sales of Prestone'r' products and FRAM'r' filters. Lower sales for our Friction Materials business due to pricing pressures, weakness in the European market and foreign currency fluctuations were a partial offset.

    Power & Transportation Products segment profit in 2000 was $274 million, a decrease of $48 million, or 15 percent compared with 1999. The decrease primarily reflects costs associated with a product recall and lower sales in our Commercial Vehicle Systems business, costs related to the ramp-up of our Turbogenerator product line and costs associated with a supplier issue in our Turbocharging Systems business. The decrease was partially offset by the effects of cost structure improvements in our Friction Materials and Consumer Products Group businesses and higher sales in our Turbocharging Systems business. Power & Transportation Products segment profit in 1999 was $322 million, an increase of $88 million, or 38 percent compared with 1998. The increase reflects higher sales for our Turbocharging Systems, Commercial Vehicle Systems and Consumer Products Group businesses. Cost structure improvements in these businesses, materials procurement savings and workforce reductions also contributed to the increase.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Total assets at December 31, 2000 were $25,175 million, an increase of $1,648 million, or 7 percent from December 31, 1999. The increase relates principally to our acquisition of Pittway. Total assets at December 31, 1999 were $23,527 million, an increase of $789 million, or 3 percent from December 31, 1998.

    Cash provided by operating activities of $1,989 million during 2000 decreased by $385 million compared with 1999 due principally to spending related to merger and repositioning actions, a decrease in working capital and higher non-cash pension income. This decrease was partially offset by higher net income, excluding one-time items as previously described, and lower taxes paid on sales of businesses and investments. Cash provided by operating activities of $2,374 million during 1999 increased by $400 million compared with 1998 due principally to higher net income, excluding one-time items as previously described.

    Cash used for investing activities of $2,714 million during 2000 increased by $2,423 million compared with 1999. The acquisition of Pittway, the fact that the prior year included the net proceeds from our disposition of our investment in AMP and lower proceeds from sales of businesses were principally responsible for the increase. This increase was partially offset by lower capital spending. Cash used for investing activities of $291 million during 1999 decreased by $1,302 million compared with 1998. The decrease relates principally to the proceeds from our disposition of our investment in AMP and an increase in proceeds from sales of businesses, primarily Laminate Systems. This decrease was partially offset by higher spending for acquisitions, mainly Johnson Matthey Electronics, and the liquidation in 1998 of short-term investments.

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

    Capital expenditures were $853, $986 and $1,037 million in 2000, 1999 and 1998, respectively. Spending by the reportable segments and Corporate since 1998 is shown in 'Item 8. Financial Statements and Supplementary Data' in Note 24 of Notes to Financial Statements. Our total capital expenditures in 2001 are currently projected at approximately $1 billion. These expenditures are expected to be financed principally by internally generated funds and are primarily planned for expansion and cost reduction.

    Cash used for financing activities of $70 million during 2000 decreased by $1,040 million compared with 1999 led principally by a decrease in stock repurchases and higher net issuances of debt. During 2000, we repurchased 4.3 million shares of our common stock for $166 million in connection with our share repurchase program. As a result of the pending merger with General Electric (see
Item 8. 'Financial Statements and Supplementary Data' in Note 4 of Notes to Financial Statements), Honeywell rescinded its share repurchase program effective October 21, 2000. Total debt of $5,623 million at December 31, 2000 was $557 million, or 11 percent higher than at December 31, 1999 due to the acquisition of Pittway. Cash used for financing activities of $1,110 million during 1999 increased by $1,002 million compared with 1998. The increase relates principally to lower net issuances of debt partially offset by lower net stock repurchases. Total debt of $5,066 million at year-end 1999 was $100 million, or 2 percent higher than at December 31, 1998.

    We maintain a $2 billion bank revolving credit facility which is comprised of (a) a $1 billion Five-Year Credit Agreement; and, (b) a $1 billion 364-Day Credit Agreement. The credit agreements were established for general corporate purposes including support for the issuance of commercial paper. There was $1,192 and $2,023 million of commercial paper outstanding at year-end 2000 and 1999, respectively. See 'Item 8. Financial Statements and Supplementary Data' in
Note 16 of Notes to Financial Statements for details of long-term debt and a discussion of the Credit Agreements.

    We believe that our available cash, committed credit lines, and access to the public debt markets using debt securities and commercial paper, provide adequate short-term and long-term liquidity.

MERGER AND REPOSITIONING CHARGES

    In 2000, we recognized a charge of $239 million related to announced global workforce reductions in each of our reportable segments, costs to close a chip package manufacturing plant and related workforce reductions in our Electronic Materials business, and other asset impairments principally associated with the completion of previously announced plant shut-downs in our Performance Polymers and Chemicals business. The components of the charge included severance costs of $151 million and asset impairments of $88 million. The workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are expected to be substantially completed by the end of the second quarter of 2001. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition (approximately 650 positions) resulting in reduced severance liabilities principally in our Automation & Control and Aerospace Solutions reportable segments. We also recognized a charge of $99 million in equity in (income) loss of affiliated companies for costs to close an affiliate's chemical manufacturing operations. The components of the charge included severance costs of $6 million, asset impairments of $53 million, and other environmental exit costs and period expenses of $40 million.

    In 1999, upon completion of the merger between AlliedSignal and the former Honeywell, we recognized a charge of $642 million for the cost of actions designed to improve our combined competitiveness, productivity and future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of six sigma productivity initiatives at the former Honeywell businesses; and, the transition to a global shared services model. The components of the charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Planned global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions and are substantially complete. Asset impairments were principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are substantially complete.

    In 1999, we also recognized a pretax charge of $321 million for the costs of actions designed to reposition principally the AlliedSignal businesses for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line, closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity and infrastructure in our Performance Polymers and Chemicals business; a reduction in the infrastructure in our Turbocharging Systems business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions and are substantially complete. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are substantially complete.

    The merger and repositioning actions committed to in 2000 and 1999 generated pretax savings of over $270 million in 2000 principally from planned workforce reductions and facility consolidations. We expect these actions to generate pretax savings of over $600 million in 2001 and $780 million in 2002. Cash expenditures for severance, other exit costs, and future period expenses necessary to execute these actions will exceed $500 million and were principally incurred in 2000. Such expenditures have been funded through operating cash flows, proceeds from government required divestitures resulting from the merger of AlliedSignal and the former Honeywell and sale of merger-related, excess or duplicate facilities and equipment.

    We are currently formulating a detailed plan to effect further actions designed to improve our competitiveness, productivity and future profitability. The cost of these actions will result in a charge against earnings in the first quarter of 2001.

    In 1998, we recognized a charge of $54 million related to productivity initiatives which included workforce reductions of 1,200 employees and facility consolidations principally in our Home and Building Control and Industrial Control businesses. These actions were completed by December 31, 1999, with substantially all reserve spending occurring in 1999.

ENVIRONMENTAL MATTERS

    We are subject to various federal, state and local government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and that our handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, are a party to lawsuits and claims and have incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. We continually conduct studies, individually at our owned sites, and jointly as a member of industry groups at non-owned sites, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for such matters when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies.

    Remedial response and voluntary cleanup expenditures were $75, $78 and $77 million in 2000, 1999 and 1998, respectively, and are currently estimated to be approximately $69 million in 2001. We expect that we will be able to fund such expenditures from operating cash flow. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

    In 2000 we charged $110 million against pretax income for remedial response and voluntary cleanup costs. At December 31, 2000 and 1999, the recorded liability for environmental matters was $386 and $349 million, respectively.
In addition, in 2000 and 1999 we incurred operating costs for ongoing businesses of approximately $80 and $89 million, respectively, relating to compliance with environmental regulations.

    Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they may be significant to our consolidated results of operations. We do not expect that environmental matters will have a material adverse effect on our consolidated financial position.

    See 'Item 8. Financial Statements and Supplementary Data' in Note 22 of Notes to Financial Statements for a discussion of our commitments and contingencies, including those related to environmental matters.

FINANCIAL INSTRUMENTS

    As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and do not use leveraged derivative financial instruments. A summary of our accounting policies for derivative financial instruments is included in 'Item 8. Financial Statements and Supplementary Data' in Note 1 of Notes to Financial Statements.

    Our exposure to market risk from changes in interest rates relates primarily to our debt obligations. As described in 'Item 8. Financial Statements and Supplementary Data' in Notes 16 and 18 of Notes to Financial Statements, we issue both fixed and variable rate debt and use interest rate swaps to manage our exposure to interest rate movements and reduce borrowing costs.

    Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries and foreign currency denominated receivables, payables, and firm commitments arising from international transactions. We attempt to have such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. We also use derivative financial instruments to hedge the impact of exchange rate movements on the translated U.S. dollar value of the net income for a number of foreign subsidiaries. Foreign currency forward and option agreements used to hedge net income are marked-to-market, with gains or losses recognized immediately in income. Our principal foreign currency exposures relate to the Belgian franc, the French franc, the German mark (collectively the Euro countries), the British pound, the Canadian dollar, and the U.S. dollar. At December 31, 2000, we held or had written foreign currency forward and option agreements maturing through 2001.

    Derivative financial instruments expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. We manage exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

    The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent increase in U.S. dollar per local currency exchange rates across all maturities at December 31, 2000 and 1999.

                                                                                         ESTIMATED
                                                      FACE OR                            INCREASE
                                                      NOTIONAL   CARRYING     FAIR      (DECREASE)
                                                       AMOUNT    VALUE(1)   VALUE(1)   IN FAIR VALUE
                                                       ------    --------   --------   -------------
                                                                  (DOLLARS IN MILLIONS)
DECEMBER 31, 2000
INTEREST RATE SENSITIVE INSTRUMENTS
Long-term debt (including current maturities)(2)....  $(4,295)   $(4,291)   $(4,517)       $(183)
Interest rate swaps.................................    1,600         16         68          (67)

FOREIGN EXCHANGE RATE SENSITIVE INSTRUMENTS
Foreign currency exchange contracts(3)..............    1,542         --          3           (3)

DECEMBER 31, 1999
INTEREST RATE SENSITIVE INSTRUMENTS
Long-term debt (including current maturities)(2)....   (2,712)    (2,705)    (2,702)        (120)
Interest rate swaps.................................    1,100         (4)       (36)         (22)

FOREIGN EXCHANGE RATE SENSITIVE INSTRUMENTS
Foreign currency exchange contracts(3)..............    1,445          4          6           25

(1) Asset or (liability).

(2) Excludes capitalized leases.

(3) Increases in the fair value of foreign currency exchange contracts are substantially offset by changes in the fair value of net underlying hedged foreign currency transactions.

The above discussion of our procedures to monitor market risk and the estimated changes in fair value resulting from our sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. The methods used by us to assess and mitigate risk discussed above should not be considered projections of future events.

OTHER MATTERS

LITIGATION

    Litton Litigation -- On March 13, 1990, Litton Systems, Inc. filed a legal action against the former Honeywell in U.S. District Court, Central District of California, Los Angeles, with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. The former Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, the former Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    In 1993 and 1995, trials were held in each case and juries initially awarded Litton significant monetary damages. However, those verdicts were set aside by the trial court judge who ordered, at a minimum, new trials on the issue of damages in each case.

    Following cross-appeals by the parties of various issues to the Federal Circuit and the U.S. Supreme Court in the patent/tort case, it was remanded to the trial court for further legal and perhaps factual review with respect to both liability and damages. On September 23, 1999, the trial court issued dispositive rulings in the case, granting the former Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the Patent claims on various grounds; granting the former Honeywell's Motion for Judgment as a Matter of Law on the state law claims on the grounds of insufficient evidence; and denying Litton's Motion for Partial Summary Judgment. The trial court entered a final judgment in Honeywell's favor on January 31, 2000, and Litton appealed that judgment to the U.S. Court of Appeals for the Federal Circuit. On February 5, 2001, a three judge panel of the Federal Circuit court affirmed the trial court's rulings granting the former Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the patent claims, agreeing that the former Honeywell did not infringe. On the state law claims, the panel vacated the jury's verdict in favor of Litton, reversed the trial court's grant of judgment as a matter of law for the former Honeywell, and remanded the case to the trial court for further proceedings under state law to resolve certain factual issues that it held should have been submitted to the jury. Litton may now seek review of this decision by the U.S. Supreme Court.

    A retrial of damages in the antitrust case commenced October 29, 1998, and on December 9, 1998, a jury returned a verdict against Honeywell for actual damages in the amount of $250 million. Following post trial motions, on September 24, 1999, the trial court issued rulings denying the former Honeywell's Motion for Judgment as a Matter of Law and Motion for New Trial and Remittitur as they related to Litton Systems, Inc., but granting the former Honeywell's Motion for Judgment as a Matter of Law as it relates to Litton Systems, Canada, Limited. The net effect of these rulings was to reduce the existing judgment against the former Honeywell of $750 million to $660 million, plus attorney fees and costs of approximately $35 million. We believe that there is no factual or legal basis for the magnitude of the jury's award and believe that it should be overturned. We also believe we have very strong arguments that the liability portion of the jury verdict in the first antitrust trial was erroneous. Both parties have appealed this judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment is stayed pending resolution of the former Honeywell's post-judgment motions and disposition of any appeals filed by the parties.

    Although it is not possible at this time to predict the result of any further appeals in this case, potential does remain for an adverse outcome which could be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

    For a detailed discussion of this litigation, see 'Item 8. Financial Statements and Supplementary Data' in Note 22 of Notes to the Financial Statements.

    Shareowner Litigation -- Honeywell and seven of its officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey

(the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

    In addition, Honeywell, seven of its officers and its Board of Directors have been named as defendants in a purported shareowner derivative action which was filed on November 27, 2000 in the United States District Court for the District of New Jersey (the Derivative Complaint). The Derivative Compliant alleges a single claim for breach of fiduciary duty based on nearly identical allegations to those set forth in the Securities Law Complaints.

    We believe that there is no factual or legal basis for the allegations in the Securities Law Complaints and the Derivative Complaint. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our financial position or results of operations. No provision has been made in our financial statements with respect to this contingent liability.

EURO CONVERSION

    On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. We have identified and are ensuring that all Euro conversion compliance issues are addressed and do not expect any adverse consequences.

SALES TO THE U.S. GOVERNMENT

    Sales to the U.S. Government, acting through its various departments and agencies and through prime contractors, amounted to $2,219, $2,383 and $2,693 million in 2000, 1999 and 1998, respectively. This included sales to the Department of Defense (DoD), as a prime contractor and subcontractor, of $1,548, $1,415 and $1,658 million in 2000, 1999 and 1998, respectively. Sales to the DoD accounted for 6.2, 6.0 and 7.0 percent of our total sales in 2000, 1999 and 1998, respectively. We are affected by U.S. Government budget constraints for defense and space programs. U.S. defense spending increased slightly in 2000 and is also expected to increase slightly in 2001.

BACKLOG

    Our total backlog at year-end 2000 and 1999 was $8,094 and $8,736 million, respectively. We anticipate that approximately $5,090 million of the 2000 backlog will be filled in 2001. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

INFLATION

    Highly competitive market conditions have minimized inflation's impact on the selling prices of our products and the cost of our purchased materials. Cost increases for materials and labor have generally been low, and productivity enhancement programs, including Six Sigma initiatives, have largely offset any impact.

NEW ACCOUNTING PRONOUNCEMENT

    Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities', as amended (SFAS No. 133), is effective for Honeywell as of January 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in values of such derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. We estimate that, at January 1, 2001, the effect on our consolidated financial statements of adopting SFAS No. 133 will not be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information relating to market risk is included in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' under the caption 'Financial Instruments.'

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          HONEYWELL INTERNATIONAL INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
                                                                 (DOLLARS IN MILLIONS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net sales...................................................  $25,023   $23,735   $23,555
                                                              -------   -------   -------
Costs, expenses and other
    Cost of goods sold......................................   19,090    18,495    17,689
    Selling, general and administrative expenses............    3,134     3,216     3,008
    (Gain) on sale of non-strategic businesses..............     (112)     (106)       --
    Equity in (income) loss of affiliated companies.........       89       (76)     (162)
    Other (income) expense..................................      (57)     (307)      (27)
    Interest and other financial charges....................      481       265       275
                                                              -------   -------   -------
                                                               22,625    21,487    20,783
                                                              -------   -------   -------
Income before taxes on income...............................    2,398     2,248     2,772
Taxes on income.............................................      739       707       869
                                                              -------   -------   -------
Net income..................................................  $ 1,659   $ 1,541   $ 1,903
                                                              -------   -------   -------
                                                              -------   -------   -------
Earnings per share of common stock -- basic.................  $  2.07   $  1.95   $  2.38
                                                              -------   -------   -------
                                                              -------   -------   -------
Earnings per share of common stock -- assuming dilution.....  $  2.05   $  1.90   $  2.34
                                                              -------   -------   -------
                                                              -------   -------   -------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
                                                               (DOLLARS IN MILLIONS)
ASSETS
Current assets:
    Cash and cash equivalents...............................   $ 1,196       $ 1,991
    Accounts and notes receivable...........................     4,623         3,896
    Inventories.............................................     3,734         3,436
    Other current assets....................................     1,108         1,099
                                                               -------       -------
            Total current assets............................    10,661        10,422
Investments and long-term receivables.......................       748           782
Property, plant and equipment -- net........................     5,230         5,630
Goodwill and other intangible assets -- net.................     5,898         4,660
Other assets................................................     2,638         2,033
                                                               -------       -------
            Total assets....................................   $25,175       $23,527
                                                               -------       -------
                                                               -------       -------
LIABILITIES
Current liabilities:
    Accounts payable........................................   $ 2,364       $ 2,129
    Short-term borrowings...................................       110           302
    Commercial paper........................................     1,192         2,023
    Current maturities of long-term debt....................       380           284
    Accrued liabilities.....................................     3,168         3,534
                                                               -------       -------
            Total current liabilities.......................     7,214         8,272
Long-term debt..............................................     3,941         2,457
Deferred income taxes.......................................     1,173           864
Postretirement benefit obligations other than pensions......     1,887         1,968
Other liabilities...........................................     1,253         1,367

CONTINGENCIES
SHAREOWNERS' EQUITY
Capital -- common stock -- Authorized 2,000,000,000 shares
  (par value $1 per share):
         -- issued 957,599,900 shares.......................       958           958
         -- additional paid-in capital......................     2,782         2,318
Common stock held in treasury, at cost:
    2000 -- 150,308,455 shares; 1999 -- 162,466,000
      shares................................................    (4,296)       (4,254)
Accumulated other nonowner changes..........................      (729)         (355)
Retained earnings...........................................    10,992         9,932
                                                               -------       -------
            Total shareowners' equity.......................     9,707         8,599
                                                               -------       -------
            Total liabilities and shareowners' equity.......   $25,175       $23,527
                                                               -------       -------
                                                               -------       -------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
                                                                 (DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..............................................  $ 1,659   $ 1,541   $ 1,903
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        (Gain) on sale of non-strategic businesses..........     (112)     (106)       --
        (Gain) on disposition of investment in AMP
          Incorporated......................................       --      (268)       --
        Merger, repositioning and other charges.............      966     1,287        54
        Depreciation and amortization.......................      995       881       897
        Undistributed earnings of equity affiliates.........       (4)      (39)      (24)
        Deferred income taxes...............................      414       (11)      221
        Net taxes paid on sales of businesses and
          investments.......................................      (97)     (246)     (300)
        Retirement benefit plans............................     (509)     (313)     (239)
        Other...............................................     (199)      148        63
        Changes in assets and liabilities, net of the
          effects of acquisitions and divestitures:
            Accounts and notes receivable...................     (560)      (54)     (154)
            Inventories.....................................      (45)       90       (96)
            Other current assets............................      (73)      (39)        3
            Accounts payable................................      186       121        35
            Accrued liabilities.............................     (632)     (618)     (389)
                                                              -------   -------   -------
              Net cash provided by operating activities.....    1,989     2,374     1,974
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment..........     (853)     (986)   (1,037)
    Proceeds from disposals of property, plant and
      equipment.............................................      127        67       150
    Decrease in investments.................................       88        --        --
    (Increase) in investments...............................       (3)      (20)       (1)
    Disposition (purchase) of investment in AMP
      Incorporated..........................................       --     1,164      (890)
    Cash paid for acquisitions..............................   (2,523)   (1,311)     (581)
    Proceeds from sales of businesses.......................      467       784       335
    (Increase) decrease in short-term investments...........      (17)       11       431
                                                              -------   -------   -------
              Net cash (used for) investing activities......   (2,714)     (291)   (1,593)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in commercial paper.............     (831)      250       909
    Net (decrease) increase in short-term borrowings........     (191)      156        16
    Proceeds from issuance of common stock..................      296       419       216
    Proceeds from issuance of long-term debt................    1,810        25       687
    Payments of long-term debt..............................     (389)     (375)     (366)
    Repurchases of common stock.............................     (166)   (1,058)   (1,089)
    Cash dividends on common stock..........................     (599)     (527)     (481)
                                                              -------   -------   -------
              Net cash (used for) financing activities......      (70)   (1,110)     (108)
                                                              -------   -------   -------
Net (decrease) increase in cash and cash equivalents........     (795)      973       273
Cash and cash equivalents at beginning of year..............    1,991     1,018       745
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $ 1,196   $ 1,991   $ 1,018
                                                              -------   -------   -------
                                                              -------   -------   -------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                                           COMMON                       COMMON STOCK      ACCUMULATED
                                        STOCK ISSUED     ADDITIONAL   HELD IN TREASURY    OTHER NON-                 TOTAL
                                       ---------------    PAID-IN     ----------------       OWNER     RETAINED   SHAREOWNERS'
                                       SHARES   AMOUNT    CAPITAL     SHARES   AMOUNT       CHANGES    EARNINGS      EQUITY
                                       ------   ------    -------     ------   ------       -------    --------      ------
                                                                (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1997.........  953.1     $953      $1,199     (158.1)  $(2,665)      $(208)    $ 7,496      $ 6,775
Net income...........................                                                                    1,903        1,903
Foreign exchange translation
 adjustments.........................                                                           34                       34
Minimum pension liability
 adjustment..........................                                                          (10)                     (10)
Unrealized holding gain on marketable
 securities..........................                                                           90                       90
                                                                                                                    -------
Nonowner changes in shareowners'
 equity..............................                                                                                 2,017
Common stock issued for
 acquisitions........................                         322       11.1        98                                  420
Common stock issued for employee
 benefit plans (including related tax
 benefits of $91)....................    3.8        4         348       11.0        96                                  448
Repurchases of common stock..........   (3.9)      (4)       (156)     (22.0)     (942)                              (1,102)
Cash dividends on common stock ($.60
 per share)..........................                                                                     (481)        (481)
Other................................    0.3                    6                                                         6
                                       -----     ----      ------     ------   -------       -----     -------      -------
BALANCE AT DECEMBER 31, 1998.........  953.3      953       1,719     (158.0)   (3,413)        (94)      8,918        8,083
Net income...........................                                                                    1,541        1,541
Foreign exchange translation
 adjustments.........................                                                         (126)                    (126)
Minimum pension liability
 adjustment..........................                                                          (43)                     (43)
Unrealized holding loss on marketable
 securities..........................                                                          (92)                     (92)
                                                                                                                    -------
Nonowner changes in shareowners'
 equity..............................                                                                                 1,280
Common stock issued for employee
 benefit plans (including related tax
 benefits of $237)...................    4.7        5         602       14.5       125                                  732
Repurchases of common stock..........                                  (18.9)     (966)                                (966)
Cash dividends on common stock ($.68
 per share)..........................                                                                     (527)        (527)
Other................................   (0.4)                  (3)                                                       (3)
                                       -----     ----      ------     ------   -------       -----     -------      -------
BALANCE AT DECEMBER 31, 1999.........  957.6      958       2,318     (162.4)   (4,254)       (355)      9,932        8,599
Net income...........................                                                                    1,659        1,659
Foreign exchange translation
 adjustments.........................                                                         (377)                    (377)
Unrealized holding gain on marketable
 securities..........................                                                            3                        3
                                                                                                                    -------
Nonowner changes in shareowners'
 equity..............................                                                                                 1,285
Common stock issued for employee
 benefit plans (including related tax
 benefits of $139)...................                         464       16.0       120                                  584
Repurchases of common stock..........                                   (4.3)     (166)                                (166)
Cash dividends on common stock ($.75
 per share)..........................                                                                     (599)        (599)
Other................................                                    0.4         4                                    4
                                       -----     ----      ------     ------   -------       -----     -------      -------
BALANCE AT DECEMBER 31, 2000.........  957.6     $958      $2,782     (150.3)  $(4,296)      $(729)    $10,992      $ 9,707
                                       -----     ----      ------     ------   -------       -----     -------      -------
                                       -----     ----      ------     ------   -------       -----     -------      -------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.
                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    HONEYWELL INTERNATIONAL INC. is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control technologies for buildings, homes and industry, automotive products, power generation systems, specialty chemicals, fibers, plastics and electronic and advanced materials. As described in Note 2, Honeywell International Inc. was formed upon the merger of AlliedSignal Inc. and Honeywell Inc. The following is a description of the significant accounting policies of Honeywell International Inc.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Honeywell International Inc. and all of its subsidiaries in which a controlling interest is maintained. All intercompany transactions and balances are eliminated in consolidation.

    INVENTORIES -- Inventories are valued at the lower of cost or market using the first-in, first-out or the average cost method and the last-in, first-out
(LIFO) method for certain qualifying domestic inventories.

    INVESTMENTS -- Investments in affiliates over which we have a significant influence, but not a controlling interest, are accounted for using the equity method of accounting. Other investments are carried at market value, if readily determinable, or cost.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.

    GOODWILL AND OTHER INTANGIBLE ASSETS -- Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over appropriate periods up to 40 years. Goodwill, net, was $5,600 and $4,282 million at December 31, 2000 and 1999, respectively. Accumulated amortization was $974 and $804 million at December 31, 2000 and 1999, respectively.

    Other intangible assets includes patents, trademarks, customer lists and other items amortized on a straight-line basis over appropriate periods up to 24 years. Other intangible assets, net, were $298 and $378 million at December 31, 2000 and 1999, respectively. Accumulated amortization was $437 and $398 million at December 31, 2000 and 1999, respectively.

    LONG-LIVED ASSETS -- We periodically evaluate the recoverability of the carrying amount of long-lived assets (including property, plant, and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We also continually evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events.

    SALES RECOGNITION -- Product and service sales are recognized when an agreement of sale exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Sales under long-term contracts in the Aerospace Solutions and Automation & Control segments are recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident.

    ENVIRONMENTAL EXPENDITURES -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not provide future benefits, are expensed as incurred. Liabilities are recorded when environmental assessments are made or remedial efforts are probable and the costs

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies.

    FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of Accumulated Other Nonowner Changes in shareowners' equity. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are remeasured at the exchange rate in effect on the date the assets were acquired, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in net income.

    FINANCIAL INSTRUMENTS -- Interest rate swap, foreign currency forward and option agreements are accounted for as a hedge of the related asset, liability, firm commitment or anticipated transaction when designated and effective as a hedge of such items. Agreements qualifying for hedge accounting are accounted for as follows:

     Changes in the amount to be received or paid under interest rate swap agreements are recognized in Interest and Other Financial Charges.

     Gains and losses on foreign currency exchange contracts used to hedge assets, liabilities and net income are recognized in Other (Income) Expense.

     Gains and losses on foreign currency exchange contracts to hedge net investments in foreign subsidiaries are recognized in the Cumulative Foreign Exchange Translation Adjustment.

     Gains and losses on foreign currency exchange contracts used to hedge firm foreign currency commitments, and purchased foreign currency options used to hedge anticipated foreign currency transactions, are recognized in the measurement of the hedged transaction when the transaction occurs.

    Changes in the fair value of agreements not qualifying for hedge accounting are recognized in Other (Income) Expense. Gains and losses on terminated interest rate swap agreements are amortized over the shorter of the remaining term of the agreement or the hedged liability.

    The carrying value of each agreement is reported in Accounts and Notes Receivable, Other Current Assets, Accounts Payable or Accrued Liabilities, as appropriate.

    INCOME TAXES -- Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

    RESEARCH AND DEVELOPMENT -- Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are classified as part of Cost of Goods Sold and were $818, $909 and $876 million in 2000, 1999 and 1998, respectively.

    EARNINGS PER SHARE -- Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. All earnings per share data in this report reflect earnings per share -- assuming dilution, unless otherwise indicated.

    CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity of three months or less.

    USE OF ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

that affect the reported amounts in the financial statements and related disclosures in the accompanying notes. Actual results could differ from those estimates.

    NEW ACCOUNTING PRONOUNCEMENT -- Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities', as amended (SFAS No. 133), is effective for Honeywell as of January 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in values of such derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. We estimate that, at January 1, 2001, the effect on our consolidated financial statements of adopting SFAS No. 133 will not be material.

NOTE 2 -- ALLIEDSIGNAL - HONEYWELL MERGER

    On December 1, 1999, AlliedSignal Inc. (AlliedSignal) and Honeywell Inc. (former Honeywell) completed a merger under an Agreement and Plan of Merger (Merger Agreement) dated as of June 4, 1999. Under the Merger Agreement, a wholly-owned subsidiary of AlliedSignal merged with and into the former Honeywell. As a result of the merger, the former Honeywell has become a wholly-owned subsidiary of AlliedSignal. At the effective time of the merger AlliedSignal was renamed Honeywell International Inc. (Honeywell).

    The former Honeywell shareowners received 1.875 shares of Honeywell common stock for each share of the former Honeywell common stock with cash paid in lieu of any fractional shares. As a result, former Honeywell shareowners received approximately 241 million shares of Honeywell common stock valued at approximately $15 billion at the merger date. In addition, outstanding former Honeywell employee stock options were converted at the same exchange factor into options to purchase approximately 10 million shares of Honeywell common stock.

    The merger qualified as a tax-free reorganization and was accounted for under the pooling-of-interests accounting method. Accordingly, Honeywell's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of the former Honeywell as though it had always been a part of Honeywell.

    There were no material transactions between AlliedSignal and the former Honeywell prior to the merger and there were no material adjustments to conform the accounting policies of the combining companies.

    The net sales and net income previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statement of Income are as follows:

                                                            NINE MONTHS
                                                               ENDED        YEAR ENDED
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1999            1998
                                                           -------------   ------------
                                                            (UNAUDITED)
Net sales
    AlliedSignal.........................................     $11,252        $15,128
    Former Honeywell.....................................       6,324          8,427
                                                              -------        -------
Combined.................................................     $17,576        $23,555
                                                              -------        -------
                                                              -------        -------
Net income
    AlliedSignal.........................................     $ 1,121        $ 1,331
    Former Honeywell.....................................         413            572
                                                              -------        -------
Combined.................................................     $ 1,534        $ 1,903
                                                              -------        -------
                                                              -------        -------

    As described in Note 5, fees and expenses related to the merger and costs to integrate the combined companies were expensed in the fourth quarter of 1999.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 3 -- ACQUISITIONS

    In addition to the pooling-of-interests transaction discussed in Note 2, we acquired businesses for an aggregate cost of $2,646, $1,314 and $1,191 million in 2000, 1999 and 1998, respectively. The following table presents information about the more significant acquisitions:

                                             ACQUISITION   AGGREGATE               ANNUAL
                                                DATE         COST      GOODWILL   NET SALES
                                                ----         ----      --------   ---------
2000
Pittway Corporation(1).....................      2/00       $2,200      $1,500     $1,600
1999
Johnson Matthey Electronics(2).............      8/99          655         331        670
TriStar Aerospace Co.(3)...................     12/99          300         147        200
1998
Banner Aerospace(4)........................      1/98          350         175        250
Pharmaceutical Fine Chemicals(5)...........      6/98          390         297        110

---------

(1) Pittway Corporation designs, manufactures and distributes security and fire systems for homes and buildings.

(2) Johnson Matthey Electronics supplies wafer fabrication materials and interconnect products to the electronics and telecommunications industries.

(3) TriStar Aerospace Co. distributes fasteners, fastening systems and related hardware and provides customized inventory management services to original equipment manufacturers of aircraft and aircraft components, commercial airlines and aircraft maintenance, repair and overhaul facilities.

(4) Banner Aerospace distributes FAA-certified aircraft hardware principally to the commercial air transport and general aviation markets.

(5) Pharmaceutical Fine Chemicals manufactures and distributes active and intermediate pharmaceutical chemicals.

    All the acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of the acquired businesses were recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, of $1,678, $678 and $883 million in 2000, 1999 and 1998, respectively, was recorded as goodwill and is amortized over estimated useful lives. In connection with these acquisitions the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material. The results of operations of the acquired businesses have been included in the consolidated results of Honeywell from their respective acquisition dates. The pro forma results for 2000, 1999 and 1998, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

NOTE 4 -- HONEYWELL-GENERAL ELECTRIC MERGER

    On October 22, 2000, Honeywell and General Electric Company (GE) entered into an Agreement and Plan of Merger (Merger Agreement) providing for a business combination between Honeywell and GE. When the merger is effective, a wholly-owned subsidiary of GE will be merged with and into Honeywell, and Honeywell will become a wholly-owned subsidiary of GE and each issued and outstanding share of common stock of Honeywell will be converted into the right to receive 1.055 shares of common stock of GE, with fractional shares paid in cash. The merger, which was approved by Honeywell shareowners on January 10, 2001, is subject to certain remaining conditions, which include review or approval of the transaction by various governmental authorities. GE and Honeywell are working with regulatory agencies to complete the required reviews or obtain required approvals so that the transaction can close as early as possible in 2001. The Merger Agreement provides for payment of a $1.35 billion termination fee by Honeywell under certain circumstances. In connection with the execution of the Merger Agreement, Honeywell and GE entered into a stock option agreement

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

pursuant to which Honeywell granted to GE an option to purchase up to 19.9 percent of Honeywell's outstanding shares of common stock. The option is exercisable in the same circumstances under which Honeywell is required to pay to GE the $1.35 billion termination fee.

NOTE 5 -- MERGER, REPOSITIONING AND OTHER CHARGES

    In 2000, we recognized a charge of $239 million related to announced global workforce reductions in each of our reportable segments, costs to close a chip package manufacturing plant and related workforce reductions in our Electronic Materials business, and other asset impairments principally associated with the completion of previously announced plant shut-downs in our Performance Polymers and Chemicals business. The components of the charge included severance costs of $151 million and asset impairments of $88 million. The workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are expected to be substantially completed by the end of the second quarter of 2001. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition (approximately 650 positions) resulting in reduced severance liabilities principally in our Automation & Control and Aerospace Solutions reportable segments. We also recognized a charge of $99 million in equity in (income) loss of affiliated companies for costs to close an affiliate's chemical manufacturing operations. The components of the charge included severance costs of $6 million, asset impairments of $53 million, and other environmental exit costs and period expenses of $40 million.

    In 1999, upon completion of the merger between AlliedSignal and the former Honeywell, we recognized a charge of $642 million for the cost of actions designed to improve our combined competitiveness, productivity and future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of six sigma productivity initiatives at the former Honeywell businesses; and, the transition to a global shared services model. The components of the charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Planned global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions and are substantially complete. Asset impairments were principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are substantially complete.

    In 1999, we also recognized a charge of $321 million for the cost of actions designed to reposition principally the AlliedSignal businesses for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line, closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity and infrastructure in our Performance Polymers and Chemicals business; a reduction in the infrastructure in our Turbocharging Systems business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal businesses and our Industrial Control business. The components of the charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions and are substantially complete. Asset impairments were principally related to manufacturing plant and

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are substantially complete.

    The following table summarizes the status of our total merger and repositioning costs.

                                    SEVERANCE      ASSET      EXIT    MERGER FEES
                                      COSTS     IMPAIRMENTS   COSTS   AND EXPENSES   TOTAL
                                      -----     -----------   -----   ------------   -----
1999 charges......................    $ 482        $ 257      $ 89        $135       $ 963
1999 usage........................      (58)        (257)       (4)        (77)       (396)
                                      -----        -----      ----        ----       -----
Balance at December 31, 1999......      424           --        85          58         567
                                      -----        -----      ----        ----       -----
2000 charges......................      157          141        40          --         338
2000 usage........................     (303)        (141)      (41)        (58)       (543)
Adjustments.......................      (42)          --        (4)         --         (46)
                                      -----        -----      ----        ----       -----
Balance at December 31, 2000......    $ 236        $  --      $ 80        $ --       $ 316
                                      -----        -----      ----        ----       -----
                                      -----        -----      ----        ----       -----

    In 2000, we identified certain business units and manufacturing facilities as non-core to our business strategy. As a result of this assessment, we implemented cost reduction initiatives and conducted discussions with potential acquirers of these businesses and assets. As part of this process, we evaluated the businesses and assets for possible impairment. As a result of our analysis, we recognized impairment charges of $245 and $165 million principally related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets of our Friction Materials business and a chemical manufacturing facility, respectively. We recognized other charges consisting of probable and reasonably estimable environmental liabilities of $87 million, and contract claims, merger related period expenses, other contingencies, and write-offs of tangible assets removed from service, including inventory, totaling $140 million. In addition, we recognized a charge of $37 million in equity in (income) loss of affiliated companies for costs principally related to an equity investee's customer claims.

    In 1999, we recognized other charges consisting of losses on aerospace engine maintenance contracts and a contract cancellation penalty totaling $45 million, customer and employee claims of $69 million, contract settlements and contingent liabilities of $18 million, and other write-offs principally related to tangible and intangible assets removed from service, including inventory, of $152 million. We also recognized a $36 million charge resulting from an other than temporary decline in value of an equity investment due to a significant deterioration in market conditions and a $4 million charge related to an equity investee's severance action involving approximately 220 employees. The investee's severance action was completed by December 31, 1999.

    In 1998, we recognized a charge of $54 million related to productivity initiatives which included workforce reductions and facility consolidations principally in our Home and Building Control and Industrial Control businesses. The components of the charge included severance costs of $46 million and other exit costs of $8 million. Global workforce reductions included approximately 1,200 sales, marketing, manufacturing and other administrative positions. Other exit costs consisted of lease termination penalties to consolidate field office locations and other period costs incurred to rationalize product lines. These actions were completed by December 31, 1999, with substantially all reserve spending occurring in 1999.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    The following table summarizes the pretax impact of total merger, repositioning and other charges by reportable business segment.

                                                              2000    1999    1998
                                                              ----    ----    ----
Aerospace Solutions.........................................  $ 91   $  315   $ 1
Automation & Control........................................   108      215    52
Performance Materials.......................................   399      251    --
Power & Transportation Products.............................   263      129    --
Corporate...................................................   105      377     1
                                                              ----   ------   ---
                                                              $966   $1,287   $54
                                                              ----   ------   ---
                                                              ----   ------   ---

    The following table summarizes the pretax distribution of total merger, repositioning and other charges by income statement classification.

                                                              2000    1999    1998
                                                              ----    ----    ----
Cost of goods sold..........................................  $830   $  947   $54
Selling, general and administrative expenses................    --      300    --
Equity in (income) loss of affiliated companies.............   136       40    --
                                                              ----   ------   ---
                                                              $966   $1,287   $54
                                                              ----   ------   ---
                                                              ----   ------   ---

NOTE 6 -- GAIN ON SALE OF NON-STRATEGIC BUSINESSES

    In 2000, as a result of a government mandate in connection with the merger of AlliedSignal and the former Honeywell, we sold the TCAS product line of the former Honeywell. We received approximately $215 million in cash resulting in a pretax gain of $112 million. The TCAS product line had annual sales of approximately $100 million.

    In 1999, we sold our Laminate Systems business for approximately $425 million in cash resulting in a pretax gain of $106 million. The Laminate Systems business had annual sales of about $400 million.

NOTE 7 -- OTHER (INCOME) EXPENSE

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000        1999        1998
                                                               ----        ----        ----
Interest income and other...............................       $(79)      $ (76)       $(57)
Minority interests......................................         34          46          37
Foreign exchange (gain) loss............................        (12)         (9)         17
Gain on disposition of investment in AMP Incorporated...         --        (268)         --
Litigation settlements..................................         --          --         (24)
                                                               ----       -----        ----
                                                               $(57)      $(307)       $(27)
                                                               ----       -----        ----
                                                               ----       -----        ----

    In April 1999, we reached an agreement with Tyco International Ltd. (Tyco) and AMP Incorporated (AMP), settling AMP's claim to the gain we would realize on the disposition of our investment in AMP common stock. We made a payment to AMP of $50 million, and the parties released all claims that they had against each other relating to AMP. Subsequently, we converted our investment in AMP common stock into Tyco common stock and sold the Tyco common stock for net cash proceeds of $1.2 billion resulting in a pretax gain of $268 million, net of the settlement payment.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 8 -- INTEREST AND OTHER FINANCIAL CHARGES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000        1999        1998
                                                               ----        ----        ----
Total interest and other financial charges..............       $497        $287        $300
Less -- Capitalized interest............................        (16)        (22)        (25)
                                                               ----        ----        ----
                                                               $481        $265        $275
                                                               ----        ----        ----
                                                               ----        ----        ----

    Cash payments of interest during the years 2000, 1999 and 1998 were $573, $328 and $426 million, respectively.

    The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2000 and 1999 was 6.60 and 5.97 percent, respectively.

NOTE 9 -- TAXES ON INCOME

INCOME BEFORE TAXES ON INCOME

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                             2000     1999     1998
                                                             ----     ----     ----
United States.............................................  $1,842   $1,742   $2,085
Foreign...................................................     556      506      687
                                                            ------   ------   ------
                                                            $2,398   $2,248   $2,772
                                                            ------   ------   ------
                                                            ------   ------   ------

TAXES ON INCOME

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                             2000     1999     1998
                                                             ----     ----     ----
United States.............................................  $  508   $  531   $  616
Foreign...................................................     231      176      253
                                                            ------   ------   ------
                                                            $  739   $  707   $  869
                                                            ------   ------   ------
                                                            ------   ------   ------

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                             2000     1999     1998
                                                             ----     ----     ----
Taxes on income consist of:
Current:
    United States.........................................  $  126   $  416   $  424
    State.................................................       2      113       49
    Foreign...............................................     197      189      175
                                                            ------   ------   ------
                                                               325      718      648
                                                            ------   ------   ------
Deferred:
    United States.........................................     325       37       81
    State.................................................      55      (35)      62
    Foreign...............................................      34      (13)      78
                                                            ------   ------   ------
                                                               414      (11)     221
                                                            ------   ------   ------
                                                            $  739   $  707   $  869
                                                            ------   ------   ------
                                                            ------   ------   ------

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                             2000     1999     1998
                                                             ----     ----     ----
The U.S. statutory federal income tax rate is reconciled
  to our effective income tax rate as follows:
    Statutory U.S. federal income tax rate................    35.0%    35.0%    35.0%
    Taxes on foreign earnings over (under) U.S. tax
      rate................................................     (.7)    (1.2)     1.0
    Asset basis differences...............................     2.5     (1.6)    (1.5)
    Nondeductible amortization............................     2.8      3.3      1.3
    State income taxes....................................     1.3      2.2      2.5
    Tax benefits of Foreign Sales Corporation.............    (5.0)    (4.4)    (2.2)
    ESOP dividend tax benefit.............................     (.7)     (.7)     (.6)
    Tax credits...........................................    (3.5)    (1.2)    (1.1)
    All other items -- net................................     (.9)      .1     (3.1)
                                                            ------   ------   ------
                                                              30.8%    31.5%    31.3%
                                                            ------   ------   ------
                                                            ------   ------   ------

DEFERRED INCOME TAXES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                               ----     ----
Included in the following balance sheet accounts:
    Other current assets....................................  $   734   $ 789
    Other assets............................................      151     143
    Accrued liabilities.....................................       (5)    (13)
    Deferred income taxes...................................   (1,173)   (864)
                                                              -------   -----
                                                              $  (293)  $  55
                                                              -------   -----
                                                              -------   -----

DEFERRED TAX ASSETS (LIABILITIES)

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              ----    ----
The principal components of deferred tax assets and
  (liabilities) are as follows:
    Property, plant and equipment basis differences.........  $(934)  $(648)
    Postretirement benefits other than pensions and
      postemployment benefits...............................    847     869
    Investment and other asset basis differences............   (375)   (328)
    Other accrued items.....................................    377     552
    Net operating losses....................................    207     184
    Deferred foreign gain...................................    (17)    (27)
    Undistributed earnings of subsidiaries..................    (35)    (33)
    All other items -- net..................................   (319)   (491)
                                                              -----   -----
                                                               (249)     78
    Valuation allowance.....................................    (44)    (23)
                                                              -----   -----
                                                              $(293)  $  55
                                                              -----   -----
                                                              -----   -----

    The amount of federal tax net operating loss carryforwards available at December 31, 2000 was $111 million. The majority of these loss carryforwards were generated by certain subsidiaries prior to their acquisition in 1997 and have expiration dates through the year 2011. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. We also have foreign net operating losses of $595 million which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    Deferred income taxes have not been provided on approximately $2.1 billion of undistributed earnings of foreign affiliated companies, which are considered to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    Cash payments of income taxes during the years 2000, 1999 and 1998 were $442, $625 and $729 million, respectively.

NOTE 10 -- EARNINGS PER SHARE

    The following table sets forth the computations of basic and diluted earnings per share:

                                                                 AVERAGE     PER SHARE
                                                      INCOME     SHARES       AMOUNT
                                                      ------     ------       ------
    2000
    Earnings per share of common stock -- basic.....  $1,659   800,317,543     $2.07
    Dilutive securities issuable in connection with
      stock plans...................................             9,149,959
                                                               -----------
    Earnings per share of common stock -- assuming
      dilution......................................  $1,659   809,467,502     $2.05
                                                      ------   -----------     -----
                                                      ------   -----------     -----
    1999
    Earnings per share of common stock -- basic.....  $1,541   792,010,145     $1.95
    Dilutive securities issuable in connection with
      stock plans...................................            16,979,863
                                                               -----------
    Earnings per share of common stock -- assuming
      dilution......................................  $1,541   808,990,008     $1.90
                                                      ------   -----------     -----
                                                      ------   -----------     -----
    1998
    Earnings per share of common stock -- basic.....  $1,903   798,390,836     $2.38
    Dilutive securities issuable in connection with
      stock plans...................................            15,608,334
                                                               -----------
    Earnings per share of common stock -- assuming
      dilution......................................  $1,903   813,999,170     $2.34
                                                      ------   -----------     -----
                                                      ------   -----------     -----

    The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. In 2000, 1999 and 1998, the number of stock options not included in the computations was 14,563,673, 868,631 and 3,688,074, respectively. These stock options were outstanding at the end of each of the respective years.

NOTE 11 -- ACCOUNTS AND NOTES RECEIVABLE

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                               ----     ----
Trade.......................................................  $3,967   $3,545
Other.......................................................     755      435
                                                              ------   ------
                                                               4,722    3,980
Less -- Allowance for doubtful accounts and refunds.........     (99)     (84)
                                                              ------   ------
                                                              $4,623   $3,896
                                                              ------   ------
                                                              ------   ------

    Unbilled receivables related to long-term contracts were $423 and $359 million at December 31, 2000 and 1999, respectively, and are generally billable and collectible within one year.

    We are a party to agreements under which we can sell undivided interests in designated pools of trade accounts receivable. At both December 31, 2000 and 1999, trade accounts receivable on the

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Consolidated Balance Sheet have been reduced by approximately $500 million reflecting such sales. We act as an agent for the purchasers in the collection and administration of the receivables.

NOTE 12 -- INVENTORIES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                               ----     ----
Raw materials...............................................  $1,262   $1,027
Work in process.............................................     809      973
Finished products...........................................   1,797    1,589
                                                              ------   ------
                                                               3,868    3,589
Less --
Progress payments...........................................      (5)     (44)
Reduction to LIFO cost basis................................    (129)    (109)
                                                              ------   ------
                                                              $3,734   $3,436
                                                              ------   ------
                                                              ------   ------

    Inventories valued at LIFO amounted to $167 million at both December 31, 2000 and 1999. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $129 and $109 million higher at December 31, 2000 and 1999, respectively.

    Inventories related to long-term contracts, net of progress payments and customer advances, were $220 and $271 million at December 31, 2000 and 1999, respectively.

NOTE 13 -- INVESTMENTS AND LONG-TERM RECEIVABLES

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              ----    ----
Investments.................................................  $548    $664
Long-term receivables.......................................   200     118
                                                              ----    ----
                                                              $748    $782
                                                              ----    ----
                                                              ----    ----

NOTE 14 -- PROPERTY, PLANT AND EQUIPMENT

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                               ----      ----
Land and improvements.......................................  $   337   $  371
Machinery and equipment.....................................    9,484    9,574
Buildings and improvements..................................    2,134    2,192
Construction in progress....................................      505      566
                                                              -------   ------
                                                               12,460   12,703
Less -- Accumulated depreciation and amortization...........   (7,230)  (7,073)
                                                              -------   ------
                                                              $ 5,230   $5,630
                                                              -------   ------
                                                              -------   ------

NOTE 15 -- ACCRUED LIABILITIES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                               ----     ----
Compensation and benefit costs..............................  $  728   $  828
Customer advances...........................................     453      511
Income taxes................................................      92      186
Environmental costs.........................................     171      104
Other.......................................................   1,724    1,905
                                                              ------   ------
                                                              $3,168   $3,534
                                                              ------   ------
                                                              ------   ------

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 16 -- LONG-TERM DEBT AND CREDIT AGREEMENTS

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                               ----     ----
6.60% notes due 2001........................................  $   --   $  100
5 3/4% dealer remarketable securities due 2001..............      --      200
6.75% notes due 2002........................................     200      200
9 7/8% debentures due 2002..................................     171      171
6.875% notes due 2005.......................................     750       --
8 5/8% debentures due 2006..................................     100      100
7.0% notes due 2007.........................................     350      350
7 1/8% notes due 2008.......................................     200      200
6.20% notes due 2008........................................     200      200
Zero coupon bonds and money multiplier notes,
  13.0% - 14.26%, due 2009..................................     100      100
7.50% notes due 2010........................................   1,000       --
Industrial development bond obligations, 4.40% - 6.75%,
  maturing at various dates through 2027....................      92      107
6 5/8% debentures due 2028..................................     216      216
9.065% debentures due 2033..................................      51       51
Other (including capitalized leases),
  1.54% - 12.50%, maturing at various dates through 2033....     511      462
                                                              ------   ------
                                                              $3,941   $2,457
                                                              ------   ------
                                                              ------   ------

    The schedule of principal payments on long-term debt is as follows:

                                                              AT DECEMBER 31,
                                                                   2000
                                                              ---------------
2001........................................................      $  380
2002........................................................         465
2003........................................................          77
2004........................................................          63
2005........................................................         921
Thereafter..................................................       2,415
                                                                  ------
                                                                   4,321
Less -- Current portion.....................................        (380)
                                                                  ------
                                                                  $3,941
                                                                  ------
                                                                  ------

    We maintain $2 billion of bank revolving credit facilities with a group of banks which are comprised of: (a) a $1 billion Five-Year Credit Agreement and
(b) a $1 billion 364-Day Credit Agreement. The credit agreements are maintained for general corporate purposes including support for the issuance of commercial paper. We had no balance outstanding under either agreement at December 31, 2000.

    Neither of the credit agreements restrict our ability to pay dividends and neither contain financial covenants. The failure to comply with customary conditions or the occurrence of customary events of default contained in the credit agreements would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under such credit agreements. Such events of default include (a) non-payment of credit agreement debt and interest thereon, (b) non-compliance with the terms of the credit agreement covenants, (c) cross-default with other debt in certain circumstances,
(d) bankruptcy and (e) defaults upon obligations under the Employee Retirement Income Security Act. Additionally, each of the banks has the right to terminate its commitment to lend under the credit agreements if any person or group acquires beneficial ownership of 30 percent or more of our voting stock or, during any 12-month period, individuals who were directors of Honeywell at the beginning of the period cease to constitute a majority of the Board of Directors (the Board).

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    Loans under the Five-Year Credit Agreement are required to be repaid no later than December 2, 2004. We have agreed to pay a facility fee of 0.065 percent per annum on the aggregate commitment for the Five-Year Credit Agreement, subject to increase or decrease in the event of changes in our long-term debt ratings.

    Interest on borrowings under the Five-Year Credit Agreement would be determined, at our option, by (a) an auction bidding procedure; (b) the highest of the floating base rate of the agent bank, 0.5 percent above the average CD rate, or 0.5 percent above the Federal funds rate or (c) the average Eurocurrency rate of three reference banks plus 0.135 percent (applicable margin). The applicable margin over the Eurocurrency rate on the Five-Year Credit Agreement is subject to increase or decrease if our long-term debt ratings change.

    The commitments under the 364-Day Credit Agreement terminate on November 29, 2001. Annually, prior to the Agreement's anniversary date, we may request that the termination date of the 364-Day Credit Agreement be extended by 364 days. We have agreed to pay a facility fee of 0.055 percent per annum on the aggregate commitment for the 364-Day Credit Agreement.

    Interest on borrowings under the 364-Day Credit Agreement would be determined, at our option, by (a) an auction bidding procedure; (b) the highest of the floating base rate of the agent bank, 0.5 percent above the average CD rate, or 0.5 percent above the Federal funds rate or (c) the average Eurocurrency rate of three reference banks plus 0.145 percent (applicable margin).

NOTE 17 -- LEASE COMMITMENTS

    Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                              AT DECEMBER 31,
                                                                   2000
                                                              ---------------
2001........................................................      $  233
2002........................................................         191
2003........................................................         147
2004........................................................         108
2005........................................................          92
Thereafter..................................................         313
                                                                  ------
                                                                  $1,084
                                                                  ------
                                                                  ------

Rent expense was $306, $291 and $262 million in 2000, 1999 and 1998, respectively.

NOTE 18 -- FINANCIAL INSTRUMENTS

    As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and do not use leveraged derivative financial instruments.

    Interest rate swap agreements are used to manage interest rate risk by adjusting our ratio of fixed to floating interest rates payable on our outstanding debt. At December 31, 2000 and 1999, interest rate swap agreements effectively changed $1,600 and $850 million, respectively, of fixed rate debt at an average rate of 7.1 and 6.6 percent, respectively, to LIBOR and commercial paper based floating rate debt. Other interest rate swaps at December 31, 1999 effectively changed $250 million of LIBOR and commercial paper based floating rate swaps and debt to fixed rate swaps and debt with an average fixed rate of
6.3 percent. Our interest rate swaps mature through the year 2007.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, and foreign currency denominated receivables, payables, and firm commitments arising from international transactions. We attempt to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. We also use derivative financial instruments to hedge the impact of exchange rate movements on the translated U.S. dollar value of the net income for a number of foreign subsidiaries. Foreign currency forward and option agreements used to hedge net income are marked-to-market, with gains or losses recognized immediately in income. Our principal foreign currency exposures relate to the Belgian franc, the French franc, the German mark (collectively the Euro countries), the British pound, the Canadian dollar, and the U.S. dollar. At December 31, 2000, we held or had written foreign currency forward and option agreements maturing through 2001.

    Derivative financial instruments expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

    The values of our outstanding derivative financial instruments at December 31, 2000 and 1999 follows:

                                                           NOTIONAL
                                                           PRINCIPAL   CARRYING     FAIR
                                                            AMOUNT      VALUE     VALUE(1)
                                                            ------      -----     --------
DECEMBER 31, 2000
Interest rate swap agreements............................   $1,600       $ 16      $  68
Foreign currency exchange contracts......................    1,542         --          3

DECEMBER 31, 1999
Interest rate swap agreements............................   $1,100       $ (4)     $ (36)
Foreign currency exchange contracts......................    1,445          4          6

---------

(1) The fair value of financial instruments is based on quoted market prices or other valuation techniques, as appropriate.

    Other financial instruments that are not carried on the Consolidated Balance Sheet at amounts, which approximate fair values, are certain debt instruments. The carrying value of long-term debt and related current maturities (excluding capitalized leases of $30 and $36 million at December 31, 2000 and 1999, respectively) were $4,291 and $2,705 million and the fair values were $4,517 and $2,702 million at December 31, 2000 and 1999, respectively. The fair values are estimated based on the quoted market price for the issues (if traded) or based on current rates offered to us for debt of the same remaining maturity and characteristics.

NOTE 19 -- CAPITAL STOCK

    We are authorized to issue up to 2,000,000,000 shares of common stock, with a par value of one dollar. Common shareowners are entitled to receive such dividends as may be declared by the Board, are entitled to one vote per share, and are entitled, in the event of liquidation, to share ratably in all the assets of Honeywell which are available for distribution to the common shareowners. Common shareowners do not have preemptive or conversion rights. Shares of common stock issued and

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

outstanding or held in the treasury are not liable to further calls or assessments. There are no restrictions on us relative to dividends or the repurchase or redemption of common stock.

    On July 21, 2000, our Board authorized a share repurchase program to purchase up to 40 million shares of our common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. During 2000, we repurchased 4.3 million shares of our common stock for $166 million in connection with our share repurchase program. As a result of the pending merger with General Electric Company (See Note 4), Honeywell rescinded its share repurchase program effective October 21, 2000.

    We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. As of December 31, 2000, there was no preferred stock outstanding.

NOTE 20 -- OTHER NONOWNER CHANGES IN SHAREOWNERS' EQUITY

    Total nonowner changes in shareowners' equity are included in the Consolidated Statement of Shareowners' Equity. The components of Accumulated Other Nonowner Changes are as follows:

                                                                               AFTER-
                                                              PRETAX    TAX     TAX
                                                              ------    ---     ---
YEAR ENDED DECEMBER 31, 2000
Unrealized gains on securities available for sale...........  $   4    $  (1)  $   3
Reclassification adjustment for gains on securities
  available for sale included in net income.................     --       --      --
                                                              -----    -----   -----
Net unrealized gains arising during the year................      4       (1)      3
Foreign exchange translation adjustments....................   (377)      --    (377)
                                                              -----    -----   -----
                                                              $(373)   $  (1)  $(374)
                                                              -----    -----   -----
                                                              -----    -----   -----
YEAR ENDED DECEMBER 31, 1999
Unrealized gains on securities available for sale...........  $  --    $  --   $  --
Reclassification adjustment for gains on securities
  available for sale included in net income.................   (152)      60     (92)
                                                              -----    -----   -----
Net unrealized losses arising during the year...............   (152)      60     (92)
Foreign exchange translation adjustments....................   (126)      --    (126)
Minimum pension liability adjustment........................    (70)      27     (43)
                                                              -----    -----   -----
                                                              $(348)   $  87   $(261)
                                                              -----    -----   -----
                                                              -----    -----   -----
YEAR ENDED DECEMBER 31, 1998
Unrealized gains on securities available for sale...........  $ 149    $ (59)  $  90
Reclassification adjustment for gains on securities
  available for sale included in net income.................     --       --      --
                                                              -----    -----   -----
Net unrealized gains arising during the year................    149      (59)     90
Foreign exchange translation adjustments....................     34       --      34
Minimum pension liability adjustment........................    (16)       6     (10)
                                                              -----    -----   -----
                                                              $ 167    $ (53)  $ 114
                                                              -----    -----   -----
                                                              -----    -----   -----

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    The components of Accumulated Other Nonowner Changes are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Cumulative foreign exchange translation adjustment..........  $(672)  $(295)  $(169)
Unrealized holding gains on securities available for sale...      3      --      92
Minimum pension liability...................................    (60)    (60)    (17)
                                                              -----   -----   -----
                                                              $(729)  $(355)  $ (94)
                                                              -----   -----   -----
                                                              -----   -----   -----

NOTE 21 -- STOCK-BASED COMPENSATION PLANS

    We have stock plans available to grant incentive stock options, non-qualified stock options and stock appreciation rights to officers and employees.

    FIXED STOCK OPTIONS -- The exercise price, term and other conditions applicable to each option granted under the stock plans are generally determined by the Management Development and Compensation Committee of the Board. The options are granted at a price equal to the stock's fair market value on the date of grant. The options generally become exercisable over a three-year period and expire after ten years.

    The following table summarizes information about stock option activity for the three years ended December 31, 2000:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                               NUMBER OF    EXERCISE
                                                                OPTIONS      PRICE
                                                                -------      -----
Outstanding at December 31, 1997............................   59,962,780    $22.47
    Granted.................................................    9,819,362     34.33
    Exercised...............................................  (10,708,194)    20.28
    Lapsed or canceled......................................   (4,352,142)    26.33
                                                              -----------
Outstanding at December 31, 1998............................   54,721,806     25.66
    Granted.................................................   20,580,611     54.93
    Exercised...............................................  (16,956,945)    23.04
    Lapsed or canceled......................................   (2,304,969)    35.38
                                                              -----------
Outstanding at December 31, 1999............................   56,040,503     36.81
    Granted.................................................    4,506,804     45.68
    Exercised...............................................  (12,115,659)    23.22
    Lapsed or canceled......................................   (2,431,324)    52.87
                                                              -----------
Outstanding at December 31, 2000............................   46,000,324     40.36
                                                              -----------
                                                              -----------

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                ---------------------------------   ----------------------
                                                         WEIGHTED                 WEIGHTED
                                              WEIGHTED   AVERAGE                  AVERAGE
                                  NUMBER      AVERAGE    EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING   LIFE(1)     PRICE     EXERCISABLE    PRICE
------------------------        -----------   -------     -----     -----------    -----
$ 7.18 - $29.98...............  12,808,606      3.5       $19.64    11,513,126     $19.52
$30.41 - $39.93...............   9,591,295      7.1        36.64     7,970,175      36.71
$40.02 - $49.97...............  11,659,185      8.0        43.39     5,801,237      41.84
$50.13 - $66.73...............  11,941,238      8.9        62.63     1,713,808      61.62
                                ----------                          ----------
                                46,000,324      6.8        40.36    26,998,346      32.06
                                ----------                          ----------
                                ----------                          ----------

---------

(1) Average remaining contractual life in years.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

There were 30,927,704 and 33,530,799 options exercisable at weighted average exercise prices of $27.21 and $20.38 at December 31, 1999 and 1998, respectively. There were 3,627,101 shares available for future grants under the terms of our stock option plans at December 31, 2000.

    Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation,' (SFAS No. 123) requires that the cost of stock-based compensation be measured using a fair value based method. As permitted by SFAS No. 123, we elected to continue to account for stock-based compensation using the intrinsic value based method under Accounting Principles Board Opinion
No. 25, 'Accounting for Stock Issued to Employees.' Accordingly, no compensation cost has been recognized for our fixed stock option plans. The following table sets forth pro forma information, including related assumptions, as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

                                                              2000     1999    1998
                                                              ----     ----    ----
Weighted average fair value per share of options granted
  during the year(1).......................................  $18.21   $12.70   $9.24
Reduction of:
    Net income.............................................  $   75   $   65   $  48
    Earnings per share of common stock -- basic............  $  .09   $  .08   $ .06
    Earnings per share of common stock -- assuming
      dilution.............................................  $  .09   $  .08   $ .06
Assumptions:
    Historical dividend yield..............................     1.4%     1.3%    1.6%
    Historical volatility..................................    27.8%    24.6%   20.7%
    Risk-free rate of return...............................     6.4%     5.2%    5.3%
    Expected life (years)..................................     5.0      5.0     5.0

---------

(1) Estimated on date of grant using Black-Scholes option-pricing model.

    RESTRICTED STOCK UNITS -- Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSU's are issued to certain key employees as compensation and as incentives tied directly to the achievement of certain performance objectives.

    RSU's issued were 1,374,640, 1,175,127 and 942,143 in 2000, 1999 and 1998,
respectively. There were 2,449,749, 2,657,561 and 3,117,736 RSU's outstanding, with a weighted average grant date fair value per share of $47.33, $37.81 and $28.84 at December 31, 2000, 1999 and 1998, respectively.

    NON-EMPLOYEE DIRECTORS' PLAN -- We also have a Stock Plan for Non-Employee Directors (Directors' Plan) under which restricted shares and options are granted. Each new director receives a one-time grant of 3,000 shares of common stock, subject to certain restrictions. In addition, each director will be granted an option to purchase 2,000 shares of common stock each year on the date of the annual meeting of shareowners. We have set aside 450,000 shares for issuance under the Directors' Plan. Options generally become exercisable over a three-year period and expire after ten years.

    EMPLOYEE STOCK MATCH PLANS -- We sponsor employee savings plans under which we match, in the form of our common stock, certain eligible U.S. employee savings plan contributions. Shares issued under the stock match plans were 3.9,
2.6 and 3.4 million in 2000, 1999 and 1998, respectively, at a cost of $161, $142 and $139 million, respectively.

NOTE 22 -- COMMITMENTS AND CONTINGENCIES

    LITTON LITIGATION -- On March 13, 1990, Litton Systems, Inc. (Litton) filed a legal action against the former Honeywell in U.S. District Court, Central District of California, Los Angeles (the trial court) with claims that were subsequently split into two separate cases. One alleges patent infringement under

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. The former Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, the former Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

    Patent/Tort Case -- U.S. District Court Judge Mariana Pfaelzer presided over a three-month patent infringement and tortious interference trial in 1993. On August 31, 1993, a jury returned a verdict in favor of Litton, awarding damages against the former Honeywell in the amount of $1.2 billion on three claims. The former Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them all aside, ruling, among other things, that the Litton patent was invalid due to obviousness, unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by the former Honeywell's current process. It further ruled that Litton's state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, the former Honeywell should at least be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

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

    The liability issues were argued before the same three judge Federal Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision:

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

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

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

    Litton's request for a rehearing of the panel's decision by the full Federal Circuit court was denied and its appeal of the denial of an injunction was dismissed. The case was remanded to the trial court for further legal and perhaps factual review. The parties filed motions with the trial court to dispose of the remanded issues as matters of law, which were argued before the trial court on July 26, 1999. On September 23, 1999, the trial court issued dispositive rulings in the case, granting the former Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the patent claims on various grounds; granting the former Honeywell's Motion for Judgment as a Matter of Law on the state law claims on the grounds of insufficient evidence; and denying Litton's Motion for Partial Summary Judgment. The trial court entered a final judgment in Honeywell's favor on January 31, 2000, and Litton appealed that judgment to the U.S. Court of Appeals for the Federal Circuit.

    On February 5, 2001, a three judge panel of the Federal Circuit court affirmed the trial court's rulings granting the former Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the patent claims, agreeing that the former Honeywell did not infringe. On the state law claims, the panel vacated the jury's verdict in favor of Litton, reversed the trial court's grant of judgment as a matter of law for the former Honeywell, and remanded the case to the trial court for further proceedings under state law to resolve certain factual issues that it held should have been submitted to the jury. Litton may now attempt to seek review of this decision by the U.S. Supreme Court.

    When preparing for the patent/tort damages retrial that was scheduled for May 1997, Litton had submitted a revised damage study to the trial court, seeking damages as high as $1.9 billion. We do not expect that if Litton files an appeal to the U.S. Supreme Court it will ultimately succeed. We do not expect that in the absence of any patent infringement Litton will be able to prove any tortious conduct by the former Honeywell under state law that interfered with Litton's contracts or business prospects. We believe that it is reasonably possible that no damages will ultimately be awarded to Litton.

    Although it is not possible at this time to predict whether Litton will seek review by the U.S. Supreme Court and whether such an appeal would succeed, potential does remain for an adverse outcome which could be material to our financial position or results of operations. We believe however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the financial statements with respect to this contingent liability.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    Antitrust Case -- Preparations for, and conduct of, the trial in the antitrust case have generally followed the completion of comparable proceedings in the patent/tort case. The antitrust trial did not begin until November 20, 1995. Judge Pfaelzer also presided over the trial, but it was held before a different jury. At the close of evidence and before jury deliberations began, the trial court dismissed, for failure of proof, Litton's contentions that the former Honeywell had illegally monopolized and attempted to monopolize by:

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

    On January 27, 1999, the court vacated its prior mistrial ruling with respect to the attempt to monopolize claim and entered a treble damages judgment in the total amount of $750 million for actual and attempted monopolization. The former Honeywell filed appropriate post-judgment motions with the trial court and Litton filed motions seeking to add substantial attorney's fees and costs to the judgment. A hearing on the post-judgment motions was held before the trial court on May 20, 1999. On September 24, 1999, the trial court issued rulings denying the former Honeywell's Motion for Judgment as a Matter of Law and Motion for New Trial and Remittitur as they related to Litton Systems Inc., but

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

granting the former Honeywell's Motion for Judgment as a Matter of Law as it relates to Litton Systems, Canada, Limited. The net effect of these rulings was to reduce the existing judgment against the former Honeywell of $750 million to $660 million, plus attorney fees and costs of approximately $35 million. Both parties have appealed the judgment, as to both liability and damages, to the U.S. Court of Appeals for the Ninth Circuit. Execution of the trial court's judgment is stayed pending resolution of the former Honeywell's post-judgment motions and the disposition of any appeals filed by the parties.

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

    SHAREOWNER LITIGATION -- Honeywell and seven of its officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artifically inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

    In addition, Honeywell, seven of its officers and its Board have been named as defendants in a purported shareowner derivative action which was filed on November 27, 2000 in the United States District Court for the District of New Jersey (the Derivative Complaint). The Derivative Complaint alleges a single claim for breach of fiduciary duty based on nearly identical allegations to those set forth in the Securities Law Complaints.

    We believe that there is no factual or legal basis for the allegations in the Securities Law Complaints and the Derivative Complaint. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our financial position or results of operations. No provision has been made in our financial statements with respect to this contingent liability.

    ENVIRONMENTAL MATTERS -- In accordance with our accounting policy (see
Note 1), liabilities are recorded for environmental matters generally no later than the completion of feasibility studies. Although we do not currently possess sufficient information to reasonably estimate the amounts of the liabilities to be recorded upon future completion of studies, they may be significant to the consolidated results of operations, but we do not expect that they will have a material adverse effect on our consolidated financial position. The liabilities for environmental costs recorded in Accrued Liabilities and Other Liabilities at December 31, 2000 were $171 and $215 million, respectively, and at December 31, 1999 were $104 and $245 million, respectively.

    OTHER MATTERS -- We are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. With respect to all these other matters, including those relating to commercial transactions, government contracts, product

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

liability and non-environmental health and safety matters, while the ultimate results of these lawsuits, investigations and claims cannot be determined, we do not expect that these matters will have a material adverse effect on our consolidated results of operations or financial position.

    We have issued or are a party to various direct and indirect guarantees, bank letters of credit and customer guarantees. We do not expect that these guarantees will have a material adverse effect on our consolidated results of operations or financial position.

NOTE 23 -- PENSION AND OTHER POSTRETIREMENT BENEFITS

    We maintain pension plans covering the majority of our employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage. Pension benefits for substantially all U.S. employees are provided through non-contributory, defined benefit pension plans. Employees in foreign countries, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Our retiree medical plans cover U.S. and Canadian employees who retire with pension eligibility for hospital, professional and other medical services. Most of the U.S. retiree medical plans require deductibles and copayments and virtually all are integrated with Medicare. Retiree contributions are generally required based on coverage type, plan and Medicare eligibility. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our general assets.

    Net periodic pension and other postretirement benefit costs (income) include the following components:

                                                                 OTHER POSTRETIREMENT
                                         PENSION BENEFITS              BENEFITS
                                     -------------------------   ---------------------
                                      2000     1999      1998     2000    1999    1998
                                      ----     ----      ----     ----    ----    ----
Service cost.......................  $  193   $   229   $  233   $   23   $  32   $ 30
Interest cost......................     702       710      721      131     125    121
Assumed return on plan assets......  (1,151)   (1,062)    (951)      --      --     --
Amortization of transition asset...     (13)      (13)     (14)      --      --     --
Amortization of prior service
  cost (credit)....................      53        50       45      (18)    (18)   (18)
Recognition of actuarial (gains)
  losses...........................    (114)       10        3       (4)     (4)    (8)
Settlements and curtailments.......     (50)      (45)     (29)     (34)    (75)   (44)
                                     ------   -------   ------   ------   -----   ----
Benefit cost (income)..............  $ (380)  $  (121)  $    8   $   98   $  60   $ 81
                                     ------   -------   ------   ------   -----   ----
                                     ------   -------   ------   ------   -----   ----

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    The following table summarizes the balance sheet impact, including the benefit obligations, assets, funded status and actuarial assumptions associated with our significant pension and other postretirement benefit plans.

                                                                   OTHER POSTRETIREMENT
                                               PENSION BENEFITS          BENEFITS
                                               -----------------   ---------------------
                                                2000      1999       2000        1999
                                                ----      ----       ----        ----
Change in benefit obligation:
    Benefit obligation at beginning of
      year...................................  $ 9,938   $11,101    $ 1,708     $ 1,867
    Service cost.............................      193       229         23          32
    Interest cost............................      702       710        131         125
    Plan amendments..........................       41        29        (69)        (16)
    Actuarial (gains) losses.................      409    (1,223)       333        (114)
    Acquisitions.............................       72        95         --          --
    Benefits paid............................     (786)     (794)      (165)       (144)
    Settlements and curtailments.............      (77)     (128)        (9)        (42)
    Other....................................     (360)      (81)        --          --
                                               -------   -------    -------     -------
    Benefit obligation at end of year........   10,132     9,938      1,952       1,708
                                               -------   -------    -------     -------
Change in plan assets:
    Fair value of plan assets at beginning of
      year...................................   13,022    11,560         --          --
    Actual return on plan assets.............      233     2,232         --          --
    Company contributions....................       62       108         --          --
    Acquisitions.............................      102        57         --          --
    Settlements..............................       --       (80)        --          --
    Benefits paid............................     (786)     (794)        --          --
    Other....................................     (369)      (61)        --          --
                                               -------   -------    -------     -------
    Fair value of plan assets at end of
      year...................................   12,264    13,022         --          --
                                               -------   -------    -------     -------
Funded status of plans.......................    2,132     3,084     (1,952)     (1,708)
Unrecognized transition (asset)..............      (21)      (27)        --          --
Unrecognized net (gain) loss.................   (1,276)   (2,742)        89        (257)
Unrecognized prior service cost (credit).....      258       305       (170)       (145)
                                               -------   -------    -------     -------
Prepaid (accrued) benefit cost...............  $ 1,093   $   620    $(2,033)    $(2,110)
                                               -------   -------    -------     -------
                                               -------   -------    -------     -------
Actuarial assumptions at December 31:
    Discount rate............................     7.75%     8.00%      7.75%       8.00%
    Assumed rate of return on plan assets....    10.00%    10.00%        --          --
    Assumed annual rate of compensation
      increase...............................     4.00%     4.00%        --          --

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans with accumulated benefit obligations in excess of plan assets were $350, $310 and $44 million, respectively, as of December 31, 2000 and $608, $534 and $210 million, respectively, as of December 31, 1999.

    For measurement purposes, we assumed an annual health-care cost trend rate of 6 percent for 2001 and beyond. Assumed health-care cost trend rates have a significant effect on the amounts reported for our retiree health-care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             ONE-             ONE-
                                                         PERCENTAGE-      PERCENTAGE-
                                                        POINT INCREASE   POINT DECREASE
                                                        --------------   --------------
Effect on total of service and interest cost
  components..........................................      $   11           $  (10)
Effect on postretirement benefit obligation...........      $  130           $ (119)

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 24 -- SEGMENT FINANCIAL DATA

    Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information' (SFAS No. 131), establishes standards for reporting information about operating segments. The following information is provided in accordance with the requirements of SFAS No. 131 and is consistent with how business results are reported internally to management.

    We globally manage our business operations through strategic business units
(SBUs) offering products and services to the aerospace, automation and control, chemicals, and automotive industries. Based on similar economic and operational characteristics, our SBUs are aggregated into the following four reportable segments:

     Aerospace Solutions includes Engines & Systems (auxiliary power units; propulsion engines; environmental control systems; engine controls; and power generation systems); Aerospace Electronic Systems (flight safety communications, navigation, radar and surveillance systems; aircraft and airfield lighting; and advanced systems and instruments); Aerospace Services (repair and overhaul services; hardware; logistics; and management and technical services); and Aircraft Landing Systems (aircraft wheels and brakes).

     Automation & Control includes Home and Building Control (controls for heating, ventilating, humidification and air-conditioning equipment; energy-efficient lighting controls; home consumer products; security and fire alarm systems; home automation systems; and building management systems and services); and Industrial Control (systems for the automation and control of process operations; solid-state sensors for position, pressure, air flow, temperature and current; precision electromechanical switches; control products; advanced vision-based sensors; and fiber-optic components).

     Performance Materials includes Performance Polymers and Chemicals (fibers; plastic resins; specialty films; intermediate chemicals; fluorine-based products; pharmaceutical and agricultural chemicals; specialty waxes, adhesives and sealants; and process technology); and Electronic Materials (wafer fabrication materials and services; advanced circuits; and amorphous metals).

     Power & Transportation Products includes Transportation and Power Systems (turbochargers; charge-air coolers; portable power systems; air brake and anti-lock braking systems); the Consumer Products Group (car care products including anti-freeze, filters, spark plugs, cleaners, waxes and additives); and Friction Materials (friction material and related brake system components).

    The accounting policies of the segments are the same as those described in
Note 1. We evaluate segment performance based on segment profit, which excludes general corporate unallocated expenses, gains on sales of non-strategic businesses, equity income, other (income) expense, interest and other financial charges, merger, repositioning and other charges and other. We do not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Intersegment sales approximate market and are not significant. Reportable segment data were as follows:

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                          2000      1999      1998
                                                          ----      ----      ----
Net sales
    Aerospace Solutions................................  $ 9,988   $ 9,908   $ 9,890
    Automation & Control...............................    7,384     6,115     5,957
    Performance Materials..............................    4,055     4,007     4,169
    Power & Transportation Products....................    3,527     3,581     3,387
    Corporate..........................................       69       124       152
                                                         -------   -------   -------
                                                         $25,023   $23,735   $23,555
                                                         -------   -------   -------
                                                         -------   -------   -------
Depreciation and amortization
    Aerospace Solutions................................  $   328   $   291   $   304
    Automation & Control...............................      264       192       194
    Performance Materials..............................      244       214       212
    Power & Transportation Products....................      107       106       111
    Corporate..........................................       52        78        76
                                                         -------   -------   -------
                                                         $   995   $   881   $   897
                                                         -------   -------   -------
                                                         -------   -------   -------
Segment profit
    Aerospace Solutions................................  $ 2,195   $ 1,918   $ 1,587
    Automation & Control...............................      986       767       705
    Performance Materials..............................      334       439       634
    Power & Transportation Products....................      274       322       234
    Corporate..........................................     (160)     (175)     (248)
                                                         -------   -------   -------
                                                         $ 3,629   $ 3,271   $ 2,912
                                                         -------   -------   -------
                                                         -------   -------   -------
Capital expenditures
    Aerospace Solutions................................  $   225   $   270   $   287
    Automation & Control...............................      193       212       212
    Performance Materials..............................      261       282       308
    Power & Transportation Products....................      145       143       149
    Corporate..........................................       29        79        81
                                                         -------   -------   -------
                                                         $   853   $   986   $ 1,037
                                                         -------   -------   -------
                                                         -------   -------   -------

    A reconciliation of segment profit to consolidated income before taxes on income is as follows:

                                                          2000      1999      1998
                                                          ----      ----      ----
Segment profit.........................................  $ 3,629   $ 3,271   $ 2,912
Gain on sale of non-strategic businesses...............      112       106        --
Equity in income of affiliated companies...............       47       116       162
Other income...........................................       57        39         3
Interest and other financial charges...................     (481)     (265)     (275)
Merger, repositioning and other charges................     (966)   (1,287)      (54)
Other(1)...............................................       --       268        24
                                                         -------   -------   -------
Income before taxes on income..........................  $ 2,398   $ 2,248   $ 2,772
                                                         -------   -------   -------
                                                         -------   -------   -------

---------

(1) Other represents the gain on our disposition of our investment in AMP common stock in 1999 and litigation settlements in 1998.

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 25 -- GEOGRAPHIC AREAS -- FINANCIAL DATA

                                              UNITED                 OTHER
                                              STATES    EUROPE   INTERNATIONAL    TOTAL
                                              ------    ------   -------------    -----
Net sales(1).........................  2000   $18,007   $4,313      $2,703       $25,023
                                       1999    16,913    4,608       2,214        23,735
                                       1998    17,082    4,510       1,963        23,555
Long-lived assets(2).................  2000     8,994    1,617         517        11,128
                                       1999     7,837    1,840         613        10,290
                                       1998     7,346    1,944         675         9,965

---------

(1) Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $3,194, $3,715 and $3,824 million in 2000, 1999 and 1998, respectively. Our sales are not materially dependent on a single customer or a small group of customers.

(2) Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

NOTE 26 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                              2000                                            1999
                    ---------------------------------------------------------   --------------------------------
                    MAR. 31   JUNE 30       SEPT. 30       DEC. 31     YEAR     MAR. 31   JUNE 30       SEPT. 30
                    -------   -------       --------       -------     ----     -------   -------       --------
Net sales.........  $6,044    $6,309         $6,216        $6,454     $25,023   $5,582    $5,958         $6,036
Gross profit......   1,594     1,638(1)       1,371(3)(4)   1,330(5)    5,933    1,390     1,333(6)       1,462(8)
Net income........     506       617(1)(2)      282(3)(4)     254(5)    1,659      440       540(6)(7)      554(8)(9)
Earnings per
 share -- basic...     .64       .77            .35           .32        2.07      .55       .68            .70
Earnings per
 share -- assuming
 dilution.........     .63       .76(1)(2)      .35(3)(4)     .31(5)     2.05      .55       .67(6)(7)      .68(8)(9)
Dividends
 paid(12).........   .1875     .1875          .1875         .1875         .75      .17       .17            .17
Market price(13)..
   High...........   60.50     59.13          41.75         55.69       60.50    50.94     68.63          67.56
   Low............   40.31     32.13          33.25         33.38       32.13    37.81     49.25          57.50

                              1999
                    ------------------------
                     DEC. 31          YEAR
                     -------          ----
Net sales.........   $6,159          $23,735
Gross profit......    1,055(10)        5,240
Net income........        7(10)(11)    1,541
Earnings per
 share -- basic...      .01             1.95
Earnings per
 share -- assuming
 dilution.........      .01(10)(11)     1.90
Dividends
 paid(12).........      .17              .68
Market price(13)..
   High...........    63.75            68.63
   Low............    52.38            37.81

---------

 (1) Includes $96 million, after-tax $59 million, or $0.08 per share for repositioning charges. See Note 5 of Notes to Financial Statements for further information.

 (2) Includes an after-tax gain of $71 million, or $0.09 per share on the sale of the TCAS product line of the former Honeywell. See Note 6 of Notes to Financial Statements for further information.

 (3) Gross profit includes a $116 million charge for repositioning and other charges. Gross profit does not include an equity charge of $99 million for closing an affiliate's operations. The total charge is $215 million, after-tax $133 million, or $0.16 per share. See Note 5 of Notes to Financial Statements for further information.

 (4) Includes an impairment charge of $245 million, after-tax $198 million, $0.25 per share related to long-lived assets of our Friction Materials business. See Note 5 of Notes to Financial Statements for further information.

 (5) Gross profit includes a $373 million charge for asset impairment, environmental and other charges. Gross profit does not include an equity charge of $37 million related to an equity investee's customer claims. The total charge is $410 million, after-tax $315 million, or $0.39 per share. See Note 5 of Notes to Financial Statements for further information.

                                              (footnotes continued on next page)

                          HONEYWELL INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

(footnotes continued from previous page)

 (6) Gross profit includes a $222 million charge for repositioning and other charges. Gross profit does not include an equity charge of $36 million related to the writedown of an equity investment. The total charge is $258 million, after-tax $156 million, or $0.19 per share. See Note 5 of Notes to Financial Statements for further information.

 (7) Includes an after-tax gain of $161 million, or $0.20 per share on the disposition of our investment in AMP common stock. See Note 7 of Notes to Financial Statements for further information.

 (8) Gross profit includes a $103 million charge for repositioning and other charges. Gross profit does not include an equity charge of $4 million related to an equity investee's severance actions. The total charge is $107 million, after-tax $65 million, or $0.08 per share. See Note 5 of Notes to Financial Statements for further information.

 (9) Includes an after-tax gain of $59 million, or $0.07 per share on the sale of our Laminate Systems business. See Note 6 of Notes to Financial Statements for further information.

(10) Includes $622 million, after-tax $395 million, or $0.49 per share for repositioning and other charges. See Note 5 of Notes to Financial Statements for further information.

(11) Includes $300 million, after-tax $228 million, or $0.28 per share for repositioning and other charges. See Note 5 of Notes to Financial Statements for further information.

(12) Represents the historical dividends of AlliedSignal up to December 1, 1999 and of Honeywell subsequent to that date.

(13) Represents the historical market price of AlliedSignal up to December 1, 1999, and of Honeywell subsequent to that date. From composite tape-stock is primarily traded on the New York Stock Exchange.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
HONEYWELL INTERNATIONAL INC.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under
Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Honeywell Inc., a wholly-owned subsidiary, which statements reflect total sales of $8,426.7 million for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it related to the amounts included for Honeywell Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 9, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareowners of Honeywell Inc.:

    We have audited the statements of financial position of Honeywell Inc. and subsidiaries as of December 31, 1998, and the related statements of income, shareowners' equity, and cash flows for the year then ended (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Honeywell Inc. and subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 10, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   Not Applicable

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the directors and executive officers of Honeywell International Inc. is set forth below:

          NAME, AGE,
          DATE FIRST
  ELECTED A DIRECTOR/OFFICER                        BUSINESS EXPERIENCE
  --------------------------    ------------------------------------------------------------
DIRECTORS:
Michael R. Bonsignore (a), 59   Chairman of the Board and Chief Executive Officer since
             1999                 April 2000. Chief Executive Officer from December 1999
                                  through March 2000. Chairman of the Board and Chief
                                  Executive Officer of Honeywell Inc. from April 1993
                                  through November 1999. Mr. Bonsignore is also a director
                                  of Medtronic, Inc. He was a director of Honeywell Inc.
                                  from November 1990 to December 1999.

Hans W. Becherer, 65            Formerly Chairman and Chief Executive Officer of Deere &
             1991                 Company (manufacturer of mobile power machinery and
                                  supplier of financial services) from 1990 to 2000.
                                  Mr. Becherer is also a director of J.P. Morgan Chase & Co.
                                  and Schering-Plough Corporation.

Gordon M. Bethune, 59           Chairman of the Board and Chief Executive Officer of
             1999                 Continental Airlines, Inc. (international commercial
                                  airline company) since 1996. President and Chief Executive
                                  Officer of Continental Airlines, Inc. from November 1994
                                  to 1996. He was a director of Honeywell Inc. from
                                  April 1999 to December 1999.

Marshall N. Carter, 60          Senior Fellow at the Center for Business and Government,
             1999                 John F. Kennedy School of Government, Harvard University,
                                  since January 2001. Chairman and Chief Executive Officer
                                  of State Street Corporation (provider of services to
                                  institutional investors worldwide) from 1993 to 2000.

Jaime Chico Pardo, 51           Vice Chairman and Chief Executive Officer of Telefonos
             1999                 de Mexico, S.A. de C.V. (TELMEX) (a telecommunications
                                  company based in Mexico City) since 1995. Mr. Chico Pardo
                                  is also Vice-Chairman of Carso Global Telecom and a
                                  director of America Movil, Grupo Carso, Grupo Financiero
                                  Inbursa and Prodigy Communications Corp. He was a director of Honeywell Inc. from September 1998 to December 1999.

Ann M. Fudge, 49                President, Kraft's Beverages, Desserts & Post Divisions and
             1993                 Group Vice President, Kraft Foods, Inc. (packaged foods)
                                  from 2000 to February 2001. President of Kraft General
                                  Foods' Maxwell House Coffee Company from 1994 to 2000.
                                  Ms. Fudge is a director of General Electric Company and
                                  the Federal Reserve Bank of New York.

--------------
(a) Also an officer.

          NAME, AGE,
          DATE FIRST
  ELECTED A DIRECTOR/OFFICER                        BUSINESS EXPERIENCE
  --------------------------    ------------------------------------------------------------
James J. Howard, 65             Chairman of the Board of Xcel Energy Inc. (formerly known as
             1999                 Northern States Power Company, an energy company) since
                                  August 2000. Chairman of the Board, President and Chief
                                  Executive Officer of Northern States Power Company from
                                  1994 to 2000. Mr. Howard is also a director of Ecolab,
                                  Inc., the Federal Reserve Bank of Minneapolis and Walgreen
                                  Company. He was a director of Honeywell Inc. from
                                  July 1990 to December 1999.

Bruce Karatz, 55                Chairman of the Board, President and Chief Executive Officer
             1999                 of KB Home (an international residential and commercial
                                  builder) since 1993. Mr. Karatz is also a director of the
                                  Kroger Co. and National Golf Properties, Inc. He was a
                                  director of Honeywell Inc. from July 1992 to
                                  December 1999.

Robert P. Luciano, 67           Chairman Emeritus of Schering-Plough Corporation (a
             1989                 manufacturer and marketer of pharmaceuticals and consumer
                                  products) since October 1999. Chairman of the Board of
                                  Schering-Plough Corporation from 1984 to October 1998.
                                  Mr. Luciano is a director of C.R. Bard, Inc., Merrill
                                  Lynch & Co. and Schering-Plough Corporation.

Russell E. Palmer, 66           Chairman and Chief Executive Officer of the Palmer Group (a
             1987                 private investment firm) since 1990. Mr. Palmer is a
                                  director of Federal Home Loan Mortgage Corporation, The
                                  May Department Stores Company, Safeguard Scientifics, Inc.
                                  and Verizon Communications.

Ivan G. Seidenberg, 54          President and Co-Chief Executive Officer of Verizon
             1995                 Communications (telecommunications and information
                                  services provider) since June 2000 when Bell Atlantic
                                  Corporation and GTE Corporation merged and Verizon
                                  Communications was created. Chairman and Chief Executive
                                  Officer of Bell Atlantic Corporation from 1999 to June
                                  2000. Vice Chairman, President and Chief Executive Officer
                                  since June 1998, and Vice Chairman, President and Chief
                                  Operating Officer following the merger of NYNEX
                                  Corporation and Bell Atlantic in 1997. Chairman and Chief
                                  Executive Officer of NYNEX Corporation from 1995 to 1997.
                                  Mr. Seidenberg is also a director of American Home
                                  Products Corporation, Boston Properties, Inc., CVS
                                  Corporation and Viacom Inc.

John R. Stafford, 63            Chairman, President and Chief Executive Officer of American
             1993                 Home Products Corporation (a manufacturer of
                                  pharmaceutical, health care, animal health and
                                  agricultural products) since 1986. Mr. Stafford is also a
                                  director of Deere & Company, J.P. Morgan Chase & Co. and
                                  Verizon Communications.

Michael W. Wright, 62           Chairman of the Board, President and Chief Executive
             1999                 Officer, SUPERVALUE Inc. (a major food distributor and
                                  retailer) since 1982. Mr. Wright is also a director of
                                  Cargill, Inc. and Wells Fargo and Company. He was a
                                  director of Honeywell Inc. from April 1987 to
                                  December 1999.

          NAME, AGE,
          DATE FIRST
  ELECTED A DIRECTOR/OFFICER                        BUSINESS EXPERIENCE
  --------------------------    ------------------------------------------------------------
EXECUTIVE OFFICERS:
Giannantonio Ferrari, 61        Chief Operating Officer and Executive Vice President,
             1999                 Performance Products and Solutions, since December 1999.
                                  President and Chief Operating Officer of Honeywell Inc.
                                  from April 1997 to November 1999. President, Honeywell
                                  Europe S.A. from January 1992 to March 1997. Mr. Ferrari
                                  is a citizen of Italy.

Robert D. Johnson, 53           Chief Operating Officer and Executive Vice President,
             1998                 Aerospace Businesses, since December 1999. President and
                                  Chief Executive Officer of AlliedSignal Aerospace from
                                  April 1999 to November 1999. President -- Aerospace
                                  Marketing, Sales and Service from January 1999 to March
                                  1999. President -- Electronic & Avionics Systems from
                                  October 1997 to December 1998. Vice President and General
                                  Manager, Aerospace Services from 1994 to 1997.

Barry C. Johnson, 57            Senior Vice President, Chief Technology Officer since
             2000                 July 2000. Corporate Vice President of Motorola Inc. and
                                  Chief Technology Officer of Motorola's Semiconductor
                                  Product Sector from September 1998 to June 2000. Vice
                                  President and Director, Global New Product and Technology
                                  Operations of Motorola Inc. from May 1997 to August 1998.
                                  Vice President and Director, Manufacturing Technology
                                  Development of Motorola Inc. from July 1994 to
                                  April 1997.

Peter M. Kreindler, 55          Senior Vice President and General Counsel since March 1992.
             1992                 Secretary from December 1994 through November 1999.

James T. Porter, 49             Senior Vice President and Chief Administrative Officer since
             1999                 October 2000. Senior Vice President -- Information and
                                  Business Services from December 1999 to September 2000.
                                  Vice President and Chief Administrative Officer of
                                  Honeywell Inc. from January 1998 through November 1999.
                                  Corporate Vice President, Human Resources of Honeywell
                                  Inc. from May 1993 to December 1997.

Richard F. Wallman, 49          Senior Vice President and Chief Financial Officer since
             1995                 March 1995. Vice President and Controller of International
                                  Business Machines Corp. from April 1994 to February 1995.

    The executive officers of Honeywell, listed above, are elected annually. There are no family relationships among them.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The rules of the Securities and Exchange Commission require that we disclose late filings of reports of stock ownership (and changes in stock ownership) by our directors and executive officers. To the best of Honeywell's knowledge, all of the filings for our executive officers and directors were made on a timely basis in 2000 except that the sale of 33,422 shares by Donald Redlinger, a former executive officer, was reported two weeks after the filing deadline.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table provides a summary of cash and non-cash compensation with respect to Honeywell's Chief Executive Officer and the other four most highly compensated officers of Honeywell.

                                      ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                      -------------------                          ----------------------
                                                                          AWARDS                           PAYOUTS
                                                                          ------                           -------
     NAME AND PRINCIPAL                                           RESTRICTED        OPTIONS       LTIP          ALL OTHER
          POSITION            YEAR  SALARY($)     BONUS($)    STOCK UNITS($)(1)    (SHARES)    PAYOUTS($)    COMPENSATION(2)
          --------            ----  ---------     --------    -----------------    --------    ----------    ---------------
Michael R. Bonsignore(3)      2000  $1,500,000   $  975,000         --                --           --           $  356,551
 Chairman of the Board        1999   1,087,817    2,000,000      $22,781,250       1,781,249   $2,565,000        1,039,122
 and Chief Executive Officer

Giannantonio Ferrari(4)       2000     628,387      325,000         --                --           --              338,669
 Chief Operating Officer and  1999     536,896      775,000        2,039,375         612,251    1,282,500          272,915
 Executive Vice President

Robert D. Johnson             2000     550,000      400,000         --                --        1,187,840(5)        58,913
 Chief Operating Officer and  1999     370,833      625,000        1,882,500         400,000       --               36,469
 Executive Vice President     1998     267,917      300,000         --               190,000       --               31,505

Peter M. Kreindler            2000     480,000      275,000         --               250,000       --              209,625
 Sr. Vice President and       1999     462,500      640,000        1,098,125         333,000       --              386,986
 General Counsel              1998     445,000      550,000         --                --           --              105,705

Richard F. Wallman            2000     480,000      235,000         --               437,500       --              211,042
 Sr. Vice President and       1999     455,833      590,000        1,098,125         333,000       --              352,478
 Chief Financial Officer      1998     410,000      500,000         --                --           --               79,136

---------

(1) The total number of units held and their value as of December 31, 2000 were as follows: Mr. Bonsignore, 375,000 ($17,742,188); Mr. Ferrari, 32,500
    ($1,537,656); Mr. Johnson, 30,000 ($1,419,375); Mr. Kreindler, 17,500
    ($827,969); Mr. Wallman, 17,500 ($827,969). Common stock dividend equivalents are payable on each unit. Restricted units will vest in increments of one-third each on April 1, 2001, 2002 and 2003 if Honeywell achieves specified operating margin targets.

(2) Amounts shown for 2000 consists of matching contributions made by Honeywell under the Savings Plan and Supplemental Savings Plan: for Mr. Bonsignore, $171,705; Mr. Johnson, $30,475; Mr. Kreindler, $38,269; and Mr. Wallman, $19,195; the value of life insurance premiums: for Mr. Bonsignore, $98,447; Mr. Johnson, $28,200; Mr. Kreindler, $21,300; above-market interest earned on deferred compensation: for Mr. Bonsignore, $22,589; Mr. Johnson, $238; Mr. Kreindler, $150,056; and Mr. Wallman, $191,847; the value of perquisites for Mr. Bonsignore, $63,810 which includes a $38,000 cash flexible perquisite payment and $22,730 for the value of personal use of company provided aircraft; and relocation allowances in connection with foreign assignments for Mr. Ferrari, $338,669.

(3) Mr. Bonsignore became an executive officer on December 1, 1999.

(4) Mr. Ferrari became an executive officer on December 1, 1999.

(5) Payment made in 2000 from the Long Term Performance Plan for Key Executives for the 1998 and 1999 performance period. The plan was discontinued at the time of the merger of AlliedSignal and the former Honeywell.

OPTION GRANTS IN LAST FISCAL YEAR

    The stock options included in the following table were all granted with an exercise price equal to 100 percent of the fair market value of the common stock on the date of grant.

                                       NUMBER OF     % OF TOTAL
                                       SECURITIES     OPTIONS
                                       UNDERLYING    GRANTED TO     EXERCISE                  GRANT DATE
                                        OPTIONS     EMPLOYEES IN      PRICE      EXPIRATION    PRESENT
                NAME                   GRANTED(#)   FISCAL YEAR      ($/SH)         DATE       VALUE(1)
                ----                   ----------   -----------      ------         ----       --------
M. R. Bonsignore.....................     --          --              --            --            --
G. Ferrari...........................     --          --              --            --            --
R. D. Johnson........................     --          --              --            --            --
P. M. Kreindler......................    250,000(2)      6%         $47.8500      03/23/10    $4,510,335
R. F. Wallman........................    437,500(2)     10%          47.8500      03/23/10     7,893,086

---------

(1) Options are valued using a Black-Scholes option pricing model which assumes a historic five-year average volatility of 32.25 percent, the average dividend yield for the three years ended December 31, 2000 (1.43 percent), a
    6.5 percent risk-free rate of return (based on the average zero coupon five-year U.S. Treasury note yield for the month of grant), and an expected option life of 5.0 years based on past experience. No adjustments are made for non-transferability or risk of forfeiture. Options will have no actual value unless, and then only to the extent that, the common stock price appreciates from the grant date to the exercise date. If the grant date present values are realized, total shareowner value will have appreciated by approximately $14.6 billion, and the value of the granted options reflected in the table will be less than 0.09 percent of the total shareowner appreciation.

(2) Vests 40 percent on January 1, 2001 and 30 percent on each of January 1, 2002 and 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                             SHARES                      OPTIONS AT YEAR-END(#)            AT YEAR-END($)
                           ACQUIRED ON      VALUE      ---------------------------   ---------------------------
          NAME             EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             -----------   -----------   -----------   -------------   -----------   -------------
M. R. Bonsignore.........    286,326     $10,445,920    1,490,986      1,100,000     $11,075,709       --
G. Ferrari...............    253,834       3,836,353       38,626        433,000         --            --
R. D. Johnson............    100,000       1,722,335       --            502,000         --         $  973,635
P. M. Kreindler..........    540,000      15,244,247       40,000        723,000         236,100     4,312,800
R. F. Wallman............    550,000      15,657,340       89,000        895,500       1,313,733     3,982,913

EMPLOYMENT AND TERMINATION ARRANGEMENTS

    Mr. Bonsignore's employment agreement provides for his employment as Chairman and Chief Executive Officer through December 31, 2004. During the term of the agreement, Mr. Bonsignore will have an annual salary of at least $1,500,000 and will have an annual target bonus equal to 100 percent of base salary. If his employment is terminated without good cause, he will be entitled to a severance payment of three times his annual salary and bonus.

    When Mr. Ferrari became President of Honeywell Europe in 1992, he entered into an employment agreement with Honeywell Europe that provided for certain salary and benefits in accordance with Belgian law. Mr. Ferrari's current position is considered to be an international assignment under his Belgian employment contract; therefore, the contract remains in effect until his retirement from Honeywell. As an executive of Honeywell Inc., Mr. Ferrari was also a party to a change of control agreement, which remains in effect until September 2002. Under this agreement, he is entitled to a lump sum payment of three times his salary and target incentive bonus if either his employment is terminated (other than for cause) or his duties are diminished.

    Under the Severance Plan for Senior Executives, the current executive officers named in the Summary Compensation Table (other than Messrs. Bonsignore and Ferrari) would be entitled to payments equivalent to base salary and annual incentive bonus (and continuation of certain benefits, such as group life and medical insurance coverage) for a period of 36 months if their employment is terminated other than for 'gross cause' (which includes fraud and criminal conduct). The payments would be made in a lump sum following a change in control. The Severance Plan provides for an additional payment sufficient to eliminate the effect of any applicable excise tax on severance payments in excess of an amount determined under Section 280G of the Internal Revenue Code. Payments subject to the excise tax would not be deductible by Honeywell.

RETIREMENT BENEFITS

    The following table illustrates the estimated annual pension benefits which would be provided on retirement at age 65 under Honeywell's retirement program and an unfunded supplemental retirement plan, after applicable deductions for Social Security benefits, to salaried employees having specified average annual remuneration and years of service.

                                                  PENSION TABLE
                                                  -------------
  AVERAGE                                   YEARS OF CREDITED SERVICE
   ANNUAL      ------------------------------------------------------------------------------------
REMUNERATION      5          10          15           20        25 - 30         35           40
------------      -          --          --           --        -------         --           --
 $  600,000    $ 48,995   $108,995   $  168,995   $  228,995   $  288,995   $  310,372   $  354,710
    800,000      68,995    148,995      228,995      308,995      388,995      415,372      474,710
  1,000,000      88,995    188,995      288,995      388,995      488,995      520,372      594,710
  1,200,000     108,995    228,995      348,995      468,995      588,995      625,372      714,710
  2,000,000     188,995    388,995      588,995      788,995      988,995    1,045,372    1,194,710
  3,000,000     288,995    588,995      888,995    1,188,995    1,488,995    1,570,372    1,794,710
  4,000,000     388,995    788,995    1,188,995    1,588,995    1,988,995    2,095,372    2,394,710

    The benefit amounts shown in the Pension Table are computed on a straight life annuity basis. At January 1, 2001, the following individuals had the indicated number of years of credited service for pension purposes: Mr. Bonsignore, 31; Mr. Johnson, 6; Mr. Kreindler, 9; and Mr. Wallman, 5. Mr. Ferrari has 40 years of service, but is covered under a separate Belgian pension arrangement described below.

    The amounts in the Salary and Bonus columns of the Summary Compensation Table would be included in computing remuneration for pension purposes as well as any payroll based reward and recognition awards. Average annual remuneration under the Pension Plan is calculated based on the highest paid 60 consecutive months of an employee's last 120 months of employment.

    Under his employment agreement, Mr. Bonsignore is entitled to receive during his lifetime, commencing on retirement, Honeywell facilities and services comparable to those provided prior to his retirement, and a retirement benefit equivalent to 60 percent of final average compensation (based on his highest three years of salary and bonus) payable annually for life. Benefits under his agreement will be reduced by any retirement benefits payable under Honeywell's retirement and supplemental retirement plans.

    Mr. Ferrari is covered by the Belgian pension arrangement, which provides a benefit of 55 percent of final average compensation after 30 years of service, through a combination of the plan and equivalent pension plans in other countries. This arrangement also provides for an additional benefit of 15 percent of final average compensation which is funded by contributions from Mr. Ferrari.

DIRECTOR COMPENSATION

    Directors who are employees of Honeywell receive no compensation for service on the Board. Each non-employee director receives an annual Board retainer of $65,000, of which $20,000 is automatically credited to the director's account in the Deferred Compensation Plan for Non-Employee Directors in the form of common stock equivalents (which are only payable after termination of Board service). They also receive a fee of $2,000 for Board meetings attended on any day (ten during 2000), an annual retainer of $7,000 for each Board Committee served, and an additional Committee Chair retainer of $5,000 for the Audit and Management Development and Compensation Committees and $3,000 for all other Board Committees. While no fees are generally paid for attending Committee meetings, a $1,000 fee is paid for attendance at a Committee meeting, or other extraordinary meeting related to Board business which occurs apart from a Board meeting. Non-employee directors are also provided with $350,000 in business travel accident insurance and are eligible to elect $100,000 in term life insurance and medical and dental coverage for themselves and their eligible dependents.

    Directors may elect to defer, until a specified calendar year or retirement from the Board, all or any portion of their annual retainers and fees that are not automatically deferred and to have such compensation credited to their account in the Deferred Compensation Plan. Amounts credited either accrue interest (11 percent for 2001) or are valued as if invested in common stock equivalents or one of the other funds available to participants in our savings plan. Amounts deferred in a common stock account earn amounts equivalent to dividends. Upon a change of control, a director will be entitled to a lump-sum payment of all deferred amounts.

    Under the Stock Plan for Non-Employee Directors, each new director receives a one-time grant of 3,000 shares of common stock, which are subject to transfer restrictions until the director's service terminates with the consent of a majority of the Board, provided termination occurs at or after 65. During the restricted period, the director is entitled to one-fifth of the shares granted for each year of service (up to five). However, the shares will be forfeited if the director's service terminates (other than for death or disability) prior to the end of the restricted period. The Plan also provides for an annual grant to each director of options to purchase 2,000 shares of common stock at 100 percent of the fair market value on the date of grant. Option grants vest in cumulative installments of 40 percent on April 1 of the year following the grant date and an additional 30 percent on April 1 of each of the next two years.

MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE

    The primary functions of the Management Development and Compensation Committee of the Board of Directors are to review and recommend the compensation arrangements for officers; approve compensation arrangements for other senior level employees; consider matters related to management development and succession and recommend individuals for election as officers; and review or take such other action as may be required in connection with the bonus, stock and other benefit plans of Honeywell and its subsidiaries. The members of the Committee are: Robert P. Luciano (Chair), Hans W. Becherer, Gordon M. Bethune, Bruce Karatz, Ivan G. Seidenberg and John R. Stafford.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    As of December 31, 2000, State Street Bank and Trust Company, 225 Franklin Street, Boston, Massachusetts, 02101 held 69,227,941 shares or approximately 8.6 percent of the outstanding common stock as trustee of certain of Honeywell's savings plans. Under the terms of the plans, State Street is required to vote shares attributable to any participant in accordance with instructions received from the participant and to vote all shares for which it does not receive instructions in the same ratio as the shares for which instructions were received. State Street disclaims beneficial ownership of the shares referred to above. State Street also held 15,430,034 shares, or approximately 1.9 percent of the outstanding common stock in various other fiduciary capacities.

    As of December 31, 2000, AXA or its affiliates, including the Mutuelles AXA, AXA Financial, Inc., Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States beneficially owned 42,369,312 shares of common stock (including 379,000 shares of common stock issuable upon exercise of options), representing approximately 5.2 percent of the outstanding common stock. The address of AXA is 25, Avenue Matignon, 75008 Paris, France, and the address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

    In general, 'beneficial ownership' includes those shares a director or executive officer has the power to vote or transfer, and stock options that are exercisable currently or within 60 days. On December 31, 2000, the directors and executive officers of Honeywell beneficially owned, in the aggregate, 2,968,499 shares of common stock which are included in the table below. Directors and executive officers also have interests in stock-based units under Honeywell's plans. While these units may not be voted or transferred, we have included them in the table below as they represent the total economic interest of the directors and executive officers in Honeywell stock.

                                                           NUMBER OF
                         NAME                           SHARES(1)(2)(3)
                         ----                           ---------------
Hans W. Becherer......................................        30,276
Gordon M. Bethune.....................................         3,436
Michael R. Bonsignore.................................     1,696,942
Marshall N. Carter....................................        22,247
Jaime Chico Pardo.....................................         5,279
Giannantonio Ferrari..................................       234,379
Ann M. Fudge..........................................        18,021
James J. Howard.......................................         9,174
Robert D. Johnson.....................................       131,199
Bruce Karatz..........................................        11,680
Peter M. Kreindler....................................       263,569
Robert M. Luciano.....................................        23,161
Russell E. Palmer.....................................        17,904
Ivan G. Seidenberg....................................        19,486
John R. Stafford......................................        25,894
Richard F. Wallman....................................       437,892
Michael W. Wright.....................................         7,696

---------

(1) The total beneficial ownership for any individual is less than 0.5 percent, and the total for the group is less than 0.9 percent, of the shares of common stock outstanding.

(2) Includes the following number of shares or share-equivalents in deferred accounts, as to which no voting or investment power exists: Mr. Becherer, 14,076; Mr. Bethune, 436; Mr. Bonsignore, 2,476; Mr. Carter, 3,447;
    Mr. Chico Pardo, 2,279; Ms. Fudge, 1,821; Mr. Howard, 1,338; Mr. Johnson, 515; Mr. Karatz, 2,289; Mr. Kreindler, 21,449; Mr. Luciano, 4,961;
    Mr. Palmer, 4,704; Mr. Seidenberg, 8,286; Mr. Stafford, 9,694; Mr. Wallman, 71,445; Mr. Wright, 2,446; and all directors and executive officers as a group, 152,175.

(3) Includes shares which the following have the right to acquire within 60 days through the exercise of vested stock options: Mr. Becherer, 10,200;
    Mr. Bonsignore, 1,490,986; Mr. Carter, 800; Mr. Ferrari, 168,626;
    Ms. Fudge, 10,200; Mr. Johnson, 120,000; Mr. Kreindler, 240,000;
    Mr. Luciano, 10,200; Mr. Palmer, 6,200; Mr. Seidenberg, 8,200;
    Mr. Stafford, 10,200; Mr. Wallman, 364,000; and all directors and executive officers as a group, 2,599,612.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with certain tax planning, we secured supplemental retirement payments for three executives by funding them through an escrow arrangement. The amounts funded through an escrow arrangement in 2000 were $4,000,000 for Mr. Bonsignore, $2,100,000 for Mr. Wallman, and $1,400,000 for Dr. Barry C. Johnson. By securing the payments, the executive's tax liability was accelerated. We loaned each executive an amount equal to the related withholding tax obligation. We will also loan each executive additional amounts as necessary to cover the balance of taxes related to securing the payments.

    The loans bear interest at 5.53 percent compounded semiannually and are due December 31, 2004. On December 31, 2000, the amount of loans outstanding totaled $2,977,590, of which $1,635,200 was loaned to Mr. Bonsignore, $765,450 to Mr. Wallman and $576,940 to Dr. Johnson.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1.) All Financial Statements:
        The following items are included in 'Item 8.
          Financial Statements and Supplementary Data' in
          Part II of this report:
            Consolidated Statement of Income for the years
              ended December 31, 2000, 1999 and 1998
            Consolidated Balance Sheet at December 31, 2000
              and 1999
            Consolidated Statement of Cash Flows for the
              years ended December 31, 2000, 1999 and 1998
            Consolidated Statement of Shareowners' Equity
              for the years ended December 31, 2000, 1999
              and 1998
            Notes to Financial Statements
            Report of Independent Accountants

(a)(2.) Consolidated Financial Statement Schedules
    The two financial statement schedules applicable to us have been omitted because of the absence of the conditions under which they are required.

(a)(3.) Exhibits
    See the Exhibit Index to this Form 10-K Annual Report. The following exhibits listed on the Exhibit Index are filed with this Form 10-K Annual
Report:

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
   10.6                    Supplemental Non-Qualified Savings Plan for Highly
                             Compensated Employees of Honeywell International Inc. and
                             its Subsidiaries, as amended and restated
   10.7                    AlliedSignal Inc. Severance Plan for Senior Executives, as
                             amended and restated
   10.8                    Salary Deferral Plan for Selected Employees of Honeywell
                             International Inc. and its Affiliates, as amended and
                             restated
   10.10                   Amended and Restated 364-Day Credit Agreement dated as of
                             November 30, 2000 among Honeywell, the initial lenders
                             named therein, Citibank, N.A., as administrative agent,
                             The Chase Manhattan Bank, Deutsche Bank AG and Bank of
                             America, N.A., as syndication agents, and Salomon Smith
                             Barney Inc., as lead arranger and book manager, which
                             amends the agreement set forth in Exhibit 10.11 which was
                             previously filed
   10.13                   Honeywell International Inc. Supplemental Pension Plan, as
                             amended and restated
   10.16                   Honeywell International Inc. Supplemental Executive
                             Retirement Plan for Executives in Career Band 6 and Above
   10.17                   Honeywell Supplemental Defined Benefit Retirement Plan, as
                             amended and restated
   10.18                   Form of Escrow Agreement used to secure certain supplemental retirement benefits for certain executive officers of
                             Honeywell
   10.19                   Form of Promissory Note representing loans to certain
                             executive officers of Honeywell of required withholding
                             taxes relating to the securing of certain supplemental
                             retirement benefits
   10.20                   Honeywell International Inc. Severance Plan for Corporate
                             Staff Employees (Involuntary Termination Following a
                             Change in Control), as amended and restated
   21                      Subsidiaries of the Registrant
   23.1                    Consent of PricewaterhouseCoopers LLP
   23.2                    Consent of Deloitte & Touche LLP
   24                      Powers of Attorney

(b) Reports on Form 8-K

    During the three months ended December 31, 2000, Current Report on Form 8-K was filed on October 25 reporting that Honeywell and General Electric Company entered into an Agreement and Plan of Merger.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HONEYWELL INTERNATIONAL INC.

March 30, 2001                              By:      /s/ PHILIP M. PALAZZARI
                                           -------------------------------------
                                                    Philip M. Palazzari
                                               Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                       NAME                                                   NAME
                       ----                                                   ----
                         *                                                     *
----------------------------------------------------       -------------------------------------------
               Michael R. Bonsignore                                      Bruce Karatz
              Chairman of the Board,                                        Director
       Chief Executive Officer and Director
                                                                                *
                         *                                 -------------------------------------------
    -------------------------------------------                         Robert P. Luciano
                 Hans W. Becherer                                           Director
                     Director
                                                                                *
                         *                                 -------------------------------------------
    -------------------------------------------                         Russell E. Palmer
                 Gordon M. Bethune                                          Director
                     Director
                                                                                *
                         *                                 -------------------------------------------
    -------------------------------------------                        Ivan G. Seidenberg
                Marshall N. Carter                                          Director
                     Director
                                                                                *
                         *                                 -------------------------------------------
    -------------------------------------------                         John R. Stafford
                 Jaime Chico Pardo                                          Director
                     Director
                                                                                *
                         *                                 -------------------------------------------
    -------------------------------------------                         Michael W. Wright
                   Ann M. Fudge                                             Director
                     Director
                                                                    /s/ PHILIP M. PALAZZARI
                         *                                  -------------------------------------------
    -------------------------------------------                         Philip M. Palazzari
                  James J. Howard                                  Vice President and Controller
                     Director                                      (Principal Accounting Officer)

               /s/ RICHARD F. WALLMAN
     -------------------------------------------
                  Richard F. Wallman
               Senior Vice President and
                Chief Financial Officer
             (Principal Financial Officer)


*By:        /s/ RICHARD F. WALLMAN
   ------------------------------------------
              (Richard F. Wallman
               Attorney-in-fact)


March 30, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
 2.1                  Agreement and Plan of Merger, dated as of October 22, 2000, between Honeywell and General Electric Company
                        (incorporated by reference to Annex A to Honeywell's Proxy
                        Statement, dated December 4, 2000, filed pursuant to Rule
                        14a-6 of the Securities Exchange Act of 1934)

 2.2                  Stock Option Agreement, dated as of October 22, 2000,
                        between General Electric Company and Honeywell
                        (incorporated by reference to Annex B to Honeywell's
                        Proxy Statement, dated December 4, 2000, filed pursuant to
                        Rule 14a-6 of the Securities Exchange Act of 1934)

   3(i)               Restated Certificate of Incorporation of Honeywell
                        (incorporated by reference to Exhibit 3(i) to Honeywell's
                        Form 8-K filed December 3, 1999)

   3(ii)              By-laws of Honeywell, as amended (incorporated by reference to Exhibit 3(ii) to Honeywell's Form 10-Q for the quarter
                        ended June 30, 2000)

   4                  Honeywell is a party to several long-term debt instruments under which, in each case, the total amount of securities
                        authorized does not exceed 10% of the total assets of
                        Honeywell and its subsidiaries on a consolidated basis.
                        Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                        Regulation S-K, Honeywell agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

   9                  Omitted (Inapplicable)

  10.1                Master Support Agreement, dated February 26, 1986, as
                        amended and restated January 27, 1987, as further amended
                        July 1, 1987 and as again amended and restated
                        December 7, 1988, by and among Honeywell, Wheelabrator
                        Technologies Inc., certain subsidiaries of Wheelabrator
                        Technologies Inc., The Henley Group, Inc. and Henley Newco
                        Inc. (incorporated by reference to Exhibit 10.1 to
                        Honeywell's Form 10-K for the year ended December 31,
                        1988)

  10.2*               Deferred Compensation Plan for Non-Employee Directors of
                        AlliedSignal Inc., as amended (incorporated by reference
                        to Exhibit 10.2 to Honeywell's Form 10-K for the year
                        ended December 31, 1996)

  10.3*               Stock Plan for Non-Employee Directors of AlliedSignal Inc.,
                        as amended (incorporated by reference to Exhibit C to
                        Honeywell's Proxy Statement, dated March 10, 1994, filed
                        pursuant to Rule 14a-6 of the Securities Exchange Act of
                        1934)

  10.4*               1985 Stock Plan for Employees of Allied-Signal Inc. and its
                        Subsidiaries, as amended (incorporated by reference to
                        Exhibit 19.3 to Honeywell's Form 10-Q for the quarter
                        ended September 30, 1991)

  10.5*               AlliedSignal Inc. Incentive Compensation Plan for Executive
                        Employees, as amended (incorporated by reference to
                        Exhibit B to Honeywell's Proxy Statement, dated March 10,
                        1994, filed pursuant to Rule 14a-6 of the Securities
                        Exchange Act of 1934, and to Exhibit 10.5 to Honeywell's
                        Form 10-Q for the quarter ended June 30, 1999)

  10.6*               Supplemental Non-Qualified Savings Plan for Highly
                        Compensated Employees of Honeywell International Inc. and
                        its Subsidiaries, as amended and restated (filed herewith)

  10.7*               AlliedSignal Inc. Severance Plan for Senior Executives, as
                        amended and restated (filed herewith)

  10.8*               Salary Deferral Plan for Selected Employees of Honeywell
                        International Inc. and its Affiliates, as amended and
                        restated (filed herewith)

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
  10.9*               1993 Stock Plan for Employees of Honeywell International
                        Inc. and its Affiliates (incorporated by reference to
                        Exhibit A to Honeywell's Proxy Statement, dated March 10,
                        1994, filed pursuant to Rule 14a-6 of the Securities
                        Exchange Act of 1934)

  10.10               Amended and Restated 364-Day Credit Agreement dated as of
                        November 30, 2000 among Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, The Chase Manhattan Bank, Deutsche Bank AG and Bank of
                        America, N.A., as syndication agents, and Salomon Smith
                        Barney Inc., as lead arranger and book manager, which amends the agreement set forth in Exhibit 10.11 hereto
                        (filed herewith)

  10.11               364-Day Credit Agreement dated as of December 2, 1999 among
                        Honeywell, the initial lenders named therein, Citibank,
                        N.A., as administrative agent, Morgan Guaranty Trust
                        Company of New York, as syndication agent, and Salomon
                        Smith Barney Inc. and J.P. Morgan Securities Inc., as
                        arrangers (incorporated by reference to Exhibit 10.11 to
                        Honeywell's Form 10-K for the year ended December 31,
                        1999)

  10.12               Five-Year Credit Agreement dated as of December 2, 1999
                        among Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, The Chase
                        Manhattan Bank, Deutsche Bank AG and Bank of America,
                        N.A., as syndication agents, and Salomon Smith Barney
                        Inc., as lead arranger and book manager (incorporated by reference to Exhibit 10.12 to Honeywell's Form 10-K for the year ended December 31, 1999)

  10.13*              Honeywell International Inc. Supplemental Pension Plan, as
                        amended and restated (filed herewith)

  10.14*              Employment Agreement dated as of December 1, 1999 between
                        Honeywell and Michael R. Bonsignore (incorporated by
                        reference to Exhibit 10.14 to Honeywell's Form 8-K filed
                        December 3, 1999)

  10.15*              Long Term Performance Plan for Key Executives of Honeywell
                        International Inc. (incorporated by reference to Exhibit
                        10.16 to Honeywell's Form 10-Q for the quarter ended
                        March 31, 2000)

  10.16*              Honeywell International Inc. Supplemental Executive
                        Retirement Plan for Executives in Career Band 6 and Above
                        (filed herewith)

  10.17*              Honeywell Supplemental Defined Benefit Retirement Plan, as
                        amended and restated (filed herewith)

  10.18*              Form of Escrow Agreement used to secure certain supplemental retirement benefits for certain executive officers of
                        Honeywell (filed herewith)

  10.19*              Form of Promissory Note representing loans to certain
                        executive officers of Honeywell of required withholding
                        taxes relating to the securing of certain supplemental
                        retirement benefits (filed herewith)

  10.20*              Honeywell International Inc. Severance Plan for Corporate
                        Staff Employees (Involuntary Termination Following a
                        Change in Control), as amended and restated (filed
                        herewith)

  11                  Omitted (Inapplicable)

  12                  Omitted (Inapplicable)

  16                  Omitted (Inapplicable)

  18                  Omitted (Inapplicable)

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
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



                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as ................ 'r'
Characters normally expressed as subscript shall be preceded by ...... [u]