Form 10-Q
period 2001-03-31
HONEYWELL INTERNATIONAL INC
filed 2001-05-11
CIK 773840

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              Form 10-Q
                        _____________________


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2001
                                           ______________
                                   OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______
                    Commission file number 1-8974

                    Honeywell International Inc.
------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                  Delaware                              22-2640650
     ------------------------------                 ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

        101 Columbia Road
          P.O. Box 4000
       Morristown, New Jersey                          07962-2497
-----------------------------------------              ----------
  (Address of principal executive offices)             (Zip Code)

                             (973)455-2000
    ---------------------------------------------------------------
           (Registrant's telephone number, including area code)

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

          YES    X                             NO
               ------                             ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
Class of Common Stock                               March 31, 2001
---------------------                               ----------------
  $1 par value                                      809,281,480 shares

                    Honeywell International Inc.

                                Index


                                                         Page No.
                                                         --------

Part I.  -      Financial Information
               ---------------------

         Item 1. Condensed Financial Statements:

                 Consolidated Balance Sheet -
                   March 31, 2001 and December 31, 2000            3

                 Consolidated Statement of Income -
                   Three Months Ended March 31, 2001 and 2000      4

                 Consolidated Statement of Cash Flows -
                   Three Months Ended March 31, 2001 and 2000      5

                 Notes to Financial Statements                     6

                 Report of Independent Accountants                15

     Item 2.     Management's Discussion and Analysis
                   of Financial Condition and
                   Results of Operations                          16

     Item 3.     Quantitative and Qualitative Disclosures About
                   Market Risk                                    19


Part II.-       Other Information
                -----------------

     Item 6.    Exhibits and Reports on Form 8-K                  19


Signatures                                                        20

ITEM 1.              CONDENSED FINANCIAL STATEMENTS
                     ------------------------------

                      Honeywell International Inc.
                       Consolidated Balance Sheet
                            (Unaudited)


                                       March 31,   December 31,
                                         2001        2000
                                      ----------   ------------
                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents              $ 1,074       $ 1,196
  Accounts and notes receivable            4,153         4,623
  Inventories                              3,830         3,734
  Other current assets                     1,234         1,108
                                         -------       -------
        Total current assets              10,291        10,661

Investments and long-term receivables        653           748
Property, plant and equipment - net        5,128         5,230
Goodwill and other intangible
  assets - net                             5,921         5,898
Other assets                               2,795         2,638
                                         -------       -------
Total assets                             $24,788       $25,175
                                         =======       =======
LIABILITIES
Current liabilities:
  Accounts payable                       $ 2,189       $ 2,364
  Short-term borrowings                      353           110
  Commercial paper                         1,240         1,192
  Current maturities of long-term debt       148           380
  Accrued liabilities                      3,148         3,168
                                         -------       -------
        Total current liabilities          7,078         7,214

Long-term debt                             3,906         3,941
Deferred income taxes                      1,182         1,173
Postretirement benefit obligations
  other than pensions                      1,878         1,887
Other liabilities                          1,152         1,253

SHAREOWNERS' EQUITY
Capital - common stock issued                958           958
        - additional paid-in capital       2,852         2,782
Common stock held in treasury, at cost    (4,291)       (4,296)
Accumulated other nonowner changes          (807)         (729)
Retained earnings                         10,880        10,992
                                          ------        ------
        Total shareowners' equity          9,592         9,707
                                          ------        ------
Total liabilities and shareowners'equity $24,788       $25,175
                                         =======       =======


The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                  Consolidated Statement of Income
                             (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                     2001      2000
                                                     ----      ----
                                                  (Dollars in millions,
                                                 except per share amounts)

Net sales                                          $5,944     $6,044
Costs, expenses and other                          ------     ------
  Cost of goods sold                                4,973      4,450
  Selling, general and administrative
    expenses                                          768        758
  Equity in (income) loss of affiliated
    companies                                         103         (4)
  Other (income) expense                               (4)       (10)
  Interest and other financial charges                111        111
                                                   ------     ------
                                                    5,951      5,305
                                                   ------     ------
Income (loss) before taxes on income                   (7)       739
Taxes (benefit) on income                             (48)       233
                                                   ------     ------
Net income                                         $   41     $  506
                                                   ======     ======
Earnings per share of common
  stock - basic                                    $ 0.05     $ 0.64
                                                   ======     ======
Earnings per share of common
  stock - assuming dilution                        $ 0.05     $ 0.63
                                                   ======     ======
Cash dividends per share of
  common stock                                     $.1875     $.1875
                                                   ======     ======




The Notes to Financial Statements are an integral part of this statement.

                    Honeywell International Inc.
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                             2001       2000
                                                             ----       ----
                                                         (Dollars in millions)
Cash flows from operating activities:
  Net income                                               $   41       $506
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Repositioning and other charges                           596          -
    Depreciation and amortization                             239        262
    Equity income, net of distributions                         9         17
    Deferred income taxes                                    (137)         4
    Net taxes paid on sales of businesses                     (12)         -
    Other                                                    (182)      (196)
    Changes in assets and liabilities, net of the effects
    of acquisitions and divestitures:
       Accounts and notes receivable                          365        208
       Inventories                                           (160)        23
       Other current assets                                   (22)       (41)
       Accounts payable                                      (143)       (57)
       Accrued liabilities                                   (347)      (339)
                                                            -----      -----
Net cash provided by operating activities                     247        387
                                                            -----      -----
Cash flows from investing activities:
  Expenditures for property, plant and equipment             (173)      (164)
  Proceeds from disposals of property, plant and
   equipment                                                   26         42
 (Increase) in investments                                     (1)         -
  Cash paid for acquisitions                                  (85)    (2,313)
  Proceeds from sales of businesses                             -         21
  Decrease in short-term investments                            -          1
                                                            -----      -----
Net cash (used for) investing activities                     (233)    (2,413)
                                                            -----     ------
Cash flows from financing activities:
  Net increase in commercial paper                             48        297
  Net increase (decrease) in short-term borrowins             243       (173)
  Proceeds from issuance of common stock                       19         33
  Proceeds from issuance of long-term debt                      -      1,051
  Payments of long-term debt                                 (278)       (24)
  Repurchases of common stock                                 (15)         -
  Cash dividends on common stock                             (153)      (149)
                                                            -----      -----
Net cash (used for) provided by financing activities         (136)     1,035
                                                            -----      -----
Net (decrease) in cash and cash equivalents                  (122)      (991)
Cash and cash equivalents at beginning of year              1,196      1,991
                                                            -----      -----
Cash and cash equivalents at end of period                 $1,074     $1,000
                                                           ======     ======




The Notes to Financial Statements are an integral part of this statement.

                       Honeywell International Inc.
                      Notes to Financial Statements
                              (Unaudited)
            (Dollars in millions except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2001.

The financial information as of March 31, 2001 should be read in conjunction with the financial statements contained in our Annual
Report on Form 10-K for 2000.

NOTE 2.  Accounts and notes receivable consist of the following:

                                                 March 31,     December 31,
                                                   2001            2000
                                                ----------      -----------
          Trade                                   $3,744           $3,967
          Other                                      523              755
                                                  ------           ------
                                                   4,267            4,722
          Less - Allowance for doubtful
                 accounts and refunds               (114)             (99)
                                                   -----            -----
                                                  $4,153           $4,623
                                                  ======           ======
NOTE 3. Inventories consist of the following:

                                                 March 31,     December 31,
                                                   2001           2000
                                                ---------      -----------
          Raw materials                          $1,218           $1,262
          Work in process                           906              809
          Finished products                       1,888            1,797
                                                 ------            -----
                                                  4,012            3,868
          Less - Progress payments                  (47)              (5)
                 Reduction to LIFO cost basis      (135)            (129)
                                                  -----             ----
                                                 $3,830           $3,734
                                                 ======           ======

NOTE 4.  Total nonowner changes in shareowners' equity consist of the following:


                                                Three Months Ended
                                                     March 31,
                                               ----------------------
                                                   2001      2000
                                                   ----      ----

Net income                                       $  41       $506
Foreign exchange translation
   adjustments                                     (74)       (26)
Derivatives qualifying as
   hedges                                           (4)       -
Unrealized holding (losses)
   on securities available                          -         (10)
   for sale                                      -----       ----
                                                  $(37)      $470
                                                  =====      ====

NOTE 5.  Segment financial data follows:

                                          Three Months Ended March 31,
                           --------------------------------------------------
                                        Net Sales            Segment Profit
                           ---------------------------  ---------------------
                                     2001    2000             2001       2000
                                     ----    ----             ----       ----

Aerospace Solutions                 $2,411  $2,396           $ 451       $ 493
Automation & Control                 1,748   1,700             188         190
Performance Materials                  913   1,025              38          95
Power & Transportation
  Products                             860     904              50          88
Corporate                               12      19             (29)        (30)
                                    ------   -----           -----       -----
                                    $5,944  $6,044             698         836
                                    ======  ======           -----       -----
Equity in income (loss)
  of affiliated companies                                       (8)          4
Other income                                                     9          10
Interest and other
  financial charges                                           (111)       (111)
Cumulative effect of
  accounting change                                              1          -
Repositioning and other
  charges                                                     (596)         -
                                                             -----       -----
Income (loss) before taxes                                   $  (7)      $ 739
  on income                                                  =====       =====


NOTE 6 The details of the earnings per share calculations for the three-month periods ended March 31, 2001 and 2000 follow:

                                       2001                    2000
                            -------------------------   -----------------------
                                               Per                       Per
                                      Average  Share             Average Share
                             Income   Shares   Amount    Income  Shares  Amount
                              ------  -------  ------    ------  ------  ------
Earnings per share of
  common stock - basic         $41     809.4    $ .05     $506     796.6  $ .64
Dilutive securities issuable
  in connection with stock               5.8                        10.1
  plans                        ----    -----    -----    ----      -----  -----

Earnings per share of common
 stock - assuming dilution     $41     815.2    $ .05     $506     806.7  $ .63
                               ===     =====    =====     =====    =====  =====


The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended March 31, 2001 and 2000, the number of stock options not included in the computations were 15.6 and 13.2 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7.  On October 22, 2000, Honeywell and General Electric Company
(GE) entered into an Agreement and Plan of Merger (Merger Agreement) providing for a business combination between Honeywell and GE. When the merger is effective, a wholly-owned subsidiary of GE will be merged with and into Honeywell, and Honeywell will become a wholly-owned subsidiary of GE and each issued and outstanding share of common stock of Honeywell will be converted into the right to receive 1.055 shares of common stock of GE, with fractional shares paid in cash. The merger, which was approved by Honeywell shareowners on January 10, 2001, is subject to certain remaining conditions, which include review or approval of the transaction by various governmental authorities. GE and Honeywell are working with regulatory agencies to complete the required reviews or obtain required approvals so that the transaction can close as early as possible in 2001. The Merger Agreement provides for payment of a $1.35 billion termination fee by Honeywell under certain circumstances. In connection with the execution of the Merger Agreement, Honeywell and GE entered into a stock option agreement pursuant to which Honeywell granted to GE an option to purchase up to 19.9 percent of Honeywell's outstanding shares of common stock. The option is exercisable in the same circumstances under which Honeywell is required to pay to GE the $1.35 billion termination fee.

NOTE 8. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133), was adopted by Honeywell as of January 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. For derivatives designated as hedging the value of assets or liabilities, the changes in the fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in other nonowner changes and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings.

     As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. As discussed more fully in Note 18 of our 2000 Annual Report on Form 10-K, we minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     The adoption of SFAS No. 133 as of January 1, 2001 resulted in a cumulative effect adjustment of $1 million of income that is included in other (income) expense. Additionally, this accounting change did not significantly impact operating results for the three months ended March 31, 2001 and is not expected to significantly impact future operating results.

NOTE 9. In the first quarter of 2001, we recognized a repositioning charge of $297 million for the cost of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions totaling approximately 6,500 manufacturing and administrative positions across all of our reportable segments. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure principally in our Performance Polymers & Chemicals, Electronic Materials, Transportation and Power Systems and Automotive Consumer Products Group businesses. The components of the charge included severance costs of $259 million, asset impairments of $24 million and other exit costs of $14 million. The pretax impact of the repositioning charge by reportable segment was as follows: Automation & Control - $132 million; Aerospace Solutions - $64 million; Performance Materials - $44 million; Power & Transportation Products - $37 million; and Corporate - $20 million.

     As disclosed in our 2000 Annual Report on Form 10-K, we recognized repositioning charges totaling $338 million in 2000 (none were recognized in the first quarter of 2000). The components of the charges included severance costs of $157 million, asset impairments of $141 million and other exit costs of $40 million. The workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are expected to be substantially completed by the end of the second quarter of 2001. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities.

 The following table summarizes the status of our total repositioning costs.

                               Severance        Asset         Exit
                                 Costs       Impairments      Costs       Total
                                 -----       -----------      -----       -----



Balance at December 31, 2000     $236           $ -            $80         $316
2001 charges                      259            24             14          297
2001 usage                        (53)          (24)            (6)         (83)
                                 ----           ----           ----        -----
Balance at March 31, 2001        $442           $ -            $88         $530
                                 ====           ====           ===         ====

     In the first quarter of 2001, we recognized in cost of goods sold other charges consisting of customer claims and settlements of contracts and contingent liabilities totaling $148 million and write-offs of customer receivables and inventories totaling $50 million. We also recognized in equity in (income) loss of affiliated companies charges totaling $95 million related to an other than temporary decline in value of an equity investment and an equity investee's loss contract. We also redeemed our $200 million 5 3/4% dealer remarketable securities due 2011, resulting in a loss of $6 million that is included in other (income) expense.

      The total impact of repositioning and other charges was $596 million for the three months ended March 31, 2001. The pretax distribution of the repositioning and other charges by income statement classification was as follows: cost of goods sold - $474 million; selling, general and administrative expenses - $21 million; equity in (income) loss of affiliated companies - $95 million; and other (income) expense - $6 million.

NOTE 10. LITTON LITIGATION - On March 13, 1990, Litton Systems, Inc. (Litton) filed a legal action against Honeywell Inc. (former Honeywell) in U.S. District Court, Central District of California, Los Angeles (the trial court) with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. The former Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, the former Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things,that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

      Patent/Tort Case - U.S. District Court Judge Mariana Pfaelzer presided over a three-month patent infringement and tortious interference trial in 1993. On August 31, 1993, a jury returned a verdict in favor of Litton, awarding damages against the former Honeywell in the amount of $1.2 billion on three claims. The former Honeywell filed post-trial motions contesting the verdict and damage award. On January 9, 1995, the trial court set them all aside, ruling, among other things, that the Litton patent was invalid due to obviousness, unenforceable because of Litton's inequitable conduct before the Patent and Trademark Office, and in any case, not infringed by the former Honeywell's current process. It further ruled that Litton's state tort claims were not supported by sufficient evidence. The trial court also held that if its rulings concerning liability were vacated or reversed on appeal, the former Honeywell should at least be granted a new trial on the issue of damages because the jury's award was inconsistent with the clear weight of the evidence and based upon a speculative damage study.

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

      The liability issues were argued before the same three-judge Federal Circuit panel on September 30, 1997. On April 7, 1998, the panel issued its decision:(i) affirming the trial court's ruling that the former Honeywell's hollow cathode and RF ion-beam processes do not literally infringe the asserted claims of Litton's '849 reissue patent (Litton's patent); (ii) vacating the trial court's ruling that the former Honeywell's RF ion-beam process does not infringe the asserted claims of Litton's patent under the doctrine of equivalents, but also vacating the jury's verdict on that issue and remanding that issue to the trial court for further proceedings in accordance with the Warner-Jenkinson decision;

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

     On February 5, 2001, a three judge panel of the Federal Circuit court affirmed the trial court's rulings granting the former Honeywell's Motion for Judgment as a Matter of Law and Summary Judgment on the patent claims, agreeing that the former Honeywell did not infringe. On the state law claims, the panel vacated the jury's verdict in favor of Litton, reversed the trial court's grant of judgment as a matter of law for the former Honeywell, and remanded the case to the trial court for further proceedings under state law to resolve certain factual issues that it held should have been submitted to the jury. Litton has sought review of this decision by the U.S. Supreme Court.

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

      Although it is not possible at this time to predict whether Litton's appeal to the U.S. Supreme Court will succeed, potential does remain for an adverse outcome which could be material to our financial position or results of operations. We believe however, that any potential award of damages for an adverse judgment of infringement or interference should be based upon a reasonable royalty reflecting the value of the ion-beam coating process, and further that such an award would not be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

     Antitrust Case - Preparations for, and conduct of, the trial in the antitrust case have generally followed the completion of comparable proceedings in the patent/tort case. The antitrust trial did not begin until November 20, 1995. Judge Pfaelzer also presided over the trial, but it was held before a different jury. At the close of evidence and before jury deliberations began, the trial court dismissed, for failure of proof, Litton's contentions that the former Honeywell had illegally monopolized and attempted to
monopolize by:      (i) engaging in below-cost predatory pricing;
(ii) tying and bundling product offerings under packaged pricing;
(iii) misrepresenting its products and disparaging Litton products; and (iv) acquiring the Sperry Avionics business in 1986.

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

      Although it is not possible at this time to predict the result of the appeals, potential remains for an adverse outcome which could be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability. We also believe that it would be inappropriate for Litton to obtain recovery of the same damages, e.g. losses it suffered due to the former Honeywell's sales of ring laser gyroscope-based inertial systems to OEMs and airline customers, under multiple legal theories, claims, and cases, and that eventually any duplicative recovery would be eliminated from the antitrust and patent/tort cases.

      SHAREOWNER LITIGATION - Honeywell and seven of its officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

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

      We believe that there is no factual or legal basis for the allegations in the Securities Law Complaints and the Derivative Complaint. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

                   Report of Independent Accountants
                   ---------------------------------

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2001, and the related consolidated statements of income for each of the three-month periods ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





 PricewaterhouseCoopers LLP
 Florham Park, NJ
 May 8, 2001

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000
   ---------------------------------------------------------------------------
   Net sales in the first quarter of 2001 were $5,944 million, a decrease of $100 million, or 2 percent compared with the first quarter of 2000. The decrease in sales is attributable to the following:

         Acquisitions                           2 %
         Divestitures                          (2)
         Volume/price                           -
         Foreign exchange                      (2)
                                               ---
                                               (2)%
                                               ===

  Segment profit in the first quarter of 2001 was $698 million, a decrease of $138 million, or 17 percent compared with the first quarter of 2000. Segment profit margin for the first quarter of 2001 was 11.7 percent compared with 13.8 percent for the first quarter of 2000. The decrease in segment profit in the first quarter of 2001 was principally the result of a substantial decline in segment profit for both the Performance Materials and Power & Transportation Products segments. The Aerospace Solutions and Automation & Control segments also had slightly lower segment profit. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

  Equity in (income) loss of affiliated companies was a loss of $103 million in the first quarter of 2001 compared with income of $4 million in the first quarter of 2000. The first quarter of 2001 includes a charge of $95 million related to an other than temporary decline in value of an equity investment and an equity investee's loss contract. Excluding this charge, equity in (income) loss of affiliated companies in the first quarter of 2001 was a loss of $8 million, a decrease of $12 million compared with the first quarter of 2000 due mainly to lower earnings from our UOP process technology
(UOP) joint venture.

  Other (income) expense, $4 million of income in the first quarter of 2001, decreased by $6 million compared with the first quarter of 2000. The first quarter of 2001 includes a net provision of $5 million consisting of a $6 million charge related to the redemption of our $200 million 5 3/4% dealer remarketable securities and a $1 million benefit recognized upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Notes 8 and 9 on page 8 of this Form 10-Q for further details. Excluding this net provision, other (income) expense was $9 million of income in the first quarter of 2001 compared with $10 million of income in the first quarter of 2000.

  The effective tax rate in the first quarter of 2001 includes the impact of repositioning and other charges. Excluding the impact of these charges, the effective tax rate was 29.4 percent in the first quarter of 2001 compared with 31.5 percent in the first quarter of 2000. The decrease in the effective tax rate relates principally to incremental tax synergies associated with the AlliedSignal Inc. and Honeywell Inc. merger in December 1999 and favorable tax audit results.

  Net income of $41 million, or $0.05 per share, in the first quarter of 2001 compared with net income of $506 million, or $0.63 per share in the first quarter of 2000. Adjusted for repositioning and other charges, net income in the first quarter of 2001 was $374 million, or $0.46 per share, higher than reported. Net income in the first quarter of 2001 decreased by 18 percent compared with the first quarter of 2000 if the current period is adjusted for these repositioning and other charges.

Review of Business Segments
---------------------------

     Aerospace Solutions sales of $2,411 million in the first quarter of 2001 increased by $15 million, or 1 percent compared with the first quarter of 2000. The increase relates to higher sales to the aftermarket, particularly repair and overhaul and the military. Sales of original equipment to air transport manufacturers and business customers were also higher. This increase was partially offset by the effects of prior year government-mandated divestitures in connection with the merger of AlliedSignal Inc and Honeywell Inc.

     Aerospace Solutions segment profit of $451 million in the first quarter of 2001 decreased by $42 million, or 9 percent compared with the first quarter of 2000. The decrease relates principally to a less profitable sales mix, engineering and development costs related to new products and government-mandated divestitures.

     Automation & Control sales of $1,748 million in the first quarter of 2001 increased by $48 million, or 3 percent compared with the first quarter of 2000. This increase includes the negative impact of foreign exchange of approximately 3 percent. Sales for our Home & Building Control business were moderately higher due to our acquisition of Pittway in the prior year. Sales for our security business also improved slightly. Sales for our Industrial Control business decreased moderately as growth in our sensing & control business was more than offset by a decline in our industrial automation & control business due to a shift to longer lead-time order activity in the hydrocarbon processing industry.

     Automation & Control segment profit of $188 million in the first quarter of 2001 was lower by $2 million, or 1 percent compared with the first quarter of 2000. Segment profit for our Home & Building Control business increased moderately as lower costs due to workforce reductions more than offset the negative impact of price decreases in certain product lines. This increase was more than offset by lower segment profit for our Industrial Control business due to lower sales volume and price decreases in certain product lines partially offset by lower costs due to workforce reductions.

     Performance Materials sales of $913 million in the first quarter of 2001 decreased by $112 million, or 11 percent compared with the first quarter of 2000. Sales were moderately lower in our Performance Polymers & Chemicals business due principally to lower volumes in businesses impacted by weakness in the automotive end-market. Electronic Materials sales declined substantially due to prior year divestitures and lower sales volume in the wafer fabrication business due to weakness in the semiconductor end-market. This decrease was partially offset by sales growth in our advanced circuits business due to growth in broadband and telecom devices and applications.

     Performance Materials segment profit of $38 million in the first quarter of 2001 was lower by $57 million, or 60 percent compared with the first quarter of 2000. The decrease results primarily from high energy and raw material costs, primarily natural gas, and lower sales volumes in certain Performance Polymers & Chemicals businesses partially offset by cost structure improvements from recent repositioning actions and the impact of prior year divestitures.

     Power & Transportation Products sales of $860 million in the first quarter of 2001 decreased by $44 million, or 5 percent compared with the first quarter of 2000. Excluding the negative impact of foreign exchange, sales decreased 1 percent. Sales were higher for our Turbocharging Systems business due to continued strong demand in Europe. This increase was more than offset by lower sales for our Commercial Vehicle Systems business due to decreased heavy-duty truck builds in North America and our Friction Materials and Consumer Products Group businesses due to weakness in the automotive industry.

     Power & Transportation Products segment profit of $50 million in the first quarter of 2001 decreased by $38 million, or 43 percent compared with the first quarter of 2000. The decrease principally reflects lower sales in our Commercial Vehicle Systems, Friction Materials and Consumer Products Group businesses and costs related to our Turbogenerator product line.

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
    ----------------------------------------------------

     Total assets at March 31, 2001 were $24,788 million, a decrease of $387 million, or 2 percent from December 31, 2000.

     Cash provided by operating activities of $247 million during the first three months of 2001 decreased by $140 million compared with the first three months of 2000 due principally to lower net income, excluding repositioning and other charges as previously described, and higher working capital.

     Cash used for investing activities of $233 million during the first three months of 2001 decreased by $2,180 million compared with the first three months of 2000. The decrease relates principally to the fact that the prior year included the acquisition of Pittway.

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

     Cash used for financing activities of $136 million during the first three months of 2001 increased by $1,171 million compared with the first three months of 2000. The increase principally relates to the fact that we issued $1 billion of 7.50% Notes in February 2000. Total debt of $5,647 million at March 31, 2001 was $24 million higher than at December 31, 2000.

Merger and Repositioning Charges
--------------------------------

      In the first quarter of 2001, we recognized a repositioning charge of $297 million for the cost of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions totaling approximately 6,500 manufacturing and administrative positions across all of our reportable segments. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure principally in our Performance Polymers & Chemicals, Electronic Materials, Transportation and Power Systems and Automotive Consumer Products Group businesses. The components of the charge included severance costs of $259 million, asset impairments of $24 million and other exit costs of $14 million. The pretax impact of the repositioning charge by reportable segment was as follows:
Automation & Control - $132 million; Aerospace Solutions - $64 million; Performance Materials - $44 million; Power & Transportation Products - $37 million; and Corporate - $20 million.

     As disclosed in our 2000 Annual Report on Form 10-K, we recognized repositioning charges totaling $338 million in 2000 (none were recognized in the first quarter of 2000). The components of the charges included severance costs of $157 million, asset impairments of $141 million and other exit costs of $40 million. The workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are expected to be substantially completed by the end of the second quarter of 2001. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities.

     We expect that the repositioning actions committed to in 2001 will generate pretax savings in excess of $250 million in 2001 and $450 million in 2002. Cash expenditures for severance and other exit costs necessary to execute these actions will exceed $250 million and will be incurred principally in 2001. Cash spending for severance and other exit costs for 2001 and 2000 repositioning actions were $59 million for the three months ended March 31, 2001 and were funded principally through operating cash flows.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

  See our 2000 Annual Report on Form 10-K (Item 7A). At March 31, 2001, there has been no material change in this information.


                         PART II.  OTHER INFORMATION


 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                             SIGNATURES

          Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Honeywell International Inc.

Date: May 11, 2001               By: /s/ Philip M. Palazzari
                                    ------------------------
                                   Philip M. Palazzari
                                   Vice President and Controller
                                   (on behalf of the Registrant
                                   and as the Registrant's
                                   Principal Accounting Officer)

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

     99                       Omitted (Inapplicable)