Form 10-Q
period 2001-06-30
HONEYWELL INTERNATIONAL INC
filed 2001-08-13
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974

                          Honeywell International Inc.
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  22-2640650
    --------------------------------                 ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

            101 Columbia Road
              P.O. Box 4000
         Morristown, New Jersey                           07962-2497
---------------------------------------               --------------
  (Address of principal executive offices)               (Zip Code)

                                  (973)455-2000
-----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES   X                                NO
            -----                                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class of Common Stock                                    June 30, 2001
---------------------                               ----------------------
    $1 par value                                      811,615,947 shares

                          Honeywell International Inc.

                                      Index

                                                                                               Page No.
                                                                                               --------
Part I.  - Financial Information

         Item 1. Financial Statements:

                 Consolidated Balance Sheet - June 30, 2001 and December 31, 2000                 3

                 Consolidated Statement of Income - Three and Six Months Ended
                   June 30, 2001 and 2000                                                         4

                 Consolidated Statement of Cash Flows - Six Months Ended June 30,
                   2001 and 2000                                                                  5

                 Notes to Financial Statements                                                    6

                 Report of Independent Accountants                                               17

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      18

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                      24


Part II. - Other Information

         Item 1. Legal Proceedings                                                               24

         Item 5. Other Information                                                               24

         Item 6. Exhibits and Reports on Form 8-K                                                25


Signatures                                                                                       26

------------

       This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

ITEM 1.                     FINANCIAL STATEMENTS


                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                              June 30,          December 31,
                                                                2001               2000
                                                           --------------       -----------
                                                                   (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 1,230            $ 1,196
  Accounts and notes receivable                                  4,122              4,623
  Inventories                                                    3,740              3,734
  Other current assets                                           1,224              1,108
                                                               -------            -------
   Total current assets                                         10,316             10,661

Investments and long-term receivables                              606                748
Property, plant and equipment - net                              5,111              5,230
Goodwill and other intangible
  assets - net                                                   5,874              5,898
Other assets                                                     3,028              2,638
                                                               -------            -------


   Total assets                                                $24,935            $25,175
                                                               =======            =======

LIABILITIES
Current liabilities:
  Accounts payable                                             $ 2,130            $ 2,364
  Short-term borrowings                                            364                110
  Commercial paper                                               1,168              1,192
  Current maturities of long-term debt                             405                380
  Accrued liabilities                                            3,579              3,168
                                                               -------            -------
   Total current liabilities                                     7,646              7,214

Long-term debt                                                   3,503              3,941
Deferred income taxes                                            1,065              1,173
Postretirement benefit obligations
  other than pensions                                            1,885              1,887
Other liabilities                                                1,316              1,253

SHAREOWNERS' EQUITY
Capital - common stock issued                                      958                958
        - additional paid-in capital                             2,930              2,782
Common stock held in treasury, at cost                          (4,281)            (4,296)
Accumulated other nonowner changes                                (866)              (729)
Retained earnings                                               10,779             10,992
                                                               -------            -------
   Total shareowners' equity                                     9,520              9,707
                                                               -------            -------

   Total liabilities and shareowners' equity                   $24,935            $25,175
                                                               =======            =======


   The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                               ------------------           ---------------------
                                                               2001          2000           2001             2000
                                                               ----          ----           ----             ----
                                                                                (Dollars in millions,
                                                                             except per share amounts)
Net sales                                                     $6,066        $6,309         $12,010          $12,353
                                                              ------        ------         -------          -------
Costs, expenses and other
  Cost of goods sold                                           5,067         4,671          10,040            9,121
  Selling, general and administrative
    expenses                                                     837           763           1,605            1,521
  (Gain) on sale of non-strategic
    businesses                                                     -          (112)              -             (112)
  Equity in (income) loss of affiliated
    companies                                                     85           (14)            188              (18)
  Other (income) expense                                         (14)           (3)            (18)             (13)
  Interest and other financial charges                           103           129             214              240
                                                              ------        ------          ------           ------
                                                               6,078         5,434          12,029           10,739
                                                              ------        ------          ------           ------

Income (loss) before taxes on income                             (12)          875             (19)           1,614
Taxes (benefit) on income                                        (62)          258            (110)             491
                                                              ------        ------          ------           ------

Net income                                                    $   50        $  617         $    91          $ 1,123
                                                              ======        =======        =======          =======

Earnings per share of common
  stock - basic                                               $ 0.06        $ 0.77         $  0.11          $  1.41
                                                              ======        ======         =======          =======

Earnings per share of common
  stock - assuming dilution                                   $ 0.06        $ 0.76         $  0.11          $  1.39
                                                              ======        ======         =======          =======

Cash dividends per share of
  common stock                                                $.1875        $.1875         $ .3750          $ .3750
                                                              ======        ======         =======          =======








    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                            ---------------------
                                                               2001        2000
                                                            ---------    --------
                                                            (Dollars in millions)
Cash flows from operating activities:
  Net income                                                 $    91    $ 1,123
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    (Gain) on sale of non-strategic businesses                  --         (112)
    Repositioning and other charges                            1,247         96
    Depreciation and amortization                                477        529
    Undistributed earnings of equity affiliates                   17         20
    Deferred income taxes                                       (265)        39
    Net taxes paid on sales of businesses                        (12)       (62)
    Other                                                       (455)      (356)
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts and notes receivable                             393         98
       Inventories                                               (61)        (3)
       Other current assets                                       48        (61)
       Accounts payable                                         (218)        31
       Accrued liabilities                                      (485)      (504)
                                                             -------    -------
Net cash provided by operating activities                        777        838
                                                             -------    -------

Cash flows from investing activities:
   Expenditures for property, plant and equipment               (385)      (355)
   Proceeds from disposals of property, plant and
    equipment                                                     45         61
   (Increase) in investments                                     --          (2)
   Cash paid for acquisitions                                   (110)    (2,466)
   Proceeds from sales of businesses                             --         296
   (Increase) in short-term investments                          --         (16)
                                                             -------    -------
Net cash (used for) investing activities                        (450)    (2,482)
                                                             -------    -------

Cash flows from financing activities:
   Net (decrease) increase in commercial paper                   (24)        74
   Net increase (decrease) in short-term borrowings              253       (145)
   Proceeds from issuance of common stock                         62         81
   Proceeds from issuance of long-term debt                     --        1,051
   Payments of long-term debt                                   (401)      (151)
   Repurchases of common stock                                   (30)      --
   Cash dividends on common stock                               (153)      (298)
                                                             -------    -------
Net cash (used for) provided by financing activities            (293)       612
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents              34     (1,032)
Cash and cash equivalents at beginning of year                 1,196      1,991
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,230    $   959
                                                             =======    =======





     The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three- and six-month periods ended June 30, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2001.

         The financial information as of June 30, 2001 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2000.

NOTE 2. Accounts and notes receivable consist of the following:

                                                     June 30,       December 31,
                                                       2001             2000
                                                     --------       -----------
        Trade                                          $3,613          $3,967
        Other                                             621             755
                                                       ------          ------
                                                        4,234           4,722
        Less - Allowance for doubtful
               accounts and refunds                      (112)            (99)
                                                       ------          ------
                                                       $4,122          $4,623
                                                       ======          ======

NOTE 3. Inventories consist of the following:

                                                     June 30,        December 31,
                                                       2001              2000
                                                     --------        -----------
        Raw materials                                  $1,174          $1,262
        Work in process                                   915             809
        Finished products                               1,827           1,797
                                                       ------           -----
                                                        3,916           3,868
        Less - Progress payments                          (38)             (5)
               Reduction to LIFO cost basis              (138)           (129)
                                                       ------          ------
                                                       $3,740          $3,734
                                                       ======          ======

NOTE 4. Total nonowner changes in shareowners' equity consist of the following:

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                              -----------------------      --------------------
                                                2001           2000          2001         2000
                                                ----           ----          ----         ----
Net income                                      $ 50           $ 617         $ 91        $1,123
Foreign exchange translation
   adjustments                                   (59)           (133)        (133)         (159)
Derivatives qualifying as
   hedges                                        --              --            (4)          --
Unrealized holding gains on
   securities available for sale                 --               12          --              2
                                                ----           -----         ----         -----
                                                $ (9)          $ 496         $(46)        $ 966
                                                ====           =====         ====         =====

NOTE 5.  Segment financial data follows:

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                      June 30,
                                               ----------------------        --------------------
                                                 2001          2000           2001           2000
                                                 ----          ----           ----           ----
Net sales
---------
Aerospace Solutions                             $2,532        $2,454         $ 4,943        $ 4,850
Automation & Control                             1,781         1,880           3,529          3,580
Performance Materials                              875         1,061           1,788          2,086
Power & Transportation
  Products                                         866           895           1,726          1,799
Corporate                                           12            19              24             38
                                                ------        ------          ------         ------
                                                $6,066        $6,309         $12,010        $12,353
                                                ======        ======         =======        =======


Segment profit
--------------
Aerospace Solutions                              $ 504         $ 546         $   955        $ 1,039
Automation & Control                               186           275             374            465
Performance Materials                               38           107              76            202
Power & Transportation
  Products                                          63            82             113            170
Corporate                                          (56)          (39)            (85)           (69)
                                                 -----         -----         -------          -----
  Total Segment Profit                             735           971           1,433          1,807
                                                 -----         -----         -------          -----
Gain on sale of non-
  strategic businesses                             --            112            --              112
Equity in income (loss)
  of affiliated companies                           (7)           14             (15)            18
Other income                                        14             3              23             13
Interest and other
  financial charges                               (103)         (129)           (214)          (240)
Cumulative effect of
  accounting change                                --            --                1           --
Repositioning and other
  charges                                         (651)          (96)         (1,247)           (96)
                                                 -----         -----         -------        -------
  Income (loss) before taxes
    on income                                    $ (12)        $ 875         $   (19)       $ 1,614
                                                 =====         =====         =======        =======

NOTE 6. The details of the earnings per share calculations for the three- and six-month periods ended June 30, 2001 and 2000 follow:

                                                          Three Months                              Six Months
                                               ------------------------------------    -------------------------------------
                                                                           Per                                      Per
                                                             Average      Share                      Average       Share
                                                 Income      Shares       Amount         Income      Shares        Amount
                                                 ------      ------       ------         ------      ------        ------
2001
Earnings per share of
  common stock - basic                             $50        811.4       $0.06           $91         810.4        $0.11
Dilutive securities issuable
  in connection with stock
  plans                                                         5.3                                     5.5
                                                   ---        -----        ----           ---         -----         ----
Earnings per share of common
  stock - assuming dilution                        $50        816.7       $0.06           $91         815.9        $0.11
                                                   ===        =====        ====           ===         =====         ====

                                                          Three Months                              Six Months
                                               ------------------------------------    -------------------------------------
                                                                           Per                                      Per
                                                             Average      Share                      Average       Share
                                                 Income      Shares       Amount         Income      Shares       Amount
                                                 ------      ------       ------         ------      ------        ------
2000
Earnings per share of
  common stock - basic                            $617        799.8       $0.77          $1,123       798.2        $1.41
Dilutive securities issuable
  in connection with stock
  plans                                                        10.7                                    10.5
                                                 -----         ----        ----          -----         ----        -----
Earnings per share of common
  stock - assuming dilution                       $617        810.5       $0.76          $1,123       808.7        $1.39
                                                  ====        =====        ====          ======       =====        =====

The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and six-month periods ended June 30, 2001, the number of stock options not included in the computations were 15.4 and
15.5 million, respectively. For the three- and six-month periods ended June 30, 2000, the number of stock options not included in the computations were 13.0 and
13.1 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. On October 22, 2000, Honeywell and General Electric Company (GE) entered into an Agreement and Plan of Merger (Merger Agreement) providing for a business combination between Honeywell and GE. On July 3, 2001, the European Commission issued its decision prohibiting the proposed merger. Approval by the European Commission was a condition for completion of the merger. Honeywell and GE have given their consent that each may engage in certain activities prior to any termination of the Merger Agreement without violating its terms. The consent covers employment-related issues, acquisitions or dispositions of businesses and the issuance or acquisition of securities. The consent otherwise preserves the parties' rights under the Merger Agreement.

         Under the terms of the Merger Agreement, a wholly-owned subsidiary of GE was to be merged with and into Honeywell, and Honeywell would become a wholly-owned subsidiary of GE and each issued and outstanding share of common stock of Honeywell would have been converted into the right to receive 1.055 shares of common stock of GE, with fractional shares paid in cash. The Merger Agreement provides for payment of a $1.35 billion termination fee by Honeywell under certain circumstances. In connection with the execution of the Merger Agreement, Honeywell and GE entered into a stock option agreement pursuant to which Honeywell granted to GE an option to purchase up to 19.9 percent of Honeywell's outstanding shares of common stock. The option is exercisable in the same circumstances under which Honeywell is required to pay to GE the $1.35 billion termination fee.

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

         The adoption of SFAS No. 133 as of January 1, 2001 resulted in a cumulative effect adjustment of $1 million of income that is included in other (income) expense. Additionally, this accounting change did not significantly impact operating results for the three- and six-month periods ended June 30, 2001 and is not expected to significantly impact future operating results.

NOTE 9. In the second quarter of 2001, we recognized a repositioning charge of $151 million for the impairment of three manufacturing facilities and related workforce reductions in our Performance Materials business segment. The repositioning charge also included workforce reductions principally in our Aerospace Electronic Systems, Home & Building Control and Transportation and Power Systems businesses. The announced workforce reductions consisted of approximately 1,700 manufacturing and administrative positions which are expected to be substantially completed by December 31, 2001. The components of the charge included severance costs of $54 million, asset impairments of $84 million and other exit costs of $13 million. Also, $28 million of accruals established in prior periods, principally for severance, were returned to income in the second quarter of 2001 due to higher than expected voluntary attrition in the Aerospace Solutions, Performance Materials and Corporate reportable segments.

         In the first quarter of 2001, we recognized a repositioning charge of $297 million for the costs of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions of approximately 6,500 manufacturing and administrative positions across all of our reportable segments which are expected to be substantially completed by December 31, 2001. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure principally in our Performance Polymers & Chemicals, Electronic Materials, Transportation and Power Systems and Automotive Consumer Products Group businesses. The components of the charge included severance costs of $259 million, asset impairments of $24 million and other exit costs of $14 million.

         As disclosed in our 2000 Annual Report on Form 10-K, we recognized repositioning charges totaling $338 million in 2000 ($96 million were recognized in the three- and six-month periods ended June 30, 2000). The components of the charges included severance costs of $157 million, asset impairments of $141 million and other exit costs of $40 million. The workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are substantially complete. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities.

         The following table summarizes the status of our total repositioning costs.

                                      Severance           Asset          Exit
                                        Costs          Impairments       Costs          Total
                                        -----          -----------       -----          -----
Balance at December 31, 2000             $236             $  -            $80           $316
2001 charges                              313               108            27            448
2001 usage                               (155)             (108)          (18)          (281)
Adjustments                               (27)               -             (1)           (28)
                                         ----             -----           ---           ----
Balance at June 30, 2001                 $367              $ -            $88           $455
                                         ====              ===            ===           ====

         In the second quarter of 2001, we recognized other charges consisting of $42 million of transaction expenses related to the proposed merger with GE, customer and employee claims and loss contracts of $140 million, probable and reasonably estimable legal and environmental claims of $162 million, and $167 million of other write-offs principally related to tangible and intangible asset impairments, including receivables and inventory. We also recognized a charge of $17 million related to an other than temporary decline in value of an equity investment.

          In the first quarter of 2001, we recognized other charges consisting of customer claims and settlements of contracts and contingent liabilities of $148 million and write-offs of customer receivables and inventories of $50 million. We also recognized charges of $95 million related to an other than temporary decline in value of an equity investment and an equity investee's loss contract. We also redeemed our $200 million 5 3/4% dealer remarketable securities due 2011, resulting in a loss of $6 million.

         The following table summarizes the pretax impact of repositioning and other charges by reportable business segment:

                                                                Periods Ended June 30,
                                               --------------------------------------------------------
                                                     Three Months                   Six Months
                                               -------------------------    ---------------------------
                                                  2001           2000           2001            2000
                                                  ----           ----           ----            ----
Aerospace Solutions                               $ 72           $  -         $  152            $  -
Automation & Control                               195             17            468              17
Performance Materials                              126             74            210              74
Power & Transportation
  Products                                          33              5            127               5
Corporate                                          225              -            290               -
                                                  -----          ----         ------           -----
                                                  $651           $ 96         $1,247            $ 96
                                                  =====          ====         ======           =====

         The following table summarizes the pretax distribution of repositioning and other charges by income statement classification.

                                                               Periods Ended June 30,
                                               --------------------------------------------------------
                                                     Three Months                 Six Months
                                               -------------------------    ---------------------------
                                                  2001           2000           2001            2000
                                                  ----           ----           ----            ----
Cost of goods sold                                $508            $96         $  982             $96
Selling, general and
   administrative expense                           65              -             86               -
Equity in (income) loss of
   affiliated companies                             78              -            173               -
Other (income) expense                               -              -              6               -
                                                 -----           ----         ------             ---
                                                  $651            $96         $1,247             $96
                                                 =====           ====         ======             ===

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

         SHAREOWNER LITIGATION - Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000.

         In addition, Honeywell, seven of its current and former officers and its Board of Directors have been named as defendants in a purported shareowner derivative action which was filed on November 27, 2000 in the United States District Court for the District of New Jersey (the Derivative Complaint). The Derivative Complaint alleges a single claim for breach of fiduciary duty based on nearly identical allegations to those set forth in the Securities Law Complaints.

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

         ENVIRONMENTAL MATTERS - We are subject to various federal, state and local government requirements relating to the protection of employee health and safety and the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury to our employees and employees of our customers and that our handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental matters, including past production of products containing asbestos and other toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

         With respect to environmental matters involving site contamination, we continually conduct studies, individually at our owned sites, and jointly as a member of industry groups at non-owned sites, to determine the feasibility of various remedial techniques to address environmental matters. With respect to environmental matters involving the production of products containing asbestos and other toxic substances, we believe that the costs of defending and resolving such matters will be largely covered by insurance, subject to deductibles, exclusions, retentions and policy limits. It is our policy to record appropriate liabilities for environmental matters when environmental assessments are made or remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. With respect to site contamination, the timing of these accruals is generally no later than the completion of feasibility studies. We expect that we will be able to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of personal injury and property damage claims, insurance recoveries, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

         A charge against pretax earnings of $162 million for legal and environmental claims is included in the charge for the three-month period ended June 30, 2001 described in Note 9 on page 9 of this Form 10-Q. Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations. However, considering our past experience, insurance coverage and reserves, we do not expect that these matters will have a material adverse effect on our consolidated financial position.

                        Report of Independent Accountants


To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2001, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




PricewaterhouseCoopers LLP
Florham Park, NJ
August 7, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

         Net sales in the second quarter of 2001 were $6,066 million, a decrease of $243 million, or 4 percent compared with the second quarter of 2000. The decrease in sales is attributable to the following:

         Acquisitions                           - %
         Divestitures                          (2)
         Volume/price                           -
         Foreign exchange                      (2)
                                              ---
                                               (4)%
                                              ===

         Segment profit in the second quarter of 2001 was $735 million, a decrease of $236 million, or 24 percent compared with the second quarter of 2000. Segment profit margin for the second quarter of 2001 was 12.1 percent compared with 15.4 percent for the second quarter of 2000. The decrease in segment profit in the second quarter of 2001 was principally the result of a substantial decline in segment profit for the Automation & Control, Performance Materials and Power & Transportation Products segments. The Aerospace Solutions segment and Corporate also had lower segment profit. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

         (Gain) on sale of non-strategic businesses of $112 million in the second quarter of 2000 represents the pretax gain on the government-mandated divestiture of the former Honeywell's TCAS product line in connection with the merger of AlliedSignal and Honeywell Inc. in December 1999.

         Equity in (income) loss of affiliated companies was a loss of $85 million in the second quarter of 2001 compared with income of $14 million in the second quarter of 2000. The second quarter of 2001 included a charge of $78 million related to an other than temporary decline in value of an equity investment, impairment of an equity investee's manufacturing facility and an equity investee's severance charges. Excluding this charge, equity in (income) loss of affiliated companies was a loss of $7 million in the second quarter of 2001 compared with income of $14 million in the second quarter of 2000. The decrease of $21 million in equity income was due mainly to lower earnings from joint ventures in our Performance Polymers & Chemicals and Home & Building Control businesses.

         Other (income) expense, $14 million of income in the second quarter of 2001, increased by $11 million compared with the second quarter of 2000 due principally to lower minority interest expense.

         Interest and other financial charges of $103 million in the second quarter of 2001 decreased by $26 million, or 20 percent compared with the second quarter of 2000 due principally to lower average debt outstanding and lower average interest rates in the current period.

         The effective tax rate in both the second quarter of 2001 and 2000 includes the impact of repositioning and other charges, while the effective tax rate in the second quarter of 2000 also includes the impact of the gain on the disposition of the TCAS product line of the former Honeywell. Excluding the impact of these items in both periods, the effective tax rate was 29.6 percent in both the second quarter of 2001 and 2000.

         Net income of $50 million, or $0.06 per share, in the second quarter of 2001 compared with net income of $617 million, or $0.76 per share, in the second quarter of 2000. Adjusted for repositioning and other charges, net income in the second quarter of 2001 was $400 million, or $0.49 per share, higher than reported. Adjusted for repositioning and other charges and the gain on the disposition of the TCAS product line of the former Honeywell, net income in the second quarter of 2000 was $12 million, or $0.01 per share, lower than reported. Net income in the second quarter of 2001 decreased by 26 percent compared with the second quarter of 2000 if both periods are adjusted for these items.

Review of Business Segments

         Aerospace Solutions sales of $2,532 million in the second quarter of 2001 increased by $78 million, or 3 percent compared with the second quarter of 2000. The increase principally relates to significantly higher sales of avionics original equipment to air transport manufacturers and regional and business jet customers. Sales to the aftermarket also increased slightly due principally to higher sales of avionics products.

         Aerospace Solutions segment profit of $504 million in the second quarter of 2001 decreased by $42 million, or 8 percent compared with the second quarter of 2000. The decrease relates principally to higher sales of lower-margin original equipment products, higher postretirement benefit costs and engineering and development costs related to new products.

         Automation & Control sales of $1,781 million in the second quarter of 2001 decreased by $99 million, or 5 percent compared with the second quarter of 2000. This decrease includes the negative impact of foreign exchange of approximately 3 percent. Sales for our Home & Building Control business decreased slightly as both our products and solutions & services businesses had lower sales due principally to weakness in key end-markets partially offset by improved sales for our fire and security products business. Sales for our Industrial Control business decreased moderately due principally to the impact of prior year divestitures.

         Automation & Control segment profit of $186 million in the second quarter of 2001 was lower by $89 million, or 32 percent compared with the second quarter of 2000. Segment profit for both our Home & Building Control and Industrial Control businesses decreased substantially due to lower sales and prior year divestitures partially offset by lower costs due to workforce reductions.

         Performance Materials sales of $875 million in the second quarter of 2001 decreased by $186 million, or 18 percent compared with the second quarter of 2000. Electronic Materials sales declined substantially due to weakness in the semiconductor and telecommunications markets, including the effects of a broad inventory correction, and prior year divestitures. Sales decreased significantly in our Performance Polymers & Chemicals business due principally to lower volumes in our fibers, plastics and nylon businesses driven by weakness in the automotive end-markets.

         Performance Materials segment profit of $38 million in the second quarter of 2001 was lower by $69 million, or 64 percent compared with the second quarter of 2000. The decrease results primarily from continued high energy and raw material costs, lower sales volumes and price declines in certain Performance Polymers & Chemicals businesses.

         Power & Transportation Products sales of $866 million in the second quarter of 2001 decreased by $29 million, or 3 percent compared with the second quarter of 2000. Excluding the negative impact of foreign exchange, sales increased 1 percent. Sales were significantly higher for our Turbocharging Systems business as strong demand continues in the European diesel-powered passenger car market. This increase was offset by lower sales for our Commercial Vehicle Systems business due to the ongoing decline in heavy-duty truck builds in North America. Sales for our Friction Materials and Consumer Products Group businesses also declined due to weakness in automotive end-markets.

         Power & Transportation Products segment profit of $63 million in the second quarter of 2001 decreased by $19 million, or 23 percent compared with the second quarter of 2000 due principally to lower sales in our Commercial Vehicle Systems, Friction Materials and Consumer Products Group businesses.

B. RESULTS OF OPERATIONS - SIX MONTHS 2001 COMPARED WITH SIX MONTHS 2000

         Net sales in the first six months of 2001 were $12,010 million, a decrease of $343 million, or 3 percent compared with the first six months of 2000. The decrease in sales is attributable to the following:

         Acquisitions                           1 %
         Divestitures                          (2)
         Volume/price                           -
         Foreign exchange                      (2)
                                              ---
                                               (3)%
                                              ===

         Segment profit in the first six months of 2001 was $1,433 million, a decrease of $374 million, or 21 percent compared with the first six months of 2000. Segment profit margin for the first six months of 2001 was 11.9 percent compared with 14.6 percent for the first six months of 2000. The decrease in segment profit in the first six months of 2001 was principally the result of a substantial decline in segment profit for the Performance Materials, Automation & Control and Power & Transportation Products segments. The Aerospace Solutions segment also had lower segment profit. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

         (Gain) on sale of non-strategic businesses of $112 million in the first six months of 2000 represents the pretax gain on the government-mandated divestiture of the former Honeywell's TCAS product line in connection with the merger of AlliedSignal and Honeywell Inc. in December 1999.

         Equity in (income) loss of affiliated companies was a loss of $188 million in the first six months of 2001 compared with income of $18 million in the first six months of 2000. The first six months of 2001 included charges of $173 million related to an other than temporary decline in value of an equity investment, impairment of an equity investee's manufacturing facility and an equity investee's loss contract and severance charges. Excluding these charges, equity in (income) loss of affiliated companies was a loss of $15 million in the first six months of 2001 compared with income of $18 million in the first six months of 2000. The decrease of $33 million in equity income was due mainly to lower earnings from joint ventures in our Performance Polymers & Chemicals and Home & Building Control businesses.

         Other (income) expense, $18 million of income in the first six months of 2001, increased by $5 million compared with the first six months of 2000. The first six months of 2001 included a net provision of $5 million consisting of a $6 million charge related to the redemption of our $200 million 5 3/4% dealer remarketable securities and a $1 million benefit recognized upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Excluding this net provision, other (income) expense was $23 million of income in the first six months of 2001, an increase of $10 million compared with the first six months of 2000 due principally to lower minority interest expense.

         Interest and other financial charges of $214 million in the first six months of 2001 decreased by $26 million, or 11 percent compared with the first six months of 2000 due principally to lower average debt outstanding and lower average interest rates in the current period.

         The effective tax rate in both the first six months of 2001 and 2000 includes the impact of repositioning and other charges, while the effective tax rate in the first six months of 2000 also includes the impact of the gain on the disposition of the TCAS product line of the former Honeywell. Excluding the impact of these items in both periods, the effective tax rate was 29.5 percent in the first six months of 2001 compared with 30.5 percent in the first six months of 2000. The decrease in the effective tax rate relates principally to incremental tax synergies associated with the AlliedSignal and Honeywell Inc. merger in December 1999 and favorable tax audit results.

         Net income of $91 million, or $0.11 per share, in the first six months of 2001 compared with net income of $1,123 million, or $1.39 per share, in the first six months of 2000. Adjusted for repositioning and other charges, net income in the first six months of 2001 was $774 million, or $0.95 per share, higher than reported. Adjusted for repositioning and other charges and the gain on the disposition of the TCAS product line of the former Honeywell, net income in the first six months of 2000 was $12 million, or $0.02 per share, lower than reported. Net income in the first six months of 2001 decreased by 22 percent compared with the first six months of 2000 if both periods are adjusted for these items.

Review of Business Segments

         Aerospace Solutions sales of 4,943 million in the first six months of 2001 increased by $93 million, or 2 percent compared with the first six months of 2000. Sales of avionics original equipment to air transport manufacturers and regional and business jet customers increased significantly. Sales to the aftermarket, particularly the military, were slightly higher. This increase was partially offset by the effects of prior year government-mandated divestitures in connection with the merger of AlliedSignal and Honeywell Inc.

         Aerospace Solutions segment profit of $955 million in the first six months of 2001 decreased by $84 million, or 8 percent compared with the first six months of 2000. The decrease relates principally to higher sales of lower-margin original equipment products, higher postretirement benefit costs, engineering and development costs related to new products, and government-mandated divestitures.

         Automation & Control sales of $3,529 million in the first six months of 2001 decreased by $51 million, or 1 percent compared with the first six months of 2000. This decrease includes the negative impact of foreign exchange of approximately 3 percent. Sales for our Industrial Control business decreased moderately, as sales in both our industrial automation & control and sensing and control businesses were lower due to weakness in key end-markets. Sales for our Home & Building Control business were slightly higher due to our acquisition of Pittway in the prior year.

         Automation & Control segment profit of $374 million in the first six months of 2001 was lower by $91 million, or 20 percent compared with the first six months of 2000. Segment profit for both our Home & Building Control and Industrial Control businesses decreased significantly due to lower sales volume and price decreases in certain product lines and prior year divestitures partially offset by lower costs due to workforce reductions.

         Performance Materials sales of $1,788 million in the first six months of 2001 decreased by $298 million, or 14 percent compared with the first six months of 2000. Electronic Materials sales declined substantially due to prior year divestitures and lower sales volumes due to weakness in the semiconductor and telecommunications markets. Sales were moderately lower in our Performance Polymers & Chemicals business due principally to lower volumes in businesses impacted by weakness in the automotive end-markets.

         Performance Materials segment profit of $76 million in the first six months of 2001 was lower by $126 million, or 62 percent compared with the first six months of 2000. The decrease results primarily from our Performance Polymers & Chemicals businesses due to lower sales volumes and higher energy and raw material costs.

         Power & Transportation Products sales of $1,726 million in the first six months of 2001 decreased by $73 million, or 4 percent compared with the first six months of 2000. Excluding the negative impact of foreign exchange, sales were flat. Sales were significantly higher for our Turbocharging Systems business due to continued strong demand in Europe. This increase was offset by lower sales for our Commercial Vehicle Systems business due to decreased heavy-duty truck builds in North America and lower sales for our Friction Materials and Consumer Products Group businesses due to weakness in automotive end-markets.

         Power & Transportation Products segment profit of $113 million in the first six months of 2001 decreased by $57 million, or 34 percent compared with the first six months of 2000. The decrease principally reflects lower sales in our Commercial Vehicle Systems, Friction Materials and Consumer Products Group businesses.

C. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total assets at June 30, 2001 were $24,935 million, a decrease of $240 million, or 1 percent from December 31, 2000.

         Cash provided by operating activities of $777 million during the first six months of 2001 decreased by $61 million compared with the first six months of 2000 due principally to decreased earnings and higher spending for repositioning actions.

         Cash used for investing activities of $450 million during the first six months of 2001 decreased by $2,032 million compared with the first six months of 2000 due principally to the acquisition of Pittway in the prior year.

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

         Cash used for financing activities of $293 million during the first six months of 2001 increased by $905 million compared with the first six months of 2000 due principally to the issuance of $1 billion of 7.50% Notes in February 2000. Total debt of $5,440 million at June 30, 2001 was $183 million, or 3 percent lower than at December 31, 2000. The increase in cash used for financing activities was partially offset by lower dividend payments in the current period as payment of the normal second quarter dividend was deferred until the third quarter in connection with the proposed merger with GE.

Repositioning Charges

         In the second quarter of 2001, we recognized a repositioning charge of $151 million for the impairment of three manufacturing facilities and related workforce reductions in our Performance Materials business segment. The repositioning charge also included workforce reductions principally in our Aerospace Electronic Systems, Home & Building Control and Transportation and Power Systems businesses. The announced workforce reductions consisted of approximately 1,700 manufacturing and administrative positions which are expected to be substantially completed by December 31, 2001. The components of the charge included severance costs of $54 million, asset impairments of $84 million and other exit costs of $13 million. Also, $28 million of accruals established in prior periods, principally for severance, were returned to income in the second quarter of 2001 due to higher than expected voluntary attrition in the Aerospace Solutions, Performance Materials and Corporate reportable segments. The net pretax impact of the repositioning charge by reportable segment was as follows: Performance Materials - $96 million; Corporate - $22 million; Automation & Control - $8 million; Power & Transportation Products - $3 million; and Aerospace Solutions - ($6) million.

         In the first quarter of 2001, we recognized a repositioning charge of $297 million for the cost of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions of approximately 6,500 manufacturing and administrative positions across all of our reportable segments which are expected to be substantially completed by December 31, 2001. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure principally in our Performance Polymers & Chemicals, Electronic Materials, Transportation and Power Systems and Automotive Consumer Products Group businesses. The components of the charge included severance costs of $259 million, asset impairments of $24 million and other exit costs of $14 million. The pretax impact of the repositioning charge by reportable segment was as follows: Automation & Control
- $132 million; Aerospace Solutions - $64 million; Performance Materials - $44 million; Power & Transportation Products - $37 million; and Corporate - $20 million.

         As disclosed in our 2000 Annual Report on Form 10-K, we recognized repositioning charges totaling $338 million in 2000 ($96 million were recognized in the three- and six-month periods ended June 30, 2000). The components of the charges included severance costs of $157 million, asset impairments of $141 million and other exit costs of $40 million. The workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are substantially complete. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities.

         We expect that the repositioning actions committed to in 2001 will generate pretax savings in excess of $300 million in 2001 and $550 million in 2002. Cash expenditures for severance and other exit costs necessary to execute these actions will exceed $300 million and will be incurred principally in 2001. Cash spending for severance and other exit costs for 2001 and 2000 repositioning actions were $173 million for the six months ended June 30, 2001 and were funded principally through operating cash flows.

D. OTHER MATTERS

         In July 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating the effect that the adoption of the provisions of SFAS No. 142, effective January 1, 2002, will have on our results of operations and financial position.

Report of Independent Accountants

         The "Report of Independent Accountants'" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See our 2000 Annual Report on Form 10-K (Item 7A). At June 30, 2001, there has been no material change in this information.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 10 on page 11 of this Form 10-Q.


ITEM 5.  OTHER INFORMATION

         We set December 7, 2001 as the date for our 2001 Annual Shareowner Meeting, to be held at 10:00 a.m. at our headquarters in Morris Township, New Jersey. Shareowners of record at the close of business on October 19, 2001 will be entitled to vote at the 2001 Annual Meeting.

         To be considered for inclusion in our proxy materials for the 2001 Annual Meeting pursuant to Rule 14a-8 of the Securities and Exchange Commission
(SEC),
shareowner proposals must be received a reasonable time before we begin to print and mail our proxy materials. We set the deadline for receipt of such proposals as the close of business on September 7, 2001. Proposals submitted thereafter will be opposed as not timely filed.

         Shareowners intending to present a proposal for consideration at the 2001 Annual Meeting outside the processes of SEC Rule 14a-8 must notify us on or before the close of business on September 7, 2001. Otherwise the proposal will be considered untimely under our by-laws. In addition, our proxies will have discretionary voting authority on any vote with respect to such proposal, if presented at the meeting, without including information regarding the proposal in our proxy materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this Form 10-Q:

          10.21    Agreement dated as of July 3, 2001 between Honeywell and
                   Lawrence A. Bossidy

          10.22    Early Retirement Agreement dated as of July 3, 2001 between
                   Honeywell and Michael R. Bonsignore

          15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Honeywell International Inc.

Date: August 13, 2001                     By: /s/ John J. Tus
                                              ---------------------
                                              John J. Tus
                                              Vice President and Controller
                                              (on behalf of the Registrant
                                              and as the Registrant's
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number               Description
--------------               -----------
       2                   Omitted (Inapplicable)

       3                   Omitted (Inapplicable)

       4                   Omitted (Inapplicable)

      10.21*               Agreement dated as of July 3, 2001
                           between Honeywell and Lawrence A.
                           Bossidy

      10.22*               Early Retirement Agreement dated as
                           of July 3, 2001 between Honeywell and
                           Michael R. Bonsignore

      11                   Omitted (Inapplicable)

      15                   Independent Accountants'
                           Acknowledgment Letter as to
                           the incorporation of their
                           report relating to unaudited
                           interim financial statements

      18                   Omitted (Inapplicable)

      19                   Omitted (Inapplicable)

      22                   Omitted (Inapplicable)

      23                   Omitted (Inapplicable)

      24                   Omitted (Inapplicable)

      99                   Omitted (Inapplicable)

----------------
         The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.