Form 10-Q
period 2001-09-30
HONEYWELL INTERNATIONAL INC
filed 2001-11-14
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974

                          Honeywell International Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                          22-2640650
---------------------------------------                      -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

            101 Columbia Road
              P.O. Box 4000
         Morristown, New Jersey                                   07962-2497
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

                                 (973) 455-2000
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

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

             YES     X                                     NO
                 ---------                                    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
Class of Common Stock                                       September 30, 2001
---------------------                                      ---------------------
    $1 par value                                             813,188,789 shares

                          Honeywell International Inc.

                                      Index

                                                                                      Page No.
                                                                                      -------
Part I.  -            Financial Information
                      ---------------------

         Item 1.      Financial Statements:

                      Consolidated Balance Sheet -
                        September 30, 2001 and December 31, 2000                         3

                      Consolidated Statement of Income -
                        Three and Nine Months Ended September 30, 2001
                        and 2000                                                         4

                      Consolidated Statement of Cash Flows -
                        Nine Months Ended September 30, 2001 and 2000                    5

                      Notes to Financial Statements                                      6

                      Report of Independent Accountants                                 17

         Item 2.      Management's Discussion and Analysis
                        of Financial Condition and
                        Results of Operations                                           18

         Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk                                                     25


Part II. -            Other Information
                      -----------------

         Item 1.      Legal Proceedings                                                 26

         Item 5.      Other Information                                                 26

         Item 6.      Exhibits and Reports on Form 8-K                                  26


Signatures                                                                              27

-------------------
       This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

ITEM 1.                       FINANCIAL STATEMENTS
                              --------------------

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                            September 30,            December 31,
                                                                                2001                     2000
                                                                           --------------            -----------
                                                                                    (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 1,324                  $ 1,196
  Accounts and notes receivable                                              3,981                    4,623
  Inventories                                                                3,812                    3,734
  Other current assets                                                       1,352                    1,108
                                                                           -------                  -------
   Total current assets                                                     10,469                   10,661

Investments and long-term receivables                                          617                      748
Property, plant and equipment - net                                          5,157                    5,230
Goodwill and other intangible
  assets - net                                                               5,831                    5,898
Other assets                                                                 3,258                    2,638
                                                                           -------                  -------


   Total assets                                                            $25,332                  $25,175
                                                                           =======                  =======

LIABILITIES
Current liabilities:
  Accounts payable                                                         $ 2,106                  $ 2,364
  Short-term borrowings                                                        367                      110
  Commercial paper                                                           1,189                    1,192
  Current maturities of long-term debt                                         408                      380
  Accrued liabilities                                                        4,174                    3,168
                                                                           -------                  -------
   Total current liabilities                                                 8,244                    7,214

Long-term debt                                                               3,519                    3,941
Deferred income taxes                                                        1,009                    1,173
Postretirement benefit obligations
  other than pensions                                                        1,883                    1,887
Other liabilities                                                            1,425                    1,253

SHAREOWNERS' EQUITY
Capital - common stock issued                                                  958                      958
        - additional paid-in capital                                         2,969                    2,782
Common stock held in treasury, at cost                                      (4,267)                  (4,296)
Accumulated other nonowner changes                                            (726)                    (729)
Retained earnings                                                           10,318                   10,992
                                                                           -------                  -------
   Total shareowners' equity                                                 9,252                    9,707
                                                                           -------                  -------

   Total liabilities and shareowners' equity                               $25,332                  $25,175
                                                                           =======                  =======



The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                                ------------------           ----------------------
                                                                2001          2000           2001              2000
                                                                ----          ----           ----              ----
                                                                             (Dollars in millions,
                                                                           except per share amounts)
Net sales                                                     $5,789        $6,216         $17,799            $18,569
                                                              ------        ------         -------            -------
Costs, expenses and other
  Cost of goods sold                                           5,368         4,845          15,408             13,966
  Selling, general and administrative
    expenses                                                     803           791           2,408              2,312
  (Gain) on sale of non-strategic
    businesses                                                     -             -               -               (112)
  Equity in (income) loss of affiliated
    companies                                                     17            68             205                 50
  Other (income) expense                                           -           (35)            (18)               (48)
  Interest and other financial charges                            99           125             313                365
                                                              ------        ------         -------            -------
                                                               6,287         5,794          18,316             16,533
                                                              ------        ------         -------            -------

Income (loss) before taxes                                      (498)          422            (517)             2,036
Tax expense (benefit)                                           (190)          140            (300)               631
                                                              ------        ------         -------            -------
Net income (loss)                                             $ (308)       $  282         $  (217)           $ 1,405
                                                              ======        ======         =======            =======

Earnings (loss) per share of common
  stock - basic                                               $(0.38)       $ 0.35         $ (0.27)           $  1.76
                                                              =======       ======         ========           =======

Earnings (loss) per share of common
  stock - assuming dilution                                   $(0.38)       $ 0.35         $ (0.27)           $  1.74
                                                              =======       ======         ========           =======

Cash dividends per share of
  common stock                                                $.1875        $.1875         $ .5625            $ .5625
                                                              ======        ======         =======            =======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                             --------------------
                                                               2001        2000
                                                               ----        ----
                                                             (Dollars in millions)

Cash flows from operating activities:
  Net income (loss)                                          $  (217)   $ 1,405
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    (Gain) on sale of non-strategic businesses                     -       (112)
    Repositioning and other charges                            2,255        556
    Depreciation and amortization                                699        767
    Undistributed earnings of equity affiliates                   11         (7)
    Deferred income taxes                                       (565)       217
    Net taxes paid on sales of businesses                        (12)       (62)
    Other                                                       (433)      (644)
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts and notes receivable                             525        (64)
       Inventories                                              (132)      (133)
       Other current assets                                       13        (87)
       Accounts payable                                         (264)        41
       Accrued liabilities                                      (523)      (524)
                                                             -------    -------
Net cash provided by operating activities                      1,357      1,353
                                                             -------    -------

Cash flows from investing activities:
   Expenditures for property, plant and equipment               (612)      (578)
   Proceeds from disposals of property, plant and
    equipment                                                     45        107
  (Increase) in investments                                        -         (3)
   Cash paid for acquisitions                                   (113)    (2,499)
   Proceeds from sales of businesses                               -        431
  (Increase) in short-term investments                             -        (16)
                                                             -------    -------
Net cash (used for) investing activities                        (680)    (2,558)
                                                             -------    -------

Cash flows from financing activities:
  Net (decrease) increase in commercial paper                     (3)       530
  Net increase (decrease) in short-term borrowings               271       (197)
  Proceeds from issuance of common stock                          71         93
  Proceeds from issuance of long-term debt                         -      1,825
  Payments of long-term debt                                    (401)      (372)
  Repurchases of common stock                                    (30)      (152)
  Cash dividends on common stock                                (457)      (448)
                                                             -------    -------
Net cash (used for) provided by financing activities            (549)     1,279
                                                             -------    -------

Net increase in cash and cash equivalents                        128         74
Cash and cash equivalents at beginning of year                 1,196      1,991
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,324    $ 2,065
                                                             =======    =======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2001.

         The financial information as of September 30, 2001 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2000.

NOTE 2.  Accounts and notes receivable consist of the following:

                                                                        September 30,    December 31,
                                                                            2001             2000
                                                                        ------------     ------------
          Trade                                                             $3,436          $3,967
          Other                                                                657             755
                                                                            ------          ------
                                                                             4,093           4,722
          Less - Allowance for doubtful
                 accounts and refunds                                         (112)            (99)
                                                                            ------          ------

                                                                            $3,981          $4,623
                                                                            ======          ======


NOTE 3. Inventories consist of the following:

                                                                        September 30,    December 31,
                                                                            2001             2000
                                                                        ------------     -----------
          Raw materials                                                     $1,227          $1,262
          Work in process                                                      951             809
          Finished products                                                  1,796           1,797
                                                                            ------          ------
                                                                             3,974           3,868
          Less - Progress payments                                             (26)             (5)
                 Reduction to LIFO cost basis                                 (136)           (129)
                                                                            ------          ------
                                                                            $3,812          $3,734
                                                                            ======          ======


NOTE 4. Total nonowner changes in shareowners' equity consist of the following:

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                         --------------------      ---------------------
                                           2001         2000         2001         2000
                                           ----         ----         ----         ----
Net income (loss)                         $(308)       $ 282         $(217)      $1,405
Foreign exchange translation
   adjustments                              138         (106)            5         (265)
Derivatives qualifying as
   hedges                                     2           -             (2)           -
Unrealized holding (losses) on
   securities available for sale              -          (34)            -          (32)
                                          -----        -----         -----       ------
                                          $(168)       $ 142         $(214)      $1,108
                                          =====        =====         =====       ======

NOTE 5.  Segment financial data follows:


                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                         --------------------      ---------------------
                                           2001         2000         2001         2000
                                           ----         ----         ----         ----
Net sales
---------
Aerospace                                 $2,372      $2,458       $ 7,315       $ 7,308
Automation and Control Solutions           1,780       1,861         5,309         5,441
Specialty Materials                          775       1,014         2,563         3,100
Transportation and Power
  Systems                                    851         866         2,577         2,665
Corporate                                     11          17            35            55
                                          ------      ------       -------       -------
                                          $5,789      $6,216       $17,799       $18,569
                                          ======      ======       =======       =======

Segment profit
--------------
Aerospace                                 $  393      $  565       $ 1,348       $ 1,604
Automation and Control Solutions             192         277           566           742
Specialty Materials                          (19)         98            57           300
Transportation and Power
  Systems                                     65          41           178           211
Corporate                                    (32)        (40)         (117)         (109)
                                          ------      ------       -------       -------
  Total Segment Profit                       599         941         2,032         2,748
                                          ------      ------       -------       -------
Gain on sale of non-
  strategic businesses                         -           -             -           112
Equity in income (loss)
  of affiliated companies                     10          31            (5)           49
Other income                                   -          35            23            48
Interest and other
  financial charges                          (99)       (125)         (313)         (365)
Cumulative effect of
  accounting change                            -           -             1             -
Repositioning and other
  charges                                 (1,008)       (460)       (2,255)         (556)
                                          ------      ------       -------       -------

  Income (loss) before taxes              $ (498)     $  422       $  (517)      $ 2,036
                                          ======      ======       =======       =======

In July 2001, the names of our reportable segments were changed. "Aerospace Solutions" is now "Aerospace", "Automation & Control" is now "Automation and Control Solutions", "Performance Materials" is now "Specialty Materials", and "Power & Transportation Products" is now "Transportation and Power Systems." There were no changes in the strategic business units comprising these segments.

NOTE 6. The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 2001 and 2000 follow:

                                                 Three Months                              Nine Months
                                     ------------------------------------     -----------------------------------
                                                                  Per                                     Per
                                       Income      Average       Share          Income      Average      Share
                                       (Loss)      Shares        Amount         (Loss)      Shares       Amount
                                       ------      ------        ------         ------      ------       ------
2001
----
Earnings (loss) per share of
  common stock - basic                 $(308)       813.3       $(0.38)         $(217)       811.4       $(0.27)
Dilutive securities issuable
  in connection with stock
  plans                                                 -                                        -
                                       -----        -----       ------          -----        -----       ------
Earnings (loss) per share of
  common  stock - assuming
  dilution                             $(308)       813.3       $(0.38)         $(217)       811.4       $(0.27)
                                       =====        =====       ======          =====        =====       ======


                                                 Three Months                              Nine Months
                                     ------------------------------------     -----------------------------------
                                                                  Per                                     Per
                                                   Average       Share                      Average      Share
                                       Income      Shares        Amount         Income      Shares       Amount
                                       ------      ------        ------         ------      ------       ------
2000
----
Earnings per share of
  common stock - basic                  $282        800.7        $0.35          $1,405       799.1        $1.76
Dilutive securities issuable
  in connection with stock
  plans                                               5.7                                      8.9
                                        ----        -----        -----          ------       -----        -----
Earnings per share of common
  stock - assuming dilution             $282        806.4        $0.35          $1,405       808.0        $1.74
                                        ====        =====        =====          ======       =====        =====


As a result of the net loss for the three and nine months ended September 30, 2001, approximately 3.1 and 4.9 million, respectively, of dilutive securities issuable in connection with stock plans have been excluded from the calculation of diluted loss per share because their effect would reduce the loss per share. In addition, the diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 2001, the number of stock options not included in the computations were 40.8 and 16.9 million, respectively. For the three- and nine-month periods ended September 30, 2000, the number of stock options not included in the computations were 30.4 and 15.9 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. On October 22, 2000, Honeywell and General Electric Company (GE) entered into an Agreement and Plan of Merger (Merger Agreement) providing for a business combination between Honeywell and GE. On July 3, 2001, the European Commission issued its decision prohibiting the proposed merger. Approval by the European Commission was a condition for completion of the merger. On October 2, 2001, Honeywell and GE terminated the Merger Agreement by mutual consent and released each other from claims arising out of the Merger Agreement.

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

         The adoption of SFAS No. 133 as of January 1, 2001 resulted in a cumulative effect adjustment of $1 million of income that is included in other (income) expense. Additionally, this accounting change did not significantly impact operating results for the three- and nine-month periods ended September 30, 2001 and is not expected to significantly impact future operating results.

NOTE 9. In the third quarter of 2001, we recognized a repositioning charge of $568 million related to workforce reductions principally in our Aerospace and Automation and Control Solutions business segments. The announced workforce reductions consisted of approximately 11,800 manufacturing and administrative positions which are expected to be completed by September 30, 2002. The repositioning charge also included asset impairments and other exit costs related to the shutdown of our Turbogenerator product line, plant closures and the rationalization of manufacturing capacity and infrastructure mainly in our Aerospace, Automation and Control Solutions and Transportation and Power Systems business segments. The components of the charge included severance costs of $414 million, asset impairments of $86 million and other exit costs of $68 million. Also, $31 million of accruals established in prior periods, mainly for severance, were returned to income in the third quarter of 2001, principally due to higher than expected voluntary attrition in the Aerospace and Automation and Control Solutions business segments resulting in reduced severance liabilities.

         In the second quarter of 2001, we recognized a repositioning charge of $151 million for the impairment of three manufacturing facilities and related workforce reductions in our Specialty Materials business segment. The repositioning charge also included workforce reductions principally in our Aerospace Electronic Systems, Home & Building Control and Transportation and Power Systems businesses. The announced workforce reductions consisted of approximately 1,700 manufacturing and administrative positions which are expected to be substantially completed by December 31, 2001. The components of the charge included severance costs of $54 million, asset impairments of $84 million and other exit costs of $13 million. Also, $28 million of accruals established in prior periods, principally for severance, were returned to income in the second quarter of 2001 due to higher than expected voluntary attrition in the Aerospace, Specialty Materials and Corporate business segments resulting in reduced severance liabilities.

         In the first quarter of 2001, we recognized a repositioning charge of $297 million for the costs of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions of approximately 6,500 manufacturing and administrative positions across all of our business segments which are expected to be substantially completed by December 31, 2001. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure principally in our Performance Polymers & Chemicals, Electronic Materials, Transportation and Power Systems and Automotive Consumer Products Group businesses. The components of the charge included severance costs of $259 million, asset impairments of $24 million and other exit costs of $14 million.

         As disclosed in our 2000 Annual Report on Form 10-K, we recognized repositioning charges totaling $338 million in 2000 ($231 and $327 million were recognized in the three- and nine-month periods ended September 30, 2000, respectively). The components of the charges included severance costs of $157 million, asset impairments of $141 million and other exit costs of $40 million. The announced workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are substantially complete. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in the third quarter of 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities.

         The following table summarizes the status of our total repositioning costs:


                                     Severance       Asset       Exit
                                       Costs      Impairments    Costs      Total
                                       -----      -----------    -----      -----
Balance at December 31, 2000           $236         $  -          $ 80      $  316
2001 charges                            727           194           95       1,016
2001 usage                             (224)         (194)         (38)       (456)
Adjustments                             (56)           -            (3)        (59)
                                       ----         -----         ----      ------

Balance at September 30, 2001          $683         $  -          $134      $  817
                                       ====         =====         ====      ======

         In the third quarter of 2001, we recognized other charges consisting of probable and reasonably estimable legal and environmental claims of $181 million, an impairment charge of $145 million related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets of our Friction Materials business (designated, in the third quarter, as held for disposal), $106 million of write-offs principally related to asset impairments, including receivables and inventories, and loss contracts of $39 million.

          In the second quarter of 2001, we recognized other charges consisting of $42 million of transaction expenses related to the proposed merger with GE, customer and employee claims and loss contracts of $140 million, probable and reasonably estimable legal and environmental claims of $162 million, and $167 million of write-offs principally related to asset impairments, including receivables and inventories. We also recognized a charge of $17 million related to an other than temporary decline in value of an equity investment.

          In the first quarter of 2001, we recognized other charges consisting of customer claims and settlements of contracts and contingent liabilities of $148 million and write-offs of receivables and inventories of $50 million. We also recognized charges of $95 million related to an other than temporary decline in value of an equity investment and an equity investee's loss contract. We also redeemed our $200 million 5 3/4% dealer remarketable securities due 2011, resulting in a loss of $6 million.

         In the third quarter of 2000, we recognized other charges consisting of an impairment charge of $245 million related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets of our Friction Materials business and $30 million of write-offs principally related to asset impairments, including inventories.

         The following table summarizes the pretax impact of repositioning and other charges by reportable business segment:


                                                          Periods Ended September 30,
                                                ------------------------------------------------
                                                     Three Months               Nine Months
                                                ----------------------    ----------------------
                                                  2001          2000        2001          2000
                                                  ----          ----        ----          ----
Aerospace                                       $  203          $ 32       $  355         $ 32
Automation and
  Control Solutions                                317            64          785           81
Specialty Materials                                 32           112          242          186
Transportation and
  Power Systems                                    240           243          367          248
Corporate                                          216             9          506            9
                                                ------          ----       ------         ----
                                                $1,008          $460       $2,255         $556
                                                ======          ====       ======         ====


         The following table summarizes the pretax distribution of repositioning and other charges by income statement classification:

                                                                   Periods Ended September 30,
                                                ----------------------------------------------------------------
                                                     Three Months                            Nine Months
                                                ----------------------                --------------------------
                                                  2001           2000                   2001               2000
                                                  ----           ----                   ----               ----
Cost of goods sold                              $  916           $361                 $1,898               $457
Selling, general and
   administrative expenses                          65              -                    151                  -
Equity in (income) loss of
   affiliated companies                             27             99                    200                 99
Other (income) expense                               -              -                      6                  -
                                                ------           ----                 ------               ----
                                                $1,008           $460                 $2,255               $556
                                                ======           ====                 ======               ====

NOTE 10. In October 2001, we issued $500 million of 5 1/8% Notes, due 2006, and $500 million of 6 1/8% Notes, due 2011. Interest on both the 5 1/8% and 6 1/8% Notes is payable in arrears on May 1 and November 1 of each year, beginning on May 1, 2002. In October 2001, we also entered into interest rate swap agreements, which effectively changed $500 million of our 6 7/8% fixed rate Notes to LIBOR- based floating rate debt.

NOTE 11. LITTON LITIGATION - On March 13, 1990, Litton Systems, Inc. (Litton) filed a legal action against Honeywell Inc. (former Honeywell) in U.S. District Court, Central District of California, Los Angeles (the trial court) with claims that were subsequently split into two separate cases. One alleges patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes, and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleges monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. The former Honeywell generally denied Litton's allegations in both cases. In the patent/tort case, the former Honeywell also contested the validity as well as the infringement of the patent, alleging, among other things, that the patent had been obtained by Litton's inequitable conduct before the United States Patent and Trademark Office.

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

         We expect to obtain substantial relief from the current adverse judgment in the antitrust case by our appeal to the Ninth Circuit, based upon sound substantive and procedural legal grounds. We believe that there was no factual or legal basis for the magnitude of the jury's award in the damages retrial and that, as was the case in the first trial, the jury's award should be overturned. We also believe there are serious questions concerning the identity and nature of the business arrangements and conduct which were found by the first antitrust jury in 1996 to be anti-competitive and damaging to Litton, and the verdict of liability should be overturned as a matter of law.

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

         Charges against pretax earnings for legal and environmental claims are included in the charges for the three- and nine-month periods ended September 30, 2001 described in Note 9 on page 9 of this Form 10-Q. Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations. However, considering our past experience, insurance coverage and reserves, we do not expect that these matters will have a material adverse effect on our consolidated financial position.

                        Report of Independent Accountants


To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2001, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


PricewaterhouseCoopers LLP
Florham Park, NJ
November 2, 2001

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


A. RESULTS OF OPERATIONS - THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000
   ---------------------------------------------------------------------------

     Net sales in the third quarter of 2001 were $5,789 million, a decrease of $427 million, or 7 percent compared with the third quarter of 2000. The decrease in sales is attributable to the following:

                  Acquisitions                           - %
                  Divestitures                          (2)
                  Volume/price                          (4)
                  Foreign exchange                      (1)
                                                        ---

                                                        (7)%
                                                        ====

     Segment profit in the third quarter of 2001 was $599 million, a decrease of $342 million, or 36 percent compared with the third quarter of 2000. Segment profit margin for the third quarter of 2001 was 10.3 percent compared with 15.1 percent for the third quarter of 2000. The decrease in segment profit in the third quarter of 2001 was principally the result of a substantial decline in segment profit for the Aerospace, Automation and Control Solutions and Specialty Materials segments. The Transportation and Power Systems segment had higher segment profit. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

     Equity in (income) loss of affiliated companies was a loss of $17 million in the third quarter of 2001 compared with a loss of $68 million in the third quarter of 2000. The third quarters of both 2001 and 2000 included provisions of $27 and $99 million, respectively, for repositioning and other charges. Excluding these charges in both periods, equity in (income) loss of affiliated companies was income of $10 million in the third quarter of 2001 compared with income of $31 million in the third quarter of 2000. The decrease of $21 million in equity income was due mainly to a gain from the sale of our interest in an automotive aftermarket joint venture in the prior year's quarter.

     Other (income) expense was zero in the third quarter of 2001 compared with $35 million of income in the third quarter of 2000. The decrease of $35 million in other income was due principally to lower benefits from foreign exchange hedging and decreased interest income.

     Interest and other financial charges of $99 million in the third quarter of 2001 decreased by $26 million, or 21 percent compared with the third quarter of 2000 due to lower average debt outstanding and lower average interest rates in the current period.

     The effective tax rate in both the third quarters of 2001 and 2000 included the impact of repositioning and other charges. Excluding the impact of these charges in both periods, the effective tax rate was 29.5 percent in the third quarter of 2001 compared with 30.5 percent in the third quarter of 2000. The decrease in the effective tax rate related principally to incremental tax synergies associated with the AlliedSignal and Honeywell Inc. merger in December 1999 and favorable tax audit results.

     Net loss of $308 million, or $(0.38) per share, in the third quarter of 2001 compared with net income of $282 million, or $0.35 per share, in the third quarter of 2000. Adjusted for repositioning and other charges, net income in the third quarter of 2001 was $668 million, or $0.82 per share, higher than reported.

Adjusted for repositioning and other charges, net income in the third quarter of 2000 was $331 million, or $0.41 per share, higher than reported. Net income in the third quarter of 2001 decreased by 41 percent compared with the third quarter of 2000 if both periods are adjusted to exclude the impact of repositioning and other charges.

Review of Business Segments
---------------------------

         Aerospace sales of $2,372 million in the third quarter of 2001 decreased by $86 million, or 4 percent compared with the third quarter of 2000. Excluding the effect of divestitures, sales decreased 2 percent. This decrease principally reflected lower sales to both the commercial air transport and business and general aviation aftermarket. This decrease was partially offset by higher sales of original equipment to air transport manufacturers and regional jet customers. The lower commercial aftermarket sales resulted from the abrupt downturn in the aviation industry following the terrorists attacks on September 11, 2001 and the already weakened economy. This dramatic downturn in the commercial air transport industry will continue to negatively impact the operating results of our aerospace segment in the fourth quarter of 2001 and the full year 2002. In response, we have accelerated our cost-reduction actions and further accelerated efforts to improve performance.

         Aerospace segment profit of $393 million in the third quarter of 2001 decreased by $172 million, or 30 percent compared with the third quarter of 2000. This decrease related principally to lower aftermarket sales, engineering and development costs related to new products, increased sales of lower-margin original equipment products and the impact of prior year divestitures. This decrease was partially offset by cost reduction actions, primarily workforce reductions.

         Automation and Control Solutions sales of $1,780 million in the third quarter of 2001 decreased by $81 million, or 4 percent compared with the third quarter of 2000. Excluding the effects of foreign exchange and net divestitures, sales decreased approximately 2 percent. This decrease resulted primarily from lower sales for our Control Products business due to a decline in our VCSEL fiber optic business. Our Enterprise Service and Solutions business also had lower sales due primarily to weakness in our security monitoring business. This decrease was partially offset by significantly higher sales for our Industry Solutions business driven primarily by an increase in our long-term manageability contracts, our industrial automation offering. Sales were also slightly higher for our Security and Fire Solutions business.

         Automation and Control Solutions segment profit of $192 million in the third quarter of 2001 was lower by $85 million, or 31 percent compared with the third quarter of 2000 due principally to lower volumes in our Control Products and Enterprise Service and Solutions businesses, higher raw material costs and pricing pressures across the segment, and the impact of prior year divestitures. This decrease was partially offset by lower costs due to workforce reductions.

         Specialty Materials sales of $775 million in the third quarter of 2001 decreased by $239 million, or 24 percent compared with the third quarter of 2000. Excluding the effect of net divestitures, sales decreased 19 percent. This decrease was driven by a substantial decline in sales for our Electronic Materials business due to weakness in the electronics and telecommunications markets, including the effects of a broad inventory correction. Sales were also lower for our Nylon System and Performance Fibers businesses due to weakness in the carpet and automotive end-markets.

         Specialty Materials segment loss of $(19) million in the third quarter of 2001 compared with segment profit of $98 million in the third quarter of 2000. This decrease resulted primarily from lower volumes and price declines principally in our Electronic Materials, Nylon System and Performance Fibers businesses and the impact of prior year divestitures. This decrease was partially offset by improving raw material costs and the effects of plant shutdowns and workforce reductions.

         Transportation and Power Systems sales of $851 million in the third quarter of 2001 decreased by $15 million, or 2 percent compared with the third quarter of 2000. Excluding the effects of foreign exchange and divestitures, sales increased 1 percent. Sales were significantly higher for our Turbocharging Systems business as strong demand continued in the European diesel-powered passenger car market. This increase was partially offset by lower sales for our Commercial Vehicle Systems business due to the ongoing decline in heavy-duty truck builds in North America. Sales for our Friction Materials and Consumer Products Group businesses also declined due to weakness in automotive end-markets.

         Transportation and Power Systems segment profit of $65 million in the third quarter of 2001 increased by $24 million, or 59 percent compared with the third quarter of 2000 due principally to higher sales in our Turbocharging Systems business and the fact that the prior year included costs associated with a product recall in our Commercial Vehicle Systems business.

B. RESULTS OF OPERATIONS - NINE MONTHS 2001 COMPARED WITH NINE MONTHS 2000
   -----------------------------------------------------------------------

     Net sales in the first nine months of 2001 were $17,799 million, a decrease of $770 million, or 4 percent compared with the first nine months of 2000. The decrease in sales is attributable to the following:

                  Acquisitions                           1 %
                  Divestitures                          (2)
                  Volume/price                          (2)
                  Foreign exchange                      (1)
                                                        ---

                                                        (4)%
                                                        ===

     Segment profit in the first nine months of 2001 was $2,032 million, a decrease of $716 million, or 26 percent compared with the first nine months of 2000. Segment profit margin for the first nine months of 2001 was 11.4 percent compared with 14.8 percent for the first nine months of 2000. The decrease in segment profit in the first nine months of 2001 was principally the result of a substantial decline in segment profit for the Specialty Materials and Automation and Control Solutions segments. The Aerospace and Transportation and Power Systems segments had significantly lower segment profit. Segment profit is discussed in detail by segment in the Review of Business Segments section below.

     (Gain) on sale of non-strategic businesses of $112 million in the first nine months of 2000 represented the pretax gain on the government-mandated divestiture of the former Honeywell's TCAS product line in connection with the merger of AlliedSignal and Honeywell Inc. in December 1999.

     Equity in (income) loss of affiliated companies was a loss of $205 million in the first nine months of 2001 compared with a loss of $50 million in the first nine months of 2000. The first nine months of both 2001 and 2000 included provisions of $200 and $99 million, respectively, for repositioning and other charges. Excluding these charges in both periods, equity in (income) loss of affiliated companies was a loss of $5 million in the first nine months of 2001 compared with income of $49 million in the first nine months of 2000. The decrease of $54 million in equity income was due mainly to a gain from the sale of our interest in an automotive aftermarket joint venture in the prior year. Lower earnings from joint ventures principally in our Specialty Materials and Automation and Control Solutions segments also contributed to the decrease.

     Other (income) expense, $18 million of income in the first nine months of 2001, decreased by $30 million compared with the first nine months of 2000. The first nine months of 2001 included a net provision of $5 million consisting of a $6 million charge related to the redemption of our $200 million 5 3/4% dealer remarketable securities and a $1 million credit recognized upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Excluding this net provision, other (income) expense was $23 million of income in the first nine months of 2001, a decrease of $25 million compared with the first nine months of 2000 due to lower benefits from foreign exchange hedging and decreased interest income partially offset by lower minority interest.

     Interest and other financial charges of $313 million in the first nine months of 2001 decreased by $52 million, or 14 percent compared with the first nine months of 2000 due to lower average debt outstanding and lower average interest rates in the current period.

     The effective tax rate in both the first nine months of 2001 and 2000 included the impact of repositioning and other charges, while the effective tax rate in the first nine months of 2000 also included the impact of the gain on the disposition of the TCAS product line of the former Honeywell. Excluding the impact of these items in both periods, the effective tax rate was 29.5 percent in the first nine months of 2001 compared with 30.5 percent in the first nine months of 2000. The decrease in the effective tax rate related principally to incremental tax synergies associated with the AlliedSignal and Honeywell Inc. merger in December 1999 and favorable tax audit results.

     Net loss of $217 million, or $(0.27) per share, in the first nine months of 2001 compared with net income of $1,405 million, or $1.74 per share, in the first nine months of 2000. Adjusted for repositioning and other charges, net income in the first nine months of 2001 was $1,442 million, or $1.78 per share, higher than reported. Adjusted for repositioning and other charges and the gain on the disposition of the TCAS product line of the former Honeywell, net income in the first nine months of 2000 was $319 million, or $0.40 per share, higher than reported. Net income in the first nine months of 2001 decreased by 29 percent compared with the first nine months of 2000 if both periods are adjusted to exclude the impact of repositioning and other charges and the gain on the disposition of the TCAS product line of the former Honeywell.

Review of Business Segments
---------------------------

         Aerospace sales of $7,315 million in the first nine months of 2001 were basically flat compared with the first nine months of 2000. Sales of original equipment to air transport manufacturers increased significantly. Sales of original equipment to business and general aviation customers also increased slightly. This increase was offset by lower sales to the aftermarket and the effect of prior year divestitures.

         Aerospace segment profit of $1,348 million in the first nine months of 2001 decreased by $256 million, or 16 percent compared with the first nine months of 2000. This decrease related principally to higher sales of lower-margin original equipment products, lower aftermarket volumes, higher retirement benefit costs, engineering and development costs related to new products, and the impact of prior year divestitures.

         Automation and Control Solutions sales of $5,309 million in the first nine months of 2001 decreased by $132 million, or 2 percent compared with the first nine months of 2000. Excluding the effects of foreign exchange and net acquisitions, sales decreased approximately 1 percent. Sales for our Industry Solutions business were higher due principally to an increase in our long-term manageability contracts. Sales for our Security and Fire Solutions business were also slightly higher due to our acquisition of Pittway in the prior year. This increase was more than offset by lower sales for our Control Products and Enterprise Service and Solutions businesses.

         Automation and Control Solutions segment profit of $566 million in the first nine months of 2001 was lower by $176 million, or 24 percent compared with the first nine months of 2000. This decrease resulted principally from lower sales for our Control Products and Enterprise Service and Solutions businesses, higher raw material costs and pricing pressures across the segment, higher retirement benefit costs and the impact of prior year divestitures partially offset by lower costs due to workforce reductions.

         Specialty Materials sales of $2,563 million in the first nine months of 2001 decreased by $537 million, or 17 percent compared with the first nine months of 2000. This decrease was driven by a substantial decline in sales for our Electronic Materials business due to weakness in the electronics and telecommunications markets and the impact of prior year divestitures. Sales were also lower in our Nylon System and Performance Fibers businesses.

         Specialty Materials segment profit of $57 million in the first nine months of 2001 was lower by $243 million, or 81 percent compared with the first nine months of 2000. This decrease resulted primarily from lower sales in our Electronic Materials, Nylon System and Performance Fibers businesses, higher energy and raw material costs and the impact of prior year divestitures.

         Transportation and Power Systems sales of $2,577 million in the first nine months of 2001 decreased by $88 million, or 3 percent compared with the first nine months of 2000. Excluding the effects of foreign exchange and net divestitures, sales were flat. Sales were significantly higher for our Turbocharging Systems business due to continued strong demand in Europe. This increase was offset by lower sales for our Commercial Vehicle Systems business due to decreased heavy-duty truck builds in North America and lower sales for our Friction Materials and Consumer Products Group businesses due to weakness in automotive end-markets.

         Transportation and Power Systems segment profit of $178 million in the first nine months of 2001 decreased by $33 million, or 16 percent compared with the first nine months of 2000. This decrease principally reflected lower sales in our Friction Materials and Consumer Products Group businesses and losses related to our Turbogenerator product line which was shutdown in the third quarter of 2001.

C. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
   ----------------------------------------------------

         Total assets at September 30, 2001 were $25,332 million, an increase of $157 million, or 1 percent from December 31, 2000.

         Cash provided by operating activities of $1,357 million during the first nine months of 2001 increased by $4 million compared with the first nine months of 2000 as improved working capital performance offset the decrease in earnings.

         Cash used for investing activities of $680 million during the first nine months of 2001 decreased by $1,878 million compared with the first nine months of 2000 due principally to the acquisition of Pittway in the prior year. This decrease was partially offset by the absence of proceeds from sales of businesses in the current period. We expect our total capital spending in 2001 to be approximately $900 million.

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

         Cash used for financing activities of $549 million during the first nine months of 2001 increased by $1,828 million compared with the first nine months of 2000 due principally to the issuance of $1 billion of 7.50% Notes and $750 million of 6.875% Notes in February and September 2000, respectively. Total debt of $5,483 million at September 30, 2001 was $140 million, or 3 percent lower than at December 31, 2000. In October 2001, we issued $500 million of 5 1/8% Notes, due 2006, and $500 million of 6 1/8% Notes, due 2011. The net proceeds of approximately $992 million from this debt offering will be used for repayment of outstanding debt, including commercial paper, as well as for general corporate purposes, which may include repurchase of our common stock, investments in or extensions of credit to our subsidiaries, or the financing of possible acquisitions or business expansion.

Repositioning Charges
---------------------

         In the third quarter of 2001, we recognized a repositioning charge of $568 million related to workforce reductions principally in our Aerospace and Automation and Control Solutions business segments. The announced workforce reductions consisted of approximately 11,800 manufacturing and administrative positions which are expected to be completed by September 30, 2002. The repositioning charge also included asset impairments and other exit costs related to the shutdown of our Turbogenerator product line, plant closures and the rationalization of manufacturing capacity and infrastructure mainly in our Aerospace, Automation and Control Solutions and Transportation and Power Systems business segments. The components of the charge included severance costs of $414 million, asset impairments of $86 million and other exit costs of $68 million. Also, $31 million of accruals established in prior periods, mainly for severance, were returned to income in the third quarter of 2001, principally due to higher than expected voluntary attrition in the Aerospace and Automation and Control Solutions business segments resulting in reduced severance liabilities. The net pretax impact of the repositioning charge by business segment was as follows: Automation and Control Solutions - $180 million; Aerospace - $169 million; Transportation and Power Systems - $93 million; Corporate - $63 million; and Specialty Materials - $32 million.

         In the second quarter of 2001, we recognized a repositioning charge of $151 million for the impairment of three manufacturing facilities and related workforce reductions in our Specialty Materials business segment. The repositioning charge also included workforce reductions principally in our Aerospace Electronic Systems, Home & Building Control and Transportation and Power Systems businesses. The announced workforce reductions consisted of approximately 1,700 manufacturing and administrative positions which are expected to be substantially completed by December 31, 2001. The components of the charge included severance costs of $54 million, asset impairments of $84 million and other exit costs of $13 million. Also, $28 million of accruals established in prior periods, principally for severance, were returned to income in the second quarter of 2001 due to higher than expected voluntary attrition in the Aerospace, Specialty Materials and Corporate business segments resulting in reduced severance liabilities. The net pretax impact of the repositioning charge by business segment was as follows: Specialty Materials - $96 million;
Corporate - $22 million; Automation and Control Solutions - $8 million; Transportation and Power Systems - $3 million; and Aerospace - ($6) million.

         In the first quarter of 2001, we recognized a repositioning charge of $297 million for the costs of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions of approximately 6,500 manufacturing and administrative positions across all of our business segments which are expected to be substantially completed by December 31, 2001. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure principally in our Performance Polymers & Chemicals, Electronic Materials, Transportation and Power Systems and Automotive Consumer Products Group businesses. The components of the charge included severance costs of $259 million, asset impairments of $24 million and other exit costs of $14 million. The pretax impact of the repositioning charge by business segment was as follows: Automation and Control Solutions - $132 million; Aerospace - $64 million; Specialty Materials - $44 million; Transportation and Power Systems - $37 million; and Corporate - $20 million.

         As disclosed in our 2000 Annual Report on Form 10-K, we recognized repositioning charges totaling $338 million in 2000 ($231 and $327 million were recognized in the three- and nine-month periods ended September 30, 2000, respectively). The components of the charges included severance costs of $157 million, asset impairments of $141 million and other exit costs of $40 million. The announced workforce reductions consisted of approximately 2,800 manufacturing and administrative positions and are substantially complete. Also, $46 million of accruals established in 1999, principally for severance, were returned to income in the third quarter of 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities.

         We expect that the repositioning actions committed to in 2001 will generate pretax savings of approximately $400 million in 2001 and $1.2 billion in 2002. Cash expenditures for severance and other exit costs necessary to execute these actions will approximate $800 million. Cash spending for severance and other exit costs for 2001 and 2000 repositioning actions were $262 million for the nine months ended September 30, 2001 and were funded through operating cash flows.

D. OTHER MATTERS
   -------------

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the provisions of which are effective for us on January 1, 2002. SFAS No. 144 provides guidance on the accounting and reporting for the impairment or disposal of long-lived assets.

We are currently evaluating the effect that the adoption of the provisions of SFAS No. 144 will have on our results of operations and financial position.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), the provisions of which are effective for us on January 1, 2003. SFAS No. 143 requires entities to recognize the fair value of a liability for tangible long-lived asset retirement obligations in the period incurred, if a reasonable estimate of fair value can be made. We are currently evaluating the effect that the adoption of the provisions of SFAS No. 143 will have on our results of operations and financial position.

     In June 2001, the FASB issued Statement of Financial Accounting
Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating the provisions of SFAS No. 142 and anticipate net income will increase following adoption as amortization of recorded goodwill and indefinite-lived intangible assets is discontinued effective January 1, 2002 under the provisions of this standard.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     See our 2000 Annual Report on Form 10-K (Item 7A). At September 30, 2001, there has been no material change in this information. As described in Note 10 on page 11 of this Form 10-Q, in October 2001, we issued $500 million of 5 1/8% Notes and $500 million of 6 1/8% Notes and also entered into interest rate swap agreements related to $500 million of our 6 7/8% fixed rate Notes. The following table illustrates the potential change in fair value as of the date of issuance for the 5 1/8% and 6 1/8% Notes and the $500 million of interest rate swap agreements based on a hypothetical immediate one-percentage-point increase in interest rates.


                              Face or                                   Estimated
                             Notional       Carrying         Fair      (Decrease)
                             Amount(1)      Value(1)       Value(1)   In Fair Value
                             ---------      --------       --------   -------------
5 1/8% Notes                  $(500)         $(497)         $(497)       $(22)
6 1/8% Notes                   (500)          (499)          (499)        (37)
Interest Rate Swaps             500            --              --         (16)

(1) Asset or (liability)

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         See Note 11 on page 11 of this Form 10-Q.

ITEM 5.  OTHER INFORMATION
         -----------------

         In order for a shareowner proposal to be considered for inclusion in Honeywell's proxy statement for the 2002 Annual Meeting pursuant to Rule 14a-8 of the Securities and Exchange Commission (SEC), the proposal must be received at our offices a reasonable time before we begin to print and mail our proxy materials. Honeywell has set the deadline for receipt of such proposals as the close of business on February 28, 2002. Proposals submitted thereafter will be opposed as not timely filed.

         If a shareowner intends to present a proposal for consideration at the 2002 Annual Meeting outside the processes of SEC Rule 14a-8, we must receive notice of such proposal on or before April 30, 2002. Otherwise the proposal will be considered untimely under our By-laws. In addition, Honeywell's proxies will have discretionary voting authority on any vote with respect to such proposal, if presented at the meeting, without including information regarding the proposal in our proxy materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits. The following exhibits are filed with this Form 10-Q:

                  3(ii)   By-laws of Honeywell International Inc., as amended

                  10.23 Settlement Agreement between Honeywell International Inc., Honeywell Europe S.A. and their affiliates and Giannantonio Ferrari, dated July 27, 2001.

                  15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2001.

             1. On July 3, 2001, a report was filed reporting the decision by the European Commission prohibiting the proposed merger of Honeywell and General Electric Company, the retirement of Chairman and CEO Michael R. Bonsignore and the appointment of Lawrence A. Bossidy as Chairman and Chief Executive Officer.
             2. On July 16, 2001, a report was filed reporting that both Honeywell and General Electric each granted its consent under the Merger Agreement to enable both companies to engage in activities previously prohibited by the Merger Agreement.
             3. On July 20, 2001, a report was filed reporting the setting of December 7, 2001, as the date for our 2001 Annual Shareowners Meeting.

                               SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Honeywell International Inc.

Date: November 14, 2001                   By: /s/ John J. Tus
                                              ----------------------
                                              John J. Tus
                                              Vice President and Controller
                                              (on behalf of the Registrant
                                              and as the Registrant's
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                                       Description
--------------                                       -----------
         2                                           Omitted (Inapplicable)

         3(ii)                                       By-laws of Honeywell International Inc., as amended

         4                                           Omitted (Inapplicable)

         10.23*                                      Settlement Agreement between Honeywell
                                                     International Inc., Honeywell Europe
                                                     S.A. and their affiliates and Giannantonio
                                                     Ferrari, dated July 27, 2001

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

----------

         The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.