Form 10-K
period 2001-12-31
HONEYWELL INTERNATIONAL INC
filed 2002-03-20
CIK 773840

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                                            -----------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                         Commission file number 1-8974
                                                ------

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

Registrant's telephone number, including area code (973)455-2000
                                                   -------------
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $27.6 billion at December 31, 2001.

There were 814,966,481 shares of Common Stock outstanding at December 31, 2001.

================================================================================

                               TABLE OF CONTENTS

         ITEM                                                                                              PAGE
         ----                                                                                              ----
Part I.   1   Business...................................................................................    1
          2   Properties.................................................................................    9
          3   Legal Proceedings..........................................................................   10
          4   Submission of Matters to a Vote of Security Holders........................................   10

Part II.  5   Market for Registrant's Common Equity and Related Stockholder Matters......................   12
          6   Selected Financial Data....................................................................   12
          7   Management's Discussion and Analysis of Financial Condition and Results of Operations......   13
          7A  Quantitative and Qualitative Disclosures About Market Risk.................................   25
          8   Financial Statements and Supplementary Data................................................   26
          9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   59

Part III. 10  Directors and Executive Officers of the Registrant.........................................   59
          11  Executive Compensation.....................................................................   63
          12  Security Ownership of Certain Beneficial Owners and Management.............................   66
          13  Certain Relationships and Related Transactions.............................................   67

Part IV.  14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................   68

Signatures...............................................................................................   69

---------

    This report contains certain statements that may be deemed 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                                    PART I.

ITEM 1. BUSINESS

    Honeywell International Inc. (Honeywell) is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control technologies for buildings, homes and industry, automotive products, specialty chemicals, fibers, plastics and electronic and advanced materials. Honeywell was incorporated in Delaware in 1985.

MAJOR BUSINESSES

    We globally manage our business operations through strategic business units, which have been aggregated under four reportable segments: Aerospace, Automation and Control Solutions, Specialty Materials and Transportation and Power Systems. Financial information related to our reportable segments is included in 'Item 8. Financial Statements and Supplementary Data' in Note 24 of Notes to Financial Statements.

    Following is a description of our strategic business units:

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
AEROSPACE
Engines, Systems     Turbine propulsion          TFE731 turbofan            Business, regional              United Technologies
and Services         engines                     TPE331 turboprop            and military trainer aircraft   (Pratt & Whitney
                                                 TFE1042 turbofan           Commercial and military          Canada)
                                                 F124 turbofan               helicopters                    Rolls Royce/
                                                 LF502 turbofan             Military vehicles                Allison
                                                 LF507 turbofan             Commercial and military         Turbomeca
                                                 CFE738 turbofan             marine craft                   Williams
                                                 AS907 turbofan
                                                 T53, T55 turboshaft
                                                 LT101 turboshaft
                                                 T800 turboshaft
                                                 TF40 turboshaft
                                                 TF50 turboshaft
                                                 AGT1500 turboshaft
                                                 LV 100 turboshaft
                                                 Retrofits
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Auxiliary power units       Airborne auxiliary         Commercial, regional,           United Technologies
                     (APUs)                       power units                business and                    (Pratt & Whitney
                                                 Jet fuel starters           military aircraft               Canada)
                                                 Secondary power            Ground power                    United Technologies
                                                  systems                                                    (Hamilton
                                                 Ground power units                                          (Sundstrand)
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Industrial power            ASE 8 turboshaft           Ground based                    European Gas
                                                 ASE 40/50                   utilities, industrial           Turbines
                                                  turboshaft                 or mechanical                  Rolls Royce/
                                                                             drives                          Allison
                                                                                                            Solar
                     ----------------------------------------------------------------------------------------------------------
                     Environmental control       Air management systems:    Commercial, regional            Auxilec
                     systems                      Air conditioning           and general                    Barber Colman
                                                  Bleed air                  aviation aircraft              Dukes
                                                  Cabin pressure control    Military aircraft               Eaton-Vickers
                                                  Air purification and      Ground vehicles                 Liebherr
                                                    treatment               Spacecraft                      Litton Breathing
                                                  De-icing                                                   Systems
                                                 Electrical power systems:                                  Pacific Scientific
                                                  Power distribution and                                    Parker Hannifin
                                                    control                                                 United Technologies
                                                  Emergency power                                            (Hamilton
                                                    generation                                               Sundstrand)
                                                  Fuel cells                                                Smiths
                                                 Repair, overhaul and                                       TAT
                                                  spare parts                                               TRW (Lucas
                                                                                                             Aerospace)
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Engine systems and          Electronic and             Commercial, regional and        BAE Controls
                     accessories                  hydromechanical            general aviation aircraft      Goodrich
                                                  fuel controls             Military aircraft                (Chandler-Evans)
                                                 Engine start systems                                       Parker Hannifin
                                                 Electronic engine                                          TRW (Lucas
                                                  controls                                                   Aerospace)
                                                 Sensors                                                    United Technologies
                                                 Electric and pneumatic                                      (Hamilton
                                                  power generation systems                                   Sundstrand)
                                                 Thrust reverser
                                                  actuation, pneumatic and
                                                  electric
                     ----------------------------------------------------------------------------------------------------------
                     Aircraft hardware           Consumable hardware,       Commercial and military         Arrow Pemco
                     distribution                 including fasteners,       aviation and space programs    Avnet
                                                  bearings, bolts and                                       Dixie
                                                  o-rings                                                   Fairchild Direct
                                                 Adhesives, sealants,                                       Jamaica Bearings
                                                  lubricants, cleaners                                      M&M Aerospace
                                                  and paints                                                Pentacon
                                                 Electrical connectors,                                     Wesco Aircraft
                                                  switches, relays and
                                                  circuit breakers
                                                 Value-added services,
                                                  repair and overhaul
                                                  kitting and point-of-use
                                                  replenishment
-------------------------------------------------------------------------------------------------------------------------------
Aerospace            Avionics systems            Flight safety systems:     Commercial, business            Airshow, Inc.
Electronic                                        Enhanced Ground            and general aviation aircraft  Boeing/Jeppesen
Systems                                             Proximity Warning       Government aviation             Century
                                                    Systems (EGPWS)                                         Garmin
                                                  Traffic Alert and                                         Goodrich
                                                    Collision Avoidance                                     Kaiser
                                                    Systems (TCAS)                                          L3
                                                  Windshear detection                                       Litton
                                                    systems                                                 Lockheed Martin
                                                  Flight data and cockpit                                   Northrop Grumman
                                                    voice recorders                                          (Litton)
                                                 Communication, navigation                                  Rockwell Collins
                                                  and surveillance                                          Smiths
                                                  systems:                                                  S-tec
                                                  Weather radar                                             Thales
                                                  Navigation &                                              Trimble/Terra
                                                    communication radios                                    Universal Avionics
                                                  Air-to-ground telephones                                  Universal Weather
                                                  Global positioning
                                                    systems
                                                  Automatic flight control
                                                    systems
                                                  Surveillance systems
                                                 Integrated systems
                                                 Flight management systems
                                                 Cockpit display systems
                                                 Data management and
                                                  aircraft performance
                                                  monitoring systems
                                                 Vehicle management
                                                  systems
                                                 Aircraft information
                                                  systems
                                                 Network file servers
                                                 Wireless network
                                                  transceivers
                                                 Satellite TV systems
                                                 Audio/Video equipment
                                                 Weather information
                                                  network
                                                 Navigation database
                                                  information
                     ----------------------------------------------------------------------------------------------------------
                     Airfield and obstruction    Inset lights               Airports                        Safegate
                     lighting                    Control and monitoring                                     Siemens
                                                  systems
                                                 Regulators
                                                 Tower and obstruction
                                                  lights
                                                 Visual docking guidance
                                                  systems
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Inertial sensor             Inertial sensor systems    Military and                    Astronautics-
                                                  for guidance,              commercial vehicles             Kearfott
                                                  stabilization,            Commercial spacecraft           BAE
                                                  navigation and control     and launch vehicles            Ball
                                                 Gyroscopes,                Energy utility boring           GEC
                                                  accelerometers, inertial  Transportation                  Northrop Grumman
                                                  measurement units and     Missiles                         (Litton)
                                                  thermal switches          Munitions                       Rockwell
                     ----------------------------------------------------------------------------------------------------------
                     Space products and          Guidance subsystems        Commercial spacecraft           Ithaco
                     subsystems                  Control subsystems         DOD                             L3
                                                 Processing subsystems      FAA                             Northrop Grumman
                                                 Radiation hardended        NASA                             (Litton)
                                                  electronics and                                           Raytheon
                                                  integrated circuits
                                                 GPS-based landing systems
                     ----------------------------------------------------------------------------------------------------------
                     Management and technical    Maintenance/operation      U.S. and foreign government     Boeing
                     services                     and provision of space     space communications,          Computer Sciences
                                                  systems, services          logistics and information      Dyncorp
                                                  and facilities             services                       ITT
                                                 Systems engineering        Commercial space ground         Lockheed Martin
                                                  and integration            segment systems and services   SAIC
                                                 Information technology                                     United Space
                                                  services                                                   Alliance
                                                 Logistics and sustainment
-------------------------------------------------------------------------------------------------------------------------------
Aircraft Landing     Landing systems             Wheels and brakes          Commercial and                  Aircraft Braking
Systems                                          Friction products           military aircraft               Systems
                                                 Wheel and brake                                            Dunlop
                                                  overhaul services                                         Goodrich
                                                                                                            Messier-Bugatti
-------------------------------------------------------------------------------------------------------------------------------
Federal              Management services         Maintenance/               U.S. government                 Bechtel
Manufacturing &                                   operation of facilities                                   Lockheed Martin
Technologies                                                                                                The Washington
                                                                                                             Group
-------------------------------------------------------------------------------------------------------------------------------

AUTOMATION AND CONTROL SOLUTIONS

Control Products     Products                    Heating, ventilating and   Original equipment              Carrier
                                                  air conditioning           manufacturers (OEMs)           Cherry
                                                  controls and components   Distributors                    Danfoss
                                                  for homes and buildings   Contractors                     DSC
                                                 Indoor air quality         Retailers                       Eaton
                                                  products including        System integrators              Emerson
                                                  zoning, air cleaners,     Commercial customers and        Endruss & Hauser
                                                  humidification, heat and   homeowners served by the       EST
                                                  energy recovery            distributor, wholesaler,       Holmes
                                                  ventilators                contractor, retail and         Invensys
                                                 Controls plus integrated    utility channels               Johnson Controls
                                                  electronic systems for    Package and materials handling  Omron
                                                  burners, boilers and       operations                     Siemens
                                                  furnaces                  Appliance manufacturers         Yokogawa
                                                 Consumer household         Automotive companies
                                                  products including        Aviation companies
                                                  heaters, fans,            Food and beverage processors
                                                  humidifiers, air          Medical equipment
                                                  cleaners and thermostats  Heat treat processors
                                                 Water controls             Computer and business
                                                 Sensors, measurement,       equipment manufacturers
                                                  control and industrial    Data acquisition companies
                                                  components
                                                 Field instrumentation
                                                 Analytical
                                                  instrumentation
                                                 Recorders
                                                 Controllers
                                                 Datacom components
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
Service              Solutions and services      HVAC and building control  Building managers and owners    GroupMac
                                                  solutions and services    Contractors, architects and     Invensys
                                                 Energy management           developers                     Johnson Controls
                                                  solutions and services    Consulting engineers            Local contractors
                                                 Security and asset         Security directors               and utilities
                                                  management solutions and  Plant managers                  Siemens
                                                  services                  Utilities                       Trane
                                                 Enterprise building        Large, global corporations
                                                  integration solutions     Public school systems
                                                 Building information       Universities
                                                  services                  Local governments
                                                 Critical environment
                                                  control solutions and
                                                  services
-------------------------------------------------------------------------------------------------------------------------------
Industry Solutions   Industrial automation       Advanced control software  Refining and petrochemical      Asea Brown Boveri
                     solutions                    and industrial             companies                      Aspentech
                                                  automation systems for    Chemical manufacturers          Emerson (Fisher-
                                                  control and monitoring    Oil and gas producers            Rosemount)
                                                  of continuous, batch and  Food and beverage processors    Invensys
                                                  hybrid operations         Pharmaceutical companies        Siemens
                                                 Process control            Utilities                       Yokogawa
                                                  instrumentation           Film and coated producers
                                                 Production management      Pulp and paper industry
                                                  software                  Continuous web producers in
                                                 Communications systems      the paper, plastics, metals,
                                                  for Industrial Control     rubber, non-wovens and
                                                  equipment and systems      printing industries
                                                 Consulting, networking
                                                  engineering and
                                                  installation
-------------------------------------------------------------------------------------------------------------------------------
Security & Fire      Security and fire           Security products and      OEMs                            Interlogix
Solutions            products and services        systems                   Retailers                       Phillips
                                                 Fire products and systems  Distributors                    Siemens
                                                                            Commercial customers            Simplex
                                                                             and homeowners served by the   SPX (EST)
                                                                             distributor, wholesaler,       Tyco (DSC)
                                                                             contractor, retail and
                                                                             utility channels
-------------------------------------------------------------------------------------------------------------------------------

SPECIALTY MATERIALS

Specialty Materials  Nylon products and          Nylon filament and         Commercial, residential and     BASF
                     services                     staple yarns               specialty carpet markets       DSM
                                                 Bulk continuous            Nylon for fibers,               DuPont
                                                  filament                   engineered resins and film     Enichem
                                                 Nylon polymer              Fertilizer ingredients          Rhodia
                                                 Caprolactam                Specialty chemicals             Solutia
                                                 Ammonium sulfate           Vitamins                        UBE
                                                 Cyclohexanol               Paper milling
                                                 Cyclohexanone
                                                 Sulfuric acid
                                                 Ammonia
                     ----------------------------------------------------------------------------------------------------------
                     Engineered applications     Thermoplastic nylon        Food and pharmaceutical         BASF
                     and solutions               Thermoplastic alloys        packaging                      Bayer
                                                  and blends                Housings (e.g., electric hand   DuPont
                                                 Post-consumer               tools, chain saws)             EMS
                                                  recycled PET resins       Industrial applications         Hoechst
                                                 Cast nylon                 Automotive components           Kolon
                                                 Biaxially oriented nylon   Office furniture                Monsanto
                                                  film                      Electrical and electronics      Rexam Custom
                                                 Fluoropolymer film                                         Toyobo
                                                                                                            Wellman
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES          MAJOR PRODUCTS/SERVICES       MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------          -----------------------       --------------------            ---------------
                     Performance fibers       Industrial nylon and          Passenger car and truck tires   Acordis
                                               polyester yarns              Passenger car and light truck   Akra
                                              Extended-chain                 seatbelts and airbags          DSM
                                               polyethylene composites      Broad woven fabrics             DuPont
                                                                            Ropes and mechanical            Hyosung
                                                                             rubber goods                   Kolon
                                                                            Luggage                         Kosa
                                                                            Sports gear                     Solutia
                                                                            Bullet resistant vests,
                                                                             helmets and heavy armor
                                                                            Cut-resistant workwear
                                                                            Sailcloth
                                                                            Cordage
                     ----------------------------------------------------------------------------------------------------------
                     Fluorocarbons            Genetron'r' refrigerants,     Refrigeration                   Atofina
                                               aerosol and                  Air conditioning                DuPont
                                               insulation foam blowing      Polyurethane foam               INEOS Fluor
                                               agents                       Precision cleaning              Solvay
                                              Genesolv'r' solvents          Optical
                                              Oxyfume sterilant gases       Metalworking
                                                                            Hospitals
                                                                            Medical equipment
                                                                             manufacturers
                     ----------------------------------------------------------------------------------------------------------
                     Hydrofluoric acid (HF)   Anhydrous and aqueous         Fluorocarbons                   Ashland
                                               hydrofluoric acid            Steel                           Atofina
                                                                            Oil refining                    DuPont
                                                                            Chemical intermediates          E. Merck
                                                                                                            Hashimoto
                                                                                                            Norfluor
                                                                                                            Quimica Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Fluorine specialties     Sulfur hexafluoride (SF[u]6)  Electric utilities              Air Products
                                              Iodine pentafluoride          Magnesium                       Asahi Glass
                                               (IF[u]5)                     Gear manufacturers              Atofina
                                              Antimony pentafluoride                                        Ausimont
                                               (SbF[u]5)                                                    Kanto Denko Kogyo
                                                                                                            Solvay Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Nuclear services         UF[u]6 conversion             Nuclear fuel                    British Nuclear
                                               services                     Electric utilities               Fuels
                                                                                                            Cameco
                                                                                                            Cogema
                                                                                                            Tennex
                     ----------------------------------------------------------------------------------------------------------
                     Pharmaceutical and       Active pharmaceutical         Agrichemicals                   Avecia
                     agricultural chemicals    ingredients                  Pharmaceuticals                 Cambrex
                                              Oxime-based fine                                              DSM
                                               chemicals                                                    Lonza
                                              Fluoroaromatics
                                              Bromoaromatics
                     ----------------------------------------------------------------------------------------------------------
                     High purity chemicals    Ultra high purity HF          Semiconductors                  Ashland
                                              Solvents                                                      Arch
                                              Inorganic acids                                               E. Merck
                                              High purity solvents                                          Sigma Aldrich
                     ----------------------------------------------------------------------------------------------------------
                     Industrial specialties   HF derivatives                Diverse by product type         Varies by product
                       Imaging chemicals      Fluoroaromatics                                                line
                       Luminescence           Photodyes
                       Chemical processing    Phosphors
                       Display chemicals      Catalysts
                       Surface treatment      Oxime silanes
                       Catalysts              Hydroxylamine
                       Sealants
                     ----------------------------------------------------------------------------------------------------------
                     Specialty waxes          Polyethylene waxes            Coatings                        BASF
                                              Petroleum waxes and           Inks                            Clariant
                                               blends                       Candles                         Eastman
                                                                            Tire/Rubber                     Exxon
                                                                            Personal care                   IGI
                                                                            Packaging                       Leuna
                                                                                                            Schumann-Sasol
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Specialty additives         Polyethylene waxes         PVC                             Eastman
                                                 Petroleum waxes and        Plastics                        Henkel
                                                  blends                                                    PolyOne
                                                 PVC lubricant systems
                                                 Plastic additives
                     ----------------------------------------------------------------------------------------------------------
                     Wafer                       Interconnect-              Semiconductors                  Applied Materials
                     fabrication                  dielectrics               Microelectronics                Dow Chemical
                     materials and               Interconnect-metals        Telecommunications              Dow Corning
                     services                    Semiconductor packaging                                    Japan Energy
                                                  materials                                                 JSR
                                                 Advanced polymers                                          Material Research
                                                 Sapphire substrates                                        Tokyo-Ohka
                                                 Anti-reflective coatings                                   Tosoh SMD
                                                 Global services                                            VMC/Ulvac
                     ----------------------------------------------------------------------------------------------------------
                     Specialty                   Amorphous metal ribbons    Electrical components           Allegheny Ludlum
                     electronic                   and components            Distribution and industrial     Amotech YuYu
                     materials                                               transformers                   AM&T
                                                                            High frequency                  Hitachi Metals
                                                                             magnetics                      Kawasaki Steel
                                                                            Metal joining                   Morgan/VAC
                                                                            Theft deterrent                 Toshiba
                                                                             systems
                                                                            Printed circuit
                                                                             boards
                     ----------------------------------------------------------------------------------------------------------
                     Advanced                    Printed circuit boards     Computers                       Dynamic Details
                     circuits                     (PCBs); complex rigid     Telecommunications              Flextronics
                                                  PCBs; high-layer           infrastructure                 Merix
                                                  count/multilayer PCBs;    Networking equipment            Sanmina
                                                  rapid prototype PCBs      Medical equipment               TTM
                                                                                                            Yamamoto
                     ----------------------------------------------------------------------------------------------------------
                     UOP (joint venture)         Processes                  Petroleum,                      ABB Lummus
                                                 Catalysts                   petrochemical, gas             IFP
                                                 Molecular sieves            processing and                 ExxonMobil
                                                 Adsorbents                  chemical industries            Procatalyse
                                                 Design of process                                          Shell/Criterion
                                                  plants and equipment                                      Stone & Webster
                                                 Customer catalyst                                          Zeochem
                                                  manufacturing
-------------------------------------------------------------------------------------------------------------------------------
TRANSPORTATION AND POWER SYSTEMS

Garrett Engine       Charge-air systems          Turbochargers              Passenger car, truck            Aisin Seiki
Boosting Systems                                 Superchargers               and off-highway                Borg-Warner
                                                 Remanufactured components   OEMs                           Hitachi
                                                                            Engine manufacturers            Holset
                                                                            Aftermarket distributors        IHI
                                                                             and dealers                    KKK
                                                                                                            MHI
                                                                                                            Schwitzer
                     ----------------------------------------------------------------------------------------------------------
                     Thermal systems             Charge-air coolers         Passenger car, truck            Behr/McCord
                                                 Aluminum radiators          and off-highway OEMs           Modine
                                                 Aluminum cooling           Engine manufacturers            Valeo
                                                   modules                  Aftermarket distributors
                                                 Exhaust gas coolers         and dealers
-------------------------------------------------------------------------------------------------------------------------------
Consumer Products    Aftermarket                 Oil, air, fuel,            Automotive and heavy            AC Delco
Group                filters, spark plugs,        transmission and coolant   vehicle aftermarket channels,  Bosch
                     electronic components and    filters                    OEMs and OES                   Champion
                     car care products           PCV valves                 Auto supply retailers           Champ Labs
                                                 Spark plugs                Specialty installers            Havoline/Texaco
                                                 Wire and cable             Mass merchandisers              Mann & Hummel
                                                 Antifreeze/coolant                                         NGK
                                                 Ice-fighter products                                       Peak/Old World
                                                 Windshield washer fluids                                    Industries
                                                 Waxes, washes and                                          Pennzoil-Quaker
                                                  specialty cleaners                                         State
                                                                                                            Purolator/Arvin Ind
                                                                                                            STP/ArmorAll/
                                                                                                             Clorox
                                                                                                            Turtle Wax
                                                                                                            Various Private
                                                                                                             Label
                                                                                                            Wix/Dana
                                                                                                            Zerex/Valvoline
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
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

AEROSPACE SALES

    Our sales to aerospace customers were 41, 40 and 42 percent of our total sales in 2001, 2000 and 1999, respectively. Our sales to aerospace original equipment manufacturers were 15, 14 and 15 percent of our total sales in 2001, 2000 and 1999, respectively. If there were a large decline in sales of aircraft that use our components, operating results could be negatively impacted. In addition, our sales to aftermarket customers of aerospace products and services were 21, 21 and 19 percent of our total sales in 2001, 2000 and 1999, respectively. If there were a large decline in the number of flight hours for aircraft that use our components or services, operating results could be negatively impacted. The terrorist attacks on September 11, 2001 resulted in an abrupt downturn in the aviation industry which was already negatively impacted by a weak economy. This dramatic downturn in the commercial air transport industry will continue to adversely impact the operating results of our Aerospace segment in 2002. In response, we have accelerated our cost-reduction actions to mitigate the impact of this downturn.

U.S. GOVERNMENT SALES

    Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $2,491, $2,219 and $2,383 million in 2001, 2000 and 1999, respectively, which included sales to the U.S. Department of Defense of $1,631, $1,548 and $1,415 million in 2001, 2000 and 1999, respectively. We are affected by U.S. Government budget constraints for defense and space programs. U.S. defense spending increased in 2001 and is also expected to increase in 2002.

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

BACKLOG

    Our total backlog at year-end 2001 and 2000 was $7,178 and $8,094 million, respectively. We anticipate that approximately $5,375 million of the 2001 backlog will be filled in 2002. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

COMPETITION

    We are subject to active competition in substantially all product and service areas. Competition is expected to continue in all geographic regions. Competitive conditions vary widely among the thousands of products and services provided by us, and vary country by country. Depending on the particular customer or market involved, our businesses compete on a variety of factors, such as price, quality, reliability, delivery, customer service, performance, applied technology, product innovation and product recognition. Brand identity, service to customers and quality are generally important competitive factors for our products and services, and there is considerable price competition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability. While our competitive position varies among our products and services, we believe we are a significant competitor in each of our major product and service classes. However, a number of our products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. In addition, some of our products compete with the captive component divisions of original equipment manufacturers.

INTERNATIONAL OPERATIONS

    We are engaged in manufacturing, sales and research and development mainly in the United States, Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to our operations.

    Our international operations, including U.S. exports, are potentially subject to a number of unique risks and limitations, including: fluctuations in currency value; exchange control regulations; wage and price controls; employment regulations; foreign investment laws; import and trade restrictions, including embargoes; and governmental instability. However, we have limited exposure in high risk countries and have taken action to mitigate these risks.

    Financial information related to geographic areas is included in 'Item 8. Financial Statements and Supplementary Data' in Note 25 of Notes to Financial Statements.

RAW MATERIALS

    The principal raw materials used in our operations are generally readily available. We experienced no significant or unusual problems in the purchase of key raw materials and commodities in 2001. We are not dependent on any one supplier for a material amount of our raw materials. However, we are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers. In addition, many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We maintain a qualification and performance surveillance process to control risk associated with such reliance on third parties. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. However, at present, we have no reason to believe a shortage of raw materials will cause any material adverse impact during 2002.

PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION RIGHTS

    Our business as a whole, and that of our strategic business units, are not dependent upon any single patent or related group of patents, or any licenses or distribution rights. We own, or are licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of our products or improvements to those products and which are of importance to our business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. We also have distribution rights of varying terms for a number of products and services produced by other companies. In our judgment, those rights are adequate for the conduct of our business. We believe that, in the aggregate, the rights under our patents, trademarks and licenses are generally important to our operations, but we do not consider any patent, trademark or related group of patents, or any licensing or distribution rights related to a specific process or product to be of material importance in relation to our total business. See Item 3 at page 10 of this Form 10-K for information concerning litigation relating to patents in which we are involved.

    We have registered trademarks for a number of our products, including such consumer brands as Honeywell, Prestone, FRAM, Anso and Autolite.

RESEARCH AND DEVELOPMENT

    Our research activities are directed toward the discovery and development of new products and processes, improvements in existing products and processes, and the development of new uses for existing products.

    Research and development expense totaled $832, $818 and $909 million in 2001, 2000 and 1999, respectively. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $697, $560 and $682 million in 2001, 2000 and 1999, respectively.

ENVIRONMENT

    We are subject to various federal, state and local government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is our policy to comply with these requirements, and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in some of our operations and products, as it is with other companies engaged in similar businesses.

    We are and have been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous or toxic by one or more regulatory agencies. We believe that, as a general matter, our handling, manufacture, use and disposal of these substances are in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our handling, manufacture, use or disposal of these substances.

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

    Further information regarding environmental matters is included in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' and 'Item 8. Financial Statements and Supplementary Data' in
Note 22 of Notes to Financial Statements.

EMPLOYEES

    We have approximately 115,000 employees at December 31, 2001. Approximately 79,000 were located in the United States, and, of these employees, about 19 percent were unionized employees represented by various local or national unions.

ITEM 2.  PROPERTIES

    We have over 1,000 locations consisting of plants, research laboratories, sales offices and other facilities. Our plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. Our properties are generally maintained in good operating condition. Utilization of these plants may vary with sales to customers and other business conditions; however, no major operating facility is significantly idle. Our facilities, together with planned expansions, are expected to meet our needs for the foreseeable future. We own or lease warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. We also lease space for administrative and sales staffs. Our headquarters and administrative complex is located at Morristown, New Jersey.

    Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                                 AEROSPACE
  Glendale, AZ                                South Bend, IN                  Rocky Mount, NC
    (partially leased)                      Olathe, KS (leased)               Redmond, WA
  Phoenix, AZ                            Coon Rapids, MN (leased)             Yeovil, Somerset
  Tempe, AZ                                   Minneapolis, MN                   United Kingdom
  Tucson, AZ                                   Teterboro, NJ
  Torrance, CA                                Albuquerque, NM
    (partially leased)
  Clearwater, FL

                                     AUTOMATION AND CONTROL SOLUTIONS
  Phoenix, AZ                                  Freeport, IL                   Syosset, NY
  San Diego, CA                              Golden Valley, MN                El Paso, TX (leased)
  Northford, CT                                Plymouth, MN                   Offenbach, Germany

                                            SPECIALTY MATERIALS
  Baton Rouge, LA                             Pottsville, PA                  Hopewell, VA
  Geismar, LA                                  Columbia, SC                   Seelze, Germany
  Roseville, MN                                 Orange, TX
  Moncure, NC                                Chesterfield, VA

                                     TRANSPORTATION AND POWER SYSTEMS
  Torrance, CA                           Thaon-Les-Vosges, France             Atessa, Italy
                                              Glinde, Germany                 Skelmersdale, United Kingdom

ITEM 3.  LEGAL PROCEEDINGS

    On November 23, 2001, we agreed to pay a $110,000 penalty to the United States and a $40,000 penalty to the Commonwealth of Virginia and to perform five special environmental projects worth $772,000 to settle alleged violations of federal and state environmental regulations at our plant in Hopewell, Virginia. In an action filed in federal court in Richmond, Virginia, the state and federal environmental protection agencies had alleged violations of the federal Clean Air Act and federal and state regulations on the storage and disposal of hazardous substances. In the settlement, we neither admitted nor denied liability for the alleged violations.

    Details of other legal proceedings are included in 'Item 8. Financial Statements and Supplementary Data' in Note 22 of Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareowners of Honeywell held on December 7, 2001, the following matters set forth in our Proxy Statement dated November 5, 2001, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

        (1) The nominees listed below were elected directors for a three-year term ending at the 2004 Annual Meeting with the respective votes set forth opposite their names:

                                                     FOR        WITHHELD
                                                     ---        --------
     James J. Howard...........................  694,870,598   17,568,638
     Bruce Karatz..............................  695,055,410   17,383,826
     Russell E. Palmer.........................  695,058,770   17,380,466
     Ivan G. Seidenberg........................  695,134,711   17,304,525

        (2) A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2001 was approved, with 691,216,369 votes cast FOR, 14,080,505 votes cast AGAINST, and 7,142,362 abstentions;

        (3) A shareowner proposal regarding shareowner approval of shareholder rights plans was approved, with 366,872,596 votes cast FOR, 213,992,781 votes cast AGAINST, 12,829,383 abstentions and 118,744,476 broker non-votes;

        (4) A shareowner proposal recommending the annual election of directors was approved, with 359,851,861 votes cast FOR, 222,104,122 votes cast AGAINST, 11,738,777 abstentions and 118,744,476 broker non-votes;

        (5) A shareowner proposal recommending a change in shareowner voting provisions was approved, with 353,326,521 votes cast FOR, 228,191,466 votes cast AGAINST, 12,176,773 abstentions and 118,744,476 broker non-votes.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market and dividend information for Honeywell's common stock is included in 'Item 8. Financial Statements and Supplementary Data' in Note 26 of Notes to Financial Statements.

    The number of record holders of our common stock at December 31, 2001 was 90,386.

ITEM 6.  SELECTED FINANCIAL DATA

                          HONEYWELL INTERNATIONAL INC.

                                                         YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                          2001      2000      1999      1998      1997      1996
                                          ----      ----      ----      ----      ----      ----
                                              (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS
    Net sales..........................  $23,652   $25,023   $23,735   $23,555   $22,499   $21,283
    Net income (loss)(1)...............      (99)    1,659     1,541     1,903     1,641     1,423
PER COMMON SHARE
    Net earnings (loss):
      Basic............................    (0.12)     2.07      1.95      2.38      2.04      1.77
      Assuming dilution................    (0.12)     2.05      1.90      2.34      2.00      1.73
    Dividends..........................     0.75      0.75      0.68      0.60      0.52      0.45
FINANCIAL POSITION AT YEAR-END
    Property, plant and
      equipment - net..................    4,933     5,230     5,630     5,600     5,380     5,353
    Total assets.......................   24,226    25,175    23,527    22,738    20,118    18,322
    Short-term debt....................      539     1,682     2,609     2,190     1,238       867
    Long-term debt.....................    4,731     3,941     2,457     2,776     2,394     2,034
    Total debt.........................    5,270     5,623     5,066     4,966     3,632     2,901
    Shareowners' equity................    9,170     9,707     8,599     8,083     6,775     6,385

---------

(1) In 2001, includes net repositioning and other charges, resulting in an after-tax charge of $1,771 million, or $2.18 per share. In 2000, includes net repositioning and other charges and a gain on the sale of the TCAS product line of Honeywell Inc. resulting in a net after-tax charge of $634 million, or $0.78 per share. In 1999, includes merger, repositioning and other charges and gains on the sales of our Laminate Systems business and our investment in AMP Incorporated (AMP) common stock resulting in a net after-tax charge of $624 million, or $0.78 per share. In 1998, includes repositioning charges, a gain on settlement of litigation claims and a tax benefit resulting from the favorable resolution of certain prior-year research and development tax claims resulting in a net after-tax charge of $4 million, with no impact on the per share amount. In 1997, includes repositioning and other charges, gains on the sales of our automotive Safety Restraints and certain Industrial Control businesses and a charge related to the 1996 sale of our automotive Braking Systems business resulting in a net after-tax charge of $5 million, with no impact on the per share amount. In 1996, includes repositioning and other charges and a gain on the sale of our automotive Braking Systems business resulting in a net after-tax gain of $9 million, or $0.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net sales in 2001 were $23,652 million, a decrease of $1,371 million, or 5 percent compared with 2000. Net sales in 2000 were $25,023 million, an increase of $1,288 million, or 5 percent compared with 1999. The change in net sales in 2001 and 2000 is attributable to the following:

                                                               2001     2000
                                                              VERSUS   VERSUS
                                                               2000     1999
                                                               ----     ----
Acquisitions................................................     1 %      9%
Divestitures................................................    (2)      (3)
Foreign Exchange............................................    (1)      (2)
Price/Volume................................................    (3)       1
                                                                --       --
                                                                (5)%      5%
                                                                --       --
                                                                --       --

    Cost of goods sold of $20,429, $19,090 and $18,495 million in 2001, 2000 and 1999, respectively, included merger, repositioning and other charges of $2,438, $830 and $947 million in 2001, 2000 and 1999, respectively. See 'Item 8. Financial Statements and Supplementary Data' in Note 5 of Notes to Financial Statements for further discussion of the merger, repositioning and other charges. Excluding these charges, cost of goods sold was $17,991, $18,260 and $17,548 million in 2001, 2000 and 1999, respectively. Excluding merger, repositioning and other charges, cost of goods sold as a percent of sales was 76.1, 73.0 and 73.9 percent in 2001, 2000 and 1999, respectively. The increase in cost of goods sold as a percent of sales in 2001 compared with 2000 principally reflected significantly lower sales in our Specialty Materials segment and lower sales of higher-margin aftermarket products and services in our Aerospace segment. This increase was partially offset by lower costs due to headcount reductions. The decrease in cost of goods sold as a percent of sales in 2000 compared with 1999 related principally to lower costs due to headcount reductions and increased sales of higher-margin aftermarket products and services in our Aerospace segment partially offset by higher raw materials costs, primarily in our Specialty Materials segment.

    Selling, general and administrative expenses were $3,064, $3,134 and $3,216 million in 2001, 2000 and 1999, respectively. Selling, general and administrative expenses included merger, repositioning and other charges of $151 and $300 million in 2001 and 1999, respectively. See 'Item 8. Financial Statements and Supplementary Data' in Note 5 of Notes to Financial Statements for further discussion of the merger, repositioning and other charges. Excluding these charges, selling, general and administrative expenses were $2,913, $3,134 and $2,916 million in 2001, 2000 and 1999, respectively. Excluding merger, repositioning and other charges, selling, general and administrative expenses as a percent of sales were 12.3, 12.5 and 12.3 percent in 2001, 2000 and 1999, respectively. The decrease in selling, general and administrative expenses as a percent of sales in 2001 compared with 2000 principally reflected the impact of headcount reductions and a decline in discretionary spending for professional services, travel and overtime. The increase in selling, general and administrative expenses as a percent of sales in 2000 compared with 1999 principally reflected our acquisition of Pittway, which had a higher level of selling, general and administrative expenses as a percent of sales.

    Retirement benefit (pension and other post retirement) plans contributed cost reductions of $165, $282 and $61 million in 2001, 2000 and 1999, respectively, principally due to the funding status of our pension plans (described in 'Item 8. Financial Statements and Supplementary Data' in Note 23 of Notes to Financial Statements) and workforce reductions. Future effects on operating results will principally depend on pension plan investment performance and other economic conditions.

    (Gain) on sale of non-strategic businesses of $112 million in 2000 represented the pretax gain on the government-mandated divestiture of the TCAS product line of Honeywell Inc. (the former Honeywell) in connection with the merger of AlliedSignal Inc. and the former Honeywell in December 1999. (Gain) on sale of non-strategic businesses of $106 million in 1999 represented the pretax gain on the sale of our Laminate Systems business. See 'Item 8. Financial Statements and Supplementary Data' in Note 6 of Notes to Financial Statements for further information.

    Equity in (income) loss of affiliated companies was a loss of $193 and $89 million in 2001 and 2000, respectively, and income of $76 million in 1999. Equity in (income) loss of affiliated companies included repositioning and other charges of $200, $136 and $40 million in 2001, 2000 and 1999, respectively. See 'Item 8. Financial Statements and Supplementary Data' in Note 5 of Notes to Financial Statements for further discussion of the repositioning and other charges. Excluding these charges, equity in (income) loss of affiliated companies was income of $7, $47 and $116 million in 2001, 2000 and 1999, respectively. The decrease of $40 million in equity income in 2001 compared with 2000 was due mainly to the gain on the sale of our interest in an automotive aftermarket joint venture in 2000. The decrease of $69 million in equity income in 2000 compared with 1999 was due mainly to lower earnings from our UOP process technology (UOP) joint venture partially offset by the gain on the sale of our interest in an automotive aftermarket joint venture.

    Other (income) expense, $17 million of income in 2001, decreased by $40 million compared with 2000. The current year included a net provision of $5 million consisting of a $6 million charge related to the redemption of our $200 million 5 3/4% dealer remarketable securities and a $1 million credit recognized upon the adoption of Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities', as amended. Excluding this net provision, other (income) expense was $22 million of income in 2001, a decrease of $35 million compared with 2000 due to a decrease in benefits from foreign exchange hedging and lower interest income, partially offset by lower minority interests expense. Other (income) expense, $57 million of income in 2000, decreased by $250 million compared with 1999. The decrease principally reflected the 1999 net gain of $268 million on our disposition of our investment in AMP common stock. Excluding this net gain, other (income) expense was $57 million of income in 2000, compared with $39 million of income in 1999. This increase in other income of $18 million in 2000 was due principally to lower minority interests expense and an increase in benefits from foreign exchange hedging.

    Interest and other financial charges of $405 million in 2001 decreased by $76 million, or 16 percent compared with 2000, due to lower average debt outstanding and lower average interest rates in 2001. Interest and other financial charges of $481 million in 2000 increased by $216 million, or 82 percent compared with 1999. The increase resulted from higher average debt outstanding during 2000 due principally to our acquisition of Pittway and our share repurchase program, higher average interest rates and the impact of tax interest expense.

    The effective tax (benefit) rate was (76.6), 30.8 and 31.5 percent in 2001, 2000 and 1999, respectively. Excluding the impact of merger, repositioning and other charges and gains on our sales of non-strategic businesses and our investment in AMP, the effective tax rate was 29.5, 29.5 and 31.5 percent in 2001, 2000 and 1999, respectively. The decrease in the effective tax rate in 2000 compared with 1999 related principally to tax synergies in Europe associated with the merger of AlliedSignal Inc. and the former Honeywell. See 'Item 8. Financial Statements and Supplementary Data' in Note 9 of Notes to Financial Statements for further information.

    Net loss was $99 million, or $(0.12) per share, in 2001 compared with net income of $1,659 million, or $2.05 per share, in 2000. Adjusted for repositioning and other charges, net income in 2001 was $1,771 million, or $2.17 per share higher than reported. Adjusted for repositioning and other charges and the gain on the disposition of the TCAS product line of the former Honeywell, net income in 2000 was $634 million, or $0.78 per share higher than reported. Net income in 2001 decreased by 27 percent compared with 2000 if both years are adjusted to exclude the impact of repositioning and other charges and the gain on the disposition of the TCAS product line of the former Honeywell. Net income was $1,659 million, or $2.05 per share, in 2000 compared with net income of $1,541 million, or $1.90 per share, in 1999. Adjusted for the gains on our dispositions of our Laminate Systems business and our investment in AMP and merger, repositioning and other charges, net income in 1999 was $624 million, or $0.78 per share, higher than reported. Net income in 2000 increased by 6 percent compared with 1999 if both years are adjusted for merger, repositioning and other charges and the gains on our dispositions of the TCAS product line of the former Honeywell, our Laminate Systems business and our investment in AMP.

REVIEW OF BUSINESS SEGMENTS

                                                  2001      2000      1999
                                                  ----      ----      ----
                                                    (DOLLARS IN MILLIONS)
NET SALES
Aerospace......................................  $ 9,653   $ 9,988   $ 9,908
Automation and Control Solutions...............    7,185     7,384     6,115
Specialty Materials............................    3,313     4,055     4,007
Transportation and Power Systems...............    3,457     3,527     3,581
Corporate......................................       44        69       124
                                                 -------   -------   -------
                                                 $23,652   $25,023   $23,735
                                                 -------   -------   -------
                                                 -------   -------   -------
SEGMENT PROFIT
Aerospace......................................  $ 1,741   $ 2,195   $ 1,918
Automation and Control Solutions...............      819       986       767
Specialty Materials............................       52       334       439
Transportation and Power Systems...............      289       274       322
Corporate......................................     (153)     (160)     (175)
                                                 -------   -------   -------
                                                 $ 2,748   $ 3,629   $ 3,271
                                                 -------   -------   -------
                                                 -------   -------   -------

    A reconciliation of segment profit to consolidated income (loss) before taxes is as follows:

                                                  2001      2000      1999
                                                  ----      ----      ----
                                                    (DOLLARS IN MILLIONS)
Segment profit.................................  $ 2,748   $ 3,629   $ 3,271
Gain on sale of non-strategic businesses.......       --       112       106
Equity in income of affiliated companies.......        7        47       116
Other income...................................       22        57        39
Interest and other financial charges...........     (405)     (481)     (265)
Merger, repositioning and other charges........   (2,794)     (966)   (1,287)
Gain on disposition of investment in AMP.......       --        --       268
                                                 -------   -------   -------
Income (loss) before taxes.....................  $  (422)  $ 2,398   $ 2,248
                                                 -------   -------   -------
                                                 -------   -------   -------

See 'Item 8. Financial Statements and Supplementary Data' in Note 24 of Notes to Financial Statements for further information on our reportable segments.

    Aerospace sales in 2001 were $9,653 million, a decrease of $335 million, or 3 percent compared with 2000. This decrease principally reflected lower sales to both commercial air transport aftermarket and original equipment customers and the impact of prior year divestitures. Sales of original equipment to business and general aviation customers were also lower. This decrease was partially offset by higher aftermarket sales to business and general aviation customers. Sales to the military were also moderately higher. The lower commercial sales resulted from the abrupt downturn in the aviation industry following the terrorist attacks on September 11, 2001 and the already weak economy. This dramatic downturn in the commercial air transport industry will continue to negatively impact the operating results of our Aerospace segment in 2002. In response, we have accelerated our cost-reduction actions to mitigate the impact of this downturn. Aerospace sales in 2000 were $9,988 million, an increase of $80 million, or 1 percent compared with 1999. Higher sales to the aftermarket, particularly repair and overhaul and the military, and increased original equipment sales to business and general aviation customers were partially offset by lower sales to commercial air transport original equipment customers and a decline in engineering services revenues. Sales also decreased due to the effects of government-mandated divestitures in connection with the merger of AlliedSignal and the former Honeywell.

    Aerospace segment profit in 2001 was $1,741 million, a decrease of $454 million, or 21 percent compared with 2000. This decrease related principally to lower sales of higher-margin aftermarket products, higher retirement benefit costs, engineering and development costs related to new products and the impact of prior year divestitures. This decrease was partially offset by the impact of cost-reduction actions, primarily workforce reductions. Aerospace segment profit in 2000 was $2,195 million, an increase of $277 million, or 14 percent compared with 1999, due principally to cost-structure improvements, primarily from workforce and retirement benefit cost reductions, and merger-related savings. Increased sales of higher-margin aftermarket products and services also contributed to the improvement in segment profit.

    Automation and Control Solutions sales in 2001 were $7,185 million, a decrease of $199 million, or 3 percent compared with 2000. Excluding the impact of foreign exchange, acquisitions and divestitures, sales decreased approximately 2 percent. This decrease resulted primarily from lower sales for our Control Products business primarily due to weakness in key end-markets. Our Service business also had lower sales due primarily to weakness in our security monitoring business. This decrease was partially offset by higher sales for our Industry Solutions business. Sales were also higher for our Security and Fire Solutions business due principally to our acquisition of Pittway in the prior year. Automation and Control Solutions sales in 2000 were $7,384 million, an increase of $1,269 million, or 21 percent compared with 1999, due principally to higher sales for our Security and Fire Solutions business due to our acquisition of Pittway in February 2000. Sales for our Control Products business also increased. This increase was partially offset by lower sales in our Service and Industry Solutions businesses. Our Industry Solutions business was adversely affected by weakness in the hydrocarbon processing industry. Sales for the segment were also adversely impacted by foreign currency fluctuations due to the strong dollar.

    Automation and Control Solutions segment profit in 2001 was $819 million, a decrease of $167 million, or 17 percent compared with 2000. This decrease resulted principally from lower sales for our Control Products and Service businesses, higher raw material costs and pricing pressures across the segment, higher retirement benefit costs and the impact of prior year divestitures. This decrease was partially offset by the impact of cost-reduction actions, primarily workforce reductions. Automation and Control Solutions segment profit in 2000 was $986 million, an increase of $219 million, or 29 percent compared with 1999. Segment profit improved primarily as a result of lower costs due to workforce and benefit cost reductions and merger-related savings. Our acquisition of Pittway and other portfolio changes also contributed to the improvement in segment profit.

    Specialty Materials sales in 2001 were $3,313 million, a decrease of $742 million, or 18 percent compared with 2000. Excluding the effect of divestitures, sales decreased 13 percent. This decrease was driven by a substantial decline in sales for our Electronic Materials business due to weakness in the electronics and telecommunications markets. Sales were also lower for our Nylon System and Performance Fibers businesses due to weakness in the carpet and automotive end-markets. Specialty Materials sales in 2000 were $4,055 million, an increase of $48 million, or 1 percent compared with 1999. Higher sales of advanced circuitry and wafer-fabrication products were largely offset by the impact of divestitures, principally our Laminate Systems business.

    Specialty Materials segment profit in 2001 was $52 million, a decrease of $282 million, or 84 percent compared with 2000. This decrease resulted primarily from lower volumes and price declines, principally in our Electronic Materials, Nylon System and Performance Fibers businesses. Higher energy and raw material costs principally in our Nylon System and Performance Fibers businesses and the impact of prior year divestitures also contributed to the decrease in segment profit. By the end of 2001, we began to experience lower energy and raw materials costs in these businesses. This decrease in segment profit was partially offset by the impact of cost-reduction actions, principally plant shutdowns and workforce reductions. Specialty Materials segment profit in 2000 was $334 million, a decrease of $105 million, or 24 percent compared with 1999. This decrease principally reflected higher energy and raw material costs primarily in our Nylon System and Performance Fibers businesses and higher operating losses in our chip packaging and pharmaceutical chemicals businesses. This decrease was partially offset by cost-structure improvements and price increases in certain Specialty Materials businesses.

    Transportation and Power Systems sales in 2001 were $3,457 million, a decrease of $70 million, or 2 percent compared with 2000. Excluding the effects of foreign exchange, acquisitions and divestitures, sales were flat. Sales were significantly higher for our Garrett Engine Boosting Systems business due to continued strong demand for turbochargers in the European diesel-powered passenger car market. This increase was offset by lower sales for our Bendix Commercial Vehicle Systems business due to decreased heavy-duty truck builds in North America and lower sales for our Friction Materials and Consumer Products Group businesses due to weakness in automotive end-markets. Transportation and Power Systems sales in 2000 were $3,527 million, a decrease of $54 million, or 2 percent compared with 1999 due mainly to lower sales for our Bendix Commercial Vehicle Systems and Friction Materials businesses. Sales for our Bendix Commercial Vehicles Systems business were negatively impacted by decreased heavy-duty truck builds. Sales for our Friction Materials business were lower mainly due to foreign currency fluctuations. This decrease was partially offset by higher sales for our Garrett Engine Boosting Systems business as continued strong world-wide demand for turbochargers more than offset the adverse impact of foreign currency fluctuations.

    Transportation and Power Systems segment profit in 2001 was $289 million, an increase of $15 million, or 5 percent compared with 2000 due to higher sales in our Garrett Engine Boosting Systems business and the impact of repositioning actions across all businesses. The shutdown of our Turbogenerator product line in 2001 and the fact that the prior year included costs associated with a product recall in our Bendix Commercial Vehicle Systems business also contributed to an improvement in segment profit in 2001. This increase was partially offset by the impact of lower sales in our Bendix Commercial Vehicle Systems, Consumer Products Group and Friction Materials businesses. Transportation and Power Systems segment profit in 2000 was $274 million, a decrease of $48 million, or 15 percent compared with 1999. This decrease primarily reflected costs associated with a product recall and lower sales in our Bendix Commercial Vehicle Systems business, costs related to the ramp-up of our Turbogenerator product line and costs associated with a supplier issue in our Garrett Engine Boosting Systems business. This decrease was partially offset by the effects of cost-structure improvements in our Friction Materials and Consumer Products Group businesses and higher sales in our Garrett Engine Boosting Systems business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    We manage our businesses to maximize operating cash flows as the principal source of our liquidity. We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify business units that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These business units are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. Considering the current economic environment in which each of our businesses operate and our business plans and strategies, including our focus on cost reduction and productivity initiatives, we believe that our operating cash flows will remain our principal source of liquidity. Our available cash, committed credit lines, access to the public debt markets using debt securities and commercial paper, as well as, our ability to sell trade accounts receivables, provide additional sources of short-term and long-term liquidity to fund current operations and future investment opportunities. Based on our current financial position and expected economic performance, we do not believe that our liquidity will be adversely impacted by an inability to access our sources of financing.

    Total assets at December 31, 2001 were $24,226 million, a decrease of $949 million, or 4 percent from December 31, 2000. Inventories and accounts receivable were lower compared with the prior year-end driven by an improvement in working capital performance. The decrease in total assets also resulted from asset writedowns included in repositioning and other charges, which are discussed in detail in 'Item 8. Financial Statements and Supplementary Data' in
Note 5 of Notes to Financial Statements. Total assets at December 31, 2000 were $25,175 million, an increase of $1,648 million, or 7 percent from December 31, 1999. This increase related principally to our acquisition of Pittway in February 2000.

    Cash provided by operating activities of $1,996 million during 2001 increased by $7 million compared with 2000. This increase was driven by an improvement in working capital performance offset by lower net income excluding non-cash repositioning and other charges and gains on sales of non-strategic businesses in both years. Cash provided by operating activities of $1,989 million during 2000 decreased by $385 million compared with 1999 due principally to spending related to merger and repositioning actions, a deterioration in working capital performance and higher pension income. This decrease was partially offset by lower taxes paid on sales of businesses and investments and higher net income excluding non-cash merger, repositioning and other charges and gains on sales of non-strategic businesses and our investment in AMP in both years.

    Cash used for investing activities of $906 million during 2001 decreased by $1,808 million compared with 2000 due principally to our acquisition of Pittway in 2000. This decrease was partially offset by lower proceeds from the sales of businesses and property, plant and equipment and a slight increase in capital spending. Cash used for investing activities of $2,714 million during 2000 increased by $2,423 million compared with 1999. Our acquisition of Pittway, the fact that the prior year included the net proceeds from our disposition of our investment in AMP and lower proceeds from sales of businesses were principally responsible for the increase. This increase was partially offset by lower capital spending in 2000.

    Capital expenditures were $876, $853 and $986 million in 2001, 2000 and 1999, respectively. Spending by the reportable segments and Corporate since 1999 is shown in 'Item 8. Financial Statements and Supplementary Data' in Note 24 of Notes to Financial Statements. Our total capital expenditures in 2002 are currently projected at approximately $735 million. The expected decrease in capital spending in 2002 principally reflects our intention to limit capital spending at non-strategic businesses. These expenditures are expected to be financed principally by cash provided by operating activities and are primarily intended for expansion and cost reduction.

    Cash used for financing activities of $893 million during 2001 increased by $823 million compared with 2000. This increase resulted principally from reduced long-term borrowings in the current year. During 2001, we issued $500 million of 5 1/8% Notes due 2006, $500 million of 6 1/8% Notes due 2011 and $247 million of 5.25% Notes due 2006. During 2000, we issued $1 billion of 7.50% Notes due 2010 and $750 million of 6.875% Notes due 2005. Total debt of $5,270 million at December 31, 2001 was $353 million, or 6 percent lower than at December 31, 2000. This decrease resulted from lower levels of commercial paper outstanding at the current year-end. The increase in cash used for financing activities also resulted from lower proceeds from issuances of common stock partially offset by lower repurchases of common stock. Cash used for financing activities of $70 million during 2000 decreased by $1,040 million compared with 1999 led principally by a decrease in stock repurchases and higher net issuances of debt. During 2000, we repurchased 4.3 million shares of our common stock for $166 million in connection with our share repurchase program which was rescinded effective October 21, 2000. Total debt of $5,623 million at December 31, 2000 was $557 million, or 11 percent higher than at December 31, 1999 due to our acquisition of Pittway.

    We maintain a $2 billion bank revolving credit facility which is comprised of (a) a $1 billion Five-Year Credit Agreement; and, (b) a $1 billion 364-Day Credit Agreement. The credit agreements were established for general corporate purposes including support for the issuance of commercial paper. There was $3 and $1,192 million of commercial paper outstanding at year-end 2001 and 2000, respectively. See 'Item 8. Financial Statements and Supplementary Data' in
Note 16 of Notes to Financial Statements for details of long-term debt and a discussion of our credit agreements.

    Following are summaries of our contractual obligations and other commercial commitments at December 31, 2001.

                                                                  PAYMENTS BY PERIOD
                                                     --------------------------------------------
                                                                      2003-    2005-
              CONTRACTUAL OBLIGATIONS                TOTAL    2002    2004     2006    THEREAFTER
              -----------------------                -----    ----    ----     ----    ----------
                                                                (DOLLARS IN MILLIONS)
Long-term debt, including capitalized leases.......  $5,147   $416    $151    $1,790     $2,790
Minimum operating lease payments...................   1,086    274     351       223        238
Other contractual obligations, accrued.............      80     80      --        --         --
                                                     ------   ----    ----    ------     ------
                                                     $6,313   $770    $502    $2,013     $3,028
                                                     ------   ----    ----    ------     ------
                                                     ------   ----    ----    ------     ------

                                                                AMOUNTS EXPIRING PER PERIOD
                                                        -------------------------------------------
                                                                        2003-    2005-
             OTHER COMMERCIAL COMMITMENTS               TOTAL   2002    2004     2006    THEREAFTER
             ----------------------------               -----   ----    ----     ----    ----------
                                                                   (DOLLARS IN MILLIONS)
Operating lease residual value guarantees.............   $349   $ 71    $34      $14        $230
Guarantee of debt of unconsolidated affiliates and
  third parties.......................................     80     50     --       13          17
                                                         ----   ----    ---      ---        ----
                                                         $429   $121    $34      $27        $247
                                                         ----   ----    ---      ---        ----
                                                         ----   ----    ---      ---        ----

    We have entered into agreements to lease land, equipment and buildings. Principally all our operating leases have initial terms of up to 25 years and some contain renewal options subject to customary conditions. At any time during the terms of some of our leases, we may at our option purchase the leased assets for amounts that approximate fair value. If we elect not to purchase the assets at the end of each such lease, we have guaranteed the residual values of the underlying assets (principally aircraft, equipment, buildings and land). We have also issued or are party to various direct and indirect guarantees of the debt of unconsolidated affiliates and third parties. The minimum operating lease payments, residual value guarantees, and maximum amount of unconsolidated affiliates and third party guarantees are reflected in the above table. We do not expect that any of our commercial commitments will have a material adverse effect on our consolidated results of operations, financial position or liquidity.

MERGER, REPOSITIONING AND OTHER CHARGES

    In 2001, we recognized a repositioning charge of $1,016 million for the cost of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 15,000 positions have been eliminated as of December 31, 2001. These actions are expected to be completed by September 30, 2002. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure, principally in our Specialty Materials, Engines, Systems and Services and Transportation and Power Systems businesses, including the shutdown of our Turbogenerator product line. The components of the charge included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million consisting of contract cancellations and penalties, including lease terminations, negotiated or subject to reasonable estimation. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

    In 2000, we recognized a repositioning charge of $239 million related to announced global workforce reductions across all of our reportable segments, costs to close a chip package manufacturing plant and related workforce reductions, and other asset impairments principally associated with the completion of previously announced plant shut-downs in our Specialty Materials reportable segment. The components of the repositioning charge included severance costs of $151 million and asset impairments of $88 million. The announced workforce reductions consisted of approximately 2,800 manufacturing and administrative positions, which are complete. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Also, $46 million of previously established accruals, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Automation and Control Solutions and Aerospace reportable segments. We also recognized a repositioning charge of $99 million in equity in (income) loss of affiliated companies for costs to close an affiliate's chemical manufacturing operations. The components of the repositioning charge included severance costs of $6 million, asset impairments of $53 million, and other environmental exit costs and period expenses of $40 million.

    In 1999, upon completion of the merger between AlliedSignal and the former Honeywell, we recognized a repositioning charge of $642 million for the cost of actions designed to improve our combined competitiveness, productivity and future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of Six Sigma productivity initiatives at the former Honeywell businesses; and, the transition to a global shared services model. The components of the repositioning charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions, which are complete. Asset impairments were principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are complete.

    In 1999, we also recognized a repositioning charge of $321 million for the cost of actions designed to reposition principally the AlliedSignal businesses for improved productivity and future profitability. These actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line, closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity and infrastructure in our Specialty Materials reportable segment; a reduction in the infrastructure in our Garrett Engine Boosting Systems business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal businesses and our Automation and Control Solutions reportable segment. The components of the repositioning charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions, which are complete. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are complete.

    These repositioning actions are expected to generate incremental pretax savings of approximately $760 million in 2002 compared with 2001 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance and other exit costs necessary to execute these actions were $422 and $344 million in 2001 and 2000, respectively. Such expenditures for severance and other exit costs have been funded through operating cash flows, proceeds from sales of non-strategic businesses and government required divestitures resulting from the merger of AlliedSignal and the former Honeywell, and sale of merger-related, excess or duplicate facilities and equipment. Cash expenditures for severance and other exit costs necessary to execute the remaining 2001 actions will approximate $500 million in 2002 and will be funded principally through operating cash flows.

    In 2001, we recognized other charges consisting of a settlement of the Litton Systems, Inc. litigation for $440 million (see 'Item 8. Financial Statements and Supplementary Data' in Note 22 of Notes to Financial Statements for further discussion), probable and reasonably estimable legal and environmental claims of $408 million (see 'Item 8. Financial Statements and Supplementary Data' in Note 22 of Notes to Financial Statements for further discussion), customer claims and settlements of contract liabilities of $310 million and write-offs principally related to asset impairments, including receivables and inventories, of $335 million. In 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquiror of the business. The Friction Materials business was designated as held for disposal, and we recognized an impairment charge of $145 million related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets to their fair value less costs to sell. We recognized charges of $112 million related to an other than temporary decline in the value of an equity investment and an equity investee's loss contract, and a $100 million charge for write-off of investments, including inventory, related to a regional jet engine contract cancellation. We also recognized $42 million of transaction expenses related to the proposed merger with GE and redeemed our $200 million 5 3/4% dealer remarketable securities due 2011, resulting in a loss of $6 million.

    In 2000, we identified certain business units and manufacturing facilities as non-core to our business strategy. As a result of this assessment, we implemented cost reduction initiatives and conducted discussions with potential acquirors of these businesses and assets. As part of this process, we evaluated the businesses and assets for possible impairment. As a result of our analysis, we recognized impairment charges in 2000 of $245 and $165 million principally related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets of our Friction Materials business and a chemical manufacturing facility, respectively. We recognized other charges consisting of probable and reasonably estimable environmental liabilities of $87 million, and contract claims, merger-related period expenses, other contingencies, and write-offs of tangible assets removed from service, including inventory, totaling $140 million. In addition, we recognized a charge of $37 million for costs principally related to an equity investee's customer claims.

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

    The following table summarizes the pretax impact of total merger, repositioning and other charges by reportable business segment.

                                                               2001    2000    1999
                                                               ----    ----    ----
                                                              (DOLLARS IN MILLIONS)
Aerospace...................................................  $  895   $ 91   $  315
Automation and Control Solutions............................     785    108      215
Specialty Materials.........................................     242    399      251
Transportation and Power Systems............................     367    263      129
Corporate...................................................     506    105      377
                                                              ------   ----   ------
                                                              $2,795   $966   $1,287
                                                              ------   ----   ------
                                                              ------   ----   ------

ENVIRONMENTAL MATTERS

    We are subject to various federal, state and local government requirements relating to the protection of employee health and safety and the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury to our employees and employees of our customers and that our handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental matters, including past production of products containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

    With respect to environmental matters involving site contamination, we continually conduct studies, individually at our owned sites, and jointly as a member of industry groups at non-owned sites, to determine the feasibility of various remedial techniques to address environmental matters. With respect to environmental matters involving the production of products containing toxic substances, we believe that the costs of defending and resolving such matters will be largely covered by insurance, subject to deductibles, exclusions, retentions and policy limits. It is our policy (see 'Item 8. Financial Statements and Supplementary Data' in Note 1 of Notes to Financial Statements) to record appropriate liabilities for environmental matters when environmental assessments are made or remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. With respect to site contamination, the timing of these accruals is generally no later than the completion of feasibility studies. We expect that we will be able to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of personal injury and property damage claims, insurance recoveries, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

    Remedial response and voluntary cleanup expenditures were $82, $75 and $78 million in 2001, 2000 and 1999, respectively, and are currently estimated to be approximately $77 million in 2002. We expect that we will be able to fund such expenditures from operating cash flow.

    Remedial response and voluntary cleanup costs charged against pretax earnings were $152, $110 and $23 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the recorded liability for environmental matters was $456 and $386 million, respectively. In addition, in 2001 and 2000 we incurred operating costs for ongoing businesses of approximately $75 and $80 million, respectively, relating to compliance with environmental regulations.

    Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations. However, considering our past experience, insurance coverage and reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated financial position.

    See 'Item 8. Financial Statements and Supplementary Data' in Note 5 of Notes to Financial Statements for a discussion of our legal and environmental charges and in Note 22 of Notes to Financial Statements for a discussion of our commitments and contingencies, including those related to environmental matters and toxic tort litigation.

FINANCIAL INSTRUMENTS

    As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and do not use leveraged derivative financial instruments. A summary of our accounting policies for derivative financial instruments is included in 'Item 8. Financial Statements and Supplementary Data' in Note 1 of Notes to Financial Statements.

    We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of cash flows in non-functional currencies. We attempt to have all transaction exposures hedged with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the Euro countries, the British pound, the Canadian dollar, and the U.S. dollar.

    Our exposure to market risk from changes in interest rates relates primarily to our debt obligations. As described in 'Item 8. Financial Statements and Supplementary Data' in Notes 16 and 18 of Notes to Financial Statements, we issue both fixed and variable rate debt and use interest rate swaps to manage our exposure to interest rate movements and reduce overall borrowing costs.

    Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

    The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent increase in U.S. dollar per local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2001 and 2000.

                                                                                         ESTIMATED
                                                      FACE OR                            INCREASE
                                                      NOTIONAL   CARRYING     FAIR      (DECREASE)
                                                       AMOUNT    VALUE(1)   VALUE(1)   IN FAIR VALUE
                                                       ------    --------   --------   -------------
                                                                  (DOLLARS IN MILLIONS)
DECEMBER 31, 2001
INTEREST RATE SENSITIVE INSTRUMENTS
Long-term debt (including current maturities)(2)....  $(5,133)   $(5,121)   $(5,407)       $(250)
Interest rate swap agreements.......................    1,096         (5)        (5)         (37)

FOREIGN EXCHANGE RATE SENSITIVE INSTRUMENTS
Foreign currency exchange contracts(3)..............    1,507         (6)        (6)          (8)

COMMODITY PRICE SENSITIVE INSTRUMENTS
Forward commodity contracts(4)......................       --         (6)        (6)          (4)

DECEMBER 31, 2000
INTEREST RATE SENSITIVE INSTRUMENTS
Long-term debt (including current maturities)(2)....   (4,295)    (4,291)    (4,517)        (183)
Interest rate swap agreements.......................    1,600         16         68          (67)

FOREIGN EXCHANGE RATE SENSITIVE INSTRUMENTS
Foreign currency exchange contracts(3)..............    1,542         --          3           (3)

---------

(1) Asset or (liability).

(2) Excludes capitalized leases.

(3) Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

(4) Changes in the fair value of forward commodity contracts are offset by changes in the cash flows of underlying hedged commodity transactions.

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

OTHER MATTERS

LITIGATION

    See 'Item 8. Financial Statements and Supplementary Data' in Note 22 of Notes to Financial Statements for a discussion of litigation matters.

CRITICAL ACCOUNTING POLICIES

    The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make complex and subjective judgments in the selection and application of accounting policies. 'Item 8. Financial Statements and Supplementary

Data' in Note 1 of Notes to Financial Statements contains a detailed summary of our significant accounting policies. We believe that a number of our accounting policies are critical to understanding our financial position and results of operations. Following is a summary of those accounting policies that we believe are our critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

    SALES RECOGNITION -- Product and service sales are recognized when an agreement of sale exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Sales under long-term contracts in the Aerospace and Automation and Control Solutions segments are recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident.

    We apply judgment to ensure that the criteria for recognizing sales are consistently applied and achieved for all recognized sales transactions. Upon recognizing long-term contract sales, judgment must be applied to ensure that anticipated losses are properly recognized in the period that they become evident. Long-term contract loss experience is dependent upon the economic health of our customers who are principally in the Aerospace and Automation and Control segments, as well as our ability to estimate contract cost inputs and perform according to contract terms and conditions. We believe that all relevant conditions and assumptions are considered when recognizing sales and contract losses.

    ACCOUNTING FOR CONTINGENT LIABILITIES -- We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations. These contingencies relate to commercial transactions, government contracts, product liabilities, and environmental health and safety matters. As enumerated in 'Item
8. Financial Statements and Supplementary Data' in Notes 1 and 22 of Notes to Financial Statements, we recognize a liability for any contingency that is probable of occurrence and reasonably estimable based on our judgment. Although it is impossible to predict the outcome of any lawsuit, investigation or claim, 'Item 8. Financial Statements and Supplementary Data' in Note 22 of Notes to Financial Statements provides a summary of all material contingencies currently pending against us and our expectations related to the financial outcome of each contingency.

    LONG-LIVED ASSETS (INCLUDING TANGIBLE AND INTANGIBLE ASSETS AND GOODWILL) -- To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating earnings. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of an impaired asset. The dynamic economic environment in which each of our businesses operate and the resulting assumptions used to estimate future cash flows impact the outcome of all impairment tests.

    PENSION AND OTHER POSTRETIREMENT BENEFITS -- We maintain pension plans covering a majority of our employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage (see 'Item 8. Financial Statements and Supplementary Data' in Note 23 of Notes to Financial Statements for additional details). For financial reporting purposes, net periodic pension and other postretirement benefit costs (income) are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets, assumed annual rate of compensation increase for plan employees, and an annual rate of increase in the per capita costs of covered postretirement healthcare benefits. Each of these assumptions is based upon our judgment, considering all known trends and uncertainties. Actual asset returns for our pension plans significantly below our assumed rate of return would result in lower net periodic pension income (or higher expense) in future years. Actual annual rates of increase in the per capita costs of covered postretirement healthcare benefits above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

EURO CONVERSION

    On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro was between January 1, 1999 and January 1, 2002. We are ensuring that Euro conversion compliance issues are addressed and do not expect any adverse consequences.

SALES TO THE U.S. GOVERNMENT

    Sales to the U.S. Government, acting through its various departments and agencies and through prime contractors, amounted to $2,491, $2,219 and $2,383 million in 2001, 2000 and 1999, respectively. This included sales to the Department of Defense (DoD), as a prime contractor and subcontractor, of $1,631, $1,548 and $1,415 million in 2001, 2000 and 1999, respectively. Sales to the DoD accounted for 6.9, 6.2 and 6.0 percent of our total sales in 2001, 2000 and 1999, respectively. We are affected by U.S. Government budget constraints for defense and space programs. U.S. defense spending increased in 2001 and is also expected to increase in 2002.

BACKLOG

    Our total backlog at year-end 2001 and 2000 was $7,178 and $8,094 million, respectively. We anticipate that approximately $5,375 million of the 2001 backlog will be filled in 2002. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

INFLATION

    Highly competitive market conditions have minimized inflation's impact on the selling prices of our products and the costs of our purchased materials. Cost increases for materials and labor have generally been low, and productivity enhancement programs, including Six Sigma initiatives, have largely offset any impact.

RECENT ACCOUNTING PRONOUNCEMENTS

    See 'Item 8. Financial Statements and Supplementary Data' in Note 1 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information relating to market risk is included in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' under the caption 'Financial Instruments.'

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          HONEYWELL INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
                                                                 (DOLLARS IN MILLIONS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net sales...................................................  $23,652   $25,023   $23,735
                                                              -------   -------   -------
Costs, expenses and other
  Cost of goods sold........................................   20,429    19,090    18,495
  Selling, general and administrative expenses..............    3,064     3,134     3,216
  (Gain) on sale of non-strategic businesses................       --      (112)     (106)
  Equity in (income) loss of affiliated companies...........      193        89       (76)
  Other (income) expense....................................      (17)      (57)     (307)
  Interest and other financial charges......................      405       481       265
                                                              -------   -------   -------
                                                               24,074    22,625    21,487
                                                              -------   -------   -------
Income (loss) before taxes..................................     (422)    2,398     2,248
Tax expense (benefit).......................................     (323)      739       707
                                                              -------   -------   -------
Net income (loss)...........................................  $   (99)  $ 1,659   $ 1,541
                                                              -------   -------   -------
                                                              -------   -------   -------
Earnings (loss) per share of common stock -- basic..........  $ (0.12)  $  2.07   $  1.95
                                                              -------   -------   -------
                                                              -------   -------   -------
Earnings (loss) per share of common stock -- assuming
  dilution..................................................  $ (0.12)  $  2.05   $  1.90
                                                              -------   -------   -------
                                                              -------   -------   -------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001         2000
                                                              ----------   -----------
                                                               (DOLLARS IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 1,393       $ 1,196
  Accounts and notes receivable.............................     3,620         4,623
  Inventories...............................................     3,355         3,734
  Other current assets......................................     1,526         1,108
                                                               -------       -------
            Total current assets............................     9,894        10,661
Investments and long-term receivables.......................       466           748
Property, plant and equipment -- net........................     4,933         5,230
Goodwill -- net.............................................     5,441         5,600
Other intangible assets -- net..............................       915           844
Other assets................................................     2,577         2,092
                                                               -------       -------
            Total assets....................................   $24,226       $25,175
                                                               -------       -------
                                                               -------       -------
LIABILITIES
Current liabilities:
  Accounts payable..........................................   $ 1,862       $ 2,364
  Short-term borrowings.....................................       120           110
  Commercial paper..........................................         3         1,192
  Current maturities of long-term debt......................       416           380
  Accrued liabilities.......................................     3,819         3,168
                                                               -------       -------
            Total current liabilities.......................     6,220         7,214
Long-term debt..............................................     4,731         3,941
Deferred income taxes.......................................       875         1,173
Postretirement benefit obligations other than pensions......     1,845         1,887
Other liabilities...........................................     1,385         1,253

CONTINGENCIES
SHAREOWNERS' EQUITY
Capital -- common stock -- Authorized 2,000,000,000 shares
  (par value $1 per share):
         -- issued 957,599,900 shares.......................       958           958
         -- additional paid-in capital......................     3,015         2,782
Common stock held in treasury, at cost:
    2001 -- 142,633,419 shares; 2000 -- 150,308,455
      shares................................................    (4,252)       (4,296)
Accumulated other nonowner changes..........................      (835)         (729)
Retained earnings...........................................    10,284        10,992
                                                               -------       -------
            Total shareowners' equity.......................     9,170         9,707
                                                               -------       -------
            Total liabilities and shareowners' equity.......   $24,226       $25,175
                                                               -------       -------
                                                               -------       -------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
                                                                 (DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss).......................................  $   (99)  $ 1,659   $ 1,541
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        (Gain) on sale of non-strategic businesses..........       --      (112)     (106)
        (Gain) on disposition of investment in AMP
          Incorporated......................................       --        --      (268)
        Merger, repositioning and other charges.............    2,795       966     1,287
        Litton settlement payment...........................     (220)       --        --
        Depreciation and amortization.......................      926       995       881
        Undistributed earnings of equity affiliates.........       (1)       (4)      (39)
        Deferred income taxes...............................     (456)      414       (11)
        Net taxes paid on sales of businesses and
          investments.......................................      (42)      (97)     (246)
        Retirement benefit plans............................     (380)     (509)     (313)
        Other...............................................     (176)     (199)      148
        Changes in assets and liabilities, net of the
          effects of acquisitions and divestitures:
            Accounts and notes receivable...................      651      (560)      (54)
            Inventories.....................................      168       (45)       90
            Other current assets............................       51       (73)      (39)
            Accounts payable................................     (400)      186       121
            Accrued liabilities.............................     (821)     (632)     (618)
                                                              -------   -------   -------
              Net cash provided by operating activities.....    1,996     1,989     2,374
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment..........     (876)     (853)     (986)
    Proceeds from disposals of property, plant and
      equipment.............................................       46       127        67
    Decrease in investments.................................       --        88        --
    (Increase) in investments...............................       --        (3)      (20)
    Proceeds from disposition of investment in AMP
      Incorporated..........................................       --        --     1,164
    Cash paid for acquisitions..............................     (122)   (2,523)   (1,311)
    Proceeds from sales of businesses.......................       44       467       784
    Decrease (increase) in short-term investments...........        2       (17)       11
                                                              -------   -------   -------
              Net cash (used for) investing activities......     (906)   (2,714)     (291)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in commercial paper.............   (1,189)     (831)      250
    Net (decrease) increase in short-term borrowings........        9      (191)      156
    Proceeds from issuance of common stock..................       79       296       419
    Proceeds from issuance of long-term debt................    1,237     1,810        25
    Payments of long-term debt..............................     (390)     (389)     (375)
    Repurchases of common stock.............................      (30)     (166)   (1,058)
    Cash dividends on common stock..........................     (609)     (599)     (527)
                                                              -------   -------   -------
              Net cash (used for) financing activities......     (893)      (70)   (1,110)
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........      197      (795)      973
Cash and cash equivalents at beginning of year..............    1,196     1,991     1,018
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $ 1,393   $ 1,196   $ 1,991
                                                              -------   -------   -------
                                                              -------   -------   -------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

                                           COMMON                       COMMON STOCK     ACCUMULATED
                                        STOCK ISSUED     ADDITIONAL   HELD IN TREASURY   OTHER NON-                  TOTAL
                                       ---------------    PAID-IN     ----------------      OWNER      RETAINED   SHAREOWNERS'
                                       SHARES   AMOUNT    CAPITAL     SHARES   AMOUNT      CHANGES     EARNINGS      EQUITY
                                       ------   ------    -------     ------   ------      -------     --------      ------
                                                                (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1998.........  953.3     $953      $1,719     (158.0)  $(3,413)     $ (94)     $ 8,918       $8,083
Net income...........................                                                                    1,541        1,541
Foreign exchange translation
 adjustments.........................                                                        (126)                     (126)
Minimum pension liability
 adjustment..........................                                                         (43)                      (43)
Unrealized holding loss on
 marketable securities...............                                                         (92)                      (92)
                                                                                                                     ------
Nonowner changes in shareowners'
 equity..............................                                                                                 1,280
Common stock issued for employee
 benefit plans (including related
 tax benefits of $237)...............    4.7        5         602      14.5        125                                  732
Repurchases of common stock..........                                 (18.9)      (966)                                (966)
Cash dividends on common stock
 ($.68 per share)....................                                                                     (527)        (527)
Other................................   (0.4)                  (3)                                                       (3)
                                       -----     ----      ------     ------   -------      -----      -------       ------
BALANCE AT DECEMBER 31, 1999.........  957.6      958       2,318     (162.4)   (4,254)      (355)       9,932        8,599
Net income...........................                                                                    1,659        1,659
Foreign exchange translation
 adjustments.........................                                                        (377)                     (377)
Unrealized holding gain on
 marketable securities...............                                                           3                         3
                                                                                                                     ------
Nonowner changes in shareowners'
 equity..............................                                                                                 1,285
Common stock issued for employee
 benefit plans (including related
 tax benefits of $139)...............                         464      16.0        120                                  584
Repurchases of common stock..........                                  (4.3)      (166)                                (166)
Cash dividends on common stock
 ($.75 per share)....................                                                                     (599)        (599)
Other................................                                   0.4          4                                    4
                                       -----     ----      ------     ------   -------      -----      -------       ------
BALANCE AT DECEMBER 31, 2000.........  957.6      958       2,782     (150.3)   (4,296)      (729)      10,992        9,707
Net loss.............................                                                                      (99)         (99)
Foreign exchange translation
 adjustments.........................                                                         (51)                      (51)
Minimum pension liability
 adjustment..........................                                                         (47)                      (47)
Unrealized holding loss on
 marketable securities...............                                                          (3)                       (3)
Change in fair value of effective
 cash flow hedges....................                                                          (5)                       (5)
                                                                                                                     ------
Nonowner changes in shareowners'
 equity..............................                                                                                  (205)
Common stock issued for employee
 benefit plans (including related
 tax benefits of $38)................                         225        8.1        71                                  296
Repurchases of common stock..........                                   (0.8)      (30)                                 (30)
Cash dividends on common stock
 ($.75 per share)....................                                                                     (609)        (609)
Other................................                           8        0.4         3                                   11
                                       -----     ----      ------     ------   -------      -----      -------       ------
BALANCE AT DECEMBER 31, 2001.........  957.6     $958      $3,015     (142.6)  $(4,252)     $(835)     $10,284       $9,170
                                       -----     ----      ------     ------   -------      -----      -------       ------
                                       -----     ----      ------     ------   -------      -----      -------       ------

   The Notes to Financial Statements are an integral part of this statement.

                          HONEYWELL INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    HONEYWELL INTERNATIONAL INC. is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control technologies for buildings, homes and industry, automotive products, specialty chemicals, fibers, plastics and electronic and advanced materials. As described in Note 2, Honeywell International Inc. was formed upon the merger of AlliedSignal Inc. and Honeywell Inc. in 1999. The following is a description of the significant accounting policies of Honeywell International Inc.

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

    INVESTMENTS -- Investments in affiliates over which we have a significant influence, but not a controlling interest, are accounted for using the equity method of accounting. Other investments are carried at market value, if readily determinable, or cost. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices and a series of historic and projected operating losses by investees are considered in the review. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment is written down to a new cost basis.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.

    GOODWILL -- Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over appropriate periods up to 40 years. Accumulated amortization was $1,148 and $974 million at December 31, 2001 and 2000, respectively.

    OTHER INTANGIBLE ASSETS -- Other intangible assets include investments in long-term contracts, patents, trademarks, customer lists and other items amortized on a straight-line basis over the expected period benefited by future cash inflows up to 25 years. Accumulated amortization was $548 and $498 million at December 31, 2001 and 2000, respectively.

    LONG-LIVED ASSETS -- We periodically evaluate the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating earnings. We also continually evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events.

    SALES RECOGNITION -- Product and service sales are recognized when an agreement of sale exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Sales under long-term contracts in the Aerospace and Automation and Control Solutions segments are recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    ENVIRONMENTAL EXPENDITURES -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not provide future benefits, are expensed as incurred. Liabilities are recorded when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated. The timing of these accruals is generally no later than the completion of feasibility studies. The liabilities for environmental costs recorded in Accrued Liabilities and Other Liabilities at December 31, 2001 were $81 and $375 million, respectively, and at December 31, 2000 were $171 and $215 million, respectively.

    FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of Accumulated Other Nonowner Changes. For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are remeasured at the exchange rate in effect on the date the assets were acquired, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in earnings.

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities', as amended (SFAS No. 133), is effective January 1, 2001. Under SFAS No. 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Nonowner Changes and subsequently recognized in earnings when the hedged items impact income. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings.

    Our adoption of SFAS No. 133 as of January 1, 2001 resulted in a cumulative effect adjustment of $1 million of income that is included in Other (Income) Expense. This accounting change impacts only the pattern and timing of non-cash accounting recognition for derivatives and did not significantly impact 2001 operating results.

    TRANSFERS OF FINANCIAL INSTRUMENTS -- Sales, transfers and securitization of financial instruments are accounted for under Statement of Financial Accounting Standards No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.' We sell interests in designated pools of trade accounts receivables to a third party. The receivables are removed from the Consolidated Balance Sheet at the time they are sold. The value assigned to undivided interests retained in trade receivables sold is based on the relative fair values of the interests retained and sold. The carrying value of the retained interests approximates fair value due to the short-term nature of the receivable collection period.

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

    RESEARCH AND DEVELOPMENT -- Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are classified as part of Cost of Goods Sold and were $832, $818 and $909 million in 2001, 2000 and 1999, respectively.

    EARNINGS PER SHARE -- Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

common shares outstanding and all dilutive potential common shares outstanding. All earnings per share data in this report reflect earnings per share -- assuming dilution, unless otherwise indicated.

    CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity of three months or less.

    USE OF ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures in the accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

    RECENT ACCOUNTING PRONOUNCEMENTS -- In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' (SFAS No.
144), the provisions of which are effective for us on January 1, 2002. SFAS No. 144 provides guidance on the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of the provisions of SFAS No. 144 will not have a material effect on our consolidated results of operations and financial position.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, 'Accounting for Asset Retirement Obligations' (SFAS No. 143), the provisions of which are effective for us on January 1, 2003. SFAS No. 143 requires entities to recognize the fair value of a liability for tangible long-lived asset retirement obligations in the period incurred, if a reasonable estimate of fair value can be made. We are currently evaluating the effect that the adoption of the provisions of SFAS No. 143 will have on our consolidated results of operations and financial position.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, 'Business Combinations' (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets' (SFAS
No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. We adopted SFAS No. 141 in 2001, which did not have a material impact on our consolidated results of operations and financial condition. SFAS No. 142 requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to income, but instead be replaced with periodic testing for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. The amortization and non-amortization provisions of SFAS No. 142 have been applied to any goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating the effect, if any, of the application of the goodwill impairment provisions of SFAS No. 142 on our consolidated results of operations and financial condition. In 2001, amortization expense for goodwill and other intangible assets having indefinite lives was approximately $196 million after tax, or $0.24 per share.

    RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 -- ALLIEDSIGNAL - HONEYWELL MERGER

    On December 1, 1999, AlliedSignal Inc. (AlliedSignal) and Honeywell Inc. (former Honeywell) completed a merger under an Agreement and Plan of Merger (Merger Agreement) dated as of June 4, 1999. Under the Merger Agreement, a wholly-owned subsidiary of AlliedSignal merged with and into the former Honeywell. As a result of the merger, the former Honeywell became a wholly-owned

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

subsidiary of AlliedSignal. At the effective time of the merger AlliedSignal was renamed Honeywell International Inc. (Honeywell).

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

    There were no material transactions between AlliedSignal and the former Honeywell prior to the merger, and there were no material adjustments to conform the accounting policies of the combining companies.

    The net sales and net income previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statement of Operations were as follows:

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
                                                               (UNAUDITED)
Net sales
    AlliedSignal............................................     $11,252
    Former Honeywell........................................       6,324
                                                                 -------
Combined....................................................     $17,576
                                                                 -------
                                                                 -------
Net income
    AlliedSignal............................................     $ 1,121
    Former Honeywell........................................         413
                                                                 -------
Combined....................................................     $ 1,534
                                                                 -------
                                                                 -------

    As described in Note 5, fees and expenses related to the merger and costs to integrate the combined companies were expensed in the fourth quarter of 1999.

NOTE 3 -- ACQUISITIONS

    In addition to the pooling-of-interests transaction discussed in Note 2, we acquired businesses for an aggregate cost of $122, $2,646 and $1,314 million in 2001, 2000 and 1999, respectively. The following table presents information about the more significant acquisitions (there were no significant acquisitions in 2001):

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

                                                        (footnotes on next page)

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

(footnotes from previous page)

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

    All the acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of the acquired businesses were recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired, of $42, $1,678 and $678 million in 2001, 2000 and 1999, respectively, was recorded as goodwill and is being amortized over estimated useful lives. In connection with these acquisitions the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material. The results of operations of the acquired businesses have been included in the consolidated results of Honeywell from their respective acquisition dates. The pro forma results for 2001, 2000 and 1999, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

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

NOTE 5 -- MERGER, REPOSITIONING AND OTHER CHARGES

    In 2001, we recognized a repositioning charge of $1,016 million for the cost of actions designed to reduce our cost structure and improve our future profitability. These actions consisted of announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 15,000 positions have been eliminated as of December 31, 2001. These actions are expected to be completed by September 30, 2002. The repositioning charge also included asset impairments and other exit costs related to plant closures and the rationalization of manufacturing capacity and infrastructure, principally in our Specialty Materials, Engines, Systems and Services and Transportation and Power Systems businesses, including the shutdown of our Turbogenerator product line. The components of the charge included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million consisting of contract cancellations and penalties, including lease terminations, negotiated or subject to reasonable estimation. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

    In 2000, we recognized a repositioning charge of $239 million related to announced global workforce reductions across all of our reportable segments, costs to close a chip package manufacturing plant and related workforce reductions, and other asset impairments principally associated with the completion of previously announced plant shut-downs in our Specialty Materials

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

reportable segment. The components of the repositioning charge included severance costs of $151 million and asset impairments of $88 million. The announced workforce reductions consisted of approximately 2,800 manufacturing and administrative positions, which are complete. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Also, $46 million of previously established accruals, principally for severance, were returned to income in 2000 due to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Automation and Control Solutions and Aerospace reportable segments. We also recognized a repositioning charge of $99 million in equity in (income) loss of affiliated companies for costs to close an affiliate's chemical manufacturing operations. The components of the repositioning charge included severance costs of $6 million, asset impairments of $53 million, and other environmental exit costs and period expenses of $40 million.

    In 1999, upon completion of the merger between AlliedSignal and the former Honeywell, we recognized a repositioning charge of $642 million for the cost of actions designed to improve our combined competitiveness, productivity and future profitability. The merger-related actions included the elimination of redundant corporate offices and functional administrative overhead; elimination of redundant and excess facilities and workforce in our combined aerospace businesses; adoption of Six Sigma productivity initiatives at the former Honeywell businesses; and, the transition to a global shared services model. The components of the repositioning charge included severance costs of $342 million, asset impairments of $108 million, other exit costs of $57 million and merger-related transaction and period expenses of $135 million. Global workforce reductions consisted of approximately 6,500 administrative and manufacturing positions, which are complete. Asset impairments were principally related to the elimination of redundant or excess corporate and aerospace facilities and equipment. Other exit costs were related to lease terminations and contract cancellation losses negotiated or subject to reasonable estimation at year-end. Merger-related transaction and period expenses consisted of investment banking and legal fees, former Honeywell deferred compensation vested upon change in control and other direct merger-related expenses incurred in the period the merger was completed. All merger-related actions are complete.

    In 1999, we also recognized a repositioning charge of $321 million for the cost of actions designed to reposition principally the AlliedSignal businesses for improved productivity and future profitability. These repositioning actions included the organizational realignment of our aerospace businesses to strengthen market focus and simplify business structure; elimination of an unprofitable product line, closing of a wax refinery and carbon materials plant and rationalization of manufacturing capacity and infrastructure in our Specialty Materials reportable segment; a reduction in the infrastructure in our Garrett Engine Boosting Systems business; elimination of two manufacturing facilities in our Electronic Materials business; a plant closure and outsourcing activity in our automotive Consumer Products Group business; and related and general workforce reductions in all AlliedSignal businesses and our Automation and Control Solutions reportable segment. The components of the repositioning charge included severance costs of $140 million, asset impairments of $149 million, and other exit costs of $32 million. Global workforce reductions consisted of approximately 5,100 manufacturing, administrative, and sales positions, which are complete. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment. Other exit costs principally consisted of environmental exit costs associated with chemical plant shutdowns. All repositioning actions, excluding environmental remediation, are complete.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    The following table summarizes the status of our total merger and repositioning costs.

                                   SEVERANCE      ASSET      EXIT    MERGER FEES
                                     COSTS     IMPAIRMENTS   COSTS   AND EXPENSES   TOTAL
                                     -----     -----------   -----   ------------   -----
1999 charges.....................    $ 482        $ 257      $ 89        $135       $  963
1999 usage.......................      (58)        (257)       (4)        (77)        (396)
                                     -----        -----      ----        ----       ------
Balance at December 31, 1999.....      424           --        85          58          567
                                     -----        -----      ----        ----       ------
2000 charges.....................      157          141        40          --          338
2000 usage.......................     (303)        (141)      (41)        (58)        (543)
Adjustments......................      (42)          --        (4)         --          (46)
                                     -----        -----      ----        ----       ------
Balance at December 31, 2000.....      236           --        80          --          316
                                     -----        -----      ----        ----       ------
2001 charges.....................      727          194        95          --        1,016
2001 usage.......................     (364)        (194)      (58)         --         (616)
Adjustments......................     (115)          --        (4)         --         (119)
                                     -----        -----      ----        ----       ------
Balance at December 31, 2001.....    $ 484        $  --      $113        $ --       $  597
                                     -----        -----      ----        ----       ------
                                     -----        -----      ----        ----       ------

    In 2001, we recognized other charges consisting of a settlement of the Litton Systems, Inc. litigation for $440 million (see Note 22 for further discussion), probable and reasonably estimable legal and environmental claims of $408 million (see Note 22 for further discussion), customer claims and settlements of contract liabilities of $310 million and write-offs principally related to asset impairments, including receivables and inventories, of $335 million. In 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquiror of the business. The Friction Materials business was designated as held for disposal, and we recognized an impairment charge of $145 million related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets to their fair value less costs to sell. We recognized charges of $112 million related to an other than temporary decline in the value of an equity investment and an equity investee's loss contract and a $100 million charge for write-off of investments, including inventory, related to a regional jet engine contract cancellation. We also recognized $42 million of transaction expenses related to the proposed merger with GE and redeemed our $200 million 5 3/4% dealer remarketable securities due 2011, resulting in a loss of $6 million.

    In 2000, we identified certain business units and manufacturing facilities as non-core to our business strategy. As a result of this assessment, we implemented cost reduction initiatives and conducted discussions with potential acquirors of these businesses and assets. As part of this process, we evaluated the businesses and assets for possible impairment. As a result of our analysis, we recognized impairment charges in 2000 of $245 and $165 million principally related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets of our Friction Materials business and a chemical manufacturing facility, respectively. We recognized other charges consisting of probable and reasonably estimable environmental liabilities of $87 million, and contract claims, merger-related period expenses, other contingencies, and write-offs of tangible assets removed from service, including inventory, totaling $140 million. In addition, we recognized a charge of $37 million for costs principally related to an equity investee's customer claims.

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

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    The following table summarizes the pretax impact of total merger, repositioning and other charges by reportable business segment.

                                                               2001    2000    1999
                                                               ----    ----    ----
Aerospace...................................................  $  895   $ 91   $  315
Automation and Control Solutions............................     785    108      215
Specialty Materials.........................................     242    399      251
Transportation and Power Systems............................     367    263      129
Corporate...................................................     506    105      377
                                                              ------   ----   ------
                                                              $2,795   $966   $1,287
                                                              ------   ----   ------
                                                              ------   ----   ------

    The following table summarizes the pretax distribution of total merger, repositioning and other charges by income statement classification.

                                                               2001    2000    1999
                                                               ----    ----    ----
Cost of goods sold..........................................  $2,438   $830   $  947
Selling, general and administrative expenses................     151     --      300
Equity in (income) loss of affiliated companies.............     200    136       40
Other (income) expense......................................       6     --       --
                                                              ------   ----   ------
                                                              $2,795   $966   $1,287
                                                              ------   ----   ------
                                                              ------   ----   ------

NOTE 6 -- GAIN ON SALE OF NON-STRATEGIC BUSINESSES

    In 2001 Bendix Commercial Vehicle Systems (BCVS) was designated as held for disposal, and in January 2002, we reached an agreement in principle with Knorr-Bremse AG (Knorr) to transfer our global interests in BCVS to Knorr. The transfer is expected to be completed in the first quarter of 2002. At
December 31, 2001, the assets of BCVS of approximately $173 million were classified in Other Current Assets. BCVS had sales and segment profit of approximately $375 and $57 million, respectively, in 2001.

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

NOTE 7 -- OTHER (INCOME) EXPENSE

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001    2000     1999
                                                               ----    ----     ----
Interest income and other...................................  $ (50)   $(79)  $  (76)
Minority interests..........................................     24      34       46
Foreign exchange (gain) loss................................      9     (12)      (9)
Gain on disposition of investment in AMP Incorporated.......     --      --     (268)
                                                              -----    ----   ------
                                                              $ (17)   $(57)  $ (307)
                                                              -----    ----   ------
                                                              -----    ----   ------

    In April 1999, we reached an agreement with Tyco International Ltd. (Tyco) and AMP Incorporated (AMP), settling AMP's claim to the gain we would realize on the disposition of our investment in AMP common stock. We made a payment to AMP of $50 million, and the parties released all claims that they had against each other relating to AMP. Subsequently, we converted our investment in AMP

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

common stock into Tyco common stock and sold the Tyco common stock for net cash proceeds of $1.2 billion resulting in a pretax gain of $268 million, net of the settlement payment.

NOTE 8 -- INTEREST AND OTHER FINANCIAL CHARGES

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                            2001       2000       1999
                                                            ----       ----       ----
Total interest and other financial charges................  $ 422      $497      $  287
Less -- Capitalized interest..............................    (17)      (16)        (22)
                                                            -----      ----      ------
                                                            $ 405      $481      $  265
                                                            -----      ----      ------
                                                            -----      ----      ------

    Cash payments of interest during the years 2001, 2000 and 1999 were $297, $573 and $328 million, respectively.

    The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2001 and 2000 was 7.46 and 6.60 percent, respectively.

NOTE 9 -- INCOME TAXES

INCOME (LOSS) BEFORE TAXES

                                                             YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            2001       2000       1999
                                                            ----       ----       ----
United States.............................................. $(751)    $1,842     $1,742
Foreign....................................................   329        556        506
                                                            -----     ------     ------
                                                            $(422)    $2,398     $2,248
                                                            -----     ------     ------
                                                            -----     ------     ------

TAX EXPENSE (BENEFIT)

                                                             YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            2001       2000       1999
                                                            ----       ----       ----
United States.............................................. $(472)    $  508     $  531
Foreign....................................................   149        231        176
                                                            -----     ------     ------
                                                            $(323)    $  739     $  707
                                                            -----     ------     ------
                                                            -----     ------     ------

                                                             YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            2001       2000       1999
                                                            ----       ----       ----
Tax expense (benefit) consist of:
Current:
    United States.......................................... $ (33)    $  126     $  416
    State..................................................    (1)         2        113
    Foreign................................................   167        197        189
                                                            -----     ------     ------
                                                              133        325        718
                                                            -----     ------     ------
Deferred:
    United States..........................................  (350)       325         37
    State..................................................   (88)        55        (35)
    Foreign................................................   (18)        34        (13)
                                                            -----     ------     ------
                                                             (456)       414        (11)
                                                            -----     ------     ------
                                                            $(323)    $  739     $  707
                                                            -----     ------     ------
                                                            -----     ------     ------

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                              2001       2000       1999
                                                              ----       ----       ----
The U.S. statutory federal income tax rate is reconciled to
  our effective income tax rate as follows:
    Statutory U.S. federal income tax rate.................   (35.0)%     35.0%      35.0%
    Taxes on foreign earnings over (under) U.S. tax rate...    15.3        (.7)      (1.2)
    Asset basis differences................................   (18.5)       2.5       (1.6)
    Nondeductible amortization.............................    13.4        2.8        3.3
    State income taxes.....................................    (9.3)       1.3        2.2
    Tax benefits of Foreign Sales Corporation..............   (25.4)      (5.0)      (4.4)
    ESOP dividend tax benefit..............................    (4.3)       (.7)       (.7)
    Tax credits............................................    (7.7)      (3.5)      (1.2)
    Equity income..........................................    (3.6)       (.4)      (1.0)
    All other items -- net.................................    (1.5)       (.5)       1.1
                                                              -----     ------     ------
                                                              (76.6)%     30.8%      31.5%
                                                              -----     ------     ------
                                                              -----     ------     ------

DEFERRED INCOME TAXES

                                                               DECEMBER 31,
                                                              --------------
                                                              2001      2000
                                                              ----      ----
Included in the following balance sheet accounts:
    Other current assets...................................  $ 972   $   734
    Other assets...........................................    145       151
    Accrued liabilities....................................     (2)       (5)
    Deferred income taxes..................................   (875)   (1,173)
                                                             -----   -------
                                                             $ 240   $  (293)
                                                             -----   -------
                                                             -----   -------

DEFERRED TAX ASSETS (LIABILITIES)

                                                               DECEMBER 31,
                                                              ---------------
                                                              2001      2000
                                                              ----      ----
The principal components of deferred tax assets and
  (liabilities) are as follows:
    Property, plant and equipment basis differences........  $(878)  $  (934)
    Postretirement benefits other than pensions and
      postemployment benefits..............................    828       847
    Investment and other asset basis differences...........   (219)     (375)
    Other accrued items....................................    376       377
    Net operating losses...................................    459       207
    U.S. tax credits.......................................    167        --
    Deferred foreign gain..................................    (12)      (17)
    Undistributed earnings of subsidiaries.................    (54)      (35)
    All other items -- net.................................   (336)     (319)
                                                             -----   -------
                                                               331      (249)
    Valuation allowance....................................    (91)      (44)
                                                             -----   -------
                                                             $ 240   $  (293)
                                                             -----   -------
                                                             -----   -------

    The amount of federal tax net operating losses available for carryback or carryforward at December 31, 2001 was $625 million, including $507 million generated in 2001. The current year's loss can be carried back two years or carried forward twenty years. Also, included are $118 million of loss carryforwards that were generated by certain subsidiaries prior to their acquisition and have expiration

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

dates through 2019. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. We also have foreign net operating losses of $807 million which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

    We have U.S. tax credit carryforwards of $167 million at December 31, 2001, including carryforwards of $124 million with various expiration dates, and tax credits of $43 million which are not subject to expiration.

    The increase in the valuation allowance of $47 million in 2001 is primarily due to an increase in foreign net operating losses attributable to a Specialty Material's business that are not expected to be utilized.

    Deferred income taxes have not been provided on approximately $2.0 billion of undistributed earnings of foreign affiliated companies, which are considered to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

    Cash payments of income taxes during the years 2001, 2000 and 1999 were $79, $442 and $625 million, respectively.

NOTE 10 -- EARNINGS (LOSS) PER SHARE

    The following table sets forth the computations of basic and diluted earnings (loss) per share:

                                                                 AVERAGE     PER SHARE
                                                      INCOME     SHARES       AMOUNT
                                                      ------     ------       ------
    2001
    Earnings (loss) per share of common
      stock -- basic................................  $  (99)  812,273,417    $(0.12)
    Dilutive securities issuable in connection with
      stock plans...................................                    --
                                                               -----------
    Earnings (loss) per share of common stock --
      assuming dilution.............................  $  (99)  812,273,417    $(0.12)
                                                      ------   -----------    ------
                                                      ------   -----------    ------
    2000
    Earnings per share of common stock -- basic.....  $1,659   800,317,543    $ 2.07
    Dilutive securities issuable in connection with
      stock plans...................................             9,149,959
                                                               -----------
    Earnings per share of common stock -- assuming
      dilution......................................  $1,659   809,467,502    $ 2.05
                                                      ------   -----------    ------
                                                      ------   -----------    ------
    1999
    Earnings per share of common stock -- basic.....  $1,541   792,010,145    $ 1.95
    Dilutive securities issuable in connection with
      stock plans...................................            16,979,863
                                                               -----------
    Earnings per share of common stock -- assuming
      dilution......................................  $1,541   808,990,008    $ 1.90
                                                      ------   -----------    ------
                                                      ------   -----------    ------

    As a result of the net loss for 2001, 4,269,601 of dilutive securities issuable in connection with stock plans have been excluded from the diluted loss per share calculation because their effect would reduce the loss per share. In 2000 and 1999, the diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. In 2000 and 1999, the number of stock options not included in the computations was 14,563,673 and 868,631, respectively. These stock options were outstanding at the end of each of the respective years.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 11 -- ACCOUNTS AND NOTES RECEIVABLE

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
Trade.......................................................  $3,168    $ 3,967
Other.......................................................     580        755
                                                              ------    -------
                                                               3,748      4,722
Less -- Allowance for doubtful accounts.....................    (128)       (99)
                                                              ------    -------
                                                              $3,620    $ 4,623
                                                              ------    -------
                                                              ------    -------

    We sell interests in designated pools of trade accounts receivables to a third party. The sold receivables are over-collateralized and we retain an interest in the pool of receivables representing that over-collateralization. New receivables are sold under the agreement as previously sold receivables are collected. Losses are recognized when our interest in the receivables are sold. The retained interest in the receivables is shown at the amounts expected to be collected by us, and such carrying value approximates the fair value of our retained interest. We are compensated for our services in the collection and administration of the receivables.

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
Designated pools of trade receivables.......................  $  803    $   881
Interest sold to third parties..............................    (500)      (500)
                                                              ------    -------
Retained interest...........................................  $  303    $   381
                                                              ------    -------
                                                              ------    -------

    Losses on sales of receivables were $22, $34 and $28 million in 2001, 2000 and 1999, respectively. No credit losses were incurred during those years.

NOTE 12 -- INVENTORIES

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
Raw materials...............................................  $ 1,024   $ 1,262
Work in process.............................................      869       809
Finished products...........................................    1,603     1,797
                                                              -------   -------
                                                                3,496     3,868
Less --
Progress payments...........................................      (25)       (5)
Reduction to LIFO cost basis................................     (116)     (129)
                                                              -------   -------
                                                              $ 3,355   $ 3,734
                                                              -------   -------
                                                              -------   -------

    Inventories valued at LIFO amounted to $112 and $167 million at December 31, 2001 and 2000, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $116 and $129 million higher at December 31, 2001 and 2000, respectively.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 13 -- INVESTMENTS AND LONG-TERM RECEIVABLES

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
Investments.................................................  $   312   $   548
Long-term receivables.......................................      154       200
                                                              -------   -------
                                                              $   466   $   748
                                                              -------   -------
                                                              -------   -------

    Investments include unrealized holding gains of $0 and $3 million at December 31, 2001 and 2000, respectively, on equity securities classified as available-for-sale. The cost basis of these equity securities was $92 and $95 million at December 31, 2001 and 2000, respectively.

NOTE 14 -- PROPERTY, PLANT AND EQUIPMENT

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
Land and improvements.......................................  $   316   $   337
Machinery and equipment.....................................    8,874     9,484
Buildings and improvements..................................    1,968     2,134
Construction in progress....................................      523       505
                                                              -------   -------
                                                               11,681    12,460
Less -- Accumulated depreciation and amortization...........   (6,748)   (7,230)
                                                              -------   -------
                                                              $ 4,933   $ 5,230
                                                              -------   -------
                                                              -------   -------

    Depreciation expense was $723, $791 and $730 million in 2001, 2000 and 1999, respectively.

NOTE 15 -- ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
Compensation and benefit costs..............................  $   638   $   728
Customer advances...........................................      489       453
Income taxes................................................       31        92
Environmental costs.........................................       81       171
Litton settlement...........................................      220        --
Severance...................................................      484       236
Other.......................................................    1,876     1,488
                                                              -------   -------
                                                              $ 3,819   $ 3,168
                                                              -------   -------
                                                              -------   -------

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 16 -- LONG-TERM DEBT AND CREDIT AGREEMENTS

                                                                DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                               ----     ----
6.75% notes due 2002........................................  $   --   $  200
9 7/8% debentures due 2002..................................      --      171
6.875% notes due 2005.......................................     750      750
5.25% notes due 2006........................................     247       --
8 5/8% debentures due 2006..................................     100      100
5 1/8% notes due 2006.......................................     500       --
7.0% notes due 2007.........................................     350      350
7 1/8% notes due 2008.......................................     200      200
6.20% notes due 2008........................................     200      200
Zero coupon bonds and money multiplier notes,
  13.0% - 14.26%, due 2009..................................     100      100
7.50% notes due 2010........................................   1,000    1,000
6 1/8% notes due 2011.......................................     500       --
Industrial development bond obligations, 4.40% - 6.75%,
  maturing at various dates through 2027....................      80       92
6 5/8% debentures due 2028..................................     216      216
9.065% debentures due 2033..................................      51       51
Other (including capitalized leases),
  1.54% - 12.50%, maturing at various dates through 2033....     437      511
                                                              ------   ------
                                                              $4,731   $3,941
                                                              ------   ------
                                                              ------   ------

    The schedule of principal payments on long-term debt is as follows:

                                                              AT DECEMBER 31,
                                                                   2001
                                                              ---------------
2002........................................................      $  416
2003........................................................         124
2004........................................................          27
2005........................................................         926
2006........................................................         864
Thereafter..................................................       2,790
                                                                  ------
                                                                   5,147
Less -- Current portion.....................................        (416)
                                                                  ------
                                                                  $4,731
                                                                  ------
                                                                  ------

    We maintain $2 billion of bank revolving credit facilities with a group of banks which are comprised of: (a) a $1 billion Five-Year Credit Agreement and
(b) a $1 billion 364-Day Credit Agreement. The credit agreements are maintained for general corporate purposes including support for the issuance of commercial paper. We had no balance outstanding under either agreement at December 31, 2001.

    Neither of the credit agreements restricts our ability to pay dividends and neither contains financial covenants. The failure to comply with customary conditions or the occurrence of customary events of default contained in the credit agreements would prevent any further borrowings and would generally require the repayments of any outstanding borrowings under such credit agreements. Such events of default include (a) non-payment of credit agreement debt and interest, (b) non-compliance with the terms of the credit agreement covenants, (c) default on other debt in certain circumstances, (d) bankruptcy and (e) defaults upon obligations under the Employee Retirement Income Security Act. Additionally, each of the banks has the right to terminate its commitment to lend under the credit

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

agreements if any person or group acquires beneficial ownership of 30 percent or more of our voting stock or, during any 12-month period, individuals who were directors of Honeywell at the beginning of the period cease to constitute a majority of the Board of Directors (the Board).

    Loans under the Five-Year Credit Agreement are required to be repaid no later than December 2, 2004. We have agreed to pay a facility fee of 0.065 percent per annum on the aggregate commitment for the Five-Year Credit Agreement.

    Interest on borrowings under the Five-Year Credit Agreement would be determined, at our option, by (a) an auction bidding procedure; (b) the highest of the floating base rate of the agent bank, 0.5 percent above the average CD rate, or 0.5 percent above the Federal funds rate or (c) the Eurocurrency rate plus 0.135 percent (applicable margin).

    The commitments under the 364-Day Credit Agreement terminate on November 28, 2002. Annually, prior to the Agreement's anniversary date, we may request that the termination date of the 364-Day Credit Agreement be extended by 364 days. We have agreed to pay a facility fee of 0.06 percent per annum on the aggregate commitment for the 364-Day Credit Agreement, and we have paid upfront fees of
0.04 percent.

    Interest on borrowings under the 364-Day Credit Agreement would be determined, at our option, by (a) an auction bidding procedure; (b) the highest of the floating base rate of the agent bank, 0.5 percent above the average CD rate, or 0.5 percent above the Federal funds rate or (c) the Eurocurrency rate plus 0.24 percent (applicable margin).

    The facility fee and the applicable margin over the Eurocurrency rate on both the Five-Year Credit Agreement and the 364-Day Credit Agreement are subject to increase or decrease if our long-term debt ratings change, but the revolving credit facilities are not subject to termination based on a decrease in our debt ratings.

NOTE 17 -- LEASE COMMITMENTS

    Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                              AT DECEMBER 31,
                                                                   2001
                                                              ---------------
2002........................................................      $  274
2003........................................................         197
2004........................................................         154
2005........................................................         123
2006........................................................         100
Thereafter..................................................         238
                                                                  ------
                                                                  $1,086
                                                                  ------
                                                                  ------

    We have entered into agreements to lease land, equipment and buildings. Principally all our operating leases have initial terms of up to 25 years, and some contain renewal options subject to customary conditions. At any time during the terms of some of our leases, we may at our option purchase the leased assets for amounts that approximate fair value. If we elect not to purchase the assets at the end of each such lease, we have guaranteed the residual values of the underlying assets (principally aircraft, equipment, buildings and land), totaling approximately $349 million at December 31, 2001. We do not expect that any of our commitments under the lease agreements will have a material adverse effect on our consolidated results of operations, financial position or liquidity.

    Rent expense was $321, $306 and $291 million in 2001, 2000 and 1999, respectively.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- FINANCIAL INSTRUMENTS

    As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

    CREDIT AND MARKET RISK -- Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restrict the use of derivative financial instruments to hedging activities. We do not use derivative financial instruments for trading or other speculative purposes and do not use leveraged derivative financial instruments.

    We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. While concentrations of credit risk associated with our trade accounts and notes receivable are considered minimal due to our diverse customer base, a significant portion of our customers are in the commercial aviation industry (aircraft manufacturers and airlines) accounting for approximately 19 percent of our consolidated sales in 2001. Following the abrupt downturn in the aviation industry after the terrorist attacks on September 11, 2001 and the already weak economy, we modified terms and conditions of our credit sales to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

    FOREIGN CURRENCY RISK MANAGEMENT -- We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of cash flows in non-functional currencies. We attempt to have all transaction exposures hedged with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the Euro countries, the British pound, the Canadian dollar, and the U.S. dollar.

    We hedge monetary assets and liabilities denominated in foreign currencies. Prior to conversion into U.S dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We hedge our exposure to changes in foreign exchange rates principally with forward contracts. Forward contracts are marked-to-market with the resulting gains and losses similarly recognized in earnings offsetting the gains and losses on the foreign currency denominated monetary assets and liabilities being hedged.

    We partially hedge forecasted 2002 sales and purchases denominated in foreign currencies with currency forward contracts. When the dollar strengthens against foreign currencies, the decline in value of forecasted foreign currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of gains (sales) and losses (purchases), respectively, in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens against foreign currencies, the increase in value of forecasted foreign currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of losses (sales) and gains (purchases), respectively, in the value of the forward

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Deferred gains and losses on forward contracts, used to hedge forecasted sales and purchases, were $2 and $2 million, respectively, at December 31, 2001. The deferred gains and losses are expected to be reclassified into Sales and Cost of Goods Sold within the next twelve months. All open forward contracts mature by December 31, 2002.

    At December 31, 2001 and 2000, we had contracts with notional amounts of $1,507 and $1,542 million, respectively, to exchange foreign currencies, principally in the Euro countries and Great Britain.

    COMMODITY PRICE RISK MANAGEMENT -- Our exposure to market risk for commodity prices arises from changes in our cost of production. We mitigate our exposure to commodity price risk through the use of long-term, firm-price contracts with our suppliers and forward commodity purchase agreements with third parties hedging anticipated purchases of several commodities (principally natural gas). Forward commodity purchase agreements are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized.

     INTEREST RATE RISK MANAGEMENT -- We use a combination of financial instruments, including medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2001 and 2000, interest rate swap agreements designated as fair value hedges effectively changed $1,096 and $1,600 million, respectively, of fixed rate debt at an average rate of 6.55 and 7.10 percent, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature through 2007.

    FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. Summarized below are the carrying values and fair values of our other financial instruments at December 31, 2001 and 2000. The fair values are based on the quoted market prices for the issues (if traded), current rates offered to us for debt of the same remaining maturity and characteristics, or other valuation techniques, as appropriate.

                                                DECEMBER 31, 2001      DECEMBER 31, 2000
                                               --------------------   --------------------
                                               CARRYING      FAIR     CARRYING      FAIR
                                                 VALUE      VALUE       VALUE      VALUE
                                                 -----      -----       -----      -----
ASSETS
    Available-for-sale equity securities.....   $    92    $    92     $    95    $    95
    Long-term receivables....................       154        145         200        188
    Interest rate swap agreements............         5          5          17         81
    Foreign currency exchange contracts......         5          5          --          3
    Forward commodity contracts..............         1          1          --         --

LIABILITIES
    Long-term debt and related current
      maturities (excluding capitalized
      leases)................................   $(5,121)   $(5,407)    $(4,291)   $(4,517)
    Interest rate swap agreements............       (10)       (10)         (1)       (13)
    Foreign currency exchange contracts......       (11)       (11)         --         --
    Forward commodity contracts..............        (7)        (7)         --         --

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

    On July 21, 2000, our Board authorized a share repurchase program to purchase up to 40,000,000 shares of our common stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As a result of the proposed merger with General Electric Company (See
Note 4), Honeywell rescinded its share repurchase program effective October 21, 2000.

    We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2001, there was no preferred stock outstanding.

NOTE 20 -- OTHER NONOWNER CHANGES IN SHAREOWNERS' EQUITY

    Total nonowner changes in shareowners' equity are included in the Consolidated Statement of Shareowners' Equity. The components of Accumulated Other Nonowner Changes are as follows:

                                                                               AFTER-
                                                              PRETAX    TAX     TAX
                                                              ------    ---     ---
YEAR ENDED DECEMBER 31, 2001
Unrealized losses on securities available-for-sale..........  $  (4)   $   1   $  (3)
Reclassification adjustment for losses on securities
  available-for-sale included in net income.................     --       --      --
                                                              -----    -----   -----
Net unrealized losses arising during the year...............     (4)       1      (3)
Foreign exchange translation adjustments....................    (51)      --     (51)
Change in fair value of effective cash flow hedges..........     (8)       3      (5)
Minimum pension liability adjustment........................    (78)      31     (47)
                                                              -----    -----   -----
                                                              $(141)   $  35   $(106)
                                                              -----    -----   -----
                                                              -----    -----   -----
YEAR ENDED DECEMBER 31, 2000
Unrealized gains on securities available-for-sale...........  $   4    $  (1)  $   3
Reclassification adjustment for gains on securities
  available-for-sale included in net income.................     --       --      --
                                                              -----    -----   -----
Net unrealized gains arising during the year................      4       (1)      3
Foreign exchange translation adjustments....................   (377)      --    (377)
                                                              -----    -----   -----
                                                              $(373)   $  (1)  $(374)
                                                              -----    -----   -----
                                                              -----    -----   -----
YEAR ENDED DECEMBER 31, 1999
Unrealized gains on securities available-for-sale...........  $  --    $  --   $  --
Reclassification adjustment for gains on securities
  available-for-sale included in net income.................   (152)      60     (92)
                                                              -----    -----   -----
Net unrealized losses arising during the year...............   (152)      60     (92)
Foreign exchange translation adjustments....................   (126)      --    (126)
Minimum pension liability adjustment........................    (70)      27     (43)
                                                              -----    -----   -----
                                                              $(348)   $  87   $(261)
                                                              -----    -----   -----
                                                              -----    -----   -----

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    The components of Accumulated Other Nonowner Changes are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Cumulative foreign exchange translation adjustment..........  $(723)  $(672)  $(295)
Unrealized holding gains on securities available-for-sale...     --       3      --
Change in fair value of effective cash flow hedges..........     (5)     --      --
Minimum pension liability...................................   (107)    (60)    (60)
                                                              -----   -----   -----
                                                              $(835)  $(729)  $(355)
                                                              -----   -----   -----
                                                              -----   -----   -----

NOTE 21 -- STOCK-BASED COMPENSATION PLANS

    We have stock plans available to grant incentive stock options, non-qualified stock options and stock appreciation rights to officers and employees.

    FIXED STOCK OPTIONS -- The exercise price, term and other conditions applicable to each option granted under the stock plans are generally determined by the Management Development and Compensation Committee of the Board. The options are granted at a price equal to our stock's fair market value on the date of grant. The options generally become exercisable over a three-year period and expire after ten years.

    The following table summarizes information about stock option activity for the three years ended December 31, 2001:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                               NUMBER OF    EXERCISE
                                                                OPTIONS      PRICE
                                                                -------      -----
Outstanding at December 31, 1998............................   54,721,806    $25.66
    Granted.................................................   20,580,611     54.93
    Exercised...............................................  (16,956,945)    23.04
    Lapsed or canceled......................................   (2,304,969)    35.38
                                                              -----------

Outstanding at December 31, 1999............................   56,040,503     36.81
    Granted.................................................    4,506,804     45.68
    Exercised...............................................  (12,115,659)    23.22
    Lapsed or canceled......................................   (2,431,324)    52.87
                                                              -----------

Outstanding at December 31, 2000............................   46,000,324     40.36
    Granted.................................................   15,479,120     36.23
    Exercised...............................................   (3,121,867)    21.49
    Lapsed or canceled......................................   (4,477,952)    51.24
                                                              -----------
Outstanding at December 31, 2001............................   53,879,625     39.37
                                                              -----------
                                                              -----------

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                       OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                ---------------------------------   ----------------------
                                                         WEIGHTED                 WEIGHTED
                                              WEIGHTED   AVERAGE                  AVERAGE
                                  NUMBER      AVERAGE    EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING   LIFE(1)     PRICE     EXERCISABLE    PRICE
------------------------        -----------   -------     -----     -----------    -----
$13.52 - $29.98...............  10,395,878      2.9       $20.19     8,885,878     $19.94
$30.41 - $39.80...............  23,176,558      8.2        36.39     8,330,238      36.69
$40.02 - $49.97...............  10,652,736      7.0        43.42     7,852,919      42.73
$50.13 - $66.73...............   9,654,453      7.9        62.68     5,073,693      62.45
                                ----------                          ----------
                                53,879,625      6.9        39.37    30,142,728      37.66
                                ----------                          ----------
                                ----------                          ----------

---------

(1) Average remaining contractual life in years.

There were 26,998,346 and 30,927,704 options exercisable at weighted average exercise prices of $32.06 and $27.21 at December 31, 2000 and 1999, respectively. There were 9,948,269 shares available for future grants under the terms of our stock option plans at December 31, 2001.

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

                                                             2001     2000     1999
                                                             ----     ----     ----
Weighted average fair value per share of options granted
  during the year(1)......................................  $13.71   $18.21   $12.70
Reduction of:
    Net income............................................  $   85   $   75   $   65
    Earnings per share of common stock -- basic...........  $  .11   $  .09   $  .08
    Earnings per share of common stock -- assuming
      dilution............................................  $  .11   $  .09   $  .08
Assumptions:
    Historical dividend yield.............................     1.5%     1.4%     1.3%
    Historical volatility.................................    40.9%    27.8%    24.6%
    Risk-free rate of return..............................     5.2%     6.4%     5.2%
    Expected life (years).................................     5.0      5.0      5.0

---------

(1) Estimated on date of grant using Black-Scholes option-pricing model.

    RESTRICTED STOCK UNITS -- Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSU's are issued to certain key employees as compensation and as incentives tied directly to the achievement of certain performance objectives.

    RSU's issued were 186,500, 1,374,640 and 1,175,127 in 2001, 2000 and 1999,
respectively. There were 1,580,091, 2,449,749 and 2,657,561 RSU's outstanding, with a weighted average grant date fair value per share of $43.49, $47.33 and $37.81 at December 31, 2001, 2000 and 1999, respectively.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    NON-EMPLOYEE DIRECTORS' PLAN -- We also have a Stock Plan for Non-Employee Directors (Directors' Plan) under which restricted shares and options are granted. Each new director receives a one-time grant of 3,000 shares of common stock, subject to specific restrictions. The Directors' Plan provides for an annual grant to each director of options to purchase 2,000 shares of common stock at the fair market value on the date of grant. We have set aside 450,000 shares for issuance under the Directors' Plan. Options generally become exercisable over a three-year period and expire after ten years.

    EMPLOYEE STOCK MATCH PLANS -- We sponsor employee savings plans under which we match, in the form of our common stock, certain eligible U.S. employee savings plan contributions. Shares issued under the stock match plans were 4.9,
3.9 and 2.6 million in 2001, 2000 and 1999, respectively, at a cost of $185, $161 and $142 million, respectively.

NOTE 22 -- COMMITMENTS AND CONTINGENCIES

    LITTON LITIGATION -- On March 13, 1990, Litton Systems, Inc. (Litton) filed a legal action against the former Honeywell in U.S. District Court, Central District of California, Los Angeles with claims that were subsequently split into two separate cases. One alleged patent infringement under federal law for using an ion-beam process to coat mirrors incorporated in the former Honeywell's ring laser gyroscopes and tortious interference under state law for interfering with Litton's prospective advantage with customers and contractual relationships with an inventor and his company, Ojai Research, Inc. The other case alleged monopolization and attempted monopolization under federal antitrust laws by the former Honeywell in the sale of inertial reference systems containing ring laser gyroscopes into the commercial aircraft market. On December 21, 2001, we settled the Litton legal action for $440 million, reaching a settlement agreement with Northrop Grumman (Northrop), which purchased Litton earlier in 2001. The settlement amount was included as part of Costs of Goods Sold. In December 2001, $220 million of the settlement amount was paid to Northrop with the remaining $220 million due on or before July 1, 2002. The settlement ends the patent infringement, antitrust and other claims that Litton originally brought against the former Honeywell and allows us to continue to sell ring-laser-gyroscope-based products and certain other inertial reference systems free from any claims from Northrop.

    SHAREOWNER LITIGATION -- Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000. On January 15, 2002, the District Court dismissed the consolidated complaint against four of Honeywell's current and former officers.

    In addition, Honeywell, seven of its current and former officers and its Board have been named as defendants in a purported shareowner derivative action which was filed on November 27, 2000 in the United States District Court for the District of New Jersey (the Derivative Complaint). The Derivative Complaint alleges a single claim for breach of fiduciary duty based on nearly identical allegations to those set forth in the Securities Law Complaints.

    We believe that there is no factual or legal basis for the allegations in the Securities Law Complaints and the Derivative Complaint. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

    ENVIRONMENTAL MATTERS -- We are subject to various federal, state and local government requirements relating to the protection of employee health and safety and the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury to our employees and employees of our customers and that our handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental matters, including past production of products containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

    With respect to environmental matters involving site contamination, we continually conduct studies, individually at our owned sites, and jointly as a member of industry groups at non-owned sites, to determine the feasibility of various remedial techniques to address environmental matters. With respect to environmental matters involving the production of products containing toxic substances, we believe that the costs of defending and resolving such matters will be largely covered by insurance, subject to deductibles, exclusions, retentions and policy limits. It is our policy (see Note 1) to record appropriate liabilities for environmental matters when environmental assessments are made or remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. With respect to site contamination, the timing of these accruals is generally no later than the completion of feasibility studies. We expect that we will be able to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of personal injury and property damage claims, insurance recoveries, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

    ASBESTOS MATTERS -- Like more than a thousand other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. Our involvement is limited because we did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, we made several products that contained small amounts of asbestos.

    Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a limited group of potential claimants consisting largely of professional brake mechanics. During the twenty-year period from 1981 through 2001, we have resolved approximately 53,000 Bendix claims at an average cost per claim of one thousand dollars. Honeywell has had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. There are currently approximately 47,000 claims pending and we have no reason to believe that the historic rate of dismissal will change. We have $2 billion of insurance remaining.

    Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

    When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO has resolved approximately

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

176,000 claims in the past 18 years at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. There are approximately 116,000 claims currently pending against NARCO, including approximately 7 percent in which Honeywell is also named as a defendant. During the past 18 years, Honeywell and our insurers have contributed to the cost of the NARCO defense. We have in excess of $1.2 billion of insurance remaining that can be specifically allocated to NARCO-related liability.

    On January 4, 2002, NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and have agreed to provide NARCO with up to $20 million in financing. We have also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

    We believe that, as part of the NARCO plan of reorganization, a trust will be established for the benefit of all asbestos claimants, current and future. Honeywell intends to contribute its insurance coverage (which is in excess of $1.2 billion) to the trust in exchange for its indemnity obligation to NARCO. If that trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO products to be made against the federally-supervised trust. In our view, our existing insurance plus the existing NARCO assets should be sufficient to fund the trust. There is no assurance that a stay will remain in effect, that a plan of reorganization will be proposed or confirmed, or that any plan that is confirmed will provide relief to Honeywell.

    Although it is impossible to predict the outcome of pending or future claims or the NARCO bankruptcy, in light of the nature of the potential exposure, our experience over the past 20 years in resolving asbestos-related claims, our insurance coverage, our existing reserves and the NARCO bankruptcy proceeding, we do not believe that asbestos-related claims will have a material adverse effect on our consolidated results of operations or financial position.

    OTHER MATTERS -- We are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. With respect to all these other matters, including those relating to commercial transactions, government contracts, product liability and non-environmental health and safety matters, while the ultimate results of these lawsuits, investigations and claims cannot be determined, we do not expect that these matters will have a material adverse effect on our consolidated results of operations or financial position.

    We have issued or are a party to various direct and indirect guarantees of the debt of unconsolidated affiliates and third parties of $80 million. We do not expect that these guarantees will have a material adverse effect on our consolidated results of operations, financial position or liquidity.

NOTE 23 -- PENSION AND OTHER POSTRETIREMENT BENEFITS

    We maintain pension plans covering the majority of our employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage. Pension benefits for substantially all U.S. employees are provided through non-contributory, defined benefit pension plans. Employees in foreign countries, who are not U.S. citizens, are covered by

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Our retiree medical plans cover U.S. and Canadian employees who retire with pension eligibility for hospital, professional and other medical services. Most of the U.S. retiree medical plans require deductibles and copayments, and virtually all are integrated with Medicare. Retiree contributions are generally required based on coverage type, plan and Medicare eligibility. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our general assets.

    Net periodic pension and other postretirement benefit costs (income) include the following components:

                                                                  OTHER POSTRETIREMENT
                                          PENSION BENEFITS              BENEFITS
                                     --------------------------   --------------------
                                      2001      2000      1999    2001    2000    1999
                                      ----      ----      ----    ----    ----    ----
Service cost.......................  $   194   $   193   $  229   $  20   $  23   $ 32
Interest cost......................      765       702      710     142     131    125
Assumed return on plan assets......   (1,201)   (1,151)  (1,062)     --      --     --
Amortization of transition asset...      (11)      (13)     (13)     --      --     --
Amortization of prior service cost
  (credit).........................       49        53       50     (19)    (18)   (18)
Recognition of actuarial (gains)
  losses...........................      (52)     (114)      10       2      (4)    (4)
Settlements and curtailments.......      (54)      (50)     (45)     --     (34)   (75)
                                     -------   -------   ------   -----   -----   ----
Benefit cost (income)..............  $  (310)  $  (380)  $ (121)  $ 145   $  98   $ 60
                                     -------   -------   ------   -----   -----   ----
                                     -------   -------   ------   -----   -----   ----

    The following table summarizes the balance sheet impact, including the benefit obligations, assets, funded status and actuarial assumptions associated with our significant pension and other postretirement benefit plans.

                                                                   OTHER POSTRETIREMENT
                                               PENSION BENEFITS          BENEFITS
                                               ----------------    --------------------
                                                2001      2000       2001        2000
                                                ----      ----       ----        ----
Change in benefit obligation:
    Benefit obligation at beginning of
      year...................................  $10,132   $ 9,938    $ 1,952     $ 1,708
    Service cost.............................      194       193         20          23
    Interest cost............................      765       702        142         131
    Plan amendments..........................       37        41         (6)        (69)
    Actuarial losses.........................      748       409        210         333
    Acquisitions (divestitures)..............       (7)       72         --          --
    Benefits paid............................     (857)     (786)      (169)       (165)
    Settlements and curtailments.............      (49)      (77)        --          (9)
    Other....................................      (11)     (360)        --          --
                                               -------   -------    -------     -------
    Benefit obligation at end of year........   10,952    10,132      2,149       1,952
                                               -------   -------    -------     -------
Change in plan assets:
    Fair value of plan assets at beginning of
      year...................................   12,264    13,022         --          --
    Actual return on plan assets.............     (383)      233         --          --
    Company contributions....................       46        62         --          --
    Acquisitions (divestitures)..............       (8)      102         --          --
    Benefits paid............................     (857)     (786)        --          --
    Other....................................      (11)     (369)        --          --
                                               -------   -------    -------     -------
    Fair value of plan assets at end of
      year...................................   11,051    12,264         --          --
                                               -------   -------    -------     -------

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Funded status of plans.......................       99     2,132     (2,149)     (1,952)
Unrecognized transition (asset)..............       (8)      (21)        --          --
Unrecognized net (gain) loss.................    1,118    (1,276)       297          89
Unrecognized prior service cost (credit).....      239       258       (157)       (170)
                                               -------   -------    -------     -------
Prepaid (accrued) benefit cost...............  $ 1,448   $ 1,093    $(2,009)    $(2,033)
                                               -------   -------    -------     -------
                                               -------   -------    -------     -------
Actuarial assumptions at December 31:
    Discount rate............................     7.25%     7.75%      7.25%       7.75%
    Assumed rate of return on plan assets....    10.00%    10.00%        --          --
    Assumed annual rate of compensation
      increase...............................     4.00%     4.00%        --          --

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans with accumulated benefit obligations in excess of plan assets were $1,296, $1,262 and $865 million, respectively, at December 31, 2001 and $350, $310 and $44 million, respectively, at December 31, 2000.

    For measurement purposes, we assumed an annual health-care cost trend rate of 8.25 percent for covered healthcare benefits in 2002. The rate was assumed to decrease gradually to 5 percent in 2007 and remain at that level thereafter. Assumed health-care cost trend rates have a significant effect on the amounts reported for our retiree health-care plan. A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

                                                             ONE-             ONE-
                                                         PERCENTAGE-      PERCENTAGE-
                                                        POINT INCREASE   POINT DECREASE
                                                        --------------   --------------
Effect on total of service and interest cost
  components..........................................       $  9            $  (8)
Effect on postretirement benefit obligation...........       $121            $(110)

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

    We globally manage our business operations through strategic business units
(SBUs) serving customers worldwide with aerospace products and services, control technologies for buildings, homes and industry, automotive products and chemicals. Based on similar economic and operational characteristics, our SBUs are aggregated into the following four reportable segments:

     Aerospace includes Engines, Systems and Services (auxiliary power units; propulsion engines; environmental control systems; engine controls; repair and overhaul services; hardware; logistics and power generation systems); Aerospace Electronic Systems (flight safety communications, navigation, radar and surveillance systems; aircraft and airfield lighting; management and technical services and advanced systems and instruments); and Aircraft Landing Systems (aircraft wheels and brakes).

     Automation and Control Solutions includes Control Products (controls for heating, cooling, indoor air quality, ventilation, humidification and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature, electrical current and more); Service (installs, maintains and upgrades systems that keep buildings safe, comfortable and productive); Security & Fire Solutions (manufactures and distributes security and fire detection, access control and video surveillance systems); and Industry Solutions (provides full range of automation and control solutions for industrial plants, offering advanced software and

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

     automation systems that integrate, control and monitor complex processes in many types of industrial settings).

     Specialty Materials includes fibers; plastic resins; specialty films; intermediate chemicals; fluorine-based products; pharmaceutical and agricultural chemicals; specialty waxes, adhesives and sealants; process technology; wafer fabrication materials and services; advanced circuits; and amorphous metals.

     Transportation and Power Systems includes Garrett Engine Boosting Systems (turbochargers and charge-air coolers); Bendix Commercial Vehicle Systems (air brake and anti-lock braking systems); the Consumer Products Group (car care products including anti-freeze, filters, spark plugs, cleaners, waxes and additives); and Friction Materials (friction material and related brake system components).

    The accounting policies of the segments are the same as those described in
Note 1. We evaluate segment performance based on segment profit, which excludes general corporate unallocated expenses, gains on sales of non-strategic businesses, equity income, other (income) expense, interest and other financial charges and merger, repositioning and other charges. Intersegment sales approximate market and are not significant. Reportable segment data were as follows:

                                                          2001      2000      1999
                                                          ----      ----      ----
Net sales
    Aerospace..........................................  $ 9,653   $ 9,988   $ 9,908
    Automation and Control Solutions...................    7,185     7,384     6,115
    Specialty Materials................................    3,313     4,055     4,007
    Transportation and Power Systems...................    3,457     3,527     3,581
    Corporate..........................................       44        69       124
                                                         -------   -------   -------
                                                         $23,652   $25,023   $23,735
                                                         -------   -------   -------
                                                         -------   -------   -------
Depreciation and amortization
    Aerospace..........................................  $   292   $   328   $   291
    Automation and Control Solutions...................      270       264       192
    Specialty Materials................................      231       244       214
    Transportation and Power Systems...................       96       107       106
    Corporate..........................................       37        52        78
                                                         -------   -------   -------
                                                         $   926   $   995   $   881
                                                         -------   -------   -------
                                                         -------   -------   -------
Segment profit
    Aerospace..........................................  $ 1,741   $ 2,195   $ 1,918
    Automation and Control Solutions...................      819       986       767
    Specialty Materials................................       52       334       439
    Transportation and Power Systems...................      289       274       322
    Corporate..........................................     (153)     (160)     (175)
                                                         -------   -------   -------
                                                         $ 2,748   $ 3,629   $ 3,271
                                                         -------   -------   -------
                                                         -------   -------   -------
Capital expenditures
    Aerospace..........................................  $   212   $   225   $   270
    Automation and Control Solutions...................      154       193       212
    Specialty Materials................................      325       261       282
    Transportation and Power Systems...................      172       145       143
    Corporate..........................................       13        29        79
                                                         -------   -------   -------
                                                         $   876   $   853   $   986
                                                         -------   -------   -------
                                                         -------   -------   -------

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                          2001      2000      1999
                                                          ----      ----      ----
Total assets
    Aerospace..........................................  $ 8,003   $ 8,454   $ 8,219
    Automation and Control Solutions...................    6,827     7,510     4,816
    Specialty Materials................................    4,053     4,243     4,701
    Transportation and Power Systems...................    2,195     2,792     2,799
    Corporate..........................................    3,148     2,176     2,992
                                                         -------   -------   -------
                                                         $24,226   $25,175   $23,527
                                                         -------   -------   -------
                                                         -------   -------   -------

    A reconciliation of segment profit to consolidated income (loss) before taxes is as follows:

                                                          2001      2000      1999
                                                          ----      ----      ----
Segment profit.........................................  $ 2,748   $ 3,629   $ 3,271
Gain on sale of non-strategic businesses...............       --       112       106
Equity in income of affiliated companies...............        7        47       116
Other income...........................................       22        57        39
Interest and other financial charges...................     (405)     (481)     (265)
Merger, repositioning and other charges(1).............   (2,794)     (966)   (1,287)
Gain on disposition of investment in AMP...............       --        --       268
                                                         -------   -------   -------
Income (loss) before taxes.............................  $  (422)  $ 2,398   $ 2,248
                                                         -------   -------   -------
                                                         -------   -------   -------

---------

(1) In 2001 includes cumulative effect adjustment of $1 million of income related to adoption of SFAS No. 133.

NOTE 25 -- GEOGRAPHIC AREAS -- FINANCIAL DATA

                                        NET SALES(1)              LONG-LIVED ASSETS(2)
                                 ---------------------------   ---------------------------
                                  2001      2000      1999      2001      2000      1999
                                  ----      ----      ----      ----      ----      ----
United States..................  $17,421   $18,007   $16,913   $ 9,402   $ 9,540   $ 7,837
Europe.........................    4,264     4,313     4,608     1,491     1,617     1,840
Other International............    1,967     2,703     2,214       396       517       613
                                 -------   -------   -------   -------   -------   -------
                                 $23,652   $25,023   $23,735   $11,289   $11,674   $10,290
                                 -------   -------   -------   -------   -------   -------
                                 -------   -------   -------   -------   -------   -------

---------

(1) Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $3,074, $3,194 and $3,715 million in 2001, 2000 and 1999, respectively.

(2) Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

                          HONEYWELL INTERNATIONAL INC.

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

NOTE 26 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                    2001
                        ------------------------------------------------------------
                        MAR. 31(1)   JUNE 30(2)   SEPT. 30(3)   DEC. 31(4)    YEAR
                        ----------   ----------   -----------   ----------    ----
Net sales.............    $5,944       $6,066       $5,789        $5,853     $23,652
Gross profit..........       971          999          421           832       3,223
Net income (loss).....        41           50         (308)          118         (99)
Earnings (loss) per
 share -- basic.......       .05          .06         (.38)          .14        (.12)
Earnings (loss) per
 share -- assuming
 dilution.............       .05          .06         (.38)(9)       .14        (.12)(9)
Dividends paid........     .1875        .1875        .1875         .1875         .75
Market price(10)......
   High...............     49.42        53.50        38.95         34.50       53.50
   Low................     35.93        34.90        23.59         25.65       23.59

                                                    2000
                        ------------------------------------------------------------
                        MAR. 31   JUNE 30(5)(6)   SEPT. 30(7)   DEC. 31(8)    YEAR
                        -------   -------------   -----------   ----------    ----
Net sales.............  $6,044       $6,309         $6,216        $6,454     $25,023
Gross profit..........   1,594        1,638          1,371         1,330       5,933
Net income (loss).....     506          617            282           254       1,659
Earnings (loss) per
 share -- basic.......     .64          .77            .35           .32        2.07
Earnings (loss) per
 share -- assuming
 dilution.............     .63          .76            .35           .31        2.05
Dividends paid........   .1875        .1875          .1875         .1875         .75
Market price(10)......
   High...............   60.50        59.13          41.75         55.69       60.50
   Low................   40.31        32.13          33.25         33.38       32.13

---------

 (1) Includes a $495 million provision for repositioning and other charges, a charge of $95 million for the impairment of an equity investment and an equity investee's loss contract and a net provision of $5 million, consisting of $6 million for a charge related to the early extinguishment of debt and a $1 million benefit recognized upon the adoption of SFAS
     No. 133. The total pretax charge was $595 million, after-tax $374 million, or $0.46 per share. The total pretax charge included in gross profit was $474 million.

 (2) Includes a $573 million net provision for repositioning and other charges and a charge of $78 million for the impairment of an equity investment. The total pretax charge was $651 million, after-tax $400 million, or $0.49 per share. The total pretax charge included in gross profit was $508 million.

 (3) Includes a $981 million net provision for repositioning and other charges and a charge of $27 million for the impairment of an equity investment. The total pretax charge was $1,008 million, after-tax $668 million, or $0.82 per share. The total pretax charge included in gross profit was $916 million.

 (4) Includes a charge of $440 million for the Litton settlement and a charge of $100 million for the write-off of investments related to a regional jet engine contract cancellation. The total pretax charge was $540 million, all of which was included in gross profit, after-tax $329 million, or $0.40 per share.

 (5) Includes a $96 million provision for repositioning charges, all of which was included in gross profit, after-tax $59 million, or $0.08 per share.

 (6) Includes an after-tax gain of $71 million, or $0.09 per share, on the sale of the TCAS product line of the former Honeywell.

 (7) Includes a $116 million net provision for repositioning and other charges, an impairment charge of $245 million for the write-down of long-lived assets of our Friction Materials business and a charge of $99 million for costs associated with closing an affiliate's operations. The total pretax charge was $460 million, after-tax $331 million, or $0.41 per share. The total pretax charge included in gross profit was $361 million.

 (8) Includes a $208 million provision for repositioning and other charges, an impairment charge of $165 million for the write-down of long-lived assets of a chemical manufacturing facility and a charge of $37 million for costs principally related to an equity investee's customer claims. The total pretax charge was $410 million, after-tax $315 million, or $0.39 per share. The total pretax charge included in gross profit was $373 million.

 (9) Dilutive securities issuable in connection with stock plans have been excluded from the calculation of loss per share because their effect would reduce the loss per share.

(10) From composite tape - stock is primarily traded on the New York Stock Exchange.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
HONEYWELL INTERNATIONAL INC.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 68 present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 68 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 7, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the directors and executive officers of Honeywell International Inc. is set forth below:

          NAME, AGE,
          DATE FIRST
  ELECTED A DIRECTOR/OFFICER                        BUSINESS EXPERIENCE
  --------------------------    ------------------------------------------------------------
DIRECTORS:
Lawrence A. Bossidy (a), 67     Chairman of the Board since February 2002. Chairman of the
             2001                 Board and Chief Executive Officer from July 2001 to
                                  February 2002. Retired from April 2000 until July 2001.
                                  Chairman of the Board from January 1992 until April 2000.
                                  Chief Executive Officer from July 1991 through
                                  November 1999. Mr. Bossidy is a director of Champion
                                  International Corporation, J.P. Morgan Chase & Co. and
                                  Merck & Co. Inc.

David M. Cote (a), 49           President and Chief Executive Officer since February 2002.
             2002                 Chairman of the Board, President and Chief Executive Officer
                                  of TRW (manufacturer of aerospace and automotive products)
                                  from August 2001 to February 2002. President and Chief
                                  Executive Officer of TRW from February 2001 to July 2001.
                                  President and Chief Operating Officer of TRW from November
                                  1999 to January 2001. Senior Vice President of General
                                  Electric Company and President and Chief Executive Officer
                                  of GE Appliances from June 1996 to November 1999.

Hans W. Becherer, 66            Formerly Chairman and Chief Executive Officer of Deere &
             1991                 Company (manufacturer of mobile power machinery and
                                  supplier of financial services) from 1990 to 2000.
                                  Mr. Becherer is also a director of J.P. Morgan Chase & Co.
                                  and Schering-Plough Corporation.

Gordon M. Bethune, 60           Chairman of the Board and Chief Executive Officer of
             1999                 Continental Airlines, Inc. (international commercial
                                  airline company) since 1996. Mr. Bethune is also a
                                  director of ANC Corp. He was a director of Honeywell Inc.
                                  from April 1999 to December 1999.

Marshall N. Carter, 61          Senior Fellow at the Center for Business and Government,
             1999                 John F. Kennedy School of Government, Harvard University,
                                  since January 2001. Chairman and Chief Executive Officer
                                  of State Street Corporation (provider of services to
                                  institutional investors worldwide) from 1993 to 2000.

Jaime Chico Pardo, 52           Vice Chairman and Chief Executive Officer of Telefonos
             1999                 de Mexico, S.A. de C.V. (TELMEX) (a telecommunications
                                  company based in Mexico City) since 1995. Mr. Chico Pardo
                                  is also Vice-Chairman of Carso Global Telecom and a
                                  director of America Movil, Grupo Carso and Prodigy
                                  Communications Corp. He was a director of Honeywell Inc.
                                  from September 1998 to December 1999.

----------
(a) Also an officer.

          NAME, AGE,
          DATE FIRST
  ELECTED A DIRECTOR/OFFICER                        BUSINESS EXPERIENCE
  --------------------------    ------------------------------------------------------------
Ann M. Fudge, 50                Former President, Beverages, Desserts and Post Divisions and
             1993                 Group Vice President of Kraft Foods, Inc. (packaged foods)
                                  from 2000 to February 2001. President of Kraft General
                                  Foods' Maxwell House Coffee Company from 1994 to 2000.
                                  Ms. Fudge is a director of General Electric Company and
                                  the Federal Reserve Bank of New York.

James J. Howard, 66             Chairman Emeritus of Xcel Energy Inc. (formerly known as
             1999                 Northern States Power Company, an energy company).
                                  Chairman of the Board of Xcel Energy Inc. from August 2000 until August 2001. Chairman of the Board, President and
                                  Chief Executive Officer of Northern States Power Company
                                  from 1994 to 2000. Mr. Howard is also a director of
                                  Ecolab, Inc., NRG Energy Inc. and Walgreen Company. He was
                                  a director of Honeywell Inc. from July 1990 to December 1999.

Bruce Karatz, 56                Chairman of the Board and Chief Executive Officer of KB Home
             1999                 (an international residential and commercial builder)
                                  since 1993. Mr. Karatz is also a director of the Kroger
                                  Co., Avery Dennison Corporation and National Golf Properties,
                                  Inc. He was a director of Honeywell Inc. from July 1992 to
                                  December 1999.

Robert P. Luciano, 68           Chairman Emeritus of Schering-Plough Corporation (a
             1989                 manufacturer and marketer of pharmaceuticals and consumer
                                  products) since October 1999. Chairman of the Board of
                                  Schering-Plough Corporation from 1984 to October 1998.
                                  Mr. Luciano is a director of Merrill Lynch & Co.

Russell E. Palmer, 67           Chairman and Chief Executive Officer of the Palmer Group (a
             1987                 private investment firm) since 1990. Mr. Palmer is a
                                  director of The May Department Stores Company, Safeguard
                                  Scientifics, Inc. and Verizon Communications.

Ivan G. Seidenberg, 55          President and Co-Chief Executive Officer of Verizon
             1995                 Communications (telecommunications and information
                                  services provider) since June 2000 when Bell Atlantic
                                  Corporation and GTE Corporation merged and Verizon
                                  Communications was created. Chairman and Chief Executive
                                  Officer of Bell Atlantic Corporation from 1999 to June
                                  2000. Vice Chairman, President and Chief Executive Officer
                                  since June 1998, and Vice Chairman, President and Chief
                                  Operating Officer following the merger of NYNEX
                                  Corporation and Bell Atlantic in 1997. Chairman and Chief
                                  Executive Officer of NYNEX Corporation from 1995 to 1997.
                                  Mr. Seidenberg is also a director of Wyeth (formerly
                                  American Home Products Corporation), Boston Properties,
                                  Inc., CVS Corporation and Viacom Inc.

John R. Stafford, 64            Chairman of the Board of Wyeth (formerly American Home
             1993                 Products Corporation, a manufacturer of pharmaceutical,
                                  health care and animal health products) since May 2001.
                                  Chairman, President and Chief Executive Officer of Wyeth
                                  from 1986 until May 2001. Mr. Stafford is also a director
                                  of J.P. Morgan Chase & Co. and Verizon Communications.

          NAME, AGE,
          DATE FIRST
  ELECTED A DIRECTOR/OFFICER                        BUSINESS EXPERIENCE
  --------------------------    ------------------------------------------------------------
Michael W. Wright, 63           Chairman of the Board of SUPERVALU Inc. (food distributor
             1999                 and retailer) since June 2001. Chairman of the Board,
                                  President and Chief Executive Officer, SUPERVALU Inc. from
                                  1982 until June 2001. Mr. Wright is also a director of
                                  Canadian Pacific Railway Limited, Cargill, Inc., S.C.
                                  Johnson & Son, Inc. and Wells Fargo and Company. He was a
                                  director of Honeywell Inc. from April 1987 to
                                  December 1999.

EXECUTIVE OFFICERS:
Dr. Nance K. Dicciani, 54         President and Chief Executive Officer Specialty Materials
             2001                 since November 2001. Senior Vice President and Business
                                  Group Executive of Chemical Specialties and Director,
                                  European Region of Rohm and Haas (chemical company) from
                                  June 1998 until October 2001. Vice President and General
                                  Manager of Monomers Division of Rohm and Haas from May
                                  1996 until May 1998.

Robert J. Gillette, 41          President and Chief Executive Officer Transportation and
             2001                 Power Systems since July 2001. President of Garrett Engine
                                  Boosting Systems from July 2000 until June 2001. Vice
                                  President and General Manager of Engineering Plastics from
                                  December 1996 until June 2000.

J. Kevin Gilligan, 47           President and Chief Executive Officer Automation and Control
             2001                 Solutions since July 2001. President of Home and Building
                                  Control from January 2000 until June 2001. President of
                                  Home and Building Control's Solutions and Services
                                  business from October 1997 until December 1999. Vice
                                  President and General Manager of Home and Building
                                  Control's North American region from June 1994 until
                                  September 1997.

Robert D. Johnson, 54           President and Chief Executive Officer Aerospace since July
             1998                 2001. Chief Operating Officer and Executive Vice
                                  President, Aerospace, from December 1999 to June 2001.
                                  President and Chief Executive Officer of AlliedSignal
                                  Aerospace from April 1999 to November 1999. President --
                                  Aerospace Marketing, Sales and Service from January
                                  1999 to March 1999. President -- Aerospace Electronic
                                  & Avionics Systems from October 1997 to December 1998.
                                  Vice President and General Manager, Aerospace Services
                                  from 1994 to September 1997.

Dr. Barry C. Johnson, 58        Senior Vice President and Chief Technology Officer since
             2000                 July 2000. Corporate Vice President of Motorola Inc. and
                                  Chief Technology Officer of Motorola's Semiconductor
                                  Product Sector from September 1998 to June 2000. Vice
                                  President and Director, Global New Product and Technology
                                  Operations of Motorola Inc. from May 1997 to August 1998.
                                  Vice President and Director, Manufacturing Technology
                                  Development of Motorola Inc. from July 1994 to
                                  April 1997.

          NAME, AGE,
          DATE FIRST
  ELECTED A DIRECTOR/OFFICER                        BUSINESS EXPERIENCE
  --------------------------    ------------------------------------------------------------
Larry E. Kittelberger, 53       Senior Vice President Administration and Chief Information
             2001                 Officer since August 2001. Senior Vice President and Chief
                                  Information Officer of Lucent Technologies Inc. from
                                  November 1999 until August 2001. Senior Vice President
                                  and Chief Information Officer of AlliedSignal Inc from
                                  February 1999 until November 1999. Vice President and
                                  Chief Information Officer from August 1995 to January
                                  1999.

Peter M. Kreindler, 56          Senior Vice President and General Counsel since March 1992.
             1992                 Secretary from December 1994 through November 1999.

Donald J. Redlinger, 57         Senior Vice President Human Resources and Communication
             2001                 since July 2001. Retired from October 2000 until July
                                  2001. Senior Vice President Human Resources and
                                  Communications from February 1995 until October 2000.

Richard F. Wallman, 50          Senior Vice President and Chief Financial Officer since
             1995                 March 1995.

    The executive officers of Honeywell, listed above, are elected annually. There are no family relationships among them.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The rules of the Securities and Exchange Commission require that we disclose late filings of reports of stock ownership (and changes in stock ownership) by our directors and executive officers. To the best of Honeywell's knowledge, all of the filings for our executive officers and directors were made on a timely basis in 2001, except that the ownership of 421 shares by Larry E. Kittelberger, Senior Vice President Administration and Chief Information Officer, was reported after the filing deadline.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table provides a summary of cash and non-cash compensation with respect to Honeywell's two Chief Executive Officers during 2001 and the other four most highly compensated officers of Honeywell during 2001.

                                      ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                      -------------------                        ----------------------
                                                                          AWARDS                         PAYOUTS
                                                                          ------                         -------
          NAME AND                                                RESTRICTED        OPTIONS       LTIP         ALL OTHER
     PRINCIPAL POSITION       YEAR  SALARY($)     BONUS($)    STOCK UNITS($)(1)    (SHARES)    PAYOUTS($)   COMPENSATION(2)
     ------------------       ----  ---------     --------    -----------------    --------    ----------   ---------------
Lawrence A. Bossidy(3)        2001  $  992,308   $1,000,000         --               500,000       --         $   211,171
 Chairman of the Board        2000     500,000       --             --                --           --              60,002
 and Chief Executive Officer  1999   2,000,000    5,000,000         --                --           --           1,383,697

Michael R. Bonsignore(4)      2001     761,538      571,154         --                --           --          15,352,455
 Chairman of the Board        2000   1,500,000      975,000         --                --           --             356,551
 and Chief Executive Officer  1999   1,087,817    2,000,000      $22,781,250       1,781,249   $2,565,000       1,039,122

Robert D. Johnson             2001     575,529      425,000         --               250,000       --              88,121
 President and Chief          2000     550,000      400,000         --                --        1,187,840          58,913
 Executive Officer Aerospace  1999     370,833      625,000        1,882,500         400,000       --              36,469

Peter M. Kreindler            2001     495,000      310,000         --               200,000       --             452,060
 Sr. Vice President and       2000     480,000      275,000         --               250,000       --             209,625
 General Counsel              1999     462,500      640,000        1,098,125         333,000       --             386,986

Richard F. Wallman            2001     510,000      275,000         --               200,000       --             364,104
 Sr. Vice President and       2000     480,000      235,000         --               437,500       --             211,042
 Chief Financial Officer      1999     455,833      590,000        1,098,125         333,000       --             352,478

Dr. Barry C. Johnson          2001     500,000      270,000         --               100,000       --             189,112
 Sr. Vice President and       2000     226,923      110,500        1,051,875         280,000       --              --
 Chief Technology Officer

---------

(1) The total number of units held and their value as of December 31, 2001 were as follows: Mr. Bossidy, 150,000 ($5,073,000); Mr. R. Johnson, 30,000
    ($1,014,600); Mr. Kreindler, 17,500 ($591,850); Mr. Wallman, 17,500
    ($591,850); and Dr. B. Johnson, 30,000 ($1,014,600). Common stock dividend equivalents are payable on each unit. One third of the restricted units for Mr. R. Johnson, Mr. Kreindler, Mr. Wallman and Dr. B. Johnson will vest on April 1, 2003 if Honeywell achieves specified operating margin targets and two thirds will vest upon their death or total disability or upon a change of control. Mr. Bonsignore's restricted units were forfeited upon his retirement.

(2) Amounts shown for 2001 consist of matching contributions made by Honeywell under the Savings Plan and Supplemental Savings Plan: for Mr. Bossidy, $79,385; Mr. Bonsignore, $427,846; Mr. R. Johnson, $46,336; Mr. Kreindler, $39,600; Mr. Wallman, $36,877 and Dr. B. Johnson, $9,231; the value of life insurance premiums: for Mr. Bossidy, $9,628; Mr. Bonsignore, $83,542;
    Mr. R. Johnson, $16,147 and Mr. Kreindler, $13,781; above-market interest earned on deferred compensation: for Mr. Bossidy, $65,454; Mr. Bonsignore, $32,914; Mr. R. Johnson, $424; Mr. Kreindler, $161,235; Mr. Wallman, $183,655 and Dr. B. Johnson, $4,915; management incentive awards: for Mr. Kreindler, $200,000 and Mr. Wallman, $100,000; a special cash recognition award: for Mr. R. Johnson, $25,000; a special stock recognition award: for Dr. B. Johnson, $23,305; a cash retention payment: for Dr. B. Johnson, $80,000; a Supplemental Executive Retirement Plan enhancement: for
    Mr. Bonsignore, $5,225,000; a severance payment: for Mr. Bonsignore, $9,000,000; forgiveness of interest on a tax loan: for Mr. Bonsignore, $349,161; the value of perquisites: for Mr. Bossidy, $56,704 which includes a $25,000 cash flexible perquisite payment and $29,641 for the value of personal use of company-provided aircraft; Mr. Bonsignore, $219,375 which includes $85,440 for administrative services in retirement, $48,234 for tax gross-up of the administrative services and $42,124 for the value of personal use of company-provided aircraft; and Dr. B. Johnson, $57,685 which includes a $50,000 cash flexible perquisite payment.

(3) Mr. Bossidy was rehired on July 3, 2001.

(4) Mr. Bonsignore retired on July 3, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

    The stock options included in the following table were all granted with an exercise price equal to 100 percent of the fair market value of the common stock on the date of grant.

                                       NUMBER OF     % OF TOTAL
                                       SECURITIES     OPTIONS
                                       UNDERLYING    GRANTED TO     EXERCISE                  GRANT DATE
                                        OPTIONS     EMPLOYEES IN      PRICE      EXPIRATION    PRESENT
                NAME                   GRANTED(#)   FISCAL YEAR      ($/SH)         DATE       VALUE(1)
                ----                   ----------   -----------      ------         ----       --------
L. A. Bossidy........................    500,000(2)      3%         $36.2700      07/15/06    $6,910,000
M. R. Bonsignore.....................     --          --              --            --            --
R. D. Johnson........................    250,000(3)      2%          36.2700      07/15/11     3,455,000
P. M. Kreindler......................    200,000(3)      1%          36.2700      07/15/11     2,764,000
R. F. Wallman........................    200,000(3)      1%          36.2700      07/15/11     2,764,000
Dr. B. C. Johnson....................    100,000(3)      1%          36.2700      07/15/11     1,382,000

---------

(1) Options are valued using a Black-Scholes option pricing model which assumes a historic five-year average volatility of 40.8 percent, the average dividend yield for the three years ended December 31, 2001 (1.5 percent), a
    5.2 percent risk-free rate of return (based on the five-year U.S. Treasury note yield on the date of grant), and an expected option life of 5.0 years based on past experience. No adjustments are made for non-transferability or risk of forfeiture. Options will have no actual value unless, and then only to the extent that, the common stock price appreciates from the grant date to the exercise date. If the grant date present values are realized, total shareowner value will have appreciated by approximately $11.3 billion, and the value of the granted options reflected in the table will be less than
    0.15 percent of the total shareowner appreciation.

(2) Vests 100 percent on July 1, 2002.

(3) Vests 40 percent on January 1, 2002 and 30 percent on each of January 1, 2003 and 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                 SHARES                      OPTIONS AT YEAR-END(#)            AT YEAR-END($)
                               ACQUIRED ON      VALUE      ---------------------------   ---------------------------
            NAME               EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------   -----------   -----------   -------------   -----------   -------------
L. A. Bossidy(1).............    220,000     $7,108,552     1,500,000       500,000         --             --
M. R. Bonsignore(2)..........    207,792      5,470,594     1,883,194        --             --             --
R. D. Johnson................     12,000        162,360       150,000       590,000         --             --
P. M. Kreindler..............     --             --           240,000       723,000         --          $1,530,000
R. F. Wallman................     --             --           364,000       820,500       $416,500       1,402,500
Dr. B. C. Johnson............     --             --            92,000       288,000         --             --

---------

(1) The table reflects options exercised prior to Mr. Bossidy's return to Honeywell on July 3, 2001.

(2) Upon his retirement, Mr. Bonsignore forfeited 500,000 unexercisable options.

EMPLOYMENT AND TERMINATION ARRANGEMENTS

    Mr. Bossidy's employment agreement provides for his employment as Chairman and Chief Executive Officer through June 30, 2002. During the term of the agreement, Mr. Bossidy will have an annual salary of at least $2,000,000 and will have an annual target bonus equal to 100 percent of base salary. If his employment is terminated prior to the expiration of his agreement, Honeywell will continue to provide Mr. Bossidy with compensation, benefits, and other compensation arrangements for the balance of the outstanding term.

    Mr. Bonsignore's employment agreement provided for his employment as Chairman and Chief Executive Officer through December 31, 2004. During the term of the agreement, Mr. Bonsignore was entitled to receive an annual salary of at least $1,500,000 and an annual target bonus equal to 100 percent of base salary. Under the terms of his agreement, he was entitled to a severance payment of three times his annual salary and bonus upon his retirement in July 2001.

    Under the Severance Plan for Senior Executives, the current executive officers named in the Summary Compensation Table would be entitled to payments equivalent to base salary and annual incentive bonus (and continuation of certain benefits, such as group life and medical insurance coverage) for a period of 36 months if their employment is terminated other than for 'gross cause' (which includes fraud and criminal conduct). The payments would be made in a lump sum following a change in control. The Severance Plan for Senior Executives provides for an additional payment sufficient to eliminate the effect of any applicable excise tax on severance payments in excess of an amount determined under Section 280G of the Internal Revenue Code. Payments subject to the excise tax would not be deductible by Honeywell.

    On February 19, 2002, Mr. David M. Cote entered into an employment agreement with Honeywell that provides for his employment as President and Chief Executive Officer through June 30, 2002 and Chairman and Chief Executive Officer effective July 1, 2002 through June 30, 2007. During the term of the agreement Mr. Cote will have an annual salary of at least $1,500,000 and an annual target bonus equal to 125 percent of his base salary. He was granted 2,202,200 stock options and 770,000 restricted units on his start date. He may also receive a cash payment equal to any amount due him under the bonus plan of his prior employer not paid by that employer. If his employment is terminated prior to the expiration of his agreement, Honeywell will continue to provide Mr. Cote with compensation, benefits, and other compensation arrangements for the balance of the outstanding term.

RETIREMENT BENEFITS

    The following table illustrates the estimated annual pension benefits which would be provided on retirement at age 65 under Honeywell's retirement program and an unfunded supplemental retirement plan, after applicable deductions for Social Security benefits, to salaried employees having specified average annual remuneration and years of service.

                                            PENSION TABLE
  AVERAGE                             YEARS OF CREDITED SERVICE
   ANNUAL      -----------------------------------------------------------------------
REMUNERATION      5          10           15           20         25-30          35
------------      -          --           --           --         -----          --
 $  800,000    $ 68,204   $148,204   $  228,204   $  308,204   $  388,204   $  415,086
  1,000,000      88,204    188,204      288,204      388,204      488,204      520,086
  1,200,000     108,204    228,204      348,204      468,204      588,204      625,086
  1,400,000     128,204    268,204      408,204      548,204      688,204      730,086
  2,000,000     188,204    388,204      588,204      788,204      988,204    1,045,086
  4,000,000     388,204    788,204    1,188,204    1,588,204    1,988,204    2,095,086

    The benefit amounts shown in the Pension Table are computed on a straight life annuity basis. At January 1, 2002, the following individuals had the indicated number of years of credited service for pension purposes:
Mr. Bossidy, 9; Mr. Bonsignore, 31; Mr. R. Johnson, 7; Mr. Kreindler, 10;
Mr. Wallman, 6; and Dr. B. Johnson, 2.

    The amounts in the Salary and Bonus columns of the Summary Compensation Table for 2001 would be included in computing remuneration for pension purposes as well as any payroll based reward and recognition awards. Average annual remuneration under the retirement program is calculated based on the highest paid 60 consecutive months of an employee's last 120 months of employment.

    Under their employment agreements, Messrs. Bossidy, Cote and Bonsignore are entitled to receive during their lifetimes, commencing on retirement, Honeywell facilities and services comparable to those provided prior to their retirement, and a retirement benefit equivalent to 60 percent of final average compensation (based on their highest three years of salary and bonus) payable annually for life. Benefits under the agreements will be reduced by any retirement benefits payable under Honeywell's retirement and supplemental retirement plans, and under certain circumstances, benefits payable under retirement plans of former employers. Mr. Bonsignore's early retirement agreement increases his retirement benefit to 70 percent of final average compensation.

    Dr. B. Johnson is covered by a pension arrangement that provides an age 60 retirement benefit of $36,139, payable annually for life, to complement the benefit from his former employer.

DIRECTOR COMPENSATION

    Directors who are employees of Honeywell receive no compensation for service on the Board. Each non-employee director receives an annual Board retainer of $65,000, of which $20,000 is automatically credited to the director's account in the Deferred Compensation Plan for Non-Employee Directors in the form of common stock equivalents (which are only payable after termination of Board service). They also receive a fee of $2,000 for Board meetings attended on any day (eleven during 2001), an annual retainer of $7,000 for each Board Committee served, and an additional Committee Chair retainer of $5,000 for the Audit and Management Development and Compensation Committees and $3,000 for all other Board Committees. While no fees are generally paid for attending Committee meetings, a $1,000 fee is paid for attendance at a Committee meeting, or other extraordinary meeting related to Board business which occurs apart from a Board meeting. Non-employee directors are also provided with $350,000 in business travel accident insurance and are eligible to elect $100,000 in term life insurance and medical and dental coverage for themselves and their eligible dependents.

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

    Under the Stock Plan for Non-Employee Directors, each new director receives a one-time grant of 3,000 shares of common stock, which are subject to transfer restrictions until the director's service terminates with the consent of a majority of the Board, provided termination occurs at or after age 65. During the restricted period, the director is entitled to one-fifth of the shares granted for each year of service (up to five). However, the shares will be forfeited if the director's service terminates (other than for death or disability) prior to the end of the restricted period. The Plan also provides for an annual grant to each director of options to purchase 2,000 shares of common stock at 100 percent of the fair market value on the date of grant. Option grants vest in cumulative installments of 40 percent on April 1 of the year following the grant date and an additional 30 percent on April 1 of each of the next two years.

MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE

    The primary functions of the Management Development and Compensation Committee of the Board are to review and recommend the compensation arrangements for officers; approve compensation arrangements for other senior level employees; consider matters related to management development and succession and recommend individuals for election as officers; and review or take such other action as may be required in connection with the bonus, stock and other benefit plans of Honeywell and its subsidiaries. The members of the Committee are:
Robert P. Luciano (Chair), Hans W. Becherer, Gordon M. Bethune, Bruce Karatz, Ivan G. Seidenberg and John R. Stafford.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    At December 31, 2001, State Street Bank and Trust Company, 225 Franklin Street, Boston, Massachusetts, 02101 held 72,047,278 shares or approximately 8.8 percent of our outstanding common stock as trustee of certain of Honeywell's savings plans. Under the terms of the plans, State Street is required to vote shares attributable to any participant in accordance with instructions received from the participant and to vote all shares for which it does not receive instructions in the same ratio as the shares for which instructions were received. State Street disclaims beneficial ownership of the shares referred to above. State Street also held 19,171,688 shares, or approximately 2.4 percent of our outstanding common stock in various other fiduciary capacities.

    At December 31, 2001, Capital Research and Management Company, 333 South Hope Street, Los Angeles, California, 90071 owned 47,698,600 shares of common stock representing approximately 5.9 percent of our outstanding common stock.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

    In general, 'beneficial ownership' includes those shares a director or executive officer has the power to vote or transfer, and stock options that are exercisable currently or within 60 days. On December 31, 2001, the directors and executive officers of Honeywell beneficially owned, in the aggregate, 6,678,131 shares of common stock which are included in the table below. Directors and executive officers also have interests in stock-based units under Honeywell's plans. While these units may not be voted or transferred, we have included them in the table below as they represent the total economic interest of the directors and executive officers in Honeywell stock.

                                                           NUMBER OF
        NAME                                             SHARES(1)(2)(3)
        ----                                             ---------------
Hans W. Becherer......................................        35,426
Gordon M. Bethune.....................................         5,959
Michael R. Bonsignore.................................     2,090,814
Lawrence A. Bossidy...................................     1,592,616
Marshall N. Carter....................................        24,148
Jaime Chico Pardo.....................................         9,304
Ann M. Fudge..........................................        20,489
James J. Howard.......................................        38,758
Dr. Barry C. Johnson..................................       132,785
Robert D. Johnson.....................................       351,950
Bruce Karatz..........................................        32,231
Peter M. Kreindler....................................       502,224
Robert M. Luciano.....................................        35,692
Russell E. Palmer.....................................        20,430
Ivan G. Seidenberg....................................        22,714
John R. Stafford......................................        45,413
Richard F. Wallman....................................       732,694
Michael W. Wright.....................................        49,299

---------

(1) The total beneficial ownership for any individual is less than 0.3 percent, and the total for the group is less than 0.9 percent, of the shares of common stock outstanding.

(2) Includes the following number of shares or share-equivalents in deferred accounts, as to which no voting or investment power exists: Mr. Becherer, 23,226; Mr. Bethune, 5,159; Mr. Bonsignore, 3,961; Mr. Bossidy, 20,354;
    Mr. Carter, 6,948; Mr. Chico Pardo, 8,504; Ms. Fudge, 8,289; Mr. Howard, 33,162; Dr. B. Johnson, 225; Mr. R. Johnson, 968; Mr. Karatz, 25,040;
    Mr. Kreindler, 22,300; Mr. Luciano, 11,492; Mr. Palmer, 11,230;
    Mr. Seidenberg, 12,514; Mr. Stafford, 17,213; Mr. Wallman, 72,256;
    Mr. Wright, 46,249; and all directors and executive officers as a group, 353,162.

(3) Includes shares which the following have the right to acquire within 60 days through the exercise of vested stock options: Mr. Becherer, 12,200;
    Mr. Bethune, 800; Mr. Bonsignore, 1,883,194; Mr. Bossidy, 1,500,000;
    Mr. Carter, 2,200; Mr. Chico Pardo, 800; Ms. Fudge, 12,200; Mr. Howard, 800; Dr. B. Johnson, 132,000; Mr. R. Johnson, 340,000; Mr. Karatz, 800;
    Mr. Kreindler, 477,500; Mr. Luciano, 12,200; Mr. Palmer, 8,200;
    Mr. Seidenberg, 10,200; Mr. Stafford, 12,200; Mr. Wallman, 657,750;
    Mr. Wright, 800; and all directors and executive officers as a group, 5,923,744.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with certain tax planning for Honeywell, we secured supplemental retirement payments for three executives by funding them through an escrow arrangement. By securing the payments, the executive's tax liability was accelerated. We loaned each executive an amount equal to the related withholding tax obligation at the time the payments were secured. The loans bear interest at
5.53 percent compounded semiannually and are due December 31, 2004. At
December 31, 2001, the amount of loans outstanding totaled $3,089,590, of which $1,635,200 was loaned to Mr. Bonsignore, $765,450 to Mr. Wallman and $688,940 to Dr. B. Johnson. Mr. Bonsignore's loan has been repaid.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              PAGE NUMBER
(a)(1.) Consolidated Financial Statements:                    IN FORM 10-K
                                                              ------------

            Consolidated Statement of Operations for the
              years ended December 31, 2001, 2000 and 1999         26
            Consolidated Balance Sheet at December 31, 2001
              and 2000                                             27
            Consolidated Statement of Cash Flows for the
              years ended December 31, 2001, 2000 and 1999         28
            Consolidated Statement of Shareowners' Equity
              for the years ended December 31, 2001, 2000
              and 1999                                             29
            Notes to Financial Statements                          30
            Report of Independent Accountants                      58

                                                              PAGE NUMBER
(a)(2.) Consolidated Financial Statement Schedules:           IN FORM 10-K
                                                              ------------

            Schedule II -- Valuation and Qualifying Accounts       73

    All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits

    See the Exhibit Index on pages 70 through 72 of this Form 10-K Annual
Report.

(b) Reports on Form 8-K

    During the three months ended December 31, 2001, Current Reports on Form 8-K were filed on October 10, reporting the termination of the Merger Agreement with the General Electric Company, and on October 25, reporting third quarter 2001 financial results.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HONEYWELL INTERNATIONAL INC.

March 19, 2002                              By:      /s/ JOHN J. TUS
                                               -------------------------------
                                                        John J. Tus
                                               Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                         NAME                                             NAME
                         ----                                             ----

                      *                                                     *
------------------------------------------            ------------------------------------------
            Lawrence A. Bossidy                                      James J. Howard
           Chairman of the Board                                         Director
               and Director

                      *                                                     *
------------------------------------------            ------------------------------------------
                David M. Cote                                          Bruce Karatz
             President and Chief                                         Director
              Executive Officer
                and Director

                      *                                                     *
------------------------------------------            ------------------------------------------
              Hans W. Becherer                                       Robert P. Luciano
                   Director                                              Director

                      *                                                     *
------------------------------------------            ------------------------------------------
              Gordon M. Bethune                                      Russell E. Palmer
                   Director                                              Director

                      *                                                     *
------------------------------------------            ------------------------------------------
              Marshall N. Carter                                    Ivan G. Seidenberg
                   Director                                              Director

                      *                                                     *
------------------------------------------            ------------------------------------------
              Jaime Chico Pardo                                      John R. Stafford
                   Director                                              Director

                      *                                                     *
------------------------------------------            ------------------------------------------
                 Ann M. Fudge                                        Michael W. Wright
                   Director                                              Director

            /s/ Richard F. Wallman                                    /s/ John J. Tus
------------------------------------------            ------------------------------------------
               Richard F. Wallman                                        John J. Tus
           Senior Vice President and                            Vice President and Controller
            Chief Financial Officer                            (Principal Accounting Officer)
         (Principal Financial Officer)

*By:        /s/ Richard F. Wallman
    --------------------------------------
             (Richard F. Wallman
               Attorney-in-fact)


March 19, 2002

                                 EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
   2                  Omitted (Inapplicable)

   3(i)               Restated Certificate of Incorporation of Honeywell (incorporated by reference to Exhibit 3(i) to Honeywell's Form 8-K filed December 3,
                        1999)

   3(ii)              By-laws of Honeywell, as amended (incorporated by reference to Exhib-
                        it 3(ii) to Honeywell's Form 10-Q for the quarter ended September 30, 2001)

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

  10.4*               1985 Stock Plan for Employees of AlliedSignal Inc. and its
                        Subsidiaries, as amended (incorporated by reference to Exhibit 19.3 to Honeywell's Form 10-Q for the quarter ended September 30, 1991)

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

  10.6*               Supplemental Non-Qualified Savings Plan for Highly Compensated
                        Employees of Honeywell International Inc. and its Subsidiaries, as
                        amended and restated (incorporated by reference to Exhibit 10.6 to
                        Honeywell's Form 10-K for the year ended December 31, 2000)

  10.7*               AlliedSignal Inc. Severance Plan for Senior Executives, as
                        amended and restated (incorporated by reference to
                        Exhibit 10.7 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.8*               Salary Deferral Plan for Selected Employees of Honeywell
                        International Inc. and its Affiliates, as amended and
                        restated (incorporated by reference to Exhibit 10.8 to
                        Honeywell's Form 10-K for the year ended December 31,
                        2000)

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

  10.10               Amended and Restated 364-Day Credit Agreement dated as of
                        November 29, 2001 among Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, Deutsche Bank AG, Bank of America,
                        N.A. and Barclays Bank PLC, as syndication agents, and Salomon Smith Barney Inc., as lead arranger and book manager, which amends the agreement set forth in Exhibit
                        10.11 hereto (filed herewith)

  10.11               364-Day Credit Agreement dated as of December 2, 1999 among
                        Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, Morgan Guaranty Trust
                        Company of New York, as syndication agent, and Salomon
                        Smith Barney Inc. and JPMorgan Securities Inc., as arrangers, as amended (incorporated by reference to Exhibit 10.11 to Honeywell's Form 10-K for the year ended
                        December 31, 1999 and to Exhibit 10.10 to Honeywell's
                        Form 10-K for the year ended December 31, 2000)

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

  10.13*              Honeywell International Inc. Supplemental Pension Plan, as
                        amended and restated (incorporated by reference to
                        Exhibit 10.13 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

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

  10.16*              Honeywell International Inc. Supplemental Executive
                        Retirement Plan for Executives in Career Band 6 and Above
                        (incorporated by reference to Exhibit 10.16 to Honeywell's
                        Form 10-K for the year ended December 31, 2000)

  10.17*              Honeywell Supplemental Defined Benefit Retirement Plan, as
                        amended and restated (incorporated by reference to
                        Exhibit 10.17 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.18*              Form of Escrow Agreement used to secure certain supplemental retirement benefits for certain executive officers of
                        Honeywell (incorporated by reference to Exhibit 10.18 to
                        Honeywell's Form 10-K for the year ended December 31,
                        2000)

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
  10.19*              Form of Promissory Note representing loans to certain
                        executive officers of Honeywell of required withholding
                        taxes relating to the securing of certain supplemental
                        retirement benefits (incorporated by reference to Exhibit
                        10.19 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.20*              Honeywell International Inc. Severance Plan for Corporate
                        Staff Employees (Involuntary Termination Following a
                        Change in Control), as amended and restated (incorporated
                        by reference to Exhibit 10.20 to Honeywell's Form 10-K for the year ended December 31, 2000)

  10.21*              Employment Agreement dated as of July 3, 2001 between
                        Honeywell and Lawrence A. Bossidy (incorporated by
                        reference to Exhibit 10.21 to Honeywell's Form 10-Q
                        for the quarter ended June 30, 2001)

  10.22*              Early Retirement Agreement dated as of July 3, 2001 between
                        Honeywell and Michael R. Bonsignore (incorporated by
                        reference to Exhibit 10.22 to Honeywell's Form 10-Q
                        for the quarter ended June 30, 2001)

  10.23*              Settlement Agreement between Honeywell International Inc.,
                        Honeywell Europe S.A. and their affiliates and
                        Giannantonio Ferrari, dated July 27, 2001 (incorporated
                        by reference to Exhibit 10.23 to Honeywell's Form 10-Q
                        for the quarter ended September 30, 2001)

  10.24*              Employment Agreement dated as of February 18, 2002 between
                        Honeywell and David M. Cote (incorporated by reference to
                        Exhibit 10.24 to Honeywell's Form 8-K filed March 4,
                        2002)

  11                  Omitted (Inapplicable)

  12                  Statement re: Computation of Ratio of Earnings to Fixed
                        Charges (filed herewith)

  16                  Omitted (Inapplicable)

  18                  Omitted (Inapplicable)

  21                  Subsidiaries of the Registrant (filed herewith)

  22                  Omitted (Inapplicable)

  23                  Consent of PricewaterhouseCoopers LLP (filed herewith)

  24                  Powers of Attorney (filed herewith)

  99                  Omitted (Inapplicable)

---------

    The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

                          HONEYWELL INTERNATIONAL INC

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN MILLIONS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance December 31, 1998...................................  $ 78
    Provision charged to income.............................    31
    Deductions from reserves(1).............................   (25)
                                                              ----
Balance December 31, 1999...................................    84
    Provision charged to income.............................    52
    Deductions from reserves(1).............................   (37)
                                                              ----
Balance December 31, 2000...................................    99
    Provision charged to income.............................    84
    Deductions from reserves(1).............................   (55)
                                                              ----
Balance December 31, 2001...................................  $128
                                                              ----
                                                              ----

---------

(1) Represents uncollectible accounts written off, less recoveries, translation adjustments and reserves acquired.

                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as ................... 'r'
Characters normally expressed as subscript shall be preceded by.......... [u]