Form 10-Q
period 2002-03-31
HONEYWELL INTERNATIONAL INC
filed 2002-05-08
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974

                          Honeywell International Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2640650
--------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

        101 Columbia Road
          P.O. Box 4000
       Morristown, New Jersey                                    07962-2497
----------------------------------------                       --------------
(Address of principal executive offices)                         (Zip Code)

                                 (973) 455-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES     X                              NO
                      ---------                             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
Class of Common Stock                                       March 31, 2002
---------------------                                    ------------------
    $1 par value                                         817,610,376 shares

                          Honeywell International Inc.

                                      Index


                                                                              Page No.
                                                                              --------
Part I.  -            Financial Information
                      ---------------------
         Item 1.      Financial Statements:

                      Consolidated Balance Sheet -
                        March 31, 2002 and December 31, 2001                     3

                      Consolidated Statement of Income -
                        Three Months Ended March 31, 2002 and 2001               4

                      Consolidated Statement of Cash Flows -
                        Three Months Ended March 31, 2002 and 2001               5

                      Notes to Financial Statements                              6

                      Report of Independent Accountants                         14

        Item 2.       Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                            15

        Item 3.       Quantitative and Qualitative Disclosures About
                           Market Risk                                          21


Part II. -            Other Information
                      -----------------

         Item 1.      Legal Proceedings                                         21

         Item 6.      Exhibits and Reports on Form 8-K                          21


Signatures                                                                      22

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

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                           March 31,              December 31,
                                                             2002                     2001
                                                           ---------              -----------
                                                                 (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                                $ 1,592                  $ 1,393
  Accounts and notes receivable                              3,430                    3,620
  Inventories                                                3,351                    3,355
  Other current assets                                       1,364                    1,526
                                                           -------                  -------
   Total current assets                                      9,737                    9,894

Investments and long-term receivables                          680                      466
Property, plant and equipment - net                          4,812                    4,933
Goodwill - net                                               5,439                    5,441
Other intangible assets - net                                  923                      915
Other assets                                                 2,602                    2,577
                                                           -------                  -------

   Total assets                                            $24,193                  $24,226
                                                           =======                  =======

LIABILITIES
Current liabilities:
  Accounts payable                                         $ 1,801                  $ 1,862
  Short-term borrowings                                         75                      120
  Commercial paper                                             240                        3
  Current maturities of long-term debt                         278                      416
  Accrued liabilities                                        3,609                    3,819
                                                           -------                  -------
   Total current liabilities                                 6,003                    6,220

Long-term debt                                               4,653                    4,731
Deferred income taxes                                          947                      875
Postretirement benefit obligations
  other than pensions                                        1,803                    1,845
Other liabilities                                            1,304                    1,385

SHAREOWNERS' EQUITY
Capital - common stock issued                                  958                      958
        - additional paid-in capital                         3,077                    3,015
Common stock held in treasury, at cost                      (4,232)                  (4,252)
Accumulated other nonowner changes                            (827)                    (835)
Retained earnings                                           10,507                   10,284
                                                           -------                  -------
   Total shareowners' equity                                 9,483                    9,170
                                                           -------                  -------

   Total liabilities and shareowners' equity               $24,193                  $24,226
                                                           =======                  =======

The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                               2002              2001
                                                               ----              ----
                                                                (Dollars in millions,
                                                             except per share amounts)
Net sales                                                    $5,199             $5,944
                                                             ------             ------
Costs, expenses and other
  Cost of goods sold                                          4,116              4,973
  Selling, general and administrative
    expenses                                                    617                768
  (Gain) on sale of non-strategic
    businesses                                                 (125)                 -
  Equity in (income) loss of affiliated
    companies                                                    (7)               103
  Other (income) expense                                        (16)                (4)
  Interest and other financial charges                           87                111
                                                             ------             ------
                                                              4,672              5,951
                                                             ------             ------

Income (loss) before taxes                                      527                 (7)
Tax expense (benefit)                                           151                (48)
                                                             ------             -------

Net income                                                   $  376             $   41
                                                             ======             ======

Earnings per share of common
  stock - basic                                              $ 0.46             $ 0.05
                                                             ======             ======

Earnings per share of common
  stock - assuming dilution                                  $ 0.46             $ 0.05
                                                             ======             ======

Cash dividends per share of
  common stock                                               $.1875             $.1875
                                                             ======             ======


    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               2002        2001
                                                               ----        ----
                                                            (Dollars in millions)
Cash flows from operating activities:
  Net income                                                 $   376    $    41
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    (Gain) on sale of non-strategic businesses                  (125)      --
    Repositioning and other charges                               96        596
    Depreciation                                                 176        188
    Goodwill and indefinite-lived intangible assets
     amortization                                               --           51
    Undistributed earnings of equity affiliates                  (10)         9
    Deferred income taxes                                        121       (137)
    Net taxes paid on sales of businesses                       --          (12)
    Other                                                       (136)      (182)
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts and notes receivable                             190        365
       Inventories                                                (9)      (160)
       Other current assets                                        6        (22)
       Accounts payable                                          (48)      (143)
       Accrued liabilities                                      (232)      (347)
                                                             -------    -------
Net cash provided by operating activities                        405        247
                                                             -------    -------

Cash flows from investing activities:
 Expenditures for property, plant and equipment                 (147)      (173)
 proceeds from disposals of property, plant and
   equipment                                                       8         26
 (Increase) in investments                                      --           (1)
 Cash paid for acquisitions                                      (16)       (85)
 Proceeds from sales of businesses                                96       --
 Decrease in short-term investments                                7       --
                                                             -------    -------
Net cash (used for) investing activities                         (52)      (233)
                                                             -------    -------

Cash flows from financing activities:
 Net increase in commercial paper                                237         48
 Net increase (decrease) in short-term borrowings                (60)       243
 Proceeds from issuance of common stock                           22         19
 Payments of long-term debt                                     (200)      (278)
 Repurchases of common stock                                    --          (15)
 Cash dividends on common stock                                 (153)      (153)
                                                             -------    -------
Net cash (used for) financing activities                        (154)      (136)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents             199       (122)
Cash and cash equivalents at beginning of year                 1,393      1,196
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,592    $ 1,074
                                                             =======    =======


    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2002.

         The financial information as of March 31, 2002 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2001.

NOTE 2. Accounts and notes receivable consist of the following:

                                                                March 31,             December 31,
                                                                  2002                    2001
                                                                --------              -----------
          Trade                                                  $3,002                  $3,168
          Other                                                     550                     580
                                                                 ------                  ------
                                                                  3,552                   3,748
          Less - Allowance for doubtful
            accounts                                               (122)                   (128)
                                                                 ------                  ------

                                                                 $3,430                  $3,620
                                                                 ======                  ======


NOTE 3. Inventories consist of the following:


                                                                March 31,             December 31,
                                                                  2002                     2001
                                                                --------              -----------
          Raw materials                                          $1,207                  $1,024
          Work in process                                           835                     869
          Finished products                                       1,457                   1,603
                                                                 ------                  ------
                                                                  3,499                   3,496
          Less - Progress payments                                  (20)                    (25)
                 Reduction to LIFO cost basis                      (128)                   (116)
                                                                 ------                  ------
                                                                 $3,351                  $3,355
                                                                 ======                  ======

NOTE 4. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to income, but instead be replaced with periodic testing for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. The amortization and non-amortization provisions of SFAS No. 142 have been applied to any goodwill and intangible assets acquired after June 30, 2001. With the adoption of SFAS No. 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, an amount related to a trademark in our automotive consumer products business was determined to be an indefinite-life intangible asset because it is expected to generate cash flows indefinitely. There were no other adjustments made to the amortization period or residual values of other intangible assets. We also completed our goodwill impairment testing during the three months ended March 31, 2002 and have determined that there was no impairment as of January 1, 2002.

         In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:


                                                                    Earnings Per Share
                                                                   ---------------------
                                                   Net                          Assuming
                                                  Income           Basic        Dilution
                                                  ------           -----        --------
Net income - as reported                           $41             $0.05          $0.05
Add: amortization adjustment                        49              0.06           0.06
                                                   ---             -----          -----

Net income - as adjusted                           $90             $0.11          $0.11
                                                   ===             =====          =====

     Changes in the carrying amount of goodwill for the three months ended March 31, 2002 by reportable segment are as follows:

                                                                       Currency
                                                                      Translation
                                  Dec. 31, 2001        Acquisitions    Adjustment       Mar. 31, 2002
                                  -------------        ------------   ------------      -------------
   Aerospace                          $1,595                $7             $(1)             $1,601
   Automation and
     Control Solutions                 2,461                 -               -               2,461
   Specialty Materials                   861                 -              (3)                858
   Transportation and
     Power Systems                       524                 -              (5)                519
                                      ------                --             ---              ------
                                      $5,441                $7             $(9)             $5,439
                                      ======                ==             ===              ======

         Amortizable intangible assets at March 31, 2002 and December 31, 2001 consist of investments in long-term contracts and customer relationships of $624 and $607 million, respectively, and patents, technology and other finite-lived intangible assets of $262 and $271 million, respectively. Intangible assets amortization expense was $13 million for the three months ended March 31, 2002. Estimated intangible assets amortization expense for the full year 2002 and for each of the five succeeding years approximates
$50 million, respectively. Intangible assets with indefinite lives consist of a trademark with a carrying value of $37 million.

NOTE 5. Total nonowner changes in shareowners' equity consist of the following:

                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2002             2001
                                                                        ----             ----
              Net income                                               $376              $ 41
              Foreign exchange translation adjustments                    4               (74)
              Change in fair value of effective cash
                flow hedges                                               4                (4)
                                                                       ----              ----
                                                                       $384              $(37)
                                                                       ====              ====

NOTE 6. Segment financial data follows:


                                                                   Three Months Ended March 31,
                                                    --------------------------------------------------------------
                                                            Net Sales                           Segment Profit
                                                    ------------------------------     ---------------------------
                                                       2002           2001                2002              2001(2)
                                                       ----           ----                ----              ----
Aerospace                                            $2,089         $2,411                $307              $451
Automation and Control Solutions                      1,609          1,748                 207               188
Specialty Materials                                     758            913                   8                38
Transportation and Power Systems                        726            860                  73                50
Corporate                                                17             12                 (36)              (29)
                                                     ------         ------                ----              ----
                                                     $5,199         $5,944                 559               698
                                                     ======         ======                ----              ----
Gain on sale of non-
  strategic businesses                                                                     125                -
Equity in income (loss)
  of affiliated companies                                                                   10                (8)
Other income                                                                                16                 9
Interest and other
  financial charges                                                                        (87)             (111)
Repositioning and other
  charges (1)                                                                              (96)             (595)
                                                                                          ----              ----
  Income (loss) before taxes                                                              $527              $ (7)
                                                                                          ====              ====


         (1) In 2001 included cumulative effect adjustment of $1 million of income related to adoption of SFAS No. 133.

         (2) Segment profit in the first quarter of 2001 included the pretax amortization of goodwill and indefinite-lived intangible assets of $51 million (Aerospace - $15 million, Automation and Control Solutions - $23 million, Specialty Materials - $8 million and Transportation and Power Systems - $5 million). Such amortization expense was excluded from segment profit for the first quarter of 2002, in conformity with the provisions of SFAS No. 142.

NOTE 6. The details of the earnings per share calculations for the three-month periods ended March 31, 2002 and 2001 follow:

                                                     2002                                      2001
                                     -------------------------------------     -------------------------------------
                                                                 Per                                          Per
                                                   Average      Share                        Average          Share
                                       Income      Shares       Amount           Income       Shares         Amount
                                       ------      -------      ------           ------       ------         ------
Earnings per share of
  common stock - basic                  $376        817.0        $0.46             $41         809.4         $0.05
Dilutive securities issuable
  in connection with stock
  plans                                               3.4                                        5.8
                                        ----        -----        -----             ---         -----         -----
Earnings per share of
  common  stock - assuming
  dilution                              $376        820.4        $0.46             $41         815.2         $0.05
                                        ====        =====        =====             ===         =====         =====

         The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended
March 31, 2002 and 2001, the number of stock options not included in the computations were 42.5 and 15.6 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. In the first quarter of 2002, we recognized a repositioning charge of $65 million for the costs of actions designed to reduce our cost structure and improve our future profitability. The components of the charge included severance costs of $41 million, asset impairments of $11 million and other exit costs of $13 million. Severance costs were related to announced workforce reductions of approximately 1,100 manufacturing and administrative positions principally in our Automation and Control Solutions and Specialty Materials reportable segments. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, mainly in our Specialty Materials reportable segment. Other exit costs principally consisted of lease termination losses negotiated or subject to reasonable estimation mainly related to closed facilities in our Automation and Control Solutions and Specialty Materials reportable segments. These repositioning actions are expected to be completed by December 31, 2002. Also, $12 million of previously established severance accruals were returned to income in the first quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Specialty Materials reportable segment.

         As disclosed in our 2001 Annual Report on Form 10-K, we recognized repositioning charges totaling $1,016 million in 2001 ($297 million were recognized in the three months ended March 31, 2001). The components of the charges included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million. Severance costs were related to announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 17,000 positions have been eliminated as of March 31, 2002. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

         The following table summarizes the status of our total repositioning costs:

                                                Severance          Asset           Exit
                                                  Costs         Impairments        Costs           Total
                                                  -----         -----------        -----           -----
    Balance at December 31, 2001                  $ 484             $ -             $113           $ 597
    2002 charges                                     41               11              13              65
    2002 usage                                     (110)             (11)            (50)           (171)
    Adjustments                                     (12)              -               -              (12)
                                                  -----             ----            ----           -----
    Balance at March 31, 2002                      $403             $ -             $ 76           $ 479
                                                  =====             ====            ====           =====

         In the first quarter of 2002, we recognized charges of $43 million related to our Friction Materials business and a chemical manufacturing facility. In 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquiror of the business. As part of these discussions we continued to evaluate the business for possible impairment. As a result of this evaluation, we recognized an impairment charge of $27 million in the first quarter of 2002 related to the write-down of property, plant and equipment (classified as assets held for disposal in Other Current Assets). We also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

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

         The following table summarizes the pretax impact of total repositioning and other charges by reportable business segment:

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2002             2001
                                                                                    ----             ----
                     Aerospace                                                      $ -              $ 80
                     Automation and Control Solutions                                39               273
                     Specialty Materials                                             25                84
                     Transportation and Power Systems                                28                94
                     Corporate                                                        4                65
                                                                                    ---              ----
                                                                                    $96              $596
                                                                                    ====             ====

         The following table summarizes the pretax distribution of total repositioning and other charges by income statement classification:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                   2002             2001
                                                                                   ----             ----
                     Cost of goods sold                                            $89              $474
                     Selling, general and
                      administrative expenses                                        4                21
                     Equity in (income) loss of
                      affiliated companies                                           3                95
                     Other (income) expense                                          -                 6
                                                                                   ----             ----
                                                                                   $96              $596
                                                                                   ===              ====

NOTE 8. In March 2002, we completed the disposition of our Bendix Commercial Vehicle Systems (BCVS) business for approximately $350 million in cash and securities resulting in a pretax gain of $125 million. In January 2002, we had reached an agreement with Knorr-Bremse AG (Knorr) to transfer control of our global interests in BCVS to Knorr. BCVS had sales and segment profit of approximately $375 and $57 million, respectively, in 2001.

NOTE 9. SHAREOWNER LITIGATION - Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000. On January 15, 2002, the

District Court dismissed the consolidated complaint against four of Honeywell's current and former officers.

         In addition, Honeywell, seven of its current and former officers and its Board of Directors were named as defendants in a purported shareowner derivative action which was filed on November 27, 2000 in the United States District Court for the District of New Jersey (the Derivative Complaint). The Derivative Complaint alleged a single claim for breach of fiduciary duty based on nearly identical allegations to those set forth in the Securities Law Complaints. The District Court dismissed the Derivative Complaint with prejudice on April 17, 2002.

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

         ASBESTOS MATTERS - Like more than a thousand other industial companies, Honeywell is a defendant in personal injury actions related to asbestos. Our involvement is limited because we did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, we made several products that contained small amounts of asbestos.

         Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a limited group of potential claimants consisting largely of professional brake mechanics. During the twenty-year period from 1981 through 2001, we have resolved approximately 53,000 Bendix claims at an average cost per claim of one thousand dollars. Honeywell has had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. There are currently approximately 48,000 claims pending and we have no reason to believe that the historic rate of dismissal will change. We have $2 billion of insurance remaining.

         Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

         When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO has resolved approximately 176,000 claims in the past 18 years at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. There are approximately 116,000 claims currently pending against NARCO, including approximately 7 percent in which Honeywell is also named as a defendant. During the past 18 years, Honeywell and our insurers have contributed to the cost of the NARCO defense. We have in excess of $1.2 billion of insurance remaining that can be specifically allocated to NARCO-related liability.

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

                        Report of Independent Accountants

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2002, and the related consolidated statements of income for each of the three-month periods ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, NJ
May 7, 2002

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001
   ---------------------------------------------------------------------------

     Net sales in the first quarter of 2002 were $5,199 million, a decrease of $745 million, or 13 percent compared with the first quarter of 2001. The decrease in sales is attributable to the following:

                  Acquisitions                           - %
                  Divestitures                          (2)
                  Price                                 (2)
                  Volume                                (8)
                  Foreign exchange                      (1)
                                                       ---
                                                       (13)%
                                                       ===

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $4,116 and $4,973 million included repositioning and other charges of $89 and $474 million in the first quarter of 2002 and 2001, respectively. Cost of goods sold in the first quarter of 2001 also included $51 million of amortization of goodwill and indefinite-lived intangible assets. Such amortization expense was excluded from cost of goods sold in the first quarter of 2002 in conformity with SFAS No. 142, which we adopted effective January 1, 2002. Excluding such amortization expense and repositioning and other charges, cost of goods sold was $4,027 and $4,448 million or 77.5 and 74.8 percent of sales in the first quarter of 2002 and 2001, respectively. The increase in cost of goods sold as a percent of sales in the first quarter of 2002 compared with the first quarter of 2001 primarily resulted from substantially lower sales of higher-margin commercial aftermarket products and services in our Aerospace segment and lower volumes in our Specialty Materials segment. This increase was partially offset by lower costs due to workforce reductions.

     Selling, general and administrative expenses of $617 and $768 million included repositioning and other charges of $4 and $21 million in the first quarter of 2002 and 2001, respectively. Excluding these charges, selling, general and administrative expenses were $613 and $747 million or 11.8 and 12.6 percent of sales in the first quarter of 2002 and 2001, respectively. The decrease in selling, general and administrative expenses as a percent of sales in the first quarter of 2002 compared with the first quarter of 2001 principally resulted from the impact of workforce reductions and a decline in discretionary spending including travel and overtime.

     Retirement benefit (pension and other post retirement) plans cost increased by $51 million in the first quarter of 2002 compared with the first quarter of 2001 due principally to the funding status of our pension plans. Future effects on operating results will principally depend on pension plan investment performance and other economic conditions.

     (Gain) on sale of non-strategic businesses of $125 million in the first quarter of 2002 represented the pretax gain on the disposition of our Bendix Commercial Vehicle Systems business.

     Equity in (income) loss of affiliated companies was income of $7 million in the first quarter of 2002 compared with a loss of $103 million in the first quarter of 2001. Equity in (income) loss of affiliated companies included repositioning and other charges of $3 and $95 million in the first quarter of 2002 and 2001, respectively. Excluding these charges, equity in (income) loss of affiliated companies was income of $10 million in the first quarter of 2002 compared with a loss of $8 million in the first quarter of 2001. The increase of $18 million in equity income in the first quarter of 2002 compared with the first quarter of 2001 was due mainly to an improvement in earnings from our UOP process technology joint venture and the accounting for the current quarter's operating results of our Bendix Commercial Vehicle Systems business using the equity method since control of the business was transferred to Knorr-Bremse AG in January 2002.

     Other (income) expense, $16 million of income in the first quarter of 2002, compared with income of $4 million in the first quarter of 2001. The first quarter of 2001 included a net provision of $5 million consisting of a $6 million charge related to the redemption of our $200 million 5 3/4% dealer remarketable securities and a $1 million credit recognized upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Excluding this net provision, other (income) expense was $9 million of income in the first quarter of 2001. The increase of $7 million in other income in the first quarter of 2002 compared with the first quarter of 2001 was due principally to lower minority interests.

     Interest and other financial charges of $87 million in the first quarter of 2002 decreased by $24 million, or 22 percent compared with the first quarter of 2001 due mainly to lower average debt outstanding and lower average interest rates in the current period.

     The effective tax rate in both the first quarter of 2002 and 2001 included the impact of repositioning and other charges. The effective tax rate in the first quarter of 2002 also included the impact of the gain on the disposition of our Bendix Commercial Vehicle Systems business. Excluding the impact of repositioning and other charges in both periods and the gain on the disposition of our Bendix Commercial Vehicle Systems business in the current quarter, the effective tax rate was 26.5 percent in the first quarter of 2002 compared with
29.4 percent in the first quarter of 2001. The decrease in the effective tax rate in the first quarter of 2002 related to the absence of non-deductible goodwill amortization expense in the current quarter, foreign tax planning strategies and favorable settlements of world-wide tax audits.

     Net income of $376 million, or $0.46 per share, in the first quarter of 2002 compared with net income of $41 million, or $0.05 per share, in the first quarter of 2001. Adjusted for repositioning and other charges and the gain on the disposition of our Bendix Commercial Vehicle Systems business, net income in the first quarter of 2002 was $10 million, or $0.01 per share, lower than reported. Adjusted for repositioning and other charges, net income in the first quarter of 2001 was $374 million, or $0.46 per share, higher than reported. Net income in the first quarter of 2002 decreased by 12 percent compared with the first quarter of 2001 if both periods are adjusted to exclude the impact of repositioning and other charges and the gain on the disposition of our Bendix Commercial Vehicle Systems business. Assuming the provisions of SFAS No. 142 had been adopted on January 1, 2001, adjusted net income in the first quarter of 2002 would have been 21 percent lower compared with the first quarter of 2001.

Review of Business Segments
---------------------------

                                                                         Three Months Ended March 31,
                                                    ----------------------------------------------------------------
                                                              Net Sales                         Segment Profit
                                                    ------------------------------     -----------------------------
                                                       2002           2001                 2002              2001(2)
                                                       ----           ----                 ----              ----
Aerospace                                             $2,089         $2,411                $307              $451
Automation and Control Solutions                       1,609          1,748                 207               188
Specialty Materials                                      758            913                   8                38
Transportation and Power Systems                         726            860                  73                50
Corporate                                                 17             12                 (36)              (29)
                                                      ------         ------                ----              ----
                                                      $5,199         $5,944                 559               698
                                                      ======         ======                ----              ----
Gain on sale of non-
  strategic businesses                                                                      125                -
Equity in income (loss)
  of affiliated companies                                                                    10                (8)
Other income                                                                                 16                 9
Interest and other
  financial charges                                                                         (87)             (111)
Repositioning and other
  charges (1)                                                                               (96)             (595)
                                                                                           ----              ----
  Income (loss) before taxes                                                               $527              $ (7)
                                                                                           ====              ====

         (1) In 2001 included cumulative effect adjustment of $1 million of income related to adoption of SFAS No. 133.

         (2) Segment profit in the first quarter of 2001 included the pretax amortization of goodwill and indefinite-lived intangible assets of $51 million (Aerospace - $15 million, Automation and Control Solutions - $23 million, Specialty Materials - $8 million and Transportation and Power Systems - $5 million). Such amortization expense was excluded from segment profit for the first quarter of 2002, in conformity with the provisions of SFAS No. 142.

         Aerospace sales of $2,089 million in the first quarter of 2002 decreased by $322 million, or 13 percent compared with the first quarter of 2001. This decrease principally resulted from substantially lower sales to both commercial air transport aftermarket and original equipment (OE) customers as the commercial aviation market continued to be adversely impacted by the terrorist attacks on September 11, 2001 and general weakness in the economy. Lower airplane deliveries by our OE customers, reduced flying hours by the airlines, increased numbers of older parked airplanes and the airlines attempt to preserve cash all contributed to lower sales by our commercial air transport segment. Sales to our business and general aviation aftermarket customers decreased substantially due mainly to a reduction in flying hours in the latter part of 2001. Sales to our business and general aviation OE customers also decreased substantially reflecting a decline in deliveries of regional and business jet airplanes. This decrease was partially offset by higher sales to military original equipment customers.

         Aerospace segment profit of $307 million in the first quarter of 2002 decreased by $144 million, or 32 percent compared with the first quarter of 2001 due mainly to substantially lower sales of higher-margin commercial aftermarket products and services. This decrease was partially offset by lower costs primarily from workforce reductions and a decline in discretionary spending.

         Automation and Control Solutions sales of $1,609 million in the first quarter of 2002 decreased by $139 million, or 8 percent compared with the first quarter of 2001. Excluding the effects of foreign exchange, sales decreased by 7 percent. This decrease resulted primarily from significantly lower sales for our Control Products business due mainly to weakness in industrial production. Sales for our Service business were also moderately lower due primarily to general weakness in the economy.

         Automation and Control Solutions segment profit of $207 million in the first quarter of 2002 increased by $19 million, or 10 percent compared with the first quarter of 2001. Excluding goodwill amortization expense in the first quarter of 2001, segment profit in the first quarter of 2002 decreased by 2 percent compared with the first quarter of 2001. This decrease resulted principally from the impact of lower sales volumes, mainly in our Control Products and Service businesses, and higher raw material costs and pricing pressures in all the segment's businesses. This decrease was partially offset by the benefits of repositioning actions, mainly workforce reductions.

         Specialty Materials sales of $758 million in the first quarter of 2002 decreased by $155 million, or 17 percent compared with the first quarter of 2001 due to weakness in most of the segment's businesses. This decrease was driven by a substantial decline in sales for our Electronic Materials and Advanced Circuits businesses due to continued weakness in the electronics, semiconductors and telecommunications markets. Sales also declined in our Nylon System and Fluorines businesses due to lower demand and pricing pressures.

         Specialty Materials segment profit of $8 million in the first quarter of 2002 decreased by $30 million, or 79 percent compared with the first quarter of 2001. This decrease resulted primarily from lower sales volumes in our Electronic Materials, Advanced Circuits and Nylon System businesses, and pricing pressures mainly in our Nylon System and Performance Fibers businesses. This decrease was partially offset by lower costs resulting from plant shutdowns and workforce reductions.

         Transportation and Power Systems sales of $726 million in the first quarter of 2002 decreased by $134 million, or 16 percent compared with the first quarter of 2001. Excluding the effects of foreign exchange and the disposition of our Bendix Commercial Vehicle Systems business, sales decreased by 2 percent. This decrease was due mainly to lower sales for our Garrett Engine Boosting Systems business due principally to a decline in automotive builds in Europe partially offset by increased demand in Asia.

         Transportation and Power Systems segment profit of $73 million in the first quarter of 2002 increased by $23 million, or 46 percent compared with the first quarter of 2001 due principally to the effects of cost-structure improvements, mainly workforce reductions, and other productivity actions across all businesses in the segment.


B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
   ----------------------------------------------------

         Total assets at March 31, 2002 were $24,193 million, a decrease of $33 million from December 31, 2001.

         We manage our businesses to maximize operating cash flows as the principal source of our liquidity. Cash provided by operating activities of $405 million during the first quarter of 2002 increased by $158 million compared with the first quarter of 2001. This increase was driven by an improvement in working capital performance and lower pension income partially offset by higher spending for repositioning actions, mainly severance.

         Cash used for investing activities of $52 million during the first quarter of 2002 decreased by $181 million compared with the first quarter of 2001 due to a decrease in acquisition spending and the proceeds from the disposition of our Bendix Commercial Vehicle Systems business. This decrease was also driven by lower capital spending reflecting our intention to limit capital spending at non-strategic businesses.

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

         Cash used for financing activities of $154 million during the first quarter of 2002 increased by $18 million compared with the first quarter of 2001 due principally to higher net debt repayments in the current quarter. This increase was partially offset by the absence of stock repurchases in the first quarter of 2002. Total debt of $5,246 million at March 31, 2002 was $24 million lower than at December 31, 2001.

Repositioning and Other Charges
-------------------------------

         In the first quarter of 2002, we recognized a repositioning charge of $65 million for the costs of actions designed to reduce our cost structure and improve our future profitability. The components of the charge included severance costs of $41 million, asset impairments of $11 million and other exit costs of $13 million. Severance costs were related to announced workforce reductions of approximately 1,100 manufacturing and administrative positions principally in our Automation and Control Solutions and Specialty Materials reportable segments. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, mainly in our Specialty Materials reportable segment. Other exit costs principally consisted of lease termination losses negotiated or subject to reasonable estimation mainly related to closed facilities in our Automation and Control Solutions and Specialty Materials reportable segments. These repositioning actions are expected to be completed by December 31, 2002. Also, $12 million of previously established severance accruals were returned to income in the first quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Specialty Materials reportable segment.

         As disclosed in our 2001 Annual Report on Form 10-K, we recognized repositioning charges totaling $1,016 million in 2001 ($297 million were recognized in the three months ended March 31, 2001). The components of the charges included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million. Severance costs were related to announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 17,000 positions have been eliminated as of March 31, 2002. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

         These repositioning actions are expected to generate incremental pretax savings of over $760 million in 2002 compared with 2001 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance and other exit costs necessary to execute these actions were $160 million in the first quarter of 2002 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the repositioning actions will approximate $500 million in 2002 and will be funded mainly though operating cash flows.

         In the first quarter of 2002, we recognized charges of $43 million related to our Friction Materials business and a chemical manufacturing facility. In 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquiror of the business. As part of these discussions we continued to evaluate the business for possible impairment. As a result of this evaluation, we recognized an impairment charge of $27 million in the first quarter of 2002 related to the write-down of property, plant and equipment (classified as assets held for disposal in Other Current Assets). We also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

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

         The following table summarizes the pretax impact of total repositioning and other charges by reportable business segment:


                                                                  Three Months
                                                                 Ended March 31,
                                                               -------------------
                                                                2002         2001
                                                                ----         ----
      Aerospace                                                 $ -          $ 80
      Automation and Control Solutions                           39           273
      Specialty Materials                                        25            84
      Transportation and Power Systems                           28            94
      Corporate                                                   4            65
                                                                ---          ----
                                                                $96          $596
                                                                ===          ====

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     See our 2001 Annual Report on Form 10-K (Item 7A). At March 31, 2002, there has been no material change in this information.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     See Note 9 on page 10 of this Form 10-Q.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         (a) Exhibits. The following exhibits are filed with this Form 10-Q:

                  10.25 Employment Separation Agreement and Release dated February 18, 2002, between Honeywell and Dr. Barry
                          C. Johnson

                  15 Independent Accountants' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31, 2002.

             1. On February 19, 2002, a report was filed reporting the election of David M. Cote, as President, Chief Executive Officer and a member of the Board of Directors effective immediately, and the fact that Mr. Cote will become Chairman of the Board on June 30, 2002.

             2. On March 4, 2002, a report was filed reporting an employment contract between Honeywell and Mr. Cote.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Honeywell International Inc.

Date: May 8, 2002                        By: /s/ John J. Tus
                                             --------------------------------
                                             John J. Tus
                                             Vice President and Controller
                                             (on behalf of the Registrant
                                             and as the Registrant's
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit Number                                Description

         2                                 Omitted (Inapplicable)

         3                                 Omitted (Inapplicable)

         4                                 Omitted (Inapplicable)

         10.25*                            Employment Separation Agreement
                                           and Release dated February
                                           18, 2002, between Honeywell
                                           and Dr. Barry C. Johnson

         11                                Omitted (Inapplicable)

         15                                Independent Accountants'
                                           Acknowledgment Letter as to
                                           the incorporation of their
                                           report relating to unaudited
                                           interim financial statements

         18                                Omitted (Inapplicable)

         19                                Omitted (Inapplicable)

         22                                Omitted (Inapplicable)

         23                                Omitted (Inapplicable)

         24                                Omitted (Inapplicable)

         99                                Omitted (Inapplicable)

--------------
     The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.