Form 10-Q
period 2002-06-30
HONEYWELL INTERNATIONAL INC
filed 2002-08-07
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974

                          Honeywell International Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        22-2640650
-----------------------------------------                   --------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

             101 Columbia Road
               P.O. Box 4000
        Morristown, New Jersey                                   07962-2497
-----------------------------------------                   --------------------
(Address of principal executive offices)                         (Zip Code)

                                 (973) 455-2000
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES     X                                NO
                      ----------                              ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
Class of Common Stock                                        June 30, 2002
---------------------                                     -------------------
    $1 par value                                          819,289,794 shares

                          Honeywell International Inc.
                                      Index

                                                                                   Page No.
                                                                                   -------
Part I.  -        Financial Information

         Item 1.  Financial Statements:

                  Consolidated Balance Sheet -
                    June 30, 2002 and December 31, 2001                                3

                  Consolidated Statement of Income -
                    Three and Six Months Ended June 30, 2002
                    and 2001                                                           4

                  Consolidated Statement of Cash Flows -
                    Six Months Ended June 30, 2002 and 2001                            5

                  Notes to Financial Statements                                        6

                  Report of Independent Accountants                                   16

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               17

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                                       28

Part II. -        Other Information

         Item 1.  Legal Proceedings                                                   29

         Item 4.  Submission of Matters to a Vote of
                    Security Holders                                                  31

         Item 6.  Exhibits and Reports on Form 8-K                                    32


Signatures                                                                            33


----------
         This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                 June 30,             December 31,
                                                                                   2002                    2001
                                                                                 --------             ------------
                                                                                       (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 1,976                 $ 1,393
  Accounts and notes receivable                                                    3,594                   3,620
  Inventories                                                                      3,215                   3,355
  Other current assets                                                             1,462                   1,526
                                                                                 -------                 -------
   Total current assets                                                           10,247                   9,894

Investments and long-term receivables                                                698                     466
Property, plant and equipment - net                                                4,769                   4,933
Goodwill - net                                                                     5,453                   5,441
Other intangible assets - net                                                        941                     915
Other assets                                                                       2,677                   2,577
                                                                                 -------                 -------
   Total assets                                                                  $24,785                 $24,226
                                                                                 =======                 =======
LIABILITIES
Current liabilities:
  Accounts payable                                                               $ 1,818                 $ 1,862
  Short-term borrowings                                                               65                     120
  Commercial paper                                                                   240                       3
  Current maturities of long-term debt                                                92                     416
  Accrued liabilities                                                              3,768                   3,819
                                                                                 -------                 -------
   Total current liabilities                                                       5,983                   6,220

Long-term debt                                                                     4,707                   4,731
Deferred income taxes                                                                879                     875
Postretirement benefit obligations
  other than pensions                                                              1,822                   1,845
Other liabilities                                                                  1,323                   1,385

SHAREOWNERS' EQUITY
Capital - common stock issued                                                        958                     958
        - additional paid-in capital                                               3,130                   3,015
Common stock held in treasury, at cost                                            (4,222)                 (4,252)
Accumulated other nonowner changes                                                  (608)                   (835)
Retained earnings                                                                 10,813                  10,284
                                                                                 -------                 -------
   Total shareowners' equity                                                      10,071                   9,170
                                                                                 -------                 -------
   Total liabilities and shareowners' equity                                     $24,785                 $24,226
                                                                                 =======                 =======

   The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                          June 30,
                                                               -----------------------       --------------------------
                                                                 2002           2001           2002               2001
                                                                 ----           ----           ----               ----
                                                                               (Dollars in millions,
                                                                             except per share amounts)
Net sales                                                       $5,651          $6,066        $10,850            $12,010
                                                                ------          ------        -------            -------
Costs, expenses and other
  Cost of goods sold                                             4,431           5,067          8,547             10,040
  Selling, general and administrative
    expenses                                                       660             837          1,277              1,605
  Loss on sale of non-strategic
    businesses - net                                               166               -             41                  -
  Equity in (income) loss of affiliated
    companies                                                       (3)             85            (10)               188
  Other (income) expense                                            (6)            (14)           (22)               (18)
  Interest and other financial charges                              88             103            175                214
                                                                ------          ------        -------            -------
                                                                 5,336           6,078         10,008             12,029
                                                                ------          ------        -------            -------
Income (loss) before taxes                                         315             (12)           842                (19)
Tax expense (benefit)                                             (144)            (62)             7               (110)
                                                                ------          ------        -------            -------
Net income                                                      $  459          $   50        $   835            $    91
                                                                ======          ======        =======            =======
Earnings per share of common
  stock - basic                                                 $ 0.56          $ 0.06        $  1.02            $  0.11
                                                                ======          ======        =======            =======
Earnings per share of common
  stock - assuming dilution                                     $ 0.56          $ 0.06        $  1.02            $  0.11
                                                                ======          ======        =======            =======
Cash dividends per share of
  common stock                                                  $.1875          $.1875        $ .3750            $ .3750
                                                                ======          ======        =======            =======

   The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                            -----------------------
                                                                                            2002               2001
                                                                                            ----               ----
                                                                                             (Dollars in millions)
Cash flows from operating activities:
  Net income                                                                              $  835              $   91
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Loss on sale of non-strategic businesses - net                                            41                   -
    Repositioning and other charges                                                          233               1,247
    Depreciation                                                                             340                 375
    Goodwill and indefinite-lived intangible assets
     amortization                                                                              -                 102
    Undistributed earnings of equity affiliates                                              (23)                 17
    Deferred income taxes                                                                     35                (265)
    Net taxes paid on sales of businesses                                                      -                 (12)
    Other                                                                                   (251)               (455)
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
          Accounts and notes receivable                                                      (22)                393
          Inventories                                                                         42                 (61)
          Other current assets                                                               (26)                 48
          Accounts payable                                                                    (8)               (218)
          Accrued liabilities                                                                (69)               (485)
                                                                                          ------              ------
Net cash provided by operating activities                                                  1,127                 777
                                                                                          ------              ------
Cash flows from investing activities:
  Expenditures for property, plant and equipment                                            (299)               (385)
  Proceeds from disposals of property, plant and
    equipment                                                                                 21                  45
  Cash paid for acquisitions                                                                 (19)               (110)
 Proceeds from sales of businesses                                                           186                   -
 Decrease in short-term investments                                                            7                   -
                                                                                          ------              ------
Net cash (used for) investing activities                                                    (104)               (450)
                                                                                          ------              ------
Cash flows from financing activities:
 Net increase (decrease) in commercial paper                                                 237                 (24)
 Net increase (decrease) in short-term borrowings                                            (23)                253
 Proceeds from issuance of common stock                                                       34                  62
 Payments of long-term debt                                                                 (382)               (401)
 Repurchases of common stock                                                                   -                 (30)
 Cash dividends on common stock                                                             (306)               (153)
                                                                                          ------              ------
Net cash (used for) financing activities                                                    (440)               (293)
                                                                                          ------              ------
Net increase in cash and cash equivalents                                                    583                  34
Cash and cash equivalents at beginning of year                                             1,393               1,196
                                                                                          ------              ------
Cash and cash equivalents at end of period                                                $1,976              $1,230
                                                                                          ======              ======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three- and six-month periods ended June 30, 2002 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2002.

         The financial information as of June 30, 2002 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2001.

NOTE 2. Accounts and notes receivable consist of the following:

                                                            June 30,               December 31,
                                                              2002                     2001
                                                            --------               -----------
          Trade                                              $3,102                  $3,168
          Other                                                 622                     580
                                                             ------                  ------
                                                              3,724                   3,748
          Less - Allowance for doubtful
                 accounts                                      (130)                   (128)
                                                             ------                  ------
                                                             $3,594                  $3,620
                                                             ======                  ======

NOTE 3. Inventories consist of the following:


                                                            June 30,               December 31,
                                                              2002                     2001
                                                            -------                ------------
          Raw materials                                      $1,055                  $1,024
          Work in process                                       806                     869
          Finished products                                   1,498                   1,603
                                                             ------                  ------
                                                              3,359                   3,496
          Less - Progress payments                              (19)                    (25)
                 Reduction to LIFO cost basis                  (125)                   (116)
                                                             ------                  ------
                                                             $3,215                  $3,355
                                                             ======                  ======

NOTE 4. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to income, but instead be replaced with periodic testing for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. The amortization and non-amortization provisions of SFAS No. 142 have been applied to any goodwill and intangible assets acquired after June 30, 2001. With the adoption of SFAS No. 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, an amount related to a trademark in our automotive consumer products business was determined to be an indefinite-life intangible asset because it is expected to generate cash flows indefinitely. There were no other adjustments made to the amortization period or residual values of other intangible assets. We also completed our goodwill impairment testing during the three months ended March 31, 2002 and determined that there was no impairment as of January 1, 2002.

         In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                          Three Months         Six Months               Year Ended December 31,
                                              Ended               Ended             -----------------------------
                                          June 30, 2001       June 30, 2001         2001         2000        1999
                                          -------------       -------------         ----         ----        ----
Net Income

Reported net income (loss)                    $50                  $ 91             $(99)       $1,659      $1,541
Amortization adjustment                        49                    98              196           197         147
                                              ---                  ----             ----        ------      ------
Adjusted net income                           $99                  $189             $ 97        $1,856      $1,688
                                              ===                  ====             ====        ======      ======
Earnings per share of
  common stock - basic

Reported earnings (loss)
  per share - basic                           $0.06                $0.11           $(0.12)      $2.07       $1.95
Amortization adjustment                        0.06                 0.12             0.24        0.25        0.19
                                              -----                -----           ------       -----       -----
Adjusted earnings
  per share - basic                           $0.12                $0.23           $ 0.12       $2.32       $2.14
                                              =====                =====           ======       =====       =====
Earnings per share of common
  stock - assuming dilution

Reported earnings (loss) per
  share - assuming dilution                   $0.06                $0.11           $(0.12)      $2.05       $1.90
Amortization adjustment                        0.06                 0.12             0.24        0.24        0.18
                                              -----                -----           ------       -----       -----
Adjusted earnings per
  share - assuming dilution                   $0.12                $0.23           $ 0.12       $2.29       $2.08
                                              =====                =====           ======       =====       =====


         Changes in the carrying amount of goodwill for the six months ended June 30, 2002 by reportable segment are as follows:

                                                                                Currency
                                                          Acquisitions/        Translation
                                        Dec. 31, 2001    (Divestitures)         Adjustment      June 30, 2002
                                        -------------    -------------         ------------     -------------
   Aerospace                                $1,595            $  7                 $ 6               $1,608
   Automation and
     Control Solutions                       2,461              (5)                 15                2,471
   Specialty Materials                         861             (20)                  9                  850
   Transportation and
     Power Systems                             524               -                   -                  524
                                            ------            ----                 ---               ------
                                            $5,441            $(18)                $30               $5,453
                                            ======            ====                 ===               ======

         Amortizable intangible assets at June 30, 2002 and December 31, 2001 consist of investments in long-term contracts and customer relationships of $642 and $607 million, respectively, and patents, technology and other finite-lived intangible assets of $262 and $271 million, respectively. Intangible assets amortization expense was $29 million for the six months ended June 30, 2002. Estimated intangible assets amortization expense for the full year 2002 and for each of the five succeeding years approximates $60 million. Intangible assets with indefinite lives consist of a trademark with a carrying value of $37 million.

NOTE 5. Total nonowner changes in shareowners' equity consist of the following:

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                -----------------------------    ----------------------------
                                                                    2002           2001              2002          2001
                                                                    ----           ----              ----          ----
Net income                                                          $459          $ 50             $  835          $ 91
Foreign exchange translation adjustments                             242           (59)               246          (133)
Change in fair value of effective
  cash flow hedges                                                   (23)           -                 (19)           (4)
                                                                    ----          ----             ------          ----
                                                                    $678          $ (9)            $1,062          $(46)
                                                                    ====          ====             ======          ====

NOTE 6. Segment financial data follows:


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    ----------------------------------
                                                      2002          2001(2)              2002              2001(2)
                                                      ----          ----                 ----              ----
Net sales
Aerospace                                            $2,204         $2,532             $ 4,293           $ 4,943
Automation and Control Solutions                      1,758          1,781               3,367             3,529
Specialty Materials                                     870            875               1,628             1,788
Transportation and Power Systems                        805            866               1,531             1,726
Corporate                                                14             12                  31                24
                                                     ------         ------             -------           -------
                                                     $5,651         $6,066             $10,850           $12,010
                                                     ======         ======             =======           =======
Segment profit
Aerospace                                            $  364         $  504              $  671           $   955
Automation and Control Solutions                        220            186                 427               374
Specialty Materials                                      34             38                  42                76
Transportation and Power Systems                        104             63                 177               113
Corporate                                               (35)           (56)                (71)              (85)
                                                     ------         ------             -------           -------
                                                        687            735               1,246             1,433
                                                     ------         ------             -------           -------
(Loss) on sale of non-
  strategic businesses - net                           (166)            -                  (41)               -
Equity in income (loss)
  of affiliated companies                                13             (7)                 23               (15)
Other income                                              6             14                  22                23
Interest and other
  financial charges                                     (88)          (103)               (175)             (214)
Repositioning and other
  charges (1)                                          (137)          (651)               (233)           (1,246)
                                                     ------         ------             -------           -------
  Income (loss) before taxes                         $  315         $  (12)            $   842           $   (19)
                                                     ======         ======             =======           =======

         (1) Included cumulative effect adjustment of $1 million of income related to adoption of SFAS No. 133 in first quarter of 2001.

         (2) Segment profit included the pretax amortization of goodwill and indefinite-lived intangible assets of $51 and $102 million, for the three and six months of 2001, respectively (Aerospace - $15 and $30 million, Automation and Control Solutions - $23 and $46 million, Specialty Materials - $8 and $16 million and Transportation and Power Systems - $5 and $10 million). Such amortization expense was excluded from segment profit for the three and six months of 2002, in conformity with the provisions of SFAS No. 142.

NOTE 7. The details of the earnings per share calculations for the three- and six-month periods ended June 30, 2002 and 2001 follow:

                                                           Three Months                               Six Months
                                               -------------------------------------     ------------------------------------
                                                                           Per                                        Per
                                                             Average       Share                       Average        Share
                                                 Income      Shares       Amount           Income       Shares       Amount
                                                 ------      ------       ------           ------       ------       ------
2002
Earnings per share of
  common stock - basic                            $459        819.4        $0.56            $835        818.2         $1.02
Dilutive securities issuable
  in connection with stock
  plans                                                         3.9                                       3.5
                                                  ----        -----        -----            ----        -----         -----

Earnings per share of
  common  stock - assuming
  dilution                                        $459        823.3        $0.56            $835        821.7         $1.02
                                                  ====        =====        =====            ====        =====         =====
2001
Earnings per share of
  common stock - basic                            $ 50        811.4        $0.06            $ 91        810.4         $0.11
Dilutive securities issuable
  in connection with stock
  plans                                                         5.3                                       5.5
                                                  ----        -----        -----            ----        -----         -----
Earnings per share of
  common  stock - assuming
  dilution                                        $ 50        816.7        $0.06            $ 91        815.9         $0.11
                                                  ====        =====        =====            ====        =====         =====

         The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and six-month periods ended June 30, 2002, the number of stock options not included in the computations were 22.4 and 24.7 million, respectively. For the three- and six-month periods ended June 30, 2001, the number of stock options not included in the computations were 15.4 and 15.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 8. A summary of repositioning and other charges follows:

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                         ------------------------           ---------------------------
                                                            2002           2001                2002             2001
                                                            ----           ----                ----             ----
Severance                                                   $ 32           $ 54                $ 73           $  313
Asset impairments                                             57             84                  68              108
Exit costs                                                    10             13                  23               27
Adjustments                                                  (31)           (28)                (43)             (28)
                                                            ----           ----                ----           ------
  Total net repositioning charge                              68            123                 121              420
                                                            ----           ----                ----           ------
Business impairment charges                                    -              -                  43                -
Customer claims and settlements
  of contract liabilities                                     29            140                  29              288
Probable and reasonably estimable
  legal and environmental claims                               -            162                   -              162
Write-offs principally related to
  asset impairments, including
  receivables and inventories                                 40            167                  40              217
Equity investment impairment
  charges                                                      -             17                   -              112
General Electric merger expenses                               -             42                   -               42
Debt extinguishment loss                                       -              -                   -                6
                                                            ----           ----                ----           ------
  Total other charges                                         69            528                 112              827
                                                            ----           ----                ----           ------
  Total net repositioning and other
    charges                                                 $137           $651                $233           $1,247
                                                            ====           ====                ====           ======


         In the second quarter of 2002, we recognized a repositioning charge of $99 million principally related to costs for the planned shutdown of two manufacturing plants and related workforce reductions in our Advanced Circuits business. The planned shutdown of these plants also included charges for asset impairments principally related to plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, and exit costs mainly related to lease termination losses negotiated or subject to reasonable estimation. The repositioning charge also included workforce reductions in our Automation and Control Solutions reportable segment and in our UOP process technology joint venture and costs associated with a shutdown of a product line in our Specialty Materials reportable segment. Severance costs were related to announced workforce reductions of approximately 1,300 manufacturing and administrative positions of which approximately 300 positions have been eliminated as of June 30, 2002. These repositioning actions are expected to be completed by March 31, 2003. Also, $31 million of previously established severance accruals were returned to income in the second quarter of 2002 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace and Automation and Control Solutions reportable segments.

         In the first quarter of 2002, we recognized a repositioning charge of $65 million for the costs of actions designed to reduce our cost structure and improve our future profitability. Severance costs were related to announced workforce reductions of approximately 1,100 manufacturing and administrative positions principally in our Automation and Control Solutions and Specialty Materials reportable segments of which approximately 700 positions have been eliminated as of June 30, 2002. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, mainly in our Specialty Materials reportable segment. Other exit costs principally consisted of lease termination losses negotiated or subject to reasonable estimation mainly related to closed facilities in our Automation and Control Solutions and Specialty Materials reportable segments. These repositioning actions are expected to be completed by December 31, 2002. Also, $12 million of previously established severance accruals were returned to income in the first quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Specialty Materials reportable segment.

         As disclosed in our 2001 Annual Report on Form 10-K, we recognized repositioning charges totaling $1,016 million in 2001 ($151 and $448 million were recognized in the three and six-month periods ended June 30, 2001, respectively). The components of the charges included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million. Severance costs were related to announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 17,200 positions have been eliminated as of June 30, 2002. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

         The following table summarizes the status of our total repositioning costs:

                                                Severance          Asset            Exit
                                                  Costs         Impairments        Costs              Total
                                                ---------       -----------        -----              -----
    Balance at December 31, 2001                  $ 484            $  -             $113             $ 597
    2002 charges                                     73               68              23               164
    2002 usage                                     (195)             (68)            (64)             (327)
    Adjustments                                     (43)              -               -                (43)
                                                  -----             ----            ----             -----
    Balance at June 30, 2002                      $ 319             $  -            $ 72             $ 391
                                                  =====             ====            ====             =====

         In the second quarter of 2002, we recognized other charges consisting of customer claims and settlements of contract liabilities of $29 million and $40 million of write-offs principally related to asset impairments, including receivables and inventories. The other charges related mainly to our Advanced Circuits business, bankruptcy of a customer in our Aerospace reportable segment, and customer claims in our Industry Solutions business.

         In the first quarter of 2002, we recognized charges of $43 million related to our Friction Materials business and a chemical manufacturing facility. In 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquirer of the business. As part of these discussions we continued to evaluate the business for possible impairment. As a result of this evaluation, we recognized an impairment charge of $27 million in the first quarter of 2002 related to the write-down of property, plant and equipment (classified as assets held for disposal in Other Current Assets). We also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

         In the second quarter of 2001, we recognized other charges consisting of $42 million of transaction expenses related to the proposed merger with General Electric, customer claims and settlements of contract liabilities of $140 million, probable and reasonably estimable legal and environmental claims of $162 million, and write-offs principally related to asset impairments, including receivables and inventories, of $167 million. We also recognized a charge of $17 million related to an other than temporary decline in value of an equity investment.

         In the first quarter of 2001, we recognized other charges consisting of customer claims and settlements of contract liabilities of $148 million and write-offs of customer receivables and inventories of $50 million. We also recognized charges of $95 million related to an other than temporary decline in the value of an equity investment and an equity investee's loss contract. We also redeemed our $200 million 5 3/4% dealer remarketable securities due 2011, resulting in a loss of $6 million.

         The following table summarizes the pretax impact of total net repositioning and other charges by reportable business segment:

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                         June 30,
                                                          -------------------------        -------------------------
                                                            2002            2001             2002           2001
                                                            ----            ----             ----           ----
Aerospace                                                   $  6            $ 72             $  6          $  152
Automation and Control Solutions                              22             195               61             468
Specialty Materials                                          107             126              132             210
Transportation and Power Systems                               2              33               30             127
Corporate                                                      -             225                4             290
                                                            ----            ----             ----          ------
                                                            $137            $651             $233          $1,247
                                                            ====            ====             ====          ======

         The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                          -------------------------      -------------------------
                                                            2002            2001             2002           2001
                                                            ----            ----             ----           ----
Cost of goods sold                                          $127            $508             $216          $  982
Selling, general and
 administrative expenses                                       -              65                4              86
Equity in (income) loss of
 affiliated companies                                         10              78               13             173
Other (income) expense                                         -               -                -               6
                                                            ----            ----             ----          ------
                                                            $137            $651             $233          $1,247
                                                            ====            ====             ====          ======

NOTE 9. In June 2002, we sold Specialty Material's Pharmaceutical Fine Chemicals
(PFC) and Automation and Control's Consumer Products (Consumer Products) businesses for proceeds of approximately $105 million, mainly cash, resulting in a pretax loss of $166 million (after-tax gain of $98 million). The businesses sold had a higher deductible tax basis than book basis which resulted in an after-tax gain. PFC and Consumer Products had sales of approximately $60 and $200 million, respectively, in 2001. In March 2002, we completed the disposition of our Bendix Commercial Vehicle Systems (BCVS) business for approximately $350 million in cash and securities resulting in a pretax gain of $125 million. In January 2002, we had reached an agreement with Knorr-Bremse AG (Knorr) to transfer control of our global interests in BCVS to Knorr. BCVS had sales and segment profit of approximately $375 and $57 million, respectively, in 2001.

NOTE 10. SHAREOWNER LITIGATION - Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000. On January 15, 2002, the District Court dismissed the consolidated complaint against four of Honeywell's current and former officers.

         We believe that there is no factual or legal basis for the allegations in the Securities Law Complaints. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

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

         ASBESTOS MATTERS - Like more than a thousand other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. Our involvement is limited because we did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, we made several products that contained small amounts of asbestos.

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

                        Report of Independent Accountants

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2002, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, NJ
August 7, 2002

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

     Net sales in the second quarter of 2002 were $5,651 million, a decrease of $415 million, or 7 percent compared with the second quarter of 2001. The decrease in sales is attributable to the following:

                  Acquisitions                           - %
                  Divestitures                          (2)
                  Price                                 (2)
                  Volume                                (4)
                  Foreign exchange                       1
                                                        --
                                                        (7)%
                                                        ==

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $4,431 and $5,067 million included repositioning and other charges of $127 and $508 million in the second quarter of 2002 and 2001, respectively. Cost of goods sold in the second quarter of 2001 also included $51 million of amortization of goodwill and indefinite-lived intangible assets. Such amortization expense was excluded from cost of goods sold in the second quarter of 2002 in conformity with SFAS No. 142, which we adopted effective January 1, 2002. Excluding such amortization expense and repositioning and other charges, cost of goods sold was $4,304 and $4,508 million in the second quarter of 2002 and 2001, respectively. The decrease in cost of goods sold of $204 million in the second quarter of 2002 compared with the second quarter of 2001 resulted primarily from the benefits of repositioning actions, mainly workforce reductions.

     Selling, general and administrative expenses were $660 and $837 million in the second quarter of 2002 and 2001, respectively. Selling, general and administrative expenses included repositioning and other charges of $65 million in the second quarter of 2001. Excluding these charges, selling, general and administrative expenses were $660 and $772 million in the second quarter of 2002 and 2001, respectively. The decrease in selling, general and administrative expenses of $112 million in the second quarter of 2002 compared with the second quarter of 2001 principally resulted from the impact of workforce reductions and a decline in discretionary spending.

     Retirement benefit (pension and other post retirement) plans cost increased by $47 million in the second quarter of 2002 compared with the second quarter of 2001 due principally to the funding status of our pension plans. Future effects on operating results will principally depend on pension plan investment performance and other economic conditions.

     Loss on sale of non-strategic businesses of $166 million in the second quarter of 2002 represented the pretax loss on the dispositions of Specialty Material's Pharmaceutical Fine Chemicals (PFC) and Automation and Control's Consumer Products (Consumer Products) businesses.

     Equity in (income) loss of affiliated companies was income of $3 million in the second quarter of 2002 compared with a loss of $85 million in the second quarter of 2001. Equity in (income) loss of affiliated companies included repositioning and other charges of $10 and $78 million in the second quarter of

2002 and 2001, respectively. Excluding these charges, equity in (income) loss of affiliated companies was income of $13 million in the second quarter of 2002 compared with a loss of $7 million in the second quarter of 2001. The increase of $20 million in equity income in the second quarter of 2002 compared with the second quarter of 2001 was due mainly to exiting a joint venture in our Aerospace reportable segment ($9 million) and improved earnings from joint ventures in our Specialty Materials and Automation and Control Solutions reportable segments ($6 million).

     Other (income) expense, $6 million of income in the second quarter of 2002, compared with income of $14 million in the second quarter of 2001. The decrease of $8 million in other income in the second quarter of 2002 compared with the second quarter of 2001 was due to a decrease in benefits from foreign exchange hedging resulting from the weakness in the U.S. dollar ($14 million) partially offset by lower minority interests ($4 million) and higher interest income ($2 million).

     Interest and other financial charges of $88 million in the second quarter of 2002 decreased by $15 million, or 15 percent compared with the second quarter of 2001 due mainly to lower average debt outstanding and lower average interest rates in the current period.

     The tax benefit of $144 million in the second quarter of 2002 resulted from the impact of repositioning and other charges and the loss on the dispositions of the PFC and Consumer Products businesses. The businesses sold had a higher deductible tax basis than book basis which resulted in a tax benefit. The tax benefit of $62 million in the second quarter of 2001 was driven by the impact of repositioning and other charges. Excluding the impact of repositioning and other charges in both periods and the dispositions of our PFC and Consumer Products businesses in the current quarter, the effective tax rate was 26.5 percent in the second quarter of 2002 compared with 29.6 percent in the second quarter of 2001. The decrease in the effective tax rate in the second quarter of 2002 related mainly to the absence of non-deductible goodwill amortization expense in the current quarter.

     Net income of $459 million, or $0.56 per share, in the second quarter of 2002 compared with net income of $50 million, or $0.06 per share, in the second quarter of 2001. Adjusted for repositioning and other charges and the gain on the dispositions of our PFC and Consumer Products businesses, net income in the second quarter of 2002 was $5 million, or $0.01 per share, lower than reported. Adjusted for repositioning and other charges, net income in the second quarter of 2001 was $400 million, or $0.49 per share, higher than reported. Net income in the second quarter of 2002 increased by 1 percent compared with the second quarter of 2001 if both periods are adjusted to exclude the impact of repositioning and other charges and the gain on the dispositions of our PFC and Consumer Products businesses. Assuming the provisions of SFAS No. 142 had been adopted on January 1, 2001, adjusted net income in the second quarter of 2002 would have decreased by 9 percent compared with the second quarter of 2001.

Review of Business Segments

                                                                          Three Months Ended June 30,
                                                    ----------------------------------------------------------------
                                                              Net Sales                           Segment Profit
                                                    ------------------------------     -----------------------------
                                                       2002           2001                2002              2001(1)
                                                       ----           ----                ----              ----
Aerospace                                            $2,204         $2,532                $364              $504
Automation and Control Solutions                      1,758          1,781                 220               186
Specialty Materials                                     870            875                  34                38
Transportation and Power Systems                        805            866                 104                63
Corporate                                                14             12                 (35)              (56)
                                                     ------         ------                ----              ----
                                                     $5,651         $6,066                 687               735
                                                     ======         ======                ----              ----
(Loss) on sale of non-
  strategic businesses - net                                                              (166)               -
Equity in income (loss)
  of affiliated companies                                                                   13                (7)
Other income                                                                                 6                14
Interest and other
  financial charges                                                                        (88)             (103)
Repositioning and other
  charges                                                                                 (137)             (651)
                                                                                          ----              ----
  Income (loss) before taxes                                                              $315              $(12)
                                                                                          ====              ====


         (1) Segment profit in the second quarter of 2001 included the pretax amortization of goodwill and indefinite-lived intangible assets of $51 million (Aerospace - $15 million, Automation and Control Solutions - $23 million, Specialty Materials - $8 million and Transportation and Power Systems - $5 million). Such amortization expense was excluded from segment profit for the second quarter of 2002, in conformity with the provisions of SFAS No. 142.

         Aerospace sales of $2,204 million in the second quarter of 2002 decreased by $328 million, or 13 percent compared with the second quarter of 2001. This decrease resulted mainly from a decline of 24 percent in sales by our commercial air transport segment. Sales to our commercial air transport aftermarket and original equipment (OE) customers declined by 16 and 34 percent, respectively, as the commercial aviation market continued to be adversely impacted by the terrorist attacks on September 11, 2001 and general weakness in the economy. Lower airplane deliveries by our OE customers, reduced flying hours by the airlines, increased numbers of older parked airplanes and the airlines attempt to preserve cash all contributed to lower sales by our commercial air transport segment. Sales to our business and general aviation aftermarket customers decreased by 15 percent due mainly to a reduction in flying hours. Sales to our business and general aviation OE customers decreased by 38 percent reflecting a decline in deliveries of regional and business jet airplanes. This decrease was partially offset by higher sales in our defense and space segment, with OE sales up by 10 percent and aftermarket sales higher by 23 percent, resulting principally from increased military spending.

         Aerospace segment profit of $364 million in the second quarter of 2002 decreased by $140 million, or 28 percent compared with the second quarter of 2001 due mainly to substantially lower sales of higher-margin commercial aftermarket products and services. This decrease was partially offset by lower costs primarily from workforce reductions and a decline in discretionary spending.

         Automation and Control Solutions sales of $1,758 million in the second quarter of 2002 decreased by $23 million, or 1 percent compared with the second quarter of 2001. Sales declined by 2 percent for both our Control Products and Industry Solutions businesses due to ongoing softness in industrial production and capital spending. Sales for our Service business also decreased by 2 percent due primarily to general weakness in the economy. This decrease was partially offset by a 1 percent increase in sales for our Security & Fire Solutions business due mainly to increased demand for security-related products.

         Automation and Control Solutions segment profit of $220 million in the second quarter of 2002 increased by $34 million, or 18 percent compared with the second quarter of 2001. Excluding goodwill amortization expense in the second quarter of 2001, segment profit in the second quarter of 2002 increased by 5 percent compared with the second quarter of 2001. All of the segment's businesses had higher segment profit as the benefits of repositioning and other cost productivity actions more than offset the impact of higher raw material costs and pricing pressures.

         Specialty Materials sales of $870 million in the second quarter of 2002 decreased by $5 million, or 1 percent compared with the second quarter of 2001 driven by a 49 percent decline in sales for our Advanced Circuits business due to continued weakness in the telecommunications industry. Sales for our Performance Fibers business also declined by 8 percent due mainly to weak demand. This decrease was partially offset by increased sales for our Nylon System and Electronic Materials businesses of 9 and 13 percent, respectively, due mainly to increased demand.

         Specialty Materials segment profit of $34 million in the second quarter of 2002 decreased by $4 million, or 11 percent compared with the second quarter of 2001. This decrease resulted primarily from lower sales in our Advanced Circuits business, and pricing pressures mainly in our Nylon System, Fluorines and Performance Fibers businesses. This decrease was partially offset by lower costs resulting from plant shutdowns and workforce reductions.

         Transportation and Power Systems sales of $805 million in the second quarter of 2002 decreased by $61 million, or 7 percent compared with the second quarter of 2001. Excluding the effects of the disposition of our BCVS business, sales increased by 4 percent. This increase was due mainly to a 5 percent increase in sales for our Garrett Engine Boosting Systems business due principally to increased demand in Asia. Sales for our Consumer Products business also increased by 3 percent due to higher demand.

         Transportation and Power Systems segment profit of $104 million in the second quarter of 2002 increased by $41 million, or 65 percent compared with the second quarter of 2001 due mainly to an increase of 64 percent in the segment profit for our Garrett Engine Boosting Systems business due to the effects of cost-structure improvements, mainly workforce reductions, and other productivity actions and higher sales.

B. RESULTS OF OPERATIONS - SIX MONTHS 2002 COMPARED WITH SIX MONTHS 2001

     Net sales in the first six months of 2002 were $10,850 million, a decrease of $1,160 million, or 10 percent compared with the first six months of 2001. The decrease in sales is attributable to the following:

                  Acquisitions                           - %
                  Divestitures                          (2)
                  Price                                 (2)
                  Volume                                (6)
                  Foreign exchange                       -
                                                       ----
                                                       (10)%
                                                       ====

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $8,547 and $10,040 million included repositioning and other charges of $216 and $982 million in the first six months of 2002 and 2001, respectively. Cost of goods sold in the first six months of 2001 also included $102 million of amortization of goodwill and indefinite-lived intangible assets. Such amortization expense was excluded from cost of goods sold in the first six months of 2002 in conformity with SFAS No. 142, which we adopted effective January 1, 2002. Excluding such amortization expense and repositioning and other charges, cost of goods sold was $8,331 and $8,956 million in the first six months of 2002 and 2001, respectively. The decrease in cost of goods sold of $625 million in the first six months of 2002 compared with the first six months of 2001 resulted primarily from substantially lower sales volume principally in our Aerospace reportable segment and the benefits of repositioning actions, mainly workforce reductions.

     Selling, general and administrative expenses of $1,277 and $1,605 million included repositioning and other charges of $4 and $86 million in the first six months of 2002 and 2001, respectively. Excluding these charges, selling, general and administrative expenses were $1,273 and $1,519 million in the first six months of 2002 and 2001, respectively. The decrease in selling, general and administrative expenses of $246 million in the first six months of 2002 compared with the first six months of 2001 resulted principally from the impact of workforce reductions and a decline in discretionary spending.

     Retirement benefit (pension and other post retirement) plans cost increased by $98 million in the first six months of 2002 compared with the first six months of 2001 due principally to the funding status of our pension plans. Future effects on operating results will principally depend on pension plan investment performance and other economic conditions.

     Loss on sale of non-strategic businesses of net $41 million in the first six months of 2002 represented the pretax loss on the dispositions of our PFC and Consumer Products businesses of $166 million partially offset by the pretax gain on the disposition of our BCVS business of $125 million.

     Equity in (income) loss of affiliated companies was income of $10 million in the first six months of 2002 compared with a loss of $188 million in the first six months of 2001. Equity in (income) loss of affiliated companies included repositioning and other charges of $13 and $173 million in the first six months of 2002 and 2001, respectively. Excluding these charges, equity in (income) loss of affiliated companies was income of $23 million in the first six months of 2002 compared with a loss of $15 million in the first six months of 2001. The increase of $38 million in equity income in the first six months of 2002 compared with the first six months of 2001 was due mainly to exiting a joint venture in our Aerospace reportable segment ($9 million), an improvement in earnings from joint ventures in our Specialty Materials and Automation and Control Solutions reportable segments ($13 million) and the accounting for the first quarter of 2002 operating results of our BCVS business using the equity method since control of the business was transferred to Knorr-Bremse AG in January 2002 ($6 million).

     Other (income) expense, $22 million of income in the first six months of 2002, compared with income of $18 million in the first six months of 2001. The first six months of 2001 included a net provision of $5 million consisting of a $6 million charge related to the redemption of our $200 million 5 3/4% dealer remarketable securities and a $1 million credit recognized upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Excluding this net provision, other (income) expense was $23 million of income in the first six months of 2001. The decrease of $1 million in other income in the first six months of 2002 compared with the first six months of 2001 was due mainly to a decrease in benefits from foreign exchange hedging ($15 million) partially offset by lower minority interests ($8 million) and higher interest income ($5 million).

     Interest and other financial charges of $175 million in the first six months of 2002 decreased by $39 million, or 18 percent compared with the first six months of 2001 due mainly to lower average debt outstanding and lower average interest rates in the current period.

     The effective tax rate of only .8 percent in the first six months of 2002 resulted from the impact of repositioning and other charges and the loss on the dispositions of our PFC and Consumer Products businesses. The businesses sold had a higher deductible tax basis than book basis which resulted in a tax benefit. The effective tax rate in the first six months of 2002 also included the impact of the gain on the disposition of our BCVS business. The tax benefit of $110 million in the first six months of 2001 was driven by the impact of repositioning and other charges. Excluding the impact of repositioning and other charges in both periods and the gain on the dispositions of our BCVS, PFC and Consumer Products businesses in the first six months of 2002, the effective tax rate was 26.5 percent in the first six months of 2002 compared with 29.5 percent in the first six months of 2001. The decrease in the effective tax rate in the first six months of 2002 related mainly to the absence of non-deductible goodwill amortization expense in the current six months.

     Net income of $835 million, or $1.02 per share, in the first six months of 2002 compared with net income of $91 million, or $0.11 per share, in the first six months of 2001. Adjusted for repositioning and other charges and the gain on the dispositions of our BCVS, PFC and Consumer Products businesses, net income in the first six months of 2002 was $15 million, or $0.02 per share, lower than reported. Adjusted for repositioning and other charges, net income in the first six months of 2001 was $774 million, or $0.95 per share, higher than reported. Net income in the first six months of 2002 decreased by 5 percent compared with the first six months of 2001 if both periods are adjusted to exclude the impact of repositioning and other charges and the gain on the dispositions of our BCVS, PFC and Consumer Products businesses. Assuming the provisions of SFAS No. 142 had been adopted on January 1, 2001, adjusted net income in the first six months of 2002 would have decreased by 15 percent compared with the first six months of 2001.

Review of Business Segments

                                                                           Six Months Ended June 30,
                                                       -------------------------------------------------------------------
                                                                 Net Sales                         Segment Profit
                                                       ------------------------------      -------------------------------
                                                          2002            2001                2002           2001(2)
                                                          ----            ----                ----           ----
Aerospace                                               $ 4,293         $ 4,943             $  671         $  955
Automation and Control Solutions                          3,367           3,529                427            374
Specialty Materials                                       1,628           1,788                 42             76
Transportation and Power Systems                          1,531           1,726                177            113
Corporate                                                    31              24                (71)           (85)
                                                        -------         -------             ------         ------
                                                        $10,850         $12,010              1,246          1,433
                                                        =======         =======             ------         ------
(Loss) on sale of non-
  strategic businesses - net                                                                   (41)            -
Equity in income (loss)
  of affiliated companies                                                                       23            (15)
Other income                                                                                    22             23
Interest and other
  financial charges                                                                           (175)          (214)
Repositioning and other
  charges (1)                                                                                 (233)        (1,246)
                                                                                            ------         ------
  Income (loss) before taxes                                                                $  842         $  (19)
                                                                                            ======         ======


         (1) Included cumulative effect adjustment of $1 million of income related to adoption of SFAS No. 133 in first quarter of 2001.

         (2) Segment profit in the first six months of 2001 included the pretax amortization of goodwill and indefinite-lived intangible assets of $102 million (Aerospace - $30 million, Automation and Control Solutions - $46 million, Specialty Materials - $16 million and Transportation and Power Systems - $10 million). Such amortization expense was excluded from segment profit for the first six months of 2002, in conformity with the provisions of SFAS No. 142.

         Aerospace sales of $4,293 million in the first six months of 2002 decreased by $650 million, or 13 percent compared with the first six months of 2001. This decrease resulted principally from a decline of 22 percent in sales by our commercial air transport segment. Sales to our commercial air transport aftermarket and OE customers declined by 18 and 29 percent, respectively, as the commercial aviation market continued to be adversely impacted by the terrorist attacks on September 11, 2001 and general weakness in the economy. Sales to our business and general aviation aftermarket customers decreased by 21 percent due mainly to a reduction in flying hours. Sales to our business and general aviation OE customers decreased by 29 percent reflecting a decline in deliveries of regional and business jet airplanes. This decrease was partially offset by higher sales in our defense and space segment, with OE sales up by 8 percent and aftermarket sales higher by 11 percent, resulting mainly from increased military spending.

         Aerospace segment profit of $671 million in the first six months of 2002 decreased by $284 million, or 30 percent compared with the first six months of 2001 due mainly to substantially lower sales of higher-margin commercial aftermarket products and services. This decrease was partially offset by lower costs primarily from workforce reductions and a decline in discretionary spending.

         Automation and Control Solutions sales of $3,367 million in the first six months of 2002 decreased by $162 million, or 5 percent compared with the first six months of 2001. Sales declined by 8 percent for our Control Products business and by 3 percent for our Industry Solutions business resulting from ongoing softness in industrial production and capital spending. Sales for our Service business also decreased by 5 percent due primarily to general weakness in the economy. Sales for our Security & Fire Solutions business were basically flat.

         Automation and Control Solutions segment profit of $427 million in the first six months of 2002 increased by $53 million, or 14 percent compared with the first six months of 2001. Excluding goodwill amortization expense in the first six months of 2001, segment profit in the first six months of 2002 increased by 2 percent compared with the first six months of 2001. This increase resulted principally from the benefits of repositioning actions, mainly workforce reductions, across all of the segment's businesses.

         Specialty Materials sales of $1,628 million in the first six months of 2002 decreased by $160 million, or 9 percent compared with the first six months of 2001 driven by a 45 percent decline in sales for our Advanced Circuits business due to weakness in the telecommunications industry and a 13 percent decrease in sales for our Performance Fibers business due mainly to weak demand. Sales for our Electronic Materials and Fluorines businesses also declined by 15 and 6 percent, respectively, generally due to lower demand and pricing pressures.

         Specialty Materials segment profit of $42 million in the first six months of 2002 decreased by $34 million, or 45 percent compared with the first six months of 2001 due primarily to lower sales in our Electronic Materials, Advanced Circuits, Performance Fibers and Fluorines businesses. This decrease was partially offset by lower costs resulting from plant shutdowns and workforce reductions.

         Transportation and Power Systems sales of $1,531 million in the first six months of 2002 decreased by $195 million, or 11 percent compared with the first six months of 2001. Excluding the effects of the disposition of our BCVS business, sales were basically flat.

         Transportation and Power Systems segment profit of $177 million in the first six months of 2002 increased by $64 million, or 57 percent compared with the first six months of 2001 due principally to the effects of cost-structure improvements, mainly workforce reductions, and other productivity actions across all businesses in the segment.

C. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total assets at June 30, 2002 were $24,785 million, an increase of $559 million, or 2 percent from December 31, 2001.

         We manage our businesses to maximize operating cash flows as the principal source of our liquidity. Cash provided by operating activities of $1,127 million during the first six months of 2002 increased by $350 million compared with the first six months of 2001. This increase was driven by an improvement in net income partially offset by higher spending for repositioning actions, mainly severance.

         In July 2002, we paid $220 million to Northrop Grumman (Northrop) representing the remaining amount due under the settlement agreement with Northrop in connection with the Litton legal action.

         Cash used for investing activities of $104 million during the first six months of 2002 decreased by $346 million compared with the first six months of 2001 due to the proceeds from the dispositions of our BCVS, PFC and Consumer Products businesses and lower acquisition spending. This decrease was also driven by lower capital spending reflecting our intention to limit capital spending at non-strategic businesses.

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

         Cash used for financing activities of $440 million during the first six months of 2002 increased by $147 million compared with the first six months of 2001 due mainly to higher dividend payments in the current period. The increase in dividend payments resulted from the deferral of the payment of the normal second quarter 2001 dividend until the third quarter 2001 due to the proposed merger with GE. Total debt of $5,104 million at June 30, 2002 was $166 million, or 3 percent lower than at December 31, 2001.

Repositioning and Other Charges

         A summary of repositioning and other charges follows:

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                          -----------------------------      --------------------------
                                                            2002           2001                2002             2001
                                                            ----           ----                ----             ----
Severance                                                   $ 32           $ 54                $ 73           $  313
Asset impairments                                             57             84                  68              108
Exit costs                                                    10             13                  23               27
Adjustments                                                  (31)           (28)                (43)             (28)
                                                            ----           ----                ----           ------
  Total net repositioning charge                              68            123                 121              420
                                                            ----           ----                ----           ------
Business impairment charges                                    -              -                  43                -
Customer claims and settlements
  of contract liabilities                                     29            140                  29              288
Probable and reasonably estimable
  legal and environmental claims                               -            162                   -              162
Write-offs principally related to
  asset impairments, including
  receivables and inventories                                 40            167                  40              217
Equity investment impairment
  charges                                                      -             17                   -              112
General Electric merger expenses                               -             42                   -               42
Debt extinguishment loss                                       -              -                   -                6
                                                            ----           ----                ----           ------
  Total other charges                                         69            528                 112              827
                                                            ----           ----                ----           ------
  Total net repositioning and other
    charges                                                 $137           $651                $233           $1,247
                                                            ====           ====                ====           ======

         In the second quarter of 2002, we recognized a repositioning charge of $99 million principally related to costs for the planned shutdown of two manufacturing plants and related workforce reductions in our Advanced Circuits business. The planned shutdown of these plants also included charges for asset impairments principally related to plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, and exit costs mainly related to lease termination losses negotiated or subject to reasonable estimation. The repositioning charge also included workforce reductions in our Automation and Control Solutions reportable segment and in our UOP process technology joint venture and costs associated with a shutdown of a product line in our Specialty Materials reportable segment. Severance costs were related to announced workforce reductions of approximately 1,300 manufacturing and administrative positions of which approximately 300 positions have been eliminated as of June 30, 2002. These repositioning actions are expected to be completed by March 31, 2003. Also, $31 million of previously established severance accruals were returned to income in the second quarter of 2002 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace and Automation and Control Solutions reportable segments.

         In the first quarter of 2002, we recognized a repositioning charge of $65 million for the costs of actions designed to reduce our cost structure and improve our future profitability. Severance costs were related to announced workforce reductions of approximately 1,100 manufacturing and administrative positions principally in our Automation and Control Solutions and Specialty Materials reportable segments of which approximately 700 positions have been eliminated as of June 30, 2002. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, mainly in our Specialty Materials reportable segment. Other exit costs principally consisted of lease termination losses negotiated or subject to reasonable estimation mainly related to closed facilities in our Automation and Control Solutions and Specialty Materials reportable segments. These repositioning actions are expected to be completed by December 31, 2002. Also, $12 million of previously established severance accruals were returned to income in the first quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Specialty Materials reportable segment.

         As disclosed in our 2001 Annual Report on Form 10-K, we recognized repositioning charges totaling $1,016 million in 2001 ($151 and $448 million were recognized in the three and six-month periods ended June 30, 2001, respectively). The components of the charges included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million. Severance costs were related to announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 17,200 positions have been eliminated as of June 30, 2002. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

         These repositioning actions are expected to generate incremental pretax savings of over $800 million in 2002 compared with 2001 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance and other exit costs necessary to execute these actions were $259 million in the first six months of 2002 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the repositioning actions will approximate $500 million in 2002 and will be funded mainly though operating cash flows.

         In the second quarter of 2002, we recognized other charges consisting of customer claims and settlements of contract liabilities of $29 million and $40 million of write-offs principally related to asset impairments, including receivables and inventories. The other charges related mainly to our Advanced Circuits business, bankruptcy of a customer in our Aerospace reportable segment, and customer claims in our Industry Solutions business.

         In the first quarter of 2002, we recognized charges of $43 million related to our Friction Materials business and a chemical manufacturing facility. In 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquirer of the business. As part of these discussions we continued to evaluate the business for possible impairment. As a result of this evaluation, we recognized an impairment charge of $27 million in the first quarter of 2002 related to the write-down of property, plant and equipment (classified as assets held for disposal in Other Current Assets). We also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

         In the second quarter of 2001, we recognized other charges consisting of $42 million of transaction expenses related to the proposed merger with General Electric, customer claims and settlements of contract liabilities of $140 million, probable and reasonably estimable legal and environmental claims of $162 million, and write-offs principally related to asset impairments, including receivables and inventories, of $167 million. We also recognized a charge of $17 million related to an other than temporary decline in value of an equity investment.

         In the first quarter of 2001, we recognized other charges consisting of customer claims and settlements of contract liabilities of $148 million and write-offs of customer receivables and inventories of $50 million. We also recognized charges of $95 million related to an other than temporary decline in the value of an equity investment and an equity investee's loss contract. We also redeemed our $200 million 5 3/4% dealer remarketable securities due 2011, resulting in a loss of $6 million.

         The following table summarizes the pretax impact of total net repositioning and other charges by reportable business segment:

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                          -----------------------------    -------------------------
                                                            2002            2001             2002            2001
                                                            ----            ----             ----            ----
Aerospace                                                   $  6            $ 72             $  6          $  152
Automation and Control Solutions                              22             195               61             468
Specialty Materials                                          107             126              132             210
Transportation and Power Systems                               2              33               30             127
Corporate                                                      -             225                4             290
                                                            ----            ----             ----          ------
                                                            $137            $651             $233          $1,247
                                                            ====            ====             ====          ======


D. OTHER MATTERS

Critical Accounting Policies

See Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2001 Annual Report on Form 10-K for a discussion of our Critical Accounting Policies. As disclosed in Note 23 of our 2001 Annual Report on Form 10-K, our net periodic pension income is calculated based upon a number of actuarial assumptions including a long-term assumed rate of return on plan assets of 10 percent. Since the year 2000, actual plan asset returns have been less than our assumed rate of return contributing to unrecognized losses of $1,118 million at December 31, 2001. These unrecognized losses will be recognized prospectively as a reduction of future pension income or an increase in future pension expense in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See our 2001 Annual Report on Form 10-K (Item 7A). At June 30, 2002, there has been no material change in this information.

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

         We believe that there is no factual or legal basis for the allegations in the Securities Law Complaints. Although it is not possible at this time to predict the result of these cases, we expect to prevail. However, an adverse outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

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

         ASBESTOS MATTERS - Like more than a thousand other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. Our involvement is limited because we did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, we made several products that contained small amounts of asbestos.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareowners of Honeywell held on July 29, 2002, the following matters set forth in our Proxy Statement dated June 14, 2002, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

         (1) The nominees listed below were elected directors for a three-year term ending at the 2005 Annual Meeting with the respective votes set forth opposite their names:

                                                    FOR               WITHHELD
                                                    ---               --------
               Marshall N. Carter               674,898,869          35,320,258

               David M. Cote                    682,498,344          27,720,782

               Robert P. Luciano                676,183,476          34,035,650

               John R. Stafford                 674,219,513          35,999,613

               Michael W. Wright                674,492,538          35,726,588

         (2) A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002 was approved, with 671,907,610 votes cast FOR, 30,005,857 votes cast AGAINST, and 8,305,659 abstentions;

         (3) A shareowner proposal regarding shareowner voting provisions was approved, with 380,353,851 votes cast FOR, 205,978,451 votes cast AGAINST, 12,180,574 abstentions and 111,706,252 broker non-votes;

         (4) A shareowner proposal regarding shareowner rights plans was approved, with 371,617,318 votes cast FOR, 206,781,546 votes cast AGAINST, 20,103,553 abstentions and 111,716,711 broker non-votes;

         (5) A shareowner proposal regarding the limiting of auditors to auditing only was not approved, with 260,729,399 votes cast FOR, 313,871,708 votes cast AGAINST, 23,919,766 abstentions and 111,698,255 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See the Exhibit Index on page 34 of this Form 10-Q Quarterly Report.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30, 2002.

               1. On May 14, 2002, a report was filed reporting the appointment of American Stock Transfer & Trust Company as our sole Transfer Agent, Registrar and Dividend Reinvestment Agent.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Honeywell International Inc.

Date: August 7, 2002                        By: /s/ John J. Tus
                                               --------------------------------
                                                John J. Tus
                                                Vice President and Controller
                                                (on behalf of the Registrant
                                                and as the Registrant's
                                                Principal Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit Number                         Description
         2                          Omitted (Inapplicable)

         3                          Omitted (Inapplicable)

         4                          Omitted (Inapplicable)

         10                         Omitted (Inapplicable)

         11                         Computation of Per Share Earnings*

         12                         Computation of Ratio of Earnings to Fixed
                                    Charges (filed herewith)

         15                         Independent Accountants' Acknowledgment
                                    Letter as to the incorporation of their
                                    report relating to unaudited interim
                                    financial statements (filed herewith)

         18                         Omitted (Inapplicable)

         19                         Omitted (Inapplicable)

         22                         Omitted (Inapplicable)

         23                         Omitted (Inapplicable)

         24                         Omitted (Inapplicable)

         99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

         99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


----------
         * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share", is provided in Note 7 to the condensed consolidated financial statements in this report.