Form 10-Q
period 2002-09-30
HONEYWELL INTERNATIONAL INC
filed 2002-11-13
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974

                          Honeywell International Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                         22-2640650
             ----------------------                        ------------------------
      (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                          Identification No.)

            101 Columbia Road
              P.O. Box 4000
          Morristown, New Jersey                           07962-2497
--------------------------------------------        ---------------------
  (Address of principal executive offices)                (Zip Code)


                                 (973)455-2000
         ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES     X                                 NO
                        ----                                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
Class of Common Stock                                   September 30, 2002
---------------------                                 ------------------------
    $1 par value                                        821,050,798 shares

                          Honeywell International Inc.

                                      Index

                                                                                                     Page No.
                                                                                                     --------
Part I.  -       Financial Information
                 ---------------------

         Item 1. Financial Statements:

                 Consolidated Balance Sheet -
                   September 30, 2002 and December 31, 2001                                           3

                 Consolidated Statement of Income -
                   Three and Nine Months Ended September 30, 2002
                   and 2001                                                                           4

                 Consolidated Statement of Cash Flows -
                   Nine Months Ended September 30, 2002 and 2001                                      5

                 Notes to Financial Statements                                                        6

                 Report of Independent Accountants                                                   16

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               17

         Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                                                       29

         Item 4. Controls and Procedures                                                             30


Part II. -       Other Information
                 -----------------

         Item 1. Legal Proceedings                                                                   30

         Item 6. Exhibits and Reports on Form 8-K                                                    33


Signatures                                                                                           34

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                             35

--------------------

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                            September 30,            December 31,
                                                                                2002                     2001
                                                                              --------               ------------
                                                                                    (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 2,002                 $ 1,393
  Accounts and notes receivable                                                    3,476                   3,620
  Inventories                                                                      3,132                   3,355
  Other current assets                                                             1,366                   1,526
                                                                                 -------                 -------
   Total current assets                                                            9,976                   9,894

Investments and long-term receivables                                                610                     466
Property, plant and equipment - net                                                4,689                   4,933
Goodwill - net                                                                     5,453                   5,441
Other intangible assets - net                                                        947                     915
Other assets                                                                       2,872                   2,577
                                                                                 -------                 -------
   Total assets                                                                  $24,547                 $24,226
                                                                                 =======                 =======
LIABILITIES
Current liabilities:
  Accounts payable                                                               $ 1,786                 $ 1,862
  Short-term borrowings                                                               59                     120
  Commercial paper                                                                     -                       3
  Current maturities of long-term debt                                               121                     416
  Accrued liabilities                                                              3,400                   3,819
                                                                                 -------                 -------
   Total current liabilities                                                       5,366                   6,220
Long-term debt                                                                     4,708                   4,731
Deferred income taxes                                                                914                     875
Postretirement benefit obligations
  other than pensions                                                              1,821                   1,845
Other liabilities                                                                  1,366                   1,385

SHAREOWNERS' EQUITY

Capital - common stock issued                                                        958                     958
        - additional paid-in capital                                               3,168                   3,015
Common stock held in treasury, at cost                                            (4,210)                 (4,252)
Accumulated other nonowner changes                                                  (615)                   (835)
Retained earnings                                                                 11,071                  10,284
                                                                                 -------                 -------
   Total shareowners' equity                                                      10,372                   9,170
                                                                                 -------                 -------

   Total liabilities and shareowners' equity                                     $24,547                 $24,226
                                                                                 =======                 =======


The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                                      --------------                   --------------
                                                                  2002           2001           2002               2001
                                                                  ----           ----           ----               ----
                                                                                      (Dollars in millions,
                                                                                    except per share amounts)
Net sales                                                       $5,569          $5,789        $16,419            $17,799
                                                                ------          ------        -------            -------
Costs, expenses and other
  Cost of goods sold                                             4,236           5,368         12,783             15,408
  Selling, general and administrative
    expenses                                                       698             803          1,975              2,408
  Loss on sale of non-strategic
    businesses - net                                                 -               -             41                  -
  Equity in (income) loss of affiliated
    companies                                                       (7)             17            (17)               205
  Other (income) expense                                            (4)              -            (26)               (18)
  Interest and other financial charges                              86              99            261                313
                                                                ------          ------        -------            -------
                                                                 5,009           6,287         15,017             18,316
                                                                ------          ------        -------            -------

Income (loss) before taxes                                         560            (498)         1,402               (517)
Tax expense (benefit)                                              148            (190)           155               (300)
                                                                ------          ------        -------            -------
Net income (loss)                                               $  412          $ (308)       $ 1,247            $  (217)
                                                                ======          =======       =======            ========

Earnings (loss) per share of common
  stock - basic                                                 $ 0.50          $(0.38)       $  1.52            $ (0.27)
                                                                ======          =======       =======            ========

Earnings (loss) per share of common
  stock - assuming dilution                                     $ 0.50          $(0.38)       $  1.52            $ (0.27)
                                                                ======          =======       =======            ========

Cash dividends per share of
  common stock                                                  $.1875          $.1875        $ .5625            $ .5625
                                                                ======          ======        =======            =======














    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            ---------------------
                                                              2002        2001
                                                              ----        ----
                                                            (Dollars in millions)
Cash flows from operating activities:
  Net income (loss)                                          $ 1,247    $  (217)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Loss on sale of non-strategic businesses - net                41       --
    Repositioning and other charges                              233      2,255
    Depreciation                                                 510        546
    Goodwill and indefinite-lived intangible assets
     amortization                                               --          153
    Undistributed earnings of equity affiliates                  (30)        11
    Deferred income taxes                                        131       (565)
    Net taxes paid on sales of businesses                       --          (12)
    Litton settlement payment net of tax refund                 (162)      --
    Other                                                       (411)      (433)
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts and notes receivable                             104        525
       Inventories                                               120       (132)
       Other current assets                                        6         13
       Accounts payable                                          (17)      (264)
       Accrued liabilities                                      (146)      (523)
                                                             -------    -------
Net cash provided by operating activities                      1,626      1,357
                                                             -------    -------
Cash flows from investing activities:
 Expenditures for property, plant and equipment                 (444)      (612)
 Proceeds from disposals of property, plant and
   equipment                                                      22         45
 Decrease in investments                                          91       --
 Cash paid for acquisitions                                      (32)      (113)
 Proceeds from sales of businesses                               183       --
 Decrease in short-term investments                                7       --
                                                             -------    -------
Net cash (used for) investing activities                        (173)      (680)
                                                             -------    -------
Cash flows from financing activities:
 Net (decrease) in commercial paper                               (3)        (3)
 Net increase (decrease) in short-term borrowings                (36)       271
 Proceeds from issuance of common stock                           37         71
 Payments of long-term debt                                     (382)      (401)
 Repurchases of common stock                                    --          (30)
 Cash dividends on common stock                                 (460)      (457)
                                                             -------    -------
Net cash (used for) financing activities                        (844)      (549)
                                                             -------    -------

Net increase in cash and cash equivalents                        609        128
Cash and cash equivalents at beginning of year                 1,393      1,196
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 2,002    $ 1,324
                                                             =======    =======




     The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three- and nine-month periods ended September 30, 2002 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2002.

         The financial information as of September 30, 2002 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2001.

NOTE 2.  Accounts and notes receivable consist of the following:

                                                              September 30,            December 31,
                                                                  2002                     2001
                                                                --------               ------------
          Trade                                                   $3,120                  $3,168
          Other                                                      505                     580
                                                                  ------                  ------
                                                                   3,625                   3,748
          Less - Allowance for doubtful
                 accounts                                           (149)                   (128)
                                                                  ------                  ------

                                                                  $3,476                  $3,620
                                                                  ======                  ======

NOTE 3. Inventories consist of the following:

                                                              September 30,           December 31,
                                                                  2002                    2001
                                                                --------                 -------
          Raw materials                                           $  971                  $1,024
          Work in process                                            911                     869
          Finished products                                        1,404                   1,603
                                                                  ------                  ------
                                                                   3,286                   3,496
          Less - Progress payments                                   (29)                    (25)
                 Reduction to LIFO cost basis                       (125)                   (116)
                                                                  ------                  ------
                                                                  $3,132                  $3,355
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

         In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:


                                             Three Months         Nine Months            Year Ended December 31,
                                                 Ended               Ended               -----------------------
                                          September 30, 2001   September 30, 2001     2001         2000        1999
                                          ------------------   ------------------    ------       ------      -----
Net Income
----------
Reported net income (loss)                   $(308)               $(217)            $ (99)       $1,659      $1,541
Amortization adjustment                         49                  147               196           197         147
                                             -------              -------          ------        ------      ------
Adjusted net income (loss)                   $(259)               $ (70)           $   97        $1,856      $1,688
                                             =======              =======          ======        ======      ======
Earnings per share of
  common stock - basic
----------------------
Reported earnings (loss)
  per share - basic                          $(0.38)              $(0.27)          $(0.12)       $2.07       $ 1.95
Amortization adjustment                        0.06                 0.18             0.24         0.25         0.19
                                             -------              -------          ------        -----       ------
Adjusted earnings (loss)
  per share - basic                          $(0.32)              $(0.09)          $ 0.12        $2.32       $ 2.14
                                             =======              =======          ======        =====       ======
Earnings per share of common
  stock - assuming dilution
---------------------------
Reported earnings (loss) per
  share - assuming dilution                  $(0.38)              $(0.27)          $(0.12)       $2.05       $ 1.90
Amortization adjustment                        0.06                 0.18             0.24         0.24         0.18
                                             -------              -------          ------        -----       ------
Adjusted earnings (loss) per
  share - assuming dilution                  $(0.32)              $(0.09)          $ 0.12        $2.29       $ 2.08
                                             =======              =======          ======        =====       ======


         Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 by reportable segment are as follows:

                                                                                   Currency
                                                       Acquisitions/              Translation
                                  Dec. 31, 2001        (Divestitures)             Adjustment      Sept. 30, 2002
                                 --------------        ---------------           ------------     --------------
Aerospace                               $1,595             $ 13                   $     2               $1,610
Automation and
  Control Solutions                      2,461               (5)                       13                2,469
Specialty Materials                        861              (20)                        8                  849
Transportation and
  Power Systems                            524                 -                        1                  525
                                        ------             -----                  -------               ------
                                        $5,441             $(12)                  $    24               $5,453
                                        ======             =====                  =======               ======

         Amortizable intangible assets at September 30, 2002 and December 31, 2001 consist of investments in long-term contracts and customer relationships of $652 and $607 million, respectively, and patents, technology and other finite-lived intangible assets of $258 and $271 million, respectively. Intangible assets amortization expense was $43 million for the nine months ended September 30, 2002. Estimated intangible assets amortization expense for the full year 2002 and for each of the five succeeding years approximates $60 million. Intangible assets with indefinite lives consist of a trademark with a carrying value of $37 million.

NOTE 5. Total nonowner changes in shareowners' equity consist of the following:

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                       -----------------------------    ------------------------
                                                           2002        2001              2002          2001
                                                           ----        ----              ----          ----
Net income (loss)                                        $412         $(308)            $1,247         $(217)
Foreign exchange translation adjustments                  (19)          138                227             5
Change in fair value of effective
  cash flow hedges                                         12             2                 (7)           (2)
                                                         ----          ----             ------          ----
                                                         $405         $(168)            $1,467         $(214)
                                                         ====         =====             ======         =====


NOTE 6.  Segment financial data follows:

                                                     Three Months Ended                        Nine Months Ended
                                                       September 30,                              September 30,
                                                    -----------------------           --------------------------------
                                                       2002          2001(2)              2002              2001(2)
                                                       ----          ----                 ----              ----
Net sales
---------
Aerospace                                            $2,206         $2,372             $ 6,499           $ 7,315
Automation and Control Solutions                      1,727          1,780               5,094             5,309
Specialty Materials                                     797            775               2,425             2,563
Transportation and Power Systems                        818            851               2,349             2,577
Corporate                                                21             11                  52                35
                                                     ------         ------             -------           -------
                                                     $5,569         $5,789             $16,419           $17,799
                                                     ======         ======             =======           =======


Segment profit
--------------
Aerospace                                              $338         $  393              $1,009            $1,348
Automation and Control Solutions                        233            192                 660               566
Specialty Materials                                      10            (19)                 52                57
Transportation and Power Systems                         92             65                 269               178
Corporate                                               (38)           (32)               (109)             (117)
                                                       ----           ----               -----             -----
                                                        635            599               1,881             2,032
                                                       ----           ----               -----             -----
(Loss) on sale of non-
  strategic businesses - net                             -              -                  (41)               -
Equity in income (loss)
  of affiliated companies                                 7             10                  30                (5)
Other income                                              4             -                   26                23
Interest and other
  financial charges                                     (86)           (99)               (261)             (313)
Repositioning and other
  charges (1)                                            -          (1,008)               (233)           (2,254)
                                                       ----         ------             -------            ------
  Income (loss) before taxes                           $560         $ (498)            $ 1,402            $ (517)
                                                       ====         ======             =======            ======


         (1) Included cumulative effect adjustment of $1 million of income related to adoption of SFAS No. 133 in first quarter of 2001.

         (2) Segment profit included the pretax amortization of goodwill and indefinite-lived intangible assets of $51 and $153 million, for the three and nine months of 2001, respectively (Aerospace - $15 and $45 million, Automation and Control Solutions - $23 and $69 million, Specialty Materials - $8 and $24 million and Transportation and Power Systems - $5 and $15 million). Such amortization expense was excluded from segment profit for the three and nine months of 2002, in conformity with the provisions of SFAS No. 142.

NOTE 7. The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 2002 and 2001 follow:

                                                           Three Months                               Nine Months
                                               -------------------------------------     --------------------------------------
                                                                            Per                                        Per
                                                             Average       Share                       Average        Share
                                                 Income      Shares       Amount           Income       Shares       Amount
                                                 ------      ------       ------           ------       ------       ------
2002
----
Earnings per share of
  common stock - basic                            $412        821.1        $0.50           $1,247       819.2         $1.52
Dilutive securities issuable
  in connection with stock
  plans                                                         2.2                                       2.8
                                                 -----        -----         ----            -----       -----         -----
Earnings per share of
  common  stock - assuming
  dilution                                        $412        823.3        $0.50           $1,247       822.0         $1.52
                                                  ====        =====        =====           ======       =====         =====
2001
----
Earnings (loss) per share of
  common stock - basic                           $(308)       813.3       $(0.38)          $(217)       811.4        $(0.27)
Dilutive securities issuable
  in connection with stock
  plans                                                         -                                         -
                                                 -----        -----         ----            -----       -----         -----
Earnings (loss) per share of
  common  stock - assuming
  dilution                                       $(308)       813.3       $(0.38)           $(217)       811.4       $(0.27)
                                                 =====        =====       ======            =====        =====       ======


         The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 2002, the number of stock options not included in the computations were 44.1 and 42.0 million, respectively. For the three- and nine-month periods ended September 30, 2001, the number of stock options not included in the computations were 40.8 and 16.9 million, respectively. These stock options were outstanding at the end of each of the respective periods. In addition, as a result of the net loss for the three and nine months ended September 30, 2001, approximately 3.1 and 4.9 million, respectively, of dilutive securities issuable in connection with stock plans have been excluded from the calculation of diluted loss per share because their effect would reduce the loss per share.

NOTE 8. A summary of repositioning and other charges follows:

                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                      ----------------------------       -------------------------------
                                                          2002           2001                2002             2001
                                                          ----           ----                ----             ----
Severance                                                 $ -          $  414                $ 73           $  727
Asset impairments                                           -              86                  68              194
Exit costs                                                  -              68                  23               95
Adjustments                                                 -             (31)                (43)             (59)
                                                          ---            ----                ----           ------
  Total net repositioning charge                            -             537                 121              957
                                                          ---            ----                ----           ------
Business impairment charges                                 -             145                  43              145
Customer claims and settlements
  of contract liabilities                                   -              39                  29              327
Probable and reasonably estimable
  legal and environmental claims                            -             181                   -              343
Write-offs principally related to
  asset impairments, including
  receivables and inventories                               -             106                  40              323
Equity investment impairment
  charges                                                   -               -                   -              112
General Electric merger expenses                            -               -                   -               42
Debt extinguishment loss                                    -               -                   -                6
                                                          ---            ----                ----           ------
  Total other charges                                       -             471                 112            1,298
                                                          ---            ----                ----           ------
  Total net repositioning and other
    charges                                               $-           $1,008                $233           $2,255
                                                          ==           ======                ====           ======

         In the second quarter of 2002, we recognized a repositioning charge of $99 million principally related to costs for the planned shutdown of two manufacturing plants and related workforce reductions in our Advanced Circuits business. The planned shutdown of these plants also included charges for asset impairments principally related to plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, and exit costs mainly related to incremental costs to exit facilities, including lease termination losses negotiated or subject to reasonable estimation. The repositioning charge also included workforce reductions in our Automation and Control Solutions reportable segment and in our UOP process technology joint venture and costs associated with a shutdown of a product line in our Specialty Materials reportable segment. Severance costs were related to announced workforce reductions of approximately 1,300 manufacturing and administrative positions of which approximately 550 positions have been eliminated as of September 30, 2002. These repositioning actions are expected to be completed by March 31, 2003. Also, $31 million of previously established severance accruals were returned to income in the second quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace and Automation and Control Solutions reportable segments.

         In the first quarter of 2002, we recognized a repositioning charge of $65 million for the costs of actions designed to reduce our cost structure and improve our future profitability. Severance costs were related to announced workforce reductions of approximately 1,100 manufacturing and administrative positions principally in our Automation and Control Solutions and Specialty Materials reportable segments of which approximately 1,000 positions have been eliminated as of September 30, 2002. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, mainly in our Specialty Materials reportable segment. Other exit costs principally consisted of lease termination losses negotiated or subject to reasonable estimation mainly related to closed facilities in our Automation and Control Solutions and Specialty Materials reportable segments. These repositioning actions are expected to be completed by December 31, 2002. Also, $12 million of previously established severance accruals were returned to income in the first quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Specialty Materials reportable segment.

         As disclosed in our 2001 Annual Report on Form 10-K, we recognized repositioning charges totaling $1,016 million in 2001 ($568 and $1,016 million were recognized in the three- and nine-month periods ended September 30, 2001, respectively). The components of the charges included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million. Severance costs were related to announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 17,300 positions have been eliminated as of September 30, 2002. These actions are expected to be substantially completed by December 31, 2002. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

         The following table summarizes the status of our total repositioning costs:

                                                 Severance          Asset          Exit
                                                   Costs         Impairments       Costs             Total
                                                 ----------      -----------    -----------          -----
    Balance at December 31, 2001                    $484           $  -             $113             $ 597
    2002 charges                                      73              68              23               164
    2002 usage                                      (280)            (68)            (73)             (421)
    Adjustments                                      (43)              -              -                (43)
                                                    ----            ----            ----             -----
    Balance at September 30, 2002                   $234            $  -            $ 63             $ 297
                                                    ====            ====            ====             =====

         In the second quarter of 2002, we recognized other charges consisting of customer claims and settlements of contract liabilities of $29 million and write-offs principally related to asset impairments, including receivables and inventories, of $40 million. The other charges related mainly to our Advanced Circuits business, bankruptcy of a customer in our Aerospace reportable segment, and customer claims in our Industry Solutions business.

        In the first quarter of 2002, we recognized charges of $43 million related to our Friction Materials business and a chemical manufacturing facility. In the third quarter of 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquirer of the business. As part of these discussions we continued to evaluate the business for possible impairment. As a result of this evaluation, we recognized an impairment charge of $27 million in the first quarter of 2002 related to the write-down of property, plant and equipment (classified as assets held for disposal in Other Current Assets). We also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

         In the third quarter of 2001, we recognized other charges consisting of probable and reasonably estimable legal and environmental claims of $181 million, write-offs principally related to asset impairments, including receivables and inventories, of $106 million and loss contracts of $39 million. Our Friction

Materials business was designated as held for disposal, and we recognized an impairment charge of $145 million related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets to their fair value less costs to sell.

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

         The following table summarizes the pretax impact of total net repositioning and other charges by reportable business segment:

                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                          -----------------------------    -----------------------------
                                                            2002            2001             2002            2001
                                                            ----            ----             ----            ----
Aerospace                                                   $  -          $  203             $  6          $  355
Automation and Control Solutions                               -             317               61             785
Specialty Materials                                            -              32              132             242
Transportation and Power Systems                               -             240               30             367
Corporate                                                      -             216                4             506
                                                            -----         ------             ----          ------
                                                            $  -          $1,008             $233          $2,255
                                                            =====         ======             ====          ======

         The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                          -------------------------       --------------------------
                                                            2002            2001             2002            2001
                                                            ----            ----             ----            ----
Cost of goods sold                                          $  -          $  916             $216          $1,898
Selling, general and
 administrative expenses                                       -              65                4             151
Equity in (income) loss of
 affiliated companies                                          -              27               13             200
Other (income) expense                                         -               -                -               6
                                                            -----         ------             ----          ------
                                                            $  -          $1,008             $233          $2,255
                                                            =====         ======             ====          ======


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

NOTE 10. In October 2002, we purchased Invensys Sensor Systems (ISS), a unit of Invensys plc, for approximately $415 million in cash. ISS is a global supplier of sensors and controls used in the medical, office automation, aerospace, HVAC, automotive, off-road vehicle and consumer appliance industries. ISS will become part of our Control Products business in our Automation and Control Solutions reportable segment and is expected to strengthen our product offerings in the high-growth medical and automotive-on-board segments.

NOTE 11. SHAREOWNER LITIGATION - Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The purported class period for which damages are sought is December 20, 1999 to June 19, 2000. On January 15, 2002, the District Court dismissed the consolidated complaint against four of Honeywell's current and former officers.

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

         With respect to environmental matters involving site contamination, we continually conduct studies, individually at our owned sites, and jointly as a member of industry groups at non-owned sites, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when environmental assessments are made or remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. With respect to site contamination, the timing of these accruals is generally no later than the completion of feasibility studies. We expect that we will be able to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

         Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations. However, considering our past experience and existing reserves, we do not expect that these matters will have a material adverse effect on our consolidated financial position.

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

         Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a limited group of potential claimants consisting largely of professional brake mechanics. From 1981 through September 30, 2002, we have resolved approximately 56,000 Bendix claims at an average cost per claim of approximately one thousand two hundred dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. There are currently approximately 50,000 claims pending and we have no reason to believe that the historic rate of dismissal will change. We have $2 billion of insurance remaining, which we expect to cover the vast majority of claims. Although it is impossible to predict the outcome of pending or future claims, in light of our potential exposure, our prior experience in resolving these claims, and our insurance coverage, we do not believe that the Bendix asbestos-related claims will have a material adverse effect on our consolidated results of operations or financial position.

         Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

         When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO has resolved approximately 176,000 claims through January 4, 2002 at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. There are approximately 116,000 claims currently pending against NARCO, including approximately 7 percent in which Honeywell is also named as a defendant. During the past 18 years, Honeywell and our insurers have contributed to the cost of the NARCO defense. We have approximately $2 billion of insurance remaining that can be specifically allocated to NARCO-related liability.

         On January 4, 2002, NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended eight times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

         We are involved in ongoing negotiations with counsel representing more than 75% of the NARCO-related asbestos claimants regarding settlement of all pending and potential NARCO-related asbestos claims against Honeywell. We believe that, as part of the NARCO plan of reorganization, a trust will be established for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO products to be made against the federally-supervised trust. As part of its ongoing settlement negotiations, Honeywell is seeking to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Although there is no assurance that ongoing settlement negotiations will be successfully completed or that a plan of reorganization will be proposed or confirmed, the cost of securing a settlement which would resolve all future, as well as all pending, NARCO-related asbestos claims could exceed the value of our existing insurance and reserves plus the existing NARCO assets. While any such settlement could have a material adverse impact on our consolidated operating results or operating cash flows in the periods recognized or paid, we do not believe that it would have a material adverse impact on our consolidated financial position.

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2002, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

 PricewaterhouseCoopers LLP
 Florham Park, NJ
 November 13, 2002

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ---------------------------------------------

A.   RESULTS OF OPERATIONS - THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001
     ---------------------------------------------------------------------------

     Net sales in the third quarter of 2002 were $5,569 million, a decrease of $220 million, or 4 percent compared with the third quarter of 2001. The decrease in sales is attributable to the following:

                  Acquisitions                           - %
                  Divestitures                          (3)
                  Price                                 (2)
                  Volume                                 -
                  Foreign exchange                       1
                                                        --
                                                        (4)%
                                                        ===

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold was $4,236 million in the third quarter of 2002 compared with $5,368 million in the third quarter of 2001. Cost of goods sold in the third quarter of 2001 included $916 million of net repositioning and other charges and $51 million of amortization of goodwill and indefinite-lived intangible assets. Such amortization expense was excluded from cost of goods sold in the third quarter of 2002 in conformity with SFAS No. 142, which we adopted effective January 1, 2002. Excluding such amortization expense and net repositioning and other charges, cost of goods sold was $4,401 million in the third quarter of 2001. The decrease in cost of goods sold of $165 million in the third quarter of 2002 compared with the third quarter of 2001 resulted primarily from the benefits of repositioning actions, mainly workforce reductions.

     Selling, general and administrative expenses were $698 million in the third quarter of 2002 compared with $803 million in the third quarter of 2001. Selling, general and administrative expenses in the third quarter of 2001 included net repositioning and other charges of $65 million. Excluding these charges, selling, general and administrative expenses were $738 million in the third quarter of 2001. The decrease in selling, general and administrative expenses of $40 million in the third quarter of 2002 compared with the third quarter of 2001 resulted principally from the impact of workforce reductions and a decline in discretionary spending.

     Retirement benefit (pension and other post retirement) plans cost increased by $25 million in the third quarter of 2002 compared with the third quarter of 2001 due principally to the funding status of our U.S. defined benefit pension plans (pension plans). Future effects on operating results will principally depend on pension plan investment performance and other economic conditions. See Critical Accounting Policies section of this Form 10-Q for a further discussion of our pension plans.

     Equity in (income) loss of affiliated companies was income of $7 million in the third quarter of 2002 compared with a loss of $17 million in the third quarter of 2001. Equity in (income) loss of affiliated companies included repositioning charges of $27 million in the third quarter of 2001. Excluding these charges, equity in (income) loss of affiliated companies was income of $10 million in the third quarter of 2001. The decrease of $3 million in equity income in the third quarter of 2002 compared with the third quarter of 2001 was due mainly to lower earnings from our UOP process technology joint venture.

     Other (income) expense, $4 million of income in the third quarter of 2002, compared with no income in the third quarter of 2001. The increase of $4 million in other income in the third quarter of 2002 compared with the third quarter of 2001 was due mainly to income from the partial settlement of a patent infringement lawsuit with an automotive supplier ($12 million), higher interest income ($5 million) and lower minority interests ($3 million) partially offset by a decrease in benefits from foreign exchange hedging resulting from the weakness in the U.S. dollar ($18 million).

     Interest and other financial charges of $86 million in the third quarter of 2002 decreased by $13 million, or 13 percent compared with the third quarter of 2001 due mainly to lower average debt outstanding and lower average interest rates in the current period.

     The effective tax rate was 26.5 percent in the third quarter of 2002. Excluding the impact of net repositioning and other charges, the effective tax rate was 29.5 percent in the third quarter of 2001. The decrease in the effective tax rate in the third quarter of 2002 compared with the third quarter of 2001 related mainly to the absence of non-deductible goodwill amortization expense in the current quarter.

     Net income of $412 million, or $0.50 per share, in the third quarter of 2002 compared with a net loss of ($308) million, or ($0.38) per share, in the third quarter of 2001. Excluding net repositioning and other charges, net income in the third quarter of 2001 was $668 million, or $0.82 per share, higher than reported. Net income in the third quarter of 2002 increased by 14 percent compared with the third quarter of 2001 if the third quarter of 2001 is adjusted to exclude the impact of net repositioning and other charges. Assuming the provisions of SFAS No. 142 had been adopted on January 1, 2001, net income in the third quarter of 2002 would have increased by 1 percent compared with adjusted net income in the third quarter of 2001.

Review of Business Segments
---------------------------

                                                                       Three Months Ended September 30,
                                                    ------------------------------------------------------------------------
                                                              Net Sales                           Segment Profit
                                                    ------------------------------     -------------------------------------
                                                       2002           2001                2002              2001 (1)
                                                       ----           ----                ----              ----
Aerospace                                            $2,206         $2,372                $338            $  393
Automation and Control Solutions                      1,727          1,780                 233               192
Specialty Materials                                     797            775                  10               (19)
Transportation and Power Systems                        818            851                  92                65
Corporate                                                21             11                 (38)              (32)
                                                     ------         ------                 ---              ----
                                                     $5,569         $5,789                 635               599
                                                     =======        ======                 ---              ----
Equity in income (loss)
  of affiliated companies                                                                    7                10
Other income                                                                                 4                -
Interest and other
  financial charges                                                                        (86)              (99)
Repositioning and other
  charges                                                                                    -            (1,008)
                                                                                          ----             ------
  Income (loss) before taxes                                                              $560            $ (498)
                                                                                          ====            =======


         (1) Segment profit in the third quarter of 2001 included the pretax amortization of goodwill and indefinite-lived intangible assets of $51 million (Aerospace - $15 million, Automation and Control Solutions - $23 million, Specialty Materials - $8 million and Transportation and Power Systems - $5 million). Such amortization expense was excluded from segment profit for the third quarter of 2002, in conformity with the provisions of SFAS No. 142.

         Aerospace sales of $2,206 million in the third quarter of 2002 decreased by $166 million, or 7 percent compared with the third quarter of 2001. This decrease resulted mainly from a decline of 23 percent in sales by our commercial air transport segment due primarily to continued general weakness in the economy and the financial difficulties being encountered by the airline industry. Sales to our commercial air transport aftermarket customers declined by 9 percent due to reduced flying hours by the airlines and the airlines' attempt to preserve cash by limiting discretionary spending and reducing capacity. Sales to our air transport original equipment (OE) customers declined by 45 percent reflecting dramatically lower projected deliveries by our OE customers (primarily Boeing and Airbus). Sales to our business and general aviation OE customers decreased by 19 percent reflecting a decline in deliveries of regional and business jet airplanes. This decrease was partially offset by higher sales in our defense and space segment, with OE sales up by 12 percent and aftermarket sales higher by 16 percent, resulting principally from increased military activity and growth in precision guidance and spare parts. Also, sales to our business and general aviation aftermarket customers increased by 15 percent largely due to increases in engines maintenance because of higher flying hours by fractional jets.

         Aerospace segment profit of $338 million in the third quarter of 2002 decreased by $55 million, or 14 percent compared with the third quarter of 2001 due mainly to substantially lower sales of higher-margin commercial aftermarket products such as avionics upgrades and spare parts and contract losses. This decrease was partially offset by lower costs primarily from workforce reductions and a decline in discretionary spending.

         Automation and Control Solutions sales of $1,727 million in the third quarter of 2002 decreased by $53 million, or 3 percent compared with the third quarter of 2001. Excluding the effects of foreign exchange and the disposition of our Consumer Products business, sales decreased by 1 percent. Sales declined by 5 percent for our Industry Solutions business due to ongoing softness in industrial production and capital spending. Excluding the effect of foreign exchange, sales for our Service business also decreased by 2 percent due primarily to general weakness in the economy. Excluding the effects of foreign exchange and the disposition of our Consumer Products business, sales for our Control Products business were flat. Sales for our Security & Fire Solutions business increased by 2 percent due mainly to increased demand for security-related products.

         Automation and Control Solutions segment profit of $233 million in the third quarter of 2002 increased by $41 million, or 21 percent compared with the third quarter of 2001. Excluding goodwill amortization expense in the third quarter of 2001, segment profit in the third quarter of 2002 increased by 8 percent compared with the third quarter of 2001. All of the segment's businesses had higher segment profit as the benefits of repositioning and other cost productivity actions more than offset the impact of higher raw material costs, pricing pressures and lower sales volume.

         Specialty Materials sales of $797 million in the third quarter of 2002 increased by $22 million, or 3 percent compared with the third quarter of 2001. This increase was due mainly to higher sales for our Electronic Materials, Nylon System and Specialty Chemicals businesses of 52, 11 and 7 percent, respectively, due mainly to increased demand. This increase was partially offset by a 40 percent decline in sales for our Advanced Circuits business due to continued weakness in the telecommunications industry and pricing pressures mainly in our Nylon System business.

         Specialty Materials segment profit of $10 million in the third quarter of 2002 compared with a segment loss of ($19) million in the third quarter of 2001. This increase of $29 million in segment profit was primarily due to lower costs resulting from plant shutdowns and workforce reductions and increased sales volume in our Electronic Materials and Nylon System businesses, partially offset by the effect of pricing pressures, mainly in our Nylon System business.

         Transportation and Power Systems sales of $818 million in the third quarter of 2002 decreased by $33 million, or 4 percent compared with the third quarter of 2001. Excluding the effects of foreign exchange and the disposition of our BCVS business, sales increased by 4 percent. This increase was due mainly to a 13 percent increase in sales for our Garrett Engine Boosting Systems business, or 7 percent excluding the impact of foreign exchange, due to higher build rates for medium and heavy-duty vehicles in Asia and North America. Sales for our Friction Materials and Consumer Products businesses also increased by 6 and 3 percent, respectively, due to higher demand.

         Transportation and Power Systems segment profit of $92 million in the third quarter of 2002 increased by $27 million, or 42 percent compared with the third quarter of 2001 due primarily to the effects of cost-structure improvements, mainly workforce reductions and low-cost sourcing, and higher sales.

B.       RESULTS OF OPERATIONS - NINE MONTHS 2002 COMPARED WITH NINE MONTHS 2001
         -----------------------------------------------------------------------

     Net sales in the first nine months of 2002 were $16,419 million, a decrease of $1,380 million, or 8 percent compared with the first nine months of 2001. The decrease in sales is attributable to the following:

                  Acquisitions                           - %
                  Divestitures                          (2)
                  Price                                 (2)
                  Volume                                (4)
                  Foreign exchange                       -
                                                        ---
                                                        (8)%
                                                        ===

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $12,783 and $15,408 million included net repositioning and other charges of $216 and $1,898 million in the first nine months of 2002 and 2001, respectively. Cost of goods sold in the first nine months of 2001 also included $153 million of amortization of goodwill and indefinite-lived intangible assets. Such amortization expense was excluded from cost of goods sold in the first nine months of 2002 in conformity with SFAS No. 142, which we adopted effective January 1, 2002. Excluding such amortization expense and net repositioning and other charges, cost of goods sold was $12,567 and $13,357 million in the first nine months of 2002 and 2001, respectively. The decrease in cost of goods sold of $790 million in the first nine months of 2002 compared with the first nine months of 2001 resulted primarily from lower sales volume, principally in our Aerospace reportable segment, and the benefits of repositioning actions, mainly workforce reductions.

     Selling, general and administrative expenses of $1,975 and $2,408 million included net repositioning and other charges of $4 and $151 million in the first nine months of 2002 and 2001, respectively. Excluding these charges, selling, general and administrative expenses were $1,971 and $2,257 million in the first nine months of 2002 and 2001, respectively. The decrease in selling, general and administrative expenses of $286 million in the first nine months of 2002 compared with the first nine months of 2001 resulted principally from the impact of workforce reductions and a decline in discretionary spending.

      Retirement benefit (pension and other post retirement) plans cost increased by $123 million in the first nine months of 2002 compared with the first nine months of 2001 due principally to the funding status of our pension plans. Future effects on operating results will principally depend on pension plan investment performance and other economic conditions. See Critical Accounting Policies section of this Form 10-Q for a further discussion of our pension plans.

     Loss on sale of non-strategic businesses of net $41 million in the first nine months of 2002 represented the pretax loss on the dispositions of our PFC and Consumer Products businesses of $166 million partially offset by the pretax gain on the disposition of our BCVS business of $125 million.

     Equity in (income) loss of affiliated companies was income of $17 million in the first nine months of 2002 compared with a loss of $205 million in the first nine months of 2001. Equity in (income) loss of affiliated companies included repositioning and other charges of $13 and $200 million in the first nine months of 2002 and 2001, respectively. Excluding these charges, equity in (income) loss of affiliated companies was income of $30 million in the first nine months of 2002 compared with a loss of $5 million in the first nine months of 2001. The increase of $35 million in equity income in the first nine months of 2002 compared with the first nine months of 2001 was due mainly to exiting a joint venture in our Aerospace reportable segment ($9 million), an improvement in earnings from joint ventures in our Specialty Materials and Automation and Control Solutions reportable segments ($11 million) and the accounting for the first quarter of 2002 operating results of our BCVS business using the equity method since control of the business was transferred to Knorr-Bremse AG in January 2002 ($6 million).

     Other (income) expense, $26 million of income in the first nine months of 2002, compared with income of $18 million in the first nine months of 2001. The first nine months of 2001 included a net provision of $5 million consisting of a $6 million charge related to the redemption of our $200 million 5 3/4% dealer remarketable securities and a $1 million credit recognized upon the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Excluding this net provision, other (income) expense was $23 million of income in the first nine months of 2001. The increase of $3 million in other income in the first nine months of 2002 compared with the first nine months of 2001 was due mainly to income from the partial settlement of a patent infringement lawsuit with an automotive supplier ($12 million), lower minority interests ($11 million) and higher interest income ($10 million) largely offset by a decrease in benefits from foreign exchange hedging ($33 million).

     Interest and other financial charges of $261 million in the first nine months of 2002 decreased by $52 million, or 17 percent compared with the first nine months of 2001 due mainly to lower average debt outstanding and lower average interest rates in the current period.

     The effective tax rate of 11.1 percent in the first nine months of 2002 resulted from the impact of net repositioning and other charges and the loss on the dispositions of our PFC and Consumer Products businesses. The businesses sold had a higher deductible tax basis than book basis which resulted in a tax benefit. The effective tax rate in the first nine months of 2002 also included the impact of the gain on the disposition of our BCVS business. Excluding the impact of net repositioning and other charges in both periods and the gain on the dispositions of our BCVS, PFC and Consumer Products businesses in the first nine months of 2002, the effective tax rate was 26.5 percent in the first nine months of 2002 compared with 29.5 percent in the first nine months of 2001. The decrease in the effective tax rate in the first nine months of 2002 compared with the first nine months of 2001 related mainly to the absence of non-deductible goodwill amortization expense in the current nine months.

     Net income of $1,247 million, or $1.52 per share, in the first nine months of 2002 compared with a net loss of ($217) million, or ($0.27) per share, in the first nine months of 2001. Excluding net repositioning and other charges and the gain on the dispositions of our BCVS, PFC and Consumer Products businesses, net income in the first nine months of 2002 was $15 million, or $0.02 per share, lower than reported. Excluding net repositioning and other charges, net income in the first nine months of 2001 was $1,442 million, or $1.77 per share, higher than reported. Net income in the first nine months of 2002 increased by 1 percent compared with the first nine months of 2001 if both periods are adjusted to exclude the impact of net repositioning and other charges and the gain on the dispositions of our BCVS, PFC and Consumer Products businesses. Assuming the provisions of SFAS No. 142 had been adopted on January 1, 2001, adjusted net income in the first nine months of 2002 would have decreased by 10 percent compared with the first nine months of 2001.

Review of Business Segments
---------------------------

                                                                        Nine Months Ended September 30,
                                                       -------------------------------------------------------------------
                                                                 Net Sales                         Segment Profit
                                                       ------------------------------      -------------------------------
                                                           2002            2001               2002           2001(2)
                                                           ----            ----               ----           ----
Aerospace                                               $ 6,499         $ 7,315             $1,009         $1,348
Automation and Control Solutions                          5,094           5,309                660            566
Specialty Materials                                       2,425           2,563                 52             57
Transportation and Power Systems                          2,349           2,577                269            178
Corporate                                                    52              35               (109)          (117)
                                                        -------         -------              -----          -----
                                                        $16,419         $17,799              1,881          2,032
                                                        =======         =======              -----          -----
(Loss) on sale of non-
  strategic businesses - net                                                                   (41)            -
Equity in income (loss)
  of affiliated companies                                                                       30             (5)
Other income                                                                                    26             23
Interest and other
  financial charges                                                                           (261)          (313)
Repositioning and other
  charges (1)                                                                                 (233)        (2,254)
                                                                                            ------         ------
  Income (loss) before taxes                                                                $1,402         $ (517)
                                                                                            ======         ======


         (1) Included cumulative effect adjustment of $1 million of income related to adoption of SFAS No. 133 in first quarter of 2001.

         (2) Segment profit in the first nine months of 2001 included the pretax amortization of goodwill and indefinite-lived intangible assets of $153 million (Aerospace - $45 million, Automation and Control Solutions - $69 million, Specialty Materials - $24 million and Transportation and Power Systems - $15 million). Such amortization expense was excluded from segment profit for the first nine months of 2002, in conformity with the provisions of SFAS No. 142.

         Aerospace sales of $6,499 million in the first nine months of 2002 decreased by $816 million, or 11 percent compared with the first nine months of 2001. This decrease resulted principally from a decline of 25 percent in sales by our commercial air transport segment due mainly to continued general weakness in the economy and the financial difficulties being encountered by the airline industry. Sales to our commercial air transport aftermarket and OE customers declined by 19 and 34 percent, respectively. Sales to our business and general aviation aftermarket customers decreased by 2 percent. Sales to our business and general aviation OE customers decreased by 22 percent reflecting a decline in deliveries of regional and business jet airplanes. This decrease was partially offset by higher sales in our defense and space segment, with OE and aftermarket sales both up by 12 percent resulting mainly from increased military activity.

         Aerospace segment profit of $1,009 million in the first nine months of 2002 decreased by $339 million, or 25 percent compared with the first nine months of 2001 due mainly to substantially lower sales of higher-margin commercial aftermarket products and services. This decrease was partially offset by lower costs primarily from workforce reductions and a decline in discretionary spending.

         Automation and Control Solutions sales of $5,094 million in the first nine months of 2002 decreased by $215 million, or 4 percent compared with the first nine months of 2001. Sales declined by 9 percent for our Control Products business and by 4 percent for our Industry Solutions business resulting from ongoing softness in industrial production and capital spending and the disposition of our Consumer Products business. Sales for our Service business also decreased by 3 percent due primarily to general weakness in the economy. Sales for our Security & Fire Solutions business were basically flat.

         Automation and Control Solutions segment profit of $660 million in the first nine months of 2002 increased by $94 million, or 17 percent compared with the first nine months of 2001. Excluding goodwill amortization expense in the first nine months of 2001, segment profit in the first nine months of 2002 increased by 4 percent compared with the first nine months of 2001. This increase resulted principally from the benefits of repositioning actions, mainly workforce reductions, across all of the segment's businesses.

         Specialty Materials sales of $2,425 million in the first nine months of 2002 decreased by $138 million, or 5 percent compared with the first nine months of 2001 driven by a 44 percent decline in sales for our Advanced Circuits business due to weakness in the telecommunications industry and by a 9 percent decrease in sales for our Performance Fibers business due mainly to weak demand. Sales for our Fluorines business also declined by 5 percent generally due to lower demand and pricing pressures. This decrease was partially offset by slightly higher sales for our Nylon System business due principally to increased demand.

         Specialty Materials segment profit of $52 million in the first nine months of 2002 decreased by $5 million, or 9 percent compared with the first nine months of 2001 due primarily to lower sales in our Advanced Circuits and Fluorines businesses. This decrease was partially offset by lower costs resulting from plant shutdowns and workforce reductions.

         Transportation and Power Systems sales of $2,349 million in the first nine months of 2002 decreased by $228 million, or 9 percent compared with the first nine months of 2001. Excluding the effect of the disposition of our BCVS business, sales increased by 2 percent due mainly to higher sales for our Garrett Engine Boosting Systems business.

         Transportation and Power Systems segment profit of $269 million in the first nine months of 2002 increased by $91 million, or 51 percent compared with the first nine months of 2001 due principally to the effects of cost-structure improvements, mainly workforce reductions and low-cost sourcing.

C.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
    ----------------------------------------------------

         Total assets at September 30, 2002 were $24,547 million, an increase of $321 million, or 1 percent from December 31, 2001.

         We manage our businesses to maximize operating cash flows as the principal source of our liquidity. Cash provided by operating activities of $1,626 million during the first nine months of 2002 increased by $269 million compared with the first nine months of 2001 mainly due to higher earnings, an improvement in working capital performance and lower tax payments. This increase was partially offset by higher spending for repositioning actions, principally severance, the final net payment to settle the Litton legal action of $162 million and a contribution to our defined benefit pension plans of $100 million. See Critical Accounting Policies section of this Form 10-Q for a further discussion of our pension plans.

         Cash used for investing activities of $173 million during the first nine months of 2002 decreased by $507 million compared with the first nine months of 2001 due mainly to the proceeds from the dispositions of our BCVS, PFC and Consumer Products businesses and lower capital spending. The decrease in capital spending reflects our intention to limit capital spending at non-strategic businesses. This decrease in cash used for investing activities also reflects the proceeds from the disposition of a cost investment in our Automation and Control Solutions reportable segment and lower acquisition spending in 2002.

         In October 2002, we purchased Invensys Sensor Systems (ISS), a unit of Invensys plc, for approximately $415 million in cash. ISS is a global supplier of sensors and controls used in the medical, office automation, aerospace, HVAC, automotive, off-road vehicle and consumer appliance industries. ISS will become part of our Control Products business in our Automation and Control Solutions reportable segment and is expected to strengthen our product offerings in the high-growth medical and automotive-on-board segments.

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

         Cash used for financing activities of $844 million during the first nine months of 2002 increased by $295 million compared with the first nine months of 2001 due mainly to higher net debt repayments in the current period. Total debt of $4,888 million at September 30, 2002 was $382 million, or 7 percent lower than at December 31, 2001 principally reflecting scheduled repayments of long-term debt.

Repositioning and Other Charges
-------------------------------

         A summary of repositioning and other charges follows:


                                                               Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                          -----------------------------      --------------------------
                                                              2002           2001                2002             2001
                                                              ----           ----                ----             ----
Severance                                                   $  -         $  414                $ 73           $  727
Asset impairments                                              -             86                  68              194
Exit costs                                                     -             68                  23               95
Adjustments                                                    -            (31)                (43)             (59)
                                                            ----           ----                ----              ----
  Total net repositioning charge                               -            537                 121              957
                                                            ----           ----                ----              ---
Business impairment charges                                    -            145                  43              145
Customer claims and settlements
  of contract liabilities                                      -             39                  29              327
Probable and reasonably estimable
  legal and environmental claims                               -            181                   -              343
Write-offs principally related to
  asset impairments, including
  receivables and inventories                                  -            106                  40              323
Equity investment impairment
  charges                                                      -              -                   -              112
General Electric merger expenses                               -              -                   -               42
Debt extinguishment loss                                       -              -                   -                6
                                                            ----           ----                ----            -----
  Total other charges                                          -            471                 112            1,298
                                                            ----           ----                ----            -----
  Total net repositioning and other
    charges                                                 $  -         $1,008                $233           $2,255
                                                            ====         ======                ====           ======

         In the second quarter of 2002, we recognized a repositioning charge of $99 million principally related to costs for the planned shutdown of two manufacturing plants and related workforce reductions in our Advanced Circuits business. The planned shutdown of these plants also included charges for asset impairments principally related to plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, and exit costs mainly related to incremental costs to exit facilities, including lease termination losses negotiated or subject to reasonable estimation. The repositioning charge also included workforce reductions in our Automation and Control Solutions reportable segment and in our UOP process technology joint venture and costs associated with a shutdown of a product line in our Specialty Materials reportable segment. Severance costs were related to announced workforce reductions of approximately 1,300 manufacturing and administrative positions of which approximately 550 positions have been eliminated as of September 30, 2002. These repositioning actions are expected to be completed by March 31, 2003. Also, $31 million of previously established severance accruals were returned to income in the second quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace and Automation and Control Solutions reportable segments.

         In the first quarter of 2002, we recognized a repositioning charge of $65 million for the costs of actions designed to reduce our cost structure and improve our future profitability. Severance costs were related to announced workforce reductions of approximately 1,100 manufacturing and administrative positions principally in our Automation and Control Solutions and Specialty Materials reportable segments of which approximately 1,000 positions have been eliminated as of September 30, 2002. Asset impairments were principally related to manufacturing plant and equipment held for sale and capable of being taken out of service and actively marketed in the period of impairment, mainly in our Specialty Materials reportable segment. Other exit costs principally consisted of lease termination losses negotiated or subject to reasonable estimation mainly related to closed facilities in our Automation and Control Solutions and Specialty Materials reportable segments. These repositioning actions are expected to be completed by December 31, 2002. Also, $12 million of previously established severance accruals were returned to income in the first quarter of 2002, due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Specialty Materials reportable segment.

         As disclosed in our 2001 Annual Report on Form 10-K, we recognized repositioning charges totaling $1,016 million in 2001 ($568 and $1,016 million were recognized in the three- and nine-month periods ended September 30, 2001, respectively). The components of the charges included severance costs of $727 million, asset impairments of $194 million and other exit costs of $95 million. Severance costs were related to announced global workforce reductions of approximately 20,000 manufacturing and administrative positions across all of our reportable segments of which approximately 17,300 positions have been eliminated as of September 30, 2002. These actions are expected to be substantially completed by December 31, 2002. Also, $119 million of previously established accruals, mainly for severance, were returned to income in 2001 due principally to higher than expected voluntary employee attrition resulting in reduced severance liabilities, principally in our Aerospace and Automation and Control Solutions reportable segments.

         These repositioning actions are expected to generate incremental pretax savings of over $800 million in 2002 compared with 2001 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance and other exit costs necessary to execute these actions were $353 million in the first nine months of 2002 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the repositioning actions will approximate $500 million in 2002 and will be funded mainly though operating cash flows.

         In the second quarter of 2002, we recognized other charges consisting of customer claims and settlements of contract liabilities of $29 million and write-offs principally related to asset impairments, including receivables and inventories, of $40 million. The other charges related mainly to our Advanced Circuits business, bankruptcy of a customer in our Aerospace reportable segment, and customer claims in our Industry Solutions business.

         In the first quarter of 2002, we recognized charges of $43 million related to our Friction Materials business and a chemical manufacturing facility. In the third quarter of 2001, we adopted a plan to dispose of our Friction Materials business and held discussions with a potential acquirer of the business. As part of these discussions we continued to evaluate the business for possible impairment. As a result of this evaluation, we recognized an impairment charge of $27 million in the first quarter of 2002 related to the write-down of property, plant and equipment (classified as assets held for disposal in Other Current Assets). We also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

         In the third quarter of 2001, we recognized other charges consisting of probable and reasonably estimable legal and environmental claims of $181 million, write-offs principally related to asset impairments, including receivables and inventories, of $106 million and loss contracts of $39 million. Our Friction Materials business was designated as held for disposal, and we recognized an impairment charge of $145 million related to the write-down of property, plant and equipment, goodwill and other identifiable intangible assets to their fair value less costs to sell.

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

         The following table summarizes the pretax impact of total net repositioning and other charges by reportable business segment:


                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                          -----------------------------    -----------------------
                                                            2002            2001             2002            2001
                                                            ----            ----             ----            ----
Aerospace                                                   $  -          $  203             $  6          $  355
Automation and Control Solutions                               -             317               61             785
Specialty Materials                                            -              32              132             242
Transportation and Power Systems                               -             240               30             367
Corporate                                                      -             216                4             506
                                                            ----            ----             ----          ------
                                                            $  -          $1,008             $233          $2,255
                                                            =====          =====             ====          ======


         We are currently formulating a detailed plan to effect further actions designed to improve our cost structure and productivity in response to lower-than-expected sales volumes across many of our businesses. These actions will include plant shutdowns and a reduction in headcount by an incremental 3,000 to 5,000. The cost of these actions will result in a charge against earnings in the fourth quarter of 2002. As noted in our discussion of Specialty Materials and Aerospace segment results, weak chemical and aerospace industry environments are adversely impacting our operating results. Continued deterioration in market conditions within these industries may impact the recoverability of long-lived assets.

D. OTHER MATTERS
   -------------

Critical Accounting Policies
----------------------------

         See Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2001 Annual Report on Form 10-K for a discussion of our Critical Accounting Policies. As disclosed in Note 23 to the consolidated financial statements contained therein, our net periodic pension income is calculated based upon a number of actuarial assumptions including a long-term assumed rate of return on plan assets of 10 percent. Since the year 2000, actual plan asset returns have been less than our assumed rate of return contributing to unrecognized losses of $1,118 million at December 31, 2001. These unrecognized losses will be recognized prospectively as a reduction of future pension income or an increase in future pension expense in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS No. 87).

         Due to the continued poor performance of the equity markets, the value of our pension fund assets has declined to approximately $9.4 billion at September 30, 2002. To improve the funded status of our defined benefit pension plans, we contributed $100 million in cash in the third quarter of 2002. We have been authorized by our Board of Directors to make voluntary contributions of up to an additional $900 million of Honeywell stock and cash. We presently anticipate that a substantial portion of any such contributions would consist of Honeywell stock. An independent fiduciary will be designated to hold and make all investment decisions with respect to any contributed shares.

         We expect pension income of approximately $140 million in the year ending December 31, 2002. Based on the current state of the financial markets and the expected market performance of our pension fund assets in 2002 and our anticipated reduction in our assumptions regarding the assumed rate of return on plan assets and discount rate, we would expect pension expense ranging from approximately $235 to $335 million in the year ending December 31, 2003, excluding the mitigating impact of any further contributions of stock or cash.

         SFAS No. 87 requires recognition of an Additional Minimum Pension Liability if the fair value of plan assets is less than the accumulated benefit obligation at the end of the plan year. Based on September 30, 2002 plan asset values and an anticipated reduction in the discount rate, we would be required to increase our Additional Minimum Pension Liability which would result in a decrease in Accumulated Other Nonowner Changes within Shareowners' Equity of approximately $1.7 billion after-tax at December 31, 2002. Additional contributions of stock or cash in 2002 could substantially decrease our Additional Minimum Pension Liability.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     See our 2001 Annual Report on Form 10-K (Item 7A). At September 30, 2002, there has been no material change in this information.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

         Within the 90 days prior to the filing of this report, Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Honeywell required to be included in Honeywell's periodic filings under the Exchange Act. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

         With respect to environmental matters involving site contamination, we continually conduct studies, individually at our owned sites, and jointly as a member of industry groups at non-owned sites, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when environmental assessments are made or remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. With respect to site contamination, the timing of these accruals is generally no later than the completion of feasibility studies. We expect that we will be able to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

         Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations. However, considering our past experience and existing reserves, we do not expect that these matters will have a material adverse effect on our consolidated financial position.

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

         Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a limited group of potential claimants consisting largely of professional brake mechanics. From 1981 through September 30, 2002, we have resolved approximately 56,000 Bendix claims at an average cost per claim of approximately one thousand two hundred dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. There are currently approximately 50,000 claims pending and we have no reason to believe that the historic rate of dismissal will change. We have $2 billion of insurance remaining, which we expect to cover the vast majority of claims. Although it is impossible to predict the outcome of pending or future claims, in light of our potential exposure, our prior experience in resolving these claims, and our insurance coverage, we do not believe that the Bendix asbestos-related claims will have a material adverse effect on our consolidated results of operations or financial position.

         Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

         When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO has resolved approximately 176,000 claims through January 4, 2002 at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. There are approximately 116,000 claims currently pending against NARCO, including approximately 7 percent in which Honeywell is also named as a defendant. During the past 18 years, Honeywell and our insurers have contributed to the cost of the

NARCO defense. We have approximately $2 billion of insurance remaining that can be specifically allocated to NARCO-related liability.

         On January 4, 2002, NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended eight times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

         We are involved in ongoing negotiations with counsel representing more than 75% of the NARCO-related asbestos claimants regarding settlement of all pending and potential NARCO-related asbestos claims against Honeywell. We believe that, as part of the NARCO plan of reorganization, a trust will be established for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos-related claims based on exposure to NARCO products to be made against the federally-supervised trust. As part of its ongoing settlement negotiations, Honeywell is seeking to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Although there is no assurance that ongoing settlement negotiations will be successfully completed or that a plan of reorganization will be proposed or confirmed, the cost of securing a settlement which would resolve all future, as well as all pending, NARCO-related asbestos claims could exceed the value of our existing insurance and reserves plus the existing NARCO assets. While any such settlement could have a material adverse impact on our consolidated operating results or operating cash flows in the periods recognized or paid, we do not believe that it would have a material adverse impact on our consolidated financial position.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits. See the Exhibit Index on page 39 of this Form 10-Q Quarterly Report.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2002.

          1. On August 7, 2002, a report was filed reporting that each of the Principal Executive Officer, David M. Cote, and Principal Financial Officer, Richard F. Wallman, of Honeywell International Inc. submitted to the SEC sworn statements pursuant to SEC Order No. 4-460.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Honeywell International Inc.

Date: November 13, 2002                     By: /s/ John J. Tus
                                                ------------------------
                                                John J. Tus
                                                Vice President and Controller
                                                (on behalf of the Registrant
                                                and as the Registrant's
                                                Principal Accounting Officer)

                                        CERTIFICATION PURSUANT TO
                                               SECTION 302
                                    OF THE SARBANES-OXLEY ACT OF 2002


I, David M. Cote, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Honeywell International Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                     By: /s/ David M. Cote
                                                ------------------------------
                                                David M. Cote
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                                   SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Richard F. Wallman, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Honeywell International Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                     By: /s/ Richard F. Wallman
                                                ------------------------------
                                                Richard F. Wallman
                                                Chief Financial Officer

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



--------------
* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share", is provided in Note 7 to the condensed consolidated financial statements in this report.