Form 10-K
period 2002-12-31
HONEYWELL INTERNATIONAL INC
filed 2003-03-06
CIK 773840

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                       OR

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
Common Stock, par value $1 per share*                              New York Stock Exchange
                                                                    Chicago Stock Exchange
                                                                       Pacific Exchange
                                                                   New York Stock Exchange
9.20% Debentures due February 15, 2003                             New York Stock Exchange
Zero Coupon Serial Bonds due 2009                                  New York Stock Exchange
9 1/2% Debentures due June 1, 2016                                 New York Stock Exchange

---------
*  The common stock is also listed for trading on the London stock exchange.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No _

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $28.9 billion at June 30, 2002.

There were 855,585,367 shares of Common Stock outstanding at February 21, 2003.

________________________________________________________________________________
________________________________________________________________________________

                               TABLE OF CONTENTS

          ITEM                                                                                             PAGE
          ----                                                                                             ----
Part I.    1  Business....................................................................................    1
           2  Properties..................................................................................   10
           3  Legal Proceedings...........................................................................   10
           4  Submission of Matters to a Vote of Security Holders.........................................   14
           Executive Officers of the Registrant...........................................................   14

Part II.   5  Market for Registrant's Common Equity and Related Stockholder Matters.......................   16
           6  Selected Financial Data.....................................................................   16
           7  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   16
           7A Quantitative and Qualitative Disclosures About Market Risk..................................   16
           8  Financial Statements and Supplementary Data.................................................   16
           9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   16

Part III. 10  Directors and Executive Officers of the Registrant..........................................   16
          11  Executive Compensation......................................................................   17
          12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters.................................................................................   17
          13  Certain Relationships and Related Transactions..............................................   17
          14  Controls and Procedures.....................................................................   17
          15  [Reserved]..................................................................................   17
          16  Principal Accountant Fees and Services......................................................   17

Part IV.  17  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   18

Signatures................................................................................................   19

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

                                    PART I.

ITEM 1. BUSINESS

    Honeywell International Inc. (Honeywell) is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, automotive products, specialty chemicals, fibers, and electronic and advanced materials. Honeywell was incorporated in Delaware in 1985.

MAJOR BUSINESSES

    We globally manage our business operations through strategic business units, which have been aggregated under four reportable segments: Aerospace, Automation and Control Solutions, Specialty Materials and Transportation and Power Systems. Financial information related to our reportable segments is included in Note 23 of Notes to Financial Statements in our 2002 Annual Report to Shareowners which is incorporated herein by reference.

    Following is a description of our strategic business units:

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------

AEROSPACE

Engines, Systems     Turbine propulsion          TFE731 turbofan            Business, regional              United Technologies
and Services         engines                     TPE331 turboprop            and military trainer aircraft   (Pratt & Whitney
                                                 TFE1042 turbofan           Commercial and military          Canada)
                                                 F124 turbofan               helicopters                    Rolls Royce/
                                                 LF502 turbofan             Military vehicles                Allison
                                                 LF507 turbofan                                             Turbomeca
                                                 CFE738 turbofan                                            Williams
                                                 AS907 turbofan
                                                 T53, T55 turboshaft
                                                 LT101 turboshaft
                                                 T800 turboshaft
                                                 AGT1500 turboshaft
                                                 LV 100 turboshaft
                                                 Retrofits
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Auxiliary power units       Airborne auxiliary         Commercial, regional,           United Technologies
                     (APUs)                       power units                business and                    (Pratt & Whitney
                                                 Jet fuel starters           military aircraft               Canada)
                                                 Secondary power            Ground power                    United Technologies
                                                  systems                                                    (Hamilton
                                                 Ground power units                                          Sundstrand)
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Environmental control       Air management systems:    Commercial, regional            Auxilec
                     systems                      Air conditioning           and general                    Barber Colman
                                                  Bleed air                  aviation aircraft              Dukes
                                                  Cabin pressure control    Military aircraft               Eaton-Vickers
                                                  Air purification and      Ground vehicles                 Liebherr
                                                    treatment               Spacecraft                      Litton Breathing
                                                 Electrical power systems:                                   Systems
                                                  Power distribution and                                    Pacific Scientific
                                                    control                                                 Parker Hannifin
                                                  Emergency power                                           United Technologies
                                                    generation                                               (Hamilton
                                                 Repair, overhaul and                                        Sundstrand)
                                                  spare parts                                               Smiths
                                                                                                            TAT
                                                                                                            Goodrich (Lucas
                                                                                                             Aerospace)
                     ----------------------------------------------------------------------------------------------------------
                     Engine systems and          Electronic and             Commercial, regional and        BAE Controls
                     accessories                  hydromechanical            general aviation aircraft      Goodrich
                                                  fuel controls             Military aircraft                (Chandler-Evans)
                                                 Engine start systems                                       Parker Hannifin
                                                 Electronic engine                                          Goodrich (Lucas
                                                  controls                                                   Aerospace)
                                                 Sensors                                                    United Technologies
                                                 Electric and pneumatic                                      (Hamilton
                                                  power generation systems                                   Sundstrand)
                                                 Thrust reverser
                                                  actuation, pneumatic and
                                                  electric
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Aircraft hardware           Consumable hardware,       Commercial, regional, business  Anixter (Pentacon)
                     distribution                 including fasteners,       and military aviation          Arrow Pemco
                                                  bearings, bolts and        aircraft                       Avnet
                                                  o-rings                                                   BE Aerospace (M&M
                                                 Adhesives, sealants,                                        Aerospace)
                                                  lubricants, cleaners                                      Dixie
                                                  and paints                                                Fairchild Direct
                                                 Electrical connectors,                                     Wesco Aircraft
                                                  switches, relays and
                                                  circuit breakers
                                                 Value-added services,
                                                  repair and overhaul
                                                  kitting and point-of-use
                                                  replenishment
-------------------------------------------------------------------------------------------------------------------------------
Aerospace            Avionics systems            Flight safety systems:     Commercial, business            Airshow, Inc.
Electronic                                        Enhanced Ground            and general aviation aircraft  BAE
Systems                                             Proximity Warning       Government aviation             Boeing/Jeppesen
                                                    Systems (EGPWS)                                         Century
                                                  Traffic Alert and                                         Garmin
                                                    Collision Avoidance                                     Goodrich
                                                    Systems (TCAS)                                          Kaiser
                                                  Windshear detection                                       L3
                                                    systems                                                 Lockheed Martin
                                                  Flight data and cockpit                                   Northrop Grumman
                                                    voice recorders                                         Rockwell Collins
                                                  Weather Radar                                             Smiths
                                                 Communication, navigation                                  S-tec
                                                  and surveillance                                          Thales
                                                  systems:                                                  Trimble/Terra
                                                  Weather radar                                             Universal Avionics
                                                  Navigation                                                Universal Weather
                                                    & communication radios
                                                  Air-to-ground telephones
                                                  Global positioning
                                                    systems
                                                  Automatic flight control
                                                    systems
                                                  Satellite systems
                                                  Surveillance systems
                                                 Integrated systems
                                                 Flight management systems
                                                 Cockpit display systems
                                                 Data management and
                                                  aircraft performance
                                                  monitoring systems
                                                 Vehicle management
                                                  systems
                                                 Aircraft information
                                                  systems
                                                 Network file servers
                                                 Wireless network
                                                  transceivers
                                                 Satellite TV systems
                                                 Audio/Video equipment
                                                 Weather information
                                                  network
                                                 Navigation database
                                                  information
                                                 Cabin management systems
                                                 Vibration detection and
                                                  monitoring
                                                 Mission management
                                                  systems
                                                 Tactical data management
                                                  systems
                     ----------------------------------------------------------------------------------------------------------
                     Airfield, Obstruction, and  Inset lights               Airports                        Safegate
                     Aircraft lighting           Control and monitoring     Commercial, regional, business  Siemens
                                                  systems                    and military aviation
                                                 Regulators                  aircraft
                                                 Tower and obstruction
                                                  lights
                                                 Interior and exterior
                                                  aircraft lighting
                                                 Visual docking guidance
                                                  systems
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Inertial sensor             Inertial sensor systems    Military and                    Astronautics-
                                                  for guidance,              commercial vehicles             Kearfott
                                                  stabilization,            Commercial spacecraft           BAE
                                                  navigation and control     and launch vehicles            Ball
                                                 Gyroscopes,                Commercial, regional, business  GEC
                                                  accelerometers, inertial   and military aircraft          L3 Com
                                                  measurement units and     Transportation                  KVH
                                                  thermal switches          Missiles                        Northrop Grumman
                                                                            Munitions                       Rockwell
                                                                                                            Smiths
                     ----------------------------------------------------------------------------------------------------------
                     Automatic test              EW ATE                     Boeing                          Northrop Grumman
                     equipment                   Avionics ATE               USAF                            Lockheed
                                                 Vehicle health
                                                 Management
                     ----------------------------------------------------------------------------------------------------------
                     Control products            Radar altimeters           Military aircraft               Ball Brothers
                                                 Pressure products          Missiles, UAVs                  BAE
                                                 Air data products          Commercial                      Druck
                                                 Thermal switches            applications                   Goodrich
                                                 Magnetic sensors                                           Solarton
                                                 RF sensors                                                 NavCom
                                                                                                            Rosemount
                                                                                                            Northrop Grumman
                     ----------------------------------------------------------------------------------------------------------
                     Space products and          Guidance subsystems        Commercial spacecraft           BAE
                     subsystems                  Control subsystems         DOD                             Ithaco
                                                 Processing subsystems      FAA                             L3
                                                 Radiation hardended        NASA                            Northrop Grumman
                                                  electronics and                                           Raytheon
                                                  integrated circuits
                                                 GPS-based range safety
                                                  systems
                     ----------------------------------------------------------------------------------------------------------
                     Management and technical    Maintenance/operation      U.S. and foreign government     Boeing
                     services                     and provision of space     space communications,          Computer Sciences
                                                  systems, services          logistics and information      Dyncorp
                                                  and facilities             services                       ITT
                                                 Systems engineering        Commercial space ground         Lockheed Martin
                                                  and integration            segment systems and services   Raytheon
                                                 Information technology     Local governments               SAIC
                                                  services                                                  United Space
                                                 Logistics and sustainment                                   Alliance
-------------------------------------------------------------------------------------------------------------------------------
Aircraft Landing     Landing systems             Wheels and brakes          Commercial and                  Aircraft Braking
Systems                                          Friction products           military aircraft               Systems
                                                 Wheel and brake                                            Dunlop
                                                  overhaul services                                         Goodrich
                                                                                                            Messier-Bugatti
-------------------------------------------------------------------------------------------------------------------------------
Federal              Management services         Maintenance/               U.S. government                 Bechtel
Manufacturing &                                   operation of facilities                                   Lockheed Martin
Technologies                                                                                                The Washington
                                                                                                             Group
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
AUTOMATION AND CONTROL SOLUTIONS

Automation and       Control Products            Heating, ventilating and   Original equipment              Carrier
 Control Products                                 air conditioning           manufacturers (OEMs)           Cherry
                                                  controls and components   Distributors                    Danfoss
                                                  for homes and buildings   Contractors                     Eaton
                                                 Indoor air quality         Retailers                       Emerson
                                                  products including        System integrators              Endruss & Hauser
                                                  zoning, air cleaners,     Commercial customers and        Holmes
                                                  humidification, heat and   homeowners served by the       Invensys
                                                  energy recovery            distributor, wholesaler,       Johnson Controls
                                                  ventilators                contractor, retail and         Kavlico
                                                 Controls plus integrated    utility channels               Motorola
                                                  electronic systems for    Package and materials handling  Omron
                                                  burners, boilers and       operations                     Siemens
                                                  furnaces                  Appliance manufacturers         SPX (EST)
                                                 Consumer household         Automotive companies            Yokogawa
                                                  products including        Aviation companies
                                                  humidifiers and           Food and beverage processors
                                                  thermostats               Medical equipment
                                                 Water controls             Heat treat processors
                                                 Sensors, measurement,      Computer and business
                                                  control and industrial     equipment manufacturers
                                                  components                Data acquisition companies
                                                 Process control
                                                  instrumentation
                                                 Field instrumentation
                                                 Analytical
                                                  instrumentation
                                                 Recorders
                                                 Controllers
                                                 Datacom components
                     ----------------------------------------------------------------------------------------------------------
                     Security and fire           Security products and      OEMs                            Bosch
                     products and services        systems                   Retailers                       GE (Interlogix)
                                                 Fire products and systems  Distributors                    Pelco
                                                 Access controls and        Commercial customers            Phillips
                                                  closed circuit             and homeowners served by the   Siemens
                                                  television                 distributor, wholesaler,       SPX (EST)
                                                                             contractor, retail and         Tyco
                                                                             utility channels
-------------------------------------------------------------------------------------------------------------------------------
Industry Solutions   Industrial automation       Advanced control software  Refining and petrochemical      Asea Brown Boveri
                     solutions                    and industrial             companies                      Aspentech
                                                  automation systems for    Chemical manufacturers          Emerson (Fisher-
                                                  control and monitoring    Oil and gas producers            Rosemount)
                                                  of continuous, batch and  Food and beverage processors    Invensys
                                                  hybrid operations         Pharmaceutical companies        Siemens
                                                 Production management      Utilities                       Yokogawa
                                                  software                  Film and coated producers
                                                 Communications systems     Pulp and paper industry
                                                  for Industrial Control    Continuous web producers in
                                                  equipment and systems      the paper, plastics, metals,
                                                 Consulting, networking      rubber, non-wovens and
                                                  engineering and            printing industries
                                                  installation
-------------------------------------------------------------------------------------------------------------------------------
Service              Solutions and services      HVAC and building control  Building managers and owners    GroupMac
                                                  solutions and services    Contractors, architects and     Invensys
                                                 Energy management           developers                     Johnson Controls
                                                  solutions and services    Consulting engineers            Local contractors
                                                 Security and asset         Security directors               and utilities
                                                  management solutions and  Plant managers                  Siemens
                                                  services                  Utilities                       Trane
                                                 Enterprise building        Large, global corporations
                                                  integration solutions     Public school systems
                                                 Building information       Universities
                                                  services                  Local governments
                                                 Critical environment
                                                  control solutions and
                                                  services
                                                 Aftermarket maintenance,   See Industry Solutions above    See Industry
                                                  repair and upgrade for                                     Solutions above
                                                  Industry Solutions
                                                  projects
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
SPECIALTY MATERIALS

Specialty Materials  Nylon products and          Nylon filament and         Commercial, residential and     BASF
                     services                     staple yarns               specialty carpet markets       Bayer
                                                 Bulk continuous            Nylon for fibers,               DSM
                                                  filament                   engineered resins and film     DuPont
                                                 Nylon polymer              Fertilizer ingredients          EMS
                                                 Caprolactam                Specialty chemicals             Enichem
                                                 Ammonium sulfate           Vitamins                        Hoechst
                                                 Cyclohexanol               Paper milling                   Kolon
                                                 Cyclohexanone              Food and pharmaceutical         Monsanto
                                                 Sulfuric acid               packaging                      Rexam Custom
                                                 Ammonia                    Housings (e.g., electric hand   Rhodia
                                                 Thermoplastic nylon         tools, chain saws)             Solutia
                                                 Thermoplastic alloys       Industrial applications         Toyoto
                                                  and blends                Automotive components           UBE
                                                 Post-consumer              Office furniture
                                                  recycled PET resins       Electrical and electronics
                                                 Cast nylon
                                                 Biaxially oriented nylon
                                                  film
                                                 Fluoropolymer film
                     ----------------------------------------------------------------------------------------------------------
                     Performance fibers          Industrial nylon and       Passenger car and truck tires   Acordis
                                                  polyester yarns           Passenger car and light truck   Akra
                                                 Extended-chain              seatbelts and airbags          DSM
                                                  polyethylene composites   Broad woven fabrics             DuPont
                                                                            Ropes and mechanical            Hyosung
                                                                             rubber goods                   Kolon
                                                                            Luggage                         Kosa
                                                                            Sports gear                     Solutia
                                                                            Bullet resistant vests,         Teijin
                                                                             helmets and heavy armor
                                                                            Cut-resistant workwear
                                                                            Sailcloth
                                                                            Cordage
                     ----------------------------------------------------------------------------------------------------------
                     Fluorocarbons               Genetron'r' refrigerants,  Refrigeration                   Atofina
                                                  aerosol and               Air conditioning                DuPont
                                                  insulation foam blowing   Polyurethane foam               INEOS Fluor
                                                  agents                    Precision cleaning              Solvay
                                                 Genesolv'r' solvents       Optical
                                                 Oxyfume sterilant gases    Metalworking
                                                 Ennovate 3000 blowing      Hospitals
                                                  agent for refrigeration   Medical equipment
                                                  insulation                 manufacturers
                     ----------------------------------------------------------------------------------------------------------
                     Hydrofluoric acid (HF)      Anhydrous and aqueous      Fluorocarbons                   Ashland
                                                  hydrofluoric acid         Steel                           Atofina
                                                                            Oil refining                    DuPont
                                                                            Chemical intermediates          E. Merck
                                                                                                            Hashimoto
                                                                                                            Norfluor
                                                                                                            Quimica Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Fluorine specialties        Sulfur hexafluoride        Electric utilities              Air Products
                                                   (SF[u]6)                 Magnesium                       Asahi Glass
                                                 Iodine pentafluoride       Gear manufacturers              Atofina
                                                   (IF[u]5)                                                 Ausimont
                                                 Antimony pentafluoride                                     Kanto Denko Kogyo
                                                   (SbF[u]5)                                                Solvay Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Nuclear services            UF[u]6 conversion services Nuclear fuel                    British Nuclear
                                                                            Electric utilities               Fuels
                                                                                                            Cameco
                                                                                                            Cogema
                                                                                                            Tennex
                     ----------------------------------------------------------------------------------------------------------
                     Life sciences               Active pharmaceutical      Agrichemicals                   Avecia
                                                  ingredients               Pharmaceuticals                 Degussa
                                                 Oxime-based fine           Biotech                         DSM
                                                  chemicals                                                 Lonza
                                                 Fluoroaromatics
                                                 Bromoaromatics
                     ----------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
                     Electronic chemicals        Ultra high purity HF       Semiconductors                  Ashland
                                                 Solvents                                                   Arch
                                                 Inorganic acids                                            E. Merck
                                                 High purity solvents                                       Sigma Aldrich
                     ----------------------------------------------------------------------------------------------------------
                     Performance chemicals       HF derivatives             Diverse by product type         Atotech
                       Imaging chemicals         Fluoroaromatics                                            BASF
                       Chemical processing       Phosphors                                                  Solvay
                       Display chemicals         Catalysts
                       Surface treatment         Oxime silanes
                       Catalysts                 Hydroxylamine
                       Sealants
                     ----------------------------------------------------------------------------------------------------------
                     Specialty waxes             Polyethylene waxes         Coatings                        BASF
                                                 Petroleum waxes and        Inks                            Clariant
                                                  blends                    Candles                         Eastman
                                                                            Tire/Rubber                     Exxon
                                                                            Personal care                   IGI
                                                                            Packaging                       Leuna
                                                                                                            Schumann-Sasol
                     ----------------------------------------------------------------------------------------------------------
                     Specialty additives         Polyethylene waxes         PVC                             Eastman
                                                 Petroleum waxes and        Plastics                        Henkel
                                                  blends                    Reflective coatings             PolyOne
                                                 PVC lubricant systems
                                                 Plastic additives
                                                 Luminescent photodyes
                     ----------------------------------------------------------------------------------------------------------
                     Wafer                       Interconnect-              Semiconductors                  Applied Materials
                     fabrication                  dielectrics               Microelectronics                Dow Chemical
                     materials and               Interconnect-metals        Telecommunications              Dow Corning
                     services                    Semiconductor packaging                                    Japan Energy
                                                  materials                                                 JSR
                                                 Advanced polymers                                          Material Research
                                                 Sapphire substrates                                        Tokyo-Ohka
                                                 Anti-reflective coatings                                   Tosoh SMD
                                                 Global services                                            VMC/Ulvac
                     ----------------------------------------------------------------------------------------------------------
                     Specialty                   Amorphous metal ribbons    Electrical components           Allegheny Ludlum
                     electronic                   and components            Distribution and industrial     Amotech YuYu
                     materials                                               transformers                   AM&T
                                                                            High frequency                  Hitachi Metals
                                                                             magnetics                      Kawasaki Steel
                                                                            Metal joining                   Morgan/VAC
                                                                            Theft deterrent                 Toshiba
                                                                             systems
                                                                            Printed circuit
                                                                             boards
                     ----------------------------------------------------------------------------------------------------------
                     UOP (50%-owned joint        Processes                  Petroleum,                      ABB Lummus
                     venture)                    Catalysts                   petrochemical, gas             Axens
                                                 Molecular sieves            processing and                 ExxonMobil
                                                 Adsorbents                  chemical industries            Procatalyse
                                                 Design of process,                                         Shell/Criterion
                                                  plants and equipment                                      Stone & Webster
                                                 Customer catalyst                                          Zeochem
                                                  manufacturing
-------------------------------------------------------------------------------------------------------------------------------
TRANSPORTATION AND POWER SYSTEMS

Garrett Engine       Charge-air systems          Turbochargers              Passenger car, truck            ABB
Boosting Systems                                 Remanufactured components   and off-highway                Aisin Seiki
                                                                             OEMs                           Borg-Warner
                                                                            Engine manufacturers            Hitachi
                                                                            Aftermarket distributors        Holset
                                                                             and dealers                    IHI
                                                                                                            MHI
                     ----------------------------------------------------------------------------------------------------------
                     Thermal systems             Charge-air coolers         Passenger car, truck            Behr/McCord
                                                 Aluminum radiators          and off-highway OEMs           Modine
                                                 Aluminum cooling           Engine manufacturers            Valeo
                                                   modules                  Aftermarket distributors
                                                 Exhaust gas coolers         and dealers
-------------------------------------------------------------------------------------------------------------------------------

STRATEGIC
BUSINESS UNITS       PRODUCT CLASSES             MAJOR PRODUCTS/SERVICES    MAJOR CUSTOMERS/USES            KEY COMPETITORS
--------------       ---------------             -----------------------    --------------------            ---------------
Consumer Products    Aftermarket                 Oil, air, fuel,            Automotive and heavy            AC Delco
Group                filters, spark plugs,        transmission and coolant   vehicle aftermarket channels,  Bosch
                     electronic components and    filters                    OEMs and OES                   Champion
                     car care products           PCV valves                 Auto supply retailers           Champ Labs
                                                 Spark plugs                Specialty installers            Havoline/Texaco
                                                 Wire and cable             Mass merchandisers              Mann & Hummel
                                                 Antifreeze/coolant                                         NGK
                                                 Ice-fighter products                                       Peak/Old World
                                                 Windshield washer fluids                                    Industries
                                                 Waxes, washes and                                          Pennzoil-Quaker
                                                  specialty cleaners                                         State
                                                                                                            Purolator/Arvin Ind
                                                                                                            STP/ArmorAll/
                                                                                                             Clorox
                                                                                                            Turtle Wax
                                                                                                            Various Private
                                                                                                             Label
                                                                                                            Wix/Dana
                                                                                                            Zerex/Valvoline
-------------------------------------------------------------------------------------------------------------------------------
Friction Materials   Friction materials          Disc brake pads and shoes  Automotive and heavy vehicle    Akebono
                     Aftermarket brake hard      Drum brake linings          OEMs, OES, brake               Dana
                     parts                       Brake blocks                manufacturers and aftermarket  Delphi
                                                 Disc and drum brake         channels                       Federal-Mogul
                                                  components                Mass merchandisers              ITT Galfer
                                                 Brake hydraulic            Installers                      JBI
                                                  components                Railway and commercial/         Nisshinbo
                                                 Brake fluid                 military aircraft OEMs         TMD
                                                 Aircraft brake linings      and brake manufacturers        Roulunds
                                                 Railway linings
-------------------------------------------------------------------------------------------------------------------------------

AEROSPACE SALES

    Our sales to aerospace customers were 40, 41 and 40 percent of our total sales in 2002, 2001 and 2000, respectively. Our sales to commercial aerospace original equipment manufacturers were 9, 12 and 11 percent of our total sales in 2002, 2001 and 2000, respectively. If there were a large decline in sales of aircraft that use our components, operating results could be negatively impacted. In addition, our sales to commercial aftermarket customers of aerospace products and services were 14, 15 and 17 percent of our total sales in 2002, 2001 and 2000, respectively. If there were a large decline in the number of flight hours for aircraft that use our components or services, operating results could be negatively impacted. The terrorist attacks on September 11, 2001 resulted in an abrupt downturn in the aviation industry which was already negatively impacted by a weak economy. This dramatic downturn in the commercial air transport industry continued to adversely impact the operating results of our Aerospace segment in 2002. In response, we have accelerated our cost-reduction actions to mitigate the impact of this downturn.

U.S. GOVERNMENT SALES

    Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $2,277, $2,491 and $2,219 million in 2002, 2001 and 2000, respectively, which included sales to the U.S. Department of Defense of $1,833, $1,631 and $1,548 million in 2002, 2001 and 2000, respectively. U.S. defense spending increased in 2002 and is also expected to increase in 2003.

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

BACKLOG

    Our total backlog at year-end 2002 and 2001 was $7,332 and $7,178 million, respectively. We anticipate that approximately $6,194 million of the 2002 backlog will be filled in 2003. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

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

    Financial information related to geographic areas is included in Note 24 of Notes to Financial Statements in our 2002 Annual Report to Shareowners which is incorporated herein by reference.

RAW MATERIALS

    The principal raw materials used in our operations are generally readily available. We experienced no significant or unusual problems in the purchase of key raw materials and commodities in 2002. We are not dependent on any one supplier for a material amount of our raw materials. However, we are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers. In addition, many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We maintain a qualification and performance surveillance process to control risk associated with such reliance on third parties. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. A prolonged and substantial increase above recent historical levels in petroleum prices would adversely affect our Specialty Materials businesses which use petroleum byproducts as raw materials. However, at present, we have no reason to believe a shortage of raw materials will cause any material adverse impact during 2003.

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

    Research and development expense totaled $757, $832 and $818 million in 2002, 2001 and 2000, respectively. The decrease in research and development expense in 2002 compared with 2001 relates mainly to lower spending by our Aerospace segment due primarily to program completions and fewer new program launches by original equipment manufacturers. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $603, $697 and $560 million in 2002, 2001 and 2000, respectively.

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

    Further information regarding environmental matters is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2002 Annual Report to Shareowners which is incorporated herein by reference and in Item 3. Legal Proceedings of this Annual Report on Form 10-K.

EMPLOYEES

    We have approximately 108,000 employees at December 31, 2002, of which approximately 63,000 were located in the United States.

ITEM 2.  PROPERTIES

    We have over 1,000 locations consisting of plants, research laboratories, sales offices and other facilities. Our headquarters and administrative complex is located at Morristown, New Jersey. Our plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. Our properties are generally maintained in good operating condition. Utilization of these plants may vary with sales to customers and other business conditions; however, no major operating facility is significantly idle. We own or lease warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. We also lease space for administrative and sales staffs. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

    Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                                 AEROSPACE
                                                 ---------
  Glendale, AZ                                South Bend, IN                  Albuquerque, NM
    (partially leased)                      Olathe, KS (leased)               Rocky Mount, NC
  Phoenix, AZ                                 Minneapolis, MN                 Urbana, OH
  Tempe, AZ                                    Plymouth, MN                   Redmond, WA
  Tucson, AZ                                   Teterboro, NJ                  Toronto, Canada
  Torrance, CA                                                                Yeovil, Somerset
    (partially leased)                                                          United Kingdom
  Clearwater, FL

                                     AUTOMATION AND CONTROL SOLUTIONS
                                     --------------------------------
  Phoenix, AZ                                  Northford, CT                  Golden Valley, MN
  San Diego, CA                                Freeport, IL                   Syosset, NY

                                            SPECIALTY MATERIALS
                                            -------------------
  Baton Rouge, LA                             Pottsville, PA                  Hopewell, VA
  Geismar, LA                                  Columbia, SC                   Seelze, Germany
  Moncure, NC                                Chesterfield, VA                 Longlaville, France

                                     TRANSPORTATION AND POWER SYSTEMS
                                     --------------------------------
  Mexicali, Mexico                       Thaon-Les-Vosges, France             Atessa, Italy
                                              Glinde, Germany                 Skelmersdale, United
                                                                                Kingdom

ITEM 3.  LEGAL PROCEEDINGS

    SHAREOWNER LITIGATION -- Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the Securities Law Complaints). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. On January 15, 2002, the District Court dismissed the consolidated complaint against four of Honeywell's current and former officers. The Court has granted plaintiffs' motion for class certification defining the purported class as all purchasers of Honeywell stock between December 20, 1999 and June 19, 2000.

    The parties have agreed to participate in a two day settlement mediation in April, 2003 in an attempt to resolve the cases without resort to a trial. All significant discovery in the cases has been stayed pending further order of the court.

    Notwithstanding our agreement to mediate, we believe there is no factual or legal basis for the allegations in the Securities Law Complaints. Although it is not possible at this time to predict the litigation outcome of these cases, we expect to prevail if the cases are not resolved through mediation. However, an adverse litigation outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter no provision has been made in our financial statements with respect to this contingent liability.

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

    With respect to environmental matters involving site contamination, we continually conduct studies, individually at our owned sites, and jointly as a member of industry groups at non-owned sites, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when environmental assessments are made or remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. With respect to site contamination, the timing of these accruals is generally no later than the completion of feasibility studies. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

    ASBESTOS MATTERS -- Like many other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. We did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos related disease in the vast majority of claimants. Rather, we made several products that contained small amounts of asbestos.

    Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a group of potential claimants consisting largely of professional brake mechanics. From 1981 through December 31, 2002, we have resolved approximately 60,000 Bendix claims at an average indemnity cost per claim of approximately two thousand dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs which amounted to approximately $70 million in payments in the second half of 2002. A substantial portion of this amount is expected to be reimbursed by insurance and $57 million has been recorded as a receivable. There are currently approximately 50,000 claims pending and we have no reason to believe that the historic rate of dismissal will change.

    On January 30, 2003, Honeywell and Federal-Mogul Corp. (Federal-Mogul) entered into a letter of intent (LOI) pursuant to which Federal-Mogul would acquire Honeywell's automotive Bendix Friction Materials (Bendix) business, with the exception of certain U.S.-based assets. In exchange, Honeywell would receive a permanent channeling injunction shielding it from all current and future personal injury asbestos liabilities related to Honeywell's Bendix business.

    Federal-Mogul, its U.S. subsidiaries and certain of its United Kingdom subsidiaries voluntarily filed for financial restructuring under Chapter 11 of the U.S. Bankruptcy Code in October 2001. Federal-Mogul will seek to establish one or more trusts under Section 524(g) of the U.S. Bankruptcy Code as part of its reorganization plan, including a trust for the benefit of Bendix asbestos claimants. The reorganization plan to be submitted to the Bankruptcy Court for approval will contemplate that the U.S. Bankruptcy Court in Delaware would issue an injunction in favor of Honeywell that would channel to the Bendix 524(g) trust all present and future asbestos claims relating to Honeywell's Bendix business. The 524(g) trust created for the benefit of the Bendix claimants would receive the rights to proceeds from Honeywell's Bendix related insurance policies and would make these proceeds available to the Bendix claimants. Honeywell would have no obligation to contribute any additional amounts toward the settlement or resolution of Bendix related asbestos claims.

    In the fourth quarter of 2002, we recorded a charge of $167 million consisting of a $131 million reserve for the sale of Bendix to Federal-Mogul, our estimate of asbestos related liabilities net of insurance recoveries and costs to complete the anticipated transaction with Federal-Mogul. Completion of the transaction contemplated by the LOI is subject to the negotiation of definitive agreements, the confirmation of Federal-Mogul's plan of reorganization by the Bankruptcy Court, the issuance of a final, non-appealable 524(g) channeling injunction permanently enjoining any Bendix related asbestos claims against Honeywell, and the receipt of all required governmental approvals. We do not believe that completion of such transaction would have a material adverse impact on our consolidated results of operations or financial position. There can be no assurance, however, that the transaction contemplated by the LOI will be completed. Honeywell presently has $2 billion of insurance coverage remaining with respect to Bendix related asbestos claims. Although it is impossible to predict the outcome of pending or future claims, in light of our potential exposure, our prior experience in resolving these claims, and our insurance coverage, we do not believe that the Bendix related asbestos claims will have a material adverse effect on our consolidated results of operations or financial position.

    Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

    When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. As of the date of NARCO's bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with NARCO claims. We have approximately $2 billion of insurance remaining that can be specifically allocated to NARCO related liability.

    As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended eleven times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

    As a result of ongoing negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements or agreements in principle with approximately 236,000 claimants, which represents approximately 90 percent of the approximately 260,000 current claimants who are now expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. As part of its ongoing settlement negotiations, Honeywell is seeking to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell has developed an estimated liability for settlement of pending and future asbestos claims.

    During the fourth quarter 2002, Honeywell recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consists of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO's parent, net of insurance recoveries of $1.8 billion.

    The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with approximately 90 percent of current claimants. Once finalized, settlement payments with respect to current claims are expected to be made over approximately a four-year period.

    The liability for future claims estimates the probable value of future asbestos related bodily injury claims asserted against NARCO over a 15 year period and obligations to NARCO's parent as discussed above. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standard No. 5 'Accounting for Contingencies.' Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history and the pending inventory of NARCO asbestos related claims.

    Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Over one-half of this coverage is with Equitas and other London-based insurance companies with a majority of this coverage subject to a coverage-in-place agreement. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of our insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and have recognized approximately $900 million in probable insurance recoveries from these carriers. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, we recorded insurance recoveries that are deemed probable through 2018 of $1.8 billion.

    Projecting future events is subject to many uncertainties that could cause the NARCO related asbestos liabilities to be higher or lower than those projected and recorded. There is no assurance that ongoing settlement negotiations will be successfully completed, that a plan of reorganization will be proposed or confirmed, that insurance recoveries will be timely or whether there will be any NARCO related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we plan to review our estimates periodically, and update them based on our experience and other relevant factors. Similarly we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

             NAME, AGE,
             DATE FIRST
             ELECTED AN
          EXECUTIVE OFFICER                                 BUSINESS EXPERIENCE
          -----------------             -----------------------------------------------------------
David M. Cote (a), 50                   Chairman of the Board and Chief Executive Officer since
             2002                         July 2002. President and Chief Executive Officer from
                                          February 2002 to June 2002. Chairman of the Board,
                                          President and Chief Executive Officer of TRW
                                          (manufacturer of aerospace and automotive products) from
                                          August 2001 to February 2002. President and Chief
                                          Executive Officer of TRW from February 2001 to July 2001.
                                          President and Chief Operating Officer of TRW from
                                          November 1999 to January 2001. Senior Vice President of
                                          General Electric Company and President and Chief
                                          Executive Officer of GE Appliances from June 1996 to
                                          November 1999.

Dr. Nance K. Dicciani, 55               President and Chief Executive Officer Specialty Materials
             2001                         since November 2001. Senior Vice President and Business
                                          Group Executive of Chemical Specialties and Director,
                                          European Region of Rohm and Haas (chemical company) from
                                          June 1998 until October 2001. Vice President and General
                                          Manager of Monomers Division of Rohm and Haas from May
                                          1996 until May 1998.

---------
(a) Also a Director.

             NAME, AGE,
             DATE FIRST
             ELECTED AN
          EXECUTIVE OFFICER                                 BUSINESS EXPERIENCE
          -----------------             -----------------------------------------------------------
Robert J. Gillette, 43                  President and Chief Executive Officer Transportation and
             2001                         Power Systems since July 2001. President of Garrett
                                          Engine Boosting Systems from July 2000 until June 2001.
                                          Vice President and General Manager of Engineering
                                          Plastics from December 1996 until June 2000.

J. Kevin Gilligan, 48                   President and Chief Executive Officer Automation and
             2001                         Control Solutions since July 2001. President of Home and
                                          Building Control from January 2000 until June 2001.
                                          President of Home and Building Control's Solutions and
                                          Services business from October 1997 until December 1999.

Robert D. Johnson, 55                   President and Chief Executive Officer Aerospace since July
             1998                         2001. Chief Operating Officer and Executive Vice
                                          President, Aerospace, from December 1999 to June 2001.
                                          President and Chief Executive Officer of AlliedSignal
                                          Aerospace from April 1999 to November 1999.
                                          President -- Aerospace Marketing, Sales and Services from
                                          January 1999 to March 1999. President -- Aerospace
                                          Electronic & Avionics Systems from October 1997 to
                                          December 1998.

Larry E. Kittelberger, 54               Senior Vice President Administration and Chief Information
             2001                         Officer since August 2001. Senior Vice President and
                                          Chief Information Officer of Lucent Technologies Inc.
                                          from November 1999 until August 2001. Senior Vice
                                          President and Chief Information Officer of AlliedSignal
                                          Inc from February 1999 until November 1999. Vice
                                          President and Chief Information Officer from August 1995
                                          to January 1999.

Peter M. Kreindler, 57                  Senior Vice President and General Counsel since
             1992                         March 1992. Secretary from December 1994 through
                                          November 1999.

Richard F. Wallman, 51                  Senior Vice President and Chief Financial Officer since
             1995                         March 1995.

Thomas W. Weidenkopf, 44                Senior Vice President Human Resources and Communications
             2002                         since April 2002. Vice President of Human Resources of
                                          Aerospace from March 1999 to March 2002. Vice President,
                                          Human Resources -- Aerospace Marketing, Sales & Services
                                          from March 1997 to February 1999.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market and dividend information for Honeywell's common stock is included in
Note 25 of Notes to Financial Statements of our 2002 Annual Report to Shareowners which is incorporated herein by reference.

    The number of record holders of our common stock at December 31, 2002 was 89,758.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected Financial Data on page 25 of our 2002 Annual Report to Shareowners is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    'Management's Discussion and Analysis' on pages 26 through 39 of our 2002 Annual Report to Shareowners is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information relating to market risk is included under the caption 'Financial Instruments' in 'Management's Discussion and Analysis' on pages 36 and 37 of our 2002 Annual Report to Shareowners, and such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 6, 2003, appearing on pages 40 through 66 of our 2002 Annual Report to Shareowners, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7 and 7A, the 2002 Annual Report to Shareowners is not to be deemed filed as part of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I. of this Form 10-K Annual Report under the heading 'Executive Officers of the Registrant'.

    We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on
Form 8-K, and any amendments to those reports, are available free of charge on our website under the heading 'Investor Relations' (see 'SEC Filings') as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. Honeywell's Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are also available, free of charge, on our website under the heading 'Investor Relations' (see 'Corporate Governance'). Honeywell's Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of

Business Conduct will be published on our website within five business days of such amendment or waiver.

    The members of the Audit Committee of our Board of Directors are: Russell E. Palmer (Chair), Hans W. Becherer, Marshall N. Carter, Ann M. Fudge, James J. Howard, John R. Stafford, and Michael W. Wright. The Board has determined that each of the members of the Audit Committee satisfies the financial literacy requirements of the New York Stock Exchange and that Mr. Palmer satisfies the 'audit committee financial expert' criteria established by the Securities and Exchange Commission and the 'financial expert' criteria proposed by the New York Stock Exchange. Mr Palmer is 'independent' as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information relating to security ownership of certain beneficial owners and management and equity compensation plans is contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

    Within the 90 days prior to the filing of this report, Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Honeywell required to be included in Honeywell's periodic filings under the Exchange Act. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15.  [RESERVED]

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2002 and 2001 and our Audit Committee's pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

                                    PART IV.

ITEM 17.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              PAGE NUMBER IN
                                                              ANNUAL REPORT
                                                              TO SHAREOWNERS
                                                              --------------
(a)(1.) Consolidated Financial Statements:
            Incorporated by reference to the 2002 Annual
              Report to Shareowners:
                Consolidated Statement of Operations for the
                  years ended December 31, 2002, 2001 and
                  2000                                              40
                Consolidated Balance Sheet at December 31,
                  2002 and 2001                                     41
                Consolidated Statement of Cash Flows for the
                  years ended December 31, 2002, 2001 and
                  2000                                              42
                Consolidated Statement of Shareowners'
                  Equity for the years ended December 31,
                  2002, 2001 and 2000                               43
                Notes to Financial Statements                       44
                Report of Independent Accountants                   66

                                                              PAGE NUMBER
                                                              IN FORM 10-K
                                                              ------------
(a)(2.) Consolidated Financial Statement Schedules:
            Report of Independent Accountants on Financial
              Statement Schedule                                   25
            Schedule II -- Valuation and Qualifying Accounts       26

    All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits

    See the Exhibit Index on pages 22 through 24 of this Form 10-K Annual
Report.

(b) Reports on Form 8-K

    During the three months ended December 31, 2002, a Current Report on Form 8-K was filed on December 30, reporting the contribution of $700 million of our stock to our U.S. pension plans.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HONEYWELL INTERNATIONAL INC.

March 6, 2003                               By:       /s/ JOHN J. TUS
                                            -----------------------------------
                                                        John J. Tus
                                               Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



                        NAME
                        ----

                          *
     -------------------------------------------
                    David M. Cote
               Chairman of the Board,
               Chief Executive Officer
                    and Director

                          *
     -------------------------------------------
                   Hans W. Becherer
                       Director

                          *
     -------------------------------------------
                    Gordon M. Bethune
                       Director

                          *
     -------------------------------------------
                   Marshall N. Carter
                       Director

                          *
     -------------------------------------------
                    Jaime Chico Pardo
                       Director

                          *
     -------------------------------------------
                     Ann M. Fudge
                       Director

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


*By:        /s/ RICHARD F. WALLMAN
   ------------------------------------------
            (Richard F. Wallman
              Attorney-in-fact)

                          *
     -------------------------------------------
                 James J. Howard
                     Director

                          *
     -------------------------------------------
                    Bruce Karatz
                     Director

                           *
     -------------------------------------------
                   Robert P. Luciano
                      Director

                           *
     -------------------------------------------
                    Russell E. Palmer
                       Director

                           *
     -------------------------------------------
                    Ivan G. Seidenberg
                       Director

                           *
     -------------------------------------------
                     John R. Stafford
                       Director

                           *
     -------------------------------------------
                      Michael W. Wright
                        Director

                       /s/ JOHN J. TUS
     -------------------------------------------
                          John J. Tus
                Vice President and Controller
               (Principal Accounting Officer)


March 6, 2003

                     CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

    I, David M. Cote, Chief Executive Officer, certify that:

    1. I have reviewed this annual report on Form 10-K of Honeywell International Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 6, 2003                         By:          /s/ DAVID M. COTE
                                               .................................
                                                             David M. Cote
                                                        Chief Executive Officer

                     CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

    I, Richard F. Wallman, Chief Financial Officer, certify that:

    1. I have reviewed this annual report on Form 10-K of Honeywell International Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 6, 2003                         By:       /s/ RICHARD F. WALLMAN
                                               .................................
                                                         Richard F. Wallman
                                                       Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
  2                  Omitted (Inapplicable)

  3(i)               Restated Certificate of Incorporation of Honeywell
                        (incorporated by reference to Exhibit 3(i) to Honeywell's
                        Form 8-K filed December 3, 1999)

  3(ii)              By-laws of Honeywell, as amended (incorporated by reference to Exhibit 3(ii) to Honeywell's Form 10-Q for the quarter
                        ended September 30, 2001)

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

 10.8*               Salary and Incentive Award Deferral Plan for Selected
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

  10.10               364-Day Credit Agreement dated as of November 27, 2002 among
                        Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank,
                        Deutsche Bank AG, New York Branch, Bank of America, N.A.
                        and Barclays Bank PLC, as syndication agents, and Salomon
                        Smith Barney Inc., as lead arranger and book manager, as amended (filed herewith)

  10.11               Amendment No. 1 to the Five-Year Credit Agreement dated as of November 27, 2002 among Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, Deutsche Bank AG and Bank of America,
                        N.A., as syndication agents, and Salomon Smith Barney
                        Inc., as lead arranger and book manager (filed herewith)

  10.12*              Honeywell International Inc. Supplemental Pension Plan, as
                        amended and restated (incorporated by reference to
                        Exhibit 10.13 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.13*              Employment Agreement dated as of December 1, 1999 between
                        Honeywell and Michael R. Bonsignore (incorporated by
                        reference to Exhibit 10.14 to Honeywell's Form 8-K filed
                        December 3, 1999)

  10.14*              Long Term Performance Plan for Key Executives of Honeywell
                        International Inc. (incorporated by reference to Exhibit
                        10.16 to Honeywell's Form 10-Q for the quarter ended
                        March 31, 2000)

  10.15*              Honeywell International Inc. Supplemental Executive
                        Retirement Plan for Executives in Career Band 6 and Above
                        (incorporated by reference to Exhibit 10.16 to Honeywell's
                        Form 10-K for the year ended December 31, 2000)

  10.16*              Honeywell Supplemental Defined Benefit Retirement Plan, as
                        amended and restated (incorporated by reference to
                        Exhibit 10.17 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.17*              Form of Escrow Agreement used to secure certain supplemental retirement benefits for certain executive officers of
                        Honeywell (incorporated by reference to Exhibit 10.18 to
                        Honeywell's Form 10-K for the year ended December 31,
                        2000)

  10.18*              Form of Promissory Note representing loans to certain
                        executive officers of Honeywell of required withholding
                        taxes relating to the securing of certain supplemental
                        retirement benefits (incorporated by reference to Exhibit
                        10.19 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.19*              Honeywell International Inc. Severance Plan for Corporate
                        Staff Employees (Involuntary Termination Following a
                        Change in Control), as amended and restated (filed
                        herewith)

  10.20*              Employment Agreement dated as of July 3, 2001 between
                        Honeywell and Lawrence A. Bossidy (incorporated by
                        reference to Exhibit 10.21 to Honeywell's Form 10-Q for
                        the quarter ended June 30, 2001)


EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
  10.21*              Early Retirement Agreement dated as of July 3, 2001 between
                        Honeywell and Michael R. Bonsignore (incorporated by
                        reference to Exhibit 10.22 to Honeywell's Form 10-Q for
                        the quarter ended June 30, 2001)
  10.22*              Settlement Agreement between Honeywell International Inc.,
                        Honeywell Europe S.A. and their affiliates and
                        Giannantonio Ferrari, dated July 27, 2001 (incorporated
                        by reference to Exhibit 10.23 to Honeywell's Form 10-Q for the quarter ended September 30, 2001)
  10.23*              Employment Agreement dated as of February 18, 2002 between
                        Honeywell and David M. Cote (incorporated by reference to
                        Exhibit 10.24 to Honeywell's Form 8-K filed March 4, 2002)
  10.24*              Employment Separation Agreement and Release dated
                        February 18, 2002, between Honeywell and Dr. Barry C.
                        Johnson (incorporated by reference to Exhibit 10.25 to
                        Honeywell's Form 10-Q for the quarter ended March 31,
                        2002)
  11                  Omitted (Inapplicable)
  12                  Statement re: Computation of Ratio of Earnings to Fixed
                        Charges (filed herewith)
  13                  Pages 25 through 66 of Honeywell's 2002 Annual Report to
                        Shareowners (filed herewith)
  16                  Omitted (Inapplicable)
  18                  Omitted (Inapplicable)
  21                  Subsidiaries of the Registrant (filed herewith)
  22                  Omitted (Inapplicable)
  23                  Consent of PricewaterhouseCoopers LLP (filed herewith)
  24                  Powers of Attorney (filed herewith)
  99.1                Certification of Principal Executive Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
  99.2                Certification of Principal Financial Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

---------

    The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareowners of HONEYWELL INTERNATIONAL INC.

    Our audits of the consolidated financial statements referred to in our report dated February 6, 2003, appearing in the 2002 Annual Report to Shareowners of Honeywell International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 17(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 6, 2003

                          HONEYWELL INTERNATIONAL INC
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2002
                                 (IN MILLIONS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Balance December 31, 1999...................................  $ 84
    Provision charged to income.............................    52
    Deductions from reserves(1).............................   (37)
                                                              ----
Balance December 31, 2000...................................    99
    Provision charged to income.............................    84
    Deductions from reserves(1).............................   (55)
                                                              ----
Balance December 31, 2001...................................   128
    Provision charged to income.............................   109
    Deductions from reserves(1).............................   (90)
                                                              ----
Balance December 31, 2002...................................  $147
                                                              ----
                                                              ----

---------

(1) Represents uncollectible accounts written off, less recoveries, translation adjustments and reserves acquired.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'
 The Japanese Yen sign shall be expressed as............................ 'Y'
 The Euro sign shall be expressed as.................................... 'E'
 The registered trademark symbol shall be expressed as.................. 'r'
 Characters normally expressed as subscript shall be preceded by........ [u]