Form 10-Q
period 2003-03-31
HONEYWELL INTERNATIONAL INC
filed 2003-05-09
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974

                          Honeywell International Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                   22-2640650
           -------------------------------   ------------------
           (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)    Identification No.)

                  101 Columbia Road
                    P.O. Box 4000
               Morristown, New Jersey             07962-2497
       ---------------------------------------    ----------
       (Address of principal executive offices)   (Zip Code)

                                 (973) 455-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Outstanding at
Class of Common Stock     March 31, 2003
---------------------   ------------------
    $1 par value        857,902,339 shares

                          Honeywell International Inc.

                                      Index

                                                                           Page No.
                                                                           --------
Part I.    -         Financial Information

           Item 1.   Financial Statements:

                     Consolidated Balance Sheet -
                        March 31, 2003 and December 31, 2002                   3

                     Consolidated Statement of Operations -
                        Three Months Ended March 31, 2003 and 2002             4

                     Consolidated Statement of Cash Flows -
                        Three Months Ended March 31, 2003 and 2002             5

                     Notes to Financial Statements                             6

                     Report of Independent Accountants                        18

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   19

           Item 3.   Quantitative and Qualitative Disclosures About
                        Market Risk                                           25

           Item 4.   Controls and Procedures                                  25

Part II.   -         Other Information

           Item 1.   Legal Proceedings                                        26

           Item 4.   Submission of Matters to a Vote of Security
                        Holders                                               31

           Item 6.   Exhibits and Reports on Form 8-K                         32

Signatures                                                                    33

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      34

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                  March 31,   December 31,
                                                     2003         2002
                                                  ---------   ------------
                                                   (Dollars in millions)
ASSETS
Current assets:
   Cash and cash equivalents                       $ 2,290       $ 2,021
   Accounts, notes and other receivables             3,297         3,264
   Inventories                                       3,049         2,953
   Deferred income taxes                             1,297         1,296
   Other current assets                                887           661
                                                   -------       -------
      Total current assets                          10,820        10,195

Investments and long-term receivables                  626           624
Property, plant and equipment - net                  4,080         4,055
Goodwill                                             5,752         5,698
Other intangible assets - net                        1,080         1,074
Insurance recoveries for asbestos
   related liabilities                               1,360         1,636
Deferred income taxes                                  511           533
Prepaid pension benefit cost                         2,646         2,675
Other assets                                         1,086         1,069
                                                   -------       -------

      Total assets                                 $27,961       $27,559
                                                   =======       =======

LIABILITIES
Current liabilities:
   Accounts payable                                $ 2,023       $ 1,912
   Short-term borrowings                                58            60
   Commercial paper                                    378           201
   Current maturities of long-term debt                 47           109
   Accrued liabilities                               4,383         4,292
                                                   -------       -------
      Total current liabilities                      6,889         6,574

Long-term debt                                       4,721         4,719
Deferred income taxes                                  416           419
Postretirement benefit obligations
   other than pensions                               1,688         1,684
Asbestos related liabilities                         2,490         2,700
Other liabilities                                    2,533         2,538

SHAREOWNERS' EQUITY
Capital - common stock issued                          958           958
        - additional paid-in capital                 3,427         3,409
Common stock held in treasury, at cost              (3,716)       (3,783)
Accumulated other nonowner changes                    (988)       (1,109)
Retained earnings                                    9,543         9,450
                                                   -------       -------
      Total shareowners' equity                      9,224         8,925
                                                   -------       -------

      Total liabilities and shareowners' equity    $27,961       $27,559
                                                   =======       =======

   The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                   2003               2002
                                                  ------             ------
                                                    (Dollars in millions,
                                                  except per share amounts)
Net sales                                         $5,399             $5,199
                                                  ------             ------
Costs, expenses and other
   Cost of goods sold                              4,240              4,073
   Selling, general and administrative expenses      703                617
   (Gain) on sale of non-strategic businesses         --               (125)
   Business impairment charges                        --                 43
   Equity in (income) loss of affiliated
      companies                                        2                 (7)
   Other (income) expense                             (3)               (16)
   Interest and other financial charges               84                 87
                                                  ------             ------
                                                   5,026              4,672
                                                  ------             ------

Income before taxes and cumulative effect
   of accounting change                              373                527
Tax expense                                           99                151
                                                  ------             ------

Income before cumulative effect of accounting
   change                                            274                376
Cumulative effect of accounting change               (20)                --
                                                  ------             ------
Net income                                        $  254             $  376
                                                  ======             ======

Earnings per share of common stock-basic:
   Income before cumulative effect of
      accounting change                           $ 0.32             $ 0.46
   Cumulative effect of accounting change          (0.02)                --
                                                  ------             ------
   Net income                                     $ 0.30             $ 0.46
                                                  ======             ======

Earnings per share of common stock-assuming
   dilution:
   Income before cumulative effect of
      accounting change                           $ 0.32             $ 0.46
   Cumulative effect of accounting change          (0.02)                --
                                                  ------             ------
   Net income                                     $ 0.30             $ 0.46
                                                  ======             ======

Cash dividends per share of common stock          $.1875             $.1875
                                                  ======             ======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                  2003           2002
                                                                 ------         ------
                                                                 (Dollars in millions)
Cash flows from operating activities:
   Net income                                                    $  254         $  376
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of accounting change                      31             --
         (Gain) on sale of non-strategic businesses                  --           (125)
         Repositioning charges                                       --             53
         Business impairment charges                                 --             43
         Insurance receipts for asbestos related liabilities          2             20
         Asbestos related liability payments                        (31)            (8)
         Depreciation                                               142            176
         Undistributed earnings of equity affiliates                  2            (10)
         Deferred income taxes                                       49            121
         Other                                                      (25)          (136)
         Changes in assets and liabilities, net of the effects
            of acquisitions and divestitures:
               Accounts, notes and other receivables                (29)           170
               Inventories                                          (90)            (9)
               Other current assets                                  42              6
               Accounts payable                                     110            (48)
               Accrued liabilities                                   16           (224)
                                                                 ------         ------
Net cash provided by operating activities                           473            405
                                                                 ------         ------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                  (105)          (147)
   Proceeds from disposals of property, plant and
      equipment                                                      --              8
   Cash paid for acquisitions                                       (90)           (16)
   Proceeds from sales of businesses                                 --             96
   Decrease in short-term investments                                --              7
                                                                 ------         ------
Net cash (used for) investing activities                           (195)           (52)
                                                                 ------         ------

Cash flows from financing activities:
   Net increase in commercial paper                                 177            237
   Net (decrease) in short-term borrowings                           (2)           (60)
   Proceeds from issuance of common stock                            24             22
   Payments of long-term debt                                       (47)          (200)
   Cash dividends on common stock                                  (161)          (153)
                                                                 ------         ------
Net cash (used for) financing activities                             (9)          (154)
                                                                 ------         ------
Net increase in cash and cash equivalents                           269            199
Cash and cash equivalents at beginning of year                    2,021          1,393
                                                                 ------         ------
Cash and cash equivalents at end of period                       $2,290         $1,592
                                                                 ======         ======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

          The financial information as of March 31, 2003 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2002.

NOTE 2. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset's useful life. SFAS No. 143 primarily impacts our accounting for costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials segment. Upon adoption on January 1, 2003, we recorded an increase in property, plant and equipment, net of $16 million and recognized an asset retirement obligation of $47 million. This resulted in the recognition of a non-cash charge of $31 million ($20 million after-tax, or $0.02 per share) that is reported as a cumulative effect of an accounting change. This accounting change is not expected to have a material impact on future results of operations. Pro forma effects for the three months ended March 31, 2002, assuming adoption of SFAS No. 143 as of January 1, 2002, were not material to net income or per share amounts.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires us to recognize a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and did not have a material effect on our consolidated financial position as of March 31, 2003 or our consolidated results of operations for the three months ended March 31, 2003. As disclosed in Note 21 to our consolidated financial statements in our 2002 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. At March 31, 2003, except for the fact that we no longer guarantee the debt of BCVS of $172 million, there has been no material change to these guarantees.

          The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

                                                          Three Months Ended
                                                            March 31, 2003
                                                          ------------------
Beginning of period                                             $217
Accruals for warranties/guarantees issued during period           43
Adjustments of pre-existing warranties/guarantees                 (3)
Settlement of warranty/guarantee claims                          (35)
                                                                ----

End of period                                                   $222
                                                                ====

NOTE 3. We account for our fixed stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, there is generally no compensation cost recognized for our fixed stock option plans, because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) allows, but does not require, companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS No. 123, we elected to continue to account for compensation cost for our fixed stock option plans using the intrinsic value based method under APB No. 25. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                   2003         2002
                                                   -----       ------
Net income, as reported                            $ 254       $  376
Deduct:  Total stock-based employee compensation
   cost determined under fair value method for
   fixed stock option plans, net of related
   tax effects                                       (13)         (16)
                                                   -----       ------
Pro forma net income                               $ 241       $  360
                                                   =====       ======

Earnings per share of common stock:
   Basic - as reported                             $0.30       $ 0.46
                                                   =====       ======
   Basic - pro forma                               $0.28       $ 0.44
                                                   =====       ======

Earnings per share of common stock:
   Assuming dilution - as reported                 $0.30       $ 0.46
                                                   =====       ======
   Assuming dilution - pro forma                   $0.28       $ 0.44
                                                   =====       ======

Weighted average fair value per share of
   options granted during the period (estimated
   on grant date using Black-Scholes option-
   pricing model)                                  $8.98       $13.08

Assumptions used to determine compensation cost
  consistent with requirements of SFAS No. 123:
   Historical dividend yield                         1.9%         1.9%
   Historical volatility                            46.7%        43.6%
   Risk-free rate of return                          2.9%         4.2%
   Expected life (years)                             5.0          5.0

NOTE 4. Accounts, notes and other receivables consist of the following:

                                March 31,   December 31,
                                  2003          2002
                                ---------   ------------
Trade                             $3,091       $3,064
Other                                362          347
                                  ------       ------
                                   3,453        3,411
Less - Allowance for doubtful
       accounts                     (156)        (147)
                                  ------       ------

                                  $3,297       $3,264
                                  ======       ======

NOTE 5. Inventories consist of the following:

                                      March 31,   December 31,
                                        2003          2002
                                      --------    ------------
Raw materials                           $  939       $  936
Work in process                            844          804
Finished products                        1,401        1,361
                                        ------       ------
                                         3,184        3,101
Less - Progress payments                   (15)         (28)
       Reduction to LIFO cost basis       (120)        (120)
                                        ------       ------
                                        $3,049       $2,953
                                        ======       ======

NOTE 6. The change in the carrying amount of goodwill for the three months ended March 31, 2003 by reportable segment is as follows:

                                                                         Currency
                                                                        Translation
                        Dec. 31, 2002   Acquisitions   (Divestitures)    Adjustment   Mar 31, 2003
                       --------------   ------------   --------------   -----------   ------------
Aerospace                  $1,644           $--             $--             $--          $1,644
Automation and
   Control Solutions        2,678            51              --               2           2,731
Specialty Materials           849            --              --               2             851
Transportation and
   Power Systems              527            --              --              (1)            526
                           ------           ---             ---             ---          ------
                           $5,698           $51             $--             $ 3          $5,752
                           ======           ===             ===             ===          ======

Intangible assets are comprised of:

                                        March 31, 2003                      December 31, 2002
                              ----------------------------------   ----------------------------------
                                Gross                     Net       Gross                      Net
                              Carrying   Accumulated    Carrying   Carrying   Accumulated    Carrying
                               Amount    Amortization    Amount     Amount    Amortization    Amount
                              --------   ------------   --------   --------   ------------   --------
Intangible assets with
      determinable lives:
   Investments in Aerospace
      customer incentives      $  792       $(114)       $  678     $  769       $(107)       $  662
   Patents and trademarks         411        (287)          124        411        (286)          125
   Other                          426        (185)          241        433        (183)          250
                               ------       -----        ------     ------       -----        ------
                                1,629        (586)        1,043      1,613        (576)        1,037
Trademark with indefinite
   life                            46          (9)           37         46          (9)           37
                               ------       -----        ------     ------       -----        ------
                               $1,675       $(595)       $1,080     $1,659       $(585)       $1,074
                               ======       =====        ======     ======       =====        ======

          Amortization expense related to intangible assets was $15 and $13 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense related to intangible assets for 2003 to 2007 is expected to approximate $60 million each year.

          We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2003 and determined that there was no impairment as of that date.

NOTE 7. Total nonowner changes in shareowners' equity consist of the following:

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     2003          2002
                                                     ----          ----
Net income                                           $254          $376
Foreign exchange translation adjustments               93             4
Change in fair value of effective cash flow hedges     28             4
                                                     ----          ----
                                                     $375          $384
                                                     ====          ====

NOTE 8. Segment financial data follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        2003        2002
                                                       ------      ------
Net Sales
Aerospace                                              $2,062      $2,089
Automation and Control Solutions                        1,717       1,609
Specialty Materials                                       777         758
Transportation and Power Systems                          840         726
Corporate                                                   3          17
                                                       ------      ------
                                                       $5,399      $5,199
                                                       ======      ======

Segment Profit
Aerospace                                              $  218      $  307
Automation and Control Solutions                          185         207
Specialty Materials                                        10           8
Transportation and Power Systems                           75          73
Corporate                                                 (32)        (36)
                                                       ------      ------
   Total segment profit                                   456         559
                                                       ------      ------
Gain on sale of non-strategic businesses                   --         125
Business impairment charges                                --         (43)
Equity in income (loss) of affiliated companies            (2)          7
Other income                                                3          16
Interest and other financial charges                      (84)        (87)
Repositioning charges included in cost of goods sold
   and selling, general and administrative expenses        --         (50)
                                                       ------      ------

   Income before taxes and cumulative effect
      of accounting change                             $  373      $  527
                                                       ======      ======

NOTE 9. The details of the earnings per share calculations for the three-month periods ended March 31, 2003 and 2002 follow:

                                                        2003
                                             -------------------------
                                                                 Per
                                                      Average   Share
                                             Income   Shares    Amount
                                             ------   -------   ------
Income Before Cumulative Effect
   of Accounting Change
Earnings per share of common stock - basic    $274     856.8     $0.32
Dilutive securities issuable in connection
   with stock plans                                      0.7
                                              ----     -----     -----

Earnings per share of common stock -
   assuming dilution                          $274     857.5     $0.32
                                              ====     =====     =====

Net Income
Earnings per share of common stock - basic    $254     856.8     $0.30
Dilutive securities issuable in connection
   with stock plans                                      0.7
                                              ----     -----     -----

Earnings per share of common stock -
   assuming dilution                          $254     857.5     $0.30
                                              ====     =====     =====

                                                        2002
                                             -------------------------
                                                                 Per
                                                      Average   Share
                                             Income   Shares    Amount
                                             ------   -------   ------
Net Income
Earnings per share of common stock - basic    $376     817.0     $0.46
Dilutive securities issuable in connection
   with stock plans                                      3.4
                                              ----     -----     -----

Earnings per share of common stock -
   assuming dilution                          $376     820.4     $0.46
                                              ====     =====     =====

          The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended March 31, 2003 and 2002, the number of stock options not included in the computations were 46.2 and 42.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 10. A summary of repositioning and business impairment charges follows:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        2003         2002
                                                        ----         ----
Severance                                                $--         $ 41
Asset impairments                                         --           11
Exit costs                                                --           13
Reserve adjustments                                       --          (12)
                                                         ---         ----
   Total net repositioning charge                         --           53
                                                         ---         ----

Business impairment charges                               --           43
                                                         ---         ----

   Total net repositioning and business impairment
      charges                                            $--         $ 96
                                                         ===         ====

          The following table summarizes the pretax distribution of total net repositioning and business impairment charges by income statement classification:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        2003          2002
                                                        ----          ----
Cost of goods sold                                       $--           $46
Selling, general and administrative expenses              --             4
Business impairment charges                               --            43
Equity in (income) loss of affiliated companies           --             3
                                                         ---           ---
                                                         $--           $96
                                                         ===           ===

          The following table summarizes the pretax impact of total net repositioning and business impairment charges by reportable segment:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        2003          2002
                                                        ----          ----
Aerospace                                                $--           $--
Automation and Control Solutions                          --            39
Specialty Materials                                       --            25
Transportation and Power Systems                          --            28
Corporate                                                 --             4
                                                         ---           ---
                                                         $--           $96
                                                         ===           ===

          As disclosed in our 2002 Annual Report on Form 10-K, we recognized repositioning charges totaling $453 million in 2002 ($65 million was recognized in the three months ended March 31, 2002). The components of the charges included severance costs of $270 million, asset impairments of $121 million and other exit costs of $62 million. Severance costs were related to announced workforce reductions of approximately 8,100 manufacturing and administrative positions across all of our reportable segments and our UOP process technology joint venture, of which approximately 3,424 positions have been eliminated as of March 31, 2003. These actions are expected to be substantially completed by December 31, 2003. Also, $76 million of previously established severance accruals were returned to income in 2002, due to fewer employee separations than originally anticipated and higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace, Automation and Control Solutions and Specialty Materials reportable segments.

          The following table summarizes the status of our total repositioning costs:

                               Severance      Asset      Exit
                                 Costs     Impairments   Costs   Total
                               ---------   -----------   -----   -----
Balance at December 31, 2002     $325         $--         $81    $406
2003 usage                        (43)         --          (7)    (50)
                                 ----         ---         ---    ----

Balance at March 31, 2003        $282         $--         $74    $356
                                 ====         ===         ===    ====

          In the first quarter of 2002, we recognized an impairment charge of $27 million related to the write-down of property, plant and equipment of our Friction Materials business, which is classified as assets held for disposal in Other Current Assets (a plan of disposal of Friction Materials was adopted in 2001; in January 2003, we entered into a letter of intent to sell this business to Federal-Mogul Corp. - See Note 12). In the first quarter of 2002, we also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

NOTE 11. In March 2002, we completed the disposition of our Bendix Commercial Vehicle Systems (BCVS) business for approximately $350 million in cash and investment securities resulting in a pretax gain of $125 million. In January 2002, we had reached an agreement with Knorr-Bremse AG (Knorr) to transfer control of our global interests in BCVS to Knorr.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

          The parties participated in a two day settlement mediation in April 2003 in an attempt to resolve the cases without resort to a trial. The mediation proved unsuccessful in resolving the cases. As all significant discovery in the cases had been stayed pending completion of the mediation, we expect discovery to resume immediately.

          We continue to believe that the allegations in the Securities Law Complaints are without merit. Although it is not possible at this time to predict the outcome of these cases, we expect to prevail. However, an adverse outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter no provision has been made in our financial statements with respect to this contingent liability.

          ERISA Class Action Lawsuit - In April 2003, Honeywell and several of its current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. Honeywell has been advised that a second complaint making similar allegations has been filed in the same district, which complaint is likely to be consolidated with the original one. No answers have been filed and discovery has not commenced. Although it is not possible at this time to predict the outcome of this litigation, we believe that the allegations in these complaints are without merit and we expect to prevail. An adverse litigation outcome could, however, be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

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

          Asbestos Matters - Like many other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. We did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos related disease in the vast majority of claimants. Rather, we made several products that contained small amounts of asbestos.

          Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a group of potential claimants consisting largely of professional brake mechanics. From 1981 through March 31, 2003, we have resolved over 61,000 Bendix claims at an average indemnity cost per claim of approximately two thousand four hundred dollars.

Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs which amounted to approximately $25 million in payments in the three months ended March 31, 2003. A substantial portion of this amount is expected to be reimbursed by insurance. There are currently approximately 57,000 claims pending.

          On January 30, 2003, Honeywell and Federal-Mogul Corp. (Federal-Mogul) entered into a letter of intent (LOI) pursuant to which Federal-Mogul would acquire Honeywell's automotive Bendix Friction Materials (Bendix) business, with the exception of certain U.S. based assets. In exchange, Honeywell would receive a permanent channeling injunction shielding it from all current and future personal injury asbestos liabilities related to Honeywell's Bendix business.

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

          In the fourth quarter of 2002, we recorded a charge of $167 million consisting of a $131 million reserve for the sale of Bendix to Federal-Mogul, our estimate of asbestos related liability net of insurance recoveries and costs to complete the anticipated transaction with Federal-Mogul. Completion of the transaction contemplated by the LOI is subject to the negotiation of definitive agreements, the confirmation of Federal-Mogul's plan of reorganization by the Bankruptcy Court, the issuance of a final, non-appealable 524(g) channeling injunction permanently enjoining any Bendix related asbestos claims against Honeywell, and the receipt of all required governmental approvals. We do not believe that completion of such transaction would have a material adverse impact on our consolidated results of operations or financial position. There can be no assurance, however, that the transaction contemplated by the LOI will be completed. Honeywell presently has approximately $1.9 billion (excluding coverage previously available from Equitas; see discussion below) of insurance coverage remaining with respect to Bendix related asbestos claims. Although it is impossible to predict the outcome of pending or future claims, in light of our potential exposure, our prior experience in resolving these claims, and our insurance coverage, we do not believe that the Bendix related asbestos claims will have a material adverse effect on our consolidated financial position.

          Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

          When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. As of the date of NARCO's bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with NARCO claims. We have approximately $1.5 billion (excluding coverage previously available from Equitas; see discussion below) of insurance remaining that can be specifically allocated to NARCO related liability.

          As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended thirteen times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

          As a result of ongoing negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements or agreements in principle with approximately 236,000 claimants, which represents approximately 90 percent of the approximately 260,000 current claimants who are now expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. As part of its ongoing settlement negotiations, Honeywell is seeking to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims.

          During the fourth quarter of 2002, Honeywell recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consists of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO's parent, net of insurance recoveries of $1.8 billion.

          The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with approximately 90 percent of current claimants. Once finalized, settlement payments with respect to current claims are expected to be made over approximately a four-year period.

          The liability for future claims estimates the probable value of future asbestos related bodily injury claims asserted against NARCO over a 15 year period and obligations to NARCO's parent as discussed above. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies." Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history and the pending inventory of NARCO asbestos related claims.

          Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2003, a significant portion of this coverage is with London-based insurance companies under a coverage-in-place agreement. See below for discussion of separate Equitas settlement. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of our insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and as of March 31, 2003, we have recognized approximately $550 million in probable insurance recoveries from these carriers. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, we recorded insurance recoveries that are deemed probable through 2018 of $1.8 billion.

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

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

                                                        March 31,   December 31,
                                                          2003          2002
                                                        ---------   ------------
Other current assets                                      $  594       $  320
Insurance recoveries for asbestos related liabilities      1,360        1,636
                                                          ------       ------
                                                          $1,954       $1,956
                                                          ======       ======

Accrued liabilities                                       $  926       $  741
Asbestos related liabilities                               2,490        2,700
                                                          ------       ------
                                                          $3,416       $3,441
                                                          ======       ======

          In April 2003, we received $472 million in cash related to a comprehensive policy buy-back settlement of all insurance claims by Honeywell against Equitas. The settlement resolves all claims by Honeywell against Equitas arising from asbestos claims related to NARCO and Bendix. The coverage amounts discussed above for NARCO and Bendix do not include coverage previously available from Equitas.

                        Report of Independent Accountants

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2003, and the related consolidated statement of operations for the three-month periods ended March 31, 2003 and 2002 and the consolidated statement of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, NJ
May 5, 2003

------------------------------



The "Report of Independent Accountants" included above is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   RESULTS OF OPERATIONS - FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

     Net sales in the first quarter of 2003 were $5,399 million, an increase of $200 million, or 4 percent compared with the first quarter of 2002. The increase in sales is attributable to the following:

Acquisitions              2%
Divestitures             (2)
Price                    (1)
Volume                    1
Foreign exchange          4
                        ---

                          4%
                        ===

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $4,240 million in the first quarter of 2003 increased by $167 million, or 4 percent compared with the first quarter of 2002. This increase resulted from a $213 million increase due primarily to the unfavorable impact of foreign exchange, a decrease in sales of higher-margin products and services, primarily in our Aerospace and Automation and Control Solutions reportable segments, and higher pension expense. This increase was partially offset by a decrease of $46 million in repositioning and business impairment charges.

     Selling, general and administrative expenses of $703 million in the first quarter of 2003 increased by $86 million, or 14 percent compared with the first quarter of 2002 due mainly to higher pension and other employee benefit costs and the unfavorable impact of foreign exchange.

     Pension expense was $44 million in the first quarter of 2003 compared with pension income of $39 million in the first quarter of 2002. The increase of $83 million in pension expense in the first quarter of 2003 compared with the first quarter of 2002 was due principally to a reduction in 2003 in the assumed rate of return on plan assets from 10 to 9 percent, a decrease in the market-related value of our pension plan assets and the systematic recognition of higher net losses. These losses resulted mainly from actual pension plan asset returns below the assumed rate of return since the year 2000.

     (Gain) on sale of non-strategic businesses of $125 million in the first quarter of 2002 represented the pretax gain on the disposition of our Bendix Commercial Vehicle Systems (BCVS) business.

     Business impairment charges of $43 million in the first quarter of 2002 related to the write-down of property, plant and equipment in our Friction Materials business and the planned shutdown of a manufacturing facility in our Specialty Materials reportable segment. See the repositioning and business impairment charges section of this MD&A for further details.

     Equity in (income) loss of affiliated companies was a loss of $2 million in the first quarter of 2003 compared with income of $7 million in the first quarter of 2002. The decrease of $9 million in equity income in the first quarter of 2003 compared with the first quarter of 2002 was due mainly to equity income of $8 million in the prior year's first quarter from our divested BCVS business.

     Other (income) expense, $3 million of income in the first quarter of 2003, compared with $16 million of income in the first quarter of 2002. The decrease of $13 million in other income in the first quarter of 2003 compared with the first quarter of 2002 was due mainly to a decrease of $17 million in benefits from foreign exchange hedging resulting from the weakness in the U.S. dollar partially offset by higher interest income of $2 million.

     Interest and other financial charges of $84 million in the first quarter of 2003 decreased by $3 million, or 3 percent compared with the first quarter of 2002 due mainly to lower average debt outstanding in the current period.

     The effective tax rate was 26.5 percent in the first quarter of 2003 compared with 28.6 percent in the first quarter of 2002. This decrease in the effective tax rate of 2.1 percentage points in the first quarter of 2003 compared with the first quarter of 2002 related to the tax impact of the gain on the sale of our BCVS business and repositioning and business impairment charges in the prior year. The effective tax rate in both periods was lower than the statutory tax rate of 35 percent principally due to tax benefits on export sales, favorable tax audit settlements and foreign tax planning strategies.

     Net income was $254 million, or $0.30 per share, in the first quarter of 2003 compared with net income of $376 million, or $0.46 per share, in the first quarter of 2002. The decrease of $0.16 per share in the first quarter of 2003 compared with the first quarter of 2002 was due to the following:

o    Higher pension expense, including the impact of dilution from the prior year contribution of Honeywell common stock to our U.S. pension plans  ($0.09)

o    Cumulative effect of a change in accounting related to our adoption of
        SFAS No. 143 on January 1, 2003 - See Note 2                            (0.02)

o    Gain on the sale of BCVS business in the first quarter of 2002             (0.09)

o    Equity income in the first quarter of 2002 related to BCVS business        (0.01)

o    Repositioning and business impairment charges in the first quarter of
        2002                                                                     0.08

o    Lower sales of higher margin products and services, principally in our
        Aerospace and Automation and Control Solutions reportable segments      (0.02)

o    Increased spending for facility relocations and new programs               (0.01)
                                                                               ------
                                                                               ($0.16)
                                                                               ======

Review of Business Segments

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        2003       2002
                                                       -------    ------
Net Sales
Aerospace                                              $2,062     $2,089
Automation and Control Solutions                        1,717      1,609
Specialty Materials                                       777        758
Transportation and Power Systems                          840        726
Corporate                                                   3         17
                                                       ------     ------
                                                       $5,399     $5,199
                                                       ======     ======

Segment Profit
Aerospace                                              $  218     $  307
Automation and Control Solutions                          185        207
Specialty Materials                                        10          8
Transportation and Power Systems                           75         73
Corporate                                                 (32)       (36)
                                                       ------     ------
   Total segment profit                                   456        559
                                                       ------     ------
Gain on sale of non-strategic businesses                   --        125
Business impairment charges                                --        (43)
Equity in income (loss) of affiliated companies            (2)         7
Other income                                                3         16
Interest and other financial charges                      (84)       (87)
Repositioning charges included in cost of goods sold
   and selling, general and administrative expenses        --        (50)
                                                       ------     ------

   Income before taxes and cumulative effect
      of accounting change                             $  373     $  527
                                                       ======     ======

          Aerospace sales of $2,062 million in the first quarter of 2003 decreased by $27 million, or 1 percent compared with the first quarter of 2002 due to continued weakness in sales to our commercial original equipment (OE) customers. Sales to our air transport OE customers declined by 26 percent reflecting dramatically lower projected deliveries by our OE customers (primarily Boeing and Airbus) as commercial airlines continued to reduce aircraft orders. The airline industry continues to be negatively impacted by general weakness in the economy and the financial difficulties being encountered by certain major carriers. Sales to our business and general aviation OE customers decreased by 31 percent reflecting a decline in projected deliveries of business jet airplanes due to weakness in fractional demand and corporate profitability. We currently expect full year 2003 sales to our air transport and business and general aviation OE customers to decline by 14 and 19 percent, respectively, compared with the prior year due to reduced aircraft orders. The decrease in Aerospace sales in the first quarter of 2003 compared with the first quarter of 2002 was partially offset by an increase in sales to our commercial air transport aftermarket customers of 4 percent as strength in repair and overhaul services more than offset weakness in sales of commercial spares. Sales increased to our defense and space customers, with OE sales up by 8 percent and aftermarket sales higher by 18 percent, resulting principally from increased military activity and growth in precision guidance and spare parts. Also, sales to our business and general aviation aftermarket customers were higher by 8 percent largely due to increases in engine maintenance related to business jets. We currently expect that sales to our commercial aftermarket customers will be down by 3 percent for the full year 2003 compared with the prior year due mainly to reduced flying hours.

          Aerospace segment profit of $218 million in the first quarter of 2003 decreased by $89 million, or 29 percent compared with the first quarter of 2002 due mainly to higher pension expense and lower sales of higher-margin commercial aftermarket spare parts.

          Automation and Control Solutions sales of $1,717 million in the first quarter of 2003 increased by $108 million, or 7 percent compared with the first quarter of 2002 due to the favorable effects of foreign exchange of 6 percent and acquisitions, net of the prior year disposition of our Consumer Products business of 3 percent, partially offset by a decline in organic sales of 2 percent. Sales increased by 9 percent for our Automation and Control Products business as the effects of foreign exchange and the prior year acquisitions of Invensys Sensor Systems and Ultrak's closed-circuit television businesses more than offset the impact of the prior year disposition of our Consumer Products business and general weakness in the enconomy. Sales for our Service business were basically flat as the favorable impact from foreign exchange was offset by a decline in organic sales due to softness in capital spending as well as commercial and residential construction. Sales for our Industry Solutions business increased by 12 percent due to the favorable impact of foreign exchange and sales of our new Experion PKS product.

          Automation and Control Solutions segment profit of $185 million in the first quarter of 2003 decreased by $22 million, or 11 percent compared with the first quarter of 2002 due mainly to higher pension expense and the decline in higher-margin energy-retrofit and discretionary spot sales in our Service business.

          Specialty Materials sales of $777 million in the first quarter of 2003 increased by $19 million, or 3 percent compared with the first quarter of 2002 due to organic growth of 7 percent and the favorable impact of foreign exchange of 4 percent, partially offset by the impact of the prior year divestitures of our Advanced Circuits and Pharmaceutical Fine Chemicals businesses of 8 percent. The strong organic sales growth was led by an increase of 11 percent for our Fluorines business. Fluorines experienced strong sales of non-ozone depleting hydrofluorocarbons as a result of conversions to next-generation refrigerants and foam-blowing agents. Organic sales also increased for our Nylon System business by 9 percent due mainly to increased demand in our carpet fibers business.

          Specialty Materials segment profit of $10 million in the first quarter of 2003 increased by $2 million, or 25 percent compared with the first quarter of 2002. This increase resulted from organic sales growth in all businesses and the impact of the prior year write-down of property, plant and equipment in several businesses partially offset by higher raw material costs (principally natural gas and phenol) and pension expense. We currently expect higher raw material costs to negatively impact our segment profit throughout 2003.

          Transportation and Power Systems sales of $840 million in the first quarter of 2003 increased by $114 million, or 16 percent compared with the first quarter of 2002 due to the favorable impact of foreign exchange of 10 percent and organic growth of 6 percent. This increase resulted mainly from a 29 percent increase in sales for our Garrett Engine Boosting Systems business due to organic growth of 17 percent as worldwide demand for our turbochargers continued to be strong, particularly in Asia and North America, and the favorable impact of foreign exchange of 12 percent.

          Transportation and Power Systems segment profit of $75 million in the first quarter of 2003 increased by $2 million, or 3 percent compared with the first quarter of 2002 as the effect of higher sales in our Garrett Engine Boosting Systems business was offset by higher pension expense and increased spending for facility relocations and new programs, such as our new turbocharger technology for commercial diesel vehicles.

B.   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Total assets at March 31, 2003 were $27,961 million, an increase of $402 million, or 1 percent from December 31, 2002 mainly due to an increase in cash of $269 million. See details in Consolidated Statement of Cash Flows.

          Cash provided by operating activities of $473 million during the first three months of 2003 increased by $68 million compared with the first three months of 2002 mainly due to lower spending for repositioning and other charges partially offset by lower earnings.

          We made asbestos related payments of $31 million, including legal fees, in the first three months of 2003 and expect to make additional asbestos related payments of approximately $625 million during the remainder of 2003. This estimate is based on our experience in the first three months of 2003 regarding the timing of submissions of required evidential data by plantiffs firms. We expect to receive approximately $650 million in asbestos related insurance recoveries during the remainder of 2003. This includes the buyout of the NARCO and Bendix Equitas insurance policies in April 2003 of $472 million. We had previously anticipated receiving the Equitas payments primarily during the period 2003 through 2007. These cash flow projections are consistent with our existing asbestos reserves. See Note 12 for further details.

          In April 2003, we made a voluntary cash contribution of $170 million to our U.S. defined benefit pension plans.

          Cash used for investing activities of $195 million during the first three months of 2003 increased by $143 million compared with the first three months of 2002 due mainly to lower proceeds from sales of businesses and an increase in spending for acquisitions. The first three months of 2002 included the proceeds from our disposition of our BCVS business. The increase in spending for acquisitions in the current period mainly relates to the acquisitions of a fire controls and detection technology business and a sensor business by our Automation and Control Solutions reportable segment. This increase in cash used for investing activities was partially offset by lower capital spending mainly reflecting the completion in 2002 of a major plant in our Fluorines business. Our total capital spending for the full year 2003 is projected to be $700 million.

          In May 2003, we completed the sale of Specialty Materials' engineering plastics business to BASF in exchange for BASF's nylon fiber business and $90 million in cash.

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

          Cash used for financing activities of $9 million during the first three months of 2003 decreased by $145 million compared with the first three months of 2002 due mainly to a decrease in scheduled repayments of long-term debt in the current period. Total debt of $5,204 million at March 31, 2003 was $115 million, or 2 percent higher than at December 31, 2002 principally reflecting increased commercial paper borrowings.

Repositioning and Business Impairment Charges

          A summary of repositioning and business impairment charges follows:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    2003         2002
                                                    ----         ----
Severance                                            $--         $ 41
Asset impairments                                     --           11
Exit costs                                            --           13
Reserve adjustments                                   --          (12)
                                                     ---         ----
   Total net repositioning charge                     --           53
                                                     ---         ----

Business impairment charges                           --           43
                                                     ---         ----

  Total net repositioning and business impairment
     charges                                         $--         $ 96
                                                     ===         ====

          The following table summarizes the pretax distribution of total net repositioning and business impairment charges by income statement classification:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    2003          2002
                                                    ----          ----
Cost of goods sold                                   $--           $46
Selling, general and administrative expenses          --             4
Business impairment charges                           --            43
Equity in (income) loss of affiliated companies       --             3
                                                     ---           ---
                                                     $--           $96
                                                     ===           ===

          As disclosed in our 2002 Annual Report on Form 10-K, we recognized repositioning charges totaling $453 million in 2002 ($65 million was recognized in the three months ended March 31, 2002). The components of the charges included severance costs of $270 million, asset impairments of $121 million and other exit costs of $62 million. Severance costs were related to announced workforce reductions of approximately 8,100 manufacturing and administrative positions across all of our reportable segments and our UOP process technology joint venture, of which approximately 3,424 positions have been eliminated as of March 31, 2003. These actions are expected to be substantially completed by December 31, 2003. Also, $76 million of previously established severance accruals were returned to income in 2002, due to fewer employee separations than originally anticipated and higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace, Automation and Control Solutions and Specialty Materials reportable segments.

          These repositioning actions are expected to generate incremental pretax savings of approximately $400 million in 2003 compared with 2002 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance and other exit costs necessary to execute these actions were $50 million in the three months ended March 31, 2003 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the remaining 2002 repositioning actions will approximate $350 million in 2003 and will be funded mainly though operating cash flows.

          In the first quarter of 2002, we recognized an impairment charge of $27 million related to the write-down of property, plant and equipment of our Friction Materials business, which is classified as assets held for disposal in Other Current Assets (a plan of disposal of Friction Materials was adopted in 2001; in January 2003, we entered into a letter of intent to sell this business to Federal-Mogul Corp. - See Note 12). In the first quarter of 2002, we also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

          The following table summarizes the pretax impact of total net repositioning and business impairment charges by reportable segment:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                            2003          2002
                                            ----          ----
Aerospace                                    $--           $--
Automation and Control Solutions              --            39
Specialty Materials                           --            25
Transportation and Power Systems              --            28
Corporate                                     --             4
                                             ---           ---
                                             $--           $96
                                             ===           ===

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See our 2002 Annual Report on Form 10-K (Item 7A). At March 31, 2003, there has been no material change in this information.

ITEM 4.  CONTROLS AND PROCEDURES

          Within the 90-day period prior to the filing of this report, Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Honeywell required to be included in Honeywell's periodic filings under the Exchange Act. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

          The parties participated in a two day settlement mediation in April 2003 in an attempt to resolve the cases without resort to a trial. The mediation proved unsuccessful in resolving the cases. As all significant discovery in the cases had been stayed pending completion of the mediation, we expect discovery to resume immediately.

          We continue to believe that the allegations in the Securities Law Complaints are without merit. Although it is not possible at this time to predict the outcome of these cases, we expect to prevail. However, an adverse outcome could be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter no provision has been made in our financial statements with respect to this contingent liability.

          ERISA Class Action Lawsuit - In April 2003, Honeywell and several of its current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. Honeywell has been advised that a second complaint making similar allegations has been filed in the same district, which complaint is likely to be consolidated with the original one. No answers have been filed and discovery has not commenced. Although it is not possible at this time to predict the outcome of this litigation, we believe that the allegations in these complaints are without merit and we expect to prevail. An adverse litigation outcome could, however, be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

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

          Asbestos Matters - Like many other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. We did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos related disease in the vast majority of claimants. Rather, we made several products that contained small amounts of asbestos.

          Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a group of potential claimants consisting largely of professional brake mechanics. From 1981 through March 31, 2003, we have resolved over 61,000 Bendix claims at an average indemnity cost per claim of approximately two thousand four hundred dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs which amounted to approximately $25 million in payments in the three months ended March 31, 2003. A substantial portion of this amount is expected to be reimbursed by insurance. There are currently approximately 57,000 claims pending.

          On January 30, 2003, Honeywell and Federal-Mogul Corp. (Federal-Mogul) entered into a letter of intent (LOI) pursuant to which Federal-Mogul would acquire Honeywell's automotive Bendix Friction Materials (Bendix) business, with the exception of certain U.S. based assets. In exchange, Honeywell would receive a permanent channeling injunction shielding it from all current and future personal injury asbestos liabilities related to Honeywell's Bendix business.

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

          In the fourth quarter of 2002, we recorded a charge of $167 million consisting of a $131 million reserve for the sale of Bendix to Federal-Mogul, our estimate of asbestos related liability net of insurance recoveries and costs to complete the anticipated transaction with Federal-Mogul. Completion of the transaction contemplated by the LOI is subject to the negotiation of definitive agreements, the confirmation of Federal-Mogul's plan of reorganization by the Bankruptcy Court, the issuance of a final, non-appealable 524(g) channeling injunction permanently enjoining any Bendix related asbestos claims against Honeywell, and the receipt of all required governmental approvals. We do not believe that completion of such transaction would have a material adverse impact on our consolidated results of operations or financial position. There can be no assurance, however, that the transaction contemplated by the LOI will be completed. Honeywell presently has approximately $1.9 billion (excluding coverage previously available from Equitas; see discussion below) of insurance coverage remaining with respect to Bendix related asbestos claims. Although it is impossible to predict the outcome of pending or future claims, in light of our potential exposure, our prior experience in resolving these claims, and our insurance coverage, we do not believe that the Bendix related asbestos claims will have a material adverse effect on our consolidated financial position.

          Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

          When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. As of the date of NARCO's bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with NARCO claims. We have approximately $1.5 billion (excluding coverage previously available from Equitas; see discussion below) of insurance remaining that can be specifically allocated to NARCO related liability.

          As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended thirteen times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

          As a result of ongoing negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements or agreements in principle with approximately 236,000 claimants, which represents approximately 90 percent of the approximately 260,000 current claimants who are now expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. As part of its ongoing settlement negotiations, Honeywell is seeking to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims.

          During the fourth quarter of 2002, Honeywell recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consists of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO's parent, net of insurance recoveries of $1.8 billion.

          The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with approximately 90 percent of current claimants. Once finalized, settlement payments with respect to current claims are expected to be made over approximately a four-year period.

          The liability for future claims estimates the probable value of future asbestos related bodily injury claims asserted against NARCO over a 15 year period and obligations to NARCO's parent as discussed above. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies." Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history and the pending inventory of NARCO asbestos related claims.

          Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2003, a significant portion of this coverage is with London-based insurance companies under a coverage-in-place agreement. See below for discussion of separate Equitas settlement. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of our insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and as of March 31, 2003, we have recognized approximately $550 million in probable insurance recoveries from these carriers. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, we recorded insurance recoveries that are deemed probable through 2018 of $1.8 billion.

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

          In April 2003, we received $472 million in cash related to a comprehensive policy buy-back settlement of all insurance claims by Honeywell against Equitas. The settlement resolves all claims by Honeywell against Equitas arising from asbestos claims related to NARCO and Bendix. The coverage amounts discussed above for NARCO and Bendix do not include coverage previously available from Equitas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareowners of Honeywell held on April 28, 2003, the following matters set forth in our Proxy Statement dated March 17, 2003, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

     (1) The nominees listed below were elected directors for a three-year term ending at the 2006 Annual Meeting with the respective votes set forth opposite their names:

                                  FOR        WITHHELD
                              -----------   ----------
          Hans W. Becherer    708,829,857   39,867,357

          Gordon M. Bethune   707,882,222   40,814,993

          Jaime Chico Pardo   709,081,469   39,615,745

          Ann M. Fudge        707,903,486   40,793,727

     (2) A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2003 was approved, with 713,476,991 votes cast FOR, 25,145,928 votes cast AGAINST, and 10,074,032 abstentions;

     (3) A proposal seeking approval of the 2003 Stock Incentive Plan was approved, with 553,271,502 votes cast FOR, 58,469,585 votes cast AGAINST, 14,853,321 abstentions and 122,102,806 broker non-votes;

     (4) A shareowner proposal regarding shareowner voting provisions was approved, with 406,223,818 votes cast FOR, 206,160,819 votes cast AGAINST, 14,221,480 abstentions and 122,091,097 broker non-votes;

     (5) A shareowner proposal regarding shareowner cumulative voting was not approved, with 281,023,369 votes cast FOR, 330,421,087 votes cast AGAINST, 15,156,466 abstentions and 122,096,292 broker non-votes;

     (6) A shareowner proposal regarding annual election of directors was approved, with 371,086,462 votes cast FOR, 241,582,658 votes cast AGAINST, 13,937,800 abstentions and 122,090,294 broker non-votes;

     (7) A shareowner proposal regarding separation of the office of Chairman and Chief Executive Officer was not approved, with 208,747,197 votes cast FOR, 402,414,675 votes cast AGAINST, 15,465,342 abstentions and 122,070,000 broker non-votes;

     (8) A shareowner proposal regarding pay disparity was not approved, with 83,798,409 votes cast FOR, 523,879,603 votes cast AGAINST, 18,944,204 abstentions and 122,074,998 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See the Exhibit Index on page 38 of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31, 2003.

          1. On January 30, 2003, a report was filed reporting that we had entered into a letter of intent with Federal-Mogul Corp. for them to acquire our Bendix Friction Materials business.

          2.   On January 31, 2003, a report was filed which furnished, under
               Item 9, a press release reporting our earnings for the year 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Honeywell International Inc.


Date: May 9, 2003                           By: /s/ John J. Tus
                                                --------------------------------
                                                John J. Tus
                                                Vice President and Controller
                                                (on behalf of the Registrant
                                                and as the Registrant's
                                                Principal Accounting Officer)

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


Date: May 9, 2003                           By: /s/ David M. Cote
                                                --------------------------------
                                                David M. Cote
                                                Chief Executive Officer

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


Date: May 9, 2003                           By: /s/ Richard F. Wallman
                                                --------------------------------
                                                Richard F. Wallman
                                                Chief Financial Officer

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

----------
* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share", is provided in Note 9 to the condensed consolidated financial statements in this report.