Form 10-Q
period 2003-06-30
HONEYWELL INTERNATIONAL INC
filed 2003-08-08
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-8974

                         Honeywell International Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
Class of Common Stock                                            June 30, 2003
--------------------                                          ------------------
    $1 par value                                              860,054,513 shares

                          Honeywell International Inc.

                                      Index


                                                                        Page No.
                                                                        --------
Part I. - Financial Information

   Item 1. Financial Statements:

      Consolidated Balance Sheet - June 30, 2003 and December 31,
         2002                                                               3

      Consolidated Statement of Operations - Three and Six Months
         Ended June 30, 2003 and 2002                                       4

      Consolidated Statement of Cash Flows - Six Months Ended
         June 30, 2003 and 2002                                             5

      Notes to Financial Statements                                         6

      Report of Independent Auditors                                       20

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  21

   Item 3. Quantitative and Qualitative Disclosures About
      Market Risk                                                          32

   Item 4. Controls and Procedures                                         32

Part II. - Other Information

   Item 1. Legal Proceedings                                               32

   Item 6. Exhibits and Reports on Form 8-K                                38

Signatures                                                                 39

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

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                  June 30,   December 31,
                                                    2003         2002
                                                  --------   ------------
                                                   (Dollars in millions)
ASSETS
Current assets:
   Cash and cash equivalents                      $ 2,626      $ 2,021
   Accounts, notes and other receivables            3,353        3,264
   Inventories                                      3,055        2,953
   Deferred income taxes                            1,592        1,296
   Other current assets                               490          661
                                                  -------      -------
      Total current assets                         11,116       10,195

Investments and long-term receivables                 649          624
Property, plant and equipment - net                 4,222        4,055
Goodwill                                            5,717        5,698
Other intangible assets - net                       1,087        1,074
Insurance recoveries for asbestos
   related liabilities                              1,370        1,636
Deferred income taxes                                 303          533
Prepaid pension benefit cost                        2,775        2,675
Other assets                                        1,294        1,069
                                                  -------      -------

      Total assets                                $28,533      $27,559
                                                  =======      =======

LIABILITIES
Current liabilities:
   Accounts payable                               $ 2,093      $ 1,912
   Short-term borrowings                              147           60
   Commercial paper                                   188          201
   Current maturities of long-term debt                53          109
   Accrued liabilities                              4,168        4,292
                                                  -------      -------
      Total current liabilities                     6,649        6,574

Long-term debt                                      5,042        4,719
Deferred income taxes                                 512          419
Postretirement benefit obligations
   other than pensions                              1,685        1,684
Asbestos related liabilities                        2,394        2,700
Other liabilities                                   2,512        2,538

SHAREOWNERS' EQUITY
Capital - common stock issued                         958          958
        - additional paid-in capital                3,443        3,409
Common stock held in treasury, at cost             (3,674)      (3,783)
Accumulated other nonowner changes                   (689)      (1,109)
Retained earnings                                   9,701        9,450
                                                  -------      -------
      Total shareowners' equity                     9,739        8,925
                                                  -------      -------

      Total liabilities and shareowners' equity   $28,533      $27,559
                                                  =======      =======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          ------------------   -----------------
                                            2003     2002        2003      2002
                                           ------   ------     -------   -------
                                                   (Dollars in millions,
                                                 except per share amounts)
Net sales                                  $5,749   $5,651     $11,148   $10,850
                                           ------   ------     -------   -------
Costs, expenses and other
   Cost of goods sold                       4,514    4,431       8,754     8,504
   Selling, general and administrative
      expenses                                762      660       1,465     1,277
   (Gain) loss on sale of non-strategic
      businesses                              (31)     166         (31)       41
   Business impairment charges                 --       --          --        43
   Equity in (income) loss of
      affiliated companies                     (6)      (3)         (4)      (10)
   Other (income) expense                     (24)      (6)        (27)      (22)
   Interest and other financial charges        87       88         171       175
                                           ------   ------     -------   -------
                                            5,302    5,336      10,328    10,008
                                           ------   ------     -------   -------

Income before taxes and cumulative
   effect of accounting change                447      315         820       842
Tax expense (benefit)                         128     (144)        227         7
                                           ------   ------     -------   -------

Income before cumulative effect of
   accounting change                          319      459         593       835
Cumulative effect of accounting change         --       --         (20)       --
                                           ------   ------     -------   -------

Net income                                 $  319   $  459     $   573   $   835
                                           ======   ======     =======   =======

Earnings per share of common stock -
   basic:
   Income before cumulative effect of
      accounting change                    $ 0.37   $ 0.56     $  0.69   $  1.02
   Cumulative effect of accounting
      change                                   --       --       (0.02)       --
                                           ------   ------     -------   -------
   Net income                              $ 0.37   $ 0.56     $  0.67   $  1.02
                                           ======   ======     =======   =======

Earnings per share of common stock -
   assuming dilution:
   Income before cumulative effect of
      accounting change                    $ 0.37   $ 0.56     $  0.69   $  1.02
   Cumulative effect of accounting
      change                                   --       --       (0.02)       --
                                           ------   ------     -------   -------
   Net income                              $ 0.37   $ 0.56     $  0.67   $  1.02
                                           ======   ======     =======   =======

Cash dividends per share of common
   stock                                   $.1875   $.1875     $ .3750   $ .3750
                                           ======   ======     =======   =======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                              ---------------------
                                                                 2003      2002
                                                                ------    ------
                                                              (Dollars in millions)
Cash flows from operating activities:
   Net income                                                   $  573    $  835
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Cumulative effect of accounting change                        31        --
      (Gain) loss on sale of non-strategic businesses              (31)       41
      Repositioning and other charges                               34       190
      Business impairment charges                                   --        43
      Insurance receipts for asbestos related liabilities          477        55
      Asbestos related liability payments                         (388)      (50)
      Depreciation                                                 290       340
      Undistributed earnings of equity affiliates                   (4)      (23)
      Deferred income taxes                                        134        35
      Pension contributions - U.S. plans                          (170)       --
      Other                                                         65      (251)
      Changes in assets and liabilities, net of the effects
         of acquisitions and divestitures:
         Accounts, notes and other receivables                     (80)      (77)
         Inventories                                               (95)       42
         Other current assets                                       18       (26)
         Accounts payable                                          175        (8)
         Accrued liabilities                                        (3)      (19)
                                                                ------    ------
Net cash provided by operating activities                        1,026     1,127
                                                                ------    ------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                 (276)     (299)
   Proceeds from disposals of property, plant and
      equipment                                                     --        21
   Cash paid for acquisitions                                     (122)      (19)
   Proceeds from sales of businesses                                90       186
   Decrease in short-term investments                               --         7
                                                                ------    ------
Net cash (used for) investing activities                          (308)     (104)
                                                                ------    ------

Cash flows from financing activities:
   Net increase (decrease) in commercial paper                     (13)      237
   Net increase (decrease) in short-term borrowings                 78       (62)
   Proceeds from issuance of common stock                           31        34
   Payments of long-term debt                                      (70)     (382)
   Cash dividends on common stock                                 (322)     (306)
                                                                ------    ------
Net cash (used for) financing activities                          (296)     (479)
                                                                ------    ------

Effect of foreign exchange rate changes on cash and cash
   equivalents                                                     183        39
                                                                ------    ------

Net increase in cash and cash equivalents                          605       583
Cash and cash equivalents at beginning of year                   2,021     1,393
                                                                ------    ------
Cash and cash equivalents at end of period                      $2,626    $1,976
                                                                ======    ======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three- and six-month periods ended June 30, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The financial information as of June 30, 2003 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2002.

NOTE 2. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset's useful life. SFAS No. 143 primarily impacts our accounting for costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials reportable segment. Upon adoption on January 1, 2003, we recorded an increase in property, plant and equipment, net of $16 million and recognized an asset retirement obligation of $47 million. This resulted in the recognition of a non-cash charge of $31 million ($20 million after-tax, or $0.02 per share) that is reported as a cumulative effect of an accounting change. This accounting change is not expected to have a material impact on future results of operations. Pro forma effects for the three- and six-month periods ended June 30, 2002, assuming adoption of SFAS No. 143 as of January 1, 2002, were not material to net income or per share amounts.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on consolidation of variable interest entities and applies immediately to variable interests created after January 31, 2003. FIN 46 will become applicable effective July 1, 2003 for variable interest entities created before February 1, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our consolidated results of operations and financial position.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will adopt EITF Issue No. 00-21 prospectively in the quarter beginning July 1, 2003. We do not expect that the adoption of EITF Issue No. 00-21 will have a material effect on our consolidated results of operations and financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires us to recognize a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and did not have a material effect on our consolidated financial position as of June 30, 2003 or our consolidated results of operations for the three and six months ended June 30, 2003. As disclosed in Note 21 to our consolidated financial statements in our 2002 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. At June 30, 2003, except for the fact that we no longer guarantee the debt of Bendix Commercial Vehicle Systems of $172 million, there has been no material change to these guarantees.

     The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

                                                          Six Months Ended
                                                           June 30, 2003
                                                          ----------------
Beginning of period                                             $217
Accruals for warranties/guarantees issued during period          104
Adjustments of pre-existing warranties/guarantees                 11
Settlement of warranty/guarantee claims                          (80)
                                                                ----
End of period                                                   $252
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

                                             Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                             ------------------   ----------------
                                                2003    2002        2003    2002
                                               -----   -----       -----   -----
Net income, as reported                        $ 319   $ 459       $ 573   $ 835
Deduct: Total stock-based employee
   compensation cost determined under fair
   value method for fixed stock option
   plans, net of related tax effects             (12)    (16)        (25)    (32)
                                               -----   -----       -----   -----
Pro forma net income                           $ 307   $ 443       $ 548   $ 803
                                               =====   =====       =====   =====

Earnings per share of common stock:
   Basic - as reported                         $0.37   $0.56       $0.67   $1.02
                                               =====   =====       =====   =====
   Basic - pro forma                           $0.36   $0.54       $0.64   $0.98
                                               =====   =====       =====   =====

Earnings per share of common stock:
   Assuming dilution - as reported             $0.37   $0.56       $0.67   $1.02
                                               =====   =====       =====   =====
   Assuming dilution - pro forma               $0.36   $0.54       $0.64   $0.98
                                               =====   =====       =====   =====

                                                                   Three Months Ended   Six Months Ended
                                                                        June 30,            June 30,
                                                                   ------------------   ----------------
                                                                      2003    2002        2003    2002
                                                                     -----   ------      -----   ------
The following sets forth fair value per share information,
   including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Weighted average fair value per share of
   options granted during the period
   (estimated on grant date using
   Black-Scholes option-pricing model)                               $8.12   $14.24      $8.80   $12.79

Assumptions:
   Historical dividend yield                                           2.2%     1.9%       2.0%     1.9%
   Historical volatility                                              46.9%    43.9%      46.7%    43.7%
   Risk-free rate of return                                            2.9%     4.4%       2.9%     4.2%
   Expected life (years)                                               5.0      5.0        5.0      5.0

NOTE 4. Accounts, notes and other receivables consist of the following:

                                                       June 30,   December 31,
                                                         2003         2002
                                                       --------   ------------
Trade                                                   $3,110       $3,064
Other                                                      405          347
                                                        ------       ------
                                                         3,515        3,411
Less - Allowance for doubtful
          accounts                                        (162)        (147)
                                                        ------       ------
                                                        $3,353       $3,264
                                                        ======       ======

NOTE 5. Inventories consist of the following:

                                                       June 30,   December 31,
                                                         2003         2002
                                                       --------   ------------
Raw materials                                           $1,050       $  936
Work in process                                            840          804
Finished products                                        1,301        1,361
                                                        ------       ------
                                                         3,191        3,101
Less - Progress payments                                   (16)         (28)
       Reduction to LIFO cost basis                       (120)        (120)
                                                        ------       ------
                                                        $3,055       $2,953
                                                        ======       ======

NOTE 6. The change in the carrying amount of goodwill for the six months ended June 30, 2003 by reportable segment is as follows:

                                                                          Currency
                                                                         Translation
                         Dec. 31, 2002   Acquisitions   (Divestitures)    Adjustment   June 30, 2003
                         -------------   ------------   --------------   -----------   -------------
Aerospace                    $1,644           $--            $ --            $ 7           $1,651
Automation and
   Control Solutions          2,678            63              --             11            2,752
Specialty Materials             849             5             (80)            12              786
Transportation Systems          527            --              --              1              528
                             ------           ---            ----            ---           ------
                             $5,698           $68            $(80)           $31           $5,717
                             ======           ===            ====            ===           ======

Intangible assets are comprised of:

                                          June 30, 2003                     December 31, 2002
                              ----------------------------------   ----------------------------------
                                Gross                     Net       Gross                       Net
                              Carrying   Accumulated    Carrying   Carrying    Accumulated   Carrying
                               Amount    Amortization    Amount     Amount    Amortization    Amount
                              --------   ------------   --------   --------   ------------   --------
Intangible assets with
   determinable lives:
   Investments in Aerospace
      customer incentives      $  814        $(122)      $  692     $  769        $(107)      $  662
   Patents and trademarks         409         (289)         120        411         (286)         125
   Other                          417         (179)         238        433         (183)         250
                               ------        -----       ------     ------        -----       ------
                                1,640         (590)       1,050      1,613         (576)       1,037
Trademark with indefinite
   life                            46           (9)          37         46           (9)          37
                               ------        -----       ------     ------        -----       ------
                               $1,686        $(599)      $1,087     $1,659        $(585)      $1,074
                               ======        =====       ======     ======        =====       ======

     Amortization expense related to intangible assets was $31 and $29 million for the six months ended June 30, 2003 and 2002, respectively. Amortization expense related to intangible assets for 2003 to 2007 is expected to approximate $60 million each year.

     We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2003 and determined that there was no impairment as of that date.

NOTE 7. Total nonowner changes in shareowners' equity consist of the following:

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   ----------------
                                              2003   2002        2003    2002
                                              ----   ----        ----   ------
Net income                                    $319   $459        $573   $  835
Foreign exchange translation
   adjustments                                 270    242         363      246
Change in fair value of effective
   cash flow hedges                             29    (23)         57      (19)
                                              ----   ----        ----   ------
                                              $618   $678        $993   $1,062
                                              ====   ====        ====   ======

NOTE 8.  Segment financial data follows:

                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                           ------------------   -----------------
                                              2003     2002       2003      2002
                                             ------   ------    -------   -------
Net Sales
Aerospace                                    $2,161   $2,204    $ 4,223   $ 4,293
Automation and Control Solutions              1,837    1,758      3,554     3,367
Specialty Materials                             823      870      1,600     1,628
Transportation Systems                          925      805      1,765     1,531
Corporate                                         3       14          6        31
                                             ------   ------    -------   -------
                                             $5,749   $5,651    $11,148   $10,850
                                             ======   ======    =======   =======

Segment Profit
Aerospace                                    $  224   $  364    $   442   $   671
Automation and Control Solutions                177      220        362       427
Specialty Materials                              28       34         38        42
Transportation Systems                          112      104        187       177
Corporate                                       (34)     (35)       (66)      (71)
                                             ------   ------    -------   -------
   Total segment profit                         507      687        963     1,246
                                             ------   ------    -------   -------
Gain (loss) on sale of non-strategic
   businesses                                    31     (166)        31       (41)
Business impairment charges                      --       --         --       (43)
Equity in income of affiliated companies          6        3          4        10
Other income                                     24        6         27        22
Interest and other financial charges            (87)     (88)      (171)     (175)
Repositioning and other charges included
   in cost of goods sold and selling,
   general and administrative expenses          (34)    (127)       (34)     (177)
                                             ------   ------    -------   -------

   Income before taxes and cumulative
      effect of accounting change            $  447   $  315    $   820   $   842
                                             ======   ======    =======   =======

NOTE 9. The details of the earnings per share calculations for the three- and six-month periods ended June 30, 2003 and 2002 follow:

                                     Three Months 2003            Six Months 2003
                                 -------------------------   -------------------------
                                                      Per                         Per
                                          Average    Share            Average    Share
                                 Income    Shares   Amount   Income    Shares   Amount
                                 ------   -------   ------   ------   -------   ------
Income Before Cumulative
   Effect of Accounting Change
Earnings per share of common
   stock - basic                  $319     859.9     $0.37    $593     858.4     $0.69
Dilutive securities issuable
   in connection with stock
   plans                                     1.0                         0.8
                                  ----     -----     -----    ----     -----     -----
Earnings per share of common
   stock - assuming dilution      $319     860.9     $0.37    $593     859.2     $0.69
                                  ====     =====     =====    ====     =====     =====

Net Income
Earnings per share of common
   stock - basic                  $319     859.9     $0.37    $573     858.4     $0.67
Dilutive securities issuable
   in connection with stock
   plans                                     1.0                         0.8
                                  ----     -----     -----    ----     -----     -----
Earnings per share of common
   stock - assuming dilution      $319     860.9     $0.37    $573     859.2     $0.67
                                  ====     =====     =====    ====     =====     =====

                                     Three Months 2002            Six Months 2002
                                 -------------------------   -------------------------
                                                      Per                         Per
                                          Average    Share            Average    Share
                                 Income    Shares   Amount   Income    Shares   Amount
                                 ------   -------   ------   ------   -------   ------
Net Income
Earnings per share of common
   stock - basic                  $459     819.4     $0.56    $835     818.2     $1.02
Dilutive securities issuable
   in connection with stock
   plans                                     3.9                         3.5
                                  ----     -----     -----    ----     -----     -----
Earnings per share of common
   stock - assuming dilution      $459     823.3     $0.56    $835     821.7     $1.02
                                  ====     =====     =====    ====     =====     =====

     The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and six-month periods ended June 30, 2003, the number of stock options not included in the computations were 43.7 and 44.3 million, respectively. For the three- and six-month periods ended June 30, 2002, the number of stock options not included in the computations were 22.4 and 24.7 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 10. A summary of repositioning, business impairment and other charges follows:

                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                           2003   2002        2003   2002
                                           ----   ----        ----   ----
Severance                                  $ 22   $ 32        $ 22   $ 73
Asset impairments                            --     57          --     68
Exit costs                                    3     10           3     23
Reserve adjustments                         (23)   (31)        (23)   (43)
                                           ----   ----        ----   ----
   Total net repositioning charge             2     68           2    121
                                           ----   ----        ----   ----

Probable and resonably estimable
   environmental liabilities                 32     --          32     --
Business impairment charges                  --     --          --     43
Customer claims and settlements
   of contract liabilities                   --     29          --     29
Write-offs of receivables,
   inventories and other assets              --     40          --     40
                                           ----   ----        ----   ----

   Total net repositioning, business
      impairment and other charges         $ 34   $137        $ 34   $233
                                           ====   ====        ====   ====

     The following table summarizes the pretax distribution of total net repositioning, business impairment and other charges by income statement classification:

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------   ----------------
                                            2003   2002         2003   2002
                                            ----   ----         ----   ----
Cost of goods sold                           $29   $127          $29   $173
Selling, general and administrative
   expenses                                    5     --            5      4
Business impairment charges                   --     --           --     43
Equity in (income) loss of affiliated
   companies                                  --     10           --     13
                                             ---   ----          ---   ----
                                             $34   $137          $34   $233
                                             ===   ====          ===   ====

     The following table summarizes the pretax impact of total net repositioning, business impairment and other charges by reportable segment:

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   ------------------   ----------------
                                       2003   2002         2003   2002
                                       ----   ----         ----   ----
Aerospace                              $(2)   $  6         $(2)   $  6
Automation and Control Solutions        (8)     22          (8)     61
Specialty Materials                      7     107           7     132
Transportation Systems                  --       2          --      30
Corporate                               37      --          37       4
                                       ---    ----         ---    ----
                                       $34    $137         $34    $233
                                       ===    ====         ===    ====

     In the second quarter of 2003, we recognized a charge of $25 million mainly for severance costs related to workforce reductions of 448 manufacturing and administrative positions principally in our Specialty Materials and Aerospace reportable segments. Also, $23 million of previously established accruals, mainly for severance, were returned to income in the second quarter of 2003, due to fewer employee separations than originally anticipated associated with certain 2002 repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

     As disclosed in our 2002 Annual Report on Form 10-K, we recognized repositioning charges totaling $453 million in 2002 ($99 and $164 million were recognized in the three- and six-month periods ended June 30, 2002). The components of the charges included severance costs of $270 million, asset impairments of $121 million and other exit costs of $62 million. Severance costs were related to announced workforce reductions of approximately 8,100 manufacturing and administrative positions across all of our reportable segments and our UOP process technology joint venture, of which approximately 5,200 positions have been eliminated as of June 30, 2003. These actions are expected to be substantially completed by December 31, 2003. Also, $76 million of previously established severance accruals were returned to income in 2002, due to fewer employee separations than originally anticipated and higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace, Automation and Control Solutions and Specialty Materials reportable segments.

     The following table summarizes the status of our total repositioning costs:

                               Severance      Asset       Exit
                                 Costs     Impairments   Costs   Total
                               ---------   -----------   -----   -----
Balance at December 31, 2002     $325          $--       $ 81    $406
2003 charges                       22           --          3      25
2003 usage                        (78)          --        (15)    (93)
Adjustments                       (20)          --         (3)    (23)
                                 ----          ---       ----    ----

Balance at June 30, 2003         $249          $--       $ 66    $315
                                 ====          ===       ====    ====

     In the second quarter of 2003, we recognized other charges of $32 million for legacy environmental matters deemed probable and reasonably estimable in the second quarter of 2003 including the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. as discussed in
Note 12.

     In the second quarter of 2002, we recognized other charges consisting of customer claims and settlements of contract liabilities of $29 million and write-offs of receivables, inventories and other assets of $40 million. Such charges related mainly to our Advanced Circuits business which was sold in the fourth quarter of 2002, bankruptcy of a customer in our Aerospace reportable segment, and customer claims in our Industry Solutions business.

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

NOTE 11. In May 2003, we completed the sale of Specialty Materials' Engineering Plastics (Engineering Plastics) business to BASF in exchange for BASF's nylon fiber business and $90 million in cash. This transaction is not expected to have a material impact on Specialty Materials' sales or segment profit in 2003. The sale of Engineering Plastics resulted in a pretax gain of $31 million, after-tax $9 million, including the tax benefits associated with prior capital losses.

     In June 2002, we sold Specialty Materials' Pharmaceutical Fine Chemicals
(PFC) and Automation and Control's Consumer Products (Consumer Products) businesses for proceeds of approximately $105 million, mainly cash, resulting in a pretax loss of $166 million (after-tax gain of $98 million). The businesses sold had a higher deductible tax basis than book basis which resulted in an after-tax gain. In March 2002, we completed the disposition of our Bendix Commercial Vehicle Systems (BCVS) business for approximately $350 million in cash and investment securities resulting in a pretax gain of $125 million. In January 2002, we had reached an agreement with Knorr-Bremse AG (Knorr) to transfer control of our global interests in BCVS to Knorr.

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

     The parties participated in a two day settlement mediation in April 2003 in an attempt to resolve the cases without resort to a trial. The mediation proved unsuccessful in resolving the cases. Discovery in the cases, which had been stayed pending completion of the mediation, has resumed.

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

     ERISA Class Action Lawsuit - In April 2003, Honeywell and several of its current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. In July 2003, an amended complaint making similar allegations and naming several current and former officers and directors as defendants was filed in the same district. No answers have been filed and discovery has not commenced. Although it is not possible at this time to predict the outcome of this litigation, we believe that the allegations in these complaints are without merit and we expect to prevail. An adverse litigation outcome could, however, be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

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

     In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the court's determinations and has appealed the court's decision. Honeywell is also seeking a stay of aspects of the court's order. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order
(ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Under the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total costs of such studies and remediation does not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the court's order. We have not developed a remedial action plan for the excavation and offsite disposal directed under the court's order and therefore are unable to estimate the cost of such actions. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Provisions have been previously made in our financial statements as to remedial costs consistent with the ACO and during the three months ended June 30, 2003 we provided for additional costs which are likely to be incurred during the pendency of our appeal, which provisions do not assume excavation and offsite removal of chromium from the site. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid.

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

     Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a group of potential claimants consisting largely of professional brake mechanics. From 1981 through June 30, 2003, we have resolved over 62,000 Bendix claims at an average indemnity cost per claim of approximately two thousand six hundred dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs which amounted to approximately $50 million in payments in the six months ended June 30, 2003. A substantial portion of this amount is expected to be reimbursed by insurance. There are currently approximately 69,000 claims pending.

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

     As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended sixteen times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

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

     Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2003, a significant portion of this coverage is with London-based insurance companies under a coverage-in-place agreement. See below for discussion of separate Equitas settlement. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of our insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and as of June 30, 2003, we have recognized approximately $550 million in probable insurance recoveries from these carriers. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, we recorded insurance recoveries that are deemed probable through 2018 of $1.8 billion. A portion of this insurance has been received, primarily from Equitas, as discussed below.

     During the six months ended June 30, 2003, we made asbestos related payments of $388 million, including legal fees. During the six months ended June 30, 2003, we received $477 million in insurance reimbursements including $472 million in cash received from Equitas related to a comprehensive policy buy-back settlement of all insurance claims by Honeywell against Equitas. The settlement resolves all claims by Honeywell against Equitas arising from asbestos claims related to NARCO and Bendix. The coverage amounts discussed above for NARCO and Bendix do not include coverage previously available from Equitas.

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

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

                                                        June 30,   December 31,
                                                          2003         2002
                                                        --------   ------------
Other current assets                                     $  170       $  320
Insurance recoveries for asbestos related liabilities     1,370        1,636
                                                         ------       ------
                                                         $1,540       $1,956
                                                         ======       ======

Accrued liabilities                                      $  727       $  741
Asbestos related liabilities                              2,394        2,700
                                                         ------       ------
                                                         $3,121       $3,441
                                                         ======       ======

                        Report of Independent Auditors

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2003, and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, NJ
August 8, 2003


-----------------------

The "Report of Independent Auditors" included above is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

     Net sales in the second quarter of 2003 were $5,749 million, an increase of $98 million, or 2 percent compared with the second quarter of 2002. The increase in sales is attributable to the following:

Acquisitions        2%
Divestitures       (2)
Price              --
Volume             (2)
Foreign exchange    4
                   --
                    2%
                   ==

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $4,514 million in the second quarter of 2003 increased by $83 million, or 2 percent compared with the second quarter of 2002. This increase resulted from a $181 million increase due primarily to the unfavorable impact of foreign exchange, a decrease in sales of higher-margin products and services, primarily in our Aerospace and Automation and Control Solutions reportable segments, and higher pension, product development and other expenses. This increase was partially offset by a decrease of $98 million in repositioning and other charges.

     Selling, general and administrative expenses of $762 million in the second quarter of 2003 increased by $102 million, or 15 percent compared with the second quarter of 2002 due mainly to higher pension and other employee benefit costs and the unfavorable impact of foreign exchange.

     Pension expense was $44 million in the second quarter of 2003 compared with pension income of $39 million in the second quarter of 2002. The increase of $83 million in pension expense in the second quarter of 2003 compared with the second quarter of 2002 was due principally to a reduction in 2003 in the assumed rate of return on plan assets from 10 to 9 percent, a decrease in the market-related value of our pension plan assets during the period 2000 to 2002 and the systematic recognition of higher net losses. These losses resulted mainly from actual pension plan asset returns below the assumed rate of return during the period 2000 to 2002.

     Gain on sale of non-strategic businesses of $31 million in the second quarter of 2003 represents the pretax gain on the disposition of Specialty Materials' Engineering Plastics (Engineering Plastics) business. Loss on sale of non-strategic businesses of $166 million in the second quarter of 2002 represented the pretax loss on the dispositions of Specialty Materials' Pharmaceutical Fine Chemicals (PFC) and Automation and Control's Consumer Products (Consumer Products) businesses.

     Equity in (income) loss of affiliated companies was income of $6 million in the second quarter of 2003 compared with income of $3 million in the second quarter of 2002. The increase of $3 million in equity income in the second quarter of 2003 compared with the second quarter of 2002 was due mainly to the inclusion of a charge of $10 million in the prior year's quarter for severance actions by our UOP process technology (UOP) joint venture partially offset by income of $7 million resulting from exiting a joint venture in our Aerospace reportable segment also in the prior year's quarter.

     Other (income) expense, $24 million of income in the second quarter of 2003, compared with $6 million of income in the second quarter of 2002. The increase of $18 million in other income in the second quarter of 2003 compared with the second quarter of 2002 was due mainly to a gain of $20 million related to the settlement of a patent infringement lawsuit.

     Interest and other financial charges of $87 million in the second quarter of 2003 was basically flat compared with the second quarter of 2002.

     Tax expense was $128 million in the second quarter of 2003 resulting in an effective tax rate of 28.6 percent which was lower than the statutory tax rate of 35 percent principally due to tax benefits on export sales, favorable tax audit settlements and foreign tax planning strategies. Tax (benefit) was ($144) million in the second quarter of 2002 resulting from the impact of repositioning and other charges and the loss on the dispositions of our PFC and Consumer Products businesses. The businesses sold had a higher deductible tax basis than book basis which resulted in a tax benefit.

     Net income was $319 million, or $0.37 per share, in the second quarter of 2003 compared with net income of $459 million, or $0.56 per share, in the second quarter of 2002. The decrease of $0.19 per share in the second quarter of 2003 compared with the second quarter of 2002 was primarily due to higher pension expense, including the impact of dilution from the prior year contribution of Honeywell common stock to our U.S. pension plans, lower sales of higher margin products and services, principally in our Aerospace and Automation and Control Solutions reportable segments and higher product development and other expenses.

Review of Business Segments

                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                              2003     2002
                                                             ------   ------
Net Sales
Aerospace                                                    $2,161   $2,204
Automation and Control Solutions                              1,837    1,758
Specialty Materials                                             823      870
Transportation Systems                                          925      805
Corporate                                                         3       14
                                                             ------   ------
                                                             $5,749   $5,651
                                                             ======   ======

Segment Profit
Aerospace                                                    $  224   $  364
Automation and Control Solutions                                177      220
Specialty Materials                                              28       34
Transportation Systems                                          112      104
Corporate                                                       (34)     (35)
                                                             ------   ------
   Total segment profit                                         507      687
                                                             ------   ------
Gain (loss) on sale of non-strategic businesses                  31     (166)
Equity in income of affiliated companies                          6        3
Other income                                                     24        6
Interest and other financial charges                            (87)     (88)
Repositioning and other charges included in cost of goods
   sold and selling, general and administrative expenses        (34)    (127)
                                                             ------   ------
   Income before taxes and cumulative effect
      of accounting change                                   $  447   $  315
                                                             ======   ======

     Aerospace sales of $2,161 million in the second quarter of 2003 decreased by $43 million, or 2 percent compared with the second quarter of 2002 due to continued weakness in sales to our commercial original equipment (OE) and aftermarket customers. Sales to our air transport OE customers decreased by 18 percent reflecting scheduled production declines by our OE customers (primarily Boeing and Airbus) due to reduced aircraft orders by commercial airlines. The airline industry continues to be negatively impacted by general weakness in the economy and the financial difficulties being encountered by certain major carriers. Sales to our business and general aviation OE customers also decreased by 18 percent reflecting a decline in projected deliveries of business jet airplanes due to weakness in fractional demand and corporate profitability. Sales to our commercial air transport aftermarket customers were lower by 5 percent as a decline in sales of commercial spare parts of 16 percent due to lower discretionary spending by the airlines was partially offset by higher sales of repair and overhaul services of 7 percent. Sales to our regional transport aftermarket customers declined by 15 percent due to weak market conditions. The decrease in Aerospace sales in the second quarter of 2003 compared with the second quarter of 2002 was partially offset by an increase in sales to our defense and space customers, with aftermarket sales up by 11 percent and OE sales higher by 5 percent, resulting principally from increased military activity and growth in precision guidance and spare parts. Sales to our business and general aviation aftermarket customers improved by 7 percent largely due to strong repair and overhaul activity and higher sales of spare parts.

     Aerospace segment profit of $224 million in the second quarter of 2003 decreased by $140 million, or 38 percent compared with the second quarter of 2002 due mainly to lower sales of commercial original equipment and higher-margin commercial aftermarket spare parts as well as higher pension, research, development and engineering and other expenses.

     Automation and Control Solutions sales of $1,837 million in the second quarter of 2003 increased by $79 million, or 4 percent compared with the second quarter of 2002 due to the favorable effects of foreign exchange of 6 percent and acquisitions, net of the prior year disposition of our Consumer Products business, of 3 percent, partially offset by the impact of lower prices of 1 percent and lower volumes of 4 percent. Sales increased by 8 percent for our Automation and Control Products business as the effects of acquisitions, mainly Invensys Sensor Systems, foreign exchange and strong sales of fire solutions products more than offset the impact of the prior year disposition of our Consumer Products business and general weakness in the economy. Sales for our Service business increased by 1 percent as the favorable impact from foreign exchange was partially offset by lower volumes due to continued softness in capital spending as well as commercial and residential construction. Sales for our Industry Solutions business were flat.

     Automation and Control Solutions segment profit of $177 million in the second quarter of 2003 decreased by $43 million, or 20 percent compared with the second quarter of 2002 due mainly to higher pension expense, the decline in higher-margin energy-retrofit and discretionary spot sales in our Service business, and increased research and development and other expenses, mainly in our Automation and Control Products and Service businesses, respectively.

     Specialty Materials sales of $823 million in the second quarter of 2003 decreased by $47 million, or 5 percent compared with the second quarter of 2002 due largely to the impact from the prior year divestitures of our Advanced Circuits and PFC businesses. The favorable impact of foreign exchange of 3 percent was offset by lower volumes mainly in our Nylon Systems, Performance Products and Fluorines businesses.

     Specialty Materials segment profit of $28 million in the second quarter of 2003 decreased by $6 million, or 18 percent compared with the second quarter of 2002. This decrease mainly resulted from higher raw material costs (principally natural gas) and higher pension expense, partially offset by the impact of the prior year write-down of property, plant and equipment in several businesses, divestitures of non-strategic businesses and the benefits of cost actions.

     Transportation Systems sales of $925 million in the second quarter of 2003 increased by $120 million, or 15 percent compared with the second quarter of 2002 due mainly to the favorable impact of foreign exchange of 11 percent and volume growth at our Garrett Engine Boosting Systems business. Sales at our Garrett Engine Boosting Systems business increased by 31 percent due to volume growth of 16 percent as worldwide demand for our turbochargers continued to be strong, and the favorable impact of foreign exchange of 15 percent.

     Transportation Systems segment profit of $112 million in the second quarter of 2003 increased by $8 million, or 8 percent compared with the second quarter of 2002 due mainly to the effect of higher sales in our Garrett Engine Boosting Systems business partially offset by higher pension, new product development and introduction, facility relocations and other expenses.

B. RESULTS OF OPERATIONS - SIX MONTHS 2003 COMPARED WITH SIX MONTHS 2002

     Net sales in the first six months of 2003 were $11,148 million, an increase of $298 million, or 3 percent compared with the first six months of 2002. The increase in sales is attributable to the following:

Acquisitions        2%
Divestitures       (2)
Price              --
Volume             (1)
Foreign exchange    4
                   --
                    3%
                   ==

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $8,754 million in the first six months of 2003 increased by $250 million, or 3 percent compared with the first six months of 2002. This increase resulted from a $394 million increase due primarily to the unfavorable impact of foreign exchange, a decrease in sales of higher-margin products and services, primarily in our Aerospace and Automation and Control Solutions reportable segments, and higher pension, product development and other expenses. This increase was partially offset by a decrease of $144 million in repositioning and other charges.

     Selling, general and administrative expenses of $1,465 million in the first six months of 2003 increased by $188 million, or 15 percent compared with the first six months of 2002 due mainly to higher pension and other employee benefit costs and the unfavorable impact of foreign exchange.

     Pension expense was $88 million in the first six months of 2003 compared with pension income of $78 million in the first six months of 2002. The increase of $166 million in pension expense in the first six months of 2003 compared with the first six months of 2002 was due principally to a reduction in 2003 in the assumed rate of return on plan assets from 10 to 9 percent, a decrease in the market-related value of our pension plan assets during the period 2000 to 2002 and the systematic recognition of higher net losses. These losses resulted mainly from actual pension plan asset returns below the assumed rate of return during the period 2000 to 2002.

     Gain on sale of non-strategic businesses of $31 million in the first six months of 2003 represents the pretax gain on the disposition of our Engineering Plastics business. Loss on sale of non-strategic businesses of net $41 million in the first six months of 2002 represented the pretax loss on the dispositions of our PFC and Consumer Products businesses of $166 million partially offset by the pretax gain on the disposition of our Bendix Commercial Vehicle Systems
(BCVS) business of $125 million.

     Business impairment charges of $43 million in the first six months of 2002 related to the write-down of property, plant and equipment in our Friction Materials business and the planned shutdown of a manufacturing facility in our Specialty Materials reportable segment. See the repositioning, business impairment and other charges section of this MD&A for further details.

     Equity in (income) loss of affiliated companies was income of $4 million in the first six months of 2003 compared with income of $10 million in the first six months of 2002. The decrease of $6 million in equity income in the first six months of 2003 compared with the first six months of 2002 was due mainly to the inclusion of a charge of $13 million in the prior year's first six months for severance actions by our UOP joint venture partially offset by income of $15 million resulting from exiting joint ventures in our Aerospace and Transportation Systems reportable segments also in the prior year's first six months.

     Other (income) expense, $27 million of income in the first six months of 2003, compared with $22 million of income in the first six months of 2002. The increase of $5 million in other income in the first six months of 2003 compared with the first six months of 2002 was due mainly to a gain of $20 million related to the settlement of a patent infringement lawsuit partially offset by a decrease in benefits from foreign exchange hedging resulting from the weakness in the U.S. dollar.

     Interest and other financial charges of $171 million in the first six months of 2003 decreased by $4 million, or 2 percent compared with the first six months of 2002 due mainly to lower interest rates in the current period.

     Tax expense was $227 million in the first six months of 2003 resulting in an effective tax rate of 27.7 percent which was lower than the statutory tax rate of 35 percent principally due to tax benefits on export sales, favorable tax audit settlements and foreign tax planning strategies. Tax expense was $7 million in the first six months of 2002 resulting in an effective tax rate of
0.8 percent. This includes the tax benefit of 25.7 percentage points related to repositioning, business impairment and other charges, the gain on the sale of our BCVS business, and the loss on the dispositions of our PFC and Consumer Products businesseses. The PFC and Consumer Products businesses had a higher deductible tax basis than book basis basis which resulted in a tax benefit.

     Net income was $573 million, or $0.67 per share, in the first six months of 2003 compared with net income of $835 million, or $1.02 per share, in the first six months of 2002. The decrease of $0.35 per share in the first six months of 2003 compared with the first six months of 2002 was primarily due to higher pension expense, including the impact of dilution from the prior year contribution of Honeywell common stock to our U.S. pension plans, lower sales of higher margin products and services, principally in our Aerospace and Automation and Control Solutions reportable segments, higher product development and other expenses and the cumulative effect of a change in accounting related to our adoption of SFAS No. 143 on January 1, 2003.

Review of Business Segments

                                                             Six Months Ended
                                                                 June 30,
                                                            -----------------
                                                              2003      2002
                                                            -------   -------
Net Sales
Aerospace                                                   $ 4,223   $ 4,293
Automation and Control Solutions                              3,554     3,367
Specialty Materials                                           1,600     1,628
Transportation Systems                                        1,765     1,531
Corporate                                                         6        31
                                                            -------   -------
                                                            $11,148   $10,850
                                                            =======   =======
Segment Profit
Aerospace                                                   $   442   $   671
Automation and Control Solutions                                362       427
Specialty Materials                                              38        42
Transportation Systems                                          187       177
Corporate                                                       (66)      (71)
                                                            -------   -------
   Total segment profit                                         963     1,246
                                                            -------   -------
Gain (loss) on sale of non-strategic businesses                  31       (41)
Business impairment charges                                      --       (43)
Equity in income of affiliated companies                          4        10
Other income                                                     27        22
Interest and other financial charges                           (171)     (175)
Repositioning and other charges included in cost of goods
   sold and selling, general and administrative expenses        (34)     (177)
                                                            -------   -------
   Income before taxes and cumulative effect
      of accounting change                                  $   820   $   842
                                                            =======   =======

     Aerospace sales of $4,223 million in the first six months of 2003 decreased by $70 million, or 2 percent compared with the first six months of 2002 due to continued weakness in sales to our commercial original equipment (OE) and aftermarket customers. Sales to our air transport OE customers declined by 22 percent reflecting dramatically lower projected deliveries by our OE customers (primarily Boeing and Airbus) due to reduced aircraft orders by commercial airlines. The airline industry continues to be negatively impacted by general weakness in the economy and the financial difficulties being encountered by certain major carriers. Sales to our business and general aviation OE customers decreased by 25 percent reflecting a decline in projected deliveries of business jet airplanes due to weakness in fractional demand and corporate profitability. Sales to our commercial air transport and regional aftermarket customers were lower by 1 and 12 percent, respectively, mainly due to weakness in sales of spare parts. The decrease in Aerospace sales in the first six months of 2003 compared with the first six months of 2002 was partially offset by an increase in sales to our defense and space customers, with aftermarket sales up by 14 percent and OE sales higher by 6 percent, resulting principally from increased military activity and growth in precision guidance and spare parts. Sales to our business and general aviation aftermarket customers were higher by 8 percent largely due to increases in repair and overhaul activity. We currently expect full year 2003 sales to our air transport and business and general aviation OE customers to decline by 15 and 21 percent, respectively, compared with the prior year due to reduced aircraft orders. We currently expect that sales to our commercial aftermarket customers will be down by 3 percent for the full year 2003 compared with the prior year due mainly to the financial difficulties being experienced by the airlines and reduced flying hours.

     Aerospace segment profit of $442 million in the first six months of 2003 decreased by $229 million, or 34 percent compared with the first six months of 2002 due mainly to lower sales of commercial original equipment and higher-margin commercial aftermarket spare parts as well as higher pension, research, development and engineering and other expenses.

     Automation and Control Solutions sales of $3,554 million in the first six months of 2003 increased by $187 million, or 6 percent compared with the first six months of 2002 due to the favorable effects of foreign exchange of 6 percent and acquisitions, net of the prior year disposition of our Consumer Products business, of 3 percent, partially offset by the impact of lower prices of 1 percent and lower volumes of 2 percent. Sales increased by 8 percent for our Automation and Control Products business as the effects of foreign exchange and prior year acquisitions, mainly Invensys Sensor Systems, more than offset the impact of the prior year disposition of our Consumer Products business and lower volumes. Sales for our Industry Solutions business increased by 6 percent due to the favorable impact of foreign exchange. Sales for our Service business increased by 1 percent as the favorable impact from foreign exchange was largely offset by a decline in volumes due to softness in capital spending as well as commercial and residential construction.

     Automation and Control Solutions segment profit of $362 million in the first six months of 2003 decreased by $65 million, or 15 percent compared with the first six months of 2002 due mainly to higher pension expense, the decline in higher-margin energy-retrofit and discretionary spot sales in our Service business, and increased research and development and other expenses, mainly in our Automation and Control Products and Service businesses, respectively.

     Specialty Materials sales of $1,600 million in the first six months of 2003 decreased by $28 million, or 2 percent compared with the first six months of 2002 due to the impact of the prior year divestitures of our Advanced Circuits and PFC businesses of 7 percent and lower prices of 1 percent partially offset by the favorable impact of foreign exchange of 4 percent and higher volumes of 2 percent.

     Specialty Materials segment profit of $38 million in the first six months of 2003 decreased by $4 million, or 10 percent compared with the first six months of 2002. This decrease mainly resulted from higher raw material costs (principally natural gas) and higher pension expense, partially offset by the impact of the prior year write-down of property, plant and equipment in several businesses, divestitures of non-strategic businesses and the benefits of cost actions.

     Transportation Systems sales of $1,765 million in the first six months of 2003 increased by $234 million, or 15 percent compared with the first six months of 2002 due mainly to the favorable impact of foreign exchange of 10 percent and volume growth. This increase resulted mainly from a 30 percent increase in sales for our Garrett Engine Boosting Systems business due to volume growth of 17 percent as worldwide demand for our turbochargers continued to be strong, and the favorable impact of foreign exchange of 13 percent.

     Transportation Systems segment profit of $187 million in the first six months of 2003 increased by $10 million, or 6 percent compared with the first six months of 2002 as the effect of higher sales in our Garrett Engine Boosting Systems business was partially offset by higher pension, new product development and introduction, facility relocations and other expenses.

C.   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total assets at June 30, 2003 were $28,533 million, an increase of $974 million, or 4 percent from December 31, 2002 mainly due to an increase in cash of $605 million. See details in Consolidated Statement of Cash Flows. The increase in total assets also resulted from foreign currency translation due primarily to the strengthing of the Euro in relation to the U.S. dollar.

     Cash provided by operating activities of $1,026 million during the first six months of 2003 decreased by $101 million compared with the first six months of 2002 mainly due to lower earnings and a voluntary contibution to our U.S. defined benefit pension plans partially offset by lower spending for severance and an increase in net insurance receipts for asbestos related liabilities.

     We made asbestos related payments of $388 million, including legal fees, in the first six months of 2003 and expect to make additional asbestos related payments of approximately $215 million during the remainder of 2003. This estimate is based on our experience in the first six months of 2003 regarding the timing of submissions of required evidential data by plantiffs firms. We had $477 million of asbestos related insurance recoveries during the first six months of 2003, including the buyout of the NARCO and Bendix Equitas insurance policies in April 2003. We previously anticipated receiving the Equitas payments primarily during the period 2003 through 2007. We expect to receive approximately $90 million in asbestos related insurance recoveries during the remainder of 2003. These cash flow projections are consistent with our existing asbestos reserves. See Note 12 of Notes to Financial Statements for further details.

     Cash used for investing activities of $308 million during the first six months of 2003 increased by $204 million compared with the first six months of 2002 due mainly to an increase in spending for acquisitions of $103 million and lower proceeds from sales of businesses of $96 million. The increase in spending for acquisitions in the current period mainly relates to the acquisitions of a fire controls and detection technology business and a sensor business by our Automation and Control Solutions reportable segment and a nylon films business by our Specialty Materials reportable segment. The first six months of 2003 included the proceeds from our disposition of our Engineering Plastics business of $90 million, whereas the first six months of 2002 included the proceeds from the dispositions of our BCVS, PFC and Consumer Products businesses of $186 million. This increase in cash used for investing activities was partially offset by lower capital spending of $23 million mainly reflecting the completion in 2002 of a major plant in our Fluorines business. Our total capital spending for the full year 2003 is projected to be approximately $650 million.

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

     Cash used for financing activities of $296 million during the first six months of 2003 decreased by $183 million compared with the first six months of 2002 due mainly to a decrease in scheduled repayments of long-term debt in the current period partially offset by lower net borrowings of short-term debt. Total debt of $5,430 million at June 30, 2003 was $341 million, or 7 percent higher than at December 31, 2002 principally reflecting the assumption of $268 million of debt associated with the purchase of assets under leases qualifying as variable interest entities and higher short-term borrowings.

Repositioning, Business Impairment and Other Charges

     A summary of repositioning, business impairment and other charges follows:

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                          2003   2002         2003   2002
                                          ----   ----         ----   ----
Severance                                 $ 22   $ 32         $ 22   $ 73
Asset impairments                           --     57           --     68
Exit costs                                   3     10            3     23
Reserve adjustments                        (23)   (31)         (23)   (43)
                                          ----   ----         ----   ----
   Total net repositioning charge            2     68            2    121
                                          ----   ----         ----   ----
Probable and reasonably estimable
   environmental liabilities                32     --           32     --
Business impairment charges                 --     --           --     43
Customer claims and settlements
   of contract liabilities                  --     29           --     29
Write-offs of receivables,
   inventories and other assets             --     40           --     40
                                          ----   ----         ----   ----
   Total net repositioning, business
      impairment and other charges        $ 34   $137         $ 34   $233
                                          ====   ====         ====   ====

     The following table summarizes the pretax distribution of total net repositioning, business impairment and other charges by income statement classification:

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                          2003   2002         2003   2002
                                          ----   ----         ----   ----
Cost of goods sold                         $29   $127          $29   $173
Selling, general and administrative
   expenses                                  5     --            5      4
Business impairment charges                 --     --           --     43
Equity in (income) loss of
   affiliated companies                     --     10           --     13
                                           ---   ----          ---   ----
                                           $34   $137          $34   $233
                                           ===   ====          ===   ====

     In the second quarter of 2003, we recognized a charge of $25 million mainly for severance costs related to workforce reductions of 448 manufacturing and administrative positions mainly in our Specialty Materials and Aerospace reportable segments. Also, $23 million of previously established accruals, mainly for severance, were returned to income in the second quarter of 2003, due to fewer employee separations than originally anticipated associated with certain 2002 repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

     As disclosed in our 2002 Annual Report on Form 10-K, we recognized repositioning charges totaling $453 million in 2002 ($99 and $164 million were recognized in the three- and six-month periods ended June 30, 2002). The components of the charges included severance costs of $270 million, asset impairments of $121 million and other exit costs of $62 million. Severance costs were related to announced workforce reductions of approximately 8,100 manufacturing and administrative positions across all of our reportable segments and our UOP process technology joint venture, of which approximately 5,200 positions have been eliminated as of June 30, 2003. These actions are expected to be substantially completed by December 31, 2003. Also, $76 million of previously established severance accruals were returned to income in 2002, due to fewer employee separations than originally anticipated and higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace, Automation and Control Solutions and Specialty Materials reportable segments.

     These repositioning actions are expected to generate incremental pretax savings of approximately $400 million in 2003 compared with 2002 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance and other exit costs necessary to execute these actions were $93 million in the six months ended June 30, 2003 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the 2003 and remaining 2002 repositioning actions will approximate $300 million in 2003 and will be funded mainly though operating cash flows.

     In the second quarter of 2003, we recognized other charges of $32 million for legacy environmental matters deemed probable and reasonably estimable in the second quarter of 2003 including the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. as discussed in
Note 12 of Notes to Financial Statements.

     In the second quarter of 2002, we recognized other charges consisting of customer claims and settlements of contract liabilities of $29 million and write-offs of receivables, inventories and other assets of $40 million. Such charges related mainly to our Advanced Circuits business which was sold in the fourth quarter of 2002, bankruptcy of a customer in our Aerospace reportable segment, and customer claims in our Industry Solutions business.

     In the first quarter of 2002, we recognized an impairment charge of $27 million related to the write-down of property, plant and equipment of our Friction Materials business, which is classified as assets held for disposal in Other Current Assets (a plan of disposal of Friction Materials was adopted in 2001; in January 2003, we entered into a letter of intent to sell this business to Federal-Mogul Corp. - See Note 12 of Notes to Financial Statements). In the first quarter of 2002, we also recognized an asset impairment charge of $16 million related to the planned shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

     The following table summarizes the pretax impact of total net repositioning, business impairment and other charges by reportable segment:

                                   Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                   ------------------   ----------------
                                       2003   2002         2003   2002
                                       ----   ----         ----   ----
Aerospace                               $(2)  $  6         $(2)   $  6
Automation and Control Solutions         (8)    22          (8)     61
Specialty Materials                       7    107           7     132
Transportation Systems                   --      2          --      30
Corporate                                37     --          37       4
                                        ---   ----         ---    ----
                                        $34   $137         $34    $233
                                        ===   ====         ===    ====

D.   OTHER MATTERS

Critical Accounting Policies

     As disclosed in the Defined Benefit Pension Plans section of our Critical Accounting Policies in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2002 Annual Report on Form 10-K, the key assumptions in determining pension expense are our expected return on plan assets and the discount rate. Assuming our pension fund assets earn a 9 percent rate of return in the year ending December 31, 2003, the discount rate decreases to 6.25 percent at December 31, 2003 (assumed rate based on current market conditions), and there are no additional plan contributions beyond the $170 million contributed in April 2003, pension expense would increase by approximately $0.30 per share for the year ending December 31, 2004. Such increase in pension expense in 2004 compared with 2003 would be principally due to a decrease in the market-related value of pension plan assets and the systematic recognition of unrecognized net losses mainly resulting from actual pension plan asset retuns below the asssumed rate of return during the period 2000 to 2002, as well as lower interest rates.

     Future pension plan contributions are dependent upon actual plan asset returns and interest rates. Assuming that actual plan returns are consistent with our assumed plan return rate of 9 percent in 2003 and beyond, and the discount rate is 6.25 percent, we would not be required to make any contributions in 2003 or 2004.

Recent Accounting Pronouncements

     See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See our 2002 Annual Report on Form 10-K (Item 7A). At June 30, 2003, there has been no material change in this information.

ITEM 4. CONTROLS AND PROCEDURES

     Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q in alerting them on a timely basis to material information relating to Honeywell required to be included in Honeywell's periodic filings under the Exchange Act. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell's internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

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

     The parties participated in a two day settlement mediation in April 2003 in an attempt to resolve the cases without resort to a trial. The mediation proved unsuccessful in resolving the cases. Discovery in the cases, which had been stayed pending completion of the mediation, has resumed.

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

     ERISA Class Action Lawsuit - In April 2003, Honeywell and several of its current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. In July 2003, an amended complaint making similar allegations and naming several current and former officers and directors as defendants was filed in the same district. No answers have been filed and discovery has not commenced. Although it is not possible at this time to predict the outcome of this litigation, we believe that the allegations in these complaints are without merit and we expect to prevail. An adverse litigation outcome could, however, be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

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

          In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the court's determinations and has appealed the court's decision. Honeywell is also seeking a stay of aspects of the court's order. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order
(ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Uner the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total cost of such studies and remediation does not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the court's order. We have not developed a remedial action plan for the excavation and offsite disposal directed under the court's order and therefore are unable to estimate the cost of such actions. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Provisions have been previously made in our financial statements as to remedial costs consistent with the ACO and during the three months ended June 30, 2003 we provided for additional costs which are likely to be incurred during the pendency of our appeal, which provisions do not assume excavation and offsite removal of chromium from the site. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid.

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

     Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a group of potential claimants consisting largely of professional brake mechanics. From 1981 through June 30, 2003, we have resolved over 62,000 Bendix claims at an average indemnity cost per claim of approximately two thousand six hundred dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs which amounted to approximately $50 million in payments in the six months ended June 30, 2003. A substantial portion of this amount is expected to be reimbursed by insurance. There are currently approximately 69,000 claims pending.

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

     As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended sixteen times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

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

     Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2003, a significant portion of this coverage is with London-based insurance companies under a coverage-in-place agreement. See below for discussion of separate Equitas settlement. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of our insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and as of June 30, 2003, we have recognized approximately $550 million in probable insurance recoveries from these carriers. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, we recorded insurance recoveries that are deemed probable through 2018 of $1.8 billion. A portion of this insurance has been received, primarily from Equitas, as discussed below.

     During the six months ended June 30, 2003, we made asbestos related payments of $388 million, including legal fees. During the six months ended June 30, 2003, we received $477 million in insurance reimbursements including $472 million in cash received from Equitas related to a comprehensive policy buy-back settlement of all insurance claims by Honeywell against Equitas. The settlement resolves all claims by Honeywell against Equitas arising from asbestos claims related to NARCO and

Bendix. The coverage amounts discussed above for NARCO and Bendix do not include coverage previously available from Equitas.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30, 2003.

          1. On April 17, 2003, a report was filed which furnished, under Item 12, a press release reporting our earnings for the first quarter of 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Honeywell International Inc.


Date: August 8, 2003                         By: /s/ John J. Tus
                                                 -------------------------------
                                                 John J. Tus
                                                 Vice President and Controller
                                                 (on behalf of the Registrant
                                                 and as the Registrant's
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                              Description
--------------                              -----------
     2              Omitted (Inapplicable)

     3              Omitted (Inapplicable)

     4              Omitted (Inapplicable)

     10.2*          Deferred Compensation Plan for Non-Employee Directors of
                    Honeywell International Inc., as amended and restated (filed herewith)

     10.3* Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit C to Honeywell's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of
                    1934) and Supplement I dated as of March 1, 1999, Supplement
                    II dated as of February 28, 2002, and Supplement III dated as of May 30, 2003 (filed herewith)

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

     10.25*         2003 Stock Incentive Plan of Honeywell International Inc.
                    and its Affiliates (incorporated by reference to Exhibit A to Honeywell's Proxy Statement dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of
                    1934)

     10.26*         Letter between David J. Anderson and Honeywell International
                    Inc. dated June 12, 2003 (filed herewith)

     11             Computation of Per Share Earnings**

     12 Computation of Ratio of Earnings to Fixed Charges (filed herewith)

     15 Independent Auditors' Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

     18             Omitted (Inapplicable)

     19             Omitted (Inapplicable)

     22             Omitted (Inapplicable)

Exhibit Number                              Description
--------------                              -----------
     23             Omitted (Inapplicable)

     24             Omitted (Inapplicable)

     31.1           Certification of Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     31.2           Certification of Principal Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     32.1           Certification of Principal Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     32.2           Certification of Principal Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     99             Omitted (Inapplicable)

----------
* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

** Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share", is provided in Note 9 to the condensed consolidated financial statements in this report.