Form 10-Q
period 2003-09-30
HONEYWELL INTERNATIONAL INC
filed 2003-11-07
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974

                          Honeywell International Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             22-2640650
      ------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

            101 Columbia Road
              P.O. Box 4000
          Morristown, New Jersey                        07962-2497
   --------------------------------------               ----------
  (Address of principal executive offices)              (Zip Code)

                                  (973)455-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X   No
                                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
Class of Common Stock                                  September 30, 2003
---------------------                                  ------------------
    $1 par value                                       862,050,799 shares

                          Honeywell International Inc.
                          ----------------------------

                                      Index
                                      -----

                                                                                                     Page No.
                                                                                                     --------
Part I.  -            Financial Information

         Item 1.      Financial Statements:

                      Consolidated Balance Sheet -
                        September 30, 2003 and December 31, 2002                                           3

                      Consolidated Statement of Operations -
                        Three and Nine Months Ended September 30, 2003 and 2002                            4

                      Consolidated Statement of Cash Flows -
                        Nine Months Ended September 30, 2003 and 2002                                      5

                      Notes to Financial Statements                                                        6

                      Report of Independent Accountants                                                   21

         Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                               22

         Item 3.      Quantitative and Qualitative Disclosures About
                        Market Risk                                                                       34

         Item 4.      Controls and Procedures                                                             34


Part II. -            Other Information

         Item 1.      Legal Proceedings                                                                   34

         Item 6.      Exhibits and Reports on Form 8-K                                                    40

Signatures                                                                                                41


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

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        --------------------

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                               September 30,     December 31,
                                                                                   2003             2002
                                                                                 -------          -------
                                                                                  (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 2,870           $ 2,021
  Accounts, notes and other receivables                                            3,354             3,264
  Inventories                                                                      2,930             2,953
  Deferred income taxes                                                            1,424             1,296
  Other current assets                                                               645               661
                                                                                 -------           -------
   Total current assets                                                           11,223            10,195

Investments and long-term receivables                                                643               624
Property, plant and equipment - net                                                4,168             4,055
Goodwill                                                                           5,712             5,698
Other intangible assets - net                                                      1,101             1,074
Insurance recoveries for asbestos
  related liabilities                                                              1,253             1,636
Deferred income taxes                                                                321               533
Prepaid pension benefit cost                                                       2,767             2,675
Other assets                                                                       1,197             1,069
                                                                                 -------           -------

   Total assets                                                                  $28,385           $27,559
                                                                                 =======           =======

LIABILITIES
Current liabilities:
  Accounts payable                                                               $ 2,032           $ 1,912
  Short-term borrowings                                                              149                60
  Commercial paper                                                                     -               201
  Current maturities of long-term debt                                                52               109
  Accrued liabilities                                                              4,361             4,292
                                                                                 -------           -------
   Total current liabilities                                                       6,594             6,574

Long-term debt                                                                     5,006             4,719
Deferred income taxes                                                                510               419
Postretirement benefit obligations
  other than pensions                                                              1,684             1,684
Asbestos related liabilities                                                       2,217             2,700
Other liabilities                                                                  2,490             2,538

SHAREOWNERS' EQUITY
Capital - common stock issued                                                        958               958
        - additional paid-in capital                                               3,459             3,409
Common stock held in treasury, at cost                                            (3,636)           (3,783)
Accumulated other nonowner changes                                                  (781)           (1,109)
Retained earnings                                                                  9,884             9,450
                                                                                 -------           -------
   Total shareowners' equity                                                       9,884             8,925
                                                                                 -------           -------

   Total liabilities and shareowners' equity                                     $28,385           $27,559
                                                                                 =======           =======


The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                ---------------------          -----------------------
                                                                 2003           2002             2003           2002
                                                                ------         ------          -------         -------
                                                                                   (Dollars in millions,
                                                                                 except per share amounts)
Net sales                                                       $5,768         $5,569          $16,916         $16,419
                                                                ------         ------          -------         -------
Costs, expenses and other
  Cost of goods sold                                             4,509          4,236           13,263          12,740
  Selling, general and administrative
    expenses                                                       729            698            2,194           1,975
  (Gain) loss on sale of non-strategic
    businesses                                                      (9)             -              (40)             41
  Business impairment charges                                        -              -                -              43
  Equity in (income) loss of
    affiliated companies                                            (7)            (7)             (11)            (17)
  Other (income) expense                                            11             (4)             (16)            (26)
  Interest and other financial charges                              82             86              253             261
                                                                ------         ------          -------         -------
                                                                 5,315          5,009           15,643          15,017
                                                                ------         ------          -------         -------

Income before taxes and cumulative
   effect of accounting change                                     453            560            1,273           1,402
Tax expense                                                        109            148              336             155
                                                                ------         ------          -------         -------

Income before cumulative effect of
  accounting change                                                344            412              937           1,247
Cumulative effect of accounting change                               -              -              (20)              -
                                                                ------         ------          -------         -------

Net income                                                      $  344         $  412           $  917         $ 1,247
                                                                ======         ======           ======         =======

Earnings per share of common stock -
  basic:
  Income before cumulative effect of
    accounting change                                           $ 0.40         $ 0.50           $ 1.09          $ 1.52
  Cumulative effect of accounting
    change                                                           -              -            (0.02)              -
                                                                ------         ------          -------         -------
  Net income                                                    $ 0.40         $ 0.50           $ 1.07          $ 1.52
                                                                ======         ======           ======         =======

Earnings per share of common stock -
  assuming dilution:
  Income before cumulative effect of
    accounting change                                           $ 0.40         $ 0.50           $ 1.09          $ 1.52
  Cumulative effect of accounting
    change                                                           -              -            (0.02)              -
                                                                ------         ------          -------         -------
  Net income                                                    $ 0.40         $ 0.50           $ 1.07          $ 1.52
                                                                ======         ======           ======         =======

Cash dividends per share of common
  stock                                                         $.1875         $.1875           $.5625          $.5625
                                                                ======         ======           ======         =======


    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                      --------------------------
                                                                        2003                2002
                                                                      ------              ------
                                                                          (Dollars in millions)
Cash flows from operating activities:
  Net income                                                            $917              $1,247
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of accounting change                                31                   -
    (Gain) loss on sale of non-strategic businesses                      (40)                 41
    Repositioning and other charges                                       64                 190
    Litton settlement payment, net of tax refund                           -                (162)
    Business impairment charges                                            -                  43
    Insurance receipts for asbestos related liabilities                  477                  73
    Asbestos related liability payments                                 (467)                (64)
    Depreciation                                                         437                 510
    Undistributed earnings of equity affiliates                          (11)                (30)
    Deferred income taxes                                                279                 131
    Pension contributions - U.S. plans                                  (170)               (100)
    Other                                                                 82                (311)
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts, notes and other receivables                             (72)                 31
       Inventories                                                        17                 120
       Other current assets                                              (21)                  6
       Accounts payable                                                  118                 (17)
       Accrued liabilities                                                55                 (82)
                                                                      ------              ------
Net cash provided by operating activities                              1,696               1,626
                                                                      ------              ------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                        (407)               (444)
  Proceeds from disposals of property, plant and
    equipment                                                             13                  22
  Decrease in investments                                                  -                  91
  Cash paid for acquisitions                                            (124)                (32)
  Proceeds from sales of businesses                                      137                 183
  Decrease in short-term investments                                       -                   7
                                                                      ------              ------
Net cash (used for) investing activities                                (381)               (173)
                                                                      ------              ------

Cash flows from financing activities:
  Net (decrease) in commercial paper                                    (201)                 (3)
  Net increase (decrease) in short-term borrowings                        81                 (71)
  Proceeds from issuance of common stock                                  39                  37
  Payments of long-term debt                                             (81)               (382)
  Cash dividends on common stock                                        (483)               (460)
                                                                      ------              ------
Net cash (used for) financing activities                                (645)               (879)
                                                                      ------              ------

Effect of foreign exchange rate changes
  on cash and cash equivalents                                           179                  35
                                                                      ------              ------

Net increase in cash and cash equivalents                                849                 609
Cash and cash equivalents at beginning of year                         2,021               1,393
                                                                      ------              ------
Cash and cash equivalents at end of period                            $2,870              $2,002
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

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three- and nine-month periods ended September 30, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The financial information as of September 30, 2003 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2002.

NOTE 2. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset's useful life. SFAS No. 143 primarily impacts our accounting for costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials reportable segment. Upon adoption on January 1, 2003, we recorded an increase in property, plant and equipment, net of $16 million and recognized an asset retirement obligation of $47 million. This resulted in the recognition of a non-cash charge of $31 million ($20 million after-tax, or $0.02 per share) that is reported as a cumulative effect of an accounting change. This accounting change is not expected to have a material impact on future results of operations. Pro forma effects for the three- and nine-month periods ended September 30, 2002, assuming adoption of SFAS No. 143 as of January 1, 2002, were not material to net income or per share amounts.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) which provides guidance on consolidation of variable interest entities. In October 2003, the FASB deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after December 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our consolidated results of operations or financial position.

         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 prospectively in the quarter beginning July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated results of operations or financial position.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires us to recognize a liability for the fair value of an obligation assumed by issuing a guarantee. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial position as of September 30, 2003 or our consolidated results of operations for the three and nine months ended September 30, 2003. As disclosed in Note 21 to our consolidated financial statements in our 2002 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. At September 30, 2003, except for the fact that we no longer guarantee the debt of Bendix Commercial Vehicle Systems of $172 million, there has been no material change to these guarantees.

         The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

                                                                                         Nine Months Ended
                                                                                        September 30, 2003
                                                                                        ------------------
      Beginning of period                                                                      $217
      Accruals for warranties/guarantees issued during
        the period                                                                              149
      Adjustments of pre-existing warranties/guarantees                                          (7)
      Settlement of warranty/guarantee claims                                                  (134)
                                                                                               ----
      End of period                                                                            $225
                                                                                               ====

NOTE 3. We account for our fixed stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, there is generally no compensation cost recognized for our fixed stock option plans, because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) allows, but does not require, companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS No. 123, we elected to continue to account for compensation cost for our fixed stock option plans using the intrinsic value based method under APB No. 25. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123. There were no fixed stock option grants during the three months ended September 30, 2003.

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                    -------------------------------------------------
                                                                     2003            2002          2003          2002
                                                                    -----           -----         -----         -----
Net income, as reported                                             $ 344           $ 412         $ 917        $1,247
Deduct: Total stock-based employee
   compensation cost determined under fair
   value method for fixed stock option
   plans, net of related tax effects                                  (12)            (16)          (37)          (48)
                                                                    -----           -----         -----         -----
Pro forma net income                                                $ 332           $ 396         $ 880        $1,199
                                                                    =====           =====         =====         =====

Earnings per share of common stock:
   Basic - as reported                                              $0.40           $0.50         $1.07         $1.52
                                                                    =====           =====         =====         =====
   Basic - pro forma                                                $0.38           $0.48         $1.02         $1.46
                                                                    =====           =====         =====         =====

Earnings per share of common stock:
   Assuming dilution - as reported                                  $0.40           $0.50         $1.07         $1.52
                                                                    =====           =====         =====         =====
   Assuming dilution - pro forma                                    $0.38           $0.48         $1.02         $1.46
                                                                    =====           =====         =====         =====

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     --------------------          ------------------
                                                                     2003            2002          2003          2002
                                                                     ----            ----          ----          ----
The following sets forth fair value per
share information, including related
assumptions, used to determine
compensation cost consistent with the
requirements of SFAS No. 123:

Weighted average fair value per share of
   options granted during the period
   (estimated on grant date using
   Black-Scholes option-pricing model)                                 -           $11.17         $8.80        $12.70

Assumptions:
   Historical dividend yield                                           -              1.9%          2.0%          1.9%
   Historical volatility                                               -             44.9%         46.7%         43.7%
   Risk-free rate of return                                            -              3.3%          2.9%          4.2%
   Expected life (years)                                               -              5.0           5.0           5.0

NOTE 4. Accounts, notes and other receivables consist of the following:

                                                                        September 30,            December 31,
                                                                             2003                    2002
                                                                        -------------            ------------
          Trade                                                             $3,156                  $3,064
          Other                                                                353                     347
                                                                            ------                  ------
                                                                             3,509                   3,411
               Less - Allowance for doubtful
                      accounts                                                (155)                   (147)
                                                                            ------                  ------

                                                                            $3,354                  $3,264
                                                                            ======                  ======

NOTE 5. Inventories consist of the following:

                                                                        September 30,            December 31,
                                                                             2003                    2002
                                                                        -------------            ------------
          Raw materials                                                     $1,000                  $  936
          Work in process                                                      832                     804
          Finished products                                                  1,235                   1,361
                                                                            ------                  ------
                                                                             3,067                   3,101
          Less - Progress payments                                             (17)                    (28)
                 Reduction to LIFO cost basis                                 (120)                   (120)
                                                                            ------                  ------
                                                                            $2,930                  $2,953
                                                                            ======                  ======

NOTE 6. The change in the carrying amount of goodwill for the nine months ended September 30, 2003 by reportable segment is as follows:


                                                                                           Currency
                                                                                          Translation
                               Dec. 31, 2002        Acquisitions      (Divestitures)       Adjustment    Sept. 30, 2003
                               -------------        ------------      --------------       ----------    --------------
Aerospace                             $1,644            $ -            $ (2)               $ 5                 $1,647
Automation and
  Control Solutions                    2,678             74               -                 11                  2,763
Specialty Materials                      849              5             (90)                10                    774
Transportation Systems                   527              -               -                  1                    528
                                      ------            ---            ----                ---                 ------
                                      $5,698            $79            $(92)               $27                 $5,712
                                      ======            ===            ====                ===                 ======


Intangible assets are comprised of:


                                            September 30, 2003                            December 31, 2002
                                      --------------------------------------       ------------------------------------
                                       Gross                           Net         Gross                          Net
                                     Carrying      Accumulated       Carrying     Carrying     Accumulated      Carrying
                                      Amount       Amortization       Amount       Amount     Amortization       Amount
                                      ------       ------------       ------       ------     ------------       ------
Intangible assets with
    determinable lives:
  Investments in Aerospace
     customer incentives             $  837         $(132)           $  705       $  769        $(107)          $  662
  Patents and trademarks                416          (292)              124          411         (286)             125
  Other                                 417          (182)              235          433         (183)             250
                                     ------         -----            ------       ------        -----           ------
                                      1,670          (606)            1,064        1,613         (576)           1,037
Trademark with indefinite
  life                                   46            (9)               37           46           (9)              37
                                     ------         -----            ------       ------        -----           ------
                                     $1,716         $(615)           $1,101       $1,659        $(585)          $1,074
                                     ======         =====            ======       ======        =====           ======


         Amortization expense related to intangible assets was $48 and $43 million for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense related to intangible assets for 2003 to 2007 is expected to approximate $60 million each year.

         We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2003 and determined that there was no impairment as of that date.

NOTE 7. Total nonowner changes in shareowners' equity consist of the following:


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                           --------------------             -------------------
                                                           2003            2002             2003           2002
                                                           ----            ----             ----           ----
Net income                                                $344             $412          $  917           $1,247
Foreign exchange translation
  adjustments                                              (10)             (19)            353              227
Change in fair value of effective
  cash flow hedges                                         (82)              12             (25)              (7)
                                                          ----             ----          ------           ------
                                                          $252             $405          $1,245           $1,467
                                                          ====             ====          ======           ======


NOTE 8. Segment financial data follows:



                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                               ----------------------         -----------------------
                                                2003            2002            2003            2002
                                                ----            ----            ----            ----
Net Sales
---------
Aerospace                                      $2,231          $2,206         $ 6,454         $ 6,499
Automation and Control Solutions                1,875           1,727           5,429           5,094
Specialty Materials                               777             797           2,377           2,425
Transportation Systems                            885             818           2,650           2,349
Corporate                                           -              21               6              52
                                               ------          ------         -------         -------
                                               $5,768          $5,569         $16,916         $16,419
                                               ======          ======         =======         =======

Segment Profit
--------------
Aerospace                                      $  303          $  338         $   745         $ 1,009
Automation and Control Solutions                  205             233             567             660
Specialty Materials                                (8)             10              30              52
Transportation Systems                             91              92             278             269
Corporate                                         (33)            (38)            (99)           (109)
                                               ------          ------         -------         -------
  Total segment profit                            558             635           1,521           1,881
                                               ------          ------         -------         -------
Gain (loss) on sale of non-strategic
  businesses                                        9               -              40             (41)
Business impairment charges                         -               -               -             (43)
Equity in income of affiliated companies            7               7              11              17
Other income (expense)                            (11)              4              16              26
Interest and other financial charges              (82)            (86)           (253)           (261)
Repositioning, environmental and other
  charges included in cost of goods sold
  and selling, general and administrative
  expenses                                        (28)              -             (62)           (177)
                                               ------          ------         -------         -------

  Income before taxes and cumulative
    effect of accounting change                $  453          $  560         $ 1,273         $ 1,402
                                               ======          ======         =======         =======

NOTE 9. The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 2003 and 2002 follow:


                                                           Three Months 2003                      Nine Months 2003
                                                   --------------------------------       --------------------------------
                                                                               Per                                    Per
                                                                Average       Share                   Average        Share
                                                   Income       Shares       Amount       Income       Shares       Amount
                                                   ------       ------       ------       ------       ------       ------

Income Before Cumulative
------------------------
  Effect of Accounting Change
  ---------------------------
Earnings per share of common
  stock - basic                                     $344         862.0        $0.40        $937        859.6         $1.09
Dilutive securities issuable
  in connection with stock
  plans                                                            2.6                                   1.1
                                                    ----         -----        -----        ----        -----         -----
Earnings per share of common
  stock - assuming dilution                         $344         864.6        $0.40        $937        860.7         $1.09
                                                    ====         =====        =====        ====        =====         =====

Net Income
----------
Earnings per share of common
  stock - basic                                     $344         862.0        $0.40        $917        859.6         $1.07
Dilutive securities issuable
  in connection with stock
  plans                                                            2.6                                   1.1
                                                    ----         -----        -----        ----        -----         -----
Earnings per share of common
  stock - assuming dilution                         $344         864.6        $0.40        $917        860.7         $1.07
                                                    ====         =====        =====        ====        =====         =====


                                                           Three Months 2002                      Nine Months 2002
                                                   --------------------------------       --------------------------------
                                                                               Per                                    Per
                                                                Average       Share                   Average        Share
                                                   Income       Shares       Amount       Income       Shares       Amount
                                                   ------       ------       ------       ------       ------       ------

Net Income
----------
Earnings per share of common
  stock - basic                                     $412         821.1        $0.50       $1,247       819.2         $1.52
Dilutive securities issuable
  in connection with stock
  plans                                                            2.2                                   2.8
                                                    ----         -----        -----       ------       -----         -----
Earnings per share of common
  stock - assuming dilution                         $412         823.3        $0.50       $1,247       822.0         $1.52
                                                    ====         =====        =====       ======       =====         =====

         The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 2003, the number of stock options not included in the computations were 40.9 and 42.3 million, respectively. For the three- and nine-month periods ended September 30, 2002, the number of stock options not included in the computations were 44.1 and 42.0 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 10. A summary of repositioning and other charges follows:


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                                   ------------------           --------------------
                                                                   2003          2002           2003            2002
                                                                   ----          ----           ----            ----
Severance                                                          $  9            $-           $ 31           $ 73
Asset impairments                                                     2             -              2             68
Exit costs                                                            1             -              4             23
Reserve adjustments                                                 (14)            -            (37)           (43)
                                                                   ----            ---          ----           ----
  Total net repositioning charge                                     (2)            -              -            121
                                                                   ----            ---          ----           ----

Probable and reasonably estimable
  environmental liabilities                                          28             -             60              -
Business impairment charges                                           -             -              -             43
Investment impairment charges                                         2             -              2              -
Customer claims and settlements
  of contract liabilities                                             -             -              -             29
Write-offs of receivables,
  inventories and other assets                                        2             -              2             40
                                                                   ----            ---          ----           ----

  Total net repositioning and other
    charges                                                        $ 30            $-           $ 64           $233
                                                                   ====            ===          ====           ====


         The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:


                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     ---------------------           -----------------
                                                                     2003             2002           2003         2002
                                                                     ----             ----           ----         ----
Cost of goods sold                                                   $ 26             $ -           $ 55          $173
Selling, general and administrative
  expenses                                                              2               -              7             4
Business impairment charges                                             -               -              -            43
Equity in (income) loss of affiliated
  companies                                                             2               -              2            13
                                                                     ----             ---           ----          ----
                                                                     $ 30             $ -           $ 64          $233
                                                                     ====             ===           ====          ====


         The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                   -------------------             -----------------
                                                                   2003           2002             2003         2002
                                                                   ----           ----             ----         ----
Aerospace                                                         $  -            $ -             $ (2)         $  6
Automation and Control Solutions                                    (8)             -              (16)           61
Specialty Materials                                                  5              -               12           132
Transportation Systems                                               3              -                3            30
Corporate                                                           30              -               67             4
                                                                  ----            ---              ---          ----
                                                                  $ 30            $ -              $64          $233
                                                                  ====            ===              ===          ====

         In the third quarter of 2003, we recognized a charge of $12 million mainly for severance costs related to workforce reductions of 141 manufacturing and administrative positions principally in our Aerospace and Specialty Materials reportable segments. Also, $14 million of previously established accruals, mainly for severance, were returned to income in the third quarter of 2003, due to fewer employee separations than originally anticipated associated with certain 2002 repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

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

         As disclosed in our 2002 Annual Report on Form 10-K, we recognized repositioning charges totaling $453 million in 2002 ($0 and $164 million were recognized in the three- and nine-month periods ended September 30, 2002). The components of the charges included severance costs of $270 million, asset impairments of $121 million and other exit costs of $62 million. Severance costs were related to announced workforce reductions of approximately 8,100 manufacturing and administrative positions across all of our reportable segments and our UOP process technology joint venture, of which approximately 6,000 positions have been eliminated as of September 30, 2003. These actions are expected to be substantially completed by December 31, 2003. Also, $76 million of previously established severance accruals were returned to income in 2002, due to fewer employee separations than originally anticipated and higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace, Automation and Control Solutions and Specialty Materials reportable segments.

         The following table summarizes the status of our total repositioning costs:


                                                Severance        Asset             Exit
                                                  Costs       Impairments          Costs          Total
                                                  -----       -----------          -----          -----

    Balance at December 31, 2002                  $325             $ -              $ 81          $406
    2003 charges                                    31               2                 4            37
    2003 usage                                    (121)             (2)              (26)         (149)
    Adjustments                                    (32)              -                (5)          (37)
                                                  ----             ---              ----          ----
    Balance at September 30, 2003                 $203             $ -              $ 54          $257
                                                  ====             ===              ====          ====

         In the third quarter of 2003, we recognized other charges consisting of legacy environmental matters deemed probable and reasonably estimable in the third quarter of 2003 of $28 million, the write-off of equipment in our Specialty Materials reportable segment of $2 million and a charge related to an impairment of a Specialty Materials' joint venture's investment of $2 million.

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

         In the first quarter of 2002, we recognized an impairment charge of $27 million related to the write-down of property, plant and equipment of our Friction Materials business, which is classified as assets held for disposal in Other Current Assets (a plan of disposal of Friction Materials was adopted in 2001; in January 2003, we entered into a letter of intent to sell this business to Federal-Mogul Corp. - See Note 12). In the first quarter of 2002, we also recognized an asset impairment charge of $16 million related to the shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

NOTE 11. In the third quarter of 2003, we sold three non-strategic businesses in our Specialty Materials and Aerospace reportable segments for cash proceeds totaling $47 million resulting in a net pretax gain of $9 million (after-tax loss of $3 million).

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

         Shareowner Litigation - Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the "Securities Law Complaints"). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. On January 15, 2002, the District Court dismissed the consolidated complaint against four of Honeywell's current and former officers. The Court has granted plaintiffs' motion for class certification defining the class as all purchasers of Honeywell stock between December 20, 1999 and June 19, 2000.

         The parties participated in a two-day settlement mediation in April 2003 in an attempt to resolve the cases without resort to a trial. The mediation proved unsuccessful in resolving the cases. Discovery in the cases, which had been stayed pending completion of the mediation, has resumed. A further mediation session is planned for the fourth quarter of 2003.

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

         ERISA Class Action Lawsuit - In April 2003, Honeywell and several of its current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. In July 2003, an amended complaint making similar allegations and naming several current and former officers and directors as defendants was filed in the same district. In September 2003, Honeywell filed a motion to dismiss the amended complaint.

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

         In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the court's determinations and has appealed the court's decision to the Third Circuit Court of Appeals. The Third Circuit Court of Appeals has referred the case for mediation. In October 2003, the District Court denied Honeywell's motion for a stay of certain aspects of its May 2003 order, and we are considering whether to appeal such ruling. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Under the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total costs of such studies and remediation do not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the court's order. We have not completed development of a remedial action plan for the excavation and offsite disposal directed under the court's order and therefore are unable to estimate the cost of such actions. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Provisions have been previously made in our financial statements as to remedial costs consistent with the ACO and during the three months ended June 30, 2003 we provided for additional costs which are likely to be incurred during the pendency of our appeal, which provisions do not assume excavation and offsite removal of chromium from the site. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid.

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

         Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a group of potential claimants consisting largely of professional brake mechanics. From 1981 through September 30, 2003, we have resolved about 62,500 Bendix claims at an average indemnity cost per claim of approximately two thousand nine hundred dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs that amounted to approximately $75 million in payments in the nine months ended September 30, 2003. A substantial portion of this amount is expected to be reimbursed by insurance. There are currently approximately 71,000 claims pending.

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

         In the fourth quarter of 2002, we recorded a charge of $167 million consisting of a $131 million reserve for the sale of Bendix to Federal-Mogul, our estimate of asbestos related liability net of insurance recoveries and costs to complete the anticipated transaction with Federal-Mogul. Completion of the transaction contemplated by the LOI is subject to the negotiation of definitive agreements, the confirmation of Federal-Mogul's plan of reorganization by the Bankruptcy Court, the issuance of a final, non-appealable 524(g) channeling injunction permanently enjoining any Bendix related asbestos claims against Honeywell, and the receipt of all required governmental approvals. We do not believe that completion of such transaction as contemplated under the LOI would have a material adverse impact on our consolidated results of operations or financial position.

         During the third quarter of 2003, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp. filed a lawsuit in the U.S. Bankruptcy Court, against Honeywell and Federal-Mogul seeking a declaration that Honeywell's Bendix unit cannot be sold to Federal-Mogul and receive protection from asbestos claims under Section 524(g) of the U.S. Bankruptcy Code. Honeywell believes the lawsuit is without merit and intends to vigorously defend against the allegations in the complaint.

         There can be no assurance, however, that the transaction contemplated by the LOI will be completed. Honeywell presently has approximately $1.9 billion of insurance coverage remaining with respect to Bendix related asbestos claims. Although it is impossible to predict the outcome of pending or future claims, in light of our potential exposure, our prior experience in resolving these claims, and our insurance coverage, we do not believe that the Bendix related asbestos claims will have a material adverse effect on our consolidated financial position.

         Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

         When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. As of the date of NARCO's bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with NARCO claims. We have approximately $1.3 billion (excluding insurance recoveries in October 2003 - see discussion below) of insurance remaining that can be specifically allocated to NARCO related liability.

         As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO except one claim which is not material as to which the stay was lifted in August 2003. Because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended nineteen times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

         As a result of ongoing negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements or agreements in principle with approximately 256,000 claimants, which represents in excess of 90 percent of the approximately 275,000 current claimants who are now expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. As part of its ongoing settlement negotiations, Honeywell has reached agreement in principle with the representative for future NARCO claimants to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims.

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

         The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with in excess of 90 percent of current claimants. Once finalized, settlement payments with respect to current claims are expected to be made over approximately a four-year period.

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

         Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2003, a significant portion of this coverage is with London-based insurance companies under a coverage-in-place agreement. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of our insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and, as of September 30, 2003, we have recognized approximately $550 million in probable insurance recoveries from these carriers. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, we recorded insurance recoveries that are deemed probable through 2018 of $1.8 billion. A portion of this insurance has been received, primarily from Equitas, as discussed below.

         During the nine months ended September 30, 2003, we made asbestos related payments of $467 million, including legal fees. During the nine months ended September 30, 2003, we received $477 million in insurance reimbursements including $472 million in cash received from Equitas related to a comprehensive policy buy-back settlement of all insurance claims by Honeywell against Equitas. The settlement resolves all claims by Honeywell against Equitas arising from asbestos claims related to NARCO and Bendix.

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

         NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:


                                                          September 30,         December 31,
                                                              2003                 2002
                                                              ----                 ----
Other current assets                                         $  287               $  320
Insurance recoveries for asbestos related liabilities         1,253                1,636
                                                             ------               ------
                                                             $1,540               $1,956
                                                             ======               ======

Accrued liabilities                                          $  825               $  741
Asbestos related liabilities                                  2,217                2,700
                                                             ------               ------
                                                             $3,042               $3,441
                                                             ======               ======


         In October 2003, we received approximately $150 million in cash from various insurance companies related to our NARCO asbestos claims.

         We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy, the proposed transaction with Federal-Mogul, or our asbestos liabilities and related insurance recoveries.

                        Report of Independent Accountants


To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2003, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
October 31, 2003


-----------------------


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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

A. RESULTS OF OPERATIONS - THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

     Net sales in the third quarter of 2003 were $5,768 million, an increase of $199 million, or 4 percent compared with the third quarter of 2002. The increase in sales is attributable to the following:


                  Acquisitions                           3 %
                  Divestitures                          (2)
                  Price                                  -
                  Volume                                 -
                  Foreign exchange                       3
                                                        --

                                                         4 %
                                                        ==

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $4,509 million in the third quarter of 2003 increased by $273 million, or 6 percent compared with the third quarter of 2002. This increase resulted mainly from the unfavorable impact of foreign exchange, a decrease in sales of higher-margin products and services, primarily in our Aerospace and Automation and Control Solutions reportable segments, and higher pension and environmental expenses.

     Selling, general and administrative expenses of $729 million in the third quarter of 2003 increased by $31 million, or 4 percent compared with the third quarter of 2002 due mainly to higher pension costs and the unfavorable impact of foreign exchange.

     Pension expense was $28 million in the third quarter of 2003 compared with pension income of $41 million in the third quarter of 2002. The increase of $69 million in pension expense in the third quarter of 2003 compared with the third quarter of 2002 was due principally to a reduction in 2003 in the assumed rate of return on plan assets from 10 to 9 percent, a decrease in the market-related value of our pension plan assets during the period 2000 to 2002 and the systematic recognition of higher net losses. These losses resulted mainly from actual pension plan asset returns below the assumed rate of return during the period 2000 to 2002.

     Gain on sale of non-strategic businesses of $9 million in the third quarter of 2003 represents the net pretax gain on the dispositions of three businesses in our Specialty Materials and Aerospace reportable segments.

     Equity in (income) loss of affiliated companies was income of $7 million in both the third quarters of 2003 and 2002. The current year's quarter includes a charge of $2 million related to an impairment of a Specialty Materials' joint venture's investment.

     Other (income) expense, $11 million of expense in the third quarter of 2003, compared with $4 million of income in the third quarter of 2002. The decrease of $15 million in other income in the third quarter of 2003 compared with the third quarter of 2002 was due mainly to the inclusion of income of $12 million in the prior year's quarter related to the settlement of a patent infringement lawsuit with an automotive supplier.

     Interest and other financial charges of $82 million in the third quarter of 2003 decreased by $4 million, or 5 percent compared with the third quarter of 2002 due mainly to lower interest rates in the current period.

     Tax expense was $109 million in the third quarter of 2003 resulting in an effective tax rate of 24.1 percent. Tax expense was $148 million in the third quarter of 2002 resulting in an effective tax rate of 26.5 percent. The effective tax rate was lower than the statutory rate of 35 percent in both the current and prior year quarter principally due to tax benefits on export sales, favorable tax audit settlements and foreign tax planning strategies. Additionally, tax expense in the third quarter of 2003 includes a tax benefit of $17 million from a tax settlement related to a prior year asset impairment.

     Net income was $344 million, or $0.40 per share, in the third quarter of 2003 compared with net income of $412 million, or $0.50 per share, in the third quarter of 2002. The decrease of $0.10 per share in the third quarter of 2003 compared with the third quarter of 2002 was primarily due to higher pension expense, including the impact of dilution from the prior year contribution of Honeywell common stock to our U.S. pension plans.

Review of Business Segments


                                                             Three Months Ended
                                                               September 30,
                                                         ---------------------------
                                                            2003           2002
                                                            ----           ----
Net Sales
Aerospace                                                 $2,231          $2,206
Automation and Control Solutions                           1,875           1,727
Specialty Materials                                          777             797
Transportation Systems                                       885             818
Corporate                                                      -              21
                                                          ------          ------
                                                          $5,768          $5,569
                                                          ======          ======

Segment Profit
Aerospace                                                   $303            $338
Automation and Control Solutions                             205             233
Specialty Materials                                           (8)             10
Transportation Systems                                        91              92
Corporate                                                    (33)            (38)
                                                          ------          ------
  Total segment profit                                       558             635
                                                          ------          ------
Gain (loss) on sale of non-strategic businesses                9               -
Equity in income of affiliated companies                       7               7
Other income (expense)                                       (11)              4
Interest and other financial charges                         (82)            (86)
Repositioning, environmental and other charges
  included in cost of goods sold and selling,
  general and administrative expenses                        (28)              -
                                                          ------          ------

  Income before taxes and cumulative effect
    of accounting change                                    $453            $560
                                                          ======          ======


         Aerospace sales of $2,231 million in the third quarter of 2003 increased by $25 million, or 1 percent compared with the third quarter of 2002 as strong sales to our defense and space customers offset continued weakness in sales to our commercial original equipment (OE) and aftermarket customers. Sales to our defense and space customers increased by 11 percent with aftermarket sales up by 23 percent and OE sales higher by 6 percent, resulting principally from increased military replenishment, platform upgrades and growth in precision guidance munitions. Sales to our air transport OE customers decreased by 7 percent reflecting scheduled production declines by our OE customers (primarily Boeing and Airbus) due to reduced aircraft orders by commercial airlines. The airline industry continues to be negatively impacted by general weakness in the economy and the financial difficulties being encountered by certain major carriers. Sales to our business and general aviation OE customers also decreased by 23 percent reflecting a decline in projected deliveries of business jet airplanes due to weakness in fractional demand and corporate profitability. Sales to our commercial air transport aftermarket customers were lower by 3 percent as a decline in sales of commercial spare parts of 12 percent due to lower discretionary spending by the airlines was partially offset by higher sales of repair and overhaul services of 8 percent. Sales to our regional transport aftermarket customers declined by 5 percent also due primarily to lower sales of spare parts. The continued weakness in sales of spare parts to our commercial aftermarket customers primarily results from the discretionary nature of these sales as the airlines continue to reduce spending. Sales to our business and general aviation aftermarket customers improved by 6 percent largely due to strong repair and overhaul activity.

         Aerospace segment profit of $303 million in the third quarter of 2003 decreased by $35 million, or 10 percent compared with the third quarter of 2002 due mainly to lower sales of higher-margin commercial aftermarket spare parts and higher pension expense.

         Automation and Control Solutions sales of $1,875 million in the third quarter of 2003 increased by $148 million, or 9 percent compared with the third quarter of 2002 due to acquisitions of 6 percent and the favorable effect of foreign exchange of 4 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 14 percent for our Automation and Control Products business due to acquisitions, mainly Invensys Sensor Systems, and strong sales of fire solutions products. Sales for our Process Solutions business (previously Industry Solutions and Industrial Service businesses) increased by 7 percent mainly due to the favorable effect of foreign exchange. Sales for our Building Solutions business (previously Service business excluding the Industrial Service business) decreased by 1 percent as lower volumes due to continued softness in the non-residential construction market were partially offset by the favorable effect of foreign exchange.

         Automation and Control Solutions segment profit of $205 million in the third quarter of 2003 decreased by $28 million, or 12 percent compared with the third quarter of 2002 due mainly to higher pension expense, the decline in higher-margin energy-retrofit and discretionary spot sales in our Building Solutions business, and increased research and development and investments in sales and marketing capacity, mainly in our Automation and Control Products and Building Solutions businesses, respectively. Segment profit was also adversely impacted by pricing pressures mainly in our Automation and Control Products and Process Solutions businesses.

         Specialty Materials sales of $777 million in the third quarter of 2003 decreased by $20 million, or 3 percent compared with the third quarter of 2002 due largely to the impact from the prior year divestiture of our Advanced Circuits business. Lower sales resulting from temporary plant shutdowns in our Fluorocarbons and Nylon Systems businesses offset the favorable effects of foreign exchange and higher volumes in our refrigerants business.

         Specialty Materials segment loss of ($8) million in the third quarter of 2003 compared with segment profit of $10 million in the third quarter of 2002. This decrease of $18 million in segment profit mainly resulted from the impact of the temporary plant shutdowns in our Fluorocarbons and Nylon Systems businesses, higher raw material costs (principally natural gas) and higher pension expense. This decrease was partially offset by the impact of the prior year write-down of property, plant and equipment in several businesses, the benefits of cost actions and divestitures of non-strategic businesses.

         Transportation Systems sales of $885 million in the third quarter of 2003 increased by $67 million, or 8 percent compared with the third quarter of 2002 due mainly to the favorable effect of foreign exchange of 6 percent and a favorable sales mix at our Garrett Engine Boosting Systems business. Sales at our Garrett Engine Boosting Systems business increased by 16 percent due to a favorable sales mix of 9 percent as worldwide demand for our turbochargers continued to be strong, and the favorable effect of foreign exchange of 8 percent, partially offset by lower prices of 1 percent.

      Transportation Systems segment profit of $91 million in the third quarter of 2003 decreased by $1 million, or 1 percent compared with the third quarter of 2002 due mainly to higher pension expense and lower aftermarket sales at our Friction Materials business offset by the effect of higher sales at our Garrett Engine Boosting Systems business.

B. RESULTS OF OPERATIONS - NINE MONTHS 2003 COMPARED WITH NINE MONTHS 2002

     Net sales in the first nine months of 2003 were $16,916 million, an increase of $497 million, or 3 percent compared with the first nine months of 2002. The increase in sales is attributable to the following:

                  Acquisitions                           3 %
                  Divestitures                          (2)
                  Price                                  -
                  Volume                                (1)
                  Foreign exchange                       3
                                                        ---
                                                         3 %
                                                        ===

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section below.

     Cost of goods sold of $13,263 million in the first nine months of 2003 increased by $523 million, or 4 percent compared with the first nine months of 2002. This increase resulted from a $641 million increase due primarily to the unfavorable impact of foreign exchange, a decrease in sales of higher-margin products and services, primarily in our Aerospace and Automation and Control Solutions reportable segments, and higher pension, product development and other expenses. This increase was partially offset by a decrease of $118 million in repositioning and other charges.

     Selling, general and administrative expenses of $2,194 million in the first nine months of 2003 increased by $219 million, or 11 percent compared with the first nine months of 2002 due mainly to higher pension and other employee benefit costs and the unfavorable impact of foreign exchange.

     Pension expense was $116 million in the first nine months of 2003 compared with pension income of $119 million in the first nine months of 2002. The increase of $235 million in pension expense in the first nine months of 2003 compared with the first nine months of 2002 was due principally to a reduction in 2003 in the assumed rate of return on plan assets from 10 to 9 percent, a decrease in the market-related value of our pension plan assets during the period 2000 to 2002 and the systematic recognition of higher net losses. These losses resulted mainly from actual pension plan asset returns below the assumed rate of return during the period 2000 to 2002.

     Gain on sale of non-strategic businesses of $40 million in the first nine months of 2003 represents the net pretax gain on the dispositions of our Engineering Plastics business and three other businesses in our Specialty Materials and Aerospace reportable segments. Loss on sale of non-strategic businesses of net $41 million in the first nine months of 2002 represented the pretax loss on the dispositions of Specialty Materials' Pharmaceutical Fine Chemicals (PFC) and Automation and Control's Consumer Products (Consumer Products) businesses of $166 million partially offset by the pretax gain on the disposition of our Bendix Commercial Vehicle Systems (BCVS) business of $125 million.

     Business impairment charges of $43 million in the first nine months of 2002 related to the write-down of property, plant and equipment in our Friction Materials business and the shutdown of a manufacturing facility in our Specialty Materials reportable segment. See the repositioning and other charges section of this Management's Discussion and Analysis for further details.

     Equity in (income) loss of affiliated companies was income of $11 million in the first nine months of 2003 compared with income of $17 million in the first nine months of 2002. The decrease of $6 million in equity income in the first nine months of 2003 compared with the first nine months of 2002 was due to a charge of $2 million in the first nine months of 2003 related to the impairment of a Specialty Materials' joint venture's investment. Also, the prior year's first nine months included a charge of $13 million for severance actions by our UOP joint venture offset by income of $15 million resulting from exiting joint ventures in our Aerospace and Transportation Systems reportable segments.

     Other (income) expense, $16 million of income in the first nine months of 2003, compared with $26 million of income in the first nine months of 2002. The decrease of $10 million in other income in the first nine months of 2003 compared with the first nine months of 2002 was due mainly to a decrease of $33 million in benefits from foreign exchange hedging resulting from the weakness in the U.S. dollar partially offset by a gain of $20 million related to the settlement of a patent infringement lawsuit.

     Interest and other financial charges of $253 million in the first nine months of 2003 decreased by $8 million, or 3 percent compared with the first nine months of 2002 due mainly to lower interest rates in the current period.

     Tax expense was $336 million in the first nine months of 2003 resulting in an effective tax rate of 26.4 percent. Tax expense was $155 million in the first nine months of 2002 resulting in an effective tax rate of 11.1 percent. The effective tax rate was lower than the statutory rate of 35 percent in both the current and prior year nine-month periods principally due to tax benefits on export sales, favorable tax audit settlements and foreign tax planning strategies. Tax expense in the first nine months of 2002 included the tax benefit related to repositioning, business impairment and other charges, the gain on the sale of our BCVS business, and the loss on the dispositions of our PFC and Consumer Products businesses. The PFC and Consumer Products businesses had a higher deductible tax basis than book basis that resulted in a tax benefit.

     Net income was $917 million, or $1.07 per share, in the first nine months of 2003 compared with net income of $1,247 million, or $1.52 per share, in the first nine months of 2002. The decrease of $0.45 per share in the first nine months of 2003 compared with the first nine months of 2002 was primarily due to higher pension expense, including the impact of dilution from the prior year contribution of Honeywell common stock to our U.S. pension plans, lower sales of higher margin products and services, principally in our Aerospace and Automation and Control Solutions reportable segments, higher product development and other expenses and the cumulative effect of a change in accounting related to our adoption of SFAS No. 143 on January 1, 2003.

Review of Business Segments


                                                                   Nine Months Ended
                                                                     September 30,
                                                                -----------------------
                                                                 2003            2002
                                                                 ----            ----
Net Sales
Aerospace                                                       $ 6,454         $ 6,499
Automation and Control Solutions                                  5,429           5,094
Specialty Materials                                               2,377           2,425
Transportation Systems                                            2,650           2,349
Corporate                                                             6              52
                                                                -------         -------
                                                                $16,916         $16,419
                                                                =======         =======
Segment Profit
Aerospace                                                       $   745         $ 1,009
Automation and Control Solutions                                    567             660
Specialty Materials                                                  30              52
Transportation Systems                                              278             269
Corporate                                                           (99)           (109)
                                                                -------         -------
  Total segment profit                                            1,521           1,881
                                                                -------         -------
Gain (loss) on sale of non-strategic businesses                      40             (41)
Business impairment charges                                           -             (43)
Equity in income of affiliated companies                             11              17
Other income                                                         16              26
Interest and other financial charges                               (253)           (261)
Repositioning, environmental and other charges included
  in cost of goods sold and selling, general and
  administrative expenses                                           (62)           (177)
                                                                -------         -------
  Income before taxes and cumulative effect
    of accounting change                                        $ 1,273         $ 1,402
                                                                =======         =======

     Aerospace sales of $6,454 million in the first nine months of 2003 decreased by $45 million, or 1 percent compared with the first nine months of 2002 due to continued weakness in sales to our commercial OE and aftermarket customers. Sales to our air transport OE customers declined by 18 percent reflecting dramatically lower projected deliveries by our OE customers (primarily Boeing and Airbus) due to reduced aircraft orders by commercial airlines. The airline industry continues to be negatively impacted by general weakness in the economy and the financial difficulties being encountered by certain major carriers. Sales to our business and general aviation OE customers decreased by 24 percent reflecting a decline in projected deliveries of business jet airplanes due to weakness in fractional demand and corporate profitability. Sales to our commercial air transport and regional aftermarket customers were lower by 2 and 10 percent, respectively, mainly due to weakness in sales of spare parts. The decrease in Aerospace sales in the first nine months of 2003 compared with the first nine months of 2002 was partially offset by an increase in sales to our defense and space customers, with aftermarket sales up by 17 percent and OE sales higher by 6 percent, resulting principally from increased military replenishment, platform upgrades and growth in precision guidance munitions. Sales to our business and general aviation aftermarket customers were higher by 7 percent largely due to increases in repair and overhaul activity. We currently expect full year 2003 sales to our air transport and business and general aviation OE customers to decline by 15 and 20 percent, respectively, compared with the prior year due to reduced aircraft orders. We currently expect that sales to our commercial aftermarket customers will be down by 3 percent for the full year 2003 compared with the prior year due mainly to the financial difficulties being experienced by the airlines and reduced flying hours.

     Aerospace segment profit of $745 million in the first nine months of 2003 decreased by $264 million, or 26 percent compared with the first nine months of 2002 due mainly to lower sales of commercial original equipment and higher-margin commercial aftermarket spare parts as well as higher pension expense.

     Automation and Control Solutions sales of $5,429 million in the first nine months of 2003 increased by $335 million, or 7 percent compared with the first nine months of 2002 due to the favorable effects of foreign exchange of 5 percent and acquisitions, net of the prior year disposition of our Consumer Products business, of 4 percent, partially offset by the impact of lower prices and volumes of 1 percent each. Sales increased by 10 percent for our Automation and Control Products business as the favorable effects of foreign exchange and prior year acquisitions, mainly Invensys Sensor Systems, more than offset the impact of the prior year disposition of our Consumer Products business and lower volumes. Sales for our Process Solutions business increased by 6 percent mainly due to the favorable effect of foreign exchange. Sales for our Building Solutions business decreased by 1 percent as lower volumes due to continued softness in the non-residential construction market were partially offset by the favorable effect of foreign exchange.

     Automation and Control Solutions segment profit of $567 million in the first nine months of 2003 decreased by $93 million, or 14 percent compared with the first nine months of 2002 due mainly to higher pension expense, the decline in higher-margin energy-retrofit and discretionary spot sales in our Building Solutions business, and increased research and development and investments in sales and marketing capacity, mainly in our Automation and Control Products and Building Solutions businesses, respectively. Segment profit was also adversely impacted by pricing pressures mainly in our Automation and Control Products and Process Solutions businesses.

     Specialty Materials sales of $2,377 million in the first nine months of 2003 decreased by $48 million, or 2 percent compared with the first nine months of 2002 due to the impact of the divestitures of our Advanced Circuits, PFC and Engineering Plastics businesses, net of the current year acquisition of BASF's nylon fiber business, of 5 percent, and lower prices of 1 percent partially offset by the favorable effects of foreign exchange of 3 percent and higher volumes of 1 percent.

     Specialty Materials segment profit of $30 million in the first nine months of 2003 decreased by $22 million, or 42 percent compared with the first nine months of 2002. This decrease resulted mainly from higher raw material costs (principally natural gas) and higher pension expense, and the impact of the temporary plant shutdowns in our Fluorocarbons and Nylon Systems businesses. This decrease was partially offset by the impact of the prior year write-down of property, plant and equipment in several businesses, the benefits of cost actions and divestitures of non-strategic businesses.

     Transportation Systems sales of $2,650 million in the first nine months of 2003 increased by $301 million, or 13 percent compared with the first nine months of 2002 due mainly to the favorable effect of foreign exchange of 9 percent, a favorable sales mix and volume growth of 3 percent and higher prices of 1 percent. This increase resulted mainly from a 25 percent increase in sales for our Garrett Engine Boosting Systems business due to a favorable sales mix and volume growth of 14 percent as worldwide demand for our turbochargers continued to be strong, and the favorable effect of foreign exchange of 12 percent, partially offset by lower prices of 1 percent.

     Transportation Systems segment profit of $278 million in the first nine months of 2003 increased by $9 million, or 3 percent compared with the first nine months of 2002 as the effect of higher sales in our Garrett Engine Boosting Systems business was partially offset by higher pension, new product development and introduction, facility relocations and other expenses, and lower aftermarket sales at our Friction Materials business.

C. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Total assets at September 30, 2003 were $28,385 million, an increase of $826 million, or 3 percent from December 31, 2002 mainly due to an increase in cash of $849 million. See details in Consolidated Statement of Cash Flows.

     Cash provided by operating activities of $1,696 million during the first nine months of 2003 increased by $70 million compared with the first nine months of 2002. This increase was due mainly to lower spending for repositioning actions of $206 million and the inclusion of the final net payment to settle the Litton legal action of $162 million in the first nine months of 2002. This increase was partially offset by lower earnings and an increase in contributions to our U.S. defined benefit pension plans of $70 million.

     We made asbestos related payments of $467 million, including legal fees, in the first nine months of 2003 and expect to make additional asbestos related payments of approximately $110 million during the fourth quarter of 2003. This estimate is based on our experience in the first nine months of 2003 regarding the timing of submissions of required evidential data by plaintiff firms. We had $477 million of asbestos related insurance recoveries during the first nine months of 2003 due primarily to the buyout of the NARCO and Bendix Equitas insurance policies in April 2003 of $472 million. We previously anticipated receiving the Equitas payments primarily during the period 2003 through 2007. We expect to receive approximately $185 million in asbestos related insurance recoveries during the fourth quarter of 2003. These cash flow projections are consistent with our existing asbestos reserves. See Note 12 of Notes to Financial Statements for further details.

     Cash used for investing activities of $381 million during the first nine months of 2003 increased by $208 million compared with the first nine months of 2002 due mainly to an increase in spending for acquisitions of $92 million, the inclusion of the proceeds from the disposition of a cost investment in our Automation and Control Solutions reportable segment of $91 million in the first nine months of 2002, and lower proceeds from sales of businesses of $46 million. The increase in spending for acquisitions in the current period mainly relates to the acquisitions of a fire controls and detection technology business and a sensor business by our Automation and Control Solutions reportable segment and a nylon films business by our Specialty Materials reportable segment. The first nine months of 2003 included the proceeds of $137 million from our dispositions of our Engineering Plastics business and several other businesses in our Aerospace and Specialty Materials reportable segments, whereas the first nine months of 2002 included the proceeds of $183 million from the dispositions of our BCVS, PFC and Consumer Products businesses. This increase in cash used for investing activities was partially offset by lower capital spending of $37 million mainly reflecting the completion in 2002 of a major plant in our Fluorines business. Our total capital spending for the full year 2003 is projected to be approximately $650 million.

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

     Cash used for financing activities of $645 million during the first nine months of 2003 decreased by $234 million compared with the first nine months of 2002 due mainly to a decrease in scheduled repayments of long-term debt in the current period partially offset by higher net repayments of short-term debt and higher dividend payments. Total debt of $5,207 million at September 30, 2003 was $118 million, or 2 percent higher than at December 31, 2002 principally reflecting the assumption of $268 million of debt associated with the purchase of assets under leases qualifying as variable interest entities partially offset by lower short-term borrowings.

     In November 2003, Honeywell announced its intention to repurchase sufficient outstanding shares of its common stock to offset the dilutive impact of employee plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. We currently expect to repurchase approximately 7-10 million shares on an annual basis and to initiate the program in the fourth quarter of 2003.

Repositioning and Other Charges

     A summary of repositioning and other charges follows:

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                         ------------------           -----------------
                                         2003          2002           2003         2002
                                         ----          ----           ----         ----
Severance                                $  9          $  -           $ 31         $ 73
Asset impairments                           2             -              2           68
Exit costs                                  1             -              4           23
Reserve adjustments                       (14)            -            (37)         (43)
                                         ----          ----           ----         ----
  Total net repositioning charge           (2)            -              -          121
                                         ----          ----           ----         ----
Probable and reasonably estimable
  environmental liabilities                28             -             60            -
Business impairment charges                 -             -              -           43
Investment impairment charges               2             -              2            -
Customer claims and settlements
  of contract liabilities                   -             -              -           29
Write-offs of receivables,
  inventories and other assets              2             -              2           40
                                         ----          ----           ----         ----
  Total net repositioning and other
    charges                              $ 30          $  -           $ 64         $233
                                         ====          ====           ====         ====

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                         ------------------           -----------------
                                         2003          2002           2003         2002
                                         ----          ----           ----         ----
Cost of goods sold                        $26          $  -            $55         $173
Selling, general and administrative
  expenses                                  2             -              7            4
Business impairment charges                 -             -              -           43
Equity in (income) loss of
  affiliated companies                      2             -              2           13
                                         ----          ----           ----         ----
                                          $30          $  -            $64         $233
                                         ====          ====           ====         ====

         The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:



                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                         ------------------           -----------------
                                         2003          2002           2003         2002
                                         ----          ----           ----         ----
Aerospace                                 $ -           $ -           $ (2)        $  6
Automation and Control Solutions           (8)            -            (16)          61
Specialty Materials                         5             -             12          132
Transportation Systems                      3             -              3           30
Corporate                                  30             -             67            4
                                          ---           ---           ----         ----
                                          $30           $ -           $ 64         $233
                                          ===           ===           ====         ====


     In the third quarter of 2003, we recognized a charge of $12 million mainly for severance costs related to workforce reductions of 141 manufacturing and administrative positions principally in our Aerospace and Specialty Materials reportable segments. Also, $14 million of previously established accruals, mainly for severance, were returned to income in the third quarter of 2003, due to fewer employee separations than originally anticipated associated with certain 2002 repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

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

     As disclosed in our 2002 Annual Report on Form 10-K, we recognized repositioning charges totaling $453 million in 2002 ($0 and $164 million were recognized in the three- and nine-month periods ended September 30, 2002). The components of the charges included severance costs of $270 million, asset impairments of $121 million and other exit costs of $62 million. Severance costs were related to announced workforce reductions of approximately 8,100 manufacturing and administrative positions across all of our reportable segments and our UOP process technology joint venture, of which approximately 6,000 positions have been eliminated as of September 30, 2003. These actions are expected to be substantially completed by December 31, 2003. Also, $76 million of previously established severance accruals were returned to income in 2002, due to fewer employee separations than originally anticipated and higher than expected voluntary employee attrition resulting in reduced severance liabilities in our Aerospace, Automation and Control Solutions and Specialty Materials reportable segments.

     These repositioning actions are expected to generate incremental pretax savings of approximately $400 million in 2003 compared with 2002 principally from planned workforce reductions and facility consolidations. Cash expenditures for severance and other exit costs necessary to execute these actions were $147 million in the nine months ended September 30, 2003 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the 2003 and remaining 2002 repositioning actions will approximate $200 million in 2003 and will be funded mainly though operating cash flows.

     In the third quarter of 2003, we recognized other charges consisting of legacy environmental matters deemed probable and reasonably estimable in the third quarter of 2003 of $28 million, the write-off of equipment in our Specialty

Materials reportable segment of $2 million and a charge related to an impairment of a Specialty Materials' joint venture's investment of $2 million.

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

     In the first quarter of 2002, we recognized an impairment charge of $27 million related to the write-down of property, plant and equipment of our Friction Materials business, which is classified as assets held for disposal in Other Current Assets (a plan of disposal of Friction Materials was adopted in 2001; in January 2003, we entered into a letter of intent to sell this business to Federal-Mogul Corp. - See Note 12 of Notes to Financial Statements). In the first quarter of 2002, we also recognized an asset impairment charge of $16 million related to the shutdown of a chemical manufacturing facility in our Specialty Materials reportable segment.

D. OTHER MATTERS

Critical Accounting Policies

     As disclosed in the Defined Benefit Pension Plans section of our Critical Accounting Policies in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2002 Annual Report on Form 10-K, the key assumptions in determining pension expense are our expected return on plan assets and the discount rate on plan liabilities. Assuming our pension fund assets earn a 9 percent rate of return in the year ending December 31, 2003, the discount rate decreases to 6.25 percent at December 31, 2003 (assumed rate based on current market conditions), and there are no additional plan contributions beyond the $170 million contributed in April 2003, pension expense would increase by approximately $0.30 per share for the year ending December 31, 2004. Such increase in pension expense in 2004 compared with 2003 would be principally due to a decrease in the market-related value of pension plan assets and the systematic recognition of unrecognized net losses mainly resulting from actual pension plan asset returns below the assumed rate of return during the period 2000 to 2002, as well as lower interest rates.

     Future pension plan contributions are dependent upon actual plan asset returns and interest rates. Assuming that actual plan returns are consistent with our assumed plan return rate of 9 percent in 2003 and beyond, and the discount rate is 6.25 percent, we would not be required to make any contributions in 2003 or 2004.

     Statement of Financial Accounting Standards No. 87, "Employers' Accounting For Pensions" requires recognition of an Additional Minimum Pension Liability if the fair value of plan assets is less than the accumulated benefit obligation at the end of the plan year. Based on September 30, 2003 actual plan asset values and a discount rate of 6.25 percent (based on current market interest rates), we would not expect a significant increase in our Additional Minimum Pension Liability as of December 31, 2003.

Recent Accounting Pronouncements

     See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See our 2002 Annual Report on Form 10-K (Item 7A). At September 30, 2003, there has been no material change in this information.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Shareowner Litigation - Honeywell and seven of its current and former officers were named as defendants in several purported class action lawsuits filed in the United States District Court for the District of New Jersey (the "Securities Law Complaints"). The Securities Law Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. On January 15, 2002, the District Court dismissed the consolidated complaint against four of Honeywell's current and former officers. The Court has granted plaintiffs' motion for class certification defining the class as all purchasers of Honeywell stock between December 20, 1999 and June 19, 2000.

     The parties participated in a two-day settlement mediation in April 2003 in an attempt to resolve the cases without resort to a trial. The mediation proved unsuccessful in resolving the cases. Discovery in the cases, which had been stayed pending completion of the mediation, has resumed. A further mediation session is planned for the fourth quarter of 2003.

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

     ERISA Class Action Lawsuit - In April 2003, Honeywell and several of its current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. In July 2003, an amended complaint making similar allegations and naming several current and former officers and directors as defendants was filed in the same district. In September 2003, Honeywell filed a motion to dismiss the amended complaint.

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

     In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the court's determinations and has appealed the court's decision to the Third Circuit Court of Appeals. The Third Circuit Court of Appeals has referred the case for mediation. In October 2003, the District Court denied Honeywell's motion for a stay of certain aspects of its May 2003 order, and we are considering whether to appeal such ruling. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Under the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total costs of such studies and remediation do not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the court's order. We have not completed development of a remedial action plan for the excavation and offsite disposal directed under the court's order and therefore are unable to estimate the cost of such actions. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Provisions have been previously made in our financial statements as to remedial costs consistent with the ACO and during the three months ended June 30, 2003 we provided for additional costs which are likely to be incurred during the pendency of our appeal, which provisions do not assume excavation and offsite removal of chromium from the site. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid.

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

     Honeywell's Bendix Friction Materials business manufactured automotive brake pads that included asbestos in an encapsulated form. There is a group of potential claimants consisting largely of professional brake mechanics. From 1981 through September 30, 2003, we have resolved about 62,500 Bendix claims at an average indemnity cost per claim of approximately two thousand nine hundred dollars. Through the second quarter of 2002, Honeywell had no out-of-pocket costs for these cases since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs that amounted to approximately $75 million in payments in the nine months ended September 30, 2003. A substantial portion of this amount is expected to be reimbursed by insurance. There are currently approximately 71,000 claims pending.

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

     In the fourth quarter of 2002, we recorded a charge of $167 million consisting of a $131 million reserve for the sale of Bendix to Federal-Mogul, our estimate of asbestos related liability net of insurance recoveries and costs to complete the anticipated transaction with Federal-Mogul. Completion of the transaction contemplated by the LOI is subject to the negotiation of definitive agreements, the confirmation of Federal-Mogul's plan of reorganization by the Bankruptcy Court, the issuance of a final, non-appealable 524(g) channeling injunction permanently enjoining any Bendix related asbestos claims against Honeywell, and the receipt of all required governmental approvals. We do not believe that completion of such transaction as contemplated under the LOI would have a material adverse impact on our consolidated results of operations or financial position.

     During the third quarter of 2003, DaimlerChrysler AG, Ford Motor Co. and General Motors Corp. filed a lawsuit in the U.S. Bankruptcy Court, against Honeywell and Federal-Mogul seeking a declaration that Honeywell's Bendix unit cannot be sold to Federal-Mogul and receive protection from asbestos claims under Section 524(g) of the U.S. Bankruptcy Code. Honeywell believes the lawsuit is without merit and intends to vigorously defend against the allegations in the complaint.

     There can be no assurance, however, that the transaction contemplated by the LOI will be completed. Honeywell presently has approximately $1.9 billion of insurance coverage remaining with respect to Bendix related asbestos claims. Although it is impossible to predict the outcome of pending or future claims, in light of our potential exposure, our prior experience in resolving these claims, and our insurance coverage, we do not believe that the Bendix related asbestos claims will have a material adverse effect on our consolidated financial position.

     Another source of claims is refractory products (high temperature bricks and cement) sold largely to the steel industry in the East and Midwest by North American Refractories Company (NARCO), a business we owned from 1979 to 1986. Less than 2 percent of NARCO's products contained asbestos.

     When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. As of the date of NARCO's bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with

NARCO claims. We have approximately $1.3 billion (excluding insurance recoveries in October 2003 - see discussion below) of insurance remaining that can be specifically allocated to NARCO related liability.

     As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO except one claim which is not material as to which the stay was lifted in August 2003. Because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended nineteen times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

     As a result of ongoing negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements or agreements in principle with approximately 256,000 claimants, which represents in excess of 90 percent of the approximately 275,000 current claimants who are now expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. As part of its ongoing settlement negotiations, Honeywell has reached agreement in principle with the representative for future NARCO claimants to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims.

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

     The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with in excess of 90 percent of current claimants. Once finalized, settlement payments with respect to current claims are expected to be made over approximately a four-year period.

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

     Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2003, a significant portion of this coverage is with London-based insurance companies under a coverage-in-place agreement. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of our insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and, as of September 30, 2003, we have recognized approximately $550 million in probable insurance recoveries from these carriers. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, we recorded insurance recoveries that are deemed probable through 2018 of $1.8 billion. A portion of this insurance has been received, primarily from Equitas, as discussed below.

     During the nine months ended September 30, 2003, we made asbestos related payments of $467 million, including legal fees. During the nine months ended September 30, 2003, we received $477 million in insurance reimbursements including $472 million in cash received from Equitas related to a comprehensive policy buy-back settlement of all insurance claims by Honeywell against Equitas. The settlement resolves all claims by Honeywell against Equitas arising from asbestos claims related to NARCO and Bendix.

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

     In October 2003, we received approximately $150 million in cash from various insurance companies related to our NARCO asbestos claims.

     We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy, the proposed transaction with Federal-Mogul, or our asbestos liabilities and related insurance recoveries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See the Exhibit Index on page 42 of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2003.

         1. On July 17, 2003, a report was filed which furnished, under Item 12, a press release reporting our earnings for the second quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Honeywell International Inc.

Date: November 7, 2003                    By: /s/ John J. Tus
                                              ---------------------------------
                                              John J. Tus
                                              Vice President and Controller
                                              (on behalf of the Registrant
                                              and as the Registrant's
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                                       Description
--------------                                       ------------
     2                                           Omitted (Inapplicable)

     3                                           Omitted (Inapplicable)

     4                                           Omitted (Inapplicable)

     10.2*                                       Employment Separation Agreement and Release
                                                 between Richard F. Wallman and Honeywell
                                                 International Inc. dated July 17, 2003 (filed
                                                 herewith)

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

                             STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................. 'SS'