Form 10-K
period 2003-12-31
HONEYWELL INTERNATIONAL INC
filed 2004-03-04
CIK 773840

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

                  For the fiscal year ended December 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from    to

                         Commission file number 1-8974

                          Honeywell International Inc.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                                   22-2640650
---------------------------------------                      ------------------------------------
    (State or other jurisdiction of                                    (I.R.S. Employer
    incorporation or organization)                                    Identification No.)

           101 Columbia Road
      Morris Township, New Jersey                                           07962
---------------------------------------                      ------------------------------------
    (Address of principal executive
                offices)                                                  (Zip Code)

Registrant's telephone number, including area code (973) 455-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                                    Name of Each Exchange
          Title of Each Class                                        on Which Registered
---------------------------------------                      ------------------------------------
Common Stock, par value $1 per share*                              New York Stock Exchange
                                                                    Chicago Stock Exchange
                                                                       Pacific Exchange
Zero Coupon Serial Bonds due 2009                                  New York Stock Exchange
9 1/2% Debentures due June 1, 2016                                 New York Stock Exchange

---------

*  The common stock is also listed for trading on the London stock exchange.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No _

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $23.1 billion at June 30, 2003.

There were 858,794,651 shares of Common Stock outstanding at February 27, 2004.

                      Documents Incorporated by Reference
Part I and II: Annual Report to Shareowners for the Year Ended December 31,
2003.

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 26, 2004.

________________________________________________________________________________
________________________________________________________________________________

                               TABLE OF CONTENTS

          Item                                                                                             Page
          ----                                                                                             ----
Part I.   1.  Business...................................................................................    1
          2.  Properties.................................................................................   11
          3.  Legal Proceedings..........................................................................   12
          4.  Submission of Matters to a Vote of Security Holders........................................   12
          Executive Officers of the Registrant...........................................................   12

Part II.  5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                  of Equity Securities...................................................................   14
          6.  Selected Financial Data....................................................................   14
          7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   14
          7A. Quantitative and Qualitative Disclosures About Market Risk.................................   14
          8.  Financial Statements and Supplementary Data................................................   14
          9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   14
          9A. Controls and Procedures....................................................................   15

Part III. 10.  Directors and Executive Officers of the Registrant........................................   15
          11.  Executive Compensation....................................................................   15
          12.  Security Ownership of Certain Beneficial Owners and Management............................   15
          13.  Certain Relationships and Related Transactions............................................   18
          14.  Principal Accountant Fees and Services....................................................   18

Part IV.  15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................   18

Signatures...............................................................................................   19

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

    We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on
Form 8-K, and any amendments to those reports, are available free of charge on our website under the heading 'Investor Relations' (see 'SEC Filings') immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Honeywell's Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are also available, free of charge, on our website under the heading 'Investor Relations' (see 'Corporate Governance'), or by writing to Honeywell, 101 Columbia Road, Morris Township, New Jersey 07962, c/o Vice President and Corporate Secretary. Honeywell's Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees.

Major Businesses

    We globally manage our business operations through strategic business units, which have been aggregated under four reportable segments: Aerospace, Automation and Control Solutions, Specialty Materials and Transportation Systems. Financial information related to our reportable segments is included in Note 23 of Notes to Financial Statements in our 2003 Annual Report to Shareowners which is incorporated herein by reference.

    Following is further information about our four reportable segments which are comprised of various strategic business units and product classes that serve multiple end markets:

Strategic
Business Units       Product Classes             Major Products/Services    Major Customers/Uses            Key Competitors
--------------       ---------------             -----------------------    --------------------            ---------------
Aerospace

Engines, Systems     Turbine propulsion          TFE731 turbofan            Business, regional              United Technologies
and Services         engines                     TPE331 turboprop            and military trainer aircraft   (Pratt & Whitney
                                                 TFE1042 turbofan           Commercial and military          Canada)
                                                 F124 turbofan               helicopters                    Rolls Royce/
                                                 LF502 turbofan             Military vehicles                Allison
                                                 LF507 turbofan                                             Turbomeca
                                                 CFE738 turbofan                                            Williams
                                                 HTF 7000 turbofan
                                                 T53, T55 turboshaft
                                                 LT101 turboshaft
                                                 T800 turboshaft
                                                 AGT1500 turboshaft
                                                 LV 100 turboshaft
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------
                     Auxiliary power units       Airborne auxiliary         Commercial, regional,           United Technologies
                     (APUs)                       power units                business and                    (Pratt & Whitney
                                                 Jet fuel starters           military aircraft               Canada)
                                                 Secondary power            Ground power                    United Technologies
                                                  systems                                                    (Hamilton
                                                 Ground power units                                          Sundstrand)
                                                 Repair, overhaul and
                                                  spare parts
                     ----------------------------------------------------------------------------------------------------------

Strategic
Business Units       Product Classes             Major Products/Services    Major Customers/Uses            Key Competitors
--------------       ---------------             -----------------------    --------------------            ---------------
                     Environmental control       Air management systems:    Commercial, regional            Auxilec
                     systems                      Air conditioning           and general                    Barber Colman
                                                  Bleed air                  aviation aircraft              Dukes
                                                  Cabin pressure control    Military aircraft               Eaton-Vickers
                                                  Air purification and      Ground vehicles                 Goodrich (Lucas
                                                    treatment               Spacecraft                       Aerospace)
                                                 Electrical power systems:                                  Liebherr
                                                  Power distribution and                                    Litton Breathing
                                                    control                                                  Systems
                                                  Emergency power                                           Pacific Scientific
                                                    generation                                              Parker Hannifin
                                                 Repair, overhaul and                                       United Technologies
                                                  spare parts                                                (Hamilton
                                                                                                             Sundstrand)
                                                                                                            Smiths
                                                                                                            TAT
                     ----------------------------------------------------------------------------------------------------------
                     Engine systems and          Electronic and             Commercial, regional and        BAE Controls
                     accessories                  hydromechanical            general aviation aircraft      Goodrich
                                                  fuel controls             Military aircraft                (Chandler-Evans)
                                                 Engine start systems                                       Goodrich (Lucas
                                                 Electronic engine                                           Aerospace)
                                                  controls                                                  Parker Hannifin
                                                 Sensors                                                    United Technologies
                                                 Electric and pneumatic                                      (Hamilton
                                                  power generation systems                                   Sundstrand)
                                                 Thrust reverser
                                                  actuation, pneumatic and
                                                  electric
                     ----------------------------------------------------------------------------------------------------------
                     Aircraft hardware           Consumable hardware,       Commercial, regional, business  Anixter (Pentacon)
                     distribution                 including fasteners,       and military aviation          Arrow Pemco
                                                  bearings, bolts and        aircraft                       Avnet
                                                  o-rings                                                   BE Aerospace (M&M
                                                 Adhesives, sealants,                                        Aerospace)
                                                  lubricants, cleaners                                      Dixie
                                                  and paints                                                Fairchild Direct
                                                 Electrical connectors,                                     Wesco Aircraft
                                                  switches, relays and
                                                  circuit breakers
                                                 Value-added services,
                                                  repair and overhaul
                                                  kitting and point-of-use
                                                  replenishment
-------------------------------------------------------------------------------------------------------------------------------
Aerospace            Avionics systems            Flight safety systems:     Commercial, business            Airshow, Inc.
Electronic                                        Enhanced Ground            and general aviation aircraft  BAE
Systems                                             Proximity Warning       Government aviation             Boeing/Jeppesen
                                                    Systems (EGPWS)                                         Century
                                                  Traffic Alert and                                         Garmin
                                                    Collision Avoidance                                     Goodrich
                                                    Systems (TCAS)                                          Kaiser
                                                  Windshear detection                                       L3
                                                    systems                                                 Lockheed Martin
                                                  Flight data and cockpit                                   Northrop Grumman
                                                    voice recorders                                         Rockwell Collins
                                                  Weather Radar                                             Smiths
                                                 Communication, navigation                                  S-tec
                                                  and surveillance                                          Thales
                                                  systems:                                                  Trimble/Terra
                                                  Weather radar                                             Universal Avionics
                                                  Navigation & communication                                Universal Weather
                                                   radios
                                                  Air-to-ground telephones
                                                  Global positioning
                                                    systems
                                                  Automatic flight control
                                                    systems
                                                  Satellite systems
                                                  Surveillance systems
                                                 Integrated systems
                                                 Flight management systems
                                                 Cockpit display systems
                                                 Data management and
                                                  aircraft performance
                                                  monitoring systems
                                                 Vehicle management
                                                  systems
                                                 Aircraft information
                                                  systems

Strategic
Business Units       Product Classes             Major Products/Services    Major Customers/Uses            Key Competitors
--------------       ---------------             -----------------------    --------------------            ---------------
                                                 Network file servers
                                                 Wireless network
                                                  transceivers
                                                 Satellite TV systems
                                                 Audio/Video equipment
                                                 Weather information
                                                  network
                                                 Navigation database
                                                  information
                                                 Cabin management systems
                                                 Vibration detection and
                                                  monitoring
                                                 Mission management
                                                  systems
                                                 Tactical data management
                                                  systems
                     ----------------------------------------------------------------------------------------------------------
                     Aircraft, Obstruction and   Inset lights               Airports                        Bruce
                     Airport lighting            Control and monitoring     Commercial, regional,           Hella/Goodrich
                                                  systems                    business, helicopter and       LSI
                                                 Regulators                  military aviation aircraft     Luminator
                                                 Tower and obstruction       (operators, OEMs, parts        Safegate
                                                  lights                     distributors and MRO service   Siemens
                                                 Interior and exterior       providers)                     Thorn
                                                  aircraft lighting         General contractors (building   Whelen
                                                 Visual docking guidance     and tower manufacturers),
                                                  systems                    cell phone companies
                     ----------------------------------------------------------------------------------------------------------
                     Inertial sensor             Inertial sensor systems    Military and                    Astronautics-
                                                  for guidance,              commercial vehicles             Kearfott
                                                  stabilization,            Commercial spacecraft           BAE
                                                  navigation and control     and launch vehicles            Ball
                                                 Gyroscopes,                Commercial, regional, business  GEC
                                                  accelerometers, inertial   and military aircraft          L3 Com
                                                  measurement units and     Transportation                  KVH
                                                  thermal switches          Missiles                        Northrop Grumman
                                                                            Munitions                       Rockwell
                                                                                                            Smiths
                     ----------------------------------------------------------------------------------------------------------
                     Automatic test              EW ATE                     Boeing                          Northrop Grumman
                     equipment                   Avionics ATE               USAF                            Lockheed
                                                 Vehicle health             Foreign air forces
                                                 Management
                     ----------------------------------------------------------------------------------------------------------
                     Control products            Radar altimeters           Military aircraft               Ball Brothers
                                                 Pressure products          Missiles, UAVs                  BAE
                                                 Air data products          Commercial                      Druck
                                                 Thermal switches            applications                   Goodrich
                                                 Magnetic sensors                                           NavCom
                                                 RF sensors                                                 Northrop Grumman
                                                                                                            Rosemount
                                                                                                            Solarton
                     ----------------------------------------------------------------------------------------------------------
                     Space products and          Guidance subsystems        Commercial and military-        BAE
                     subsystems                  Control subsystems          spacecraft                     Ithaco
                                                 Processing subsystems      DoD                             L3
                                                 Radiation hardened         FAA                             Northrop Grumman
                                                  electronics and           NASA                            Raytheon
                                                  integrated circuits
                                                 GPS-based range safety
                                                  systems
                     ----------------------------------------------------------------------------------------------------------
                     Management and technical    Maintenance/operation      U.S. government space (NASA)    Bechtel
                     services                     and provision of space    DoD (logistics and              Boeing
                                                  systems, services          information services)          Computer Sciences
                                                  and facilities            DoE                             Dyncorp
                                                 Systems engineering        Local governments               ITT
                                                  and integration           Commercial space ground         Lockheed Martin
                                                 Information technology      segment systems and services   Raytheon
                                                  services                                                  SAIC
                                                 Logistics and sustainment                                  The Washington
                                                                                                             Group
                                                                                                            United Space
                                                                                                             Alliance
-------------------------------------------------------------------------------------------------------------------------------

Strategic
Business Units       Product Classes             Major Products/Services    Major Customers/Uses            Key Competitors
--------------       ---------------             -----------------------    --------------------            ---------------
Aircraft Landing     Landing systems             Wheels and brakes          Commercial airline,             Aircraft Braking
Systems                                          Friction products           regional, business              Systems
                                                 Wheel and brake             and military aircraft          Dunlop Standard
                                                  repair and                High performance commercial      Aerospace
                                                  overhaul services          vehicles                       Goodrich
                                                                            USAF, DoD, DoE                  Messier-Bugatti
                                                                            Boeing, Airbus, Lockheed        NASCO
                                                                             Martin                         Various smaller
                                                                                                             repair and
                                                                                                             overhaul companies
-------------------------------------------------------------------------------------------------------------------------------

Automation and Control Solutions

Automation and       Control Products            Heating, ventilating and   Original equipment              Carrier
 Control Products    (Environmental controls      air conditioning           manufacturers (OEMs)           Cherry
                     and combustion; sensing      controls and components   Distributors                    Danfoss
                     and controls)                for homes and buildings   Contractors                     Eaton
                                                 Indoor air quality         Retailers                       Emerson
                                                  products including        System integrators              Endruss & Hauser
                                                  zoning, air cleaners,     Commercial customers and        Holmes
                                                  humidification, heat and   homeowners served by the       Invensys
                                                  energy recovery            distributor, wholesaler,       Johnson Controls
                                                  ventilators                contractor, retail and         Kavlico
                                                 Controls plus integrated    utility channels               Motorola
                                                  electronic systems for    Package and materials handling  Omron
                                                  burners, boilers and       operations                     Siemens
                                                  furnaces                  Appliance manufacturers         SPX (EST)
                                                 Consumer household         Automotive companies            Yokogawa
                                                  products including        Aviation companies
                                                  humidifiers and           Food and beverage processors
                                                  thermostats               Medical equipment
                                                 Water controls             Heat treat processors
                                                 Sensors, measurement,      Computer and business
                                                  control and industrial     equipment manufacturers
                                                  components                Data acquisition companies
                                                 Datacom components
                     ----------------------------------------------------------------------------------------------------------
                     Security and fire           Security products and      OEMs                            Bosch
                     products and services        systems                   Retailers                       GE (Interlogix)
                                                 Fire products and systems  Distributors                    Pelco
                                                 Access controls and        Commercial customers            Phillips
                                                  closed circuit             and homeowners served by the   Siemens
                                                  television                 distributor, wholesaler,       SPX (EST)
                                                                             contractor, retail and         Tyco
                                                                             utility channels
-------------------------------------------------------------------------------------------------------------------------------
Process Solutions    Industrial automation       Advanced control software  Refining and petrochemical      Asea Brown Boveri
                     solutions                    and industrial             companies                      Aspentech
                                                  automation systems for    Chemical manufacturers          Emerson (Fisher-
                                                  control and monitoring    Oil and gas producers            Rosemount)
                                                  of continuous, batch and  Food and beverage processors    Invensys
                                                  hybrid operations         Pharmaceutical companies        Siemens
                                                 Production management      Utilities                       Yokogawa
                                                  software                  Film and coated producers
                                                 Communications systems     Pulp and paper industry
                                                  for Industrial Control    Continuous web producers in
                                                  equipment and systems      the paper, plastics, metals,
                                                 Consulting, networking      rubber, non-wovens and
                                                  engineering and            printing industries
                                                  installation
                                                 Process control
                                                  instrumentation
                                                 Field instrumentation
                                                 Analytical
                                                  instrumentation
                                                 Recorders
                                                 Controllers
                                                 Critical environment
                                                  control solutions and
                                                  services
                                                 Aftermarket maintenance,
                                                  repair and upgrade
-------------------------------------------------------------------------------------------------------------------------------

Strategic
Business Units       Product Classes             Major Products/Services    Major Customers/Uses            Key Competitors
--------------       ---------------             -----------------------    --------------------            ---------------

Building Solutions   Solutions and services      HVAC and building control  Building managers and owners    GroupMac
                                                  solutions and services    Contractors, architects and     Invensys
                                                 Energy management           developers                     Johnson Controls
                                                  solutions and services    Consulting engineers            Local contractors
                                                 Security and asset         Security directors               and utilities
                                                  management solutions and  Plant managers                  Siemens
                                                  services                  Utilities                       Trane
                                                 Enterprise building        Large, global corporations
                                                  integration solutions     Public school systems
                                                 Building information       Universities
                                                  services                  Local governments
-------------------------------------------------------------------------------------------------------------------------------

Specialty Materials

Specialty Materials  Nylon                       Nylon filament and         Commercial, residential and     BASF
                                                  staple yarns               specialty carpet markets       DSM
                                                 Nylon bulk                 Nylon for fibers,               DuPont
                                                  continuous filament        engineered resins and film     Enichem
                                                 Nylon polymer              Fertilizer ingredients          Hoechst
                                                 Caprolactam                Specialty chemicals             Monsanto
                                                 Ammonium sulfate                                           Rhodia
                                                 Cyclohexanol                                               Solutia
                                                 Cyclohexanone
                                                 Sulfuric acid
                                                 Ammonia
                     ----------------------------------------------------------------------------------------------------------
                     Performance fibers          Industrial                 Passenger car tires             Acordis
                                                  polyester yarns           Passenger car and light truck   Akra
                                                                             seatbelts and airbags          DuPont
                                                                            Broad woven fabrics             Far Eastern
                                                                            Ropes and mechanical            Hyosung
                                                                             rubber goods                   Kolon
                                                                            Sports gear                     Kosa
                                                                            Sailcloth                       Shinkong
                                                                            Cordage                         Teijin
                                                                                                            Toray
                     ----------------------------------------------------------------------------------------------------------
                     Advanced Fibers &           High molecular weight      Bullet resistant vests,         DuPont
                     Composites                   polyethylene fiber and     helmets and other armor        DSM
                                                  shield composites          applications                   Teijin
                                                 Aramid shield composites   Cut-resistant gloves
                                                                            Rope & cordage
                     ----------------------------------------------------------------------------------------------------------
                     Specialty Films             Cast nylon film            Food and pharmaceutical         American Biaxis
                                                 Bi-axially oriented nylon   packaging                      CFP
                                                  film                                                      Daikan
                                                 Fluoropolymer film                                         Kolon
                                                                                                            Unitika
                     ----------------------------------------------------------------------------------------------------------
                     Fluorocarbons               Genetron'r' refrigerants,  Refrigeration                   Atofina
                                                  aerosol and               Air conditioning                INEOS Fluor
                                                  insulation foam blowing   Polyurethane foam               Solvay-Solexis
                                                  agents                    Precision cleaning
                                                 Genesolv'r' solvents       Optical
                                                 Oxyfume sterilant gases    Metalworking
                                                 Ennovate 3000 blowing      Hospitals
                                                  agent for refrigeration   Medical equipment
                                                  insulation                 manufacturers
                     ----------------------------------------------------------------------------------------------------------
                     Hydrofluoric acid (HF)      Anhydrous and aqueous      Fluorocarbons                   Ashland
                                                  hydrofluoric acid         Steel                           Atofina
                                                                            Oil refining                    E. Merck
                                                                            Chemical intermediates          Hashimoto
                                                                                                            Norfluor
                                                                                                            Quimica Fluor
                     ----------------------------------------------------------------------------------------------------------
                     Fluorine specialties        Sulfur hexafluoride        Electric utilities              Air Products
                                                  (SF[u]6)                  Magnesium                       Asahi Glass
                                                 Iodine pentafluoride       Gear manufacturers              Atofina
                                                  (IF[u]5)                                                  Solvay-Solexis
                                                 Antimony pentafluoride
                                                  (SbF[u]5)
                     ----------------------------------------------------------------------------------------------------------
                     Nuclear services            UF[u]6 conversion          Nuclear fuel                    British Nuclear
                                                  services                  Electric utilities               Fuels
                                                                                                            Cameco
                                                                                                            Cogema
                     ----------------------------------------------------------------------------------------------------------

Strategic
Business Units       Product Classes             Major Products/Services    Major Customers/Uses            Key Competitors
--------------       ---------------             -----------------------    --------------------            ---------------
                     Research and life sciences  Active pharmaceutical      Agrichemicals                   Avecia
                                                  ingredients               Pharmaceuticals                 Degussa
                                                 Pharmaceutical             Biotech                         DSM
                                                  intermediates                                             E-Merck
                                                 Pharmaceutical                                             Fisher Scientific
                                                  formulations                                              Lonza
                                                 Oxime-based fine                                           Sigma-Aldrich
                                                  chemicals
                                                 Fluoroaromatics
                                                 Bromoaromatics
                                                 High-purity solvents
                     ----------------------------------------------------------------------------------------------------------
                     Electronic chemicals        Ultra high-purity HF       Semiconductors                  Air Products
                                                 Inorganic acids                                            Arch
                                                 Hi-purity solvents                                         E. Merck
                     ----------------------------------------------------------------------------------------------------------
                     Performance chemicals       HF derivatives             Diverse by product type         Atotech
                      Imaging chemicals          Fluoroaromatics                                            BASF
                      Chemical processing        Phosphors                                                  Solvay-Solexis
                      Display chemicals          Catalysts
                      Surface treatment          Oxime-silanes
                      Catalysts                  Hydroxylamine
                      Sealants
                     ----------------------------------------------------------------------------------------------------------
                     Specialty waxes             Petroleum waxes and        Candles                         Exxon
                                                  blends                    Tire and Rubber                 IGI
                                                                            Personal care                   Schumann-Sasol
                                                                            Packaging
                                                                            Firelogs
                     ----------------------------------------------------------------------------------------------------------
                     Specialty additives         Polyethylene waxes         Coatings and inks               BASF
                                                 Petroleum waxes and        PVC                             Clarient
                                                  blends                    Plastics                        Eastman
                                                 PVC lubricant systems      Reflective coatings
                                                 Plastic additives          Security and safe applications
                                                 Luminescent photodyes
                     ----------------------------------------------------------------------------------------------------------
                     Semiconductor               Interconnect-              Semiconductors                  ATMI
                     materials and                dielectrics               Microelectronics                Dow Chemical
                     services                    Interconnect-metals        Telecommunications              Dow Corning
                                                 Semiconductor packaging                                    Japan Energy
                                                  materials                                                 JSR
                                                 Advanced polymers                                          Sumitomo
                                                 Sapphire substrates                                        Tokyo-Ohka
                                                 Anti-reflective coatings                                   Tosoh SMD
                                                 Thermo-couplings
                     ----------------------------------------------------------------------------------------------------------
                     UOP (50%-owned joint        Catalysts                  Petroleum,                      ABB Lummus
                     venture)                    Molecular sieves            petrochemical, gas             Axens
                                                 Adsorbents                  processing and                 Exxon-Mobil
                                                 Design of process,          chemical industries            Procatalyse
                                                  plants and equipment                                      Shell/Criterion
                                                 Customer catalyst                                          Stone & Webster
                                                  manufacturing                                             Zeochem
-------------------------------------------------------------------------------------------------------------------------------
Transportation Systems

Honeywell Turbo      Charge-air systems          Turbochargers              Passenger car, truck            ABB
Technologies                                     Remanufactured components   and off-highway                Borg-Warner
                                                                             OEMs                           Hitachi
                                                                            Engine manufacturers            Holset
                                                                            Aftermarket distributors        IHI
                                                                             and dealers                    MHI
                                                                                                            Tianyan
                     ----------------------------------------------------------------------------------------------------------
                     Thermal systems             Exhaust gas coolers        Passenger car, truck            Behr/McCord
                                                 Charge-air coolers          and off-highway OEMs           Modine
                                                 Aluminum radiators         Engine manufacturers            Valeo
                                                 Aluminum cooling           Aftermarket distributors
                                                  modules                    and dealers
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

Aerospace Sales

    Our sales to aerospace customers were 38, 40 and 41 percent of our total sales in 2003, 2002 and 2001, respectively. Our sales to commercial aerospace original equipment manufacturers were 7, 9 and 12 percent of our total sales in 2003, 2002 and 2001, respectively. If there were a large decline in sales of aircraft that use our components, operating results could be negatively impacted. In addition, our sales to commercial aftermarket customers of aerospace products and services were 15, 16 and 16 percent of our total sales in 2003, 2002 and 2001, respectively. If there were a large decline in the number of global flying hours or landings for aircraft that use our components or services, operating results could be negatively impacted. The terrorist attacks on September 11, 2001 resulted in an abrupt downturn in the aviation industry which was already negatively impacted by a weak economy. This dramatic downturn in the commercial air transport industry continued to adversely impact the operating results of our Aerospace segment in 2003.

U.S. Government Sales

    Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $2,595, $2,277 and $2,491 million in 2003, 2002 and 2001, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $2,269, $1,833 and $1,631 million in 2003, 2002 and 2001, respectively. U.S. defense spending increased in 2003 and is also expected to increase in 2004.

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

Backlog

    Our total backlog at year-end 2003 and 2002 was $7,191 and $7,332 million, respectively. We anticipate that approximately $5,573 million of the 2003 backlog will be filled in 2004. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

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

International Operations

    We are engaged in manufacturing, sales, service and research and development mainly in the United States, Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 10 percent of our total net sales in both 2003 and 2002. Foreign manufactured products and services, mainly in Europe, were 34 and 30 percent of our total net sales in 2003 and 2002, respectively.

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

    Approximately 19 percent of total net sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Asia and Canada. Foreign manufactured products and services comprised 14 percent of total Aerospace net sales.

    Approximately 2 percent of total net sales of Automation and Control Solutions products were exports of U.S. manufactured products. Foreign manufactured products and services accounted for 48 percent of total net sales of Automation and Control Solutions. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

    Approximately 12 percent of total net sales of Specialty Materials were exports of U.S. manufactured products. Exports were principally made to Asia, Europe, Latin America and Canada. Foreign manufactured products comprised 28 percent of total net sales of Specialty Materials. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

    Exports of U.S. manufactured products comprised 1 percent of total net sales of Transportation Systems products. Foreign manufactured products accounted for 62 percent of total net sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia, Latin America and Canada.

Raw Materials

    The principal raw materials used in our operations are generally readily available. We experienced no significant or unusual problems in the purchase of key raw materials and commodities in 2003. We are not dependent on any one supplier for a material amount of our raw materials. However, we are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers. In addition, many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We maintain a qualification and performance surveillance process to control risk associated with such reliance on third parties. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. The costs of certain key raw materials, including natural gas and benzene, in our Specialty Materials' business were at historically high levels in 2003 and are expected to remain at those levels in 2004. Based on current volume usage, a 10 percent increase in the year-end price of natural gas and benzene would increase our costs by $12 and $15 million, respectively. At present, we have no reason to believe a shortage of raw materials will cause any material adverse impact during 2004.

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

    We have registered trademarks for a number of our products, including such consumer brands as Honeywell, Prestone, FRAM, Anso, Autolite, Bendix King and Garrett.

Research and Development

    Our research activities are directed toward the discovery and development of new products and processes, improvements in existing products and processes, and the development of new uses for existing products.

    Research and development expense totaled $751, $757 and $832 million in 2003, 2002 and 2001, respectively. The decrease in research and development expense in 2002 compared with 2001 related mainly to lower spending by our Aerospace segment due primarily to program completions and fewer new program launches by original equipment manufacturers. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $608, $603 and $697 million in 2003, 2002 and 2001, respectively.

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

    We are and have been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous or toxic by one or more regulatory agencies. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury, and that our handling, manufacture, use and disposal of these substances are in accord with environmental and safety laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our handling, manufacture, use or disposal of these substances.

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

    In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the Court's determinations and has appealed the Court's decision to the Third Circuit Court of Appeals. Per the Appeals Court's order, the parties are engaged in mediation. In October 2003, the District Court denied Honeywell's motion for a stay of certain aspects of its May 2003 order, and we are considering whether to appeal such ruling. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Under the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total costs of such studies and remediation do not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by the NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the Court's order. We have not completed development of a remedial action plan for the excavation and offsite disposal directed under the Court's order and therefore are unable to estimate the cost of such actions. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the Court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Prior to 2003, provisions were made in our financial statements as to remedial costs consistent with the ACO and during the three months ended June 30, 2003 we provided for additional costs which are likely to be incurred during the pendency of our appeal, which provisions do not assume excavation and offsite removal of chromium from the site. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the Court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the Court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid. We do not expect that this matter will have a material adverse effect on our consolidated financial position.

    In accordance with a 1992 consent decree with the State of New York, Honeywell is studying environmental conditions in and around Onondaga Lake (the
Lake), in Syracuse, New York. The purpose of the study is to identify, evaluate and propose remedial measures that can be taken to remedy historic industrial contamination in the Lake. A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake and certain surrounding areas. In May 2003, Honeywell submitted to the New York State Department of Environmental Conservation (DEC) a draft Feasibility Study for the Lake and certain surrounding areas. In November 2003, the DEC issued formal comments on the Feasibility Study. Those comments include a request for further evaluation of remedies for the Lake and surrounding areas. Accordingly, pursuant to the consent decree, Honeywell is required to submit a revised Feasibility Study on or before May 3, 2004. Provisions have been made in our financial statements based on our expected revisions to our Feasibility Study. We do not expect that this matter will have a material adverse effect on our consolidated financial position. However, should the DEC ultimately require a substantially more extensive remedy than that expected to be proposed in the revised Feasibility Study and should Honeywell agree to undertake such a remedy, such outcome could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid.

    During 2003, three incidents occurred at our Baton Rouge, Louisiana chemical plant including a release of chlorine, a release of antimony pentachloride which resulted in an employee fatality, and an employee exposure to hydrofluoric acid. As a result of these incidents, the United States Environmental Protection Agency (USEPA), Occupational Health and Safety Administration (OSHA), the Chemical Safety Board and state and local agencies commenced investigations. A number of potential government claims have been settled, including a $110,000 penalty paid to OSHA for citations arising from the incidents. The USEPA and Chemical Safety Board investigations are ongoing however no charges have been filed or claims asserted. Honeywell has been served with several civil lawsuits. We do not expect that these matters will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

    Further information regarding environmental matters is included in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2003 Annual Report to Shareowners which is incorporated herein by reference.

Employees

    We have approximately 108,000 employees at December 31, 2003, of which approximately 61,000 were located in the United States.

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

    Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

                                                 Aerospace
                                                 ---------
  Glendale, AZ                                South Bend, IN                  Albuquerque, NM
  (partially leased)                            Olathe, KS                    Rocky Mount, NC
  Phoenix, AZ                                 Minneapolis, MN                 Urbana, OH
  Tempe, AZ                                    Plymouth, MN                   Redmond, WA (leased)
  Tucson, AZ                                   Teterboro, NJ                  Toronto, Canada
  Torrance, CA
  (partially leased)
  Clearwater, FL

                                     Automation and Control Solutions
                                     --------------------------------
  Phoenix, AZ                                  Northford, CT                  Golden Valley, MN
  San Diego, CA                                Freeport, IL                   Juarez, Mexico

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

                                          Transportation Systems
                                          ----------------------
  Mexicali, Mexico                       Thaon-Les-Vosges, France             Atessa, Italy
                                              Glinde, Germany                 Skelmersdale, United
                                                                               Kingdom

Item 3.  Legal Proceedings

    We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in
Note 21 of Notes to Financial Statements of our 2003 Annual Report to Shareowners which is incorporated herein by reference.

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

             Name, Age,
             Date First
             Elected an
          Executive Officer                                 Business Experience
          -----------------             -----------------------------------------------------------
David M. Cote (a), 51                   Chairman of the Board and Chief Executive Officer since
             2002                         July 2002. President and Chief Executive Officer from
                                          February 2002 to June 2002. Chairman of the Board,
                                          President and Chief Executive Officer of TRW
                                          (manufacturer of aerospace and automotive products) from
                                          August 2001 to February 2002. President and Chief
                                          Executive Officer of TRW from February 2001 to July 2001.
                                          President and Chief Operating Officer of TRW from
                                          November 1999 to January 2001. Senior Vice President of
                                          General Electric Company and President and Chief
                                          Executive Officer of GE Appliances from June 1996 to
                                          November 1999.

---------
(a) Also a Director.

             Name, Age,
             Date First
             Elected an
          Executive Officer                                 Business Experience
          -----------------             -----------------------------------------------------------
Dr. Nance K. Dicciani, 56               President and Chief Executive Officer Specialty Materials
             2001                         since November 2001. Senior Vice President and Business
                                          Group Executive of Chemical Specialties and Director,
                                          European Region of Rohm and Haas (chemical company) from
                                          June 1998 to October 2001.

Roger Fradin, 50                        President and Chief Executive Officer Automation and
             2004                         Control Solutions since January 2004. President of
                                          Automation and Control Products from June 2002 to
                                          December 2003. President and Chief Executive Officer of
                                          Security and Fire Solutions from February 2000 to May
                                          2002. President of The Security Group of The Pittway
                                          Corporation from September 1995 to April 2002.

Robert J. Gillette, 44                  President and Chief Executive Officer Transportation
             2001                         Systems since July 2001. President of Honeywell Turbo
                                          Technologies from July 2000 to June 2001. Vice President
                                          and General Manager of Engineering Plastics from
                                          December 1996 to June 2000.

Robert D. Johnson, 56                   President and Chief Executive Officer Aerospace since July
             1998                         2001. Chief Operating Officer and Executive Vice
                                          President, Aerospace, from December 1999 to June 2001.
                                          President and Chief Executive Officer of AlliedSignal
                                          Aerospace from April 1999 to November 1999.
                                          President -- Aerospace Marketing, Sales and Services from
                                          January 1999 to March 1999.

David J. Anderson, 54                   Senior Vice President and Chief Financial Officer since
             2003                         June 2003. Senior Vice President and Chief Financial
                                          Officer of ITT Industries (global manufacturing company)
                                          from December 1999 to June 2003. Senior Vice President
                                          and Chief Financial Officer of Newport News Shipbuilding
                                          from June 1996 to December 1999.

Larry E. Kittelberger, 55               Senior Vice President Administration and Chief Information
             2001                         Officer since August 2001. Senior Vice President and
                                          Chief Information Officer of Lucent Technologies Inc.
                                          from November 1999 to August 2001. Senior Vice President
                                          and Chief Information Officer of AlliedSignal Inc from
                                          February 1999 to November 1999. Vice President and Chief
                                          Information Officer from August 1995 to January 1999.

Peter M. Kreindler, 58                  Senior Vice President and General Counsel since
             1992                         March 1992. Secretary from December 1994 through
                                          November 1999.

Thomas W. Weidenkopf, 45                Senior Vice President Human Resources and Communications
             2002                         since April 2002. Vice President of Human Resources,
                                          Aerospace, from March 1999 to March 2002. Vice President,
                                          Human Resources -- Aerospace Marketing, Sales & Services
                                          from March 1997 to February 1999.

                                    Part II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Market and dividend information for Honeywell's common stock is included in
Note 26 of Notes to Financial Statements of our 2003 Annual Report to Shareowners which is incorporated herein by reference.

    The number of record holders of our common stock at December 31, 2003 was 88,454.

    The following table summarizes Honeywell's purchases of its common stock, par value $1 per share, for the year ending December 31, 2003:

                     Issuer Purchases of Equity Securities

                                    (a)         (b)             (c)                (d)
                                                                                 Maximum
                                                               Total            Number (or
                                                             Number of         Approximate
                                                               Shares        Dollar Value) of
                                                            Purchased as       Shares that
                                   Total                  Part of Publicly      May Yet be
                                 Number of    Average        Announced       Purchased Under
                                  Shares     Price Paid       Plans or           Plans or
            Period               Purchased   per Share        Programs           Programs
            ------               ---------   ---------        --------           --------
December 19-31, 2003             1,887,000     $32.71        1,887,000             (A)

---------

(A) In November 2003 Honeywell announced its intention to repurchase sufficient outstanding shares of its common stock to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. We estimate share repurchases of approximately 10 million shares annually.

Item 6.  Selected Financial Data

    Selected Financial Data on page 26 of our 2003 Annual Report to Shareowners is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    'Management's Discussion and Analysis' on pages 27 through 44 of our 2003 Annual Report to Shareowners is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Information relating to market risk is included under the caption 'Financial Instruments' in 'Management's Discussion and Analysis' on pages 43 and 44 of our 2003 Annual Report to Shareowners, and such information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    Our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2004, appearing on pages 45 through 76 of our 2003 Annual Report to Shareowners, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 3, 5, 6, 7 and 7A, the 2003 Annual Report to Shareowners is not to be deemed filed as part of this Annual Report on Form 10-K .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable.

Item 9A.  Controls and Procedures

    Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K in alerting them on a timely basis to material information relating to Honeywell required to be included in Honeywell's periodic filings under the Exchange Act. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell's internal control over financial reporting that have occurred during the period covered by this Annual Report on Form 10-K.

                                   Part III.

Item 10.  Directors and Executive Officers of the Registrant

    Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2003, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on
Form 10-K under the heading 'Executive Officers of the Registrant'.

    The members of the Audit Committee of our Board of Directors are: Russell E. Palmer (Chair), Marshall N. Carter, James J. Howard, Eric K. Shinseki, John R. Stafford, and Michael W. Wright. The Board has determined that Mr. Palmer satisfies the 'audit committee financial expert' criteria established by the SEC and the 'accounting or related financial management expertise' criteria established by the New York Stock Exchange (NYSE). All members of the Audit Committee are 'independent' as that term is defined in applicable SEC Rules and NYSE listing standards.

    Honeywell's Code of Business Conduct is available, free of charge, on our website under the heading 'Investor Relations' (see 'Corporate Governance'), or by writing to Honeywell, 101 Columbia Road, Morris Township, New Jersey 07962, c/o Vice President and Corporate Secretary. Honeywell's Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell's directors or executive officers will be published on our website within five business days of such amendment or waiver.

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

Equity Compensation Plans

    Information about our equity compensation plans is as follows:

                                                                                       Number of
                                                                                       Securities
                                                  Number of                            Remaining
                                                  Shares to                          Available for
                                                  be Issued         Weighted-       Future Issuance
                                                    Upon             Average          Under Equity
                                                 Exercise of    Exercise Price of     Compensation
                                                 Outstanding       Outstanding      Plans (Excluding
                                                  Options,          Options,           Securities
                                                  Warrants          Warrants          Reflected in
                 Plan Category                   and Rights        and Rights          Column(a))
                 -------------                   ----------        ----------          ----------
                                                     (a)               (b)                (c)
Equity compensation plans approved by security
  holders......................................  51,861,643(1)       $37.13(2)         28,114,430(3)
Equity compensation plans not approved by
  security holders.............................     920,285(4)          N/A(5)                N/A(6)
    Total......................................  52,781,928          $37.13            28,114,430

---------

(1) Equity compensation plans approved by shareowners that are included in column (a) of the table are the 2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the 2003 Stock Incentive Plan) (524,500 common shares to be issued for options; 1,391,000 restricted units subject to attainment of certain performance goals or continued employment; and 543,600 deferred restricted units of previously earned and vested awards under prior plans approved by shareowners where delivery of shares has been deferred); the 1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates (47,254,305 common shares to be issued for options; 190,725 shares to be issued for SARs; and 1,712,513 restricted units subject to attainment of certain performance goals or continued employment); the 1985 Stock Plan for Employees of AlliedSignal Inc. and its Subsidiaries (40,000 common shares to be issued for options); and the Stock Plan for Non-Employee Directors of Honeywell International Inc. and predecessor plans (154,000 common shares to be issued for options and 51,000 shares of restricted stock). The 2003 Stock Incentive Plan has issued 628,830 growth plan units for the two-year performance cycle beginning January 1, 2003 and ending December 31, 2004. Growth plan units are denominated in cash units and the percentage of such units that are payable depends upon the achievement of pre-established performance goals during the two-year performance cycle relating to growth in earnings per share, revenue and return on investment. The value of any growth plan unit is not determinable and may be paid in cash or shares of Honeywell common stock. Growth plan units are therefore not included in the table above.

(2) Column (b) does not include any exercise price for restricted units or growth plan units granted to employees or non-employee directors under equity compensation plans approved by shareowners. Restricted units do not have an exercise price because their value is dependent upon attainment of certain performance goals or continued employment or service and they are settled for shares of Honeywell common stock on a one-for-one basis. Growth plan units are denominated in cash units and the ultimate value of the award is dependent upon attainment of certain performance goals.

(3) The number of shares that may be issued under the 2003 Stock Incentive Plan as of December 31, 2003 is 27,942,430 except that the following additional shares under the 2003 Stock Incentive Plan (or any Prior Plan as defined in the 2003 Stock Incentive Plan) may again be available for issuance: shares that are settled for cash, expire, are tendered in satisfaction of an option exercise price or tax withholding obligations, shares reacquired with cash tendered in satisfaction of an option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, and shares under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. The remaining 172,000 shares included in column (c) are shares remaining for future grants under the Stock Plan for Non-Employee Directors of Honeywell International Inc.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

(4) Equity compensation plans not approved by shareowners that are included in the table are the Supplemental Non-Qualified Savings Plans for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, the AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries, and the Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc.

    The Supplemental Non-Qualified Savings Plans for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries are unfunded, nonqualified plans that provide benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell's U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The company matching contribution is credited to participants' accounts in the form of notional shares of Honeywell common stock. Additional notional shares are credited to participants' accounts equal to the value of any cash dividends payable on actual shares of Honeywell common stock. The notional shares are distributed in the form of actual shares of Honeywell common stock when payments are made to participants under the plans.

    The AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Honeywell common stock. The notional shares are distributed in the form of actual shares of Honeywell common stock when payments are made to participants under the plan. No further deferrals can be made under this plan. The number of Honeywell securities that remain to be issued under this expired plan is 55,910.

    The Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc. provides for mandatory and elective deferral of certain payments to non-employee directors. Mandatory deferrals are invested in notional shares of Honeywell common stock. Directors may also invest any elective deferrals in notional shares of Honeywell common stock. Additional notional shares are credited to participant accounts equal to the value of any cash dividends payable on actual shares of Honeywell common stock. Notional shares of Honeywell common stock are converted to an equivalent amount of cash at the time the distributions are made from the plan to directors. However, two former directors are entitled to receive periodic distributions of actual shares of Honeywell common stock that were notionally allocated to their accounts in years prior to 1992. The number of Honeywell securities that remain to be issued to these two directors is 4,772.

(5) Column (b) does not include any exercise price for notional shares allocated to employees under Honeywell's equity compensation plans not approved by shareowners because all of these shares are notionally allocated as a matching contribution under the non-qualified savings plans or as a notional investment of deferred bonuses or fees under the cash incentive compensation and directors' plans as described in note 4 and are only settled for shares of Honeywell common stock on a one-for-one basis.

(6) No securities are available for future issuance under the AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries and the Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc. The cash incentive compensation plan has expired. All notional investments in shares of Honeywell common stock are converted to cash when payments are made under the directors' plan (other than with respect to 4,772 shares of Honeywell common stock included in column (a) that is payable to two former directors). The amount of securities available for future issuance under the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries is not determinable because the number of securities that may be issued under these plans depends upon the amount deferred to the plans by participants in future years.

The table does not contain information for the following plans and arrangements:

         Employee benefit plans of Honeywell intended to meet the requirements of Section 401(a) of the Internal Revenue Code and a small number of foreign employee benefit plans which are similar to such Section 401(a) plans.

         Equity compensation plans maintained by Honeywell Inc. immediately prior to the merger of Honeywell Inc. and AlliedSignal Inc. on December 1, 1999. The right to receive Honeywell International Inc. securities was substituted for the right to receive Honeywell Inc. securities under these plans. No new awards have been granted under these plans after the merger date. The number of shares to be issued under these plans upon exercise of outstanding options, warrants and rights is 6,280,816 and their weighted-average exercise price is $41.88.

         The Honeywell Global Employee Stock Purchase Plan. This plan is maintained solely for eligible employees of participating non-U.S. affiliates. Eligible employees can contribute between 2 and 8 percent of base pay from January through October of each year to purchase shares of Honeywell common stock in November of that year at a 15 percent discount. Honeywell has historically purchased shares through non-dilutive, open market purchases and intends to continue this practice. Employees purchased 343,484 shares of common stock at $20.349 per share in 2002 and 351,283 shares of common stock at $21.233 per share in 2003.

Item 13.  Certain Relationships and Related Transactions

    Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

    Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2003 and 2002 and our Audit Committee's pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in 'Item 10. Directors and Executive Officers of the Registrant,' and such information is incorporated herein by reference.

                                    Part IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                              Page Number in
                                                              Annual Report
(a)(1.) Consolidated Financial Statements:                    to Shareowners
                                                              --------------
            Incorporated by reference to the 2003 Annual
              Report to Shareowners:
                Consolidated Statement of Operations for the
                  years ended December 31, 2003, 2002 and
                  2001                                              45
                Consolidated Balance Sheet at December 31,
                  2003 and 2002                                     46
                Consolidated Statement of Cash Flows for the
                  years ended December 31, 2003, 2002 and
                  2001                                              47
                Consolidated Statement of Shareowners'
                  Equity for the years ended December 31,
                  2003, 2002 and 2001                               48
                Notes to Financial Statements                       49
                Report of Independent Auditors                      76

                                                              Page Number
(a)(2.) Consolidated Financial Statement Schedules:           in Form 10-K
                                                              ------------
            Report of Independent Auditors on Financial
              Statement Schedule                                   23
            Schedule II -- Valuation and Qualifying Accounts       24

    All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits

    See the Exhibit Index on pages 20 through 22 of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

    During the three months ended December 31, 2003, Current Reports on Form 8-K were filed on October 16, reporting third quarter 2003 financial results and on November 17, reporting the expiration of a letter of intent to acquire our automotive Bendix Friction Materials business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HONEYWELL INTERNATIONAL INC.

March 4, 2004                              By:          /s/ JOHN J. TUS
                                           -------------------------------------
                                                        John J. Tus
                                               Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                Name                                     Name
                ----                                     ----

                 *                                             *
------------------------------------       -------------------------------------
            David M. Cote                                 Bruce Karatz
       Chairman of the Board,                              Director
      Chief Executive Officer
          and Director

                 *                                             *
------------------------------------       -------------------------------------
          Hans W. Becherer                             Robert P. Luciano
             Director                                      Director

                 *                                             *
------------------------------------       -------------------------------------
         Gordon M. Bethune                             Russell E. Palmer
             Director                                      Director

                 *                                             *
------------------------------------       -------------------------------------
        Marshall N. Carter                            Ivan G. Seidenberg
             Director                                      Director

                 *                                             *
------------------------------------       -------------------------------------
        Jaime Chico Pardo                              Eric K. Shinseki
             Director                                      Director

                 *                                             *
------------------------------------       -------------------------------------
         Clive R. Hollick                              John R. Stafford
             Director                                      Director

                 *                                             *
------------------------------------       -------------------------------------
         James J. Howard                               Michael W. Wright
             Director                                      Director

      /s/ DAVID J. ANDERSON                             /s/ JOHN J. TUS
------------------------------------     -------------------------------------------
         David J. Anderson                                John J. Tus
     Senior Vice President and                    Vice President and Controller
      Chief Financial Officer                     (Principal Accounting Officer)
   (Principal Financial Officer)

*By:   /s/ DAVID J. ANDERSON
------------------------------------
          (David J. Anderson
           Attorney-in-fact)

March 4, 2004

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

   9                  Omitted (Inapplicable)

  10.1*               2003 Stock Incentive Plan of Honeywell International Inc.
                        and its Affiliates (incorporated by reference to
                        Honeywell's Proxy Statement, dated March 17, 2003, filed
                        pursuant to Rule 14a-6 of the Securities and Exchange Act
                        of 1934)

  10.2*               Deferred Compensation Plan for Non-Employee Directors of
                        Honeywell International Inc., as amended and restated
                        (incorporated by reference to Exhibit 10.2 to Honeywell's
                        Form 10-Q for the quarter ended June 30, 2003)

  10.3*               Stock Plan for Non-Employee Directors of AlliedSignal Inc.,
                        as amended (incorporated by reference to Exhibit 10.3 to
                        Honeywell's Form 10-Q for the quarter ended June 30, 2003)

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

  10.6*               Supplemental Non-Qualified Savings Plan for Highly
                        Compensated Employees of Honeywell International Inc. and
                        its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell's Form 10-Q for the quarter ended June 30, 2003)

  10.7*               Honeywell International Inc. Severance Plan for Senior
                        Executives, as amended and restated (filed herewith)

  10.8*               Salary and Incentive Award Deferral Plan for Selected
                        Employees of Honeywell International Inc. and its
                        Affiliates, as amended and restated (incorporated by
                        reference to Exhibit 10.8 to Honeywell's Form 10-Q for the quarter ended June 30, 2003)

Exhibit No.                                   Description
-----------                                   -----------
  10.9*               1993 Stock Plan for Employees of Honeywell International
                        Inc. and its Affiliates, as amended (incorporated by
                        reference to Exhibit A to Honeywell's Proxy Statement,
                        dated March 10, 1994, filed pursuant to Rule 14a-6 of the
                        Securities Exchange Act of 1934) (amendment filed
                        herewith)

  10.10               364-Day Credit Agreement dated as of November 26, 2003 among
                        Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, as syndication agent, and Deutsche Bank AG, New York Branch,
                        Bank of America, N.A. and Barclays Bank PLC, as documentation agents, and CitiGroup Global Markets Inc.
                        and J.P. Morgan Securities Inc., as joint lead arrangers and co-book managers (filed herewith)

  10.11               Five-Year Credit Agreement dated as of November 26, 2003
                        among Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase
                        Bank, as syndication agent, and Deutsche Bank AG, New York
                        Branch, Bank of America, N.A., and Barclays Bank PLC, as documentation agents, and CitiGroup Global Markets Inc.
                        and J.P. Morgan Securities Inc., as joint lead arrangers and co-book managers (filed herewith)

  10.12*              Honeywell International Inc. Supplemental Pension Plan, as
                        amended and restated (incorporated by reference to
                        Exhibit 10.13 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.13*              Employment Separation Agreement and Release between J. Kevin
                        Gilligan and Honeywell International Inc. dated
                        February 10, 2004 (filed herewith)

  10.14*              Honeywell International Inc. Supplemental Executive
                        Retirement Plan for Executives in Career Band 6 and Above
                        (incorporated by reference to Exhibit 10.16 to Honeywell's
                        Form 10-K for the year ended December 31, 2000)

  10.15*              Honeywell Supplemental Defined Benefit Retirement Plan, as
                        amended and restated (incorporated by reference to
                        Exhibit 10.17 to Honeywell's Form 10-K for the year ended
                        December 31, 2000)

  10.16*              Letter between David J. Anderson and Honeywell International
                        Inc. dated June 12, 2003 (incorporated by reference to
                        Exhibit 10.26 to Honeywell's Form 10-Q for the quarter
                        ended June 30, 2003)

  10.17*              Employment Separation Agreement and Release between Richard
                        F. Wallman and Honeywell International Inc. dated July 17,
                        2003 (incorporated by reference to Exhibit 10.2 to
                        Honeywell's Form 10-Q for the quarter ended September 30,
                        2003)

  10.18*              Honeywell International Inc. Severance Plan for Corporate
                        Staff Employees (Involuntary Termination Following a
                        Change in Control), as amended and restated (incorporated
                        by reference to Exhibit 10.19 to Honeywell's Form 10-K for the year ended December 31, 2002)

  10.19*              Employment Agreement dated as of February 18, 2002 between
                        Honeywell and David M. Cote (incorporated by reference to
                        Exhibit 10.24 to Honeywell's Form 8-K filed March 4, 2002)

  11                  Omitted (Inapplicable)

  12                  Statement re: Computation of Ratio of Earnings to Fixed
                        Charges (filed herewith)

Exhibit No.                                   Description
-----------                                   -----------
  13                  Pages 26 through 76 of Honeywell's 2003 Annual Report to
                        Shareowners (filed herewith)

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

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
HONEYWELL INTERNATIONAL INC.

    Our audits of the consolidated financial statements referred to in our report dated February 5, 2004 appearing in the 2003 Annual Report to Shareowners of Honeywell International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 15(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 5, 2004

                          HONEYWELL INTERNATIONAL INC

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 2003
                                 (In millions)

Allowance for Doubtful Accounts:
Balance December 31, 2000...................................  $ 99
    Provision charged to income.............................    84
    Deductions from reserves(1).............................   (55)
                                                              ----
Balance December 31, 2001...................................   128
    Provision charged to income.............................   109
    Deductions from reserves(1).............................   (90)
                                                              ----
Balance December 31, 2002...................................   147
    Provision charged to income.............................    72
    Deductions from reserves(1).............................   (69)
                                                              ----
Balance December 31, 2003...................................  $150
                                                              ----
                                                              ----

---------

(1) Represents uncollectible accounts written off, less recoveries, translation adjustments and reserves acquired.

                               STATEMENT OF DIFFERENCES
                               ------------------------
The registered trademark symbol shall be expressed as..................... 'r'
The British pound sterling sign shall be expressed as..................... 'L'
The Japanese Yen sign shall be expressed as............................... 'Y'
The Euro sign shall be expressed as....................................... 'E'
The section symbol shall be expressed as.................................. 'SS'
Characters normally expressed as subscript shall be preceded by........... [u]