Form 10-Q
period 2004-03-31
HONEYWELL INTERNATIONAL INC
filed 2004-05-03
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                          Commission file number 1-8974

                          Honeywell International Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              22-2640650
------------------------------                               ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

            101 Columbia Road
       Morris Township, New Jersey                                  07962
----------------------------------                           ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                          Outstanding at
---------------------                                          March 31, 2004
     $1 par value                                            ------------------
                                                             859,196,365 shares

                          Honeywell International Inc.
                                      Index

                                                                       Page No.
                                                                       --------
Part I.  -       Financial Information
                 ---------------------

         Item 1. Financial Statements:

                 Consolidated Statement of Operations -
                    Three Months Ended March 31, 2004 and 2003             3

                 Consolidated Balance Sheet -
                    March 31, 2004 and December 31, 2003                   4

                 Consolidated Statement of Cash Flows -
                    Three Months Ended March 31, 2004 and 2003             5

                 Notes to Financial Statements                             6

                 Report of Independent Accountants                        21

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   22

         Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                           31

         Item 4. Controls and Procedures                                  31

Part II. -       Other Information
                 -----------------

         Item 1. Legal Proceedings                                        31

         Item 2. Changes in Securities and Use of Proceeds                31

         Item 4. Submission of Matters to a Vote of Security Holders      32

         Item 6. Exhibits and Reports on Form 8-K                         33

Signatures                                                                34

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Honeywell International Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                           2004     2003
                                                          ------   ------
                                                       (Dollars in millions,
                                                     except per share amounts)
Net sales                                                 $6,178   $5,399
                                                          ------   ------
Costs, expenses and other
   Cost of goods sold                                      4,930    4,240
   Selling, general and administrative expenses              808      703
   (Gain) on sale of non-strategic businesses                (32)      --
   Equity in (income) loss of affiliated companies            (7)       2
   Other (income) expense                                    (10)      (3)
   Interest and other financial charges                       84       84
                                                          ------   ------
                                                           5,773    5,026
                                                          ------   ------

Income before taxes and cumulative effect of
   accounting change                                         405      373
Tax expense                                                  110       99
                                                          ------   ------

Income before cumulative effect of accounting
   change                                                    295      274
Cumulative effect of accounting change                        --      (20)
                                                          ------   ------

Net income                                                $  295   $  254
                                                          ======   ======

Earnings per share of common stock - basic:
   Income before cumulative effect of accounting
      change                                              $ 0.34   $ 0.32
   Cumulative effect of accounting change                     --    (0.02)
                                                          ------   ------
   Net income                                             $ 0.34   $ 0.30
                                                          ======   ======

Earnings per share of common stock - assuming
   dilution:
   Income before cumulative effect of accounting
      change                                              $ 0.34   $ 0.32
   Cumulative effect of accounting change                     --    (0.02)
                                                          ------   ------
   Net income                                             $ 0.34   $ 0.30
                                                          ======   ======

Cash dividends per share of common stock                  $.1875   $.1875
                                                          ======   ======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                  March 31,   December 31,
                                                     2004         2003
                                                  ---------   ------------
                                                    (Dollars in millions)
ASSETS
Current assets:
   Cash and cash equivalents                       $ 3,200      $ 2,950
   Accounts, notes and other receivables             3,888        3,643
   Inventories                                       3,090        3,040
   Deferred income taxes                             1,386        1,526
   Other current assets                                479          465
                                                   -------      -------
      Total current assets                          12,043       11,624

Investments and long-term receivables                  412          569
Property, plant and equipment - net                  4,248        4,295
Goodwill                                             5,895        5,789
Other intangible assets - net                        1,103        1,098
Insurance recoveries for asbestos
   related liabilities                               1,344        1,317
Deferred income taxes                                  395          342
Prepaid pension benefit cost                         3,107        3,173
Other assets                                         1,119        1,107
                                                   -------      -------

      Total assets                                 $29,666      $29,314
                                                   =======      =======

LIABILITIES
Current liabilities:
   Accounts payable                                $ 2,314      $ 2,240
   Short-term borrowings                               177          152
   Commercial paper                                    365           --
   Current maturities of long-term debt                 21           47
   Accrued liabilities                               4,344        4,314
                                                   -------      -------
      Total current liabilities                      7,221        6,753

Long-term debt                                       4,954        4,961
Deferred income taxes                                  294          316
Postretirement benefit obligations
   other than pensions                               1,690        1,683
Asbestos related liabilities                         2,246        2,279
Other liabilities                                    2,504        2,593

SHAREOWNERS' EQUITY
Capital - common stock issued                          958          958
        - additional paid-in capital                 3,518        3,486
Common stock held in treasury, at cost              (3,807)      (3,655)
Accumulated other nonowner changes                    (175)        (189)
Retained earnings                                   10,263       10,129
                                                   -------      -------
      Total shareowners' equity                     10,757       10,729
                                                   -------      -------

      Total liabilities and shareowners' equity    $29,666      $29,314
                                                   =======      =======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                     2004     2003
                                                                    ------   ------
                                                                 (Dollars in millions)
Cash flows from operating activities:
   Net income                                                       $  295   $  254
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of accounting change                         --       20
         (Gain)on sale of non-strategic businesses                     (32)      --
         Repositioning, environmental and litigation charges            56       --
         Severance and exit cost payments                              (50)     (50)
         Environmental and non-asbestos litigation payments            (37)     (21)
         Asbestos related liability payments                          (101)     (31)
         Insurance receipts for asbestos related liabilities            18        2
         Depreciation                                                  146      142
         Undistributed earnings of equity affiliates                    (8)       2
         Deferred income taxes                                          29       49
         Pension and other postretirement benefits expense             160       89
         Other postretirement benefit payments                         (48)     (48)
         Other                                                           1      (55)
         Changes in assets and liabilities, net of the effects
            of acquisitions and divestitures:
               Accounts, notes and other receivables                  (168)     (29)
               Inventories                                             (46)     (90)
               Other current assets                                    (14)      42
               Accounts payable                                         75      110
               Accrued liabilities                                      61       87
                                                                    ------   ------
Net cash provided by operating activities                              337      473
                                                                    ------   ------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                     (135)    (105)
   Decrease in investments                                              80       --
   Cash paid for acquisitions                                          (96)     (90)
   Proceeds from sales of businesses                                    71       --
                                                                    ------   ------
Net cash (used for) investing activities                               (80)    (195)
                                                                    ------   ------

Cash flows from financing activities:
   Net increase in commercial paper                                    365      177
   Net increase (decrease) in short-term borrowings                      3       (4)
   Proceeds from issuance of common stock                               26       24
   Payments of long-term debt                                          (20)     (70)
   Repurchases of common stock                                        (229)      --
   Cash dividends on common stock                                     (161)    (161)
                                                                    ------   ------
Net cash (used for) financing activities                               (16)     (34)
                                                                    ------   ------

Effect of foreign exchange rate changes
   on cash and cash equivalents                                          9       25
                                                                    ------   ------

Net increase in cash and cash equivalents                              250      269
Cash and cash equivalents at beginning of year                       2,950    2,021
                                                                    ------   ------
Cash and cash equivalents at end of period                          $3,200   $2,290
                                                                    ======   ======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2004. We reclassified certain prior period amounts to conform to the current period presentation.

     We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined "fiscal" calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly results, we will provide appropriate disclosures. Our actual quarterly closing dates for the three months ended March 31, 2004 and 2003 were April 3, 2004 and March 29, 2003, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading "Investor Relations".

     We estimate that approximately 5 percentage points of the increase in sales volume in the first quarter of 2004 compared with the first quarter of 2003 relates to additional reporting days in the current quarter resulting from our normal quarterly closing practice.

     The financial information as of March 31, 2004 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2003.

NOTE 2. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN
46), which provides guidance on consolidation of variable interest entities. In December 2003, the FASB deferred the effective date of FIN 46 for certain variable interest entities (i.e., non-special purpose entities) until the first quarter of 2004. Our full adoption of the provisions of FIN 46 in the first quarter of 2004 did not have a material effect on our consolidated financial statements.

     On January 1, 2003, in connection with our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", we recorded an increase in property, plant and equipment, net of $16 million and recognized an asset retirement obligation of $47 million primarily related to costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials reportable segment. This resulted in the recognition of a non-cash charge of $31 million ($20 million after-tax, or $0.02 per share) that was reported as a cumulative effect of an accounting change.

NOTE 3. We account for our fixed stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under APB No. 25, there is no compensation cost recognized for our fixed stock option plans, because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) allows, but does not require, companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS No. 123, we elected to continue to account for compensation cost for our fixed stock option plans using the intrinsic value based method under APB No. 25. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                2004     2003
                                                               ------   -----
Net income, as reported                                        $  295   $ 254
Deduct: Total stock-based employee compensation cost
   determined under fair value method for fixed stock
   option plans, net of related tax effects                        (9)    (13)
                                                               ------   -----
Pro forma net income                                           $  286   $ 241
                                                               ======   =====

Earnings per share of common stock:
   Basic - as reported                                         $ 0.34   $0.30
                                                               ======   =====
   Basic - pro forma                                           $ 0.33   $0.28
                                                               ======   =====

Earnings per share of common stock:
   Assuming dilution - as reported                             $ 0.34   $0.30
                                                               ======   =====
   Assuming dilution - pro forma                               $ 0.33   $0.28
                                                               ======   =====

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Weighted average fair value per share of options
   granted during the period (estimated on grant date
   using Black-Scholes option-pricing model)                   $10.44   $8.98

Assumptions:
   Historical dividend yield                                      2.4%    1.9%
   Historical volatility                                         38.1%   46.7%
   Risk-free rate of return                                       2.4%    2.9%
   Expected life (years)                                          5.0     5.0

NOTE 4. A summary of repositioning and other charges follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
Severance                                                         $15     $--
Asset impairments                                                   4      --
Exit costs                                                          3      --
Reserve adjustments                                                (7)     --
                                                                  ---     ---
   Total net repositioning charge                                  15      --
                                                                  ---     ---
Probable and reasonably estimable environmental liabilities        30      --
Asbestos related litigation charges, net of insurance              11      --
                                                                  ---     ---
   Total net repositioning and other charges                      $56     $--
                                                                  ===     ===

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
Cost of goods sold                                                 $52    $--
Selling, general and administrative expenses                         2     --
Equity in (income) loss of affiliated companies                      2     --
                                                                   ---    ---
                                                                   $56    $--
                                                                   ===    ===

     The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
Aerospace                                                          $ 1    $--
Automation and Control Solutions                                     3     --
Specialty Materials                                                  4     --
Transportation Systems                                              18     --
Corporate                                                           30     --
                                                                   ---    ---
                                                                   $56    $--
                                                                   ===    ===

     In the first quarter of 2004, we recognized a repositioning charge of $22 million primarily for severance costs related to workforce reductions of 587 manufacturing and administrative positions principally in our Automation and Control Solutions and Transportation Systems reportable segments. Also, $7 million of previously established accruals for severance and other exit costs were returned to income in the first quarter of 2004. Severance liabilities were reduced by $4 million mainly in our Automation and Control Solutions reportable segment due to fewer employee separations than originally anticipated associated with certain prior repositioning actions. Other exit costs liabilities were reduced by $3 million related primarily to excess environmental remediation reserves for a closed facility in our Specialty Materials reportable segment.

     The following table summarizes the status of our total repositioning costs:

                                         Severance      Asset       Exit
                                           Costs     Impairments   Costs   Total
                                         ---------   -----------   -----   -----
Balance at December 31, 2003                $171         $--        $42     $213
2004 charges                                  15           4          3       22
2004 usage                                   (43)         (4)        (7)     (54)
Adjustments                                   (4)         --         (3)      (7)
                                            ----         ---        ---     ----
Balance at March 31, 2004                   $139         $--        $35     $174
                                            ====         ===        ===     ====

     In the first quarter of 2004, we recognized a charge of $30 million for legacy environmental matters deemed probable and reasonably estimable in the first quarter of 2004, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 13 for further discussion.

NOTE 5. In the first quarter of 2004, we sold our VCSEL Optical Products non-strategic business in our Automation and Control Solutions reportable segment for cash proceeds of $74 million resulting in a pretax gain of $32 million (after-tax $14 million).

NOTE 6. The details of the earnings per share calculations for the three-month periods ended March 31, 2004 and 2003 follow:

                                                    Three Months 2004
                                                -------------------------
                                                                     Per
                                                         Average    Share
                                                Income    Shares   Amount
                                                ------   -------   ------
Net Income
----------
Earnings per share of common stock - basic       $295     860.5    $0.34
Dilutive securities issuable in connection
   with stock plans                                         3.6
                                                 ----     -----    -----
Earnings per share of common stock - assuming
   dilution                                      $295     864.1    $0.34
                                                 ====     =====    =====

                                                     Three Months 2003
                                                -------------------------
                                                                     Per
                                                         Average    Share
                                                Income    Shares   Amount
                                                ------   -------   ------
Income Before Cumulative Effect of Accounting
Change
---------------------------------------------
Earnings per share of common stock - basic       $274     856.8    $0.32
Dilutive securities issuable in connection
  with stock plans                                         0.7
                                                 ----     -----    -----
Earnings per share of common stock - assuming
   dilution                                      $274     857.5    $0.32
                                                 ====     =====    =====
Net Income
----------
Earnings per share of common stock - basic       $254     856.8    $0.30
Dilutive securities issuable in connection
   with stock plans                                         0.7
                                                 ----     -----    -----
Earnings per share of common stock - assuming
   dilution                                      $254     857.5    $0.30
                                                 ====     =====    =====

     The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended March 31, 2004 and 2003, the number of stock options not included in the computations were
38.7 and 46.2 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. Accounts, notes and other receivables consist of the following:

                                         March 31,   December 31,
                                            2004         2003
                                         ---------   ------------
Trade                                     $3,371        $3,230
Other                                        666           563
                                          ------        ------
                                           4,037         3,793
Less - Allowance for doubtful accounts      (149)         (150)
                                          ------        ------
                                          $3,888        $3,643
                                          ======        ======

NOTE 8. Inventories consist of the following:

                                         March 31,   December 31,
                                            2004         2003
                                         ---------   ------------
Raw materials                             $  968        $  972
Work in process                              807           802
Finished products                          1,462         1,412
                                          ------        ------
                                           3,237         3,186
Less - Progress payments                     (21)          (20)
     - Reduction to LIFO cost basis         (126)         (126)
                                          ------        ------
                                          $3,090        $3,040
                                          ======        ======

NOTE 9. The change in the carrying amount of goodwill for the three months ended March 31, 2004 by reportable segment is as follows:

                                                                          Currency
                                                                         Translation
                         Dec. 31, 2003   Acquisitions   (Divestitures)    Adjustment   Mar. 31, 2004
                         -------------   ------------   --------------   -----------   -------------
Aerospace                    $1,641          $ 97            $ --            $ 9           $1,747
Automation and
   Control Solutions          2,832             6             (17)             1            2,822
Specialty Materials             781            --              --              -              781
Transportation Systems          535            --              --             10              545
                             ------          ----            ----            ---           ------
                             $5,789          $103            $(17)           $20           $5,895
                             ======          ====            ====            ===           ======

Intangible assets are comprised of:

                                        March 31, 2004                     December 31, 2003
                              ----------------------------------   ----------------------------------
                                Gross                      Net       Gross                      Net
                              Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                               Amount    Amortization    Amount     Amount    Amortization    Amount
                              --------   ------------   --------   --------   ------------   --------
Intangible assets with
   determinable lives:
   Investments in Aerospace
      customer incentives      $  884       $(154)       $  730     $  860       $(141)       $  719
   Patents and trademarks         426        (295)          131        425        (295)          130
   Other                          395        (190)          205        398        (186)          212
                               ------       -----        ------     ------       -----        ------
                                1,705        (639)        1,066      1,683        (622)        1,061
Trademark with indefinite
   life                            46          (9)           37         46          (9)           37
                               ------       -----        ------     ------       -----        ------
                               $1,751       $(648)       $1,103     $1,729       $(631)       $1,098
                               ======       =====        ======     ======       =====        ======

     Amortization expense related to intangible assets was $21 and $15 million for the three months ended March 31, 2004 and 2003, respectively. Amortization expense related to intangible assets for 2004 to 2008 is expected to approximate $80 million each year.

     We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2004 and determined that there was no impairment as of that date.

NOTE 10. Total nonowner changes in shareowners' equity consist of the following:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                              2004   2003
                                                              ----   ----
Net income                                                    $295   $254
Foreign exchange translation adjustments                        15     93
Change in fair value of effective cash flow hedges              (1)    28
                                                              ----   ----
                                                              $309   $375
                                                              ====   ====

NOTE 11. Segment financial data follows:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2004     2003
                                                           ------   ------
Net Sales
---------
Aerospace                                                  $2,304   $2,062
Automation and Control Solutions                            1,947    1,717
Specialty Materials                                           856      777
Transportation Systems                                      1,071      840
Corporate                                                      --        3
                                                           ------   ------
                                                           $6,178   $5,399
                                                           ======   ======

Segment Profit
--------------
Aerospace                                                  $  307   $  257
Automation and Control Solutions                              195      197
Specialty Materials                                            48       31
Transportation Systems                                        143       92
Corporate                                                     (39)     (32)
                                                           ------   ------
   Total segment profit                                       654      545
                                                           ------   ------
Gain on sale of non-strategic businesses                       32       --
Equity in income (loss) of affiliated companies                 7       (2)
Other income                                                   10        3
Interest and other financial charges                          (84)     (84)
Pension and other postretirement benefits (expense) (A)      (160)     (89)
Repositioning, environmental and litigation charges (A)       (54)      --
                                                           ------   ------

   Income before taxes and cumulative effect of
      accounting change                                    $  405   $  373
                                                           ======   ======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

NOTE 12. Net periodic pension and other postretirement benefit costs for our significant plans include the following components.

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                            2004    2003
                                           -----   -----
Pension Benefits
----------------
Service cost                               $  60   $  60
Interest cost                                189     189
Expected return on plan assets              (262)   (256)
Amortization of transition asset              --      (2)
Amortization of prior service cost             9      10
Recognition of actuarial losses              102      42
                                           -----   -----
                                           $  98   $  43
                                           =====   =====

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                            2004   2003
                                            ----   ----
Other Postretirement Benefits
-----------------------------
Service cost                                $ 5     $ 6
Interest cost                                36      36
Expected return on plan assets               --      --
Amortization of prior service (credit)       (9)     (6)
Recognition of actuarial losses              24      11
                                            ---     ---
                                            $56     $47
                                            ===     ===

NOTE 13. COMMITMENTS AND CONTINGENCIES

     Shareowner Litigation -- Honeywell and three of its former officers are defendants in a class action lawsuit filed in the United States District Court for the District of New Jersey. Plaintiffs allege, among other things, that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The Court has certified a class consisting of all purchasers of Honeywell stock between December 20, 1999 and June 19, 2000. Discovery is ongoing. Although we continue to believe that the allegations in this matter are without merit, we are engaged in mediation with the plaintiffs in an effort to resolve the matter without resorting to a trial. While we cannot be certain that the parties will be able to resolve the matter through mediation, a provision has been made in our financial statements regarding a potential settlement. Although it is not possible at this time to predict the outcome of this matter, we expect to prevail if the parties are unable to resolve this litigation through mediation. However, an adverse outcome could be material to our consolidated financial position or results of operations.

     ERISA Class Action Lawsuit -- Honeywell and several of its current and former officers and directors are defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. In September 2003, Honeywell filed a motion to dismiss this matter.

     Although it is not possible at this time to predict the outcome of this matter, we believe that the allegations in this matter are without merit and we expect to prevail. An adverse litigation outcome could, however, be material to our consolidated financial position or results of operations. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in our financial statements with respect to this contingent liability.

     Environmental Matters - We are subject to various federal, state and local government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

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

     Although we do not currently possess sufficient information to reasonably estimate the amounts of liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, they could be material to our consolidated results of operations or operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that these environmental matters will have a material adverse effect on our consolidated financial position.

     In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the Court's determinations and has appealed the Court's decision to the Third Circuit Court of Appeals. Per the Appeals Court's order, the parties are engaged in mediation. In October 2003, the District Court denied Honeywell's motion for a stay of certain aspects of its May 2003 order, and we are considering whether to appeal such ruling. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Under the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total costs of such studies and remediation do not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by the NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the Court's order. We have not completed development of a remedial action plan for the excavation and offsite disposal directed under the Court's order and therefore are unable to estimate the cost of such actions. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the Court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Provisions have been made in our financial statements for remedial costs consistent with the ACO and for additional costs which are likely to be incurred during the pendency of our appeal, which provisions do not assume excavation and offsite removal of chromium from the site. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the Court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the Court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid. We do not expect that this matter will have a material adverse effect on our consolidated financial position.

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

     During 2003, three incidents occurred at Honeywell's Baton Rouge, Louisiana chemical plant including a release of chlorine, a release of antimony pentachloride which resulted in an employee fatality, and an employee exposure to hydrofluoric acid. As a result of these incidents, the United States Environmental Protection Agency (USEPA), Occupational Health and Safety Administration (OSHA), the Chemical Safety Board and state and local agencies commenced investigations. A number of potential government claims have been settled, including a $110,000 penalty paid to OSHA for citations arising from the incidents. The USEPA and Chemical Safety Board investigations are ongoing; however no charges have been filed or claims asserted. Honeywell has been served with several civil lawsuits. We do not expect that these matters will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

     The Arizona Department of Environmental Quality (ADEQ) is considering an enforcement action based on various alleged environmental violations. As part of an effort to resolve ADEQ's claims, Honeywell has proposed, among other things, the payment of a $300,000 penalty. Negotiations with ADEQ are ongoing. We do not expect that this matter will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

     Asbestos Matters -- Like many other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. We did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos related disease in the vast majority of claimants. Products containing asbestos previously manufactured by Honeywell or by previously owned subsidiaries fall into two general categories; refractory products and friction products.

     Refractory Products -- Honeywell owned North American Refractories Company (NARCO) from 1979 to 1986. NARCO produced refractory products (high temperature bricks and cement) which were sold largely to the steel industry in the East and Midwest. Less than 2 percent of NARCO's products contained asbestos.

     When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant's asbestos exposure. As of the date of NARCO's bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with NARCO claims. We have approximately $1.3 billion of insurance remaining that can be specifically allocated to NARCO related liability.

     As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO, except one claim which is not material as to which the stay was lifted in August 2003. Because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended twenty-six times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

     As a result of ongoing negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements with approximately 260,000 claimants, which represents in excess of 90 percent of the approximately 275,000 current claimants who are now expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. We expect the NARCO plan of reorganization and the NARCO trust to be approved by the Court in 2004. As part of its ongoing settlement negotiations, Honeywell has reached agreement in principle with the representative for future NARCO claimants to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims and recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consists of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO's parent, net of insurance recoveries of $1.8 billion.

     The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with in excess of 90 percent of current claimants. Settlement payments with respect to current claims are expected to be made through 2007.

     The liability for future claims estimates the probable value of future asbestos related bodily injury claims asserted against NARCO over a 15 year period and obligations to NARCO's parent as discussed above. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Committee of Asbestos Creditors and the NARCO future claimants representative. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5. Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon historical experience with similar trusts. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust.

     Honeywell has substantial insurance that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2004, a significant portion of this coverage is with London-based insurance companies which is covered under an agreement entered into in the first quarter of 2004 under which the insurers agree to pay full policy limits based on corresponding Honeywell claims costs. Approximately $60 million in remaining London-based insurance limits is covered under coverage-in-place agreements. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. We conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Some of these remaining London-based insurance carriers have challenged our right to enter into settlement agreements resolving all NARCO related asbestos claims against Honeywell. However, we believe there is no factual or legal basis for such challenges and we believe that it is probable that we will prevail in the resolution of, or in any litigation that is brought regarding these disputes and, as of March 31, 2004, we have recognized approximately $60 million in probable insurance recoveries from these carriers. We are in advanced ongoing settlement discussions with these carriers and while we cannot predict the outcome of these discussions we expect that a substantial majority of the carriers will participate in the settlement agreement that is being negotiated. The amounts that we expect to realize through the settlement process are consistent with our reserves. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

     Projecting future events is subject to many uncertainties that could cause the NARCO related asbestos liabilities to be higher or lower than those projected and recorded. There is no assurance that a plan of reorganization will be proposed or confirmed, that insurance recoveries will be timely or whether there will be any NARCO related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

     Friction Products -- Honeywell's Bendix Friction Materials (Bendix) business manufactured automotive brake pads that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals that allege to have performed brake replacements.

     From 1981 through March 31, 2004, we have resolved about 65,000 Bendix related asbestos claims including trials covering 120 plaintiffs, which resulted in 115 favorable verdicts. Trials covering five individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal and the remaining three claims were settled.

     Through the second quarter of 2002, Honeywell had no out-of-pocket costs for Bendix related asbestos claims since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs. During the first quarter of 2004, those indemnity and defense costs were approximately $35 million. During the years ended December 31, 2003 and 2002, those indemnity and defense costs amounted to approximately $112 and $70 million, respectively. Approximately 50 percent of these amounts are deemed probable to be reimbursed by insurance. During the year ended December 31, 2003 Honeywell collected $90 million in insurance reimbursements and settlements related to asbestos claims. See further discussion of insurance coverage below.

     The following tables present information regarding Bendix related asbestos claims activity:

                                                                      Years Ended
                                                                      December 31,
                                               Three Months Ended   ---------------
Claims Activity                                  March 31, 2004      2003     2002
---------------                                  --------------     ------   ------
Claims Unresolved at the beginning of period         72,976         50,821   47,000
Claims Filed                                          2,845         25,765   10,000
Claims Resolved                                        (698)        (3,610)  (6,179)
                                                     ------         ------   ------
Claims Unresolved at the end of period               75,123         72,976   50,821
                                                     ======         ======   ======

                                                                  December 31,
                                                                ---------------
Disease Distribution of Unresolved Claims      March 31, 2004    2003     2002
-----------------------------------------      --------------   ------   ------
Mesothelioma and Other Cancer Claims                3,400        3,277    3,810
Other Claims                                       71,723       69,699   47,011
                                                   ------       ------   ------
   Total Claims                                    75,123       72,976   50,821
                                                   ======       ======   ======

     Approximately 30 percent of the 75,000 pending claims at March 31, 2004 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 75,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that allow for consolidated filings. In these jurisdictions, plaintiffs are permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During the second quarter of 2003, Honeywell was served with numerous complaints filed in Mississippi in advance of the January 1, 2003 effective date for tort reform in that state. Also during 2003, Honeywell experienced an increase in nonmalignancy filings that we believe were in response to the possibility of federal legislation. Based on prior experience, we anticipate that many of these claims will be placed on deferred, inactive or similar dockets or be dismissed. Honeywell has experienced average resolution values excluding legal costs for malignant claims of approximately ninety five thousand and one hundred sixty six thousand dollars in 2003 and 2002, respectively. Honeywell has experienced average resolution values excluding legal costs for nonmalignant claims of approximately three thousand five hundred and one thousand three hundred dollars in 2003 and 2002, respectively. It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

     We have accrued for the estimated cost of pending asbestos related claims. The estimate is based on the number of pending claims at March 31, 2004, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

     Honeywell presently has approximately $1.9 billion of insurance coverage remaining with respect to pending Bendix related asbestos claims as well as claims which may be filed against us in the future. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Although Honeywell has approximately $1.9 billion in insurance, there are gaps in our coverage due to insurance company insolvencies, a comprehensive policy buy-back settlement with Equitas in 2003 and certain uninsured periods. We analyzed the amount of insurance that we estimate is probable that we will recover in relation to payment of asbestos related claims and determined that approximately 50 percent of expenditures for such claims are recoverable by insurance. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, at March 31, 2004 we had amounts receivable from our insurers of approximately $230 million representing probable reimbursements associated with our liability for pending claims as well as amounts due to us for previously settled and paid claims related to the estimated liabilities for pending claims.

     Honeywell believes it has sufficient insurance coverage and reserves to cover all pending Bendix related asbestos claims. Although it is impossible to predict the outcome of pending claims or to reasonably estimate losses which could arise from future Bendix related asbestos claims, we do not believe that such claims would have a material adverse effect on our consolidated financial position in light of our insurance coverage and our prior experience in resolving such claims. If the rate and types of claims filed, the average indemnity cost of such claims and the period of time over which claim settlements are paid (collectively, the "Variable Claims Factors") does not substantially increase, Honeywell would not expect future Bendix related asbestos claims to have a material adverse effect on our results of operations or operating cash flows in any fiscal year. No assurances can be given, however, that the Variable Claims Factors will not substantially increase.

     Refractory and Friction Products -- NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

                                                        March 31,   December 31,
                                                           2004         2003
                                                        ---------   ------------
Other current assets                                      $  116       $  130
Insurance recoveries for asbestos related liabilities      1,344        1,317
                                                          ------       ------
                                                          $1,460       $1,447
                                                          ======       ======
Accrued liabilities                                       $  704       $  730
Asbestos related liabilities                               2,246        2,279
                                                          ------       ------
                                                          $2,950       $3,009
                                                          ======       ======

     During the first quarter of 2004, we paid $101 million in indemnity and defense costs related to NARCO and Bendix claims. Additionally, we recorded a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries.

     We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy or our asbestos liabilities and related insurance recoveries.

     Warranties and Guarantees - As disclosed in Note 21 to our consolidated financial statements in our 2003 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. As of March 31, 2004, there has been no material change to these guarantees.

     The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

                                            Three Months Ended March 31,
                                          -------------------------------
                                               2004             2003
                                          --------------   --------------
Beginning of period                            $275             $217
Accruals for warranties/guarantees
   issued during the period                      63               43
Adjustments of pre-existing
   warranties/guarantees                         10               (3)
Settlement of warranty/guarantee claims         (55)             (35)
                                               ----             ----
End of period                                  $293             $222
                                               ====             ====

     Other Matters - We are subject to a number of other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. With respect to all these other matters, including those relating to commercial transactions, government contracts, product liability and non-environmental health and safety matters, while the ultimate results of these lawsuits, investigations and claims cannot be determined, we do not expect that these matters will have a material adverse effect on our consolidated results of operations, operating cash flows or financial position.

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2004, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2004 and 2003 and the consolidated statement of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, NJ
April 26, 2004

----------

The "Report of Independent Accountants" included above is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------
                 (Dollars in millions, except per share amounts)

A. RESULTS OF OPERATIONS - FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003
   ---------------------------------------------------------------------------


Net Sales
---------

                                       2004     2003
                                      ------   ------
Net sales                             $6,178   $5,399
% change compared with prior period       14%

     The increase in net sales in the first quarter of 2004 compared with the first quarter of 2003 is attributable to the following:

Acquisitions                               2%
Divestitures                              (2)
Price                                     --
Volume                                    10
Foreign Exchange                           4
                                         ---
                                          14%
                                         ===

     We estimate that approximately 5 percentage points of the increase in sales volume (both on a consolidated basis and for each reportable segment) in the first quarter of 2004 compared with the first quarter of 2003 relates to additional reporting days in the current quarter resulting from our normal quarterly closing practice. See Note 1 of Notes to Financial Statements for further discussion. A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Goods Sold
------------------

                                       2004     2003
                                      ------   ------
Cost of Goods Sold                    $4,930   $4,240
Gross Margin %                          20.2%    21.5%

     Gross margin decreased by 1.3 percentage points in the first quarter of 2004 compared with the first quarter of 2003 due primarily to higher pension and other postretirement benefits expense of $63 million and an increase in repositioning, environmental and litigation charges of $52 million.

Selling, General and Administrative Expenses
--------------------------------------------

                                                2004    2003
                                               -----   -----
Selling, general and administrative expenses   $ 808   $ 703
Percent of sales                                13.1%   13.0%

     Selling, general and administrative expenses as a percentage of net sales increased by 0.1 percentage points in the first quarter of 2004 compared with the first quarter of 2003 due primarily to higher pension and other postretirement benefits expense.

                                                                     2004   2003
                                                                     ----   ----
Pension and other postretirement benefits
   expense included in cost of goods sold and
   selling, general and administrative expenses                      $160    $89
Increase compared with prior period                                  $ 71

     Pension expense increased by $62 million, or 144 percent, in the first quarter of 2004 compared with the first quarter of 2003 due primarily to the following:

     o A systematic recognition of higher losses resulting principally from actual plan asset returns below the expected rate of return during the period 2000 to 2002.

     o A decrease in the discount rate from 6.75 percent in 2003 to 6.00 percent in 2004.

(Gain) on Sale of Non-Strategic Businesses
------------------------------------------

                                                                     2004   2003
                                                                     ----   ----
(Gain) on sale of non-strategic businesses                           $(32)   $--

     Gain on sale of non-strategic businesses of $32 million in the first quarter of 2004 represents the pretax gain on the sale of our VSCEL Optical Products business in our Automation and Control Solutions reportable segment.

Equity in (Income) Loss of Affiliated Companies
-----------------------------------------------

                                                                     2004   2003
                                                                     ----   ----
Equity in (income) loss of affiliated companies                       $(7)   $2

     Equity income increased by $9 million in the first quarter of 2004 compared with the first quarter of 2003 due primarily to an improvement in earnings from our UOP joint venture.

Other (Income) Expense
----------------------

                                                                     2004   2003
                                                                     ----   ----
Other (income) expense                                               $(10)  $(3)

     Other income increased by $7 million in the first quarter of 2004 compared with the first quarter of 2003 due primarily to a decrease in foreign exchange losses.

Tax Expense
-----------

                                                                    2004    2003
                                                                   -----   -----
Tax expense                                                        $ 110   $  99
Effective tax rate                                                  27.2%   26.5%

     The effective tax rate increased by 0.7 percentage points in the first quarter of 2004 compared with the first quarter of 2003 due principally to the tax impact of the gain on the sale of our VSCEL Optical Products business. The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign tax planning strategies. The effective tax rate in the first quarter of 2003 also benefited from tax benefits associated with favorable tax audit settlements.

Net Income
----------

                                                                    2004    2003
                                                                   -----   -----
Net income                                                         $ 295   $ 254
Earnings per share of common stock -- assuming  dilution           $0.34   $0.30

     The increase of $0.04 per share in the first quarter of 2004 compared with the first quarter of 2003 relates primarily to an increase in segment profit from higher sales across all reportable segments partially offset by higher pension and other postretirement benefits expense.

Review of Business Segments

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2004     2003
                                                           ------   ------
Net Sales
---------
Aerospace                                                  $2,304   $2,062
Automation and Control Solutions                            1,947    1,717
Specialty Materials                                           856      777
Transportation Systems                                      1,071      840
Corporate                                                      --        3
                                                           ------   ------
                                                           $6,178   $5,399
                                                           ======   ======

Segment Profit
--------------
Aerospace                                                  $  307   $  257
Automation and Control Solutions                              195      197
Specialty Materials                                            48       31
Transportation Systems                                        143       92
Corporate                                                     (39)     (32)
                                                           ------   ------
   Total segment profit                                       654      545
                                                           ------   ------
Gain on sale of non-strategic businesses                       32       --
Equity in income (loss) of affiliated companies                 7       (2)
Other income                                                   10        3
Interest and other financial charges                          (84)     (84)
Pension and other postretirement benefits (expense) (A)      (160)     (89)
Repositioning, environmental and litigation charges (A)       (54)      --
                                                           ------   ------

   Income before taxes and cumulative effect
      of accounting change                                 $  405   $  373
                                                           ======   ======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

Aerospace
---------

                                                            2004     2003
                                                           ------   ------
Net sales                                                  $2,304   $2,062
% change compared with prior period                            12%
Segment profit                                             $  307   $  257
% change compared with prior period                            19%

     Aerospace sales by the major market segments follows:

                                                      % of Aerospace   % Change in
                                                          Sales           Sales
                                                      --------------   -----------
                                                                           2004
                                                                          Versus
Market Segment                                          2004   2003        2003
--------------                                          ----   ----       ------
Commercial:
   Air transport aftermarket                             22%    22%         15%
   Air transport original equipment                      10     10           8
   Regional transport aftermarket                         8      8          14
   Regional transport original equipment                  2      2          16
   Business and general aviation aftermarket              8      8          20
   Business and general aviation original equipment       7      7          13
Defense and Space:
   Defense and space aftermarket                         12     11          18
   Defense and space original equipment                  31     32           8
                                                        ---    ---
Total                                                   100%   100%         12%
                                                        ===    ===

     Aerospace sales increased by 12 percent in the first quarter of 2004 compared with the first quarter of 2003 due to higher volumes of 11 percent (including the impact of additional reporting days in the quarter) and an acquisition of 1 percent. Sales details by market segment are as follows:

     o Air transport aftermarket sales improved in 2004 primarily reflecting higher global flying hours, increases in maintenance and outsourcing activity by the airlines and an increase in upgrades of avionics equipment (ground proximity systems) to meet new regulatory standards.

     o Air transport original equipment (OE) sales increased in 2004 primarily reflecting the timing of certain product deliveries. Overall, aircraft deliveries by our OE customers (primarily Airbus and Boeing) were slightly higher compared with the prior period.

     o Regional transport aftermarket sales increased in 2004 due to higher flying hours and the initial provisioning for the Primus Epic integrated avionics system.

     o Business and general aviation aftermarket sales were higher in 2004 largely due to an improving economy, an increase in flying hours and upgrade activity in avionics equipment to meet new regulatory standards.

     o Defense and space aftermarket sales continued to be strong in 2004 driven by war-related activities such as increases in repair, upgrades and modifications for fixed, rotary wing and ground vehicles.

     Aerospace segment profit increased by 19 percent in the first quarter of 2004 compared with the first quarter of 2003 due primarily to an increase in sales of higher margin commercial aftermarket products and services and volume growth. This increase was partially offset by lower licensing income, higher development expense associated with new programs and an increase in spending for information technology systems.

Automation and Control Solutions
--------------------------------

                                                               2004     2003
                                                              ------   ------
Net sales                                                     $1,947   $1,717
% change compared with prior period                               13%
Segment profit                                                $  195   $  197
% change compared with prior period                               (1)%

     Automation and Control Solutions sales increased by 13 percent in the first quarter of 2004 compared with the first quarter of 2003 due to higher volumes of 7 percent (including the impact of additional reporting days in the current quarter), the favorable effect of foreign exchange of 6 percent and acquisitions of 1 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 14 percent for our Automation and Control Products business due principally to strong sales of fire solutions and sensor products and the favorable effect of foreign exchange. Sales for our Building Solutions business increased by 17 percent due primarily to the favorable effect of foreign exchange, improvement in the overall economy and the impact of investments in sales and marketing capacity. Sales for our Process Solutions business increased by 9 percent due primarily to the favorable effect of foreign exchange.

     Automation and Control Solutions segment profit decreased by 1 percent in the first quarter of 2004 compared with the first quarter of 2003 as increased investments in sales and marketing capacity, principally in our Building Solutions business, and the adverse impact of pricing pressures principally in our Automation and Control Products and Process Solutions businesses more than offset the favorable impact of higher sales.

Specialty Materials
-------------------

                                                              2004   2003
                                                              ----   ----
Net sales                                                     $856   $777
% change compared with prior period                             10%
Segment profit                                                $ 48   $ 31
% change compared with prior period                             55%

     Specialty Materials sales increased by 10 percent in the first quarter of 2004 compared with the first quarter of 2003 due to higher volumes of 9 percent (including the impact of additional reporting days in the current quarter), the impact of higher prices of 2 percent (mainly in our Nylon System business) and the favorable effect of foreign exchange of 2 percent, partially offset by prior year divestitures, net of acquisitions, of 3 percent. Higher volumes were principally driven by increasing demand for ozone friendly HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications, increased demand for electronic materials due to improvement in the semiconductor industry and strong demand for Spectra fiber principally from the U.S. military.

     Specialty Materials segment profit increased by 55 percent in the first quarter of 2004 compared with the first quarter of 2003 due principally to higher sales volumes and price increases, partially offset by higher raw material costs (principally phenol resulting from increases in benzene prices).

Transportation Systems
----------------------

                                                               2004    2003
                                                              ------   ----
Net sales                                                     $1,071   $840
% change compared with prior period                               28%
Segment profit                                                $  143   $ 92
% change compared with prior period                               55%

     Transportation Systems sales increased by 28 percent in the first quarter of 2004 compared with the first quarter of 2003 due primarily to higher volumes of 17 percent (including the impact of additional reporting days in the current quarter) and the favorable effect of foreign exchange of 11 percent. The increase in sales for the segment resulted principally from a 38 percent increase in sales in our Honeywell Turbo Technologies business due to a favorable sales mix and volume growth driven by increasing diesel penetration in Europe and strength in the North American truck segment, and the favorable effect of foreign exchange.

     Transportation Systems segment profit increased by 55 percent in the first quarter of 2004 compared with the first quarter of 2003 due primarily to the effect of favorable sales mix and volume growth in our Honeywell Turbo Technologies business.

Repositioning and Other Charges
-------------------------------
     A summary of repositioning and other charges follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
Severance                                                         $15    $--
Asset impairments                                                   4     --
Exit costs                                                          3     --
Reserve adjustments                                                (7)    --
                                                                  ---    ---
   Total net repositioning charge                                  15     --
                                                                  ---    ---
Probable and reasonably estimable environmental liabilities        30     --
Asbestos related litigation charges, net of insurance              11     --
                                                                  ---    ---
   Total net repositioning and other charges                      $56    $--
                                                                  ===    ===

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2004   2003
                                                                 ----   ----
Cost of goods sold                                                $52    $--
Selling, general and administrative expenses                        2     --
Equity in (income) loss of affiliated companies                     2     --
                                                                  ---    ---
                                                                  $56    $--
                                                                  ===    ===

     The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                                  2004   2003
                                                                  ----   ----
Aerospace                                                          $ 1   $--
Automation and Control Solutions                                     3    --
Specialty Materials                                                  4    --
Transportation Systems                                              18    --
Corporate                                                           30    --
                                                                   ---   ---
                                                                   $56   $--
                                                                   ===   ===

     In the first quarter of 2004, we recognized a repositioning charge of $22 million primarily for severance costs related to workforce reductions of 587 manufacturing and administrative positions principally in our Automation and Control Solutions and Transportation Systems reportable segments. Also, $7 million of previously established accruals for severance and other exit costs were returned to income in the first quarter of 2004. Severance liabilities were reduced by $4 million mainly in our Automation and Control Solutions reportable segment due to fewer employee separations than originally anticipated associated with certain prior repositioning actions. Other exit costs liabilities were reduced by $3 million related primarily to excess environmental remediation reserves for a closed facility in our Specialty Materials reportable segment.

     The 2003 and 2004 repositioning actions will generate incremental pretax savings of approximately $80 million in 2004 compared with 2003 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $50 million in the three months ended March 31, 2004 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the remaining repositioning actions will approximate $200 million in 2004 and will be funded primarily though operating cash flows.

     In the first quarter of 2004, we recognized a charge of $30 million for legacy environmental matters deemed probable and reasonably estimable in the first quarter of 2004, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 13 of Notes to Financial Statements for further discussion.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary
-----------------
     Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003, are summarized as follows:

                                                                  2004    2003
                                                                  ----   -----
Cash provided by (used for):
   Operating activities                                           $337   $ 473
   Investing activities                                            (80)   (195)
   Financing activities                                            (16)    (34)
   Effect of exchange rate changes on cash                           9      25
                                                                  ----   -----
Net increase in cash and cash equivalents                         $250   $ 269
                                                                  ====   =====

     Cash provided by operating activities decreased by $136 million during the first quarter of 2004 compared with the first quarter of 2003 due primarily to an increase in working capital (receivables, inventories and accounts payable) usage of $130 million related to higher sales and an increase in asbestos related liability payments of $70 million, partially offset by increased earnings.

     We made asbestos related payments of $101 million, including legal fees, in the first quarter of 2004 and expect to make additional asbestos related payments of approximately $670 million during the remainder of 2004. This estimate is based on our experience in the first quarter of 2004 regarding the timing of submissions of required evidential data by plaintiff firms. We had $18 million of asbestos related insurance recoveries during the first quarter of 2004. We expect to receive approximately $100 million in asbestos related insurance recoveries during the remainder of 2004. These cash flow projections are consistent with our existing asbestos reserves and anticipated insurance recoveries related to asbestos related liabilities. See Note 13 of Notes to Financial Statements for further details.

     Cash used for investing activities decreased by $115 million during the first quarter of 2004 compared with the first quarter of 2003 due primarily to proceeds from sales of businesses of $71 million mainly from the disposition of our VSCEL Optical Products business and proceeds from the maturity of investment securities of $80 million. This decrease in cash used for investing activities was partially offset by higher capital spending across all reportable segments of $30 million.

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

     Cash used for financing activities decreased by $18 million during the first quarter of 2004 compared with the first quarter of 2003 due primarily to net borrowings (principally commercial paper) of $348 million in the current quarter principally to fund an increase in working capital, and for repurchases of common stock of $229 million in connection with our stock repurchase program announced in November 2003. Total debt of $5,517 million at March 31, 2004 was $357 million, or 7 percent higher than at December 31, 2003 principally reflecting higher levels of commercial paper outstanding in the current quarter.

Liquidity
---------
     See our 2003 Annual Report on Form 10-K for a detailed discussion of our liquidity. As of March 31, 2004, there has been no material changes in our liquidity.

C. OTHER MATTERS

Litigation
----------
     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 13 of Notes to Financial Statements.

Recent Accounting Pronouncements
--------------------------------
     See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See our 2003 Annual Report on Form 10-K (Item 7A). As of March 31, 2004, there has been no material change in this information.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 13 of Notes to Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following table summarizes Honeywell's purchases of its common stock, par value $1 per share, for the quarter ending March 31, 2004:

                      Issuer Purchases of Equity Securities

                   (a)          (b)             (c)                (d)
                                               Total         Maximum Number
                                             Number of      (or Approximate
                                              Shares        Dollar Value) of
                  Total                    Purchased as     Shares that May
                Number of     Average    Part of Publicly   Yet be Purchased
                  Shares    Price Paid   Announced Plans     Under Plans or
   Period       Purchased    per Share      or Programs         Programs
-------------   ---------   ----------   ----------------   ----------------
January 2004    3,350,600     $34.82         3,350,600            (A)
February 2004   2,219,000     $35.94         2,219,000            (A)
March 2004        250,000     $32.35           250,000            (A)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareowners of Honeywell held on April 26, 2004, the following matters set forth in our Proxy Statement dated March 15, 2004, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

     (1) The nominees listed below were elected directors for a three-year term ending at the 2007 Annual Meeting with the respective votes set forth opposite their names:

                                   FOR         WITHHELD
                                   ---         --------
          James J. Howard      504,626,078   207,304,839

          Bruce Karatz         511,099,398   200,831,519

          Russell E. Palmer    507,314,962   204,615,954

          Ivan G. Seidenberg   510,775,679   201,155,238

          Eric K. Shinseki     652,071,853    59,859,068

     (2) A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2004 was approved, with 678,799,358 votes cast FOR, 21,255,784 votes cast AGAINST, and 11,863,868 abstentions;

     (3) A shareowner proposal regarding annual election of directors was approved, with 419,823,887 votes cast FOR, 155,694,787 votes cast AGAINST, 14,474,654 abstentions and 121,937,606 broker non-votes;

     (4) A shareowner proposal regarding shareowner voting provisions was approved, with 438,110,585 votes cast FOR, 137,254,245 votes cast AGAINST, 14,628,506 abstentions and 121,937,598 broker non-votes;

     (5) A shareowner proposal regarding shareowner input regarding golden parachutes was not approved, with 294,330,506 votes cast FOR, 277,179,767 votes cast AGAINST, 18,481,252 abstentions and 121,939,409 broker non-votes;

     (6) The proponent did not appear at the Annual Meeting of Shareowners to present the shareowner proposal regarding pay disparity and, thus, such proposal was not considered;

     (7) A shareowner proposal regarding shareowner cumulative voting was not approved, with 250,517,998 votes cast FOR, 281,679,422 votes cast AGAINST, 57,795,415 abstentions and 121,938,099 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See the Exhibit Index on page 35 of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31, 2004.

          1. On January 19, 2004, a report was filed announcing the termination of discussions regarding the possible sale of our Bendix Friction Materials business.

          2.   On January 29, 2004, a report was filed which furnished, under
               Item 12, a press release reporting our earnings for the fourth quarter of 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Honeywell International Inc.


Date: May 3, 2004                       By: /s/ John J. Tus
                                            ------------------------------------
                                            John J. Tus
                                            Vice President and Controller
                                            (on behalf of the Registrant
                                            and as the Registrant's
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

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

     99          Omitted (Inapplicable)

----------
* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share", is provided in Note 6 to the condensed consolidated financial statements in this report.