Form 10-Q
period 2004-06-30
HONEYWELL INTERNATIONAL INC
filed 2004-08-02
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-8974

                          Honeywell International Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                          22-2640650
                --------                                          ----------
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            101 Columbia Road
       Morris Township, New Jersey                                  07962
       ---------------------------                                  -----
(Address of principal executive offices)                          (Zip Code)

                                  (973)455-2000
                                  -------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
Class of Common Stock                                            June 30, 2004
---------------------                                         ------------------
     $1 par value                                             859,571,945 shares

                          Honeywell International Inc.

                                      Index

                                                                              Page No.
                                                                              --------
Part I.  -             Financial Information

             Item 1.   Financial Statements:

                       Consolidated Statement of Operations -
                          Three and Six Months Ended June 30, 2004 and 2003       3

                       Consolidated Balance Sheet -
                          June 30, 2004 and December 31, 2003                     4

                       Consolidated Statement of Cash Flows -
                          Six Months Ended June 30, 2004 and 2003                 5

                       Notes to Financial Statements                              6

                       Report of Independent Registered Public
                          Accounting Firm                                        21

             Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                    22

             Item 3.   Quantitative and Qualitative Disclosures About
                          Market Risk                                            38

             Item 4.   Controls and Procedures                                   38

Part II. -             Other Information

             Item 1.   Legal Proceedings                                         39

             Item 2.   Changes in Securities and Use of Proceeds                 39

             Item 6.   Exhibits and Reports on Form 8-K                          40

Signatures                                                                       41

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Honeywell International Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                           ------------------   -----------------
                                              2004     2003       2004      2003
                                             ------   ------    -------   -------
                                                    (Dollars in millions,
                                                  except per share amounts)
Net sales                                    $6,388   $5,749    $12,566   $11,148
                                             ------   ------    -------   -------
Costs, expenses and other
   Cost of goods sold                         5,228    4,514     10,158     8,754
   Selling, general and administrative
      expenses                                  823      762      1,631     1,465
   (Gain) loss on sale of non-strategic
      businesses                               (233)     (31)      (265)      (31)
   Equity in (income) loss of affiliated
      companies                                 (17)      (6)       (24)       (4)
   Other (income) expense                       (18)     (24)       (28)      (27)
   Interest and other financial charges          82       87        166       171
                                             ------   ------    -------   -------
                                              5,865    5,302     11,638    10,328
                                             ------   ------    -------   -------

Income before taxes and cumulative
   effect of accounting change                  523      447        928       820
Tax expense                                     162      128        272       227
                                             ------   ------    -------   -------

Income before cumulative effect of
   accounting change                            361      319        656       593
Cumulative effect of accounting change           --       --         --       (20)
                                             ------   ------    -------   -------

Net income                                   $  361   $  319    $   656   $   573
                                             ======   ======    =======   =======

Earnings per share of common stock -
   basic:
   Income before cumulative effect of
      accounting change                      $ 0.42   $ 0.37    $  0.76   $  0.69
   Cumulative effect of accounting
      change                                     --       --         --     (0.02)
                                             ------   ------    -------   -------
   Net income                                $ 0.42   $ 0.37    $  0.76   $  0.67
                                             ======   ======    =======   =======

Earnings per share of common stock -
   assuming dilution:
   Income before cumulative effect of
      accounting change                      $ 0.42   $ 0.37    $  0.76   $  0.69
   Cumulative effect of accounting
      change                                     --       --         --     (0.02)
                                             ------   ------    -------   -------
   Net income                                $ 0.42   $ 0.37    $  0.76   $  0.67
                                             ======   ======    =======   =======

Cash dividends per share of common stock     $.1875   $.1875    $ .3750   $ .3750
                                             ======   ======    =======   =======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           2004         2003
                                                         --------   ------------
                                                          (Dollars in millions)
ASSETS
Current assets:
   Cash and cash equivalents                              $ 3,232      $ 2,950
   Accounts, notes and other receivables                    3,905        3,643
   Inventories                                              3,003        3,040
   Deferred income taxes                                    1,311        1,526
   Other current assets                                       566          465
                                                          -------      -------
      Total current assets                                 12,017       11,624

Investments and long-term receivables                         414          569
Property, plant and equipment - net                         4,185        4,295
Goodwill                                                    5,837        5,789
Other intangible assets - net                               1,110        1,098
Insurance recoveries for asbestos
   related liabilities                                      1,401        1,317
Deferred income taxes                                         447          342
Prepaid pension benefit cost                                3,063        3,173
Other assets                                                1,077        1,107
                                                          -------      -------

      Total assets                                        $29,551      $29,314
                                                          =======      =======

LIABILITIES
Current liabilities:
   Accounts payable                                       $ 2,273      $ 2,240
   Short-term borrowings                                       44          152
   Commercial paper                                            95           --
   Current maturities of long-term debt                       146           47
   Accrued liabilities                                      4,495        4,314
                                                          -------      -------
      Total current liabilities                             7,053        6,753

Long-term debt                                              4,825        4,961
Deferred income taxes                                         313          316
Postretirement benefit obligations
   other than pensions                                      1,695        1,683
Asbestos related liabilities                                2,096        2,279
Other liabilities                                           2,683        2,593

SHAREOWNERS' EQUITY
Capital - common stock issued                                 958          958
        - additional paid-in capital                        3,547        3,486
Common stock held in treasury, at cost                     (3,827)      (3,655)
Accumulated other nonowner changes                           (255)        (189)
Retained earnings                                          10,463       10,129
                                                          -------      -------
      Total shareowners' equity                            10,886       10,729
                                                          -------      -------

      Total liabilities and shareowners' equity           $29,551      $29,314
                                                          =======      =======

The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                              ------------------------
                                                                    2004     2003
                                                                   ------   ------
                                                                (Dollars in millions)
Cash flows from operating activities:
   Net income                                                      $  656   $  573
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Cumulative effect of accounting change                           --       20
      (Gain) loss on sale of non-strategic businesses                (265)     (31)
      Repositioning, environmental, litigation and
         business impairment charges                                  298       34
      Severance and exit cost payments                                (82)     (93)
      Environmental and non-asbestos litigation payments              (92)     (36)
      Asbestos related liability payments                            (323)    (388)
      Insurance receipts for asbestos related liabilities              48      477
      Depreciation                                                    288      290
      Undistributed earnings of equity affiliates                     (29)      (4)
      Deferred income taxes                                            82      134
      Pension and other postretirement benefits expense               322      178
      Pension contributions - U.S. Plans                               (5)    (170)
      Other postretirement benefit payments                           (99)     (99)
      Other                                                           (40)      (3)
      Changes in assets and liabilities, net of the effects
         of acquisitions and divestitures:
         Accounts, notes and other receivables                       (243)     (80)
         Inventories                                                   12      (95)
         Other current assets                                          (7)      18
         Accounts payable                                             117      175
         Accrued liabilities                                          204      126
                                                                   ------   ------
Net cash provided by operating activities                             842    1,026
                                                                   ------   ------

Cash flows from investing activities:
   Expenditures for property, plant and equipment                    (283)    (276)
   Proceeds from disposals of property, plant and equipment             2       --
   Decrease in investments                                             80       --
   Cash paid for acquisitions                                        (109)    (122)
   Proceeds from sales of businesses                                  394       90
                                                                   ------   ------
Net cash provided by (used for) investing activities                   84     (308)
                                                                   ------   ------

Cash flows from financing activities:
   Net increase (decrease) in commercial paper                         95      (13)
   Net (decrease) increase in short-term borrowings                  (124)      78
   Proceeds from issuance of common stock                              45       31
   Payments of long-term debt                                         (23)     (70)
   Repurchases of common stock                                       (292)      --
   Cash dividends on common stock                                    (322)    (322)
                                                                   ------   ------
Net cash (used for) financing activities                             (621)    (296)
                                                                   ------   ------

Effect of foreign exchange rate changes
   on cash and cash equivalents                                       (23)     183
                                                                   ------   ------

Net increase in cash and cash equivalents                             282      605
Cash and cash equivalents at beginning of year                      2,950    2,021
                                                                   ------   ------
Cash and cash equivalents at end of period                         $3,232   $2,626
                                                                   ======   ======

    The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three- and six-month periods ended June 30, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2004. We reclassified certain prior period amounts to conform to the current period presentation.

     We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined "fiscal" calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three- and six-month periods ended June 30, 2004 and 2003 were July 3, 2004 and June 28, 2003, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading "Investor Relations".

     The financial information as of June 30, 2004 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2003.

NOTE 2. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. 106-2) which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The adoption of FSP No. 106-2 is not expected to have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46), which provides guidance on consolidation of variable interest entities. In December 2003, the FASB deferred the effective date of FIN 46 for certain variable interest entities (i.e., non-special purpose entities) until the first quarter of 2004. Our full adoption of the provisions of FIN 46 in the first quarter of 2004 did not have a material effect on our consolidated financial statements.

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

                                             Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                             ------------------   -----------------
                                                 2004     2003        2004     2003
                                                 ----     ----        ----     ----
Net income, as reported                         $  361   $ 319      $  656    $ 573
Deduct: Total stock-based employee
   compensation cost determined under fair
   value method for fixed stock option
   plans, net of related tax effects                (9)    (12)        (18)     (25)
                                                ------   -----      ------    -----
Pro forma net income                            $  352   $ 307      $  638    $ 548
                                                ======   =====      ======    =====

Earnings per share of common stock:
   Basic - as reported                          $ 0.42   $0.37      $ 0.76    $0.67
                                                ======   =====      ======    =====
   Basic - pro forma                            $ 0.41   $0.36      $ 0.74    $0.64
                                                ======   =====      ======    =====

Earnings per share of common stock:
   Assuming dilution - as reported              $ 0.42   $0.37      $ 0.76    $0.67
                                                ======   =====      ======    =====
   Assuming dilution - pro forma                $ 0.41   $0.36      $ 0.74    $0.64
                                                ======   =====      ======    =====

The following sets forth fair value per
   share information, including related
   assumptions, used to determine
   compensation cost consistent with the
   requirements of SFAS No. 123:

Weighted average fair value per share of
   options granted during the period
   (estimated on grant date using
   Black-Scholes option-pricing model)          $11.04   $8.12      $10.45    $8.80

Assumptions:
   Historical dividend yield                       1.7%     2.2%       2.2%     2.0%
   Historical volatility                          37.5%    46.9%      38.1%    46.7%
   Risk-free rate of return                        3.5%     2.9%       2.4%     2.9%
   Expected life (years)                           5.0      5.0        5.0      5.0

NOTE 4. A summary of repositioning and other charges follows:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                              2004    2003         2004   2003
                                              ----    ----         ----   ----
Severance                                     $ 32    $ 22         $ 47   $ 22
Asset impairments                                6      --           10     --
Exit costs                                       3       3            6      3
Reserve adjustments                            (16)    (23)         (23)   (23)
                                              ----    ----         ----   ----
   Total net repositioning charge               25       2           40      2
                                              ----    ----         ----   ----

Probable and reasonably estimable
  environmental liabilities                    161      32          191     32
Business impairment charges                     40      --           40     --
Asbestos related litigation charges, net
  of insurance                                   9      --           20     --
Write-offs of other assets                       7      --            7     --
                                              ----    ----         ----   ----

   Total net repositioning and other
      charges                                 $242    $ 34         $298   $ 34
                                              ====    ====         ====   ====

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004   2003         2004   2003
                                               ----   ----         ----   ----
Cost of goods sold                             $232    $29         $284    $29
Selling, general and administrative
   expenses                                       6      5            8      5
Equity in (income) loss of affiliated
   companies                                      4     --            6     --
                                               ----    ---         ----    ---
                                               $242    $34         $298    $34
                                               ====    ===         ====    ===

     The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004   2003         2004   2003
                                               ----   ----         ----   ----
Aerospace                                      $  3    $(2)        $  4    $(2)
Automation and Control Solutions                 --     (8)           3     (8)
Specialty Materials                              50      7           54      7
Transportation Systems                           69     --           87     --
Corporate                                       120     37          150     37
                                               ----    ---         ----    ---
                                               $242    $34         $298    $34
                                               ====    ===         ====    ===

     In the second quarter of 2004, we recognized a repositioning charge of $41 million primarily for severance costs related to workforce reductions of 761 manufacturing and administrative positions principally in our Automation and Control Solutions, Transportation Systems and Aerospace reportable segments. Also, $16 million of previously established accruals, primarily for severance, were returned to income in the second quarter of 2004, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions reportable segment.

     In the first quarter of 2004, we recognized a repositioning charge of $22 million primarily for severance costs related to workforce reductions of 587 manufacturing and administrative positions principally in our Automation and Control Solutions and Transportation Systems reportable segments. Also, $7 million of previously established accruals for severance and other exit costs were returned to income in the first quarter of 2004. Severance liabilities were reduced by $4 million mainly in our Automation and Control Solutions reportable segment due to fewer employee separations than originally planned associated with certain prior repositioning actions. Other exit costs liabilities were reduced by $3 million related primarily to excess environmental remediation reserves for a closed facility in our Specialty Materials reportable segment.

     In the second quarter of 2003, we recognized a repositioning charge of $25 million mainly for severance costs related to workforce reductions of 448 manufacturing and administrative positions principally in our Specialty Materials and Aerospace reportable segments. Also, $23 million of previously established accruals, mainly for severance, were returned to income in the second quarter of 2003, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

     The following table summarizes the status of our total repositioning costs:

                                         Severance      Asset       Exit
                                           Costs     Impairments   Costs   Total
                                         ---------   -----------   -----   -----
Balance at December 31, 2003                $171        $ --       $ 42    $213
2004 charges                                  47          10          6      63
2004 usage                                   (66)        (10)       (16)    (92)
Adjustments                                  (17)         --         (6)    (23)
                                            ----        ----       ----    ----

Balance at June 30, 2004                    $135        $ --       $ 26    $161
                                            ====        ====       ====    ====

     In the second quarter of 2004, we recognized a charge of $161 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. This charge principally relates to an increase in our estimate of design and study costs likely to be incurred during the pendency of our appeal of the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and to estimated costs related to our decision in the second quarter of 2004 to seek a potential resolution of the principal issues in dispute in such matter. See Note 13 for further discussion. We recognized an impairment charge of $40 million related principally to the write-down of property, plant and equipment of our Performance Fibers (Polyester) business in our Specialty Materials reportable segment, which was classified as assets held for disposal as of June 30, 2004. We recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge is net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery. See Note 13 for further discussion. We also recognized a charge of $7 million principally for the write-off of property, plant and equipment.

     In the first quarter of 2004, we recognized a charge of $30 million for legacy environmental matters deemed probable and reasonably estimable in the quarter, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 13 for further discussion.

     In the second quarter of 2003, we recognized a charge of $32 million for legacy environmental matters deemed probable and reasonably estimable in the quarter including the matter entitled Interfaith Community Organization, et al.
v. Honeywell International Inc., et al. See Note 13 for further discussion.

NOTE 5. In the second quarter of 2004, we sold our Security Monitoring business in our Automation and Control Solutions reportable segment for cash proceeds of approximately $315 million resulting in a pretax gain of $212 million (after-tax $115 million). The Security Monitoring business had annual sales and pretax income in 2003 of $168 and $37 million, respectively.

     In the first quarter of 2004, we sold our VCSEL Optical Products business in our Automation and Control Solutions reportable segment for cash proceeds of $74 million resulting in a pretax gain of $32 million (after-tax $14 million).

NOTE 6. The details of the earnings per share calculations for the three- and six-month periods ended June 30, 2004 and 2003 follow:

                                      Three Months 2004            Six Months 2004
                                  -------------------------   -------------------------
                                                       Per                         Per
                                           Average    Share            Average    Share
                                  Income    Shares   Amount   Income    Shares   Amount
                                  ------   -------   ------   ------   -------   ------
Net Income
----------
Earnings per share of common
   stock - basic                   $361     860.0     $0.42    $656     860.3     $0.76
Dilutive securities issuable in
   connection with stock plans                3.4                         3.4
                                   ----     -----     -----    ----     -----     -----
Earnings per share of common
   stock - assuming dilution       $361     863.4     $0.42    $656     863.7     $0.76
                                   ====     =====     =====    ====     =====     =====

                                      Three Months 2003            Six Months 2003
                                  -------------------------   -------------------------
                                                       Per                         Per
                                           Average    Share            Average    Share
                                  Income    Shares   Amount   Income    Shares   Amount
                                  ------   -------   ------   ------   -------   ------
Income Before Cumulative Effect
-------------------------------
   of Accounting Change
   --------------------
Earnings per share of common
   stock - basic                   $319     859.9     $0.37    $593     858.4     $0.69
Dilutive securities issuable in
   connection with stock plans                1.0                         0.8
                                   ----     -----     -----    ----     -----     -----
Earnings per share of common
   stock - assuming dilution       $319     860.9     $0.37    $593     859.2     $0.69
                                   ====     =====     =====    ====     =====     =====

Net Income
----------
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
                                   ====     =====     =====    ====     =====     =====

     The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and six-month periods ended June 30, 2004, the number of stock options not included in the computations were 43.5 and 40.8 million, respectively. For the three- and six-month periods ended June 30, 2003, the number of stock options not included in the computations were 43.7 and 44.3 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. Accounts, notes and other receivables consist of the following:

                                                         June 30,   December 31,
                                                           2004         2003
                                                         --------   ------------
Trade                                                     $3,398       $3,230
Other                                                        645          563
                                                          ------       ------
                                                           4,043        3,793
Less - Allowance for doubtful accounts                      (138)        (150)
                                                          ------       ------
                                                          $3,905       $3,643
                                                          ======       ======

NOTE 8. Inventories consist of the following:

                                                         June 30,   December 31,
                                                           2004         2003
                                                         --------   ------------
Raw materials                                             $  996       $  972
Work in process                                              747          802
Finished products                                          1,404        1,412
                                                          ------       ------
                                                           3,147        3,186
Less - Progress payments                                     (27)         (20)
     - Reduction to LIFO cost basis                         (117)        (126)
                                                          ------       ------
                                                          $3,003       $3,040
                                                          ======       ======

NOTE 9. The change in the carrying amount of goodwill for the six months ended June 30, 2004 by reportable segment is as follows:

                                                                                     Currency
                                                                                   Translation
                                   Dec. 31, 2003   Acquisitions   (Divestitures)    Adjustment   June 30, 2004
                                   -------------   ------------   --------------   -----------   -------------
Aerospace                              $1,641          $ 98            $ --            $ 3           $1,742
Automation and Control Solutions        2,832             1             (61)            --            2,772
Specialty Materials                       781            --              --             (1)             780
Transportation Systems                    535            --              --              8              543
                                       ------          ----            ----            ---           ------
                                       $5,789          $ 99            $(61)           $10           $5,837
                                       ======          ====            ====            ===           ======

Intangible assets are comprised of:

                                         June 30, 2004                      December 31, 2003
                              ----------------------------------   ----------------------------------
                                Gross                      Net       Gross                      Net
                              Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                               Amount    Amortization    Amount     Amount    Amortization    Amount
                              --------   ------------   --------   --------   ------------   --------
Intangible assets with
   determinable lives:
   Investments in Aerospace
      customer incentives      $  913       $(164)       $  749     $  860       $(141)      $  719
   Patents and trademarks         425        (299)          126        425        (295)         130
   Other                          397        (199)          198        398        (186)         212
                               ------       -----        ------     ------       -----       ------
                                1,735        (662)        1,073      1,683        (622)       1,061
Trademark with indefinite
   life                            46          (9)           37         46          (9)          37
                               ------       -----        ------     ------       -----       ------
                               $1,781       $(671)       $1,110     $1,729       $(631)      $1,098
                               ======       =====        ======     ======       =====       ======

     Amortization expense related to intangible assets was $40 and $31 million for the six months ended June 30, 2004 and 2003, respectively. Amortization expense related to intangible assets for 2004 to 2008 is expected to approximate $80 million each year.

     We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2004 and determined that there was no impairment as of that date.

NOTE 10. Total nonowner changes in shareowners' equity consist of the following:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004   2003         2004   2003
                                               ----   ----         ----   ----
Net income                                     $361   $319         $656   $573
Foreign exchange translation
   adjustments                                  (69)   270          (54)   363
Change in fair value of
   effective cash flow hedges                   (11)    29          (12)    57
                                               ----   ----         ----   ----
                                               $281   $618         $590   $993
                                               ====   ====         ====   ====

NOTE 11. Segment financial data follows:

                                          Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                          ------------------   -----------------
                                             2004     2003       2004      2003
                                            ------   ------    -------   -------
Net Sales
Aerospace                                   $2,453   $2,161    $ 4,757   $ 4,223
Automation and Control Solutions             1,968    1,837      3,915     3,554
Specialty Materials                            901      823      1,757     1,600
Transportation Systems                       1,065      925      2,136     1,765
Corporate                                        1        3          1         6
                                            ------   ------    -------   -------
                                            $6,388   $5,749    $12,566   $11,148
                                            ======   ======    =======   =======

Segment Profit
Aerospace                                   $  367   $  264    $   674   $   521
Automation and Control Solutions               207      187        402       384
Specialty Materials                             51       51         99        82
Transportation Systems                         150      128        293       220
Corporate                                      (38)     (34)       (77)      (66)
                                            ------   ------    -------   -------
   Total segment profit                        737      596      1,391     1,141
                                            ------   ------    -------   -------
Gain on sale of non-strategic
   businesses                                  233       31        265        31
Equity in income of
   affiliated companies                         17        6         24         4
Other income                                    18       24         28        27
Interest and other financial charges           (82)     (87)      (166)     (171)
Pension and other postretirement
   benefits (expense) (A)                     (162)     (89)      (322)     (178)
Repositioning, environmental, business
   impairment and litigation charges (A)      (238)     (34)      (292)      (34)
                                            ------   ------    -------   -------

   Income before taxes and cumulative
      effect of accounting change           $  523   $  447    $   928   $   820
                                            ======   ======    =======   =======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

NOTE 12. Net periodic pension and other postretirement benefits costs for our significant plans include the following components.

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                               2004    2003        2004    2003
                                              -----   -----       -----   -----
Pension Benefits
Service cost                                  $  60   $  60       $ 120   $ 120
Interest cost                                   189     190         378     379
Expected return on plan assets                 (261)   (257)       (523)   (513)
Amortization of transition asset                 --      (2)         --      (4)
Amortization of prior service cost                9       9          18      19
Recognition of actuarial losses                 101      43         203      85
                                              -----   -----       -----   -----
                                              $  98   $  43       $ 196   $  86
                                              =====   =====       =====   =====

                                           Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                           ------------------   ----------------
                                               2004   2003        2004   2003
                                               ----   ----        ----   ----
Other Postretirement Benefits
Service cost                                   $ 5    $ 6         $ 10   $ 12
Interest cost                                   35     37           71     73
Expected return on plan assets                  --     --           --     --
Amortization of prior service (credit)          (8)    (6)         (17)   (12)
Recognition of actuarial losses                 25     10           49     21
                                               ---    ---         ----   ----
                                               $57    $47         $113   $ 94
                                               ===    ===         ====   ====

NOTE 13. COMMITMENTS AND CONTINGENCIES

     Shareowner Litigation -- Honeywell and three of its former officers are defendants in a class action lawsuit filed in the United States District Court for the District of New Jersey. Plaintiffs allege, among other things, that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The Court has certified a class consisting of all purchasers of Honeywell stock between December 20, 1999 and June 19, 2000. On June 4, 2004 Honeywell and the lead plaintiffs agreed to a settlement of this matter which requires a payment to the class of $100 million. Honeywell's contribution to the settlement is $15 million, which amount had previously been fully reserved. Honeywell's insurance carriers will pay the remainder of the settlement. The settlement is subject to court approval and other contingencies. A court hearing on the terms of the settlement is scheduled for August 16, 2004. Although members of the class may opt out of the settlement, Honeywell believes that any such claims would be fully insured.

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

     In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the Court's determinations and has appealed the Court's decision to the Third Circuit Court of Appeals. In October 2003, the District Court denied Honeywell's motion for a stay of certain aspects of its May 2003 order, and we have appealed the ruling to the Third Circuit. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Under the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total costs of such studies and remediation do not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by the NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the Court's order. We have submitted a remedial action plan for the excavation and offsite disposal directed under the Court's order to the Special Master appointed by the Court, for which the estimated cost of implementing such plan would be approximately $316 million. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the Court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Provisions have been made in our financial statements for remedial costs consistent with the ACO, additional costs which are likely to be incurred during the pendency of our appeal and a potential resolution of the principal issues in dispute related to such matter. Such provisions do not assume excavation and offsite removal of chromium. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the Court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the Court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid. We do not expect that this matter will have a material adverse effect on our consolidated financial position.

     In accordance with a 1992 consent decree with the State of New York, Honeywell is studying environmental conditions in and around Onondaga Lake (the
Lake) in Syracuse, New York. The purpose of the study is to identify, evaluate and propose remedial measures that can be taken to remedy historic industrial contamination in the Lake. A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake. In May 2003, Honeywell submitted to the New York State Department of Environmental Conservation (DEC) a draft Feasibility Study for the Lake. In November 2003, the DEC issued formal comments on the Feasibility Study. Those comments included a request for further evaluation of remedies for the Lake. Pursuant to the consent decree, Honeywell submitted a revised Feasibility Study on May 3, 2004 (the May 2004 Feasibility Study). Provisions have been made in our financial statements based on the remedy proposed by Honeywell in the May 2004 Feasibility Study. On July 30, 2004, the DEC requested that Honeywell provide certain additional information regarding alternative remedial approaches, site modeling and other technical questions raised by DEC, and advised Honeywell that, upon receipt of such information, the May 2004 Feasibility Study would be sufficiently complete for DEC to prepare its proposed remedial action plan for the Lake. When DEC issues its proposed remedial action plan for the Lake, there will be a public comment period of at least sixty days during which time Honeywell can also submit comments. Should Honeywell be required to undertake a substantially more extensive remedy than that which we proposed in the May 2004 Feasibility Study, such outcome could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. However, we do not expect that this matter will have a material adverse effect on our consolidated financial position.

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

     As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO, except one claim which is not material as to which the stay was lifted in August 2003. Because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO. Although the stay has been extended twenty-nine times since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

     As a result of negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements with approximately 260,000 claimants, which represents in excess of 90 percent of the approximately 275,000 current claimants who are now expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. We expect the NARCO plan of reorganization and the NARCO trust to be approved by the Court in 2004. As part of its ongoing settlement negotiations, Honeywell has reached agreement in principle with the representative for future NARCO claimants to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims and recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consisted of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO's parent, net of insurance recoveries of $1.8 billion.

     The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with in excess of 90 percent of current claimants. Settlement payments with respect to current claims are expected to be made through 2007.

     The liability for future claims estimates the probable value of future asbestos related bodily injury claims asserted against NARCO through 2018 and obligations to NARCO's parent as discussed above. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Committee of Asbestos Creditors and the NARCO future claimants representative. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5. Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon historical experience with similar trusts. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust.

     Honeywell has approximately $1.4 billion in insurance limits remaining that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2004, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. This includes agreements with a substantial majority of the London-based insurance companies entered into primarily in the first quarter of 2004. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. In the second quarter of 2004, based on our ongoing evaluation of our ability to enforce our rights under the various insurance policies, we concluded that we had additional probable insurance recoveries of $47 million, net of solvency reserves, which has been reflected in insurance receivables. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

     From 1981 through June 30, 2004, we have resolved approximately 69,000 Bendix related asbestos claims including trials covering 120 plaintiffs, which resulted in 115 favorable verdicts. Trials covering five individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal and the remaining three claims were settled.

     Through the second quarter of 2002, Honeywell had no out-of-pocket costs for Bendix related asbestos claims since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs. During the first six months of 2004, those indemnity and defense costs were approximately $72 million. During the years ended December 31, 2003 and 2002, those indemnity and defense costs amounted to approximately $112 and $70 million, respectively. Approximately 50 percent of these amounts are deemed probable to be reimbursed by insurance. During the year ended December 31, 2003 Honeywell collected $90 million in insurance reimbursements and settlements related to asbestos claims. See further discussion of insurance coverage below.

       The following tables present information regarding Bendix related asbestos claims activity:

                                                                    Years Ended
                                                                    December 31,
                                               Six Months Ended   ---------------
Claims Activity                                  June 30, 2004     2003     2002
---------------                                ----------------   ------   ------
Claims Unresolved at the beginning of period        72,976        50,821   47,000
Claims Filed                                         5,999        25,765   10,000
Claims Resolved                                     (4,797)       (3,610)  (6,179)
                                                    ------        ------   ------
Claims Unresolved at the end of period              74,178        72,976   50,821
                                                    ======        ======   ======

                                                                    December 31,
                                                                  ---------------
Disease Distribution of Unresolved Claims       June 30, 2004      2003     2002
-----------------------------------------       -------------     ------   ------
Mesothelioma and Other Cancer Claims                 3,731         3,277    3,810
Other Claims                                        70,447        69,699   47,011
                                                    ------        ------   ------
   Total Claims                                     74,178        72,976   50,821
                                                    ======        ======   ======

     Approximately 30 percent of the 74,000 pending claims at June 30, 2004 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 74,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that allow for consolidated filings. In these jurisdictions, plaintiffs are permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2003, Honeywell was served with numerous complaints filed in Mississippi in advance of the January 1, 2003 effective date for tort reform in that state. Also during

2003, Honeywell experienced an increase in nonmalignancy filings that we believe were in response to the possibility of federal legislation. Based on prior experience, we anticipate that many of these claims will be placed on deferred, inactive or similar dockets or be dismissed. Honeywell has experienced average resolution values excluding legal costs for malignant claims of approximately ninety five thousand and one hundred sixty six thousand dollars in 2003 and 2002, respectively. Honeywell has experienced average resolution values excluding legal costs for nonmalignant claims of approximately three thousand five hundred and one thousand three hundred dollars in 2003 and 2002, respectively. It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

     We have accrued for the estimated cost of pending asbestos related claims. The estimate is based on the number of pending claims at June 30, 2004, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

     Honeywell presently has approximately $1.9 billion of insurance coverage remaining with respect to pending Bendix related asbestos claims as well as claims which may be filed against us in the future. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Although Honeywell has approximately $1.9 billion in insurance, there are gaps in our coverage due to insurance company insolvencies, a comprehensive policy buy-back settlement with Equitas in 2003 and certain uninsured periods. We analyzed the amount of insurance that we estimate is probable that we will recover in relation to payment of asbestos related claims and determined that approximately 50 percent of expenditures for such claims are recoverable by insurance. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, at June 30, 2004 we had amounts receivable from our insurers of approximately $300 million representing probable reimbursements associated with our liability for pending claims as well as amounts due to us for previously settled and paid claims related to the estimated liabilities for pending claims.

     Honeywell believes it has sufficient insurance coverage and reserves to cover all pending Bendix related asbestos claims. Although it is impossible to predict the outcome of pending claims or to reasonably estimate losses which could arise from future Bendix related asbestos claims, we do not believe that such claims would have a material adverse effect on our consolidated financial position in light of our insurance coverage and our prior experience in resolving such claims. If the rate and types of claims filed, the average indemnity cost of such claims and the period of time over which claim settlements are paid (collectively, the "Variable Claims Factors") do not substantially change, Honeywell would not expect future Bendix related asbestos claims to have a material adverse effect on our results of operations or operating cash flows in any fiscal year. No assurances can be given, however, that the Variable Claims Factors will not substantially change.

     Refractory and Friction Products -- NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

                                                         June 30,   December 31,
                                                           2004         2003
                                                         --------   ------------
Other current assets                                      $  145       $  130
Insurance recoveries for asbestos related liabilities      1,401        1,317
                                                          ------       ------
                                                          $1,546       $1,447
                                                          ======       ======

Accrued liabilities                                       $  756       $  730
Asbestos related liabilities                               2,096        2,279
                                                          ------       ------
                                                          $2,852       $3,009
                                                          ======       ======

     During the first six months of 2004, we paid $323 million in indemnity and defense costs related to NARCO and Bendix claims. Additionally, we recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge is net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery.

     We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy or our asbestos liabilities and related insurance recoveries.

     Warranties and Guarantees - As disclosed in Note 21 to our consolidated financial statements in our 2003 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. As of June 30, 2004, there has been no material change to these guarantees.

     The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                              2004    2003
                                                             -----   -----
Beginning of period                                          $ 275    $217
Accruals for warranties/guarantees issued during the
   period                                                      126     104
Adjustments of pre-existing warranties/guarantees               (8)     11
Settlement of warranty/guarantee claims                       (116)    (80)
                                                             -----    ----
End of period                                                $ 277    $252
                                                             =====    ====

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2004, and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
July 30, 2004

----------
The "Report of Independent Registered Public Accounting Firm" included above is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in millions, except per share amounts)

A. RESULTS OF OPERATIONS - SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

Net Sales

                                                                  2004     2003
                                                                 ------   ------
Net sales                                                        $6,388   $5,749
% change compared with prior period                                  11%

     The increase in net sales in the second quarter of 2004 compared with the second quarter of 2003 is attributable to the following:

Acquisitions                                                                  1%
Divestitures                                                                 (1)
Price                                                                        --
Volume                                                                        9
Foreign Exchange                                                              2
                                                                            ---
                                                                             11%
                                                                            ===

     A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Goods Sold

                                                                 2004     2003
                                                                ------   ------
Cost of goods sold                                              $5,228   $4,514
Gross margin %                                                    18.2%    21.5%

     Gross margin decreased by 3.3 percentage points in the second quarter of 2004 compared with the second quarter of 2003 due primarily to an increase in environmental, business impairment, net repositioning and litigation charges of $203 million and higher pension and other postretirement benefits expense of $61 million.

Selling, General and Administrative Expenses

                                                                   2004   2003
                                                                  -----   -----
Selling, general and administrative expenses                      $ 823   $ 762
Percent of sales                                                   12.9%   13.3%

     Selling, general and administrative expenses increased by $61 million, or 8 percent, in the second quarter of 2004 compared with the second quarter of 2003 due primarily to an increase in selling expenses of $37 million from higher sales, and an increase in pension and other postretirement benefits expense of $12 million.

                                                                     2004   2003
                                                                     ----   ----
Pension and other postretirement benefits expense included in cost
   of goods sold and selling, general and administrative expenses    $162    $89
Increase compared with prior period                                  $ 73

     Pension expense increased by $64 million, or 149 percent, in the second quarter of 2004 compared with the second quarter of 2003 due primarily to the following:

     o A systematic recognition of higher losses resulting principally from actual plan asset returns below the expected rate of return during the period 2000 to 2002.

     o A decrease in the discount rate from 6.75 percent in 2003 to 6.00 percent in 2004.

(Gain) Loss on Sale of Non-Strategic Businesses

                                                                    2004   2003
                                                                   -----   ----
(Gain) loss on sale of non-strategic businesses                    $(233)  $(31)

     Gain on sale of non-strategic businesses of $233 million in the second quarter of 2004 represents the pretax gain of $212 million on the sale of our Security Monitoring business in our Automation and Control Solutions reportable segment and adjustments of $21 million related to businesses sold in prior periods. Gain on sale of non-strategic businesses of $31 million in the second quarter of 2003 represented the pretax gain on the sale of our Engineering Plastics business in our Specialty Materials reportable segment.

Equity in (Income) Loss of Affiliated Companies

                                                                    2004   2003
                                                                    ----   ----
Equity in (income) loss of affiliated companies                     $(17)   $(6)

     Equity income increased by $11 million in the second quarter of 2004 compared with the second quarter of 2003 due primarily to an improvement in earnings from our UOP joint venture (UOP). The current year's equity income includes a charge of $4 million related to repositioning actions at UOP.

Other (Income) Expense

                                                                    2004   2003
                                                                    ----   ----
Other (income) expense                                              $(18)  $(24)

     Other income decreased by $6 million in the second quarter of 2004 compared with the second quarter of 2003 as the prior year included a gain of $20 million related to the settlement of a patent infringement lawsuit partially offset by a decrease in foreign exchange losses of $14 million in the current quarter.

Interest and Other Financial Charges

                                                                    2004    2003
                                                                    ----    ----
Interest and other financial charges                                 $82     $87
% change compared with prior period                                   (6)%

     Interest and other financial charges decreased by 6 percent in the second quarter of 2004 compared with the second quarter of 2003 due principally to lower average debt outstanding in the current quarter.

Tax Expense

                                                                   2004    2003
                                                                  -----   -----
Tax expense                                                       $ 162   $ 128
Effective tax rate                                                 31.0%   28.6%

     The effective tax rate increased by 2.4 percentage points in the second quarter of 2004 compared with the second quarter of 2003 due principally to tax benefits associated with favorable tax audit settlements in the prior year. The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign tax planning strategies. The effective tax rate in the second quarter of 2003 also benefited from tax benefits associated with favorable tax audit settlements.

Net Income

                                                                    2004   2003
                                                                   -----   -----
Net income                                                         $ 361   $ 319
Earnings per share of common stock -- assuming dilution            $0.42   $0.37

     The increase of $0.05 per share in the second quarter of 2004 compared with the second quarter of 2003 relates primarily to an increase in segment profit from strong volume conversion across all reportable segments partially offset by higher pension and other postretirement benefits expense.

Review of Business Segments

                                                              Three Months Ended
                                                                   June 30,
                                                              ------------------
                                                                 2004     2003
                                                                ------   ------
Net Sales
Aerospace                                                       $2,453   $2,161
Automation and Control Solutions                                 1,968    1,837
Specialty Materials                                                901      823
Transportation Systems                                           1,065      925
Corporate                                                            1        3
                                                                ------   ------
                                                                $6,388   $5,749
                                                                ======   ======
Segment Profit
Aerospace                                                       $  367   $  264
Automation and Control Solutions                                   207      187
Specialty Materials                                                 51       51
Transportation Systems                                             150      128
Corporate                                                          (38)     (34)
                                                                ------   ------
   Total segment profit                                            737      596
                                                                ------   ------
Gain on sale of non-strategic businesses                           233       31
Equity in income of affiliated companies                            17        6
Other income                                                        18       24
Interest and other financial charges                               (82)     (87)
Pension and other postretirement benefits (expense) (A)           (162)     (89)
Repositioning, environmental, business impairment
  and litigation charges (A)                                      (238)     (34)
                                                                ------   ------
   Income before taxes and cumulative effect
      of accounting change                                      $  523   $  447
                                                                ======   ======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

Aerospace

                                                                  2004     2003
                                                                 ------   ------
Net sales                                                        $2,453   $2,161
% change compared with prior period                                  14%
Segment profit                                                   $  367   $  264
% change compared with prior period                                  39%

     Aerospace sales by major customer end-market for the three months ended June 30, 2004 and 2003 were as follows:

                                                      % of Aerospace   % Change
                                                          Sales         in Sales
                                                      --------------   ---------
                                                                         2004
                                                                        Versus
Customer End-Market                                    2004   2003       2003
-------------------                                    ----   ----      ------
Commercial:
   Air transport aftermarket                             22%    20%       25%
   Air transport original equipment                       9     10         2
   Regional transport aftermarket                         8      7        23
   Regional transport original equipment                  3      2        84
   Business and general aviation aftermarket              8      8        18
   Business and general aviation original equipment       7      7        28
Defense and Space:
   Defense and space aftermarket                         12     13         6
   Defense and space original equipment                  31     33         7
                                                        ---    ---
Total                                                   100%   100%       14%
                                                        ===    ===

     Aerospace sales increased by 14 percent in the second quarter of 2004 compared with the second quarter of 2003 due to higher volumes of 13 percent and an acquisition of 1 percent. Details by customer end-markets driving the increase in sales are as follows:

     o Air transport aftermarket sales improved substantially in 2004 primarily reflecting a continued increase in maintenance activity largely related to a 14 percent increase in global flying hours (driven mainly by the reintroduction of aircraft into service which were grounded as a result of the SARS epidemic and growth in low cost carriers) and an increase in upgrades and retrofits of avionics equipment (ground proximity systems) to meet new regulatory standards.

     o Regional transport aftermarket sales increased in 2004 primarily due to an increase in fleet sizes and routes of regional carriers and the introduction of the Primus Epic integrated avionics system.

     o Regional transport original equipment sales increased in 2004 largely due to increases in builds on Embraer's 170 regional jet.

     o Business and general aviation aftermarket sales were higher in 2004 as an improving economy drove increased utilization of corporate aircraft. Also, there was an increase in upgrade activity in avionics equipment (Reduced Vertical Separation Minimums (RVSM)) to meet new regulatory standards.

     o Business and general aviation original equipment sales improved in 2004 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet original equipment manufacturers.

     o Defense and space aftermarket sales were higher in 2004 driven by war-related activities resulting in increases in repair, upgrades and modifications for fixed, rotary wing and ground vehicles.

     o Defense and space original equipment sales increased in 2004 due principally to war-related activities, continued growth in precision munitions and the acquisition of Hymatic in the prior year.

     Aerospace segment profit increased by 39 percent in the second quarter of 2004 compared with the second quarter of 2003 due primarily to an increase in sales of higher margin commercial aftermarket products and services, volume growth and an increase in licensing income driven by intellectual property enforcement activities. This increase was partially offset by higher spending for information technology systems.

Automation and Control Solutions

                                                                  2004     2003
                                                                 ------   ------
Net sales                                                        $1,968   $1,837
% change compared with prior period                                   7%
Segment profit                                                   $  207   $  187
% change compared with prior period                                  11%

     Automation and Control Solutions sales increased by 7 percent in the second quarter of 2004 compared with the second quarter of 2003 due to higher volumes of 5 percent and the favorable effect of foreign exchange of 3 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 8 percent for our Automation and Control Products business driven principally by successful marketing programs and demand for new environmental controls products such as our VisionPro touch screen programmable thermostat and increased demand for our sensor products in the industrial and recreational vehicles end-markets. Sales for our Building Solutions business increased by 6 percent due primarily to installations and energy retrofit wins as we begin to see the impact of our investments in sales and marketing capacity, the favorable effect of foreign exchange and improvement in the overall economy. Sales for our Process Solutions business increased by 6 percent due primarily to improvement in industrial production and capital spending and the favorable effect of foreign exchange.

     Automation and Control Solutions segment profit increased by 11 percent in the second quarter of 2004 compared with the second quarter of 2003 due to the favorable effect of higher sales despite the increased investments in sales and marketing capacity, principally in our Building Solutions business, and the adverse impact of pricing pressures principally in our Automation and Control Products and Process Solutions businesses.

Specialty Materials

                                                                     2004   2003
                                                                    -----   ----
Net sales                                                            $901   $823
% change compared with prior period                                     9%
Segment profit                                                       $ 51   $ 51
% change compared with prior period                                    --%

     Specialty Materials sales increased by 9 percent in the second quarter of 2004 compared with the second quarter of 2003 due to higher volumes of 8 percent, the impact of higher prices of 4 percent (mainly in our Nylon System business) and the favorable effect of foreign exchange of 1 percent, partially offset by prior year divestitures, net of acquisitions, of 4 percent. Sales for our Chemicals business improved by 25 percent principally driven by continuing strong demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Performance Products business were higher by 14 percent as demand for our Spectra fiber, principally from the U.S. military, remained strong. Sales for our Electronic Materials business also increased by 14 percent driven by improvement in the semiconductor industry.

     Specialty Materials segment profit in the second quarter of 2004 was flat compared with the second quarter of 2003 due principally to higher sales volumes and price increases, offset by higher raw material costs (principally phenol resulting from increases in benzene prices).

Transportation Systems

                                                                    2004    2003
                                                                   ------   ----
Net sales                                                          $1,065   $925
% change compared with prior period                                    15%
Segment profit                                                     $  150   $128
% change compared with prior period                                    17%

     Transportation Systems sales increased by 15 percent in the second quarter of 2004 compared with the second quarter of 2003 due primarily to higher volumes of 12 percent and the favorable effect of foreign exchange of 4 percent. The increase in sales for the segment resulted principally from a 23 percent increase in sales in our Honeywell Turbo Technologies business due to a favorable sales mix and volume growth driven by increasing diesel penetration in Europe and strength in the North American truck segment, and the favorable effect of foreign exchange. Sales for our Consumer Products Group business increased by 8 percent driven by strong retail demand for our high-end products and recent introductions of new Autolite, FRAM and Prestone products. Sales for our Friction Materials business improved by 6 percent principally due to the favorable effect of foreign exchange.

     Transportation Systems segment profit increased by 17 percent in the second quarter of 2004 compared with the second quarter of 2003 due primarily to the effect of favorable sales mix and volume growth in our Honeywell Turbo Technologies business.

B.   RESULTS OF OPERATIONS - SIX MONTHS 2004 COMPARED WITH SIX MONTHS 2003

Net Sales

                                                                 2004     2003
                                                               -------   -------
Net sales                                                      $12,566   $11,148
% change compared with prior period                                 13%

     The increase in net sales in the first six months of 2004 compared with the first six months of 2003 is attributable to the following:

Acquisitions                                                                  2%
Divestitures                                                                 (2)
Price                                                                        --
Volume                                                                       10
Foreign Exchange                                                              3
                                                                            ---
                                                                             13%
                                                                            ===

     We estimate that approximately 2 percentage points of the increase in sales volume (both on a consolidated basis and for each reportable segment) in the first six months of 2004 compared with the first six months of 2003 relates to additional reporting days in the current period's first quarter resulting from our normal quarterly closing practice. See Note 1 of Notes to Financial Statements for further discussion. A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Goods Sold

                                                                2004      2003
                                                              --------   -------
Cost of goods sold                                            $10,158    $8,754
Gross margin %                                                   19.2%     21.5%

     Gross margin decreased by 2.3 percentage points in the first six months of 2004 compared with the first six months of 2003 due primarily to an increase in net repositioning, environmental, business impairment and litigation charges of $255 million and higher pension and other postretirement benefits expense of $121 million.

Selling, General and Administrative Expenses

                                                                 2004     2003
                                                                ------   -------
Selling, general and administrative expenses                    $1,631   $1,465
Percent of sales                                                  13.0%    13.1%

     Selling, general and administrative expenses increased by $166 million, or 11 percent, in the first six months of 2004 compared with the first six months of 2003 due primarily to an increase in selling expenses of $95 million from higher sales, and an increase in pension and other postretirement benefits expense of $23 million.

                                                                     2004   2003
                                                                     ----   ----
Pension and other postretirement benefits expense included
   in cost of goods sold and selling, general and
   administrative expenses                                           $322   $178
Increase compared with prior period                                  $144

     Pension expense increased by $126 million, or 147 percent, in the first six months of 2004 compared with the first six months of 2003 due primarily to the following:

     o A systematic recognition of higher losses resulting principally from actual plan asset returns below the expected rate of return during the period 2000 to 2002.

     o A decrease in the discount rate from 6.75 percent in 2003 to 6.00 percent in 2004.

(Gain) Loss on Sale of Non-Strategic Businesses

                                                                    2004   2003
                                                                   -----   ----
(Gain) loss on sale of non-strategic businesses                    $(265)  $(31)

     Gain on sale of non-strategic businesses of $265 million in the first six months of 2004 represents the pretax gains on the sales of our Security Monitoring and VCSEL Optical Products businesses in our Automation and Control Solutions reportable segment of $212 and $32 million, respectively, and adjustments of $21 million related to businesses sold in prior periods. Gain on sale of non-strategic businesses of $31 million in the first six months of 2003 represented the pretax gain on the sale of our Engineering Plastics business in our Specialty Materials reportable segment.

Equity in (Income) Loss of Affiliated Companies

                                                                    2004   2003
                                                                    ----   ----
Equity in (income) loss of affiliated companies                     $(24)   $(4)

     Equity income increased by $20 million in the first six months of 2004 compared with the first six months of 2003 due primarily to an improvement in earnings from UOP. The current year's equity income includes a charge of $6 million related to repositioning actions at UOP.

Other (Income) Expense

                                                                    2004   2003
                                                                    ----   -----
Other (income) expense                                              $(28)  $(27)

     Other income increased by $1 million in the first six months of 2004 compared with the first six months of 2003 due primarily to a decrease in foreign exchange losses of $25 million in the current period offset by the inclusion of a gain of $20 million in the prior year related to the settlement of a patent infringement lawsuit.

Tax Expense

                                                                   2004    2003
                                                                  -----    -----
Tax expense                                                       $ 272   $ 227
Effective tax rate                                                 29.3%   27.7%

     The effective tax rate increased by 1.6 percentage points in the first six months of 2004 compared with the first six months of 2003 due principally to tax benefits associated with favorable tax audit settlements in the prior year. The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign tax planning strategies. The effective tax rate in the first six months of 2003 also benefited from tax benefits associated with favorable tax audit settlements.

Net Income

                                                                   2004    2003
                                                                  -----    -----
Net income                                                        $ 656    $ 573
Earnings per share of common stock-- assuming
   dilution                                                       $0.76    $0.67

     The increase of $0.09 per share in the first six months of 2004 compared with the first six months of 2003 relates primarily to an increase in segment profit from strong volume conversion across all reportable segments partially offset by higher pension and other postretirement benefits expense.

Review of Business Segments

                                                              Six Months Ended
                                                                   June 30,
                                                              -----------------
                                                                2004      2003
                                                              -------   -------
Net Sales
Aerospace                                                     $ 4,757   $ 4,223
Automation and Control Solutions                                3,915     3,554
Specialty Materials                                             1,757     1,600
Transportation Systems                                          2,136     1,765
Corporate                                                           1         6
                                                              -------   -------
                                                              $12,566   $11,148
                                                              =======   =======
Segment Profit
Aerospace                                                     $   674   $   521
Automation and Control Solutions                                  402       384
Specialty Materials                                                99        82
Transportation Systems                                            293       220
Corporate                                                         (77)      (66)
                                                              -------   -------
   Total segment profit                                         1,391     1,141
                                                              -------   -------
Gain on sale of non-strategic businesses                          265        31
Equity in income of affiliated companies                           24         4
Other income                                                       28        27
Interest and other financial charges                             (166)     (171)
Pension and other postretirement benefits (expense) (A)          (322)     (178)
Repositioning, environmental, business impairment
   and litigation charges (A)                                    (292)      (34)
                                                              -------   -------

   Income before taxes and cumulative effect
      of accounting change                                    $   928   $   820
                                                              =======   =======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

Aerospace

                                                                2004       2003
                                                               ------     ------
Net sales                                                      $4,757     $4,223
% change compared with prior period                                13%
Segment profit                                                 $  674     $  521
% change compared with prior period                                29%

     Aerospace sales by major customer end-market for the six months ended June 30, 2004 and 2003 were as follows:

                                                      % of Aerospace   % Change in
                                                           Sales          Sales
                                                      --------------   -----------
                                                                           2004
                                                                          Versus
Customer End-Market                                     2004   2003        2003
-------------------                                     ----   ----       ------
Commercial:
   Air transport aftermarket                             22%    21%         20%
   Air transport original equipment                       9     10           5
   Regional transport aftermarket                         8      8          18
   Regional transport original equipment                  3      2          48
   Business and general aviation aftermarket              8      8          19
   Business and general aviation original equipment       7      7          20
Defense and Space:
   Defense and space aftermarket                         12     12          11
   Defense and space original equipment                  31     32           8
                                                        ---    ---
Total                                                   100%   100%         13%
                                                        ===    ===

     Aerospace sales increased by 13 percent in the first six months of 2004 compared with the first six months of 2003 due to higher volumes of 12 percent (including the impact of additional reporting days in the period) and an acquisition of 1 percent. Details by customer end-markets driving the increase in sales are as follows:

     o Air transport aftermarket sales improved substantially in 2004 primarily reflecting a continued increase in maintenance activity largely related to a 10 percent increase in global flying hours (driven mainly by the reintroduction of aircraft into service which were grounded as a result of the SARS epidemic and growth in low cost carriers) and an increase in upgrades and retrofits of avionics equipment (ground proximity systems) to meet new regulatory standards.

     o Air transport original equipment (OE) sales increased in 2004 primarily reflecting the timing of certain product deliveries. Overall, aircraft deliveries by our OE customers (primarily Airbus and Boeing) were slightly higher compared with the prior period.

     o Regional transport aftermarket sales increased in 2004 due primarily to an increase in fleet sizes and routes of regional carriers and the introduction of the Primus Epic integrated avionics system.

     o Regional transport original equipment sales increased in 2004 largely due to increases in builds on Embraer's 170 regional jet.

     o Business and general aviation aftermarket sales were higher in 2004 as an improving economy drove increased utilization of corporate aircraft. Also, there was an increase in upgrade activity in avionics equipment (RVSM) to meet new regulatory standards.

     o Business and general aviation original equipment sales improved in 2004 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet original equipment manufacturers.

     o Defense and space aftermarket sales were higher in 2004 driven by war-related activities resulting in increases in repair, upgrades and modifications for fixed, rotary wing and ground vehicles.

     o Defense and space original equipment sales increased in 2004 due principally to war-related activities and continued growth in precision munitions.

     Aerospace segment profit increased by 29 percent in the first six months of 2004 compared with the first six months of 2003 due primarily to an increase in sales of higher margin commercial aftermarket products and services and volume growth. This increase was partially offset by an increase in spending for information technology systems and higher development expense associated with new programs.

Automation and Control Solutions

                                                                  2004     2003
                                                                 ------   ------
Net sales                                                        $3,915   $3,554
% change compared with prior period                                  10%
Segment profit                                                   $  402   $  384
% change compared with prior period                                   5%

     Automation and Control Solutions sales increased by 10 percent in the first six months of 2004 compared with the first six months of 2003 due to higher volumes of 6 percent (including the impact of additional reporting days in the current period), the favorable effect of foreign exchange of 4 percent and acquisitions, net of divestitures, of 1 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 11 percent for our Automation and Control Products business due principally to strong sales of fire solutions, environmental controls and sensor products and the favorable effect of foreign exchange. Sales for our Building Solutions business increased by 11 percent due primarily to the favorable effect of foreign exchange, improvement in the overall economy and the impact of investments in sales and marketing capacity. Sales for our Process Solutions business increased by 7 percent due primarily to the favorable effect of foreign exchange and improvement in industrial production and capital spending.

     Automation and Control Solutions segment profit increased by 5 percent in the first six months of 2004 compared with the first six months of 2003 due to the favorable impact of higher sales across all businesses despite increased investments in sales and marketing capacity, principally in our Building Solutions business, and the adverse impact of pricing pressures principally in our Automation and Control Products and Process Solutions businesses.

Specialty Materials

                                                                  2004     2003
                                                                 ------   ------
Net sales                                                        $1,757   $1,600
% change compared with prior period                                  10%
Segment profit                                                   $   99   $   82
% change compared with prior period                                  21%

     Specialty Materials sales increased by 10 percent in the first six months of 2004 compared with the first six months of 2003 due to higher volumes of 8 percent (including the impact of additional reporting days in the current period), the impact of higher prices of 3 percent (mainly in our Nylon System business) and the favorable effect of foreign exchange of 2 percent, partially offset by prior year divestitures, net of acquisitions, of 3 percent. Sales for our Chemicals business improved by 23 percent principally driven by continuing strong demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Electronic Materials business increased by 20 percent driven by improvement in the semiconductor industry. Sales for our Performance Products business were also higher by 15 percent due to strong demand for our Spectra fiber, principally from the U.S. military.

     Specialty Materials segment profit increased by 21 percent in the first six months of 2004 compared with the first six months of 2003 due principally to higher sales volumes and price increases, partially offset by higher raw material costs (principally phenol resulting from increases in benzene prices) mainly in our Nylon System business. The Nylon System business did not perform in accordance with our operating plan in the first six months of 2004. Honeywell continues to evaluate strategic alternatives to maximize the value of this business.

Transportation Systems

                                                                  2004     2003
                                                                 ------   ------
Net sales                                                        $2,136   $1,765
% change compared with prior period                                  21%
Segment profit                                                   $  293   $  220
% change compared with prior period                                  33%

     Transportation Systems sales increased by 21 percent in the first six months of 2004 compared with the first six months of 2003 due primarily to higher volumes of 15 percent (including the impact of additional reporting days in the current period) and the favorable effect of foreign exchange of 7 percent. The increase in sales for the segment resulted principally from a 30 percent increase in sales in our Honeywell Turbo Technologies business due to a favorable sales mix and volume growth driven by increasing diesel penetration in Europe and strength in the North American truck segment, and the favorable effect of foreign exchange. Sales for our Consumer Products Group business increased by 10 percent driven by strong retail demand for our high-end products and recent introductions of new Autolite, FRAM and Prestone products and the favorable effect of foreign exchange. Sales for our Friction Materials business increased by 12 percent largely due to the favorable effect of foreign exchange.

     Transportation Systems segment profit increased by 33 percent in the first six months of 2004 compared with the first six months of 2003 due primarily to the effect of favorable sales mix and volume growth in our Honeywell Turbo Technologies business.

Repositioning and Other Charges

     A summary of repositioning and other charges follows:

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                               ------------------   ----------------
                                                   2004   2003         2004   2003
                                                   ----   ----         ----   ----
Severance                                          $ 32   $ 22         $ 47   $ 22
Asset impairments                                     6     --           10     --
Exit costs                                            3      3            6      3
Reserve adjustments                                 (16)   (23)         (23)   (23)
                                                   ----   ----         ----   ----
   Total net repositioning charge                    25      2           40      2
                                                   ----   ----         ----   ----

Probable and reasonably estimable
   environmental liabilities                        161     32          191     32
Business impairment charges                          40     --           40     --
Asbestos related litigation charges, net
   of insurance                                       9     --           20     --
Write-offs of other assets                            7     --            7     --
                                                   ----   ----         ----   ----
   Total net repositioning and other charges       $242   $ 34         $298   $ 34
                                                   ====   ====         ====   ====

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                               ------------------   ----------------
                                                   2004   2003         2004   2003
                                                   ----   ----         ----   ----
Cost of goods sold                                 $232    $29         $284    $29
Selling, general and administrative
   expenses                                           6      5            8      5
Equity in (income) loss of affiliated
   companies                                          4     --            6     --
                                                   ----    ---         ----    ---
                                                   $242    $34         $298    $34
                                                   ====    ===         ====    ===

     The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                               ------------------   ----------------
                                                   2004   2003         2004   2003
                                                   ----   ----         ----   ----
Aerospace                                          $  3    $(2)        $  4    $(2)
Automation and Control Solutions                     --     (8)           3     (8)
Specialty Materials                                  50      7           54      7
Transportation Systems                               69     --           87     --
Corporate                                           120     37          150     37
                                                   ----    ---         ----    ---
                                                   $242    $34         $298    $34
                                                   ====    ===         ====    ===

     In the second quarter of 2004, we recognized a repositioning charge of $41 million primarily for severance costs related to workforce reductions of 761 manufacturing and administrative positions principally in our Automation and Control Solutions, Transportation Systems and Aerospace reportable segments. Also, $16 million of previously established accruals, primarily for severance, were returned to income in the second quarter of 2004, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions reportable segment.

     In the first quarter of 2004, we recognized a repositioning charge of $22 million primarily for severance costs related to workforce reductions of 587 manufacturing and administrative positions principally in our Automation and Control Solutions and Transportation Systems reportable segments. Also, $7 million of previously established accruals for severance and other exit costs were returned to income in the first quarter of 2004. Severance liabilities were reduced by $4 million mainly in our Automation and Control Solutions reportable segment due to fewer employee separations than originally planned associated with certain prior repositioning actions. Other exit costs liabilities were reduced by $3 million related primarily to excess environmental remediation reserves for a closed facility in our Specialty Materials reportable segment.

     In the second quarter of 2003, we recognized a repositioning charge of $25 million mainly for severance costs related to workforce reductions of 448 manufacturing and administrative positions principally in our Specialty Materials and Aerospace reportable segments. Also, $23 million of previously established accruals, mainly for severance, were returned to income in the second quarter of 2003, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

     The 2003 and 2004 repositioning actions will generate incremental pretax savings of approximately $85 million in 2004 compared with 2003 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $82 million in the six months ended June 30, 2004 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute the remaining repositioning actions will approximate $200 million in 2004 and will be funded primarily though operating cash flows.

     In the second quarter of 2004, we recognized a charge of $161 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. This charge principally relates to an increase in our estimate of design and study costs likely to be incurred during the pendency of our appeal of the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and to estimated costs related to our decision in the second quarter of 2004 to seek a potential resolution of the principal issues in dispute in such matter. See Note 13 for further discussion. We recognized an impairment charge of $40 million related principally to the write-down of property, plant and equipment of our Performance Fibers (Polyester) business in our Specialty Materials reportable segment, which was classified as assets held for disposal as of June 30, 2004. We recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge is net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery. See Note 13 for further discussion. We also recognized a charge of $7 million principally for the write-off of property, plant and equipment.

     In the first quarter of 2004, we recognized a charge of $30 million for legacy environmental matters deemed probable and reasonably estimable in the quarter, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 13 for further discussion.

     In the second quarter of 2003, we recognized a charge of $32 million for legacy environmental matters deemed probable and reasonably estimable in the quarter including the matter entitled Interfaith Community Organization, et al.
v. Honeywell International Inc., et al. See Note 13 for further discussion.

C.   LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

     Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003, are summarized as follows:

                                                                  2004    2003
                                                                 -----   ------
Cash provided by (used for):
   Operating activities                                          $ 842   $1,026
   Investing activities                                             84     (308)
   Financing activities                                           (621)    (296)
   Effect of exchange rate changes on cash                         (23)     183
                                                                 -----   ------
Net increase in cash and cash equivalents                        $ 282   $  605
                                                                 =====   ======

     Cash provided by operating activities decreased by $184 million during the first six months of 2004 compared with the first six months of 2003 due primarily to an increase in net asbestos related liability payments of $364 million as the prior period included $472 million in cash received from Equitas related to a comprehensive policy buy-back settlement, and an increase in working capital (receivables, inventories and accounts payable) usage of $114 million related to higher sales. This decrease in cash provided by operating activities was partially offset by increased earnings and a decrease in voluntary U.S. pension contributions of $165 million.

     We made asbestos related payments of $323 million, including legal fees, in the first six months of 2004 and expect to make additional asbestos related payments of approximately $370 million during the remainder of 2004. This estimate is based on our experience in the first six months of 2004 regarding the timing of submissions of required evidential data by plaintiff firms. We had $48 million of asbestos related insurance recoveries during the first six months of 2004. We expect to receive approximately $80 million in asbestos related insurance recoveries during the remainder of 2004. These cash flow projections are consistent with our existing asbestos reserves and anticipated insurance recoveries for asbestos related liabilities. See Note 13 of Notes to Financial Statements for further details.

     Cash provided by investing activities increased by $392 million during the first six months of 2004 compared with the first six months of 2003 due primarily to an increase in proceeds from sales of businesses of $304 million largely from the dispositions of our Security Monitoring and VCSEL Optical Products businesses in the current year. Additionally, proceeds from the maturity of investment securities were $80 million in the first six months of 2004.

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

     Cash used for financing activities increased by $325 million during the first six months of 2004 compared with the first six months of 2003 due primarily to repurchases of common stock of $292 million in connection with our stock repurchase program announced in November 2003. Total debt of $5,110 million at June 30, 2004 was $50 million, or 1 percent lower than at December 31, 2003.

Liquidity

     See our 2003 Annual Report on Form 10-K for a detailed discussion of our liquidity. As of June 30, 2004, there have been no material changes in our liquidity.

D.   OTHER MATTERS

Litigation

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See our 2003 Annual Report on Form 10-K (Item 7A). As of June 30, 2004, there has been no material change in this information.

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

     General Legal Matters

     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 13 of Notes to Financial Statements.

     Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

     Honeywell is a defendant in a lawsuit filed by the Arizona Attorney General's Office on behalf of the Arizona Department of Environmental Quality
(ADEQ). The complaint alleges various environmental violations and failure to make required disclosures. Honeywell believes that the allegations in this matter are without merit and intends to vigorously defend against this lawsuit. In any event, we do not believe that this matter could have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following table summarizes Honeywell's purchases of its common stock, par value $1 per share, for the three months ended June 30, 2004:

                      Issuer Purchases of Equity Securities

                                                    (c)                (d)
                                                   Total         Maximum Number
                                                 Number of      (or Approximate
                       (a)                        Shares        Dollar Value) of
                      Total         (b)        Purchased as      Shares that May
                    Number of     Average    Part of Publicly   Yet be Purchased
                      Shares    Price Paid    Announced Plans    Under Plans or
      Period        Purchased    per Share      or Programs         Programs
-----------------   ---------   ----------   ----------------   ----------------
April 2004            420,000     $35.03           420,000             (A)
May 2004            1,430,500     $33.54         1,430,500             (A)
June 2004                  --         --                --             (A)

(A) In November 2003 Honeywell announced its intention to repurchase sufficient outstanding shares of its common stock to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. We estimate share repurchases of approximately 10 million shares annually. We have repurchased 7,670,100 shares during the six months ended June 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See the Exhibit Index on page 42 of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30, 2004.

          1. On April 21, 2004, a report was filed which furnished, under Item 12, a press release reporting our earnings for the first quarter of 2004.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Honeywell International Inc.


Date: August 2, 2004                    By: /s/ Thomas A. Szlosek
                                            ------------------------------------
                                            Thomas A. Szlosek
                                            Vice President and Controller
                                            (on behalf of the Registrant
                                            and as the Registrant's
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                             Description
--------------                             -----------
      2          Omitted (Inapplicable)

      3(i)       Restated Certificate of Incorporation of Honeywell
                 International Inc. (incorporated by reference to Exhibit 3 (i) to Honeywell's Form 8-K filed December 3, 1999) modified by
                 Certificate of Change of Registered Agent and Registered Office filed with the Secretary of State of Delaware on June 14, 2004
                 (filed herewith)

      4          Omitted (Inapplicable)

      10.6       Supplemental Non-Qualified Savings Plan for Highly Compensated
                 Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (filed herewith)

      10.7       Honeywell International Inc. Severance Plan for Senior
                 Executives, as amended (incorporated by reference to Exhibit
                 10.7 to Honeywell's Form 10-K for the year ended December 31,
                 2003) (amendment filed herewith)

      10.8 Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, as amended and restated (filed herewith)

      10.14      Honeywell International Inc. Supplemental Executive Retirement
                 Plan for Executives in Career Band 6 and Above, as amended and restated (filed herewith)

      10.15 Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (filed herewith)

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