Form 10-Q
period 2004-09-30
HONEYWELL INTERNATIONAL INC
filed 2004-11-05
CIK 773840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              ---------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004
                                              --------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-8974
                                                --------

                          Honeywell International Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                       22-2640650
   --------------------------------                      ------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


             101 Columbia Road
       Morris Township, New Jersey                               07962
-----------------------------------------                     -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X    No
                                                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            Outstanding at
Class of Common Stock                                    September 30, 2004
---------------------                                 ------------------------
    $1 par value                                          860,167,821 shares

                          Honeywell International Inc.

                                      Index


                                                                                Page No.
                                                                                --------
Part I.   -        Financial Information
                   ---------------------

          Item 1.  Financial Statements:

                   Consolidated Statement of Operations -
                     Three and Nine Months Ended September 30, 2004 and 2003        3

                   Consolidated Balance Sheet -
                     September 30, 2004 and December 31, 2003                       4

                   Consolidated Statement of Cash Flows -
                     Nine Months Ended September 30, 2004 and 2003                  5

                   Notes to Financial Statements                                    6

                   Report of Independent Registered Public
                     Accounting Firm                                               23

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           24

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                                   42

          Item 4.  Controls and Procedures                                         43


Part II.  -        Other Information
                   -----------------

          Item 1.  Legal Proceedings                                               43

          Item 2. Changes in Securities and Use of Proceeds                        44

          Item 6. Exhibits and Reports on Form 8-K                                 44


Signatures                                                                         45


-----------

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          Honeywell International Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                ------------------         -----------------
                                                 2004        2003           2004      2003
                                                 ----        ----           ----      ----
                                                            (Dollars in millions,
                                                          except per share amounts)
Net sales                                       $6,395      $5,768         $18,961   $16,916
                                                ------      ------         -------   -------
Costs, expenses and other
  Cost of goods sold                             5,087       4,509          15,245    13,263
  Selling, general and administrative
    expenses                                       820         729           2,451     2,194
  (Gain) loss on sale of non-strategic
    businesses                                      (5)         (9)           (270)      (40)
  Equity in (income) loss of affiliated
    companies                                      (24)         (7)            (48)      (11)
  Other (income) expense                           (50)         11             (78)      (16)
  Interest and other financial charges              81          82             247       253
                                                ------      ------         -------   -------
                                                 5,909       5,315          17,547    15,643
                                                ------      ------         -------   -------

Income before taxes and cumulative
  effect of accounting change                      486         453           1,414     1,273
Tax expense                                        114         109             386       336
                                                ------      ------         -------   -------

Income before cumulative effect of
  accounting change                                372         344           1,028       937
Cumulative effect of accounting change               -           -               -       (20)
                                                ------      ------         -------   -------

Net income                                      $  372      $  344         $ 1,028   $   917
                                                ======      ======         =======   =======

Earnings per share of common stock -
  basic:
  Income before cumulative effect of
    accounting change                           $ 0.43      $ 0.40         $  1.19   $  1.09
  Cumulative effect of accounting
    change                                           -           -               -     (0.02)
                                                ------      ------         -------   -------
  Net income                                    $ 0.43      $ 0.40         $  1.19   $  1.07
                                                ======      ======         =======   =======

Earnings per share of common stock -
  assuming dilution:
  Income before cumulative effect of
    accounting change                           $ 0.43      $ 0.40         $  1.19   $  1.09
  Cumulative effect of accounting
    change                                           -           -               -     (0.02)
                                                ------      ------         -------   -------
  Net income                                    $ 0.43      $ 0.40         $  1.19   $  1.07
                                                ======      ======         =======   =======

Cash dividends per share of common
  stock                                         $.1875      $.1875         $ .5625   $ .5625
                                                ======      ======         =======   =======


     The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                    September 30,    December 31,
                                                         2004            2003
                                                    -------------    ------------
                                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and cash equivalents                            $ 3,433        $ 2,950
  Accounts, notes and other receivables                  4,074          3,643
  Inventories                                            3,074          3,040
  Deferred income taxes                                  1,231          1,526
  Other current assets                                     543            465
                                                       -------        -------
   Total current assets                                 12,355         11,624

Investments and long-term receivables                      414            569
Property, plant and equipment - net                      4,186          4,295
Goodwill                                                 5,909          5,789
Other intangible assets - net                            1,130          1,098
Insurance recoveries for asbestos
  related liabilities                                    1,436          1,317
Deferred income taxes                                      476            342
Prepaid pension benefit cost                             3,000          3,173
Other assets                                             1,082          1,107
                                                       -------        -------

   Total assets                                        $29,988        $29,314
                                                       =======        =======

LIABILITIES
Current liabilities:
  Accounts payable                                     $ 2,346        $ 2,240
  Short-term borrowings                                     33            152
  Commercial paper                                          20              -
  Current maturities of long-term debt                     145             47
  Accrued liabilities                                    4,686          4,314
                                                       -------        -------
   Total current liabilities                             7,230          6,753

Long-term debt                                           4,839          4,961
Deferred income taxes                                      358            316
Postretirement benefit obligations
  other than pensions                                    1,697          1,683
Asbestos related liabilities                             2,067          2,279
Other liabilities                                        2,592          2,593

SHAREOWNERS' EQUITY
Capital - common stock issued                              958            958
        - additional paid-in capital                     3,568          3,486
Common stock held in treasury, at cost                  (3,828)        (3,655)
Accumulated other nonowner changes                        (167)          (189)
Retained earnings                                       10,674         10,129
                                                       -------        -------
   Total shareowners' equity                            11,205         10,729
                                                       -------        -------

   Total liabilities and shareowners' equity           $29,988        $29,314
                                                       =======        =======


The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 -----------------
                                                                 2004         2003
                                                                 ----         ----
                                                               (Dollars in millions)
Cash flows from operating activities:
  Net income                                                    $1,028       $  917
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of accounting change                           -           20
    (Gain) loss on sale of non-strategic businesses               (270)         (40)
    Repositioning, environmental, litigation and
     business impairment charges                                   399           64
    Severance and exit cost payments                              (123)        (147)
    Environmental and non-asbestos litigation payments            (131)         (59)
    Asbestos related liability payments                           (424)        (467)
    Insurance receipts for asbestos related liabilities             61          477
    Depreciation                                                   428          437
    Undistributed earnings of equity affiliates                    (53)         (11)
    Deferred income taxes                                          152          355
    Pension and other postretirement benefits expense              482          247
    Pension contributions - U.S. Plans                             (10)        (170)
    Other postretirement benefit payments                         (152)        (143)
    Other                                                          (36)         (87)
    Changes in assets and liabilities, net of the effects
     of acquisitions and divestitures:
       Accounts, notes and other receivables                      (318)         (72)
       Inventories                                                 (42)          17
       Other current assets                                          1          (21)
       Accounts payable                                            186          118
       Accrued liabilities                                         309          261
                                                                ------       ------
Net cash provided by operating activities                        1,487        1,696
                                                                ------       ------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                  (403)        (407)
  Proceeds from disposals of property, plant and equipment          12           13
  Decrease in investments                                           80            -
  Cash paid for acquisitions                                      (220)        (124)
  Proceeds from sales of businesses                                391          137
                                                                ------       ------
Net cash (used for) investing activities                          (140)        (381)
                                                                ------       ------

Cash flows from financing activities:
  Net increase (decrease) in commercial paper                       20         (201)
  Net (decrease) increase in short-term borrowings                (126)          81
  Proceeds from issuance of common stock                            62           39
  Payments of long-term debt                                       (23)         (81)
  Repurchases of common stock                                     (342)           -
  Cash dividends on common stock                                  (483)        (483)
                                                                ------       ------
Net cash (used for) financing activities                          (892)        (645)
                                                                ------       ------

Effect of foreign exchange rate changes
  on cash and cash equivalents                                      28          179
                                                                ------       ------

Net increase in cash and cash equivalents                          483          849
Cash and cash equivalents at beginning of year                   2,950        2,021
                                                                ------       ------
Cash and cash equivalents at end of period                      $3,433       $2,870
                                                                ======       ======

     The Notes to Financial Statements are an integral part of this statement.

                          Honeywell International Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three- and nine-month periods ended September 30, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2004. We reclassified certain prior period amounts to conform to the current period presentation.

         We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined "fiscal" calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three- and nine-month periods ended September 30, 2004 and 2003 were October 2, 2004 and September 27, 2003, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading "Investor Relations".

         The financial information as of September 30, 2004 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2003.

NOTE 2. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. 106-2) which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. We have determined that the enactment of the Act does not have a material impact on our accumulated postretirement benefit obligation and, therefore, is not a "significant event" as defined in FSP No. 106-2 for our postretirement health care plans. Accordingly, as permitted, we will defer adoption of FSP No. 106-2 until December 31, 2004. Such adoption is not expected to have a material effect on our consolidated financial statements.

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

         On January 1, 2003, in connection with our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", we recorded an increase in net property, plant and equipment of $16 million and recognized an asset retirement obligation of $47 million primarily related to costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials reportable segment. This resulted in the recognition of a non-cash charge of $31 million ($20 million after-tax, or $0.02 per share) that was reported as a cumulative effect of an accounting change.

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


                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                September 30,
                                                                         ------------------            ---------------
                                                                      2004            2003          2004          2003
                                                                      ----            ----          ----          ----
Net income, as reported                                              $ 372           $ 344        $1,028         $ 917
Deduct: Total stock-based employee
   compensation cost determined under fair
   value method for fixed stock option
   plans, net of related tax effects                                   (13)            (12)          (31)          (37)
                                                                     -----           -----         -----         -----
Pro forma net income                                                 $ 359           $ 332         $ 997         $ 880
                                                                     =====           =====         =====         =====

Earnings per share of common stock:
   Basic - as reported                                               $0.43           $0.40         $1.19         $1.07
                                                                     =====           =====         =====         =====
   Basic - pro forma                                                 $0.42           $0.38         $1.16         $1.02
                                                                     =====           =====         =====         =====

Earnings per share of common stock:
   Assuming dilution - as reported                                   $0.43           $0.40         $1.19         $1.07
                                                                     =====           =====         =====         =====
   Assuming dilution - pro forma                                     $0.42           $0.38         $1.16         $1.02
                                                                     =====           =====         =====         =====

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Weighted average fair value per share of
   options granted during the period
   (estimated on grant date using
   Black-Scholes option-pricing model)                              $12.17              -         $10.71         $8.80

Assumptions:
   Historical dividend yield                                           1.4%             -            2.1%          2.0%
   Historical volatility                                              37.0%             -           37.9%         46.7%
   Risk-free rate of return                                            3.6%             -            2.8%          2.9%
   Expected life (years)                                               5.0              -            5.0           5.0

NOTE 4. A summary of repositioning and other charges follows:

                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                       ------------------            ---------------
                                                                       2004          2003           2004           2003
                                                                       ----          ----           ----           ----
Severance                                                              $ 31          $  9           $ 78          $ 31
Asset impairments                                                         7             2             17             2
Exit costs                                                                2             1              8             4
Reserve adjustments                                                      (3)          (14)           (26)          (37)
                                                                       ----          -----          ----          -----
  Total net repositioning charge                                         37            (2)            77             -
                                                                       ----          -----          ----          ----

Other probable and reasonably estimable
  legal and environmental liabilities                                    39            28            230            60
Business impairment charges                                               -             -             40             -
Investment impairment charges                                             -             2              -             2
Asbestos related litigation charges, net
  of insurance                                                           24             -             44             -
Write-offs of other assets                                                1             2              8             2
                                                                       ----          ----           ----          ----

  Total net repositioning and other charges                            $101          $ 30           $399         $  64
                                                                       ====          ====           ====         =====


         The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

                                                                       Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                       ------------------               ---------------
                                                                       2004            2003           2004            2003
                                                                       ----            ----           ----            ----
Cost of goods sold                                                     $100            $ 26           $384            $ 55
Selling, general and administrative
  expenses                                                                1               2              9               7
Equity in (income) loss of affiliated
  companies                                                               -               2              6               2
                                                                       ----            ----           ----            ----
                                                                       $101            $ 30           $399            $ 64
                                                                       =====           ====           =====           ====

         The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                 September 30,
                                                                      --------------------           -----------------
                                                                      2004            2003           2004         2003
                                                                      ----            ----           ----         ----
Aerospace                                                             $  -            $  -           $  4         $ (2)
Automation and Control Solutions                                        24              (8)            27          (16)
Specialty Materials                                                     24               5             78           12
Transportation Systems                                                  27               3            114            3
Corporate                                                               26              30            176           67
                                                                      ----            ----           ----         ----
                                                                      $101            $ 30           $399         $ 64
                                                                      =====           ====           =====        ====

         In the third quarter of 2004, we recognized a repositioning charge of $40 million primarily for severance costs related to workforce reductions of 866 manufacturing and administrative positions principally in our Specialty Materials and Automation and Control Solutions reportable segments. Also, $3 million of previously established accruals for severance were returned to income in the third quarter of 2004, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions and Corporate reportable segments.

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

         In the third quarter of 2003, we recognized a repositioning charge of $12 million mainly for severance costs related to workforce reductions of 141 manufacturing and administrative positions principally in our Aerospace and Specialty Materials reportable segments. Also, $14 million of previously established accruals, mainly for severance, were returned to income in the third quarter of 2003, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

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

         The following table summarizes the status of our total repositioning costs:

                                               Severance          Asset            Exit
                                                 Costs         Impairments         Costs          Total
                                                 -----         -----------         -----          -----
    Balance at December 31, 2003                  $171             $ -              $ 42          $213
    2004 charges                                    78              17                 8           103
    2004 usage                                    (104)            (17)              (19)         (140)
    Adjustments                                    (20)              -                (6)          (26)
                                                  ----             ---              ----          ----
    Balance at September 30, 2004                 $125             $ -              $ 25          $150
                                                  ====             ===              ====          ====

         In the third quarter of 2004, we recognized a charge of $24 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2004, net of probable Bendix related insurance recoveries. See Note 13 for further discussion. We recognized a charge of $25 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. We recognized a charge of $14 million for legal settlements primarily related to property damage claims in our Automation and Control Solutions reportable segment. We also recognized a charge of $1 million for the write-off of property, plant and equipment.

         In the second quarter of 2004, we recognized a charge of $161 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. This charge principally related to an increase in our estimate of design and study costs likely to be incurred during the pendency of our appeal of the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and to estimated costs related to our decision in the second quarter of 2004 to seek a potential resolution of the principal issues in dispute in such matter. See Note 13 for further discussion. We recognized an impairment charge of $40 million related principally to the write-down of property, plant and equipment of our Performance Fibers (Polyester) business in our Specialty Materials reportable segment, which was classified as assets held for disposal as of June 30, 2004. We recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge was net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery. See Note 13 for further discussion. We also recognized a charge of $7 million principally for the write-off of property, plant and equipment.

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

         In the third quarter of 2003, we recognized a charge of $28 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. We also recognized a charge of $4 million in our Specialty Materials reportable segment including a loss on sale of an investment owned by an equity investee.

         In the second quarter of 2003, we recognized a charge of $32 million for legacy environmental matters deemed probable and reasonably estimable in the quarter including the matter entitled Interfaith Community Organization, et al.
v. Honeywell International Inc., et al. See Note 13 for further discussion.

NOTE 5. In the third quarter of 2004, we recognized a pretax gain of $5 million (after-tax $3 million) for post-closing adjustments related to the divestitures of our Security Monitoring and VCSEL Optical Products businesses in prior quarters in 2004.

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

     In the second quarter of 2003, we sold Specialty Materials' Engineering Plastics business to BASF in exchange for BASF's nylon fiber business and $90 million in cash. The sale of the Engineering Plastics business resulted in a pretax gain of $31 million, after-tax $9 million, including the tax benefits associated with prior capital losses.

NOTE 6. The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 2004 and 2003 follow:

                                                          Three Months 2004                       Nine Months 2004
                                                     ---------------------------            ----------------------
                                                                             Per                                      Per
                                                              Average       Share                     Average        Share
                                                  Income      Shares        Amount       Income        Shares        Amount
                                                  ------      ------        ------       ------        ------        ------
Net Income
----------
Earnings per share of common
  stock - basic                                    $372        860.6        $0.43        $1,028        860.4         $1.19
                                                   ====                     =====        ======                      =====
Dilutive securities issuable in
  connection with stock plans                                    3.7                                     3.4
                                                                 ---                                     ---
Earnings per share of common
  stock - assuming dilution                        $372        864.3        $0.43        $1,028        863.8         $1.19
                                                   ====        =====        =====        ======        =====         =====

                                                          Three Months 2003                       Nine Months 2003
                                                     ---------------------------            ----------------------
                                                                             Per                                      Per
                                                              Average       Share                     Average        Share
                                                  Income      Shares        Amount       Income        Shares        Amount
                                                  ------      ------        ------       ------        ------        ------
Income Before Cumulative Effect
   of Accounting Change
-------------------------------
Earnings per share of common
  stock - basic                                    $344        862.0        $0.40         $937         859.6         $1.09
                                                   ====                     =====         ====                       =====
Dilutive securities issuable
  in connection with stock plans                                2.6                                      1.1
                                                                ----                                     ---
Earnings per share of common
  stock - assuming dilution                        $344        864.6        $0.40         $937         860.7         $1.09
                                                   ====        =====        =====         ====         =====         =====

Net Income
----------
Earnings per share of common
  stock - basic                                    $344        862.0        $0.40         $917         859.6         $1.07
                                                   ====                     =====         ====                       =====
Dilutive securities issuable
  in connection with stock plans                                2.6                                      1.1
                                                                ----                                     ---
Earnings per share of common
  stock - assuming dilution                        $344        864.6        $0.40         $917         860.7         $1.07
                                                   ====        =====        =====         ====         =====         =====

         The diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 2004, the number of stock options not included in the computations were 32.4 and 41.4 million, respectively. For the three- and nine-month periods ended September 30, 2003, the number of stock options not included in the computations were 40.9 and 42.3 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. Accounts, notes and other receivables consist of the following:

                                                                September 30,          December 31,
                                                                    2004                   2003
                                                                -------------          ------------
               Trade                                              $3,558                  $3,230
               Other                                                 657                     563
                                                                  ------                  ------
                                                                   4,215                   3,793
               Less - Allowance for doubtful accounts               (141)                   (150)
                                                                  ------                  ------
                                                                  $4,074                  $3,643
                                                                  ======                  ======


NOTE 8. Inventories consist of the following:

                                                                September 30,          December 31,
                                                                    2004                   2003
                                                                -------------          ------------
               Raw materials                                      $1,123                 $  972
               Work in process                                       788                    802
               Finished products                                   1,302                  1,412
                                                                  ------                 ------
                                                                   3,213                  3,186
               Less - Progress payments                              (22)                   (20)
                    - Reduction to LIFO cost basis                  (117)                  (126)
                                                                  ------                 ------
                                                                  $3,074                 $3,040
                                                                  ======                 ======

NOTE 9. The change in the carrying amount of goodwill for the nine months ended September 30, 2004 by reportable segment is as follows:


                                                                                           Currency
                                                                                          Translation
                                  Dec. 31, 2003     Acquisitions      (Divestitures)       Adjustment    Sept 30, 2004
                                  -------------     ------------      --------------      -----------    -------------
Aerospace                             $1,641          $ 98                $  -                $ 3            $1,742
Automation and
  Control Solutions                    2,832            71                 (61)                 4             2,846
Specialty Materials                      781            (4)                  -                  1               778
Transportation Systems                   535             -                   -                  8               543
                                      ------          ----                ----                ---            ------
                                      $5,789          $165                $(61)               $16            $5,909
                                      ======          ====                ====                ===            ======


Intangible assets are comprised of:


                                              September 30, 2004                          December 31, 2003
                                    ------------------------------------------   --------------------------------------
                                       Gross                           Net        Gross                           Net
                                     Carrying      Accumulated       Carrying    Carrying     Accumulated       Carrying
                                      Amount       Amortization       Amount      Amount      Amortization       Amount
                                      ------       ------------       ------      ------      ------------       ------
Intangible assets with
   determinable lives:
  Investments in Aerospace
    customer incentives               $  934         $(177)           $  757      $  860        $(141)          $  719
  Patents and trademarks                 444          (307)              137         425         (295)             130
  Other                                  405          (206)              199         398         (186)             212
                                      ------         ------           ------      ------        ------          ------
                                       1,783          (690)            1,093       1,683         (622)           1,061
Trademark with indefinite
   life                                   46            (9)               37          46           (9)              37
                                      ------         ------           ------      ------        ------          ------
                                      $1,829         $(699)           $1,130      $1,729        $(631)          $1,098
                                      ======         ======           ======      ======        ======          ======

         Amortization expense related to intangible assets was $66 and $48 million for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense related to intangible assets for 2004 to 2008 is expected to approximate $85 million each year.

         We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2004 and determined that there was no impairment as of that date.

NOTE 10. Total nonowner changes in shareowners' equity consist of the following:


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                            -------------------           ---------------------
                                                            2004           2003           2004             2003
                                                            ----           ----           ----             ----
Net income                                                  $372           $344          $1,028          $  917
Foreign exchange translation
  adjustments                                                 89            (10)             35             353
Change in fair value of
  effective cash flow hedges                                  (1)           (82)            (13)            (25)
                                                            ----           ----          ------          ------
                                                            $460           $252          $1,050          $1,245
                                                            ====           ====          ======          ======


NOTE 11.  Segment financial data follows:


                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                         ----------------------            ----------------------
                                                         2004              2003            2004             2003
                                                         ----              ----            ----             ----
Net Sales
---------
Aerospace                                               $2,468            $2,231         $ 7,225          $ 6,454
Automation and Control Solutions                         1,994             1,875           5,909            5,429
Specialty Materials                                        876               777           2,633            2,377
Transportation Systems                                   1,057               885           3,193            2,650
Corporate                                                    -                 -               1                6
                                                        ------            ------          ------           ------
                                                        $6,395            $5,768         $18,961          $16,916
                                                        ======            ======         =======          =======

Segment Profit
--------------
Aerospace                                               $  379            $  326         $ 1,053          $   847
Automation and Control Solutions                           235               208             637              592
Specialty Materials                                         38                17             137               99
Transportation Systems                                     137               109             430              329
Corporate                                                  (40)              (33)           (117)             (99)
                                                        ------            ------          ------           ------
  Total segment profit                                     749               627           2,140            1,768
                                                        -------           -------         -------          ------
Gain on sale of non-strategic
  businesses                                                 5                 9             270               40
Equity in income of
  affiliated companies                                      24                 7              48               11
Other income (expense)                                      50               (11)             78               16
Interest and other financial
  charges                                                  (81)              (82)           (247)            (253)
Pension and other postretirement
  benefits (expense) (A)                                  (160)              (69)           (482)            (247)
Repositioning, environmental,
  business impairment and
  litigation charges (A)                                  (101)              (28)           (393)             (62)
                                                        ------            ------          ------           ------

Income before taxes and
  cumulative effect of accounting
  change                                                $  486            $  453          $1,414           $1,273
                                                        ======            ======          =======          ======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

NOTE 12. Net periodic pension and other postretirement benefits costs for our significant plans include the following components.

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                            ------------------------          --------------------
                                                              2004            2003             2004           2003
                                                              ----            ----             ----           ----
Pension Benefits
----------------
Service cost                                                 $  60           $  38            $ 180          $ 158
Interest cost                                                  189             190              567            569
Expected return on plan assets                                (261)           (260)            (784)          (773)
Amortization of transition asset                                 -              (1)               -             (5)
Amortization of prior service cost                               9               9               27             28
Recognition of actuarial losses                                101              51              304            136
                                                             -----           -----            -----          -----
                                                             $  98           $  27            $ 294          $ 113
                                                             =====           ======           =====          =====

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                            ------------------------          --------------------
                                                              2004            2003             2004           2003
                                                              ----            ----             ----           ----
Other Postretirement Benefits
-----------------------------
Service cost                                                     $ 6             $ 1            $ 16           $ 13
Interest cost                                                     36              33             107            106
Expected return on plan assets                                     -               -               -              -
Amortization of prior service (credit)                            (9)             (9)            (26)           (21)
Recognition of actuarial losses                                   24              18              73             39
                                                                 ---             ---             ---            ---
                                                                 $57             $43            $170           $137
                                                                 ===             ===            ====           ====


NOTE 13. COMMITMENTS AND CONTINGENCIES

         Shareowner Litigation -- Honeywell and three of its former officers were defendants in a class action lawsuit filed in the United States District Court for the District of New Jersey. Plaintiffs alleged, among other things, that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning Honeywell's financial performance, thereby allegedly causing the value of Honeywell's stock to be artificially inflated. The Court certified a class consisting of all purchasers of Honeywell stock between December 20, 1999 and June 19, 2000. On June 4, 2004 Honeywell and the lead plaintiffs agreed to a settlement of this matter which required a payment to the class of $100 million. Honeywell's contribution to the settlement was $15 million, which amount had previously been fully reserved. Honeywell's insurance carriers paid the remainder of the settlement. The settlement was approved by the Court on August 16, 2004. A small number of class members, including the Florida State Board of Administration (FSBA), opted out of the settlement. FSBA has agreed to mediation of its claim. Honeywell believes that all opt-out claims, including that of the FSBA, are fully insured.

         ERISA Class Action Lawsuit -- Honeywell and several of its current and former officers and directors are defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the "Savings Plan") by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell's financial performance, and failing to diversify the Savings Plan's assets and monitor the prudence of Honeywell stock as a Savings Plan investment. In September 2004, Honeywell reached an agreement in principle to settle this matter for $14 million plus an agreement to permit Savings Plan participants greater diversification rights. The settlement will be paid in full by Honeywell's insurers. The settlement will require Court approval, which is expected in late 2004 or early 2005.

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

         In the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., the United States District Court for the District of New Jersey held in May 2003 that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Honeywell strongly disagrees with the Court's determinations and has appealed the Court's decision to the Third Circuit Court of Appeals. Honeywell's motions for a stay pending appeal were denied. In September 2004, Honeywell reached a settlement with W.R. Grace and ECARG Inc., two of the parties in the case, by which Honeywell will pay $62.5 million to acquire the site and to settle all other claims of W.R. Grace and ECARG Inc. The settlement has been approved in the W. R. Grace bankruptcy proceeding. However, the claims of Interfaith Community Organization have not been resolved. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Under the ACO, Honeywell agreed to study and remediate these sites in accordance with NJDEP's directions, provided that the total costs of such studies and remediation do not exceed $60 million. Honeywell has cooperated with the NJDEP under the ACO and believes that decisions regarding site cleanups should be made by the NJDEP under the ACO. We are confident that proceeding under the ACO will ensure a safe remediation and allow the property to be placed back into productive use much faster and at a cost significantly less than the remedies required by the Court's order. We have submitted a remedial action plan for the excavation and offsite disposal directed under the Court's order to the Special Master appointed by the Court, for which the estimated cost of implementing such plan would be approximately $328 million. At trial, plaintiff's expert testified that the excavation and offsite disposal cost might be $400 million. However, there are significant variables in the implementation of the Court's order and depending on the method of implementation chosen, the estimate could increase or decrease. Provisions have been made in our financial statements for remedial costs consistent with the ACO, additional costs which are likely to be incurred during the pendency of our appeal and a potential resolution of the principal issues in dispute related to such matter. Such provisions do not assume excavation and offsite removal of chromium. There are alternative outcomes and remedies beyond the scope of the ACO that could result from the remanding, reversal or replacement of the Court's decision and order. At this time, we can neither identify a probable alternative outcome nor reasonably estimate the cost of an alternative remedy. Although we expect the Court's decision and order to be remanded, reversed or replaced, should the remedies prescribed in the Court's decision and order ultimately be upheld, such outcome could have a material adverse impact on our consolidated results of operations or operating cash flows in the periods recognized or paid. We do not expect that this matter will have a material adverse effect on our consolidated financial position.

         In accordance with a 1992 consent decree with the State of New York, Honeywell is studying environmental conditions in and around Onondaga Lake (the
Lake) in Syracuse, New York. The purpose of the study is to identify, evaluate and propose remedial measures that can be taken to remedy historic industrial contamination in the Lake. A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake. In May 2003, Honeywell submitted to the New York State Department of Environmental Conservation (DEC) a draft Feasibility Study for the Lake. In November 2003, the DEC issued formal comments on the Feasibility Study. Those comments included a request for further evaluation of remedies for the Lake. Pursuant to the consent decree, Honeywell submitted a revised Feasibility Study on May 3, 2004 (the May 2004 Feasibility Study). Provisions have been made in our financial statements based on the remedy proposed by Honeywell in the May 2004 Feasibility Study. On July 30, 2004, the DEC requested that Honeywell provide certain additional information regarding alternative remedial approaches, site modeling and other technical questions raised by DEC, and advised Honeywell that, upon receipt of such information, the May 2004 Feasibility Study would be sufficiently complete for DEC to prepare its proposed remedial action plan for the Lake. When DEC issues its proposed remedial action plan for the Lake, which is expected to occur in the fourth quarter of 2004, there will be a public comment period of at least sixty days during which time Honeywell can also submit comments. Subsequent to this public comment period, DEC will issue its record of decision. Should Honeywell be required to undertake a substantially more extensive remedy than proposed in the May 2004 Feasibility Study, the additional costs of the more extensive remedy could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. However, we do not expect that this matter will have a material adverse effect on our consolidated financial position.

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

         As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. Because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO, except one claim which is not material as to which the stay was lifted in August 2003. Although the stay has remained in effect continuously since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation of such a plan.

         As a result of negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements with approximately 260,000 claimants, which represents in excess of 90 percent of the anticipated current claimants who are expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors and the Court-appointed legal representative for future asbestos claimants on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. NARCO has deferred filing its plan of reorganization pending resolution of the bankruptcy proceedings related to one of its sister companies. We now expect the NARCO plan of reorganization and the NARCO trust to be approved by the Court in 2005. As part of its ongoing settlement negotiations, Honeywell has reached agreement in principle with the representative for future NARCO claimants to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims and recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consisted of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO's parent, net of insurance recoveries of $1.8 billion.

         The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with in excess of 90 percent of current claimants. Substantially all settlement payments with respect to current claims are expected to be made by the end of 2007.

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

         Honeywell has approximately $1.4 billion in insurance limits remaining that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2004, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. This includes agreements with a substantial majority of the London-based insurance companies entered into primarily in the first quarter of 2004. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. In the second quarter of 2004, based on our ongoing evaluation of our ability to enforce our rights under the various insurance policies, we concluded that we had additional probable insurance recoveries of $47 million, net of solvency reserves, which has been reflected in insurance receivables. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

         From 1981 through September 30, 2004, we have resolved approximately 70,000 Bendix related asbestos claims including trials covering 120 plaintiffs, which resulted in 115 favorable verdicts. Trials covering five individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal and the remaining three claims were settled.

         Through the second quarter of 2002, Honeywell had no out-of-pocket costs for Bendix related asbestos claims since its insurance deductible was satisfied many years ago. Beginning with claim payments made in the third quarter of 2002, Honeywell began advancing indemnity and defense claim costs. During the first nine months of 2004, those indemnity and defense costs were approximately $95 million. During the years ended December 31, 2003 and 2002, those indemnity and defense costs amounted to approximately $112 and $70 million, respectively. Approximately 50 percent of these amounts are deemed probable to be reimbursed by insurance. During the year ended December 31, 2003 Honeywell collected $90 million in insurance reimbursements and settlements related to asbestos claims. See further discussion of insurance coverage below.

         The following tables present information regarding Bendix related asbestos claims activity:


                                                                                              Years Ended
                                                                                              December 31,
                                                                 Nine Months Ended         -------------------
       Claims Activity                                           September 30, 2004        2003           2002
       ---------------                                           ------------------        ----           ----
       Claims Unresolved at the beginning of period                  72,976               50,821         47,000
       Claims Filed                                                   8,071               25,765         10,000
       Claims Resolved                                               (5,942)              (3,610)        (6,179)
                                                                     ------               ------         ------
       Claims Unresolved at the end of period                        75,105               72,976         50,821
                                                                     ======               ======         ======


                                                                                               December 31,
                                                                                           --------------------
       Disease Distribution of Unresolved Claims                 September 30, 2004        2003            2002
       -----------------------------------------                 ------------------        ----            ----
       Mesothelioma and Other Cancer Claims                            3,644              3,277          3,810
       Other Claims                                                   71,461             69,699         47,011
                                                                      ------             ------         ------
          Total Claims                                                75,105             72,976         50,821
                                                                      ======             ======         ======


         Approximately 30 percent of the 75,000 pending claims at September 30, 2004 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 75,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that allow for consolidated filings. In these jurisdictions, plaintiffs are permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2003, Honeywell was served with numerous complaints filed in Mississippi in advance of the January 1, 2003 effective date for tort reform in that state. Also during 2003, Honeywell experienced an increase in nonmalignancy filings that we believe were in response to the possibility of federal legislation. Based on prior experience, we anticipate that many of these claims will be placed on deferred, inactive or similar dockets or be dismissed. Honeywell has experienced average resolution values excluding legal costs for malignant claims of approximately ninety five thousand and one hundred sixty six thousand dollars in 2003 and 2002, respectively. Honeywell has experienced average resolution values excluding legal costs for nonmalignant claims of approximately three thousand five hundred and one thousand three hundred dollars in 2003 and 2002, respectively. It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

         We have accrued for the estimated cost of pending asbestos related claims. The estimate is based on the number of pending claims at September 30, 2004, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

         Honeywell presently has approximately $1.9 billion of insurance coverage remaining with respect to pending Bendix related asbestos claims as well as claims which may be filed against us in the future. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Although Honeywell has approximately $1.9 billion in insurance, there are gaps in our coverage due to insurance company insolvencies, a comprehensive policy buy-back settlement with Equitas in 2003 and certain uninsured periods. We analyzed the amount of insurance that we estimate is probable that we will recover in relation to payment of asbestos related claims and determined that approximately 50 percent of expenditures for such claims are recoverable by insurance. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs. Based on our analysis, at September 30, 2004 we had amounts receivable from our insurers of approximately $327 million representing probable reimbursements associated with our liability for pending claims as well as amounts due to us for previously settled and paid claims related to the estimated liabilities for pending claims.

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

         Refractory and Friction Products -- NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:


                                                                               September 30,        December 31,
                                                                                   2004                2003
                                                                               -------------        ------------
       Other current assets                                                      $  118              $  130
       Insurance recoveries for asbestos related liabilities                      1,436               1,317
                                                                                  -----              ------
                                                                                 $1,554              $1,447
                                                                                 ======              ======

       Accrued liabilities                                                       $  730              $  730
       Asbestos related liabilities                                               2,067               2,279
                                                                                 ------              ------
                                                                                 $2,797              $3,009
                                                                                 ======              ======

         During the first nine months of 2004, we paid $424 million in indemnity and defense costs related to NARCO and Bendix claims. Additionally, we recognized charges totaling $44 million for Bendix related asbestos claims filed and defense costs incurred during the first nine months of 2004, net of probable insurance recoveries. The charges include an update of expected resolution values for pending Bendix claims and are net of an additional $47 million of NARCO insurance deemed probable of recovery.

         We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy or our asbestos liabilities and related insurance recoveries.

         Warranties and Guarantees - As disclosed in Note 21 to our consolidated financial statements in our 2003 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. As of September 30, 2004, there has been no material change to these guarantees.

         The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                                2004           2003
                                                                                ---            ----
      Beginning of period                                                       $275           $217
      Accruals for warranties/guarantees
        issued during the period                                                 181            149
      Adjustments of pre-existing
        warranties/guarantees                                                    (13)            (7)
      Settlement of warranty/guarantee claims                                   (151)          (134)
                                                                                ----           ----
      End of period                                                             $292           $225
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

NOTE 14. SUBSEQUENT EVENTS

         On October 22, 2004, we replaced our $1 billion 364-Day Credit Agreement, which was expiring on November 24, 2004, with a $1 billion Five-Year Credit Agreement. The new Five-Year Credit Agreement includes a $200 million sub-limit for the potential issuance of letters of credit. The terms and conditions of the new $1 billion Five-Year Credit Agreement do not restrict our ability to pay dividends and do not contain any financial covenants and these terms and conditions are not significantly different from those present in our $1.3 billion Five-Year Credit Agreement as described in Note 15 in Notes to Financial Statements in our 2003 Annual Report on Form 10-K.

         In November 2004, we entered into a definitive agreement to sell our Performance Fibers (Polyester) business. The sale is expected to close in the fourth quarter of 2004. The Polyester business had 2003 net sales of $368 million. See Note 4 for a discussion of an impairment charge recorded in the second quarter of 2004 related to the Polyester business.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareowners of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2004, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
November 1, 2004


-----------------------


The "Report of Independent Registered Public Accounting Firm" included above is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                 (Dollars in millions, except per share amounts)

A. RESULTS OF OPERATIONS - THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003
   ---------------------------------------------------------------------------

Net Sales
---------

                                                 2004         2003
                                               --------       ------
         Net sales                             $6,395        $5,768
         % change compared with prior period       11%

         The increase in net sales in the third quarter of 2004 compared with the third quarter of 2003 is attributable to the following:

         Acquisitions                            1%
         Divestitures                           (1)
         Price                                   1
         Volume                                  8
         Foreign Exchange                        2
                                                --
                                                 11%
                                                ====

         A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Goods Sold
------------------

                                                 2004         2003
                                               --------       ------

         Cost of goods sold                    $5,087         $4,509
         Gross margin %                          20.5%          21.8%

         Gross margin decreased by 1.3 percentage points in the third quarter of 2004 compared with the third quarter of 2003 due primarily to higher pension and other postretirement benefits expense of $76 million and an increase in environmental, litigation, and net repositioning charges of $74 million.

Selling, General and Administrative Expenses
--------------------------------------------

                                                              2004       2003
                                                             ------     ------

         Selling, general and administrative expenses         $820      $729
         Percent of sales                                     12.8%     12.6%

         Selling, general and administrative expenses increased by $91 million, or 12 percent, in the third quarter of 2004 compared with the third quarter of 2003 due to an increase in general and administrative expenses of $52 million due in part to higher spending for information technology systems, an increase in selling expenses of $25 million from higher sales and an increase in pension and other postretirement benefits expense of $15 million.

                                                                 2004      2003
                                                                ------    ------
         Pension and other postretirement benefits
           expense included in cost of goods sold
           and selling, general and administrative expenses      $160      $69
         Increase compared with prior period                     $ 91

         Pension expense increased by $77 million in the third quarter of 2004 compared with the third quarter of 2003 due primarily to the following:

         o A systematic recognition of higher losses resulting principally from actual plan asset returns below the expected rate of return during the period 2000 to 2002.

         o A decrease in the discount rate from 6.75 percent in 2003 to 6.00 percent in 2004.

(Gain) Loss on Sale of Non-Strategic Businesses
-----------------------------------------------

                                                                 2004      2003
                                                                ------    ------

         (Gain) loss on sale of non-strategic businesses         $(5)      $(9)

         Gain on sale of non-strategic businesses of $5 million in the third quarter of 2004 represents post-closing adjustments related to the divestitures of our Security Monitoring and VCSEL businesses in prior periods in 2004. Gain on sale of non-strategic businesses of $9 million in the third quarter of 2003 represented the net pretax gain on the sale of three businesses in our Specialty Materials and Aerospace reportable segments.

Equity in (Income) Loss of Affiliated Companies
-----------------------------------------------

                                                                 2004      2003
                                                                ------    ------
         Equity in (income) loss of affiliated companies         $(24)     $(7)

         Equity income increased by $17 million in the third quarter of 2004 compared with the third quarter of 2003 due primarily to an improvement in earnings from our UOP joint venture (UOP). The prior year's equity income also included a charge of $2 million related to repositioning actions at UOP.

Other (Income) Expense
----------------------

                                                                 2004      2003
                                                                ------    ------

         Other (income) expense                                 $(50)       $11

         Other income increased by $61 million in the third quarter of 2004 compared with the third quarter of 2003 due principally to a gain of $27 million related to the settlement of a patent infringement lawsuit and a decrease in foreign exchange losses of $22 million in the current quarter.

Tax Expense
-----------

                                                                 2004      2003
                                                                ------    ------
         Tax expense                                             $114      $109
         Effective tax rate                                      23.5%     24.1%

         The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign tax planning strategies. The effective tax rate in the third quarter of 2003 also benefited from tax benefits associated with favorable tax audit settlements.

Net Income
----------

                                                                 2004      2003
                                                                ------    ------
         Net income                                              $372      $344
         Earnings per share of common stock -- assuming
            dilution                                            $0.43     $0.40

         The increase of $0.03 per share in the third quarter of 2004 compared with the third quarter of 2003 relates primarily to an increase in segment profit from strong volume conversion across all reportable segments partially offset by higher pension and other postretirement benefits expense.

Review of Business Segments
---------------------------

                                                            Three Months Ended
                                                               September 30,
                                                            ------------------
                                                              2004       2003
                                                              ----       ----
Net Sales
---------
Aerospace                                                    $2,468    $2,231
Automation and Control Solutions                              1,994     1,875
Specialty Materials                                             876       777
Transportation Systems                                        1,057       885
Corporate                                                         -         -
                                                             ------    ------
                                                             $6,395    $5,768
                                                             ======    ======

Segment Profit
--------------
Aerospace                                                    $  379    $  326
Automation and Control Solutions                                235       208
Specialty Materials                                              38        17
Transportation Systems                                          137       109
Corporate                                                       (40)      (33)
                                                             ------    ------
  Total segment profit                                          749       627
                                                             ------    ------
Gain on sale of non-strategic businesses                          5         9
Equity in income of affiliated companies                         24         7
Other income (expense)                                           50       (11)
Interest and other financial charges                            (81)      (82)
Pension and other postretirement benefits (expense) (A)        (160)      (69)
Repositioning, environmental and litigation charges (A)        (101)      (28)
                                                             ------    ------
  Income before taxes and cumulative effect
    of accounting change                                     $  486    $  453
                                                             ======    ======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

Aerospace
---------

                                                              2004       2003
                                                             ------     ------
       Net sales                                             $2,468     $2,231
       % change compared with prior period                       11%
       Segment profit                                          $379       $326
       % change compared with prior period                       16%

         Aerospace sales by major customer end-market for the three months ended September 30, 2004 and 2003 were as follows:

                                                                  % of Aerospace   % Change in
                                                                      Sales           Sales
                                                                  --------------   -----------
                                                                                       2004
                                                                                      Versus
       Customer End-Market                                        2004      2003       2003
       -------------------                                        ----      ----       ----
       Commercial:
         Air transport aftermarket                                 23%       21%       22%
         Air transport original equipment                           8         9         6
         Regional transport aftermarket                             8         8        10
         Regional transport original equipment                      3         2        83
         Business and general aviation aftermarket                  8         9         7
         Business and general aviation original equipment           8         6        35
       Defense and Space:
         Defense and space aftermarket                             12        13        (1)
         Defense and space original equipment                      30        32         5
                                                                  ---       ---
       Total                                                      100%      100%       11%
                                                                  ===       ===

       Aerospace sales increased by 11 percent in the third quarter of 2004 compared with the third quarter of 2003 due primarily to higher volumes. Details by customer end-markets driving the increase in sales are as follows:

       o Air transport aftermarket sales improved substantially in 2004 primarily related to a 10 percent increase in global flying hours, the reintroduction of aircraft into service which were previously parked in the desert and a replenishment of spare parts inventories by the airlines. Sales also improved due to an increase in upgrades and retrofits of avionics equipment (ground proximity warning systems) to meet new regulatory standards.

       o Air transport original equipment (OE) sales increased in 2004 primarily reflecting higher aircraft deliveries by our OE customers (primarily Airbus and Boeing).

       o Regional transport aftermarket sales increased in 2004 primarily due to an increase in fleet sizes and routes of regional carriers and the introduction of the Primus Epic integrated avionics system.

       o Regional transport original equipment sales increased in 2004 largely due to increases in builds on Embraer's 170 regional jet.

       o Business and general aviation aftermarket sales were higher in 2004 due primarily to an increase in upgrade activity in avionics equipment (Reduced Vertical Separation Minimums (RVSM)) to meet new regulatory standards.

       o Business and general aviation original equipment sales improved in 2004 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet original equipment manufacturers.

       o Defense and space aftermarket sales were slightly lower in 2004 principally due to a difficult comparison to a strong prior year quarter driven by war-related activities.

       o Defense and space original equipment sales increased in 2004 due principally to increases in restricted space programs.

         Aerospace segment profit increased by 16 percent in the third quarter of 2004 compared with the third quarter of 2003 due primarily to an increase in sales of higher margin commercial aftermarket products and services and volume growth. This increase was partially offset by higher development expense associated with new programs and an increase in spending for information technology systems.

Automation and Control Solutions
--------------------------------

                                               2004               2003
                                               ----               ----
       Net sales                              $1,994             $1,875
       % change compared with prior period         6%
       Segment profit                           $235               $208
       % change compared with prior period        13%

         Automation and Control Solutions sales increased by 6 percent in the third quarter of 2004 compared with the third quarter of 2003 due to higher volumes of 5 percent and the favorable effect of foreign exchange of 3 percent, partially offset by divestitures, net of acquisitions, of 1 percent and the impact of lower prices of 1 percent. Sales increased by 9 percent for our Automation and Control Products business driven principally by strong volume growth and acquisitions in our fire and security solutions businesses, demand for new environmental controls products such as our VisionPro touch screen programmable thermostat, and increased demand for our sensor products in the industrial and recreational vehicles end-markets. Sales for our Building Solutions business were essentially flat as volume growth due primarily to installations and energy retrofit wins and the favorable effect of foreign exchange were offset by the divestiture of our Security Monitoring business. Sales for our Process Solutions business increased by 4 percent due primarily to the favorable effect of foreign exchange.

         Automation and Control Solutions segment profit increased by 13 percent in the third quarter of 2004 compared with the third quarter of 2003 due to the favorable effect of higher sales volumes partially offset by increased investments in sales and marketing initiatives and higher research and development costs to support new product introductions.


Specialty Materials
-------------------

                                               2004                2003
                                               ----                ----
       Net sales                               $876                $777
       % change compared with prior period       13%
       Segment profit                           $38                 $17
       % change compared with prior period      124%

         Specialty Materials sales increased by 13 percent in the third quarter of 2004 compared with the third quarter of 2003 due to higher volumes of 7 percent, the impact of higher prices of 7 percent (mainly in our Nylon System business) and the favorable effect of foreign exchange of 2 percent, partially offset by prior year divestitures of 3 percent. Sales for our Chemicals business improved by 22 percent principally driven by continuing strong demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Performance Fibers business increased by 21 percent due primarily to strong demand and higher prices. Sales for our Electronic Materials business increased by 18 percent driven by improvement in the semiconductor industry. Sales for our Performance Products business also were higher by 13 percent as demand for our Spectra fiber, principally from the U.S. military, remained strong.

         Specialty Materials segment profit increased by 124 percent in the third quarter of 2004 compared with the third quarter of 2003 due principally to higher sales volumes and price increases, partially offset by higher raw material costs (principally phenol resulting from increases in benzene prices). Additionally, segment profit in the third quarter of 2003 was adversely impacted by temporary plant shutdowns in our Fluorocarbons and Nylon System businesses.

Transportation Systems
----------------------

                                               2004               2003
                                               ----               ----
       Net sales                               $1,057               $885
       % change compared with prior period         19%
       Segment profit                            $137               $109
       % change compared with prior period         26%

         Transportation Systems sales increased by 19 percent in the third quarter of 2004 compared with the third quarter of 2003 due primarily to higher volumes of 13 percent and the favorable effect of foreign exchange of 6 percent. The increase in sales for the segment resulted principally from a 34 percent increase in sales in our Honeywell Turbo Technologies business due to a favorable sales mix and volume growth driven by increasing diesel penetration in Europe and continued strength in the North American truck segment, and the favorable effect of foreign exchange. Sales for our Consumer Products Group business increased by 8 percent driven by recent introductions of new Autolite, FRAM and Prestone products and higher prices. Sales for our Friction Materials business improved by 3 percent due to the favorable effect of foreign exchange.

      Transportation Systems segment profit increased by 26 percent in the third quarter of 2004 compared with the third quarter of 2003 due primarily to the effect of favorable sales mix and volume growth in our Honeywell Turbo Technologies business partially offset by higher raw material costs (mostly steel and other metals in each of the segment's businesses and ethylene glycol in our Consumer Products Group business).

B. RESULTS OF OPERATIONS - NINE MONTHS 2004 COMPARED WITH NINE MONTHS 2003
   -----------------------------------------------------------------------

Net Sales
---------

                                                    2004                2003
                                                  --------             ------
             Net sales                            $18,961              $16,916
             % change compared with prior period       12%

         The increase in net sales in the first nine months of 2004 compared with the first nine months of 2003 is attributable to the following:

             Acquisitions                    1%
             Divestitures                   (2)
             Price                           -
             Volume                         10
             Foreign Exchange                3
                                           ---
                                            12%
                                           ===

         We estimate that approximately 2 percentage points of the increase in sales volume (both on a consolidated basis and for each reportable segment) in the first nine months of 2004 compared with the first nine months of 2003 relates to additional reporting days in the current year's first quarter resulting from our normal quarterly closing practice. See Note 1 of Notes to Financial Statements for further discussion. A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Goods Sold
------------------

                                              2004                  2003
                                            --------              -------
             Cost of goods sold             $15,245               $13,263
             Gross margin %                    19.6%                 21.6%

       Gross margin decreased by 2.0 percentage points in the first nine months of 2004 compared with the first nine months of 2003 due primarily to an increase in net repositioning, environmental, business impairment and litigation charges of $329 million and higher pension and other postretirement benefits expense of $197 million.

Selling, General and Administrative Expenses
--------------------------------------------

                                                             2004                2003
                                                            -------             ------
             Selling, general and administrative expenses   $2,451              $2,194
             Percent of sales                                 12.9%               13.0%

         Selling, general and administrative expenses increased by $257 million, or 12 percent, in the first nine months of 2004 compared with the first nine months of 2003 due to an increase in general and administrative expenses of $121 million due in part to higher spending for information technology systems, an increase in selling expenses of $96 million from higher sales and an increase in pension and other postretirement benefits expense of $38 million.

                                                                                        2004               2003
                                                                                       ------              ----
             Pension and other postretirement benefits expense included in cost of
                goods sold and selling, general and administrative expenses            $482                $247
             Increase compared with prior period                                       $235

       Pension expense increased by $202 million in the first nine months of 2004 compared with the first nine months of 2003 due primarily to the following:

     o A systematic recognition of higher losses resulting principally from actual plan asset returns below the expected rate of return during the period 2000 to 2002.

     o A decrease in the discount rate from 6.75 percent in 2003 to 6.00 percent in 2004.

(Gain) Loss on Sale of Non-Strategic Businesses
-----------------------------------------------

                                                                2004                 2003
                                                               ------                -----
             (Gain) loss on sale of non-strategic businesses   $(270)                $(40)

         Gain on sale of non-strategic businesses of $270 million in the first nine months of 2004 represents the pretax gains on the sales of our Security

Monitoring and VCSEL Optical Products businesses in our Automation and Control Solutions reportable segment of $215 and $34 million, respectively, and adjustments of $21 million related to businesses sold in prior periods. Gain on sale of non-strategic businesses of $40 million in the first nine months of 2003 represented the pretax gain of $31 million on the sale of our Engineering Plastics business in our Specialty Materials reportable segment and a net pretax gain of $9 million on the sale of three businesses in our Specialty Materials and Aerospace reportable segments.

Equity in (Income) Loss of Affiliated Companies
-----------------------------------------------

                                                               2004                  2003
                                                              -----                  -----
             Equity in (income) loss of affiliated companies  $(48)                  $(11)

         Equity income increased by $37 million in the first nine months of 2004 compared with the first nine months of 2003 due primarily to an improvement in earnings from UOP.

Other (Income) Expense
----------------------

                                               2004                  2003
                                              ------                 -----
             Other (income) expense           $(78)                 $(16)

         Other income increased by $62 million in the first nine months of 2004 compared with the first nine months of 2003 due primarily to a gain of $27 million related to the settlement of a patent infringement lawsuit and a decrease in foreign exchange losses of $48 million in the current year partially offset by the inclusion of a gain of $20 million in the prior year related to the settlement of a patent infringement lawsuit.

Interest and Other Financial Charges
------------------------------------

                                                     2004                 2003
                                                    ------               -----
            Interest and other financial charges    $247                $253
            % change compared with prior period       (2)%

         Interest and other financial charges decreased by 2 percent in the first nine months of 2004 compared with the first nine months of 2003 due principally to lower average debt outstanding in the current period.

Tax Expense
-----------

                                          2004                 2003
                                         ------               -----
             Tax expense                 $386                 $336
             Effective tax rate          27.3%                26.4%

         The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign tax planning strategies. The effective tax rate in the first nine months of 2003 also benefited from tax benefits associated with favorable tax audit settlements.

         The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, phased elimination of the Foreign Sales Corporation/Extraterritorial Income benefit and a domestic manufacturing benefit. We are currently evaluating the potential impact of this legislation, including assessing the details of the Act, analyzing the funds available for repatriation and the economic cost of doing so, assessing the qualified uses of repatriated funds and assessing the domestic manufacturing benefit. However, given the preliminary stage of our evaluation, it is not possible at this time to determine what impact this legislation will have on our consolidated tax accruals or our effective tax rate.

Net Income
----------

                                                               2004                  2003
                                                              ------                -----
             Net income                                       $1,028                 $917
             Earnings per share of common stock -- assuming
                dilution                                       $1.19                $1.07

         The increase of $0.12 per share in the first nine months of 2004 compared with the first nine months of 2003 relates primarily to an increase in segment profit from strong volume conversion across all reportable segments partially offset by higher pension and other postretirement benefits expense.

Review of Business Segments
---------------------------

                                                          Nine Months Ended
                                                             September 30,
                                                      -----------------------
                                                         2004            2003
                                                         ----            ----
Net Sales
---------
Aerospace                                             $ 7,225         $ 6,454
Automation and Control Solutions                        5,909           5,429
Specialty Materials                                     2,633           2,377
Transportation Systems                                  3,193           2,650
Corporate                                                   1               6
                                                      -------         -------
                                                      $18,961         $16,916
                                                     ========        =======

Segment Profit
--------------
Aerospace                                              $1,053          $  847
Automation and Control Solutions                          637             592
Specialty Materials                                       137              99
Transportation Systems                                    430             329
Corporate                                                (117)            (99)
                                                        ------          ------
  Total segment profit                                  2,140           1,768
                                                        ------          -----
Gain on sale of non-strategic businesses                  270              40
Equity in income of affiliated companies                   48              11
Other income                                               78              16
Interest and other financial charges                     (247)           (253)
Pension and other postretirement benefits (expense) (A)  (482)           (247)
Repositioning, environmental, business impairment
  and litigation charges (A)                             (393)            (62)
                                                         -----           -----

  Income before taxes and cumulative effect
    of accounting change                               $1,414          $1,273
                                                       =======         ======

(A) Amounts included in cost of goods sold and selling, general and administrative expenses.

Aerospace
---------

                                                   2004           2003
                                                 ------          -----
       Net sales                                 $7,225         $6,454
       % change compared with prior period           12%
       Segment profit                            $1,053           $847
       % change compared with prior period           24%

       Aerospace sales by major customer end-market for the nine months ended September 30, 2004 and 2003 were as follows:


                                                               % of Aerospace     % Change in
                                                                   Sales             Sales
                                                               --------------     -----------
                                                                                      2004
                                                                                     Versus
       Customer End-Market                                     2004      2003         2003
       -------------------                                     ----      ----         ----
       Commercial:
         Air transport aftermarket                              22%        21%        20%
         Air transport original equipment                        9         10          5
         Regional transport aftermarket                          8          8         14
         Regional transport original equipment                   3          2         58
         Business and general aviation aftermarket               8          8         15
         Business and general aviation original equipment        7          7         25
       Defense and Space:
         Defense and space aftermarket                          12         12          7
         Defense and space original equipment                   31         32          7
                                                               ---        ---
       Total                                                   100%       100%        12%
                                                               ===        ===


        Aerospace sales increased by 12 percent in the first nine months of 2004 compared with the first nine months of 2003 due primarily to higher volumes (including the impact of additional reporting days in the period). Details by customer end-markets driving the increase in sales are as follows:

        o Air transport aftermarket sales improved substantially in 2004 primarily related to a 10 percent increase in global flying hours, the reintroduction of aircraft into service which were previously parked in the desert, a replenishment of spare parts inventories by the airlines and growth in low cost carriers. Additionally, global flying hours in 2003 were adversely impacted as a result of the SARS epidemic. Sales also improved due to an increase in upgrades and retrofits of avionics equipment (ground proximity warning systems) to meet new regulatory standards.

        o Air transport original equipment (OE) sales increased in 2004 primarily reflecting higher aircraft deliveries by our OE customers (primarily Airbus and Boeing).

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

        o Defense and space aftermarket sales were higher in 2004 driven by war-related activities resulting in increases in repairs, upgrades and modifications for fixed, rotary wing and ground vehicles.

        o Defense and space original equipment sales increased in 2004 due principally to war-related activities, continued growth in precision munitions and increases in restricted space programs.

        Aerospace segment profit increased by 24 percent in the first nine months of 2004 compared with the first nine months of 2003 due primarily to an increase in sales of higher margin commercial aftermarket products and services and volume growth. This increase was partially offset by higher development expense associated with new programs and an increase in spending for information technology systems.

Automation and Control Solutions
--------------------------------

                                                    2004          2003
                                                    ----          ----
       Net sales                                   $5,909        $5,429
       % change compared with prior period              9%
       Segment profit                              $  637        $  592
       % change compared with prior period              8%

         Automation and Control Solutions sales increased by 9 percent in the first nine months of 2004 compared with the first nine months of 2003 due to higher volumes of 6 percent (including the impact of additional reporting days in the current period) and the favorable effect of foreign exchange of 4 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 10 percent for our Automation and Control Products business due principally to strong sales of fire solutions, environmental controls and sensor products and the favorable effect of foreign exchange. Sales for our Building Solutions business increased by 8 percent due primarily to the favorable effect of foreign exchange, improvement in the overall economy and the impact of investments in sales and marketing capacity, partially offset by the divestiture of our Security Monitoring business. Sales for our Process Solutions business increased by 6 percent due primarily to the favorable effect of foreign exchange and improvement in industrial production and capital spending.

         Automation and Control Solutions segment profit increased by 8 percent in the first nine months of 2004 compared with the first nine months of 2003 due to the favorable effect of higher sales volumes partially offset by increased investments in sales and marketing initiatives and higher research and development costs to support new product introductions.


Specialty Materials
-------------------

                                                          2004          2003
                                                          ----          ----
       Net sales                                         $2,633        $2,377
       % change compared with prior period                   11%
       Segment profit                                    $  137        $   99
       % change compared with prior period                  38%

         Specialty Materials sales increased by 11 percent in the first nine months of 2004 compared with the first nine months of 2003 due to higher volumes of 8 percent (including the impact of additional reporting days in the current period), the impact of higher prices of 5 percent (mainly in our Nylon System business) and the favorable effect of foreign exchange of 1 percent, partially offset by prior year divestitures, net of acquisitions, of 3 percent. Sales for our Chemicals business improved by 21 percent principally driven by continuing strong demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Electronic Materials business increased by 19 percent driven by improvement in the semiconductor industry. Sales for our Performance Products business were also higher by 15 percent due to strong demand for our Spectra fiber, principally from the U.S. military.

         Specialty Materials segment profit increased by 38 percent in the first nine months of 2004 compared with the first nine months of 2003 due principally to higher sales volumes and price increases, partially offset by higher raw material costs (principally phenol resulting from increases in benzene prices) mainly in our Nylon System business. Additionally, segment profit in the first nine months of 2003 was adversely impacted by temporary plant shutdowns in our Fluorocarbons and Nylon System businesses. The Nylon System business did not perform in accordance with our operating plan in the first nine months of 2004. Honeywell has taken certain repositioning actions in 2004 (see Note 4 in Notes to Financial Statements) and is evaluating other alternatives to improve the cost structure of our Nylon System business. Additionally, Honeywell continues to evaluate strategic alternatives to maximize the value of this business.

Transportation Systems
----------------------

                                                          2004          2003
                                                          ----          ----
       Net sales                                         $3,193        $2,650
       % change compared with prior period                   20%
       Segment profit                                    $  430        $  329
       % change compared with prior period                   31%

         Transportation Systems sales increased by 20 percent in the first nine months of 2004 compared with the first nine months of 2003 due primarily to higher volumes of 14 percent (including the impact of additional reporting days in the current period) and the favorable effect of foreign exchange of 7 percent. The increase in sales for the segment resulted principally from a 31 percent increase in sales in our Honeywell Turbo Technologies business due to a favorable sales mix and volume growth driven by increasing diesel penetration in Europe and strength in the North American truck segment, and the favorable effect of foreign exchange. Sales for our Consumer Products Group business increased by 9 percent driven by strong retail demand for our high-end products and recent introductions of new Autolite, FRAM and Prestone products and the favorable effect of foreign exchange and higher prices. Sales for our Friction Materials business increased by 9 percent largely due to the favorable effect of foreign exchange.

      Transportation Systems segment profit increased by 31 percent in the first nine months of 2004 compared with the first nine months of 2003 due primarily to the effect of favorable sales mix and volume growth in our Honeywell Turbo Technologies business partially offset by higher raw material costs (mostly steel and other metals in each of the segment's businesses and ethylene glycol in our Consumer Products Group business).

Repositioning and Other Charges
-------------------------------

        A summary of repositioning and other charges follows:

                                                Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                                ------------------       -----------------
                                                 2004        2003         2004       2003
                                                 ----        ----         ----       ----
Severance                                        $ 31         $  9        $ 78        $ 31
Asset impairments                                   7            2          17           2
Exit costs                                          2            1           8           4
Reserve adjustments                                (3)         (14)        (26)        (37)
                                                 ----         ----        ----        ----
  Total net repositioning charge                   37           (2)         77           -
                                                 ----         ----        ----        ----

Other probable and reasonably estimable
  environmental liabilities                        39           28         230          60
Business impairment charges                         -            -          40           -
Investment impairment charges                       -            2           -           2
Asbestos related litigation charges, net
  of insurance                                     24            -          44           -
Write-offs of other assets                          1            2           8           2
                                                 ----         ----        ----        ----

  Total net repositioning and other charges      $101         $ 30        $399        $ 64
                                                 ====         ====        ====        ====


        The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:


                                                Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                                ------------------       -----------------
                                                 2004        2003         2004       2003
                                                 ----        ----         ----       ----
Cost of goods sold                               $100         $ 26        $384        $ 55
Selling, general and administrative
  expenses                                          1            2           9           7
Equity in (income) loss of affiliated
  companies                                         -            2           6           2
                                                 ----         ----        ----        ----
                                                 $101         $ 30        $399        $ 64
                                                 ====         ====        ====        ====

        The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:


                                                Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                                ------------------       -----------------
                                                 2004        2003         2004       2003
                                                 ----        ----         ----       ----
Aerospace                                        $  -         $  -        $  4        $ (2)
Automation and Control Solutions                   24           (8)         27         (16)
Specialty Materials                                24            5          78          12
Transportation Systems                             27            3         114           3
Corporate                                          26           30         176          67
                                                 ----         ----        ----        ----
                                                 $101         $ 30        $399        $ 64
                                                 ====         ====        ====        ====

         In the third quarter of 2004, we recognized a repositioning charge of $40 million primarily for severance costs related to workforce reductions of 866 manufacturing and administrative positions principally in our Specialty Materials and Automation and Control Solutions reportable segments. Also, $3 million of previously established accruals for severance were returned to income in the third quarter of 2004, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions and Corporate reportable segments.

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

        In the third quarter of 2003, we recognized a repositioning charge of $12 million mainly for severance costs related to workforce reductions of 141 manufacturing and administrative positions principally in our Aerospace and Specialty Materials reportable segments. Also, $14 million of previously established accruals, mainly for severance, were returned to income in the third quarter of 2003, due to fewer employee separations than originally planned associated with certain prior repositioning actions, resulting in reduced severance liabilities in our Automation and Control Solutions, Aerospace and Specialty Materials reportable segments.

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

        The 2003 and 2004 repositioning actions will generate incremental pretax savings of approximately $90 million in 2004 compared with 2003 principally from planned workforce reductions. Cash spending for severance and other exit costs necessary to execute these actions were $123 million in the nine months ended September 30, 2004 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute these actions will approximate $160 million for the full year 2004 and will be funded primarily though operating cash flows.

        In the third quarter of 2004, we recognized a charge of $24 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2004, net of probable Bendix related insurance recoveries. See Note 13 for further discussion. We recognized a charge of $25 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. We recognized a charge of $14 million for legal settlements primarily related to property damage claims in our Automation and Control Solutions reportable segment. We also recognized a charge of $1 million for the write-off of property, plant and equipment.

        In the second quarter of 2004, we recognized a charge of $161 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. This charge principally related to an increase in our estimate of design and study costs likely to be incurred during the pendency of our appeal of the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and to estimated costs related to our decision in the second quarter of 2004 to seek a potential resolution of the principal issues in dispute in such matter. See Note 13 for further discussion. We recognized an impairment charge of $40 million related principally to the write-down of property, plant and equipment of our Performance Fibers (Polyester) business in our Specialty Materials reportable segment, which was classified as assets held for disposal as of June 30, 2004. We recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge was net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery. See Note 13 for further discussion. We also recognized a charge of $7 million principally for the write-off of property, plant and equipment.

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

        In the third quarter of 2003, we recognized a charge of $28 million for legacy environmental matters deemed probable and reasonably estimable in the quarter. We also recognized a charge of $4 million in our Specialty Materials reportable segment including a loss on sale of an investment owned by an equity investee.

        In the second quarter of 2003, we recognized a charge of $32 million for legacy environmental matters deemed probable and reasonably estimable in the quarter including the matter entitled Interfaith Community Organization, et al.
v. Honeywell International Inc., et al. See Note 13 for further discussion.

C. LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

Cash Flow Summary
-----------------

     Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003, are summarized as follows:

                                                        2004         2003
                                                        ----         ----
    Cash provided by (used for):
       Operating activities                            $1,487       $1,696
       Investing activities                              (140)        (381)
       Financing activities                              (892)        (645)
       Effect of exchange rate changes on cash             28          179
                                                       ------        -----
    Net increase in cash and cash equivalents          $  483       $  849
                                                       ======       ======

     Cash provided by operating activities decreased by $209 million during the first nine months of 2004 compared with the first nine months of 2003 due primarily to an increase in net asbestos related liability payments of $373 million as the prior period included $472 million in cash received from Equitas related to a comprehensive policy buy-back settlement, and an increase in working capital (receivables, inventories and accounts payable) usage of $237 million principally related to higher sales. This decrease in cash provided by operating activities was partially offset by increased earnings and a decrease in voluntary U.S. pension contributions of $160 million.

     We made asbestos related payments of $424 million, including legal fees, in the first nine months of 2004 and expect to make additional asbestos related payments of approximately $180 million during the remainder of 2004. This estimate is based on our experience in the first nine months of 2004 regarding the timing of submissions of required evidential data by plaintiff firms. We had $61 million of asbestos related insurance recoveries during the first nine months of 2004. We expect to receive approximately $73 million in asbestos related insurance recoveries during the remainder of 2004. These cash flow projections are consistent with our existing asbestos reserves and anticipated insurance recoveries for asbestos related liabilities. See Note 13 of Notes to Financial Statements for further details.

     Cash used for investing activities decreased by $241 million during the first nine months of 2004 compared with the first nine months of 2003 due primarily to an increase in proceeds from sales of businesses of $254 million largely from the dispositions of our Security Monitoring and VCSEL Optical Products businesses in the current year. Additionally, proceeds from the maturity of investment securities were $80 million in the first nine months of 2004. This decrease in cash used for investing activities was partially offset by an increase in spending for acquisitions of $96 million.

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

     Cash used for financing activities increased by $247 million during the first nine months of 2004 compared with the first nine months of 2003 due primarily to repurchases of common stock of $342 million in connection with our stock repurchase program announced in November 2003 partially offset by lower repayments of long-term debt of $58 million. Total debt of $5,037 million at September 30, 2004 was $123 million, or 2 percent lower than at December 31, 2003 principally due to lower short-term borrowings.

Liquidity
---------

     See our 2003 Annual Report on Form 10-K for a detailed discussion of our liquidity. As of September 30, 2004, there have been no material changes in our liquidity.

     On October 22, 2004, we replaced our $1 billion 364-Day Credit Agreement, which was expiring on November 24, 2004, with a $1 billion Five-Year Credit Agreement. The new Five-Year Credit Agreement includes a $200 million sub-limit for the potential issuance of letters of credit. The terms and conditions of the new $1 billion Five-Year Credit Agreement do not restrict our ability to pay dividends and do not contain any financial covenants and these terms and conditions are not significantly different from those present in our $1.3 billion Five-Year Credit Agreement as described in Note 15 in Notes to Financial Statements in our 2003 Annual Report on Form 10-K. Also in October 2004, Standard and Poor's Rating Services affirmed its corporate credit rating on our long-term and short-term debt of A and A-1, respectively, and revised Honeywell's outlook from negative to stable.

D. OTHER MATTERS
   -------------

Litigation
----------

     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 13 of Notes to Financial Statements.

Critical Accounting Policies
----------------------------

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions" requires recognition of an additional minimum pension liability if the fair value of plan assets is less than the accumulated benefit obligation at December 31, 2004 (the end of the plan year). Assuming interest rates and Plan asset returns remain essentially unchanged in the 2004 fourth quarter from the 2004 third quarter, we would be required to increase our Additional Minimum Pension Liability which would result in a decrease in Accumulated Other Nonowner Changes within Shareowners' Equity of approximately $1.0 billion after-tax at December 31, 2004. The actual amount of required adjustment, if any, remains highly dependent upon the market conditions at December 31, 2004 and the required adjustment could be significantly higher or lower than this amount.

Recent Accounting Pronouncements
--------------------------------

     See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     See our 2003 Annual Report on Form 10-K (Item 7A). As of September 30, 2004, there has been no material change in this information.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     General Legal Matters
     ---------------------

     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 13 of Notes to Financial Statements.

     Environmental Matters Involving Potential Monetary Sanctions
     ------------------------------------------------------------
     in Excess of $100,000
     ---------------------

     Honeywell is a defendant in a lawsuit filed by the Arizona Attorney General's Office on behalf of the Arizona Department of Environmental Quality
(ADEQ). The complaint alleges various environmental violations and failure to make required disclosures. Honeywell believes that the allegations in this matter are without merit and intends to vigorously defend against this lawsuit. In September 2004, the Court partially dismissed several of the ADEQ's significant allegations. In any event, we do not believe that this matter could have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         The following table summarizes Honeywell's purchases of its common stock, par value $1 per share, for the three months ended September 30, 2004:

                      Issuer Purchases of Equity Securities

                          (a)            (b)                (c)                 (d)
                                                           Total            Maximum Number
                                                         Number of         (or Approximate
                                                           Shares          Dollar Value) of
                         Total                          Purchased as        Shares that May
                       Number of     Average Price    Part of Publicly     Yet be Purchased
                         Shares          Paid          Announced Plans      Under Plans or
        Period         Purchased       per Share        or Programs           Programs
        ------         ---------     -------------    ----------------     ----------------
    July 2004            200,000        $36.56             200,000               (A)
    August 2004        1,202,550        $35.73           1,202,550               (A)
    September 2004             -             -                   -               (A)

    (A) In November 2003 Honeywell announced its intention to repurchase sufficient outstanding shares of its common stock to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. We estimate the issuance of approximately 10 million shares annually under such plans. We have repurchased 9,072,650 shares during the nine months ended September 30, 2004. Total repurchases may vary depending on market conditions and the level of other investing activities.

         In response to market conditions, subsequent to the end of the third quarter of 2004, we began to repurchase shares to offset the anticipated 2005 dilutive impact of employee stock based compensation plans. As of November 4, 2004, we have repurchased 7.7 million shares since September 30, 2004.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a) Exhibits. See the Exhibit Index on page 46 of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2004.

          1. On September 27, 2004, a report was filed announcing the election of Bradley T. Sheares, President, U.S. Human Health of Merck & Co., Inc. to Honeywell's Board of Directors.

          2. On July 21, 2004, a report was filed which furnished, under Item 12, a press release reporting our earnings for the second quarter of 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Honeywell International Inc.

Date: November 5, 2004                      By: /s/ Thomas A. Szlosek
                                                ------------------------------
                                                Thomas A. Szlosek
                                                Vice President and Controller
                                                (on behalf of the Registrant
                                                and as the Registrant's
                                                Principal Accounting Officer)

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

      31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      99                           Omitted (Inapplicable)

-------------------
*Data required by Statement of Financial Accounting Standards No. 128,
 "Earnings per Share", is provided in Note 6 to the condensed consolidated financial statements in this report.