Form 10-Q
period 2005-03-31
HONEYWELL INTERNATIONAL INC
filed 2005-05-05
CIK 773840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-8974

Honeywell International Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2640650 (I.R.S. Employer Identification No.)

101 Columbia Road Morris Township, New Jersey (Address of principal executive offices)	07962 (Zip Code)

(973) 455-2000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2005
$1 par value	853,029,624 shares

Honeywell International Inc.

______________

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions, except per share amounts)

Product sales	$5,188	$4,939
Service sales	1,265	1,239
	6,453	6,178

Costs, expenses and other
Cost of products sold	4,169	4,021
Cost of services sold	916	909
Selling, general and administrative expenses	854	808
(Gain) loss on sale of non-strategic businesses	(8)	(32)
Equity in (income) loss of affiliated companies	(31)	(7)
Other (income) expense	(24)	(10)
Interest and other financial charges	91	84
	5,967	5,773

Income before taxes	486	405
Tax expense	127	110

Net income	$359	$295

Earnings per share of common stock – basic	$0.42	$0.34

Earnings per share of common stock – assuming dilution	$0.42	$0.34

Cash dividends per share of common stock	$.20625	$.1875

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31, 2005	December 31, 2004
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,096	$3,586
Accounts, notes and other receivables	4,424	4,243
Inventories	3,391	3,160
Deferred income taxes	1,269	1,289
Other current assets	491	542
Assets held for disposal	1,242	–
Total current assets	14,913	12,820

Investments and long-term receivables	482	542
Property, plant and equipment – net	4,386	4,331
Goodwill	7,575	6,013
Other intangible assets – net	1,242	1,241
Insurance recoveries for asbestos related liabilities	1,476	1,412
Deferred income taxes	611	613
Prepaid pension benefit cost	2,902	2,985
Other assets	1,073	1,105
Total assets	$34,660	$31,062

LIABILITIES
Current liabilities:
Accounts payable	$2,644	$2,564
Short-term borrowings	739	28
Commercial paper	340	220
Current maturities of long-term debt	948	956
Accrued liabilities	4,838	4,971
Liabilities related to assets held for disposal	242	–
Due to Novar plc shareowners	1,800	–
Total current liabilities	11,551	8,739

Long-term debt	4,042	4,069
Deferred income taxes	447	397
Postretirement benefit obligations other than pensions	1,713	1,713
Asbestos related liabilities	2,029	2,006
Other liabilities	3,447	2,886

SHAREOWNERS’ EQUITY
Capital – common stock issued	958	958
– additional paid-in capital	3,584	3,574
Common stock held in treasury, at cost	(4,097)	(4,185)
Accumulated other nonowner changes	36	138
Retained earnings	10,950	10,767
Total shareowners’ equity	11,431	11,252

Total liabilities and shareowners’ equity	$34,660	$31,062

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Cash flows from operating activities:
Net income	$359	$295
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of non-strategic businesses	(8)	(32)
Repositioning, environmental and litigation charges	99	56
Severance and exit cost payments	(32)	(50)
Environmental and non-asbestos litigation payments	(43)	(37)
Asbestos related liability payments	(92)	(101)
Insurance receipts for asbestos related liabilities	9	18
Depreciation and amortization	167	167
Undistributed earnings of equity affiliates	(23)	(8)
Deferred income taxes	3	29
Pension and other postretirement benefits expense	137	160
Other postretirement benefit payments	(42)	(48)
Other	(6)	(20)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(9)	(168)
Inventories	(85)	(46)
Other current assets	44	(14)
Accounts payable	(13)	75
Accrued liabilities	(136)	61
Net cash provided by operating activities	329	337

Cash flows from investing activities:
Expenditures for property, plant and equipment	(135)	(135)
Proceeds from disposals of property, plant and equipment	1	–
Decrease in investments	285	80
Cash acquired in acquisition of Novar plc	86	–
Cash paid for acquisitions	(3)	(96)
Proceeds from sales of businesses	(5)	71
Net cash provided by (used for) investing activities	229	(80)

Cash flows from financing activities:
Net increase in commercial paper	120	365
Net (decrease) increase in short-term borrowings	(2)	3
Proceeds from issuance of common stock	67	26
Payments of long-term debt	(10)	(20)
Repurchases of common stock	–	(229)
Cash dividends on common stock	(176)	(161)
Net cash (used for) financing activities	(1)	(16)

Effect of foreign exchange rate changes on cash and cash equivalents	(47)	9

Net increase in cash and cash equivalents	510	250
Cash and cash equivalents at beginning of year	3,586	2,950
Cash and cash equivalents at end of period	$4,096	$3,200

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2005.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual quarterly closing dates for the three-month periods ended March 31, 2005 and 2004 were April 2, 2005 and April 3, 2004, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading “Investor Relations”.

The financial information as of March 31, 2005 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2004.

NOTE 2. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the required effective date for SFAS 123R. The new rule allows companies to adopt SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005, instead of at the beginning of their first interim or annual reporting period that begins after June 15, 2005. We will adopt SFAS 123R effective January 1, 2006 and are currently assessing its impact on our 2006 consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, (FIN 47), which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the impact of FIN 47 on our consolidated financial statements.

NOTE 3. We account for our fixed stock option plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, there is no compensation cost recognized for our fixed stock option plans, because the options granted under these plans have an exercise price equal to the market value of the underlying stock at the grant date. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation” (SFAS No. 123), as amended, allows, but does not require, companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS No. 123, we elected to continue to account for compensation cost for our fixed stock option plans using the intrinsic value based method under APB No. 25. See Note 2 for a discussion of recently issued rules regarding accounting for stock-based payments. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$359	$295
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(14)	(9)
Pro forma net income	$345	$286

Earnings per share of common stock:
Basic - as reported	$0.42	$0.34
Basic - pro forma	$0.40	$0.33

Earnings per share of common stock:
Assuming dilution - as reported	$0.42	$0.34
Assuming dilution - pro forma	$0.40	$0.33

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$10.73	$10.44

Assumptions:
Historical dividend yield	2.4%	2.4%
Historical volatility	35.3%	38.1%
Risk-free rate of return	3.7%	2.4%
Expected life (years)	5.0	5.0

NOTE 4. On March 31, 2005, Honeywell declared it’s Offers for the entire issued and ordinary preference share capital of Novar plc (Novar) wholly unconditional and assumed control of Novar as of that date. The aggregate value of the Offers is approximately $2.4 billion (fully diluted for the exercise of all outstanding options), including the assumption of approximately $569 million of outstanding debt, net of cash. The payment for Novar’s share capital and the repayment of all of Novar’s existing debt is expected to occur in the second quarter of 2005 and will be funded with our existing cash resources.

Novar had consolidated revenues of approximately $2.7 billion in 2004 and operates globally in three different businesses. Intelligent Building Systems (IBS) is a global business supplying electrical, electronic and control products and services to building operators, contractors and developers. The IBS business will be integrated into our Automation and Control Solutions segment and will enhance our offerings of security, fire and building controls products and services, particularly in the United Kingdom and Germany, and support our strategy of global growth of these businesses. Indalex Aluminum Solutions (Indalex) is a leading manufacturer of aluminum extrusions with a comprehensive network of plants across North America. Security Printing Services (Security Printing) is engaged in the printing of checks, other financial instruments, business forms and providing other check-related services for financial institutions, credit unions and their customers and members throughout the United States. We do not intend to hold the Indalex and Security Printing businesses in the long-term and are pursuing strategic alternatives for these businesses and, accordingly, these businesses have been classified as held for sale in our March 31, 2005 Consolidated Balance Sheet.

Due to the timing of the closing date of the acquisition, the results of operations of Novar had no impact on the consolidated results of operations of Honeywell for the three months ended March 31, 2005. The pro forma results for Honeywell for each of the three-month periods ended March 31, 2005 and 2004, assuming the acquisition had been made at the beginning of 2004, would not be materially different from reported results. The following table presents the impact of the acquisition of Novar on our March 31, 2005 Consolidated Balance Sheet. The amounts shown reflect the reclassification of the assets and liabilities of the Indalex and Security Printing businesses to held for sale and the preliminary allocation of the purchase price to the acquired assets and liabilities of Novar. The finalization of the purchase price allocation will be completed as soon as possible once appraisals, valuations and other studies are completed.

Cash	$86
Accounts and other receivables	345
Inventories	143
Assets held for disposal	1,242
Investments and long-term receivables	17
Property, plant and equipment - net	122
Goodwill	1,578
Total assets	$3,533

Accounts payable	$(96)
Short-term borrowings	(710)
Accrued liabilities	(89)
Liabilities related to assets held for disposal	(242)
Due to Novar shareowners	(1,800)
Other liabilities	(596)
Total liabilities	$(3,533)

The following table presents balance sheet information for the Indalex and Security Printing businesses acquired as part of the Novar transaction described above which are classified as held for sale in our March 31, 2005 Consolidated Balance Sheet.

Accounts and other receivables	$197
Inventories	84
Other current assets	41
Investments and long-term receivables	88
Property, plant and equipment - net	253
Goodwill	579
Assets held for disposal	$1,242

Accounts payable	$(84)
Accrued liabilities	(92)
Other liabilities	(66)
Liabilities related to assets held for disposal	$(242)

NOTE 5. A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2005	2004
Severance	$28	$15
Asset impairments	2	4
Exit costs	4	3
Reserve adjustments	(6)	(7)
Total net repositioning charge	28	15

Asbestos related litigation charges, net of insurance	34	11
Other probable and reasonably estimable legal and environmental liabilities	37	30

Total net repositioning and other charges	$99	$56

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,
	2005	2004
Cost of products and services sold	$102	$52
Selling, general and administrative expenses	(3)	2
Equity in (income) loss of affiliated companies	–	2
	$99	$56

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended March 31,
	2005		2004
Aerospace	$2		$1
Automation and Control Solutions	15		3
Specialty Materials	2		4
Transportation Systems	(10	)(a)	18
Corporate	90		30
	$99		$56

(a)	Amount includes a repositioning charge of $8 million and a net asbestos related credit of $18 million.

In the first quarter of 2005, we recognized a repositioning charge of $34 million primarily for severance costs related to workforce reductions of 1,340 manufacturing and administrative positions across all of our reportable segments. Also, during the first quarter of 2005, $6 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance accruals relates primarily to changes in the scope of previously announced severance programs and for severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell in the first quarter of 2005.

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

The following table summarizes the status of our total repositioning accruals:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2004	$97	$–	$19	$116
2005 charges	28	2	4	34
2005 usage	(30)	(2)	(2)	(34)
Adjustments	(5)	–	(1)	(6)
Balance at March 31, 2005	$90	$–	$20	$110

In the first quarter of 2005, we recognized a charge of $37 million primarily for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO related pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables. See Note 14 for further discussion.

In the first quarter of 2004, we recognized a charge of $30 million for environmental liabilities deemed probable and reasonably estimable in the quarter, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 14 for further discussion.

NOTE 6. In the first quarter of 2005, we recognized a pretax gain of $8 million (after-tax $5 million) for post-closing adjustments related to the divestiture of our Security Monitoring business in the prior year.

In the first quarter of 2004, we sold our VCSEL Optical Products business in our Automation and Control Solutions reportable segment for cash proceeds of $74 million resulting in a pretax gain of $32 million (after-tax $14 million).

NOTE 7. The details of the earnings per share calculations for the three-month periods ended March 31, 2005 and 2004 follow:

	Three Months 2005		Three Months 2004
	Basic	Assuming Dilution	Basic	Assuming Dilution
Net income	$359	$359	$295	$295

Average shares outstanding	852.5	852.5	860.5	860.5
Dilutive securities issuable in connection with stock plans	–	3.9	–	3.6
Total average shares outstanding	852.5	856.4	860.5	864.1

Earnings per share of common stock	$0.42	$0.42	$0.34	$0.34

The diluted earnings per share calculation excludes the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended March 31, 2005 and 2004, the number of stock options not included in the computations were 18.3 and 38.7 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 8. Accounts, notes and other receivables consist of the following:

	March 31, 2005	December 31, 2004

Trade	$3,982	$3,656
Other	588	724
	4,570	4,380
Less – Allowance for doubtful accounts	(146)	(137)
	$4,424	$4,243

NOTE 9. Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,381	$1,153
Work in process	777	779
Finished products	1,384	1,382
	3,542	3,314
Less – Progress payments	(21)	(24)
– Reduction to LIFO cost basis	(130)	(130)
	$3,391	$3,160

NOTE 10. The change in the carrying amount of goodwill for the three months ended March 31, 2005 by reportable segment is as follows:

	Dec. 31, 2004	Acquisitions		(Divestitures)	Currency Translation Adjustment	Mar. 31, 2005
Aerospace	$1,721	$9		$–	$(2)	$1,728
Automation and Control Solutions	2,954	1,570	(A)	–	(5)	4,519
Specialty Materials	779	–		–	(2)	777
Transportation Systems	559	–		–	(8)	551
	$6,013	$1,579		$–	$(17)	$7,575

(A) Includes initial goodwill amount of $1,578 million associated with the acquisition of Novar. Amount will be adjusted once appraisals, valuations and other studies are completed. See Note 4 for further details.

Intangible assets are comprised of:

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Investments in Aerospace customer incentives	$957	$(183)	$774	$952	$(176)	$776
Patents and trademarks	462	(307)	155	445	(310)	135
Other	504	(228)	276	512	(219)	293
	1,923	(718)	1,205	1,909	(705)	1,204
Trademark with indefinite life	46	(9)	37	46	(9)	37
	$1,969	$(727)	$1,242	$1,955	$(714)	$1,241

Amortization expense related to intangible assets was $21 million for both the three months ended March 31, 2005 and 2004. Amortization expense related to intangible assets for 2005 to 2009 is expected to approximate $75 million each year.

We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2005 and determined that there was no impairment as of that date.

NOTE 11. Total nonowner changes in shareowners’ equity consist of the following:

	Three Months Ended March 31,
	2005	2004
Net income	$359	$295
Foreign exchange translation adjustments	(111)	15
Change in fair value of effective cash flow hedges	9	(1)
	$257	$309

NOTE 12. Segment financial data follows:

	Three Months Ended March 31,
	2005	2004
Net Sales
Aerospace	$2,504	$2,304
Automation and Control Solutions	1,992	1,947
Specialty Materials	801	856
Transportation Systems	1,156	1,071
Corporate	–	–
	$6,453	$6,178

Segment Profit
Aerospace	$379	$307
Automation and Control Solutions	201	195
Specialty Materials	59	48
Transportation Systems	155	143
Corporate	(44)	(39)
Total segment profit	750	654
Gain on sale of non-strategic businesses	8	32
Equity in income of affiliated companies	31	7
Other income	24	10
Interest and other financial charges	(91)	(84)
Pension and other postretirement benefits (expense) (A)	(137)	(160)
Repositioning, environmental and litigation charges (A)	(99)	(54)

Income before taxes	$486	$405

(A)	Amount included in cost of products and services sold and selling, general and administrative expenses.

NOTE 13. Net periodic pension and other postretirement benefits costs for our significant plans include the following components.

	Three Months Ended March 31,
	2005	2004
Pension Benefits
Service cost	$59	$60
Interest cost	191	189
Expected return on plan assets	(265)	(262)
Amortization of prior service cost	7	9
Recognition of actuarial losses	95	102
	$87	$98

	Three Months Ended March 31,
	2005	2004
Other Postretirement Benefits
Service cost	$5	$5
Interest cost	29	36
Expected return on plan assets	–	–
Amortization of prior service (credit)	(9)	(9)
Recognition of actuarial losses	17	24
	$42	$56

Effective December 31, 2004, we adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2). FSP No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The impact of the Act reduced other postretirement benefits expense by approximately $12 million in the three months ended March 31, 2005. This decrease in other postretirement benefits expense resulted from lower amortization of actuarial losses of approximately $9 million due to the effect of the actuarial gain experienced from the impact of the Act and from lower interest cost of approximately $3 million.

NOTE 14. COMMITMENTS AND CONTINGENCIES

ERISA Class Action Lawsuit - Honeywell and several of its current and former officers and directors are defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the “Savings Plan”) by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell’s financial performance, and failing to diversify the Savings Plan’s assets and monitor the prudence of Honeywell stock as a Savings Plan investment. Honeywell has agreed to settle this matter for $14 million plus an agreement to permit Savings Plan participants greater diversification rights. The settlement will be paid in full by Honeywell’s insurers. Final Court approval of the settlement is expected in the third quarter of 2005.

Environmental Matters – We are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

In February 2005, the Third Circuit Court of Appeals upheld the decision of the United States District Court for the District of New Jersey in the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al., that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Provisions have been made in our financial statements for the cost of implementation of the excavation and offsite removal remedy, which is expected to take place over a five-year period. The cost of implementation is expected to be incurred evenly over that period. We do not expect implementation of the remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. The site at issue is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Remedial investigations and activities consistent with the ACO are underway at the other sites (the “Honeywell ACO Sites”).

On May 3, 2005, NJDEP filed a lawsuit in New Jersey Superior Court against Honeywell and two other companies seeking declaratory and injunctive relief, unspecified damages, and the reimbursement of unspecified total costs relating to sites in New Jersey allegedly contaminated with chrome ore processing residue. The claims against Honeywell relate to the activities of a predecessor company which ceased its New Jersey manufacturing operations in the mid-1950s. While the complaint is not entirely clear, it appears that approximately 100 sites are at issue, including 17 of the Honeywell ACO Sites, approximately 32 sites at which the other two companies have agreed to remediate under separate administrative consent orders, as well as approximately 53 other sites (identified in the complaint as the “Publicly Funded Sites”) for which none of the three companies have signed an administrative consent order. In addition to claims specific to each company, NJDEP claims that all three companies should be collectively liable for all the chrome sites based on a “market share” theory. In addition, NJDEP is seeking treble damages for all costs it has incurred or will incur at the Publicly Funded Sites. Honeywell has previously denied responsibility for the Publicly Funded Sites. Honeywell believes that it has no connection with either the sites covered by the other companies’ administrative consent orders or the Publicly Funded Sites and, therefore, we have no responsibility for those sites. At the Honeywell ACO Sites, we are conducting remedial investigations and activities consistent with the ACO; thus, we do not believe the lawsuit will significantly change our obligations with respect to the Honeywell ACO Sites.

Although it is not possible at this time to predict the outcome of this matter, we believe that the allegations are without merit and we intend to vigorously defend against this lawsuit. We do not expect this matter to have a material adverse effect on our consolidated financial position. While we expect to prevail, an adverse litigation outcome could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid.

In accordance with a 1992 consent decree with the State of New York, Honeywell is studying environmental conditions in and around Onondaga Lake (the Lake) in Syracuse, New York. The purpose of the study is to identify, evaluate and propose remedial measures that can be taken to remedy historic industrial contamination in the Lake. A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the

Lake. In November 2004, the New York State Department of Environmental Conservation (the DEC) issued its Proposed Plan for remediation of industrial contamination in the Lake. There will be a public comment period until May 1, 2005. The U.S. Environmental Protection Agency has issued a letter concurring with the Proposed Plan. The DEC is currently expected to issue its Record of Decision in July 2005.

The Proposed Plan calls for a combined dredging/capping remedy generally in line with the approach recommended in the Feasibility Study submitted by Honeywell in May 2004 (the May 2004 Feasibility Study). Although the Proposed Plan calls for additional remediation in certain parts of the Lake, it would not require the most extensive dredging alternatives described in the May 2004 Feasibility Study. The DEC’s aggregate cost estimate is based on the high end of the range of potential costs for major elements of the Proposed Plan and includes a contingency. The actual cost of the Proposed Plan will depend upon, among other things, the resolution of certain technical issues during the design phase of the remediation, expected to occur sometime in 2007 and beyond.

Based on currently available information and analysis performed by our engineering consultants, we have accrued for our estimated cost of implementing the remedy set forth in the Proposed Plan. Our estimating process considered a range of possible outcomes and amounts recorded reflect our best estimate at this time. We do not believe that this matter will have a material adverse impact on our consolidated financial position. Given the scope and complexity of this project, it is possible that actual costs could exceed estimated costs by an amount that could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. At this time, however, we cannot identify any legal, regulatory or technical reason to conclude that a specific alternative outcome is more probable than the outcome for which we have made provisions in our financial statements.

Asbestos Matters – Like many other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. We did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos related disease in the vast majority of claimants. Products containing asbestos previously manufactured by Honeywell or by previously owned subsidiaries fall into two general categories; refractory products and friction products.

Refractory Products – Honeywell owned North American Refractories Company (NARCO) from 1979 to 1986. NARCO produced refractory products (high temperature bricks and cement) which were sold largely to the steel industry in the East and Midwest. Less than 2 percent of NARCO’s products contained asbestos.

When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant’s asbestos exposure. As of the date of NARCO’s bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with NARCO claims.

As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. Because the claims pending against Honeywell necessarily will impact the liabilities of NARCO, because the insurance policies held by Honeywell are essential to a successful NARCO reorganization, and because Honeywell has offered to commit the value of those policies to the reorganization, the bankruptcy court has temporarily enjoined any claims against Honeywell, current or future, related to NARCO, except one claim which is not material as to which the stay was lifted in August 2003. Although the stay has remained in effect continuously since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO’s bankruptcy filing, we paid NARCO’s parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO’s parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell, and to pay NARCO’s parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation, respectively, of such a plan.

As a result of negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements with approximately 260,000 claimants, which represents in excess of 90 percent of the anticipated current claimants who are expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors and the Court-appointed legal representative for future asbestos claimants on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. NARCO has deferred filing its plan of reorganization pending resolution of the bankruptcy proceedings related to one of its sister companies. We now expect the NARCO plan of reorganization and the NARCO trust to be approved by the Court later in 2005. As part of its ongoing settlement negotiations, Honeywell has reached agreement in principle with the representative for future NARCO claimants to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell’s operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Committee of Asbestos Creditors during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims and recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consisted of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO’s parent, net of insurance recoveries of $1.8 billion. During the three months ended March 31, 2005, we recognized a charge of approximately $52 million to reflect a settlement of certain pending asbestos claims during the quarter.

The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with in excess of 90 percent of current claimants. Substantially all settlement payments with respect to current claims are expected to be made by the end of 2007.

The liability for future claims estimates the probable value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and obligations to NARCO’s parent as discussed above. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Committee of Asbestos Creditors and the NARCO future claimants representative. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5. Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon historical experience with similar trusts. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust.

Honeywell has approximately $1.3 billion in insurance limits remaining that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2005, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. This includes agreements with a substantial majority of the London-based insurance companies entered into primarily in the first quarter of 2004. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. In the second quarter of 2004, based on our ongoing evaluation of our ability to enforce our rights under the various insurance policies, we concluded that we had additional probable insurance recoveries of $47 million, net of solvency reserves, which has been reflected in insurance receivables. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

Friction Products – Honeywell’s Bendix Friction Materials (Bendix) business manufactured automotive brake pads that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals that allege to have performed brake replacements.

From 1981 through March 31, 2005, we have resolved approximately 72,000 Bendix related asbestos claims including trials covering 120 plaintiffs, which resulted in 115 favorable verdicts. Trials covering five individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal and the remaining three claims were settled.

The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31, 2005	Years Ended December 31,
Claims Activity		2004	2003

Claims Unresolved at the beginning of period	76,348	72,976	50,821
Claims Filed	2,850	10,504	25,765
Claims Resolved	(727)	(7,132)	(3,610)
Claims Unresolved at the end of period	78,471	76,348	72,976

		December 31,
Disease Distribution of Unresolved Claims	March 31, 2005	2004	2003

Mesothelioma and Other Cancer Claims	3,744	3,534	3,277
Other Claims	74,727	72,814	69,699
Total Claims	78,471	76,348	72,976

Approximately 30 percent of the approximately 78,000 pending claims at March 31, 2005 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 78,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that allow for consolidated filings. In these jurisdictions, plaintiffs are permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. Honeywell has experienced average resolution values excluding legal costs as follows:

	Years Ended December 31,
	2004	2003	2002
	(in whole dollars)
Malignant claims	$90,000	$95,000	$166,000
Nonmalignant claims	$1,600	$3,500	$1,300

It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

We have accrued for the estimated cost of pending Bendix related asbestos claims. The estimate is based on the number of pending claims at March 31, 2005, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

During the three months ended March 31, 2005, we entered into a structured insurance settlement which converted policies into future fixed, non-contingent payment streams, resulting in a gain of approximately $160 million. Additionally, during the three months ended March 31, 2005, we recognized a charge of approximately $108 million for write-offs of certain amounts due from insurance carriers. At March 31, 2005, we had amounts receivable from our insurers of approximately $400 million representing probable reimbursements associated with our liability for pending claims and previously settled and paid claims, and for amounts due under negotiated fixed payment streams.

On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 50 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 40 percent.

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

Refractory and Friction Products – NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31, 2005	December 31, 2004
Other current assets	$145	$150
Insurance recoveries for asbestos related liabilities	1,476	1,412
	$1,621	$1,562

Accrued liabilities	$729	$744
Asbestos related liabilities	2,029	2,006
	$2,758	$2,750

During the three months ended March 31, 2005, we paid $92 million in indemnity and defense costs related to NARCO and Bendix claims and received $9 million of asbestos related insurance recoveries. We also recognized a charge of $34 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO related pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables.

We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy or our asbestos liabilities and related insurance recoveries.

Other Matters – We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, and health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of probable losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Given the uncertainty inherent in litigation, we do not believe it is possible to develop estimates of the range of reasonably possible loss in excess of current accruals for these matters. Considering our past experience and existing accruals, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid.

Warranties and Guarantees – As disclosed in Note 21 to our consolidated financial statements in our 2004 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. As of March 31, 2005, there has been no material change to these guarantees.

The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Three Months Ended March 31,
	2005	2004

Beginning of period	$299	$275
Accruals for warranties/guarantees issued during the period	54	63
Adjustments of pre-existing warranties/guarantees	(1)	10
Settlement of warranty/guarantee claims	(54)	(55)
End of period	$298	$293

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners

of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2005, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of shareowners’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 25, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Florham Park, NJ

May 4, 2005

______________

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts)

A. RESULTS OF OPERATIONS – FIRST QUARTER 2005 COMPARED WITH FIRST QUARTER 2004

Net Sales

	2005	2004
Net sales	$6,453	$6,178
% change compared with prior period	4%

The increase in net sales in the first quarter of 2005 compared with the first quarter of 2004 is attributable to the following:

Acquisitions	1%
Divestitures	(3)
Price	2
Volume	3
Foreign Exchange	1
4%

A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Cost of Products and Services Sold

	2005	2004
Cost of products and services sold	$5,085	$4,930
Gross margin %	21.2%	20.2%

Gross margin increased by 1.0 percentage points in the first quarter of 2005 compared with the first quarter of 2004 due primarily to an increase in sales of our commercial Aerospace aftermarket products and services, and lower pension and other postretirement benefits expense of $20 million, partially offset by an increase in environmental, litigation and net repositioning charges of $50 million.

Selling, General and Administrative Expenses

	2005	2004
Selling, general and administrative expenses	$854	$808
Percent of sales	13.2%	13.1%

Selling, general and administrative expenses increased by $46 million, or 6 percent in the first quarter of 2005 compared with the first quarter of 2004 due to an increase in general and administrative expenses of $35 million due in part to higher spending for information technology systems and an increase in selling expenses of $19 million from higher sales, partially offset by a decrease in environmental, litigation and net repositioning charges of $5 million and lower pension and other postretirement benefits expense of $3 million.

	2005	2004
Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$137	$160
Decrease compared with prior period	$(23)

OPEB and pension expense decreased by $13 and $10 million, respectively, in the first quarter of 2005 compared with the first quarter of 2004. The decrease in OPEB expense resulted principally from the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 13 of Notes to Financial Statements for further discussion. The decrease in pension expense was due principally to a decrease in the amortization of unrecognized losses as actual plan asset returns were higher than the expected rate of return in 2003 and 2004.

(Gain) Loss on Sale of Non-Strategic Businesses

	2005	2004
(Gain) loss on sale of non-strategic businesses	$(8)	$(32)

Gain on sale of non-strategic businesses of $8 million in the first quarter of 2005 represents post-closing adjustments related to the divestiture of our Security Monitoring business in the second quarter of 2004. Gain on sale of non-strategic businesses of $32 million in the first quarter of 2004 represented the pretax gain on the sale of our VCSEL Optical Products business in our Automation and Control Solutions reportable segment.

Equity in (Income) Loss of Affiliated Companies

	2005	2004
Equity in (income) loss of affiliated companies	$(31)	$(7)

Equity income increased by $24 million in the first quarter of 2005 compared with the first quarter of 2004 due primarily to higher earnings from our UOP process technology joint venture (UOP) due to strength in the oil and gas market segment. The prior year’s equity income also included a charge of $2 million related to repositioning actions at UOP.

Other (Income) Expense

	2005	2004
Other (income) expense	$(24)	$(10)

Other income increased by $14 million in the first quarter of 2005 compared with the first quarter of 2004 due principally to an increase in interest income from higher cash balances.

Interest and Other Financial Charges

	2005	2004
Interest and other financial charges	$91	$84
% change compared with prior period	8%

Interest and other financial charges increased by $7 million, or 8 percent in the first quarter of 2005 compared with the first quarter of 2004 due principally to higher average interest rates in the current period partially offset by lower average short-term debt outstanding.

Tax Expense

	2005	2004
Tax expense	$127	$110
Effective tax rate	26.1%	27.2%

The effective tax rate decreased by 1.1 percentage points in the first quarter of 2005 compared with the first quarter of 2004 due principally to the tax impact of the gain on the sale of our VSCEL Optical Products business in the prior year’s first quarter. The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign tax planning strategies.

Net Income

	2005	2004
Net income	$359	$295
Earnings per share of common stock - assuming dilution	$0.42	$0.34

The increase of $0.08 per share in the first quarter of 2005 compared with the first quarter of 2004 relates primarily to an increase in segment profit in each of our reportable segments, driven primarily by strong volume conversion in our Aerospace reportable segment, and lower pension and other postretirement benefits expense, partially offset by an increase in net repositioning, environmental and litigation charges.

Review of Business Segments

	Three Months Ended March 31,
	2005	2004
Net Sales
Aerospace	$2,504	$2,304
Automation and Control Solutions	1,992	1,947
Specialty Materials	801	856
Transportation Systems	1,156	1,071
Corporate	–	–
	$6,453	$6,178
Segment Profit
Aerospace	$379	$307
Automation and Control Solutions	201	195
Specialty Materials	59	48
Transportation Systems	155	143
Corporate	(44)	(39)
Total segment profit	750	654
Gain on sale of non-strategic businesses	8	32
Equity in income of affiliated companies	31	7
Other income	24	10
Interest and other financial charges	(91)	(84)
Pension and other postretirement benefits (expense) (A)	(137)	(160)
Repositioning, environmental and litigation charges (A)	(99)	(54)
Income before taxes	$486	$405

(A)	Amount included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2005	2004
Net sales	$2,504	$2,304
% change compared with prior period	9%
Segment profit	$379	$307
% change compared with prior period	23%

Aerospace sales by major customer end-markets for the three months ended March 31, 2005 and 2004 were as follows:

	% of Aerospace Sales		% Change in Sales
Customer End-Markets	2005	2004	2005 Versus 2004
Commercial:
Air transport aftermarket	21%	22%	7%
Air transport original equipment	9	10	6
Regional transport aftermarket	7	8	2
Regional transport original equipment	2	2	(1)
Business and general aviation aftermarket	9	8	15
Business and general aviation original equipment	10	7	45
Defense and Space:
Defense and space aftermarket	11	12	3
Defense and space original equipment	31	31	5
Total	100%	100%	9%

Aerospace sales increased by 9 percent in the first quarter of 2005 compared with the first quarter of 2004 due primarily to higher volumes. Details by customer end-markets driving the increase in sales are as follows:

•	Air transport aftermarket sales improved in 2005 primarily related to a 6.5 percent increase in global flying hours.
•	Air transport original equipment (OE) sales increased in 2005 primarily reflecting higher aircraft deliveries by our OE customers (primarily Airbus and Boeing).
•	Regional transport aftermarket sales increased in 2005 primarily due to an increase in flying hours of regional carriers.
•

Business and general aviation aftermarket sales were higher in 2005 primarily reflecting increased upgrade activity in avionics equipment to meet certain regulatory standards mandated to be in place by March 31, 2005.

•	Business and general aviation OE sales improved in 2005 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet OE manufacturers.
•	Defense and space OE and aftermarket sales were both higher in 2005 principally due to platform upgrades and war-related replenishment activities.

Aerospace segment profit increased by 23 percent in the first quarter of 2005 compared with the first quarter of 2004 due primarily to volume growth.

Automation and Control Solutions

	2005	2004
Net sales	$1,992	$1,947
% change compared with prior period	2%
Segment profit	$201	$195
% change compared with prior period	3%

Automation and Control Solutions sales increased by 2 percent in the first quarter of 2005 compared with the first quarter of 2004 due to the favorable effects of foreign exchange of 2 percent and acquisitions, net of divestitures, of 1 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 4 percent for our Automation and Control Products businesses driven principally by volume growth and acquisitions in our security and life safety products businesses. Sales for our Process Solutions business increased by 4 percent due primarily to the favorable effect of foreign exchange. Sales for our Building Solutions business decreased by 3 percent due primarily to the divestiture of our Security Monitoring business in the prior year partially offset by growth in service and energy retrofits.

Automation and Control Solutions segment profit increased by 3 percent in the first quarter of 2005 compared with the first quarter of 2004 as the favorable effect of productivity actions more than offset the unfavorable effects of lower prices and investments in sales and marketing initiatives.

Specialty Materials

	2005	2004
Net sales	$801	$856
% change compared with prior period	(6)%
Segment profit	$59	$48
% change compared with prior period	23%

Specialty Materials sales decreased by 6 percent in the first quarter of 2005 compared with the first quarter of 2004 due to the divestiture of our Performance Fibers business in the prior year of 11 percent and lower volumes of 5 percent, partially offset by the impact of higher prices of 9 percent (mainly in our Nylon and Chemicals businesses) and the favorable effect of foreign exchange of 1 percent. Sales for our Nylon business increased by 14 percent driven by price increases and favorable sales mix. Sales for our Chemicals business improved by 11 percent principally driven by price increases and continuing demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Electronic Materials business decreased by 15 percent driven by lower volumes due to market softness in the semiconductor industry.

Specialty Materials segment profit increased by 23 percent in the first quarter of 2005 compared with the first quarter of 2004 due principally to favorable sales mix, price increases and the favorable effect of productivity actions, including the benefits from prior repositioning actions, partially offset by higher raw material costs (principally phenol resulting from increases in benzene prices).

Transportation Systems

	2005	2004
Net sales	$1,156	$1,071
% change compared with prior period	8%
Segment profit	$155	$143
% change compared with prior period	8%

Transportation Systems sales increased by 8 percent in the first quarter of 2005 compared with the first quarter of 2004 due primarily to higher volumes of 3 percent, the favorable effect of foreign exchange of 3 percent and the impact of higher prices of 2 percent (principally ethylene glycol in our Consumer Products Group business). The increase in sales for the segment resulted principally from a 14 percent increase in sales in our Honeywell Turbo Technologies business due to a favorable sales mix and volume growth driven by continued strength in the North American truck segment and increasing diesel penetration in Europe, partially offset by softening of passenger car demand in Europe, and the favorable effect of foreign exchange.

Transportation Systems segment profit increased by 8 percent in the first quarter of 2005 compared with the first quarter of 2004 due primarily to the effect of higher sales in our Honeywell Turbo Technologies business.

Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2005	2004
Severance	$28	$15
Asset impairments	2	4
Exit costs	4	3
Reserve adjustments	(6)	(7)
Total net repositioning charge	28	15
Asbestos related litigation charges, net of insurance	34	11
Other probable and reasonably estimable legal and environmental liabilities	37	30
Total net repositioning and other charges	$99	$56

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,
	2005	2004
Cost of products and services sold	$102	$52
Selling, general and administrative expenses	(3)	2
Equity in (income) loss of affiliated companies	–	2
	$99	$56

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended March 31,
	2005		2004
Aerospace	$2		$1
Automation and Control Solutions	15		3
Specialty Materials	2		4
Transportation Systems	(10	)(a)	18
Corporate	90		30
	$99		$56

(a)	Amount includes a repositioning charge of $8 million and a net asbestos related credit of $18 million.

In the first quarter of 2005, we recognized a repositioning charge of $34 million primarily for severance costs related to workforce reductions of 1,340 manufacturing and administrative positions across all of our reportable segments. Also, during the first quarter of 2005, $6 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance accruals relates primarily to changes in the scope of previously announced severance programs and for severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell in the first quarter of 2005.

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

The 2004 and 2005 repositioning actions will generate incremental pretax savings of approximately $90 million in 2005 compared with 2004 principally from planned workforce reductions. Cash spending for severance and other exit costs necessary to execute these actions were $32 million in the three months ended March 31, 2005 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute these actions will approximate $100 million in 2005 and will be funded primarily though operating cash flows.

In the first quarter of 2005, we recognized a charge of $37 million primarily for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO related pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables. See Note 14 of Notes to Financial Statements for further discussion.

In the first quarter of 2004, we recognized a charge of $30 million for environmental liabilities deemed probable and reasonably estimable in the quarter,

including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 14 of Notes to Financial Statements for further discussion.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004, are summarized as follows:

	2005	2004
Cash provided by (used for):
Operating activities	$329	$337
Investing activities	229	(80)
Financing activities	(1)	(16)
Effect of exchange rate changes on cash	(47)	9
Net increase in cash and cash equivalents	$510	$250

Cash provided by operating activities decreased by $8 million during the first three months of 2005 compared with the first three months of 2004 due primarily to increased earnings more than offset by higher payments for accrued operating expenses.

We made asbestos related payments of $92 million, including legal fees, in the first three months of 2005 and expect to make additional asbestos related payments of approximately $600 million during the remainder of 2005. This estimate is based on our experience in the first three months of 2005 regarding the timing of submissions of required evidential data by plaintiff firms. We had $9 million of asbestos related insurance recoveries during the first three months of 2005. We expect to receive approximately $175 million in asbestos related insurance recoveries during the remainder of 2005. These cash flow projections are consistent with our existing asbestos reserves and anticipated insurance recoveries for asbestos related liabilities. See Note 14 of Notes to Financial Statements for further details.

Cash provided by investing activities increased by $309 million during the first three months of 2005 compared with the first three months of 2004 due primarily to an increase in proceeds of $205 million from maturities of investment securities, lower spending for acquisitions of $93 million and the cash related to the acquisition of Novar of $86 million. The increase in cash provided by investing activities was partially offset by lower proceeds from sales of businesses of $76 million as the prior year included the proceeds from the disposition of our VCSEL Optical Products business.

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

Cash used for financing activities decreased by $15 million during the first three months of 2005 compared with the first three months of 2004 due primarily to a decrease in repurchases of common stock of $229 million and higher proceeds from issuance of common stock of $41 million partially offset by lower net borrowings of $240 million and higher dividend payments of $15 million. Total debt of $6,069 million at March 31, 2005 was $796 million, or 15 percent higher than at December 31, 2004 principally due to $710 million of short-term debt assumed in the Novar acquisition and higher commercial paper borrowings. At March 31, 2005, we also had $1.8 billion due to Novar shareowners.

Liquidity

See our 2004 Annual Report on Form 10-K for a detailed discussion of our liquidity. As of March 31, 2005, except for the acquisition of Novar which is described in detail in Note 4 of Notes to Financial Statements, there have been no material changes in our liquidity. The payment for Novar’s share capital of approximately $1.8 billion and the repayment of all of Novar’s existing debt of approximately $710 million is expected to occur in the second quarter of 2005 and will be funded with our existing cash resources. Additionally, the Indalex and Security Printing businesses acquired as part of the Novar transaction are expected to be sold later in 2005 for proceeds of approximately $1.0 to $1.5 billion.

C.	OTHER MATTERS

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of Notes to Financial Statements.

Recent Accounting Pronouncements

See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our 2004 Annual Report on Form 10-K (Item 7A). As of March 31, 2005, there has been no material change in this information.

ITEM 4.	CONTROLS AND PROCEDURES

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q in alerting them on a timely basis to material information relating to Honeywell required to be included in Honeywell’s periodic filings under the Exchange Act. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

As described in Note 4 of Notes to Financial Statements, effective March 31, 2005, we declared our Offers for the entire issued and ordinary preference share capital of Novar wholly unconditional and assumed control of Novar as of that date. We will be evaluating and modifying, as necessary, the controls and procedures of this recently acquired business.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of Notes to Financial Statements.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

Honeywell is a defendant in a lawsuit filed by the Arizona Attorney General’s Office on behalf of the Arizona Department of Environmental Quality (ADEQ). The complaint alleges various environmental violations and failure to make required disclosures. Honeywell believes that the allegations in this matter are without merit and intends to vigorously defend against this lawsuit. In September 2004, the Court partially dismissed several of the ADEQ’s significant allegations. In any event, we do not believe that this matter could have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareowners of Honeywell held on April 25, 2005, the following matters set forth in our Proxy Statement dated March 14, 2005, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors with the respective votes set forth opposite their names:

	FOR	WITHHELD
David M. Cote	706,593,364	34,061,607
Bradley T. Sheares	709,849,535	30,805,436
John R. Stafford	655,475,220	85,179,752
Michael W. Wright	709,682,594	30,972,377

2.

A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2005 was approved, with 713,167,882 votes cast FOR, 16,946,263 votes cast AGAINST, and 10,533,373 abstentions;

3.

A proposal regarding approval of amendments to Restated Certificate of Incorporation and By-laws eliminating the classified structure of the Board of Directors was approved, with 707,260,675 votes cast FOR (constituting 82.99% of outstanding shares), 21,067,287 votes cast AGAINST, and 12,329,961 abstentions;

4.

A proposal regarding approval of amendments to Restated Certificate of Incorporation and By-laws eliminating the supermajority voting provisions was approved, with 706,811,831 votes cast FOR (constituting 82.94% of outstanding shares), 21,272,636 votes cast AGAINST, and 12,573,457 abstentions;

5.

A shareowner proposal regarding constitution of a Majority Vote Shareholder Committee was not approved, with 245,441,834 votes cast FOR, 371,120,947 votes cast AGAINST, 15,380,846 abstentions and 108,714,297 broker non-votes;

6.

A shareowner proposal regarding separation of Honeywell’s Chairman of the Board of Directors and Chief Executive Officer positions was not approved, with 294,471,642 votes cast FOR, 323,461,350 votes cast AGAINST, 14,033,147 abstentions and 108,691,785 broker non-votes;

7.

A shareowner proposal regarding preparation of an executive pay disparity report was not approved, with 91,300,947 votes cast FOR, 513,138,908 votes cast AGAINST, 27,525,880 abstentions and 108,692,189 broker non-votes;

8.

A shareowner proposal regarding an executive compensation limit was not approved, with 85,776,941 votes cast FOR, 532,168,539 votes cast AGAINST, 14,021,237 abstentions and 108,691,207 broker non-votes;

9.

A shareowner proposal regarding a commonsense executive compensation framework proposal was not approved, with 83,082,977 votes cast FOR, 534,416,591 votes cast AGAINST, 14,465,642 abstentions and 108,692,714 broker non-votes.

ITEM 6.	EXHIBITS
(a)	Exhibits. See the Exhibit Index on page 36 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.
Date: May 5, 2005	By:	/s/ Thomas A. Szlosek
Thomas A. Szlosek Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10.23	Stock Plan for Non-Employee Directors of Honeywell International Inc Option Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed on April 29, 2005)

11	Computation of Per Share Earnings*

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Omitted (Inapplicable)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

______________

*Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 7 to the condensed consolidated financial statements in this report.