Form 10-Q
period 2005-06-30
HONEYWELL INTERNATIONAL INC
filed 2005-08-03
CIK 773840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                                 (973)455-2000

(Registrant’s telephone number, including area code)

                            NOT APPLICABLE

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   X   No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2005
$1 par value	855,146,647 shares

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions, except per share amounts)
Product sales	$5,630	$5,030	$10,818	$9,969
Service sales	1,396	1,358	2,661	2,597
	7,026	6,388	13,479	12,566

Costs, expenses and other
Cost of products sold	4,505	4,277	8,674	8,298
Cost of services sold	989	951	1,905	1,860
Selling, general and administrative expenses	935	823	1,789	1,631
(Gain) loss on sale of non-strategic businesses	18	(233)	10	(265)
Equity in (income) loss of affiliated companies	(29)	(17)	(60)	(24)
Other (income) expense	(3)	(18)	(27)	(28)
Interest and other financial charges	86	82	177	166
	6,501	5,865	12,468	11,638

Income from continuing operations before taxes	525	523	1,011	928
Tax expense	247	162	374	272
Income from continuing operations	278	361	637	656
Income from discontinued operations, net of taxes	28	–	28	–
Net income	$306	$361	$665	$656

Earnings per share of common stock – basic:
Income from continuing operations	$0.33	$0.42	$0.75	$0.76
Income from discontinued operations	0.03	–	0.03	–
Net income	$0.36	$0.42	$0.78	$0.76

Earnings per share of common stock – assuming dilution:
Income from continuing operations	$0.33	$0.42	$0.75	$0.76
Income from discontinued operations	0.03	–	0.03	–
Net income	$0.36	$0.42	$0.78	$0.76
Cash dividends per share of common stock	$.20625	$.1875	$.41250	$.3750

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30, 2005	December 31, 2004
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,929	$3,586
Accounts, notes and other receivables	4,559	4,243
Inventories	3,376	3,160
Deferred income taxes	1,236	1,289
Other current assets	550	542
Assets held for disposal	1,220	–
Total current assets	12,870	12,820
Investments and long-term receivables	468	542
Property, plant and equipment – net	4,353	4,331
Goodwill	7,343	6,013
Other intangible assets – net	1,570	1,241
Insurance recoveries for asbestos related liabilities	1,299	1,412
Deferred income taxes	718	613
Prepaid pension benefit cost	2,868	2,985
Other assets	1,079	1,105
Total assets	$32,568	$31,062

LIABILITIES
Current liabilities:
Accounts payable	$2,657	$2,564
Short-term borrowings	62	28
Commercial paper	724	220
Current maturities of long-term debt	838	956
Accrued liabilities	5,171	4,971
Liabilities related to assets held for disposal	220	–
Total current liabilities	9,672	8,739

Long-term debt	4,091	4,069
Deferred income taxes	513	397
Postretirement benefit obligations other than pensions	1,706	1,713
Asbestos related liabilities	1,823	2,006
Other liabilities	3,245	2,886

SHAREOWNERS’ EQUITY
Capital – common stock issued	958	958
– additional paid-in capital	3,596	3,574
Common stock held in treasury, at cost	(4,036)	(4,185)
Accumulated other nonowner changes	(80)	138
Retained earnings	11,080	10,767
Total shareowners’ equity	11,518	11,252

Total liabilities and shareowners’ equity	$32,568	$31,062

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,

	2005	2004
	(Dollars in millions)
Cash flows from operating activities:
Net income	$665	$656
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of non-strategic businesses	10	(265)
Repositioning, environmental, litigation and other charges	222	298
Severance and exit cost payments	(70)	(82)
Environmental and non-asbestos litigation payments	(107)	(92)
Asbestos related liability payments	(280)	(323)
Insurance receipts for asbestos related liabilities	99	48
Depreciation and amortization	343	328
Undistributed earnings of equity affiliates	(41)	(29)
Deferred income taxes	64	82
Pension and other postretirement benefits expense	282	322
Pension contributions – U.S. plans	–	(5)
Other postretirement benefit payments	(90)	(99)
Other	(75)	(80)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(126)	(243)
Inventories	(64)	12
Other current assets	19	(7)
Accounts payable	(5)	117
Accrued liabilities	52	204
Net cash provided by operating activities	898	842
Cash flows from investing activities:
Expenditures for property, plant and equipment	(294)	(283)
Proceeds from disposals of property, plant and equipment	25	2
Decrease in investments	285	80
Cash acquired in acquisition of Novar plc	86	–
Cash paid for acquisitions	(2,024)	(109)
Proceeds from sales of businesses	32	394
Net cash (used for) provided by investing activities	(1,890)	84
Cash flows from financing activities:
Net increase in commercial paper	504	95
Net (decrease) in short-term borrowings	(693)	(124)
Proceeds from issuance of common stock	89	45
Payments of long-term debt	(143)	(23)
Repurchases of common stock	–	(292)
Cash dividends on common stock	(352)	(322)
Net cash (used for) financing activities	(595)	(621)
Effect of foreign exchange rate changes on cash and cash equivalents	(70)	(23)
Net (decrease) increase in cash and cash equivalents	(1,657)	282
Cash and cash equivalents at beginning of year	3,586	2,950
Cash and cash equivalents at end of period	$1,929	$3,232

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NOTE 1.   In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three- and six-month periods ended June 30, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2005.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three- and six-month periods ended June 30, 2005 and 2004 were July 2, 2005 and July 3, 2004, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading “Investor Relations”.

The financial information as of June 30, 2005 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2004.

NOTE 2.   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the required effective date for SFAS No. 123R. The new rule allows companies to adopt SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005, instead of at the beginning of their first interim or annual reporting period that begins after June 15, 2005. We will adopt SFAS No. 123R effective January 1, 2006 and currently expect that the adoption of SFAS No. 123R will reduce 2006 diluted earnings per share by $0.08 to $0.10.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$306	$361	$665	$656
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(13)	(9)	(27)	(18)
Pro forma net income	$293	$352	$638	$638
Earnings per share of common stock:
Basic – as reported	$0.36	$0.42	$0.78	$0.76
Basic – pro forma	$0.34	$0.41	$0.75	$0.74

Earnings per share of common stock:
Assuming dilution - as reported	$0.36	$0.42	$0.78	$0.76
Assuming dilution - pro forma	$0.34	$0.41	$0.75	$0.74
The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$10.33	$11.04	$10.72	$10.45
Assumptions:
Historical dividend yield	2.4%	1.7%	2.4%	2.2%
Historical volatility	33.4%	37.5%	35.3%	38.1%
Risk-free rate of return	3.9%	3.5%	3.7%	2.4%
Expected life (years)	5.0	5.0	5.0	5.0

NOTE 4.   On March 31, 2005, Honeywell declared its Offers for the entire issued and ordinary preference share capital of Novar plc (Novar) wholly unconditional and assumed control of Novar as of that date. The aggregate value of the Offers was approximately $2.4 billion (fully diluted for the exercise of all outstanding options), including the assumption of approximately $569 million of outstanding debt, net of cash. The payment for Novar’s share capital and the repayment of substantially all of Novar’s existing debt occurred during the second quarter of 2005 and was funded with our existing cash resources.

Novar had consolidated revenues of approximately $2.7 billion in 2004 and operates globally in three different businesses. Intelligent Building Systems

(IBS) is a global business supplying electrical, electronic and control products and services to building operators, contractors and developers. The IBS business is being integrated into our Automation and Control Solutions segment and will enhance our offerings of security, fire and building controls products and services, particularly in the United Kingdom and Germany, and support our global growth of these businesses. Indalex Aluminum Solutions (Indalex) is a leading manufacturer of aluminum extrusions with a comprehensive network of plants across North America. Security Printing Services (Security Printing) is engaged in the printing of checks, other financial instruments, business forms and providing other check-related services for financial institutions, credit unions and their customers and members throughout the United States. We do not intend to hold the Indalex and Security Printing businesses in the long-term and are pursuing strategic alternatives for these businesses and, accordingly, these businesses have been classified as held for sale in our June 30, 2005 Consolidated Balance Sheet and as discontinued operations in our Statement of Operations for all periods presented.

The purchase price for Novar, net of cash acquired, was approximately $1.7 billion. The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date, including the reclassification of the fair values of the assets and liabilities of the Indalex and Security Printing businesses to held for sale.

Accounts and other receivables	$317
Inventories	136
Assets held for disposal	1,210
Other current assets	(8)
Investments and long-term receivables	21
Property, plant and equipment	121
Other intangible assets	257
Deferred income taxes	130
Accounts payable	(99)
Accrued liabilities	(207)
Liabilities related to assets held for disposal	(210)
Long-term debt	(700)
Other liabilities	(590)
Net assets acquired	378
Goodwill	1,324
Purchase price	$1,702

We allocated $257 million to other intangible assets (contractual customer relationships, existing technology and trademarks) based on preliminary valuation studies performed by third party valuation consultants. These intangible assets are being amortized over their estimated useful lives which range from 5 to 15 years. In addition, accrued liabilities include approximately $81 million of repositioning costs related to the integration of the Novar operations. The repositioning costs relate principally to severance costs for workforce reductions primarily in the IBS business and the former Novar corporate office. The workforce reductions are expected to be completed over the next twelve months. The results of operations of Novar are included in the consolidated results of operations of Honeywell since the acquisition date of March 31, 2005. The pro forma results for Honeywell for each of the three- and six-month periods ended June 30, 2005 and 2004, assuming the acquisition had been made at the beginning of 2004, would not be materially different from reported results. As of June 30, 2005, the purchase price allocation is still subject to final adjustment primarily for amounts allocated to other intangible assets which were based on preliminary valuation studies performed by third party valuation consultants. We expect to finalize the allocation of the purchase price for the assets acquired and liabilities assumed by the end of 2005.

The following table presents balance sheet information for the Indalex and Security Printing businesses acquired as part of the Novar transaction described above which are classified as held for sale in our June 30, 2005 Consolidated Balance Sheet.

Accounts and other receivables	$181
Inventories	84
Other current assets	54
Investments and long-term receivables	94
Property, plant and equipment – net	258
Goodwill	530
Other assets	19
Assets held for disposal	$1,220

Accounts payable	$(113)
Accrued liabilities	(87)
Other liabilities	(20)
Liabilities related to assets held for disposal	$(220)

Net sales and pretax income for the discontinued operations in the three months ended June 30, 2005 was $414 and $43 million, respectively.

NOTE 5.	A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Severance	$55	$32	$83	$47
Asset impairments	2	6	4	10
Exit costs	2	3	6	6
Reserve adjustments	(8)	(16)	(14)	(23)
Total net repositioning charge	51	25	79	40

Asbestos related litigation charges, net of insurance	(20)	9	14	20
Other probable and reasonably estimable legal and environmental liabilities	64	161	101	191
Business impairment charges	18	40	18	40
Other	10	7	10	7

Total net repositioning and other charges	$123	$242	$222	$298

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004

Cost of products and services sold	$115		$232	$217		$284
Selling, general and administrative expenses	(4)		6	(7)		8
Equity in (income) loss of affiliated companies	2		4	2		6
Other (income) expense	10		–	10		–

	$123		$242	$222		$298

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004

Aerospace	$18		$3	$20		$4
Automation and Control Solutions	26		–	41		3
Specialty Materials	20		50	22		54
Transportation Systems	(10	)(a)	69	(20	)(b)	87
Corporate	69		120	159		150
	$123		$242	$222		$298

(a)	Amount includes a repositioning charge of $10 million and a net asbestos related credit of $20 million.
(b)	Amount includes a repositioning charge of $18 million and a net asbestos related credit of $38 million.

In the second quarter of 2005, we recognized a repositioning charge of $59 million primarily for severance costs related to workforce reductions of 1,395 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems reportable segments. Also, during the second quarter of 2005, $8 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities is comprised primarily of excise taxes relating to an executive severance amount previously paid which were determined in the second quarter of 2005 to no longer be payable.

In the first quarter of 2005, we recognized a repositioning charge of $34 million primarily for severance costs related to workforce reductions of 1,340 manufacturing and administrative positions across all of our reportable segments. Also, during the first quarter of 2005, $6 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities relates primarily to changes in the scope of previously announced severance programs and for severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell in the first quarter of 2005.

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

The following table summarizes the status of our total repositioning accruals:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2004	$97	$–	$19	$116
2005 charges	83	4	6	93
2005 usage	(65)	(4)	(5)	(74)
Adjustments	(12)	–	(2)	(14)

Balance at June 30, 2005	$103	$–	$18	$121

In the second quarter of 2005, we recognized a charge of $64 million primarily for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a net credit of $20 million consisting of a reduction in the Bendix related net asbestos liability of $70 million related to an update of expected resolution values with respect to claims pending as of June 30, 2005, partially offset by a charge of $50 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2005, net of probable insurance recoveries, and for the write-off of a Bendix related insurance receivable. See Note 15 for further discussion of asbestos matters. We recognized an impairment charge of $18 million related principally to the write-down of property, plant and equipment held and used in our Chemicals business in our Specialty Materials reportable segment. We also recognized a charge of $10 million related to the modification of a lease agreement for the Corporate headquarters facility.

In the first quarter of 2005, we recognized a charge of $37 million primarily for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO related pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables. See Note 15 for further discussion of asbestos matters.

In the second quarter of 2004, we recognized a charge of $161 million for environmental liabilities deemed probable and reasonably estimable in the quarter. This charge principally related to an increase in our estimate of design and study costs likely to be incurred during the pendency of our appeal of the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc.,

et al. and to estimated costs related to our decision in the second quarter of 2004 to seek a potential resolution of the principal issues in dispute in such matter. See Note 15 for further discussion. We recognized an impairment charge of $40 million related principally to the write-down of property, plant and equipment of our Performance Fibers business in our Specialty Materials reportable segment, which was classified as assets held for disposal as of June 30, 2004. We recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge is net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery. See Note 15 for further discussion of asbestos matters. We also recognized a charge of $7 million principally for the write-off of property, plant and equipment.

In the first quarter of 2004, we recognized a charge of $30 million for environmental liabilities deemed probable and reasonably estimable in the quarter, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 15 for further discussion of environmental and asbestos matters.

NOTE 6.   In the second quarter of 2005, we recognized a pretax loss of $18 million (after-tax gain of $39 million) consisting of the pretax loss of $34 million related to the sale of our Industrial Wax business partially offset by a pretax gain of $16 million for post-closing adjustments related to the sale of our Performance Fibers business in the prior year. The after-tax gain on the sale of our Industrial Wax business is due to the higher tax basis than book basis.

In the first quarter of 2005, we recognized a pretax gain of $8 million (after-tax $5 million) for post-closing adjustments related to the sale of our Security Monitoring business in the prior year.

In the second quarter of 2004, we sold our Security Monitoring business for cash proceeds of approximately $315 million resulting in a pretax gain of $212 million. We also recognized a pretax gain of $21 million for post-closing adjustments related to businesses sold in prior periods. The total after-tax gain on these transactions was $130 million.

In the first quarter of 2004, we sold our VCSEL Optical Products business for cash proceeds of $74 million resulting in a pretax gain of $32 million (after-tax $14 million).

NOTE 7.   The details of the earnings per share calculations for the three- and six- month periods ended June 30, 2005 and 2004 follow:

	Three Months Ended June 30,
	2005		2004
	Basic	Assuming Dilution	Basic	Assuming Dilution
Income
Income from continuing operations	$278	$278	$361	$361
Income from discontinued operations, net of taxes	28	28	–	–
Net income	$306	$306	$361	$361

Average shares
Average share outstanding	854.9	854.9	860.0	860.0
Dilutive securities issuable in connection with stock plans	–	3.4	–	3.4
Total average shares outstanding	854.9	858.3	860.0	863.4

Earnings per share of common stock
Income from continuing operations	$0.33	$0.33	$0.42	$0.42
Income from discontinued operations, net of taxes	0.03	0.03	–	–
Net income	$0.36	$0.36	$0.42	$0.42

	Six Months Ended June 30,
	2005		2004
	Basic	Assuming Dilution	Basic	Assuming Dilution
Income
Income from continuing operations	$637	$637	$656	$656
Income from discontinued operations, net of taxes	28	28	–	–
Net income	$665	$665	$656	$656

Average shares
Average share outstanding	853.7	853.7	860.3	860.3
Dilutive securities issuable in connection with stock plans	–	3.6	–	3.4
Total average shares outstanding	853.7	857.3	860.3	863.7

Earnings per share of common stock
Income from continuing operations	$0.75	$0.75	$0.76	$0.76
Income from discontinued operations, net of taxes	0.03	0.03	–	–
Net income	$0.78	$0.78	$0.76	$0.76

The diluted earnings per share calculation excludes the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three- and six-month periods ended June 30, 2005, the number of stock options not included in the computations were 18.0 and 18.2 million, respectively. For the three- and six-month periods ended June 30, 2004, the number of stock options not included in the computations were 43.5 and 40.8 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 8.   In May 2005, the U.S. Treasury issued guidance clarifying certain provisions of The American Jobs Creation Act of 2004 (the Act) and, accordingly, during the second quarter of 2005 we were able to finalize our assessment of the

Act and its impact on Honeywell. We determined that we would repatriate approximately $2.7 billion of foreign earnings during the remainder of 2005, of which $2.2 billion receives the benefit under the Act, with an estimated income tax provision of $155 million.

NOTE 9.	Accounts, notes and other receivables consist of the following:

	June 30, 2005	December 31, 2004

Trade	$4,157	$3,656
Other	553	724
	4,710	4,380
Less – Allowance for doubtful accounts	(151)	(137)
	$4,559	$4,243
NOTE 10.	Inventories consist of the following:

	June 30, 2005	December 31, 2004

Raw materials	$1,400	$1,153
Work in process	736	779
Finished products	1,389	1,382
	3,525	3,314
Less – Progress payments	(19)	(24)
– Reduction to LIFO cost basis	(130)	(130)
	$3,376	$3,160
NOTE 11.	The change in the carrying amount of goodwill for the six months ended June 30, 2005 by reportable segment is as follows:

	Dec. 31, 2004	Acquisitions	Divestitures	Currency Translation Adjustment	June 30, 2005
Aerospace	$1,721	$15	$–	$(7)	$1,729
Automation and Control Solutions	2,954	1,393	–	(27)	4,320
Specialty Materials	779	–	(10)	(17)	752
Transportation Systems	559	–	–	(17)	542
	$6,013	$1,408	$(10)	$(68)	$7,343

Intangible assets are comprised of:

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Investments in Aerospace customer incentives	$975	$(194)	$781	$952	$(176)	$776
Patents and trademarks	488	(314)	174	445	(310)	135
Other	820	(242)	578	512	(219)	293
	2,283	(750)	1,533	1,909	(705)	1,204
Trademark with indefinite life	46	(9)	37	46	(9)	37
	$2,329	$(759)	$1,570	$1,955	$(714)	$1,241

Amortization expense related to intangible assets for the six months ended June 30, 2005 and 2004 was $47 and $40 million, respectively. Amortization expense related to intangible assets for 2005 to 2009 is expected to approximate $100 million each year.

We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2005 and determined that there was no impairment as of that date.

NOTE 12.	Total nonowner changes in shareowners’ equity consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$306	$361	$665	$656
Foreign exchange translation adjustments	(101)	(69)	(212)	(54)
Change in fair value of effective cash flow hedges	(15)	(11)	(6)	(12)
	$190	$281	$447	$590
NOTE 13.	Segment financial data follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
Aerospace	$2,649	$2,453	$5,153	$4,757
Automation and Control Solutions	2,387	1,968	4,379	3,915
Specialty Materials	795	901	1,596	1,757
Transportation Systems	1,195	1,065	2,351	2,136
Corporate	–	1	–	1
	$7,026	$6,388	$13,479	$12,566

Segment Profit
Aerospace	$416	$367	$795	$674
Automation and Control Solutions	242	207	443	402
Specialty Materials	78	51	137	99
Transportation Systems	161	150	316	293
Corporate	(44)	(38)	(88)	(77)
Total segment profit	853	737	1,603	1,391
(Loss) gain on sale of non-strategic businesses	(18)	233	(10)	265
Equity in income of affiliated companies	29	17	60	24
Other income	3	18	27	28
Interest and other financial charges	(86)	(82)	(177)	(166)
Pension and other postretirement benefits (expense) (A)	(145)	(162)	(282)	(322)
Repositioning, environmental, litigation and other charges (A)	(111)	(238)	(210)	(292)

Income from continuing operations before taxes	$525	$523	$1,011	$928
(A)	Amount included in cost of products and services sold and selling, general and administrative expenses.

NOTE 14.   Net periodic pension and other postretirement benefits costs for our significant plans include the following components.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$63	$60	$122	$120
Interest cost	208	189	399	378
Expected return on plan assets	(281)	(261)	(546)	(523)
Amortization of prior service cost	8	9	15	18
Recognition of actuarial losses	96	101	191	203
	$94	$98	$181	$196

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other Postretirement Benefits
Service cost	$5	$5	$10	$10
Interest cost	29	35	58	71
Expected return on plan assets	–	–	–	–
Amortization of prior service (credit)	(9)	(8)	(18)	(17)
Recognition of actuarial losses	17	25	34	49
	$42	$57	$84	$113

Effective December 31, 2004, we adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2). FSP No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The impact of the Act reduced other postretirement benefits expense by approximately $24 million in the six months ended June 30, 2005. This decrease in other postretirement benefits expense resulted from lower amortization of actuarial losses of approximately $18 million due to the effect of the actuarial gain experienced from the impact of the Act and from lower interest cost of approximately $6 million.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

ERISA Class Action Lawsuit – Honeywell and several of its current and former officers and directors are defendants in a purported class action lawsuit filed in the United States District Court for the District of New Jersey. The complaint principally alleges that the defendants breached their fiduciary duties to participants in the Honeywell Savings and Ownership Plan (the “Savings Plan”) by purportedly making false and misleading statements, failing to disclose material information concerning Honeywell’s financial performance, and failing to diversify the Savings Plan’s assets and monitor the prudence of Honeywell stock as a Savings Plan investment. Honeywell has agreed to settle this matter for $14 million plus an agreement to permit Savings Plan participants greater diversification rights. The settlement will be paid in full by Honeywell’s insurers. The settlement was approved by the Court in July 2005.

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

In accordance with a 1992 consent decree with the State of New York, Honeywell is studying environmental conditions in and around Onondaga Lake (the Lake) in Syracuse, New York. The purpose of the study is to identify, evaluate and propose remedial measures that can be taken to remedy historic industrial contamination in the Lake. A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake. In July 2005, the New York State Department of Environmental Conservation (the DEC) issued its Record of Decision with respect to remediation of industrial contamination in the Lake.

The Record of Decision calls for a combined dredging/capping remedy generally in line with the approach recommended in the Feasibility Study submitted by Honeywell in May 2004 (the May 2004 Feasibility Study). Although the Record of Decision calls for additional remediation in certain parts of the Lake, it would not require the most extensive dredging alternatives described in the May 2004 Feasibility Study. The DEC’s aggregate cost estimate is based on the high end of the range of potential costs for major elements of the Record of Decision and includes a contingency. The actual cost of the Record of Decision will depend upon, among other things, the resolution of certain technical issues during the design phase of the remediation.

Based on currently available information and analysis performed by our engineering consultants, we have accrued for our estimated cost of implementing the remedy set forth in the Record of Decision. Our estimating process considered a range of possible outcomes and amounts recorded reflect our best estimate at this time. We do not believe that this matter will have a material adverse impact on our consolidated financial position. Given the scope and complexity of this project, it is possible that actual costs could exceed estimated costs by an amount that could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. At this time, however, we cannot identify any legal, regulatory or technical reason to conclude that a specific alternative outcome is more probable than the outcome for which we have made provisions in our financial statements.

Asbestos Matters – Like many other industrial companies, Honeywell is a defendant in personal injury actions related to asbestos. We did not mine or produce asbestos, nor did we make or sell insulation products or other construction materials that have been identified as the primary cause of asbestos related disease in the vast majority of claimants. Products containing asbestos previously manufactured by Honeywell or by previously owned subsidiaries primarily fall into two general categories; refractory products and friction products.

Refractory Products – Honeywell owned North American Refractories Company (NARCO) from 1979 to 1986. NARCO produced refractory products (high temperature bricks and cement) which were sold largely to the steel industry in the East and Midwest. Less than 2 percent of NARCO’s products contained asbestos.

When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO had resolved approximately 176,000 claims through January 4, 2002, the date NARCO filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, at an average cost per claim of two thousand two hundred dollars. Of those claims, 43 percent were dismissed on the ground that there was insufficient evidence that NARCO was responsible for the claimant’s asbestos exposure. As of the date of NARCO’s bankruptcy filing, there were approximately 116,000 remaining claims pending against NARCO, including approximately 7 percent in which Honeywell was also named as a defendant based on alleged exposure to NARCO products. Since 1983, Honeywell and our insurers have contributed to the defense and settlement costs associated with NARCO claims.

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

As a result of negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements with approximately 260,000 claimants, which represents in excess of 90 percent of the anticipated current claimants who are expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors and the Court-appointed legal representative for future asbestos claimants on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. NARCO has deferred filing its plan of reorganization pending resolution of the bankruptcy proceedings related to one of its sister companies. We now expect the NARCO plan of reorganization and the NARCO trust to be approved by the Court later in 2005 or in early 2006. As part of its ongoing settlement negotiations, Honeywell has reached agreement in principle with the representative for future NARCO claimants and the Asbestos Claimants Committee to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell’s operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Asbestos Claimants Committee during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims and recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consisted of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO’s parent, net of insurance recoveries of $1.8 billion. During the six months ended June 30, 2005, we recognized a charge of approximately $52 million to reflect a settlement of certain pending asbestos claims during the period.

The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with in excess of 90 percent of current claimants. Substantially all settlement payments with respect to current claims are expected to be made by the end of 2007.

The liability for future claims estimates the probable value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and obligations to NARCO’s parent as discussed above. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5. Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon historical experience with similar trusts. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust.

Honeywell has approximately $1.2 billion in insurance limits remaining that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2005, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. This includes agreements with a substantial majority of the London-based insurance companies entered into primarily in the first quarter of 2004. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. In the second quarter of 2004, based on our ongoing evaluation of our ability to enforce our rights under the various insurance policies, we concluded that we had additional probable insurance recoveries of $47 million, net of solvency reserves, which has been reflected in insurance receivables. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

From 1981 through June 30, 2005, we have resolved approximately 74,000 Bendix related asbestos claims including trials covering 120 plaintiffs, which resulted in 115 favorable verdicts. Trials covering five individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Six Months Ended June 30, 2005	Years Ended December 31,
		2004	2003

Claims Unresolved at the beginning of period	76,348	72,976	50,821
Claims Filed	5,158	10,504	25,765
Claims Resolved	(2,820)	(7,132)	(3,610)
Claims Unresolved at the end of period	78,686	76,348	72,976

Disease Distribution of Unresolved Claims	June 30, 2005	December 31,
		2004	2003

Mesothelioma and Other Cancer Claims	3,766	3,534	3,277
Other Claims	74,920	72,814	69,699
Total Claims	78,686	76,348	72,976

Approximately 30 percent of the approximately 79,000 pending claims at June 30, 2005 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 79,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. Honeywell has experienced average resolution values excluding legal costs as follows:

	Years Ended December 31,
	2004	2003	2002
	(in whole dollars)
Malignant claims	$90,000	$95,000	$166,000
Nonmalignant claims	$1,600	$3,500	$1,300

It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

We have accrued for the estimated cost of pending Bendix related asbestos claims. The estimate is based on the number of pending claims at June 30, 2005, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. HR&A updates expected settlement values for pending claims during the second quarter each year. Such update resulted in a reduction in the Bendix related net asbestos liability of $70 million during the three months ended June 30, 2005. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

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

During the six months ended June 30, 2005, we entered into a structured insurance settlement which converted policies into future fixed, non-contingent payment streams, resulting in a gain of approximately $160 million. Additionally, during the six months ended June 30, 2005, we recognized charges of approximately $131 million for write-offs of certain amounts due from insurance carriers. At June 30, 2005, we had amounts receivable from our insurers of approximately $375 million representing probable reimbursements associated with our liability for pending claims and previously settled and paid claims, and for amounts due under negotiated fixed payment streams.

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

Refractory and Friction Products – NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2005	December 31, 2004
Other current assets	$203	$150
Insurance recoveries for asbestos related liabilities	1,299	1,412
	$1,502	$1,562

Accrued liabilities	$695	$744
Asbestos related liabilities	1,823	2,006
	$2,518	$2,750

During the six months ended June 30, 2005, we paid $280 million in indemnity and defense costs related to NARCO and Bendix claims and received $99 million of asbestos related insurance recoveries. We also recognized a charge of $84 million for Bendix related asbestos claims filed and defense costs incurred during the first six months of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO related pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables. Additionally, we reduced the Bendix related net asbestos liability by $70 million related to an update of expected resolution values with respect to claims pending as of June 30, 2005.

We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy or our asbestos liabilities and related insurance recoveries.

Other Matters – We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, and health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of probable losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Given the uncertainty inherent in litigation, we do not believe it is possible to develop estimates of the range of reasonably possible loss in excess of current accruals for these matters. Considering our past experience and existing accruals, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid.

Warranties and Guarantees – As disclosed in Note 21 to our consolidated financial statements in our 2004 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. As of June 30, 2005, there has been no material change to these guarantees.

The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Six Months Ended June 30,
	2005	2004

Beginning of period	$299	$275
Accruals for warranties/guarantees issued during the period	115	126
Adjustments of pre-existing warranties/guarantees	(7)	(8)
Settlement of warranty/guarantee claims	(102)	(116)
End of period	$305	$277

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners

of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2005, and the related consolidated statement of operations for each of the three and six-month periods ended June 30, 2005 and 2004 and the consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2005

_______________

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts)
A.	RESULTS OF OPERATIONS – SECOND QUARTER 2005 COMPARED WITH SECOND QUARTER 2004

Net Sales

	2005	2004
Net sales	$7,026	$6,388
% change compared with prior period	10%

The increase in net sales in the second quarter of 2005 compared with the second quarter of 2004 is attributable to the following:

Acquisitions	6%
Divestitures	(3)
Price	2
Volume	4
Foreign Exchange	1
10%

A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Cost of Products and Services Sold

	2005	2004

Cost of products and services sold	$5,494	$5,228
Gross margin %	21.8%	18.2%

Gross margin increased by 3.6 percentage points in the second quarter of 2005 compared with the second quarter of 2004 due primarily to an increase in sales of our commercial Aerospace aftermarket products and services, a decrease in environmental, litigation, net repositioning and other charges of $117 million and lower pension and other postretirement benefits expense of $20 million.

Selling, General and Administrative Expenses

	2005	2004

Selling, general and administrative expenses	$935	$823
Percent of sales	13.3%	12.9%

Selling, general and administrative expenses increased by $112 million, or 14 percent in the second quarter of 2005 compared with the second quarter of 2004 due to an increase in selling expenses of $89 million principally from higher sales and the acquisition of Novar, and an increase in general and administrative expenses of $30 million due in part to higher spending for information technology systems (primarily Enterprise Resources Planning (ERP) system in Aerospace), partially offset by a decrease in environmental, litigation, net repositioning and other charges of $10 million.

	2005	2004
Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$145	$162
Decrease compared with prior period	$(17)

OPEB and pension expense decreased by $13 and $4 million, respectively, in the second quarter of 2005 compared with the second quarter of 2004. The decrease in OPEB expense resulted principally from the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 14 of Notes to Financial Statements for further discussion. The decrease in pension expense was due principally to a decrease in the amortization of unrecognized losses as actual plan asset returns were higher than the expected rate of return in 2003 and 2004 partially offset by pension expense for Novar.

(Gain) Loss on Sale of Non-Strategic Businesses

	2005	2004

(Gain) loss on sale of non-strategic businesses	$18	$(233)

Loss on sale of non-strategic businesses of $18 million in the second quarter of 2005 represents a pretax loss of $34 million related to the sale of our Industrial Wax business partially offset by a pretax gain of $16 million for post-closing adjustments related to the sale of our Performance Fibers business in the prior year. Gain on sale of non-strategic businesses of $233 million in the second quarter of 2004 represented the pretax gain of $212 million on the sale of our Security Monitoring business and adjustments of $21 million related to businesses sold in prior periods.

Equity in (Income) Loss of Affiliated Companies

	2005	2004

Equity in (income) loss of affiliated companies	$(29)	$(17)

Equity income increased by $12 million in the second quarter of 2005 compared with the second quarter of 2004 due primarily to higher earnings from our UOP process technology joint venture (UOP) due to strength in the refining and petrochemical industries.

Other (Income) Expense

	2005	2004

Other (income) expense	$(3)	$(18)

Other income decreased by $15 million in the second quarter of 2005 compared with the second quarter of 2004 due principally to a charge of $10 million in the current quarter for the modification of a lease agreement related to the Corporate headquarters facility.

Interest and Other Financial Charges

	2005	2004

Interest and other financial charges	$86	$82
% change compared with prior period	5%

Interest and other financial charges increased by $4 million, or 5 percent in the second quarter of 2005 compared with the second quarter of 2004 due principally to higher average short-term debt outstanding.

Tax Expense

	2005	2004

Tax expense	$247	$162
Effective tax rate	47.0%	31.0%

The effective tax rate increased by 16.0 percentage points in the second quarter of 2005 compared with the second quarter of 2004 due principally to the estimated tax impact of our decision to repatriate approximately $2.7 billion of foreign earnings, of which $2.2 billion receives benefit under the American Jobs Creation Act of 2004. This was partially offset by tax benefits associated with the sale of our Industrial Wax business which had a higher tax basis than book basis. Excluding these items, our effective tax rate in the second quarter of 2005 decreased by 3.5 percentage points compared with the second quarter of 2004. This decrease is due principally to the tax impact of the gain on the sale of our Security Monitoring business offset by a higher effective tax rate on environmental, litigation, net repositioning and other charges in the prior year’s second quarter.

Excluding the impact of cash repatriation, gains and losses on sales of non-strategic businesses and environmental, litigation, net repositioning and other charges, the effective tax rate in both periods was 26.5 percent. This rate was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign taxes.

Income From Continuing Operations

	2005	2004

Income from continuing operations	$278	$361
Earnings per share of common stock – assuming dilution	$0.33	$0.42

The decrease of $0.09 per share in the second quarter of 2005 compared with the second quarter of 2004 relates primarily to the tax charge in the current quarter for the repatriation of foreign earnings relating to the provisions of the American Jobs Creation Act of 2004 partially offset by an increase in segment profit in each of our reportable segments, driven primarily by volume growth in our Aerospace reportable segment.

Income From Discontinued Operations

	2005	2004

Income from discontinued operations	$28	$–
Earnings per share of common stock – assuming dilution	$0.03	$–

Income from discontinued operations of $28 million, or $0.03 per share, in the second quarter of 2005 relates to the operating results of the Indalex Aluminum Solutions (Indalex) and Security Printing Services (Security Printing) businesses which have been classified as discontinued operations.

Review of Business Segments

	Three Months Ended June 30,
	2005	2004
Net Sales
Aerospace	$2,649	$2,453
Automation and Control Solutions	2,387	1,968
Specialty Materials	795	901
Transportation Systems	1,195	1,065
Corporate	–	1
	$7,026	$6,388

Segment Profit
Aerospace	$416	$367
Automation and Control Solutions	242	207
Specialty Materials	78	51
Transportation Systems	161	150
Corporate	(44)	(38)
Total segment profit	853	737
(Loss) gain on sale of non-strategic businesses	(18)	233
Equity in income of affiliated companies	29	17
Other income	3	18
Interest and other financial charges	(86)	(82)
Pension and other postretirement benefits (expense) (A)	(145)	(162)
Repositioning, environmental, litigation and other charges (A)	(111)	(238)

Income from continuing operations before taxes	$525	$523
(A)	Amount included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2005	2004
Net sales	$2,649	$2,453
% change compared with prior period	8%
Segment profit	$416	$367
% change compared with prior period	13%

Aerospace sales by major customer end-markets for the three months ended June 30, 2005 and 2004 were as follows:

	% of Aerospace Sales		% Change in Sales
Customer End-Markets	2005	2004	2005 Versus 2004
Commercial:
Air transport aftermarket	22%	22%	10%
Air transport original equipment	9	8	23
Regional transport aftermarket	7	8	1
Regional transport original equipment	2	3	(11)
Business and general aviation aftermarket	9	9	12
Business and general aviation original equipment	10	8	37
Defense and Space:
Defense and space aftermarket	12	12	2
Defense and space original equipment	29	30	–
Total	100%	100%	8%

Aerospace sales increased by 8 percent in the second quarter of 2005 compared with the second quarter of 2004 due primarily to higher volumes. Details by customer end-markets driving the increase in sales are as follows:

•	Air transport aftermarket sales improved in 2005 primarily related to a 7 percent increase in global flying hours.
•	Air transport original equipment (OE) sales increased in 2005 primarily reflecting higher aircraft deliveries by our OE customers (primarily Airbus and Boeing).
•

Business and general aviation aftermarket sales were higher in 2005 primarily driven by an increase in scheduled maintenance events, an increasing number of aircraft coming off new delivery warranties, and an increase in retrofits principally to meet certain mandated regulatory standards.

•	Business and general aviation OE sales improved in 2005 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet OE manufacturers.
•	Defense and space aftermarket sales were higher in 2005 principally due to war-related replenishment activities.
•	Defense and space OE sales were flat in 2005 as an increase related to war-related platform upgrades was offset by lower engineering sales.

Aerospace segment profit increased by 13 percent in the second quarter of 2005 compared with the second quarter of 2004 due primarily to volume growth.

Automation and Control Solutions

	2005	2004
Net sales	$2,387	$1,968
% change compared with prior period	21%
Segment profit	$242	$207
% change compared with prior period	17%

Automation and Control Solutions sales increased by 21 percent in the second quarter of 2005 compared with the second quarter of 2004 due to acquisitions (mainly Novar’s Intelligent Business Systems (IBS) business), net of divestitures, of 16 percent, the favorable effect of foreign exchange of 3 percent and higher volumes of 3 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 32 percent for our Automation and Control Products businesses driven principally by the acquisition of Novar’s IBS business. Volume growth and acquisitions in our security and life safety products businesses also contributed to the increase in sales. Sales for our Building Solutions business increased by 12 percent due primarily to the acquisition of Novar’s IBS business and growth in service and energy retrofits partially offset by the divestiture of our Security Monitoring business in the prior year. Sales for our Process Solutions business increased by 4 percent due to the favorable effect of foreign exchange.

Automation and Control Solutions segment profit increased by 17 percent in the second quarter of 2005 compared with the second quarter of 2004 as the favorable effect of productivity actions and higher sales volume more than offset the unfavorable effects of lower prices and investments in sales and marketing initiatives.

Specialty Materials

	2005	2004
Net sales	$795	$901
% change compared with prior period	(12)%
Segment profit	$78	$51
% change compared with prior period	53%

Specialty Materials sales decreased by 12 percent in the second quarter of 2005 compared with the second quarter of 2004 due to divestitures of 13 percent (primarily our Performance Fibers business in the prior year) and lower volumes of 8 percent, partially offset by the impact of higher prices of 9 percent (mainly in our Nylon and Chemicals businesses). Sales for our Nylon business increased by 10 percent driven by price increases and favorable sales mix. Sales for our Chemicals business improved by 3 percent principally driven by price increases. Sales for our Performance Products business decreased by 12 percent primarily driven by lower volumes in our specialty films business.

Specialty Materials segment profit increased by 53 percent in the second quarter of 2005 compared with the second quarter of 2004 due principally to price increases partially offset by higher raw material costs (principally phenol resulting from increases in benzene prices).

Transportation Systems

	2005	2004
Net sales	$1,195	$1,065
% change compared with prior period	12%
Segment profit	$161	$150
% change compared with prior period	7%

Transportation Systems sales increased by 12 percent in the second quarter of 2005 compared with the second quarter of 2004 due primarily to higher volumes of 6 percent, the favorable effect of foreign exchange of 3 percent and the impact of higher prices of 3 percent (principally ethylene glycol in our Consumer Products Group business). Sales for our Turbo Technologies business increased by 15 percent due to a favorable sales mix and volume growth and the favorable effect of foreign exchange. The favorable sales mix and volume growth were driven by continued strength in the North American truck segment and increasing diesel penetration in Europe, partially offset by softening of passenger car demand in Europe. Sales for our Consumer Products Group business also increased by 16 percent due primarily to higher prices for ethylene glycol.

Transportation Systems segment profit increased by 7 percent in the second quarter of 2005 compared with the second quarter of 2004 due primarily to the impact of higher prices (primarily ethylene glycol), productivity actions, and favorable sales mix and volume growth, partially offset by higher raw material costs (mostly steel and other metals in each of the segment’s businesses and ethylene glycol in our Consumer Products Group business).

B.	RESULTS OF OPERATIONS – SIX MONTHS 2005 COMPARED WITH SIX MONTHS 2004

Net Sales

	2005	2004
Net sales	$13,479	$12,566
% change compared with prior period	7%

The increase in net sales in the first six months of 2005 compared with the first six months of 2004 is attributable to the following:

Acquisitions	3%
Divestitures	(2)
Price	2
Volume	3
Foreign Exchange	1
7%

A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2005	2004
Cost of products and services sold	$10,579	$10,158
Gross margin %	21.5%	19.2%

Gross margin increased by 2.3 percentage points in the first six months of 2005 compared with the first six months of 2004 due primarily to an increase in sales of our commercial Aerospace aftermarket products and services, a decrease in environmental, litigation, net repositioning and other charges of $67 million and lower pension and other postretirement benefits expense of $40 million.

Selling, General and Administrative Expenses

	2005	2004
Selling, general and administrative expenses	$1,789	$1,631
Percent of sales	13.3%	13.0%

Selling, general and administrative expenses increased by $158 million, or 10 percent in the first six months of 2005 compared with the first six months of 2004 due to an increase in selling expenses of $108 million principally from higher sales and the acquisition of Novar, and an increase in general and administrative expenses of $65 million due in part to higher spending for information technology systems (primarily ERP system in Aerospace), partially offset by a decrease in environmental, litigation, net repositioning and other charges of $15 million.

	2005	2004
Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$282	$322
Decrease compared with prior period	$(40)

OPEB and pension expense decreased by $26 and $14 million, respectively, in the first six months of 2005 compared with the first six months of 2004. The decrease in OPEB expense resulted principally from the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 14 of Notes to Financial Statements for further discussion. The decrease in pension expense was due principally to a decrease in the amortization of unrecognized losses as actual plan asset returns were higher than the expected rate of return in 2003 and 2004 partially offset by pension expense for Novar.

(Gain) Loss on Sale of Non-Strategic Businesses

	2005	2004
(Gain) loss on sale of non-strategic businesses	$10	$(265)

Loss on sale of non-strategic businesses of $10 million in the first six months of 2005 represents a pretax loss of $34 million related to the sale of our Industrial Wax business partially offset by pretax gains for post-closing adjustments related to the sales of our Performance Fibers and Security Monitoring businesses of $16 and $8 million, respectively. Gain on sale of non-strategic businesses of $265 million in the first six months of 2004 represented the pretax gains on the sales of our Security Monitoring and VCSEL Optical Products businesses of $212 and $32 million, respectively, and adjustments of $21 million related to businesses sold in prior periods.

Equity in (Income) Loss of Affiliated Companies

	2005	2004
Equity in (income) loss of affiliated companies	$(60)	$(24)

Equity income increased by $36 million in the first six months of 2005 compared with the first six months of 2004 due primarily to higher earnings from UOP due to strength in the refining and petrochemical industries.

Other (Income) Expense

	2005	2004

Other (income) expense	$(27)	$(28)

Other income decreased by $1 million in the first six months of 2005 compared with the first six months of 2004 due principally to a charge of $10 million in the current year for the modification of a lease agreement related to the Corporate headquarters facility partially offset by an increase in interest income from higher cash balances.

Interest and Other Financial Charges

	2005	2004

Interest and other financial charges	$177	$166
% change compared with prior period	7%

Interest and other financial charges increased by $11 million, or 7 percent in the first six months of 2005 compared with the first six months of 2004 due principally to both higher average short-term debt outstanding and higher average interest rates in the current year.

Tax Expense

	2005	2004

Tax expense	$374	$272
Effective tax rate	37.0%	29.3%

The effective tax rate increased by 7.7 percentage points in the first six months of 2005 compared with the first six months of 2004 due principally to the estimated tax impact of our decision to repatriate approximately $2.7 billion of foreign earnings, of which $2.2 billion receives benefit under the American Jobs Creation Act of 2004. This was partially offset by tax benefits associated with the sale of our Industrial Wax business which had a higher tax basis than book basis. Excluding these items, our effective tax rate in the first six months of 2005 decreased by 2.5 percentage points compared with the first six months of 2004. This decrease is due principally to the tax impact of the gains on the sales of our Security Monitoring and VCSEL Optical Products businesses offset by a higher effective tax rate on environmental, litigation, net repositioning and other charges in the prior year’s first six months.

Excluding the impact of cash repatriation, gains and losses on sales of non-strategic businesses and environmental, litigation, net repositioning and other charges, the effective tax rate in both periods was 26.5 percent. This rate was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign taxes.

Income From Continuing Operations

	2005	2004

Income from continuing operations	$637	$656
Earnings per share of common stock – assuming dilution	$0.75	$0.76

The decrease of $0.01 per share in the first six months of 2005 compared with the first six months of 2004 relates primarily to the tax charge in the second quarter of 2005 for the repatriation of foreign earnings relating to the provisions of the American Jobs Creation Act of 2004 partially offset by an increase in segment profit in each of our reportable segments, driven primarily by volume growth in our Aerospace reportable segment.

Income From Discontinued Operations

	2005	2004

Income from discontinued operations	$28	$ –
Earnings per share of common stock – assuming dilution	$0.03	$ –

Income from discontinued operations of $28 million, or $0.03 per share, in the first six months of 2005 relates to the operating results of the Indalex and Security Printing businesses which have been classified as discontinued operations.

Review of Business Segments

	Six Months Ended June 30,
	2005	2004
Net Sales
Aerospace	$5,153	$4,757
Automation and Control Solutions	4,379	3,915
Specialty Materials	1,596	1,757
Transportation Systems	2,351	2,136
Corporate	–	1
	$13,479	$12,566
Segment Profit
Aerospace	$795	$674
Automation and Control Solutions	443	402
Specialty Materials	137	99
Transportation Systems	316	293
Corporate	(88)	(77)
Total segment profit	1,603	1,391
(Loss) gain on sale of non-strategic businesses	(10)	265
Equity in income of affiliated companies	60	24
Other income	27	28
Interest and other financial charges	(177)	(166)
Pension and other postretirement benefits (expense) (A)	(282)	(322)
Repositioning, environmental, litigation and other charges (A)	(210)	(292)
Income from continuing operations before taxes	$1,011	$928

(A)	Amount included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2005	2004
Net sales	$5,153	$4,757
% change compared with prior period	8%
Segment profit	$795	$674
% change compared with prior period	18%

Aerospace sales by major customer end-markets for the first six months ended June 30, 2005 and 2004 were as follows:

	% of Aerospace Sales		% Change in Sales
Customer End-Markets	2005	2004	2005 Versus 2004
Commercial:
Air transport aftermarket	22%	22%	8%
Air transport original equipment	9	9	14
Regional transport aftermarket	7	8	1
Regional transport original equipment	2	3	(7)
Business and general aviation aftermarket	9	8	13
Business and general aviation original equipment	10	7	40
Defense and Space:
Defense and space aftermarket	11	12	3
Defense and space original equipment	30	31	2
Total	100%	100%	8%

Aerospace sales increased by 8 percent in the first six months of 2005 compared with the first six months of 2004 due primarily to higher volumes. Details by customer end-markets driving the increase in sales are as follows:

•	Air transport aftermarket sales improved in 2005 primarily related to a 7 percent increase in global flying hours.
•	Air transport original equipment (OE) sales increased in 2005 primarily reflecting higher aircraft deliveries by our OE customers (primarily Airbus and Boeing).
•

Business and general aviation aftermarket sales were higher in 2005 primarily driven by an increase in scheduled maintenance events, an increasing number of aircraft coming off new delivery warranties, and an increase in retrofits principally to meet certain mandated regulatory standards.

•	Business and general aviation OE sales improved in 2005 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet OE manufacturers.
•	Defense and space aftermarket sales were higher in 2005 principally due to war-related replenishment activities.
•	Defense and space OE sales were higher in 2005 as an increase related to war-related platform upgrades was partially offset by lower engineering sales.

Aerospace segment profit increased by 18 percent in the first six months of 2005 compared with the first six months of 2004 due primarily to volume growth.

Automation and Control Solutions

	2005	2004
Net sales	$4,379	$3,915
% change compared with prior period	12%
Segment profit	$443	$402
% change compared with prior period	10%

Automation and Control Solutions sales increased by 12 percent in the first six months of 2005 compared with the first six months of 2004 due to acquisitions (mainly Novar’s IBS business), net of divestitures, of 9 percent, the favorable effect of foreign exchange of 3 percent and higher volumes of 1 percent partially offset by the impact of lower prices of 1 percent. Sales increased by 18 percent for our Automation and Control Products businesses driven principally by the acquisition of Novar’s IBS business. The increase was also due primarily to volume growth and acquisitions in our security and life safety products businesses. Sales for our Building Solutions business increased by 5 percent due primarily to the acquisition of Novar’s IBS business and growth in service and energy retrofits partially offset by the divestiture of our Security Monitoring business in the prior year. Sales for our Process Solutions business increased by 4 percent primarily due to the favorable effect of foreign exchange.

Automation and Control Solutions segment profit increased by 10 percent in the first six months of 2005 compared with the first six months of 2004 as the favorable effect of productivity actions more than offset the unfavorable effects of lower prices and investments in sales and marketing initiatives.

Specialty Materials

	2005	2004
Net sales	$1,596	$1,757
% change compared with prior period	(9)%
Segment profit	$137	$99
% change compared with prior period	38%

Specialty Materials sales decreased by 9 percent in the first six months of 2005 compared with the first six months of 2004 due to divestitures of 13 percent (primarily our Performance Fibers business in the prior year) and lower volumes of 6 percent, partially offset by the impact of higher prices of 9 percent (mainly in our Nylon and Chemicals businesses) and the favorable effect of foreign exchange of 1 percent. Sales for our Nylon business increased by 12 percent driven by price increases and favorable sales mix. Sales for our Chemicals business improved by 7 percent principally driven by price increases and demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Electronic Materials business decreased by 10 percent driven by lower volumes due to market softness in the semiconductor industry. Sales for our Performance Products business decreased by 7 percent primarily driven by lower volumes in our specialty films business.

Specialty Materials segment profit increased by 38 percent in the first six months of 2005 compared with the first six months of 2004 due principally to price increases and the favorable effect of productivity actions, including the benefits from prior repositioning actions, partially offset by higher raw material costs (principally phenol resulting from increases in benzene prices).

Transportation Systems

	2005	2004
Net sales	$2,351	$2,136
% change compared with prior period	10%
Segment profit	$316	$293
% change compared with prior period	8%

Transportation Systems sales increased by 10 percent in the first six months of 2005 compared with the first six months of 2004 due primarily to higher volumes of 5 percent, the favorable effect of foreign exchange of 3 percent and the impact of higher prices of 2 percent (principally ethylene glycol in our Consumer Products Group business). The increase in sales for the segment resulted principally from a 14 percent increase in sales in our Turbo Technologies business due to a favorable sales mix and volume growth and the favorable effect of foreign exchange. The favorable sales mix and volume growth were driven by continued strength in the North American truck segment and increasing diesel penetration in Europe, partially offset by softening of passenger car demand in Europe.

Transportation Systems segment profit increased by 8 percent in the first six months of 2005 compared with the first six months of 2004 due primarily to the impact of higher prices (primarily ethylene glycol), productivity actions, and favorable sales mix and volume growth, partially offset by higher raw material costs (mostly steel and other metals in each of the segment’s businesses and ethylene glycol in our Consumer Products Group business).

Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Severance	$55	$32	$83	$47
Asset impairments	2	6	4	10
Exit costs	2	3	6	6
Reserve adjustments	(8)	(16)	(14)	(23)
Total net repositioning charge	51	25	79	40
Asbestos related litigation charges, net of insurance	(20)	9	14	20
Other probable and reasonably estimable legal and environmental liabilities	64	161	101	191
Business impairment charges	18	40	18	40
Other	10	7	10	7
Total net repositioning and other charges	$123	$242	$222	$298

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Cost of products and services sold	$115	$232	$217	$284
Selling, general and administrative expenses	(4)	6	(7)	8
Equity in (income) loss of affiliated companies	2	4	2	6
Other (income) expense	10	–	10	–

	$123	$242	$222	$298

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004

Aerospace	$18		$3	$20		$4
Automation and Control Solutions	26		–	41		3
Specialty Materials	20		50	22		54
Transportation Systems	(10	)(a)	69	(20	)(b)	87
Corporate	69		120	159		150
	$123		$242	$222		$298

(a)	Amount includes a repositioning charge of $10 million and a net asbestos related credit of $20 million.
(b)	Amount includes a repositioning charge of $18 million and a net asbestos related credit of $38 million.

In the second quarter of 2005, we recognized a repositioning charge of $59 million primarily for severance costs related to workforce reductions of 1,395 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems reportable segments. Also, during the second quarter of 2005, $8 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities is comprised primarily of excise taxes relating to an executive severance amount previously paid which were determined in the second quarter of 2005 to no longer be payable.

In the first quarter of 2005, we recognized a repositioning charge of $34 million primarily for severance costs related to workforce reductions of 1,340 manufacturing and administrative positions across all of our reportable segments. Also, during the first quarter of 2005, $6 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities relates primarily to changes in the scope of previously announced severance programs and for severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell in the first quarter of 2005.

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

The 2004 and 2005 repositioning actions will generate incremental pretax savings of approximately $95 million in 2005 compared with 2004 principally from planned workforce reductions. Cash spending for severance and other exit costs necessary to execute these actions were $70 million in the six months ended June 30, 2005 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute these actions will approximate $125 million in 2005 and will be funded primarily though operating cash flows.

In the second quarter of 2005, we recognized a charge of $64 million primarily for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a net credit of $20 million consisting of a reduction in the Bendix related net asbestos liability of $70 million related to an update of expected resolution values with respect to claims pending as of June 30, 2005, partially offset by a charge of $50 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2005, net of probable insurance recoveries, and for the write-off of a Bendix related insurance receivable. See Note 15 for further discussion of asbestos matters. We recognized an impairment charge of $18 million related principally to the write-down of property, plant and equipment held and used in our Chemicals business in our Specialty Materials reportable segment. We also recognized a charge of $10 million related to the modification of a lease agreement for the Corporate headquarters facility.

In the first quarter of 2005, we recognized a charge of $37 million primarily for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO related pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables. See Note 15 for further discussion of asbestos matters.

In the second quarter of 2004, we recognized a charge of $161 million for environmental liabilities deemed probable and reasonably estimable in the quarter. This charge principally related to an increase in our estimate of design and study costs likely to be incurred during the pendency of our appeal of the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and to estimated costs related to our decision in the second quarter of 2004 to seek a potential resolution of the principal issues in dispute in such matter. See Note 15 for further discussion. We recognized an impairment charge of $40 million related principally to the write-down of property, plant and equipment of our Performance Fibers business in our Specialty Materials reportable segment, which was classified as assets held for disposal as of June 30, 2004. We recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge is net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery. See Note 15 for further discussion of asbestos matters. We also recognized a charge of $7 million principally for the write-off of property, plant and equipment.

In the first quarter of 2004, we recognized a charge of $30 million for environmental liabilities deemed probable and reasonably estimable in the quarter, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 15 for further discussion of environmental and asbestos matters.

Effective July 2005, our Aerospace segment implemented a new organizational structure which reorganized its businesses to better align with customer segments. The reorganization is expected to enhance customer relationships and opportunities while better executing on customer requirements and improving focus on product development, quality and delivery. We are currently in the preliminary stages of the reorganization and are in the process of formulating detailed plans to fully implement the new organizational structure, which we expect will be substantially completed in the third quarter of 2005. We preliminarily estimate that the overall Aerospace workforce will be reduced by approximately 2,000 through severance actions and attrition at a preliminary estimated cost of between $60 to $80 million. Final charges will be determined upon the completion and approval of the detailed implementation plans.

C.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004, are summarized as follows:

	2005	2004
Cash provided by (used for):
Operating activities	$898	$842
Investing activities	(1,890)	84
Financing activities	(595)	(621)
Effect of exchange rate changes on cash	(70)	(23)
Net (decrease) increase in cash and cash equivalents	$(1,657)	$282

Cash provided by operating activities increased by $56 million during the first six months of 2005 compared with the first six months of 2004 due primarily to increased earnings and a decrease in net asbestos related liability payments of $94 million partially offset by an increase in working capital usage of $81 million and higher payments for accrued operating expenses.

We made asbestos related payments of $280 million, including legal fees, in the first six months of 2005 and expect to make additional asbestos related payments of approximately $412 million during the remainder of 2005. This estimate is based on our experience in the first six months of 2005 regarding the timing of submissions of required evidential data by plaintiff firms. We had $99 million of asbestos related insurance recoveries during the first six months of 2005. We expect to receive approximately $85 million in asbestos related insurance recoveries during the remainder of 2005. These cash flow projections are consistent with our existing asbestos reserves and anticipated insurance recoveries for asbestos related liabilities. See Note 15 of Notes to Financial Statements for further discussion of asbestos matters.

Cash used for investing activities increased by $1,974 million during the first six months of 2005 compared with the first six months of 2004 due primarily to an increase in spending for acquisitions of $1,915 million (primarily Novar) and lower proceeds from the sales of businesses of $362 million as the prior year included the proceeds from the dispositions of our Security Monitoring and VCSEL Optical Products businesses. The increase in cash used for investing activities was partially offset by an increase in proceeds of $205 million from maturities of investment securities and the cash related to the acquisition of Novar of $86 million.

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

Cash used for financing activities decreased by $26 million during the first six months of 2005 compared with the first six months of 2004 due primarily to a decrease in repurchases of common stock of $292 million and higher proceeds from issuance of common stock of $44 million partially offset by higher debt payments of $280 million and higher dividend payments of $30 million. Total debt of $5,715 million at June 30, 2005 was $442 million, or 8 percent higher than at December 31, 2004 principally due to higher commercial paper borrowings.

Liquidity

See our 2004 Annual Report on Form 10-K for a detailed discussion of our liquidity. As of June 30, 2005, except for the acquisition of Novar which is described in detail in Note 4 of Notes to Financial Statements, there have been no material changes in our liquidity. The payment for Novar’s share capital of approximately $1.7 billion and the repayment of substantially all of Novar’s existing debt of approximately $700 million occurred in the second quarter of 2005 and was funded with our existing cash resources. The Indalex and Security Printing businesses acquired as part of the Novar transaction are expected to be sold later in 2005 for proceeds of approximately $1.0 to $1.5 billion.

Depending upon market conditions, we anticipate repurchasing common stock over the remainder of 2005 to offset the dilutive impact of employee stock based compensation plans, including future options exercises, restricted unit vesting and matching contributions under our savings plans, including some or all of anticipated 2006 dilution. Additionally, in July 2005, Moody’s Investors Service affirmed its corporate rating on our long-term and short-term debt of A2 and P-1, respectively, and changed the ratings outlook to “stable” from “negative”.

D.	OTHER MATTERS

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Recent Accounting Pronouncements

See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our 2004 Annual Report on Form 10-K (Item 7A). As of June 30, 2005, there has been no material change in this information.

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

We are presently implementing a number of initiatives designed to upgrade information systems capability and improve business processes (e.g., ERP implementation in Aerospace, ERP planning in Automation and Control Solutions, and a new Corporate financial consolidation system) and enhance customer relationships and opportunities (e.g., implementation of new Aerospace organizational structure), as well as integrating completed acquisitions (e.g., Novar). In addition to the objectives described above, successful execution of these initiatives, some of which are multi-year, will also result in improved controls. We are implementing a structured, phased program management approach for each of these initiatives designed to ensure that effective internal control over financial reporting is maintained throughout their respective durations.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

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

ITEM 6.	EXHIBITS
(a)	Exhibits. See the Exhibit Index on page 48 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.
Date: August 2, 2005	By:	/s/ Thomas A. Szlosek
Thomas A. Szlosek Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10	Omitted (Inapplicable)

11	Computation of Per Share Earnings*

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Omitted (Inapplicable)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

______________

*Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 7 to the condensed consolidated financial statements in this report.