Form 10-Q
period 2005-09-30
HONEYWELL INTERNATIONAL INC
filed 2005-10-28
CIK 773840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $1 par value	Outstanding at September 30, 2005 842,759,046 shares

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions, except per share amounts)

Product sales	$5,593	$5,046	$16,411	$15,015
Service sales	1,306	1,349	3,967	3,946
	6,899	6,395	20,378	18,961

Costs, expenses and other
Cost of products sold	4,329	4,163	13,003	12,461
Cost of services sold	962	924	2,867	2,784
Selling, general and administrative expenses	982	820	2,771	2,451
(Gain) loss on sale of non-strategic businesses	(21)	(5)	(11)	(270)
Equity in (income) loss of affiliated companies	(22)	(24)	(82)	(48)
Other (income) expense	–	(50)	(27)	(78)
Interest and other financial charges	83	81	260	247
	6,313	5,909	18,781	17,547

Income from continuing operations before taxes	586	486	1,597	1,414
Tax expense	153	114	527	386
Income from continuing operations	433	372	1,070	1,028
Income from discontinued operations, net of taxes	37	–	65	–
Net income	$470	$372	$1,135	$1,028

Earnings per share of common stock – basic:
Income from continuing operations	$0.51	$0.43	$1.25	$1.19
Income from discontinued operations	0.04	–	0.08	–
Net income	$0.55	$0.43	$1.33	$1.19

Earnings per share of common stock – assuming dilution:
Income from continuing operations	$0.51	$0.43	$1.25	$1.19
Income from discontinued operations	0.04	–	0.08	–
Net income	$0.55	$0.43	$1.33	$1.19

Cash dividends per share of common stock	$.20625	$.1875	$.61875	$.5625

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

		September 30, 2005	December 31, 2004
		(Dollars in millions)
	ASSETS
	Current assets:
	Cash and cash equivalents	$1,452	$3,586
	Accounts, notes and other receivables	4,772	4,243
	Inventories	3,398	3,160
	Deferred income taxes	1,161	1,289
	Other current assets	564	542
	Assets held for disposal	1,222	–
	Total current assets	12,569	12,820
	Investments and long-term receivables	406	542
	Property, plant and equipment – net	4,335	4,331
	Goodwill	7,422	6,013
	Other intangible assets – net	1,586	1,241
	Insurance recoveries for asbestos related liabilities	1,288	1,412
	Deferred income taxes	738	613
	Prepaid pension benefit cost	2,803	2,985
	Other assets	1,059	1,105
	Total assets	$32,206	$31,062

	LIABILITIES
	Current liabilities:
	Accounts payable	$2,627	$2,564
	Short-term borrowings	61	28
	Commercial paper	425	220
	Current maturities of long-term debt	952	956
	Accrued liabilities	5,405	4,971
	Liabilities related to assets held for disposal	236	–
	Total current liabilities	9,706	8,739

	Long-term debt	3,972	4,069
	Deferred income taxes	530	397
	Postretirement benefit obligations other than pensions	1,685	1,713
	Asbestos related liabilities	1,618	2,006
	Other liabilities	3,320	2,886

	SHAREOWNERS’ EQUITY
Capital	– common stock issued	958	958
	– additional paid-in capital	3,613	3,574
	Common stock held in treasury, at cost	(4,537)	(4,185)
	Accumulated other nonowner changes	(33)	138
	Retained earnings	11,374	10,767
	Total shareowners’ equity	11,375	11,252

	Total liabilities and shareowners’ equity	$32,206	$31,062

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,135	$1,028
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of non-strategic businesses	(11)	(270)
Repositioning, environmental, litigation and other charges (credits)	332	399
Severance and exit cost payments	(105)	(123)
Environmental and non-asbestos litigation payments	(169)	(131)
Asbestos related liability payments	(418)	(424)
Insurance receipts for asbestos related liabilities	110	61
Depreciation and amortization	516	494
Undistributed earnings of equity affiliates	8	(53)
Deferred income taxes	81	152
Pension and other postretirement benefits expense	423	482
Pension contributions – U.S. plans	–	(10)
Other postretirement benefit payments	(145)	(152)
Other	1	(102)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(273)	(318)
Inventories	(86)	(42)
Other current assets	20	1
Accounts payable	(31)	186
Accrued liabilities	215	309
Net cash provided by operating activities	1,603	1,487

Cash flows from investing activities:
Expenditures for property, plant and equipment	(456)	(403)
Proceeds from disposals of property, plant and equipment	39	12
Decrease in investments	285	80
Cash acquired in acquisition of Novar plc	86	–
Cash paid for acquisitions	(2,047)	(220)
Proceeds from sales of businesses	35	391
Net cash (used for) investing activities	(2,058)	(140)

Cash flows from financing activities:
Net increase in commercial paper	205	20
Net (decrease) in short-term borrowings	(693)	(126)
Proceeds from issuance of common stock	134	62
Payments of long-term debt	(148)	(23)
Repurchases of common stock	(579)	(342)
Cash dividends on common stock	(528)	(483)
Net cash (used for) financing activities	(1,609)	(892)

Effect of foreign exchange rate changes on cash and cash equivalents	(70)	28

Net (decrease) increase in cash and cash equivalents	(2,134)	483
Cash and cash equivalents at beginning of year	3,586	2,950
Cash and cash equivalents at end of period	$1,452	$3,433

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NOTE 1.   In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three- and nine-month periods ended September 30, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2005.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three- and nine-month periods ended September 30, 2005 and 2004 were October 1, 2005 and October 2, 2004, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading “Investor Relations”.

The financial information as of September 30, 2005 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$470	$372	$1,135	$1,028
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(14)	(13)	(41)	(31)
Pro forma net income	$456	$359	$1,094	$997

Earnings per share of common stock:
Basic – as reported	$0.55	$0.43	$1.33	$1.19
Basic – pro forma	$0.53	$0.42	$1.28	$1.16

Earnings per share of common stock:
Assuming dilution – as reported	$0.55	$0.43	$1.33	$1.19
Assuming dilution – pro forma	$0.53	$0.42	$1.28	$1.16
The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:
Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$10.48	$12.17	$10.67	$10.71
Assumptions:
Historical dividend yield	2.4%	1.4%	2.4%	2.1%
Historical volatility	32.9%	37.0%	34.8%	37.9%
Risk-free rate of return	3.8%	3.6%	3.7%	2.8%
Expected life (years)	5.0	5.0	5.0	5.0

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

Novar had consolidated revenues of approximately $2.7 billion in 2004 and operates globally in three different businesses. Intelligent Building Systems (IBS) is a global business supplying electrical, electronic and control products and services to building operators, contractors and developers. The IBS business is being integrated into our Automation and Control Solutions segment and will enhance our offerings of security, fire and building controls products and services, particularly in the United Kingdom and Germany, and support our global growth of these businesses. Indalex Aluminum Solutions (Indalex) is a leading manufacturer of aluminum extrusions with a comprehensive network of plants across North America. Security Printing Services (Security Printing) is engaged in the printing of checks, other financial instruments, business forms and providing other check-related services for financial institutions, credit unions and their customers and members throughout the United States. We do not intend to hold the Indalex and Security Printing businesses in the long-term and are pursuing strategic alternatives for these businesses and, accordingly, these businesses have been classified as held for sale in our September 30, 2005 Consolidated Balance Sheet and as discontinued operations in our Statement of Operations for all periods presented. In September 2005, we reached a definitive agreement to sell Indalex to an affiliate of private investment firm Sun Capital Partners, Inc. The sale, which is subject to regulatory review and other customary closing conditions, is expected to close in the fourth quarter of 2005.

The purchase price for Novar, net of cash acquired, was approximately $1.7 billion. The following table summarizes the estimated fair values of the assets and liabilities acquired, including the reclassification of the fair values of the assets and liabilities of the Indalex and Security Printing businesses to held for sale.

Adjusted Fair Value of Assets & Liabilities as of Acquisition Date

Accounts and other receivables	$304
Inventories	123
Assets held for disposal	1,204
Other current assets	(9)
Investments and long-term receivables	21
Property, plant and equipment	100
Other intangible assets	261
Deferred income taxes	107
Accounts payable	(99)
Accrued liabilities	(214)
Liabilities related to assets held for disposal	(204)
Long-term debt	(700)
Other liabilities	(598)
Net assets acquired	296
Goodwill	1,406
Purchase price	$1,702

We allocated $261 million to other intangible assets (contractual customer relationships, existing technology and trademarks) based on preliminary valuation studies performed by third party valuation consultants. These intangible assets are being amortized over their estimated useful lives which range from 5 to 15 years using straight-line and accelerated amortization methods. In addition, accrued liabilities include approximately $73 million of repositioning costs related to the integration of the Novar operations. The repositioning costs relate principally to severance costs for workforce reductions primarily in the IBS business and the former Novar corporate office. The workforce reductions are expected to be completed by June 30, 2006. The results of operations of Novar are included in the consolidated results of operations of Honeywell since the acquisition date of March 31, 2005. The pro forma results for Honeywell for each of the three- and nine-month periods ended September 30, 2005 and 2004, assuming the acquisition had been made at the beginning of 2004, would not be materially different from reported results. During the third quarter of 2005, we made adjustments to the original fair value of assets and liabilities acquired resulting principally from our refinements of our analyses of receivables, inventories, property, plant and equipment and deferred taxes (including the preliminary valuation studies performed by third party valuation consultants). Such adjustments were not considered material. As of September 30, 2005, the purchase price allocation is still subject to final adjustment primarily for amounts allocated to other intangible assets which were based on preliminary valuation studies performed by third party valuation consultants. We expect to finalize the allocation of the purchase price for the assets acquired and liabilities assumed by December 31, 2005.

The following table presents balance sheet information for the Indalex and Security Printing businesses acquired as part of the Novar transaction described above which are classified as held for sale in our September 30, 2005 Consolidated Balance Sheet.

Accounts and other receivables	$181
Inventories	77
Other current assets	53
Investments and long-term receivables	96
Property, plant and equipment	267
Goodwill	526
Other assets	22
Assets held for disposal	$1,222

Accounts payable	$(116)
Accrued liabilities	(97)
Other liabilities	(23)
Liabilities related to assets held for disposal	$(236)

Net sales and pretax income for the discontinued operations in the three and nine months ended September 30, 2005 were $422 and $59 and $836 and $102 million, respectively.

NOTE 5.	A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Severance	$111	$31	$194	$78
Asset impairments	–	7	4	17
Exit costs	5	2	11	8
Reserve adjustments	(6)	(3)	(20)	(26)
Total net repositioning charge	110	37	189	77

Asbestos related litigation charges, net of insurance	32	24	46	44
Other probable and reasonably estimable legal and environmental liabilities	31	39	132	230
Arbitration award related to phenol supply agreement	(67)	–	(67)	–
Business impairment charges	4	–	22	40
Other	–	1	10	8
Total net repositioning and other charges	$110	$101	$332	$399

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005		2004
Cost of products and services sold	$60	(a)	$100	$277	(a)	$384
Selling, general and administrative expenses	50		1	43		9
Equity in (income) loss of affiliated companies	–		–	2		6
Other (income) expense	–		–	10		–
	$110		$101	$332		$399
(a)	Amount includes a credit of $67 million for an arbitration award related to a phenol supply agreement.

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005		2004
Aerospace	$72		$–	$92		$4
Automation and Control Solutions	17		24	58		27
Specialty Materials	(62	)(a)	24	(40	)(a)	78
Transportation Systems	47		27	27	(b)	114
Corporate	36		26	195		176
	$110		$101	$332		$399
(a)	Amount includes a credit of $67 million for an arbitration award related to a phenol supply agreement.
(b)	Amount includes a repositioning charge of $65 million and a net asbestos related credit of $38 million.

In the third quarter of 2005, we recognized a repositioning charge of $116 million primarily for severance costs related to workforce reductions of 1,931 manufacturing and administrative positions principally in our Aerospace reportable segment in connection with the implementation of a new organizational structure which reorganized our Aerospace businesses to better align with customer segments. The implementation of the new organizational structure was substantially completed in the third quarter of 2005. The repositioning charge also included severance costs for workforce reductions in our Automation and Control Solutions and Transportation Systems reportable segments. Also, during the third quarter of 2005, $6 million of previously established accruals, primarily for severance at our Specialty Materials reportable segment, were returned to income principally due to changes in the scope of previously announced severance programs.

In the second quarter of 2005, we recognized a repositioning charge of $59 million primarily for severance costs related to workforce reductions of 1,395 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems reportable segments. Also, during the second quarter of 2005, $8 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities was comprised primarily of excise taxes relating to an executive severance amount previously paid which were determined in the second quarter of 2005 to no longer be payable.

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

The following table summarizes the status of our total repositioning accruals:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2004	$97	$–	$19	$116
2005 charges	194	4	11	209
2005 usage	(99)	(4)	(6)	(109)
Adjustments	(16)	–	(4)	(20)
Balance at September 30, 2005	$176	$–	$20	$196

In the third quarter of 2005, we recognized a charge of $31 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $32 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2005, net of probable insurance recoveries. See Note 15 for further discussion of asbestos matters. We also recognized an impairment charge of $4 million related to the write-down of property, plant and equipment held for sale in our Nylon business in our Specialty Materials reportable segment. We recognized a credit of $67 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business from June 2003 through the end of 2004. The arbitrator also awarded Honeywell an additional $11.2 million of damages for overcharges in January through April 2005, which we will seek to confirm and have entered as a judgment in U.S. Federal Court. The arbitrator also found that the supplier has been in continuing breach of the supply agreement and indicated that additional damages will be awarded to Honeywell for damages since April 2005. An arbitration hearing on this issue is scheduled for November 2005.

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

In the third quarter of 2004, we recognized a charge of $24 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2004, net of probable insurance recoveries. See Note 15 for further discussion of asbestos matters. We recognized a charge of $25 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $14 million for legal settlements primarily related to property damage claims in our Automation and Control Solutions reportable segment. We also recognized a charge of $1 million for the write-off of property, plant and equipment.

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

NOTE 6.   In the third quarter of 2005, we recognized a pretax gain of $21 million (after-tax $13 million) for post-closing adjustments principally related to the sales of our Performance Fibers and Security Monitoring businesses in the prior year.

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

In the third quarter of 2004, we recognized a pretax gain of $5 million (after-tax $3 million) for post-closing adjustments related to the sales of our Security Monitoring and VCSEL Optical Products businesses in prior quarters in 2004.

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

NOTE 7.   The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 2005 and 2004 follow:

	Three Months Ended September 30,
	2005		2004
	Basic	Assuming Dilution	Basic	Assuming Dilution
Income
Income from continuing operations	$433	$433	$372	$372
Income from discontinued operations, net of taxes	37	37	–	–
Net income	$470	$470	$372	$372

Average shares
Average shares outstanding	851.3	851.3	860.6	860.6
Dilutive securities issuable in connection with stock plans	–	4.3	–	3.7
Total average shares outstanding	851.3	855.6	860.6	864.3

Earnings per share of common stock
Income from continuing operations	$0.51	$0.51	$0.43	$0.43
Income from discontinued operations, net of taxes	0.04	0.04	–	–
Net income	$0.55	$0.55	$0.43	$0.43

	Nine Months Ended September 30,
	2005		2004
	Basic	Assuming Dilution	Basic	Assuming Dilution
Income
Income from continuing operations	$1,070	$1,070	$1,028	$1,028
Income from discontinued operations, net of taxes	65	65	–	–
Net income	$1,135	$1,135	$1,028	$1,028

Average shares
Average shares outstanding	852.9	852.9	860.4	860.4
Dilutive securities issuable in connection with stock plans	–	3.9	–	3.4
Total average shares outstanding	852.9	856.8	860.4	863.8

Earnings per share of common stock
Income from continuing operations	$1.25	$1.25	$1.19	$1.19
Income from discontinued operations, net of taxes	0.08	0.08	–	–
Net income	$1.33	$1.33	$1.19	$1.19

The diluted earnings per share calculation excludes the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 2005, the number of stock options not included in the computations were 17.3 and 18.0 million, respectively. For the three- and nine-month periods ended September 30, 2004, the number of stock options not included in the computations were 32.4 and 41.4 million, respectively. These stock options were outstanding at the end of each of the respective periods.

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

NOTE 9.	Accounts, notes and other receivables consist of the following:

	September 30, 2005	December 31, 2004

Trade	$4,317	$3,656
Other	624	724
	4,941	4,380
Less – Allowance for doubtful accounts	(169)	(137)
	$4,772	$4,243

NOTE 10.   Inventories consist of the following:

	September 30, 2005	December 31, 2004

Raw materials	$1,462	$1,153
Work in process	735	779
Finished products	1,350	1,382
	3,547	3,314
Less – Progress payments	(19)	(24)
– Reduction to LIFO cost basis	(130)	(130)
	$3,398	$3,160

NOTE 11.   The change in the carrying amount of goodwill for the nine months ended September 30, 2005 by reportable segment is as follows:

	Dec. 31, 2004	Acquisitions	Divestitures	Currency Translation Adjustment	Sept. 30, 2005

Aerospace	$1,721	$15	$–	$(13)	$1,723
Automation and Control Solutions	2,954	1,484	–	(27)	4,411
Specialty Materials	779	–	(10)	(18)	751
Transportation Systems	559	–	–	(22)	537
	$6,013	$1,499	$(10)	$(80)	$7,422

Intangible assets are comprised of:

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Investments in Aerospace customer incentives	$995	$(204)	$791	$952	$(176)	$776
Patents and trademarks	512	(319)	193	445	(310)	135
Other	823	(258)	565	512	(219)	293
	2,330	(781)	1,549	1,909	(705)	1,204
Trademark with indefinite life	46	(9)	37	46	(9)	37
	$2,376	$(790)	$1,586	$1,955	$(714)	$1,241

Amortization expense related to intangible assets for the nine months ended September 30, 2005 and 2004 was $80 and $66 million, respectively. Amortization expense related to intangible assets for 2005 to 2009 is expected to approximate $110 million each year.

We completed our goodwill and intangible assets impairment testing for our reporting units as of March 31, 2005 and determined that there was no impairment as of that date.

NOTE 12.   Total nonowner changes in shareowners’ equity consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$470	$372	$1,135	$1,028
Foreign exchange translation adjustments	31	89	(181)	35
Change in fair value of effective cash flow hedges	16	(1)	10	(13)
	$517	$460	$964	$1,050

NOTE 13.	Segment financial data follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales
Aerospace	$2,619	$2,468	$7,772	$7,225
Automation and Control Solutions	2,445	1,994	6,824	5,909
Specialty Materials	773	876	2,369	2,633
Transportation Systems	1,061	1,057	3,412	3,193
Corporate	1	–	1	1
	$6,899	$6,395	$20,378	$18,961
Segment Profit
Aerospace	$439	$379	$1,234	$1,053
Automation and Control Solutions	300	235	743	637
Specialty Materials	58	38	195	137
Transportation Systems	121	137	437	430
Corporate	(41)	(40)	(129)	(117)
Total segment profit	877	749	2,480	2,140
Gain on sale of non-strategic businesses	21	5	11	270
Equity in income of affiliated companies	22	24	82	48
Other income	–	50	27	78
Interest and other financial charges	(83)	(81)	(260)	(247)
Pension and other postretirement benefits (expense) (A)	(141)	(160)	(423)	(482)
Repositioning, environmental, litigation and other charges (credits) (A)	(110)	(101)	(320)	(393)
Income from continuing operations before taxes	$586	$486	$1,597	$1,414

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

NOTE 14.   Net periodic pension and other postretirement benefits costs for our significant plans include the following components.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$52	$60	$174	$180
Interest cost	209	189	608	567
Expected return on plan assets	(277)	(261)	(823)	(784)
Amortization of prior service cost	8	9	23	27
Recognition of actuarial losses	101	101	292	304
	$93	$98	$274	$294

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other Postretirement Benefits
Service cost	$3	$6	$13	$16
Interest cost	27	36	85	107
Expected return on plan assets	–	–	–	–
Amortization of prior service (credit)	(11)	(9)	(29)	(26)
Recognition of actuarial losses	13	24	47	73
	$32	$57	$116	$170

Effective December 31, 2004, we adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2). FSP No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The impact of the Act reduced other postretirement benefits expense by approximately $36 million in the nine months ended September 30, 2005. This decrease in other postretirement benefits expense resulted from lower amortization of actuarial losses of approximately $27 million due to the effect of the actuarial gain experienced from the impact of the Act and from lower interest cost of approximately $9 million.

NOTE 15.   COMMITMENTS AND CONTINGENCIES

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

In February 2005, the Third Circuit Court of Appeals upheld the decision of the United States District Court for the District of New Jersey in the matter entitled Interfaith Community Organization (ICO), et al. v. Honeywell International Inc., et al., that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site. Provisions have been made in our financial statements for the cost of implementation of the excavation and offsite removal remedy, which is expected to take place over a five-year period. The cost of implementation is expected to be incurred evenly over that period. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. On October 6, 2005, Honeywell filed a motion for relief in this matter seeking approval of an alternative remedy in which Honeywell would excavate approximately half of the chromium residue present at the site and encase the remaining material with a multi-media containment system that would fully protect human health and the environment. No assurances can be given at this time that Honeywell’s motion for relief will be granted.

The site at issue in the ICO matter is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Remedial investigations and activities consistent with the ACO are underway at the other sites (the “Honeywell ACO Sites”).

On May 3, 2005, NJDEP filed a lawsuit in New Jersey Superior Court against Honeywell and two other companies seeking declaratory and injunctive relief, unspecified damages, and the reimbursement of unspecified total costs relating to sites in New Jersey allegedly contaminated with chrome ore processing residue. The claims against Honeywell relate to the activities of a predecessor company which ceased its New Jersey manufacturing operations in the mid-1950s. While the complaint is not entirely clear, it appears that approximately 100 sites are at issue, including 17 of the Honeywell ACO Sites, approximately 32 sites at which the other two companies have agreed to remediate under separate administrative consent orders, as well as approximately 53 other sites (identified in the complaint as the “Publicly Funded Sites”) for which none of the three companies have signed an administrative consent order. In addition to claims specific to each company, NJDEP claims that all three companies should be collectively liable for all the chrome sites based on a “market share” theory. In addition, NJDEP is seeking treble damages for all costs it has incurred or will incur at the Publicly Funded Sites. Honeywell has previously denied responsibility for the Publicly Funded Sites. Honeywell believes that it has no connection with either the sites covered by the other companies’ administrative consent orders or the Publicly Funded Sites and, therefore, we have no responsibility for those sites. At the Honeywell ACO Sites, we are conducting remedial investigations and activities consistent with the ACO; thus, we do not believe the lawsuit will significantly change our obligations with respect to the Honeywell ACO Sites. On October 5, 2005, the Hackensack Riverkeeper notified Honeywell and twelve property owners that it intended to initiate a lawsuit under the Resource Conservation and Recovery Act (RCRA) seeking the cleanup of chromium residue on certain Honeywell ACO Sites. Under RCRA, such a lawsuit could not be initiated until 90 days after the delivery of the notice. For the reasons stated above, we do not believe this lawsuit, if initiated, would significantly change our obligations with respect to the Honeywell ACO Sites.

Although it is not possible at this time to predict the outcome of matters described in the preceding paragraph, we believe that the allegations are without merit and we intend to vigorously defend against these lawsuits. We do not expect these matters to have a material adverse effect on our consolidated financial position. While we expect to prevail, an adverse litigation outcome could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid.

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

Refractory Products — Honeywell owned North American Refractories Company (NARCO) from 1979 to 1986. NARCO produced refractory products (high temperature bricks and cement) which were sold largely to the steel industry in the East and Midwest. Less than 2 percent of NARCO’s products contained asbestos.

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

As a result of negotiations with counsel representing NARCO related asbestos claimants regarding settlement of all pending and potential NARCO related asbestos claims against Honeywell, we have reached definitive agreements with approximately 260,000 claimants, which represents in excess of 90 percent of the anticipated current claimants who are expected to file a claim as part of the NARCO reorganization process. We are also in discussions with the NARCO Committee of Asbestos Creditors and the Court-appointed legal representative for future asbestos claimants on Trust Distribution Procedures for NARCO. We believe that, as part of the NARCO plan of reorganization, a trust will be established pursuant to these Trust Distribution Procedures for the benefit of all asbestos claimants, current and future. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. NARCO filed its amended proposed plan of reorganization on September 15, 2005. A hearing on the proposed Disclosure Statement for the plan is set for November 30, 2005. We now expect the NARCO plan of reorganization and the NARCO trust to be approved by the Court in 2006. As part of its ongoing settlement negotiations, Honeywell has reached agreement with the representative for future NARCO claimants and the Asbestos Claimants Committee to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell’s operating cash flows. Given the substantial progress of negotiations between Honeywell and NARCO related asbestos claimants and between Honeywell and the Asbestos Claimants Committee during the fourth quarter of 2002, Honeywell developed an estimated liability for settlement of pending and future asbestos claims and recorded a charge of $1.4 billion for NARCO related asbestos litigation charges, net of insurance recoveries. This charge consisted of the estimated liability to settle current asbestos related claims, the estimated liability related to future asbestos related claims through 2018 and obligations to NARCO’s parent, net of insurance recoveries of $1.8 billion. During the nine months ended September 30, 2005, we recognized a charge of approximately $52 million to reflect a settlement of certain pending asbestos claims during the period.

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

Honeywell has approximately $1.2 billion in insurance limits remaining that reimburses it for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2005, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. This includes agreements with a substantial majority of the London-based insurance companies entered into primarily in the first quarter of 2004. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and projected future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. In the second quarter of 2004, based on our ongoing evaluation of our ability to enforce our rights under the various insurance policies, we concluded that we had additional probable insurance recoveries of $47 million, net of solvency reserves, which has been reflected in insurance receivables. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

Projecting future events is subject to many uncertainties that could cause the NARCO related asbestos liabilities to be higher or lower than those projected and recorded. There is no assurance that a plan of reorganization will be confirmed, that insurance recoveries will be timely or whether there will be any NARCO related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

Friction Products — Honeywell’s Bendix Friction Materials (Bendix) business manufactured automotive brake pads that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals that allege to have performed brake replacements.

From 1981 through September 30, 2005, we have resolved approximately 74,000 Bendix related asbestos claims including trials covering 120 plaintiffs, which resulted in 115 favorable verdicts. Trials covering five individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
Claims Activity	2005	2004	2003

Claims Unresolved at the beginning of period	76,348	72,976	50,821
Claims Filed	6,742	10,504	25,765
Claims Resolved	(3,825)	(7,132)	(3,610)
Claims Unresolved at the end of period	79,265	76,348	72,976

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2005	2004	2003

Mesothelioma and Other Cancer Claims	3,789	3,534	3,277
Other Claims	75,476	72,814	69,699
Total Claims	79,265	76,348	72,976

Approximately 30 percent of the approximately 79,000 pending claims at September 30, 2005 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 79,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. Honeywell has experienced average resolution values excluding legal costs as follows:

	Years Ended December 31,
	2004	2003	2002
	(in whole dollars)
Malignant claims	$90,000	$95,000	$166,000
Nonmalignant claims	$1,600	$3,500	$1,300

It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

We have accrued for the estimated cost of pending Bendix related asbestos claims. The estimate is based on the number of pending claims at September 30, 2005, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. HR&A updates expected settlement values for pending claims during the second quarter each year. Such update resulted in a reduction in the Bendix related net asbestos liability of $70 million during the three months ended June 30, 2005. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

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

During the nine months ended September 30, 2005, we entered into a structured insurance settlement which converted policies into future fixed, non-contingent payment streams, resulting in a gain of approximately $160 million. Additionally, during the nine months ended September 30, 2005, we recognized charges of approximately $131 million for write-offs of certain amounts due from insurance carriers. At September 30, 2005, we had amounts receivable from our insurers of approximately $384 million representing probable reimbursements associated with our liability for pending claims and previously settled and paid claims, and for amounts due under negotiated fixed payment streams.

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

Refractory and Friction Products — NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2005	December 31, 2004
Other current assets	$213	$150
Insurance recoveries for asbestos related liabilities	1,288	1,412
	$1,501	$1,562

Accrued liabilities	$800	$744
Asbestos related liabilities	1,618	2,006
	$2,418	$2,750

During the nine months ended September 30, 2005, we paid $418 million in indemnity and defense costs related to NARCO and Bendix claims and received $110 million of asbestos related insurance recoveries. We also recognized a charge of $116 million for Bendix related asbestos claims filed and defense costs incurred during the first nine months of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO related pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables.

Additionally, during the second quarter of 2005 we reduced the Bendix related net asbestos liability by $70 million related to an update of expected resolution values with respect to claims pending as of June 30, 2005.

We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty surrounding the proposed legislation, it is not possible at this point in time to determine what impact such legislation would have on the NARCO bankruptcy strategy or our asbestos liabilities and related insurance recoveries.

Other Matters

Breed Technologies Inc. v. AlliedSignal — Plaintiff alleges fraud in connection with AlliedSignal’s October 1997 sale of its safety restraints business to Breed and alleges that the transaction constituted a fraudulent transfer. Plaintiff seeks compensatory damages of up to $710 million and punitive damages. Trial is scheduled for January 2006 in Florida state court. We believe plaintiff’s claims are without merit and expect to prevail in this matter. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable and have not made provision for this matter in our financial statements. Given the uncertainty inherent in litigation, it is not possible to estimate the range of possible loss that might result from an adverse resolution of this matter.

Allen, et. al. v. Honeywell Retirement Earnings Plan — A purported class action lawsuit in which plaintiffs seek unspecified damages relating to allegations that, among other things, Honeywell impermissibly reduced the pension benefits of employees of Garrett Corporation (a predecessor entity) when the plan was amended in 1983 and failed to calculate certain benefits in accordance with the terms of the plan. In the third quarter of 2005, the U.S. District Court for the District of Arizona ruled in favor of the plaintiffs on these claims and in favor of Honeywell on virtually all other claims. We strongly disagree with, and intend to appeal, the Court’s adverse ruling. No class has yet been certified by the Court in this matter. In light of the merits of our arguments on appeal and substantial affirmative defenses which have not yet been considered by the Court, we continue to expect to prevail in this matter. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable and have not made provision for this matter in our financial statements. Given the uncertainty inherent in litigation, it is not possible to estimate the range of possible loss that might result from an adverse resolution of this matter.

Although we expect to prevail in the Breed and Allen matters discussed above, an adverse outcome in either matter could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid. We do not believe that an adverse outcome in either matter would have a material adverse effect on our consolidated financial position.

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

Warranties and Guarantees

As disclosed in Note 21 to our consolidated financial statements in our 2004 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. As of September 30, 2005, there has been no material change to these guarantees.

The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Nine Months Ended September 30,
	2005	2004
Beginning of period	$299	$275
Accruals for warranties/guarantees issued during the period	171	181
Adjustments of pre-existing warranties/guarantees	(8)	(13)
Settlement of warranty/guarantee claims	(148)	(151)
End of period	$314	$292

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners
of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2005, and the related consolidated statement of operations for each of the three and nine-month periods ended September 30, 2005 and 2004 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP Florham Park, NJ October 28, 2005

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts)

A.    RESULTS OF OPERATIONS – THIRD QUARTER 2005 COMPARED WITH THIRD QUARTER 2004

Net Sales

	2005	2004
Net sales	$6,899	$6,395
% change compared with prior period	8%

The increase in net sales in the third quarter of 2005 compared with the third quarter of 2004 is attributable to the following:

Acquisitions	6%
Divestitures	(3)
Price	1
Volume	3
Foreign Exchange	1
8%

A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Cost of Products and Services Sold

	2005	2004

Cost of products and services sold	$5,291	$5,087
Gross margin %	23.3%	20.5%

Gross margin increased by 2.8 percentage points in the third quarter of 2005 compared with the third quarter of 2004 due primarily to an increase in sales of our commercial Aerospace products and services, a decrease in environmental, litigation, net repositioning and other charges (credits) of $40 million and lower pension and other postretirement benefits expense of $26 million.

Selling, General and Administrative Expenses

	2005	2004

Selling, general and administrative expenses	$982	$820
Percent of sales	14.2%	12.8%

Selling, general and administrative expenses increased by $162 million, or 20 percent in the third quarter of 2005 compared with the third quarter of 2004 primarily due to an increase in selling expenses of $88 million principally from higher sales and the acquisition of Novar, an increase in general and administrative expenses of $18 million due in part to higher spending for information technology systems (primarily Enterprise Resources Planning (ERP) system in Aerospace), and an increase in environmental, litigation, net repositioning and other charges of $49 million.

	2005	2004

Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$141	$160
Decrease compared with prior period	$(19)

OPEB expense decreased by $21 million in the third quarter of 2005 compared with the third quarter of 2004. The decrease in OPEB expense resulted principally from the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 14 of Notes to Financial Statements for further discussion. Pension expense increased by $2 million in the third quarter of 2005 compared with the third quarter of 2004 principally due to pension expense for Novar.

(Gain) Loss on Sale of Non-Strategic Businesses

	2005	2004

(Gain) loss on sale of non-strategic businesses	$(21)	$(5)

Gain on sale of non-strategic businesses of $21 million in the third quarter of 2005 represents post-closing adjustments principally related to the sales of our Performance Fibers and Security Monitoring businesses in the prior year. Gain on sale of non-strategic businesses of $5 million in the third quarter of 2004 represented post-closing adjustments related to the sales of our Security Monitoring and VCSEL businesses in prior quarters in 2004.

Equity in (Income) Loss of Affiliated Companies

	2005	2004

Equity in (income) loss of affiliated companies	$(22)	$(24)

Equity income decreased by $2 million in the third quarter of 2005 compared with the third quarter of 2004 as higher earnings of $8 million from our UOP process technology joint venture (UOP) due to strength in the refining and petrochemical industries was more than offset by lower earnings from various other joint ventures in our Specialty Materials and Automation and Control Solutions reportable segments.

Other (Income) Expense

	2005	2004

Other (income) expense	$ –	$(50)

Other income decreased by $50 million in the third quarter of 2005 compared with the third quarter of 2004 as the prior year included a gain of $27 million related to the settlement of a patent infringement lawsuit. Also, interest income was lower by $11 million due to a decline in cash balances and losses related to foreign exchange hedge contracts increased by $7 million.

Tax Expense

	2005	2004

Tax expense	$153	$114
Effective tax rate	26.1%	23.5%

The effective tax rate increased by 2.6 percentage points in the third quarter of 2005 compared with the third quarter of 2004 due principally to a higher effective tax rate on environmental, litigation, net repositioning and other charges in the prior year’s third quarter.

Excluding the impact of gains on sales of non-strategic businesses and environmental, litigation, net repositioning and other charges, the effective tax rate in both periods was 26.5 percent. This rate was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign taxes.

Income From Continuing Operations

	2005	2004

Income from continuing operations	$433	$372
Earnings per share of common stock – assuming dilution	$0.51	$0.43

The increase of $0.08 per share in the third quarter of 2005 compared with the third quarter of 2004 relates primarily to an increase in segment profit in our Aerospace and Automation and Control Solutions reportable segments.

Income From Discontinued Operations

	2005	2004

Income from discontinued operations	$37	$ –
Earnings per share of common stock – assuming dilution	$0.04	$ –

Income from discontinued operations of $37 million, or $0.04 per share, in the third quarter of 2005 relates to the operating results of the Indalex Aluminum Solutions (Indalex) and Security Printing Services (Security Printing) businesses which have been classified as discontinued operations.

Review of Business Segments

	Three Months Ended September 30,
	2005	2004
Net Sales
Aerospace	$2,619	$2,468
Automation and Control Solutions	2,445	1,994
Specialty Materials	773	876
Transportation Systems	1,061	1,057
Corporate	1	–
	$6,899	$6,395

Segment Profit
Aerospace	$439	$379
Automation and Control Solutions	300	235
Specialty Materials	58	38
Transportation Systems	121	137
Corporate	(41)	(40)
Total segment profit	877	749
Gain on sale of non-strategic businesses	21	5
Equity in income of affiliated companies	22	24
Other income	–	50
Interest and other financial charges	(83)	(81)
Pension and other postretirement benefits (expense) (A)	(141)	(160)
Repositioning, environmental, litigation and other charges (credits) (A)	(110)	(101)
Income from continuing operations before taxes	$586	$486

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2005	2004
Net sales	$2,619	$2,468
% change compared with prior period	6%
Segment profit	$439	$379
% change compared with prior period	16%

Aerospace sales by major customer end-markets for the three months ended September 30, 2005 and 2004 were as follows:

	% of Aerospace Sales		% Change in Sales
Customer End-Markets	2005	2004	2005 Versus 2004
Commercial:
Air transport aftermarket	22%	23%	1%
Air transport original equipment	9	8	23
Regional transport aftermarket	7	8	(5)
Regional transport original equipment	2	3	(30)
Business and general aviation aftermarket	8	8	7
Business and general aviation original equipment	11	8	45
Defense and Space:
Defense and space aftermarket	11	12	(4)
Defense and space original equipment	30	30	6
Total	100%	100%	6%

Aerospace sales increased by 6 percent in the third quarter of 2005 compared with the third quarter of 2004 due primarily to higher volumes. Details by customer end-markets driving the increase in sales are as follows:

•

Air transport aftermarket sales improved slightly in 2005 as the impact of a 9 percent increase in global flying hours was largely offset by the absence of upgrades and retrofits of avionics equipment experienced in the prior year to meet certain mandated regulatory standards.

•	Air transport original equipment (OE) sales increased in 2005 primarily reflecting higher aircraft production rates by our OE customers.
•

Regional transport aftermarket sales decreased in 2005 due primarily to the removal from service of old turboprop aircraft for more efficient replacements and the related decline in spare parts sales and the absence of upgrades and retrofits of avionics equipment experienced in the prior year to meet certain mandated regulatory standards. This decrease was partially offset by an increase in flying hours by regional carriers.

•

Business and general aviation aftermarket sales were higher in 2005 primarily driven by an increase in scheduled maintenance events, an increasing number of aircraft coming off new delivery warranties and an increase in retrofit sales.

•	Business and general aviation OE sales improved in 2005 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet OE manufacturers.
•	Defense and space aftermarket sales were lower in 2005 principally due to a decline in war-related activities resulting in lower replenishment demand from the U.S. military.
•	Defense and space OE sales were higher in 2005 due principally to an increase in platform upgrades, engineering sales and intellectual property enforcement revenues.

Aerospace segment profit increased by 16 percent in the third quarter of 2005 compared with the third quarter of 2004 due primarily to volume growth mainly in our commercial OE customer end-markets, price increases and an increase in intellectual property enforcement income partially offset by write-offs of receivables from airlines in bankruptcy.

Automation and Control Solutions

	2005	2004
Net sales	$2,445	$1,994
% change compared with prior period	23%
Segment profit	$300	$235
% change compared with prior period	28%

Automation and Control Solutions sales increased by 23 percent in the third quarter of 2005 compared with the third quarter of 2004 due to acquisitions (mainly Novar’s Intelligent Business Systems (IBS) business) of 19 percent, higher volumes of 3 percent and the favorable effect of foreign exchange of 1 percent. Sales increased by 32 percent for our Automation and Control Products businesses driven principally by the acquisition of Novar’s IBS business. Volume growth and acquisitions in our security and life safety products businesses also contributed to the increase in sales. Sales for our Building Solutions business increased by 15 percent due primarily to the acquisition of Novar’s IBS business and growth in service and energy retrofits. Sales for our Process Solutions business increased by 5 percent principally due to an acquisition and the favorable effect of foreign exchange.

Automation and Control Solutions segment profit increased by 28 percent in the third quarter of 2005 compared with the third quarter of 2004 due principally to the favorable effects of productivity actions, acquisitions (mainly IBS) and higher sales volumes.

Specialty Materials

	2005	2004
Net sales	$773	$876
% change compared with prior period	(12)%
Segment profit	$58	$38
% change compared with prior period	53%

Specialty Materials sales decreased by 12 percent in the third quarter of 2005 compared with the third quarter of 2004 due to divestitures of 18 percent (Performance Fibers and Industrial Wax businesses) and lower volumes of 1 percent, partially offset by the impact of higher prices of 7 percent (mainly in our Nylon and Chemicals businesses). Sales for our Nylon business increased by 11 percent driven by price increases partially offset by lower volumes. Sales for our Chemicals business improved by 8 percent principally driven by price increases for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as higher volumes for our blowing agents for insulation applications.

Specialty Materials segment profit increased by 53 percent in the third quarter of 2005 compared with the third quarter of 2004 due principally to price increases partially offset by higher raw material costs (principally natural gas), and the impact of Hurricane Katrina on our Geismar and Baton Rouge, Louisiana plants in our Chemicals business. In addition, Hurricane Rita disrupted operations at our Orange, Texas Performance Products facility, which we anticipate will have some negative impact on our fourth quarter 2005 segment profit.

Transportation Systems

	2005	2004
Net sales	$1,061	$1,057
% change compared with prior period	–%
Segment profit	$121	$137
% change compared with prior period	(12)%

Transportation Systems sales were basically flat in the third quarter of 2005 compared with the third quarter of 2004 as the favorable effect of foreign exchange of 1 percent was offset by lower volumes of 1 percent. Sales for our Turbo Technologies business were flat principally due to a shift in consumer demand in Europe among automotive platforms and slightly lower light vehicle production in Europe offset by continued strength in the North American truck segment. Sales for our Consumer Products Group business increased by 1 percent due primarily to higher prices.

Transportation Systems segment profit decreased by 12 percent in the third quarter of 2005 compared with the third quarter of 2004 due primarily to higher raw material costs (mostly steel and other metals in each of the segment’s businesses), unfavorable sales mix primarily in our Turbo Technologies business and the operational costs associated with our exit from Friction Materials’ North American original equipment business, partially offset by the favorable effect of productivity actions.

B.  RESULTS OF OPERATIONS – NINE MONTHS 2005 COMPARED WITH NINE MONTHS 2004

Net Sales

	2005	2004
Net sales	$20,378	$18,961
% change compared with prior period	7%

The increase in net sales in the first nine months of 2005 compared with the first nine months of 2004 is attributable to the following:

Acquisitions	4%
Divestitures	(3)
Price	2
Volume	3
Foreign Exchange	1
7%

A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2005	2004
Cost of products and services sold	$15,870	$15,245
Gross margin %	22.1%	19.6%

Gross margin increased by 2.5 percentage points in the first nine months of 2005 compared with the first nine months of 2004 due primarily to an increase in sales of our commercial Aerospace products and services, a decrease in environmental, litigation, net repositioning and other charges (credits) of $107 million and lower pension and other postretirement benefits expense of $66 million.

Selling, General and Administrative Expenses

	2005	2004
Selling, general and administrative expenses	$2,771	$2,451
Percent of sales	13.6%	12.9%

Selling, general and administrative expenses increased by $320 million, or 13 percent in the first nine months of 2005 compared with the first nine months of 2004 primarily due to an increase in selling expenses of $196 million principally from higher sales and the acquisition of Novar, an increase in general and administrative expenses of $83 million due in part to higher spending for information technology systems (primarily ERP system in Aerospace) and higher environmental, litigation, net repositioning and other charges of $34 million.

	2005	2004
Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$423	$482
Decrease compared with prior period	$(59)

OPEB and pension expense decreased by $47 and $12 million, respectively, in the first nine months of 2005 compared with the first nine months of 2004. The decrease in OPEB expense resulted principally from the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 14 of Notes to Financial Statements for further discussion. The decrease in pension expense was due principally to a decrease in the amortization of unrecognized losses as actual plan asset returns were higher than the expected rate of return in 2003 and 2004 partially offset by pension expense for Novar.

(Gain) Loss on Sale of Non-Strategic Businesses

	2005	2004
(Gain) loss on sale of non-strategic businesses	$(11)	$(270)

Gain on sale of non-strategic businesses of $11 million in the first nine months of 2005 represents pretax gains totaling $45 million for post-closing adjustments related to the sales of our Performance Fibers, Security Monitoring and other businesses in the prior year, partially offset by a pretax loss of $34 million related to the sale of our Industrial Wax business in the second quarter of 2005. Gain on sale of non-strategic businesses of $270 million in the first nine months of 2004 represented the pretax gains on the sales of our Security Monitoring and VCSEL Optical Products businesses of $215 and $34 million, respectively, and post-closing adjustments of $21 million related to businesses sold in prior periods.

Equity in (Income) Loss of Affiliated Companies

	2005	2004
Equity in (income) loss of affiliated companies	$(82)	$(48)

Equity income increased by $34 million in the first nine months of 2005 compared with the first nine months of 2004 due primarily to higher earnings from UOP due to strength in the refining and petrochemical industries.

Other (Income) Expense

	2005	2004
Other (income) expense	$(27)	$(78)

Other income decreased by $51 million in the first nine months of 2005 compared with the first nine months of 2004 as the prior year included a gain of $27 million related to the settlement of a patent infringement lawsuit and the current year included a charge of $10 million for the modification of a lease agreement related to the Corporate headquarters facility. Also, interest income was lower by $6 million due to a decline in cash balances and losses related to foreign exchange hedge contracts increased by $6 million.

Interest and Other Financial Charges

	2005	2004
Interest and other financial charges	$260	$247
% change compared with prior period	5%

Interest and other financial charges increased by $13 million, or 5 percent in the first nine months of 2005 compared with the first nine months of 2004 due principally to both higher average short-term debt outstanding and higher average interest rates in the current year.

Tax Expense

	2005	2004
Tax expense	$527	$386
Effective tax rate	33.0%	27.3%

The effective tax rate increased by 5.7 percentage points in the first nine months of 2005 compared with the first nine months of 2004 due principally to the estimated tax impact of our decision to repatriate approximately $2.7 billion of foreign earnings, of which $2.2 billion receives the benefit under the American Jobs Creation Act of 2004. Excluding this item and the impact of gains and losses on sales of non-strategic businesses in both periods, our effective tax rate in the first nine months of 2005 increased by 3.2 percentage points compared with the first nine months of 2004. This increase is due principally to a higher effective tax rate on environmental, litigation, net repositioning and other charges in the prior year’s first nine months.

Excluding the impact of cash repatriation, gains and losses on sales of non-strategic businesses and environmental, litigation, net repositioning and other charges, the effective tax rate in both periods was 26.5 percent. This rate was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign taxes.

Income From Continuing Operations

	2005	2004
Income from continuing operations	$1,070	$1,028
Earnings per share of common stock – assuming dilution	$1.25	$1.19

The increase of $0.06 per share in the first nine months of 2005 compared with the first nine months of 2004 relates primarily to an increase in segment profit in each of our reportable segments, driven primarily by volume growth in our Aerospace reportable segment, partially offset by the tax charge in the second quarter of 2005 for the repatriation of foreign earnings related to the provisions of the American Jobs Creation Act of 2004.

Income From Discontinued Operations

	2005	2004
Income from discontinued operations	$65	$–
Earnings per share of common stock – assuming dilution	$0.08	$–

Income from discontinued operations of $65 million, or $0.08 per share, in the first nine months of 2005 relates to the operating results of the Indalex and Security Printing businesses which have been classified as discontinued operations.

Review of Business Segments

	Nine Months Ended September 30,
	2005	2004
Net Sales
Aerospace	$7,772	$7,225
Automation and Control Solutions	6,824	5,909
Specialty Materials	2,369	2,633
Transportation Systems	3,412	3,193
Corporate	1	1
	$20,378	$18,961
Segment Profit
Aerospace	$1,234	$1,053
Automation and Control Solutions	743	637
Specialty Materials	195	137
Transportation Systems	437	430
Corporate	(129)	(117)
Total segment profit	2,480	2,140
Gain on sale of non-strategic businesses	11	270
Equity in income of affiliated companies	82	48
Other income	27	78
Interest and other financial charges	(260)	(247)
Pension and other postretirement benefits (expense) (A)	(423)	(482)
Repositioning, environmental, litigation and other charges (credits) (A)	(320)	(393)
Income from continuing operations before taxes	$1,597	$1,414

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2005	2004
Net sales	$7,772	$7,225
% change compared with prior period	8%
Segment profit	$1,234	$1,053
% change compared with prior period	17%

Aerospace sales by major customer end-markets for the first nine months ended September 30, 2005 and 2004 were as follows:

	% of Aerospace Sales		% Change in Sales
Customer End-Markets	2005	2004	2005 Versus 2004
Commercial:
Air transport aftermarket	22%	22%	6%
Air transport original equipment	9	9	18
Regional transport aftermarket	7	8	(1)
Regional transport original equipment	2	3	(16)
Business and general aviation aftermarket	9	8	12
Business and general aviation original equipment	10	7	44
Defense and Space:
Defense and space aftermarket	11	12	–
Defense and space original equipment	30	31	3
Total	100%	100%	8%

Aerospace sales increased by 8 percent in the first nine months of 2005 compared with the first nine months of 2004 due primarily to higher volumes. Details by customer end-markets driving the increase in sales are as follows:

•	Air transport aftermarket sales improved in 2005 primarily related to a 7.5 percent increase in global flying hours.
•	Air transport original equipment (OE) sales increased in 2005 primarily reflecting higher aircraft production rates by our OE customers.
•

Business and general aviation aftermarket sales were higher in 2005 primarily driven by an increase in scheduled maintenance events, an increasing number of aircraft coming off new delivery warranties, and an increase in retrofits principally to meet certain mandated regulatory standards.

•	Business and general aviation OE sales improved in 2005 due primarily to deliveries of the Primus Epic integrated avionics system and the HTF7000 engine to business jet OE manufacturers.
•	Defense and space OE sales were higher in 2005 as an increase related to platform upgrades was partially offset by lower engineering sales.

Aerospace segment profit increased by 17 percent in the first nine months of 2005 compared with the first nine months of 2004 due primarily to volume growth.

Automation and Control Solutions

	2005	2004
Net sales	$6,824	$5,909
% change compared with prior period	15%
Segment profit	$743	$637
% change compared with prior period	17%

Automation and Control Solutions sales increased by 15 percent in the first nine months of 2005 compared with the first nine months of 2004 due to acquisitions (mainly Novar’s IBS business), net of divestitures, of 12 percent, the favorable effect of foreign exchange of 2 percent and higher volumes of 2 percent partially offset by the impact of lower prices of 1 percent. Sales increased by 23 percent for our Automation and Control Products businesses driven principally by the acquisition of Novar’s IBS business. The increase was also due primarily to volume growth and acquisitions in our security and life safety products businesses. Sales for our Building Solutions business increased by 8 percent due primarily to the acquisition of Novar’s IBS business and growth in service and energy retrofits partially offset by the divestiture of our Security Monitoring business in the prior year. Sales for our Process Solutions business increased by 4 percent primarily due to an acquisition and the favorable effect of foreign exchange.

Automation and Control Solutions segment profit increased by 17 percent in the first nine months of 2005 compared with the first nine months of 2004 as the favorable effects of productivity actions, acquisitions (mainly IBS) and higher sales volume more than offset the unfavorable effects of lower prices and investments in sales and marketing initiatives.

Specialty Materials

	2005	2004
Net sales	$2,369	$2,633
% change compared with prior period	(10)%
Segment profit	$195	$137
% change compared with prior period	42%

Specialty Materials sales decreased by 10 percent in the first nine months of 2005 compared with the first nine months of 2004 due to divestitures of 14 percent (Performance Fibers and Industrial Wax businesses) and lower volumes of 5 percent, partially offset by the impact of higher prices of 8 percent (mainly in our Nylon and Chemicals businesses) and the favorable effect of foreign exchange of 1 percent. Sales for our Nylon business increased by 12 percent driven by price increases and favorable sales mix. Sales for our Chemicals business improved by 7 percent principally driven by price increases and demand for our refrigerant products. Sales for our Electronic Materials business decreased by 6 percent driven by lower volumes due to market softness in the semiconductor industry. Sales for our Performance Products business also decreased by 6 percent primarily driven by lower volumes in our specialty films business.

Specialty Materials segment profit increased by 42 percent in the first nine months of 2005 compared with the first nine months of 2004 due principally to price increases and the favorable effect of productivity actions partially offset by higher raw material costs (principally natural gas and benzene) and lower sales volumes.

Transportation Systems

	2005	2004
Net sales	$3,412	$3,193
% change compared with prior period	7%
Segment profit	$437	$430
% change compared with prior period	2%

Transportation Systems sales increased by 7 percent in the first nine months of 2005 compared with the first nine months of 2004 due primarily to higher volumes of 3 percent, the favorable effect of foreign exchange of 2 percent and the impact of higher prices of 2 percent (principally ethylene glycol in our Consumer Products Group business). Sales for our Turbo Technologies business increased by 10 percent due to a favorable sales mix and volume growth and the favorable effect of foreign exchange. The favorable sales mix and volume growth were driven by continued strength in the North American truck segment and increased diesel penetration in Europe, partially offset by a shift in consumer demand in Europe among automotive platforms and slightly lower light vehicle production in Europe. Sales for our Consumer Products Group business increased by 6 percent largely due to higher prices (primarily ethylene glycol).

Transportation Systems segment profit increased by 2 percent in the first nine months of 2005 compared with the first nine months of 2004 due primarily to the impact of higher prices and productivity actions partially offset by higher raw material costs (mostly steel and other metals in each of the segment’s businesses).

Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Severance	$111	$31	$194	$78
Asset impairments	–	7	4	17
Exit costs	5	2	11	8
Reserve adjustments	(6)	(3)	(20)	(26)
Total net repositioning charge	110	37	189	77
Asbestos related litigation charges, net of insurance	32	24	46	44
Other probable and reasonably estimable legal and environmental liabilities	31	39	132	230
Arbitration award related to phenol supply agreement	(67)	–	(67)	–
Business impairment charges	4	–	22	40
Other	–	1	10	8
Total net repositioning and other charges	$110	$101	$332	$399

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005		2004
Cost of products and services sold	$60	(a)	$100	$277	(a)	$384
Selling, general and administrative expenses	50		1	43		9
Equity in (income) loss of affiliated companies	–		–	2		6
Other (income) expense	–		–	10		–
	$110		$101	$332		$399
(a)	Amount includes a credit of $67 million for an arbitration award related to a phenol supply agreement.

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005		2004
Aerospace	$72		$–	$92		$4
Automation and Control Solutions	17		24	58		27
Specialty Materials	(62	)(a)	24	(40	)(a)	78
Transportation Systems	47		27	27	(b)	114
Corporate	36		26	195		176
	$110		$101	$332		$399
(a)	Amount includes a credit of $67 million for an arbitration award related to a phenol supply agreement.
(b)	Amount includes a repositioning charge of $65 million and a net asbestos related credit of $38 million.

In the third quarter of 2005, we recognized a repositioning charge of $116 million primarily for severance costs related to workforce reductions of 1,931 manufacturing and administrative positions principally in our Aerospace reportable segment in connection with the implementation of a new organizational structure which reorganized our Aerospace businesses to better align with customer segments. The implementation of the new organizational structure was substantially completed in the third quarter of 2005. The repositioning charge also included severance costs for workforce reductions in our Automation and Control Solutions and Transportation Systems reportable segments. Also, during the third quarter of 2005, $6 million of previously established accruals, primarily for severance at our Specialty Materials reportable segment, were returned to income principally due to changes in the scope of previously announced severance programs.

In the second quarter of 2005, we recognized a repositioning charge of $59 million primarily for severance costs related to workforce reductions of 1,395 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems reportable segments. Also, during the second quarter of 2005, $8 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities was comprised primarily of excise taxes relating to an executive severance amount previously paid which were determined in the second quarter of 2005 to no longer be payable.

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

The 2004 and 2005 repositioning actions will generate incremental pretax savings of approximately $120 million in 2005 compared with 2004 principally from planned workforce reductions. Cash spending for severance and other exit costs necessary to execute these actions were $105 million in the nine months ended September 30, 2005 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute these actions will approximate $150 million in 2005 and will be funded primarily though operating cash flows.

In the third quarter of 2005, we recognized a charge of $31 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $32 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2005, net of probable insurance recoveries. See Note 15 of Notes to Financial Statements for further discussion of asbestos matters. We also recognized an impairment charge of $4 million related to the write-down of property, plant and equipment held for sale in our Nylon business in our Specialty Materials reportable segment. We recognized a credit of $67 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business from June 2003 through the end of 2004. The arbitrator also awarded Honeywell an additional $11.2 million of damages for overcharges in January through April 2005, which we will seek to confirm and have entered as a judgment in U.S. Federal Court. The arbitrator also found that the supplier has been in continuing breach of the supply agreement and indicated that additional damages will be awarded to Honeywell for damages since April 2005. An arbitration hearing on this issue is scheduled for November 2005.

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

In the third quarter of 2004, we recognized a charge of $24 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2004, net of probable insurance recoveries. See Note 15 of Notes to Financial Statements for further discussion of asbestos matters. We recognized a charge of $25 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $14 million for legal settlements primarily related to property damage claims in our Automation and Control Solutions reportable segment. We also recognized a charge of $1 million for the write-off of property, plant and equipment.

In the second quarter of 2004, we recognized a charge of $161 million for environmental liabilities deemed probable and reasonably estimable in the quarter. This charge principally related to an increase in our estimate of design and study costs likely to be incurred during the pendency of our appeal of the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and to estimated costs related to our decision in the second quarter of 2004 to seek a potential resolution of the principal issues in dispute in such matter. See Note 15 of Notes to Financial Statements for further discussion. We recognized an impairment charge of $40 million related principally to the write-down of property, plant and equipment of our Performance Fibers business in our Specialty Materials reportable segment, which was classified as assets held for disposal as of June 30, 2004. We recognized a charge of $9 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2004 including an update of expected resolution values with respect to claims pending as of June 30, 2004. The charge is net of probable Bendix related insurance recoveries and an additional $47 million of NARCO insurance deemed probable of recovery. See Note 15 of Notes to Financial Statements for further discussion of asbestos matters. We also recognized a charge of $7 million principally for the write-off of property, plant and equipment.

In the first quarter of 2004, we recognized a charge of $30 million for environmental liabilities deemed probable and reasonably estimable in the quarter, including liabilities for environmental conditions around Onondaga Lake in New York. We also recognized a charge of $11 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2004, net of probable insurance recoveries. See Note 15 of Notes to Financial Statements for further discussion of environmental and asbestos matters.

C.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004, are summarized as follows:

	2005	2004
Cash provided by (used for):
Operating activities	$1,603	$1,487
Investing activities	(2,058)	(140)
Financing activities	(1,609)	(892)
Effect of exchange rate changes on cash	(70)	28
Net (decrease) increase in cash and cash equivalents	$(2,134)	$483

Cash provided by operating activities increased by $116 million during the first nine months of 2005 compared with the first nine months of 2004 due primarily to increased earnings, dividends received from UOP, and a decrease in asbestos liability payments, net of insurance receipts, of $55 million partially offset by an increase in working capital usage of $216 million driven primarily by higher sales.

We made asbestos related payments of $418 million, including legal fees, in the first nine months of 2005 and expect to make additional asbestos related payments of approximately $274 million during the remainder of 2005. This estimate is based on our experience in the first nine months of 2005 regarding the timing of submissions of required evidential data by plaintiff firms. We had $110 million of asbestos related insurance recoveries during the first nine months of 2005. We expect to receive approximately $74 million in asbestos related insurance recoveries during the remainder of 2005. These cash flow projections are consistent with our existing asbestos reserves and anticipated insurance recoveries for asbestos related liabilities. See Note 15 of Notes to Financial Statements for further discussion of asbestos matters.

Cash used for investing activities increased by $1,918 million during the first nine months of 2005 compared with the first nine months of 2004 due primarily to an increase in spending for acquisitions of $1,827 million (primarily Novar and Zellweger) and lower proceeds from the sales of businesses of $356 million as the prior year included the proceeds from the dispositions of our Security Monitoring and VCSEL Optical Products businesses, and higher capital spending of $53 million. The increase in cash used for investing activities was partially offset by an increase in proceeds of $205 million from maturities of investment securities and from cash of $86 million obtained in connection with the acquisition of Novar.

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

Cash used for financing activities increased by $717 million during the first nine months of 2005 compared with the first nine months of 2004 due primarily to higher net debt payments of $507 million principally related to the repayment of debt assumed in the Novar acquisition and an increase in repurchases of common stock of $237 million. In light of market conditions, during the third quarter of 2005, we repurchased common stock to offset the dilutive impact of employee stock based compensation plans, including some or all of anticipated 2006 dilution. Total debt of $5,410 million at September 30, 2005 was $137 million, or 3 percent higher than at December 31, 2004 principally due to higher commercial paper borrowings.

Liquidity

See our 2004 Annual Report on Form 10-K for a detailed discussion of our liquidity. As of September 30, 2005, except for the acquisition of Novar which is described in detail in Note 4 of Notes to Financial Statements, there have been no material changes in our liquidity. The payment for Novar’s share capital of approximately $1.7 billion and the repayment of substantially all of Novar’s existing debt of approximately $700 million occurred in the second quarter of 2005 and was funded with our existing cash resources. The Indalex and Security Printing businesses acquired as part of the Novar transaction are expected to be sold later in 2005 for aggregate proceeds of approximately $1.0 to $1.5 billion. In September 2005, we reached a definitive agreement to sell Indalex to an affiliate of private investment firm Sun Capital Partners, Inc. for approximately $425 million in cash. The sale, which is subject to regulatory review and other customary closing conditions, is expected to close in the fourth quarter of 2005. In October 2005, we entered into a definitive agreement to acquire the 50 percent interest in UOP currently owned by Union Carbide Corp., a wholly owned subsidiary of The Dow Chemical Company, giving Honeywell full ownership of the entity. The purchase of UOP, which is subject to regulatory approval, is expected to close in the fourth quarter of 2005. We will pay $825 million for Dow’s stake in UOP, with an adjustment for cash and outstanding debt in the venture at the closing date. We expect to fund the acquisition of UOP with our existing cash resources and fourth quarter 2005 cash flows.

By mid-October 2005, we had repatriated approximately $1.9 billion of foreign earnings under the provisions of the American Jobs Creation Act of 2004. In July 2005, Moody’s Investors Service affirmed its corporate rating on our long-term and short-term debt of A2 and P-1, respectively, and changed the ratings outlook to “stable” from “negative”.

D.	OTHER MATTERS

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” requires recognition of an additional minimum pension liability if the fair value of plan assets is less than the accumulated benefit obligation at December 31, 2005 (the end of the plan year). Assuming interest rates and plan asset returns remain essentially unchanged in the 2005 fourth quarter from the 2005 third quarter and we make no contributions to the plan, we would be required to increase our Additional Minimum Pension Liability which would result in a decrease in Accumulated Other Nonowner Changes within Shareowners’ Equity of approximately $1.0 billion after-tax at December 31, 2005. The actual amount of required adjustment, if any, remains highly dependent upon the market conditions at December 31, 2005 and the required adjustment could be significantly higher or lower than this amount.

Recent Accounting Pronouncements

See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our 2004 Annual Report on Form 10-K (Item 7A). As of September 30, 2005, there has been no material change in this information.

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

Environmental Matters Involving Potential Monetary Sanctions

in Excess of $100,000

As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride which resulted in an employee fatality, and an employee exposure to hydrofluoric acid. Honeywell has been served with several civil lawsuits regarding these incidents, for which we believe we have adequate insurance coverage. In addition, the United States Environmental Protection Agency (USEPA) and the United States Department of Justice (USDOJ) are conducting investigations of these incidents, including a federal grand jury convened to investigate the employee fatality. Honeywell has been informed by the USDOJ that it is a potential target of the grand jury investigation. If we are ultimately charged with wrongdoing, the Baton Rouge facility could be deemed ineligible to supply products or services under government contracts pending the completion of legal proceedings. Although the outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended September 30, 2005:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs

July 2005	–	–	–	(A	)
August 2005	8,269,000	$38.46	8,269,000	(A	)
September 2005	6,784,300	$38.49	6,784,300	(A	)

(A)

Honeywell has previously announced its intention to repurchase sufficient outstanding shares of its common stock to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans, including some or all of anticipated 2006 dilution. In light of market conditions, we have repurchased 15,053,300 shares during the nine months ended September 30, 2005.

ITEM 6.	EXHIBITS
(a)	Exhibits. See the Exhibit Index on page 52 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.
Date: October 28, 2005	By:	/s/ Thomas A. Szlosek
Thomas A. Szlosek Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2	Omitted (Inapplicable)
3	Omitted (Inapplicable)
4	Omitted (Inapplicable)
10.6*	Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, amended and restated (filed herewith)
10.8*	Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, amended and restated (filed herewith)
10.23*	Purchase and Sale Agreement between Catalysts, Adsorbents and Process Systems, Inc., and Honeywell Specialty Materials, LLC, dated September 30, 2005 (filed herewith)
11	Computation of Per Share Earnings (1)
12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)
18	Omitted (Inapplicable)
19	Omitted (Inapplicable)
22	Omitted (Inapplicable)
23	Omitted (Inapplicable)
24	Omitted (Inapplicable)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

EXHIBIT INDEX

Exhibit Number	Description
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Omitted (Inapplicable)
______________

The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 7 to the condensed consolidated financial statements in this report.