Form 10-K
period 2005-12-31
HONEYWELL INTERNATIONAL INC
filed 2006-03-01
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No X

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $31.3 billion at June 30, 2005.

There were 830,611,498 shares of Common Stock outstanding at January 31, 2006.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 24, 2006.

PART I.

Item 1. Business

      Honeywell International Inc. (Honeywell) is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, turbochargers, automotive products, specialty chemicals, electronic and advanced materials, and process technology for refining and petrochemicals. Honeywell was incorporated in Delaware in 1985.

      We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Honeywell's Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are also available, free of charge, on our website under the heading “Investor Relations” (see “Corporate Governance”), or by writing to Honeywell, 101 Columbia Road, Morris Township, New Jersey 07962, c/o Vice President and Corporate Secretary. Honeywell's Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees.

      The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 about the disclosure contained in this Annual Report on Form 10-K are included as Exhibits 31.1 and 31.2 to this Annual Report and are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”). Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 20, 2005, pursuant to Section 303A.12 of the NYSE's listing standards, that he was not aware of any violation by Honeywell of the NYSE's corporate governance listing standards as of that date.

Major Businesses

      We globally manage our business operations through four reportable segments: Aerospace, Automation and Control Solutions, Specialty Materials and Transportation Systems. Financial information related to our reportable segments is included in Note 23 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

      The principal products/services, customers/uses and key competitors of each of our reportable segments follows:

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Aerospace
Turbine propulsion engines	TFE731 turbofan
TPE331 turboprop
TFE1042 turbofan
ATF3 turbofan
F124 turbofan
LF502 turbofan
LF507 turbofan
CFE738 turbofan
HTF 7000 turbofan
T53, T55 turboshaft
LTS101 turboshaft
T800 turboshaft
AGT1500 turboshaft
	Repair, overhaul and spare parts	Business, regional, general aviation and military trainer aircraft Commercial and military helicopters Military vehicles	United Technologies Rolls Royce/Allison Turbomeca Williams

Auxiliary power units (APUs)	Airborne auxiliary power units Jet fuel starters Secondary power systems Ground power units Repair, overhaul and spare parts	Commercial, regional, business and military aircraft Ground power	United Technologies

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Environmental control systems	Air management systems: Air conditioning Bleed air Cabin pressure control Air purification and treatment Repair, overhaul and spare parts	Commercial, regional and general aviation aircraft Military aircraft Ground vehicles Spacecraft	Auxilec Barber Colman Dukes Eaton-Vickers Goodrich Liebherr Pacific Scientific Parker Hannifin Smiths TAT United Technologies

Electric power systems	Generators Power distribution & control Power conditioning Repair, overhaul and spare parts	Commercial, regional, business and military aircraft	Goodrich Safran Smiths United Technologies

Engine systems and accessories	Electronic and
hydromechanical
fuel controls
Engine start systems
Electronic engine controls
Sensors
Valves
Electric and pneumatic power generation systems
	Thrust reverser actuation, pneumatic and electric	Commercial, regional and general aviation aircraft Military aircraft	BAE Controls Goodrich Parker Hannifin United Technologies

Aircraft hardware distribution	Fasteners, including nuts, bolts, rivets, clamps and pins
Bearings, including ball, roller, spherical, needle and ceramic
Electrical hardware, including connectors, components, lighting products, terminals, and wire and wiring accessories
Seals, including seals, o-rings, gaskets and packings
	Value-added services, repair and overhaul kitting and point-of-use replenishment	Commercial, regional, business and military aviation aircraft	Anixter Arrow Pemco Avnet BE Aerospace (M&M Aerospace) Fairchild Direct Satair Wencor Wesco Aircraft

Avionics systems	Flight safety systems:
Enhanced Ground Proximity Warning Systems (EGPWS)
Traffic Alert and
Collision Avoidance Systems (TCAS)
Windshear detection systems
Flight data and cockpit voice recorders
Weather radar
Communication, navigation and surveillance systems:
Navigation &   communication radios Air-to-ground telephones
Global positioning systems
Automatic flight control systems
Satellite systems
Integrated systems
	Flight management systems	Commercial, business and general aviation aircraft Government aviation	BAE Boeing/Jeppesen Garmin Goodrich Kaiser L3 Lockheed Martin Northrop Grumman Rockwell Collins Smiths Thales Trimble/Terra Universal Avionics Universal Weather
Cockpit display systems

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Data management and aircraft performance monitoring systems Aircraft information systems
Network file servers
Wireless network transceivers
Weather information network
Navigation database information
Cabin management systems
Vibration detection and monitoring
Mission management systems
Tactical data management systems

Aircraft, Obstruction and Airport lighting	Inset lights Control and monitoring systems Regulators Tower and obstruction lights Interior and exterior aircraft lighting Visual docking guidance systems	Airports
Commercial, regional, business, helicopter and military aviation aircraft (operators, OEMs, parts distributors and MRO service providers)
		General contractors (building and tower manufacturers), cell phone companies	Bruce Hella/Goodrich LSI Luminator Safegate Siemens Thorn Whelen

Inertial sensor	Inertial sensor systems for guidance, stabilization, navigation and control Gyroscopes, accelerometers, inertial measurement units and thermal switches	Military and commercial vehicles Commercial spacecraft and launch vehicles Commercial, regional, business and military aircraft Transportation Missiles Munitions	Astronautics-Kearfott BAE Ball GEC L3 Com KVH Northrop Grumman Rockwell Smiths

Automatic test equipment	EW ATE Avionics ATE Vehicle health Management	Boeing USAF Foreign air forces	Northrop Grumman Lockheed

Control products	Radar altimeters Pressure products Air data products Thermal switches Magnetic sensors	Military aircraft Missiles, UAVs Commercial applications	Ball Brothers BAE Druck Goodrich NavCom Northrop Grumman Rosemount Solarton

Space products and subsystems	Guidance subsystems Control subsystems Processing subsystems Radiation hardened electronics and integrated circuits GPS-based range safety systems	Commercial and military-spacecraft DoD FAA NASA	BAE Ithaco L3 Northrop Grumman Raytheon

Management and technical services	Maintenance/operation and provision of space systems, services and facilities Systems engineering and integration Information technology services Logistics and sustainment	U.S. government space (NASA) DoD (logistics and information services) DoE Local governments Commercial space ground segment systems and services	Bechtel Boeing Computer Sciences Dyncorp ITT Lockheed Martin Raytheon SAIC The Washington Group United Space Alliance

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Landing systems	Wheels and brakes Wheel and brake repair and overhaul services	Commercial airline, regional, business and military aircraft High performance commercial vehicles USAF, DoD, DoE Boeing, Airbus, Lockheed Martin	Dunlop Standard Aerospace Goodrich K&F Industries Messier-Bugatti NASCO

Automation and Control Solutions
Environmental combustion controls; sensing controls	Heating, ventilating and air conditioning controls and components for homes and buildings
Indoor air quality products including zoning, air cleaners, humidification, heat and energy recovery ventilators
Controls plus integrated electronic systems for burners, boilers and furnaces
Consumer household products including humidifiers and thermostats
Electrical devices and switches
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
Food and beverage processors
Medical equipment
Heat treat processors
Computer and business equipment manufacturers
Bosch Cherry Danfoss Eaton Emerson Endress & Hauser Holmes Invensys Johnson Controls Motorola Schneider Siemens United Technologies Yamatake

Security and life safety products and services	Security products and systems
Fire products and systems
Access controls and closed circuit television
Home health monitoring and nurse call systems
Gas detection products and systems
Emergency lighting	OEMs
Retailers
Distributors
Commercial customers
and homeowners served by the distributor, wholesaler, contractor, retail and utility channels
Health care organizations
		Security monitoring service providers	Bosch Draeger GE Mine Safety Appliances Pelco Phillips Riken Keiki Siemens SPX Tyco United Technologies

Process automation products and solutions	Advanced control software and industrial automation systems for control and monitoring of continuous, batch and hybrid operations
Production management software
Communications systems for Industrial Control equipment and systems
Consulting, networking engineering and installation
Process control instrumentation
Field instrumentation
Analytical instrumentation
Recorders
Controllers
Critical environment control solutions and services
Aftermarket maintenance, repair and upgrade	Refining and petrochemical companies
Chemical manufacturers
Oil and gas producers
Food and beverage processors
Pharmaceutical companies
Utilities
Film and coated producers
Pulp and paper industry
Continuous web producers in the paper, plastics, metals, rubber, non-wovens and printing industries
		Mining and mineral industries	ABB AspenTech Emerson Invensys Siemens Yokogawa

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Building solutions and services	HVAC and building control solutions and services
Energy management solutions and services
Security and asset management solutions and services
Enterprise building integration solutions
Building information services
Building managers and owners
Contractors, architects and developers
Consulting engineers
Security directors
Plant managers
Utilities
Large global corporations
Public school systems
Universities
Local governments
Public housing agencies
Ameresco GroupMac Ingersoll Rand Invensys Johnson Controls Local contractors and utilities Schneider Siemens Trane United Technologies

Specialty Materials
Resins & Chemicals	Nylon polymer Caprolactam Ammonium sulfate Cyclohexanol Cyclohexanone Sulfuric acid Ammonia	Nylon for fibers, engineered resins and film Fertilizer ingredients Specialty chemicals	BASF DSM Enichem Hoechst Monsanto Rhodia Solutia

Fluorocarbons	Genetron® refrigerants, aerosol and insulation foam blowing agents Genesolv® solvents Oxyfume sterilant gases Ennovate 3000 blowing agent for refrigeration insulation	Refrigeration Air conditioning Polyurethane foam Precision cleaning Optical Metalworking Hospitals Medical equipment manufacturers	Arkema Dupont Solvay-Solexis

Hydrofluoric acid (HF)	Anhydrous and aqueous hydrofluoric acid	Fluorocarbons Steel Oil refining Chemical intermediates	Ashland Atofina E. Merck Hashimoto Norfluor Quimica Fluor

Fluorine specialties	Sulfur hexafluoride (SF6) Iodine pentafluoride (IF5) Antimony pentafluoride (SbF5)	Electric utilities Magnesium gear manufacturers	Air Products Asahi Glass Atofina Solvay-Solexis

Nuclear services	UF6 conversion services	Nuclear fuel Electric utilities	British Nuclear Fuels Cameco Cogema

Research and life sciences	Active pharmaceutical ingredients Pharmaceutical intermediates Pharmaceutical formulations Oxime-based fine chemicals Fluoroaromatics Bromoaromatics High-purity solvents	Agrichemicals Pharmaceuticals Biotech	Avecia Degussa DSM E. Merck Fisher Scientific Lonza Sigma-Aldrich

Performance chemicals Imaging chemicals Chemical processing Display chemicals Surface treatment Catalysts Sealants	HF derivatives Fluoroaromatics Phosphors Catalysts Oxime-silanes Hydroxylamine	Diverse by product type	Atotech BASF

Advanced Fibers & Composites	High modulus polyethylene fiber and shield composites Aramid shield composites	Bullet resistant vests, helmets and other armor applications Cut-resistant gloves Rope & cordage	DuPont DSM Teijin

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Specialty Films	Cast nylon film Bi-axially oriented nylon film Fluoropolymer film	Food and pharmaceutical packaging	American Biaxis CFP Daikin Kolon Unitika

Specialty additives	Polyethylene waxes Paraffin waxes and blends PVC lubricant systems Processing aids Luminescent pigments	Coatings and inks PVC pipe, siding & profiles Plastics Reflective coatings Safety & security applications	BASF Clariant Eastman

Electronic chemicals	Ultra high-purity HF Inorganic acids Hi-purity solvents	Semiconductors	Air Products Arch E. Merck

Semiconductor materials and services	Interconnect-dielectrics Interconnect-metals Semiconductor packaging materials Advanced polymers Sapphire substrates Anti-reflective coatings Thermo-couplings	Semiconductors Microelectronics Telecommunications	Dow Corning Japan Energy Brewer Engelhard Foxconn Shinko Kyocera

Catalysts and adsorbents (UOP)	Catalysts Molecular sieves Adsorbents Design of process, plants and equipment Customer catalyst manufacturing	Petroleum, refining, petrochemical, gas processing and manufacturing industries	ABB Lummus Axens Exxon-Mobil Shell/Criterion Stone & Webster Linde Sud Chemie

Transportation Systems
Charge-air systems	Turbochargers Remanufactured components	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	ABB Borg-Warner Hitachi Holset IHI MHI Tianyan

Thermal systems	Exhaust gas coolers Charge-air coolers Aluminum radiators Aluminum cooling modules	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Behr/McCord Modine Valeo

Aftermarket filters, spark plugs, electronic components and car care products	Oil, air, fuel, transmission and coolant filters PCV valves Spark plugs Wire and cable Antifreeze/coolant Ice-fighter products Windshield washer fluids Waxes, washes and specialty cleaners	Automotive and heavy vehicle aftermarket channels, OEMs and OES Auto supply retailers Specialty installers Mass merchandisers	AC Delco
Bosch
Champion
Champ Labs
Havoline/Texaco
Mann & Hummel
NGK
Peak/Old World
Industries
Pennzoil-Quaker
State
Purolator/Arvin
Industries
STP/ArmorAll/
Clorox
Turtle Wax
Various Private
Labels
Wix/Dana
Zerex/Valvoline

Brake hard parts and other friction materials	Disc brake pads and shoes Drum brake linings Brake blocks Disc and drum brake components Brake hydraulic components Brake fluid Aircraft brake linings Railway linings	Automotive and heavy vehicle OEMs, OES, brake manufacturers and aftermarket channels Mass merchandisers Installers Railway and commercial/ military aircraft OEMs and brake manufacturers	Akebono Dana Delphi Federal-Mogul ITT Galfer JBI Nisshinbo TMD Roulunds

Aerospace Sales

      Our sales to aerospace customers were 38 percent of our total sales in each of 2005, 2004 and 2003. Our sales to commercial aerospace original equipment manufacturers were 9, 8 and 7 percent of our total sales in 2005, 2004 and 2003, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 15, 16 and 15 percent of our total sales in 2005, 2004 and 2003, respectively. Our Aerospace results of operations can be impacted by various industry and economic conditions. See “Item 1A. Risk Factors.”

U.S. Government Sales

      Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $3,719, $3,464 and $3,111 million in 2005, 2004 and 2003, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $2,939, $2,808 and $2,564 million in 2005, 2004 and 2003, respectively. U.S. defense spending increased in 2005 and is also expected to increase in 2006. We do not expect to be significantly affected by any proposed changes in 2006 federal spending due principally to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs). Our contracts with the U.S. Government are subject to audits, investigations, and termination by the government. See “Item 1A. Risk Factors.”

Backlog

      Our total backlog at December 31, 2005 and 2004 was $9,327 and $8,229 million, respectively. We anticipate that approximately $7,594 million of the 2005 backlog will be filled in 2006. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

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

International Operations

      We are engaged in manufacturing, sales, service and research and development mainly in the United States, Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 10 and 9 percent of our total net sales in 2005 and 2004, respectively. Foreign manufactured products and services, mainly in Europe, were 35 percent of our total net sales in both 2005 and 2004.

      Approximately 20 percent of total 2005 net sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Asia and Canada. Foreign manufactured products and systems and performance of services comprised 14 percent of total 2005 Aerospace net sales.

      Approximately 2 percent of total 2005 net sales of Automation and Control Solutions products were exports of U.S. manufactured products. Foreign manufactured products and performance of services accounted for 53 percent of total 2005 net sales of Automation and Control Solutions. The principal manufacturing facilities outside the U.S. are in Europe and Mexico, with less significant operations in Asia and Canada.

      Approximately 13 percent of total 2005 net sales of Specialty Materials products were exports of U.S. manufactured products. Exports were principally made to Asia, Europe, Latin America and Canada. Foreign manufactured products comprised 18 percent of total 2005 net sales of Specialty Materials. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

      Exports of U.S. manufactured products comprised 1 percent of total 2005 net sales of Transportation Systems products. Foreign manufactured products accounted for 60 percent of total 2005 net sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia, Latin America and Canada.

      Financial information related to geographic areas is included in Note 24 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. Information regarding the economic, political, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Raw Materials

      The principal raw materials used in our operations are generally readily available. We experienced no significant or unusual problems in the purchase of key raw materials and commodities in 2005. Except related to phenol, a raw material used in our Specialty Materials segment, we are not dependent on any one supplier for a material amount of our raw materials. We purchase phenol under a supply agreement with one supplier. We have no reason to believe there is any material risk to this supply.

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

      The costs of certain key raw materials, including natural gas and benzene, in our Specialty Materials' business were at historically high levels in 2005 and are expected to remain at those levels in 2006. We will continue to attempt to offset raw material cost increases with formula price agreements and price increases where feasible. At present, we have no reason to believe a shortage of raw materials will cause any material adverse impact during 2006. See “Item 1A. Risk Factors” for further discussion.

Patents, Trademarks, Licenses and Distribution Rights

      Our businesses are not dependent upon any single patent or related group of patents, or any licenses or distribution rights. We own, or are licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of our products or improvements to those products and which are of importance to our business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. We also have distribution rights of varying terms for a number of products and services produced by other companies. In our judgment, those rights are adequate for the conduct of our business. We believe that, in the aggregate, the rights under our patents, trademarks and licenses are generally important to our operations, but we do not consider any patent, trademark or related group of patents, or any licensing or distribution rights related to a specific process or product, to be of material importance in relation to our total business. See “Item 1A. Risk Factors” for further discussion.

      We have registered trademarks for a number of our products, including such consumer brands as Honeywell, Prestone, FRAM, Autolite, Bendix, Jurid, Holts and Garrett.

Research and Development

      Our research activities are directed toward the discovery and development of new products and processes and the development of new uses for existing products.

      Research and development expense totaled $1,072, $917 and $751 million in 2005, 2004 and 2003, respectively. The increase in research and development expense in 2004 compared with 2003 resulted primarily from design and developments costs associated with new aircraft platforms in Aerospace and new product development costs in Automation and Control Solutions. Customer-sponsored (principally the U.S. Government) research and development activities amounted to an additional $694, $593 and $608 million in 2005, 2004 and 2003, respectively.

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

      Further information regarding environmental matters is included in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” and in “Item 1A. Risk Factors.”

Employees

      We have approximately 116,000 employees at December 31, 2005, of which approximately 58,000 were located in the United States.

Item 1A.    Risk Factors

Cautionary Statement about Forward-Looking Statements

      We have described many of the trends and other factors that drive our business and future results in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”, including under the headings “Economic and Other Factors”, “Areas of Focus” and “Review of Business Segments”. These sections and other parts of this report (including this Item 1A) contain

“forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management's assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near-and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below.

Risk Factors

      Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Industry and economic conditions may adversely affect the market and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

      The operating results of our segments are impacted by general industry and economic conditions that can cause changes in spending and capital investment patterns, demand for our products and services and the level of our manufacturing costs. The operating results of our Aerospace segment, which generated 38 percent of our consolidated revenues in 2005, are directly tied to cyclical industry and economic conditions, including global demand for air travel as reflected in new aircraft production and/or the retirement of older aircraft, global flying hours, and business and general aviation aircraft utilization rates, as well as the level and mix of U.S. Government appropriations for defense and space programs (as further discussed below). The challenging operating environment faced by the commercial airline industry is expected to continue and may be influenced by a wide variety of factors, including aircraft fuel prices, labor issues, airline insolvencies, terrorism and safety concerns, and changes in regulations. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our Aerospace aftermarket sales and margins. The operating results of our Automation and Control Solutions (ACS) segment, which generated 34 percent of our consolidated revenues in 2005, are impacted by the level of global residential and commercial construction (including retrofits and upgrades), capital spending on building and process automation, industrial plant capacity utilization and expansion, and material price inflation. Specialty Materials' operating results are impacted by global gross domestic product and capacity utilization for chemical, industrial, refining and petrochemical plants. Transportation Systems' operating results are impacted by global production and demand for automobiles and trucks equipped with turbochargers, and consumer spending for automotive aftermarket and car care products. Because approximately 28 percent of our sales are in Europe, the relative strength of the European economy and exchange rate fluctuations impact our sales and margins.

Raw material price fluctuations and the ability of key suppliers to meet quality and delivery requirements can increase the cost of our products and services and impact our ability to meet commitments to customers.

      The cost of raw materials is a key element in the cost of our products, particularly in our Specialty Materials (benzene and natural gas) and Transportation Systems (steel and other metals) segments. Our inability to offset material price inflation with pricing or productivity actions could adversely affect our results of operations.

      Our manufacturing operations are also highly dependent upon the delivery of materials by outside suppliers and their assembly of major components and subsystems used in our products in a timely manner and in full compliance with purchase order terms and conditions, quality standards, and applicable laws and regulations. We also depend in limited instances on sole source suppliers. Our suppliers may fail to perform according to specifications as and when required and we may be unable to identify alternate suppliers or to mitigate the consequences of their non-performance. The supply chains for our businesses could also be disrupted by external events such as natural disasters, pandemic health issues, terrorist actions, labor disputes or governmental actions. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

      Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors, and (iv) develop, manufacture and bring products to market quickly and cost-effectively.

      Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we currently anticipate. The failure of our technologies or products to gain market acceptance or their obsolescence due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

      Protecting our intellectual property is critical to our innovation efforts. We own or are licensed under a large number of U.S. and foreign patents and patent applications, trademarks and copyrights. Our intellectual property rights may be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses of third party proprietary intellectual property on commercially reasonable terms. In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can affect the scope or enforceability of our patents and other intellectual property rights. Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory and other risks of international operations.

      Our international operations, including U.S. exports, comprise a growing proportion of our operating results and our strategy calls for increasing sales to and operations in overseas markets, including developing markets such as China, India and the Middle East. As this trend continues, our exposure to the risks attendant to international operations also increases. These risks include fluctuations in currency value, exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import and trade restrictions (including embargoes), and government instability. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

We may be required to recognize impairment charges for our long-lived assets.

      At December 31, 2005, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $14.3 billion. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in charges to goodwill and other asset impairments. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated net worth and our shareowners' equity and increase our debt-to-total-capitalization ratio, which could negatively impact our access to the public debt and equity markets.

A change in the level of U.S. Government defense and space funding or the mix of programs to which such funding is allocated could adversely impact sales of Aerospace's defense and space-related product and services.

      Sales of our defense and space-related products and services are largely dependent upon government budgets, particularly the U.S. defense budget. Sales as a prime contractor and subcontractor to the U. S. Department of Defense comprised approximately 28 and 11 percent of Aerospace and total sales, respectively, for the year ended December 31, 2005. Although U.S. defense spending increased in 2005 and is expected to increase again in 2006, we cannot predict the extent to which funding for individual programs will be included, increased or reduced as part of the 2007 and subsequent budgets ultimately approved by Congress, or be included in the scope of separate supplemental appropriations. We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift in defense spending to programs in which we do not participate and/or reductions in funding for or termination of existing programs could adversely impact our results of operations.

As a supplier of military and other equipment to the U. S. Government, we are subject to unusual risks, such as the right of the U.S. Government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.

      In addition to normal business risks, companies like Honeywell that supply military and other equipment to the U.S. Government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislations and regulations and other policies that reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, necessity for constant design improvements, intense competition for U.S. Government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and other factors characteristic of the industry. Changes are customary over the life of U.S. Government contracts, particularly development contracts, and generally result in adjustments of contract prices.

      Our contracts with the U.S. Government are subject to audits. Like many other government contractors, we have received audit reports that recommend downward price adjustments to certain contracts to comply with various government regulations. We have made adjustments and paid voluntary refunds in appropriate cases and may do so in the future.

      U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for our failure to perform under the applicable contract. In the case of a termination for convenience, we are typically entitled to reimbursement for our allowable costs incurred, plus termination costs and a reasonable profit. If a contract is terminated by the government for our failure to perform we could be liable for additional costs incurred by the government in acquiring undelivered goods or services from any other source and any other damages suffered by the government.

      We are also subject to government investigations of business practices and compliance with government procurement regulations. If Honeywell or one of its businesses were charged with wrongdoing as a result of any such investigation or other government investigations (including violations of certain environmental or export laws), it could be suspended from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. The U.S.

Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other egregious misconduct. Debarment generally does not exceed three years.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

      The sales and margins of each of our segments are directly impacted by government regulations. Safety and performance regulations (including mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft), product certification requirements and government procurement practices can impact Aerospace sales, research and development expenditures, operating costs and profitability. The demand for and cost of providing Automation and Control Solutions products, services and solutions can be impacted by fire, security, safety, health care and energy efficiency standards and regulations. Specialty Materials' results of operations can be affected by environmental (e.g., government regulation of refrigerants), safety and energy efficiency standards and regulations, while emissions and energy efficiency standards and regulations can impact the demand for turbochargers in our Transportation Systems segment.

Completed acquisitions may not perform as anticipated or be integrated as planned.

      We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, (ii) the failure to integrate acquired businesses into Honeywell on schedule and/or to achieve synergies within the plan and timeframe, and/or (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions and within the expected time frame.

We cannot predict the outcome of litigation matters, government proceedings and other contingencies with certainty.

      We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefits plans, and environmental, health and safety matters. Resolution of these matters can be prolonged and costly, and the ultimate results or judgments are uncertain. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may be required to pay damage awards or settlements, or become subject to damage awards or settlements, that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all operational risks and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.

      Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures. We have incurred remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing toxic substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, or the imposition of new clean-up requirements or remedial techniques could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

      Not Applicable

Item 2.    Properties

      We have approximately 1,200 locations consisting of plants, research laboratories, sales offices and other facilities. Our headquarters and administrative complex is located at Morris Township, New Jersey. Our plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. Our properties are generally maintained in good operating condition. Utilization of these plants may vary with sales to customers and other business conditions; however, no major operating facility is significantly idle. We own or lease warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. We also lease space for administrative and sales staffs. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

      Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

Aerospace
Glendale, AZ (partially leased) Phoenix, AZ Tempe, AZ Tucson, AZ Torrance, CA (partially leased) Clearwater, FL (leased)	South Bend, IN Olathe, KS Minneapolis, MN Plymouth, MN Rocky Mount, NC Teterboro, NJ	Albuquerque, NM Urbana, OH Redmond, WA (leased) Toronto, Canada Raunheim, Germany
Automation and Control Solutions
Phoenix, AZ San Diego, CA Northford, CT Freeport, IL	Golden Valley, MN Murfreesboro, TN (leased) Pleasant Prairie, WI (leased) Neuss, Germany	Chihuahua, Mexico Juarez, Mexico (partially leased) Tijuana, Mexico (leased) Emmen, Netherlands Newhouse, Scotland
Specialty Materials
Mobile, AL Baton Rouge, LA	Geismar, LA Pottsville, PA Chesterfield, VA	Hopewell, VA Seelze, Germany
Transportation Systems
Mexicali, Mexico	Thaon-Les-Vosges, France Glinde, Germany	Atessa, Italy

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

      As previously reported, three incidents occurred during 2003 at Honeywell's Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride which resulted in an employee fatality, and an employee exposure to hydrofluoric acid. Honeywell has been served with several civil lawsuits regarding these incidents, for which we believe we have adequate insurance coverage. In addition, the United States Environmental Protection Agency (USEPA) and the United States Department of Justice (USDOJ) are conducting investigations of these incidents, including a federal grand jury convened to investigate the employee fatality. Honeywell has been informed by the USDOJ that it is a potential target of the grand jury investigation. If we are ultimately charged with wrongdoing, the Baton Rouge facility could be deemed ineligible to supply products or services under government contracts pending the completion of legal proceedings. Although the outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

      Honeywell is a defendant in a lawsuit filed by the Arizona Attorney General's Office on behalf of the Arizona Department of Environmental Quality (ADEQ). The complaint alleges various environmental violations and failure to make required disclosures. Honeywell believes that the allegations in this matter are without merit and intends to vigorously defend against this lawsuit. In September 2004, the Court partially dismissed several of the ADEQ's significant allegations. In November 2005, the Court dismissed the most significant remaining claims in ADEQ's amended complaint. We do not believe that this matter could have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of the Registrant

      The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience

David M. Cote (a), 53 2002	Chairman of the Board and Chief Executive Officer since July 2002. President and Chief Executive Officer from February 2002 to June 2002. Chairman of the Board, President and Chief Executive Officer of TRW (manufacturer of aerospace and automotive products) from August 2001 to February 2002. President and Chief Executive Officer of TRW from February 2001 to July 2001. President and Chief Operating Officer of TRW from November 1999 to January 2001.
Adriane M. Brown, 47 2005	President and Chief Executive Officer Transportation Systems since January 2005. Vice President and General Manager of Engine Systems & Accessories from September 2001 to December 2004. Vice President and General Manager of Aircraft Landing Systems from October 1999 to August 2001.
Dr. Nance K. Dicciani, 58 2001	President and Chief Executive Officer Specialty Materials since November 2001. Senior Vice President and Business Group Executive of Chemical Specialties and Director, European Region of Rohm and Haas (chemical company) from June 1998 to October 2001.
Roger Fradin, 52 2004	President and Chief Executive Officer Automation and Control Solutions since January 2004. President of Automation and Control Products from June 2002 to December 2003. President and Chief Executive Officer of Security and Fire Solutions from February 2000 to May 2002. President of The Security Group of The Pittway Corporation from September 1995 to April 2002.
Robert J. Gillette, 45 2001	President and Chief Executive Officer Aerospace since January 2005. President and Chief Executive Officer Transportation Systems from July 2001 to December 2004. President of Honeywell Turbo Technologies from July 2000 to June 2001.
David J. Anderson, 56 2003	Senior Vice President and Chief Financial Officer since June 2003. Senior Vice President and Chief Financial Officer of ITT Industries (global manufacturing company) from December 1999 to June 2003.
Larry E. Kittelberger, 57 2001	Senior Vice President Administration and Chief Information Officer since August 2001. Senior Vice President and Chief Information Officer of Lucent Technologies Inc. from November 1999 to August 2001.
Peter M. Kreindler, 60 1992	Senior Vice President and General Counsel since March 1992.
Thomas W. Weidenkopf, 47 2002	Senior Vice President Human Resources and Communications since April 2002. Vice President of Human Resources, Aerospace, from March 1999 to March 2002.

(a) Also a Director.

Part II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities

      Market and dividend information for Honeywell's common stock is included in Note 26 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

      The number of record holders of our common stock at December 31, 2005 was 79,434.

      The following table summarizes Honeywell's purchases of its common stock, par value $1 per share, for the quarter ending December 31, 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs
October 2005	2,830,000	$33.79	2,830,000	(A)
November 2005	8,870,000	$35.98	8,870,000	(A)
December 2005	3,800,000	$36.67	3,800,000	(A)(B)

(A)	Honeywell repurchased outstanding shares of its common stock to offset the dilutive impact of employee stock based compensation plans, including future options exercises, restricted unit vesting and matching contributions under our savings plans, including, in response to market conditions, some or all of anticipated 2006 dilution. Honeywell purchased a total of 30,553,300 shares of common stock in 2005.
(B)	In November 2005, Honeywell announced that its Board of Directors had authorized the repurchase of shares of Honeywell common stock having a dollar value of up to $3 billion. As of December 31, 2005, approximately $2.6 billion of additional shares may yet be purchased under this program. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activities.

Item 6.    Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$27,653	$25,601	$23,103	$22,274	$23,652
Income (loss) from continuing operations(1)	1,581	1,281	1,344	(220)	(99)
Per Common Share
Earnings (loss) from continuing operations:
Basic	1.87	1.49	1.56	(0.27)	(0.12)
Assuming dilution	1.86	1.49	1.56	(0.27)	(0.12)
Dividends	0.825	0.75	0.75	0.75	0.75
Financial Position at Year-End
Property, plant and equipment—net	4,658	4,331	4,295	4,055	4,933
Total assets	32,294	31,062	29,314	27,565	24,226
Short-term debt	2,024	1,204	199	370	539
Long-term debt	3,082	4,069	4,961	4,719	4,731
Total debt	5,106	5,273	5,160	5,089	5,270
Shareowners' equity	11,254	11,252	10,729	8,925	9,170

Note: Commencing January 1, 2002, we ceased amortization of goodwill and indefinite-lived intangible assets.

(1)	In 2005, includes net repositioning, environmental, litigation, business impairment and other charges, gains on sales of non-strategic businesses and a tax provision for the repatriation of foreign earnings resulting in a net after-tax charge of $391 million, or $0.46 per share. In 2004, includes net repositioning, environmental, litigation, business impairment and other charges, gains on sales of non-strategic businesses and a gain related to the settlement of a patent infringement lawsuit resulting in a net after-tax charge of $315 million, or $0.36 per share. In 2003, includes net repositioning, environmental and other charges, gains on sales of non-strategic businesses and a gain related to the settlement of a patent infringement lawsuit resulting in a net after-tax charge of $22 million, or $0.03 per share. In 2002, includes net repositioning, litigation, business impairment and other charges and gains on sales of non-strategic businesses resulting in a net after-tax charge of $1,864 million, or $2.27 per share. In 2001, includes net repositioning, litigation, business impairment and other charges resulting in an after-tax charge of $1,771 million, or $2.18 per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

BUSINESS OVERVIEW

      This Business Overview provides a summary of Honeywell's four reportable operating segments (Aerospace, Automation and Control Solutions, Specialty Materials and Transportation Systems), including how they generate income, the relevant economic and other factors impacting their results, and business challenges and areas of focus in both the short- and long-term. Each of these segments is comprised of various product and service classes that serve multiple end markets. See Note 23 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information on our reportable segments and our definition of segment profit.

Aerospace

	2005	2004	2003
	(Dollars in millions)
Net sales	$10,497	$9,748	$8,813
Segment profit	$1,703	$1,479	$1,221
Segment profit %	16.2%	15.2%	13.9%

      Aerospace is a leading global supplier of aircraft engines, avionics, and related products and services for aircraft manufacturers, airlines, aircraft operators, military services, and defense and space contractors. Our Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, engine controls, repair and overhaul services, flight safety, communications, navigation, radar and surveillance systems, aircraft and airport lighting, management and technical services, advanced systems and instruments and aircraft wheels and brakes. Aerospace sells its products to original equipment (OE) manufacturers in the commercial air transport and business and regional aircraft segments, and provides spare parts and repair and maintenance services for the aftermarket (principally to aircraft operators). The United States Government is also a major customer for our defense and space products.

      Economic and Other Factors—Aerospace's operating results are principally driven by the global demand for air travel as reflected in new aircraft production, as well as the demand for spare parts and maintenance and repair services for aircraft currently in use. Aircraft production by commercial air transport OE manufacturers, business and regional jet deliveries, as well as global flying hours and airline profitability, are the principal factors that drive our commercial aerospace operating results. The level and mix of U.S. Government appropriations for defense and space programs and military activity are critical factors impacting our defense and space operating results.

      Areas of Focus—Aerospace's primary areas of focus include:

•	Continuing to grow the sales and profitability of the commercial aerospace aftermarket as the worldwide airline industry struggles to regain and maintain profitable operations.

•	Securing Honeywell product content on new aircraft platforms.

•	Making our product development process faster and less costly to meet increasing customer requirements while continuing to reduce manufacturing costs.

•	Continuing to design equipment that enhances the safety, performance and durability of aircraft, while reducing weight and operating costs.

•	Reducing the cost of product manufacturing and maintenance.

•	Improving business operations through investments in systems and processes improvements.

Automation and Control Solutions (ACS)

	2005	2004	2003
	(Dollars in millions)
Net sales	$9,416	$8,031	$7,464
Segment profit	$1,065	$894	$843
Segment profit %	11.3%	11.1%	11.3%

      ACS provides innovative solutions that make homes, buildings, industrial sites and airport facilities more efficient, safe and comfortable. Our ACS products and services include controls for heating, cooling, indoor air quality, ventilation, humidification and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; access control; video surveillance; and remote patient monitoring systems; installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive; and automation and control solutions for industrial plants, including advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings.

      Economic and Other Factors—ACS' operating results are principally driven by global residential and commercial construction (including retrofits and upgrades), industrial production, capital spending on process and building automation, European economic conditions, material price inflation, and fire, security, health care and safety concerns and regulations.

      Areas of Focus—ACS' primary areas of focus include:

•	Extending technology leadership: lowest total installed cost, integrated solutions within our security, fire and sensors product portfolios.

•	Defending and extending our installed base through customer productivity and globalization.

•	Sustaining strong brand recognition.

•	Continuing to invest in sales and marketing resources and new product development capabilities to drive profitable growth.

•	Continuing to grow through implementation of disciplined acquisition and rigorous integration processes.

•	Improving business operations through investments in systems and processes improvements.

Specialty Materials

	2005	2004	2003
	(Dollars in millions)
Net sales	$3,234	$3,497	$3,169
Segment profit	$257	$184	$136
Segment profit %	7.9%	5.3%	4.3%

      Specialty Materials develops and manufactures high-purity, high-quality and high-performance chemicals and materials for applications in the automotive, healthcare, agricultural, packaging, fibers, refrigeration, semiconductor, wax and adhesives segments. Specialty Materials also provides technology and services for the petroleum refining and petrochemical industries. Specialty Materials' product portfolio includes fluorocarbons, specialty films, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, and catalysts and adsorbents.

      Economic and Other Factors—Specialty Materials' operating results are principally driven by global gross domestic product, the level of investment in refining and petrochemical capacity, plant capacity utilization, the costs of raw materials including benzene and natural gas, and the impact of environmental, safety and energy efficiency regulations.

      Areas of Focus—Specialty Materials' primary areas of focus include:

•	Completing integration of UOP acquisition.

•	Achieving growth through sales and marketing excellence, global expansion and innovation, including the successful launch of new products.

•	Continuing to drive improvements in manufacturing productivity.

•	Continuing to offset raw material cost increases with formula price agreements and price increases, where feasible.

Transportation Systems

	2005	2004	2003
	(Dollars in millions)
Net sales	$4,505	$4,323	$3,650
Segment profit	$557	$575	$461
Segment profit %	12.4%	13.3%	12.6%

      Transportation Systems provides automotive products that improve the performance, efficiency, and appearance of cars, trucks, and other vehicles through state-of-the-art technologies, world class brands and global solutions to our customers needs. Our Transportation Systems' products include Garrett® turbochargers and charge-air and thermal systems; car care products including anti-freeze

(Prestone®), filters (Fram®), spark plugs (Autolite®), and cleaners, waxes and additives (Holts®); and brake hard parts and other friction materials (Bendix® and Jurid®). Transportation Systems sells its products to OE automotive and truck manufacturers (e.g., BMW, Caterpillar, Daimler-Chrysler, Ford, Volkswagen), wholesalers and distributors and through the retail aftermarket.

      Economic and Other Factors—Transportation Systems' operating results are principally driven by worldwide automobile and truck production, demand for automotive aftermarket and car care products and the global demand for automobiles and trucks equipped with turbochargers.

      Areas of Focus—Transportation Systems' primary areas of focus include:

•	Sustaining superior turbocharger technology.

•	Increasing global market penetration and share of diesel and gasoline turbocharger OEM demand.

•	Expanding and strengthening established strong product brands in our Consumer Products Group business, including expansion into new geographic and demographic segments.

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

      We have discussed the selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors and our Independent Registered Public Accountants. There were no new accounting standards effective in 2005 which had a material impact on our consolidated financial statements other than those described in the Recent Accounting Pronouncements section in Note 1 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

      Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities. These contingencies relate to product liabilities, including asbestos, commercial transactions, government contracts and environmental health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future (where estimable) asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments or changes in our settlement strategy. For a discussion of our contingencies related to environmental, asbestos and other matters, including management's judgment applied in the recognition and measurement of specific liabilities, see Notes 1 and 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

      Insurance for Asbestos Related Liabilities—In connection with recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers. We have approximately $1.2 billion in insurance coverage remaining that can be specifically allocated to North American Refractories Company (NARCO) related asbestos liabilities. We also have

$1.9 billion in coverage remaining for Bendix related asbestos liabilities although there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods and insurance settlements, resulting in approximately 50 percent of these claims on a cumulative historical basis being reimbursable by insurance. Our insurance is with both the domestic insurance market and the London excess market. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries. See Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a discussion of management's judgments applied in the recognition and measurement of insurance recoveries for asbestos related liabilities.

      Defined Benefit Pension Plans—We maintain defined benefit pension plans covering a majority of our employees and retirees. For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions including a discount rate for plan obligations and an expected rate of return on plan assets. We consider current market conditions, including changes in investment returns and interest rates, in making these assumptions. We determine the expected long-term rate of return on plan assets utilizing historic plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations (see Note 22 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for actual and targeted asset allocation percentages for our pension plans). The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The discount rate reflects the market rate on our annual measurement date (December 31) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The expected rate of return on pension assets and discount rate were determined in accordance with consistent methodologies. Further information on all our major actuarial assumption is included in Note 22 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

      The key assumptions used in developing our 2005, 2004 and 2003 net periodic pension expense for our U.S. plans included the following:

	2005	2004	2003
Discount rate	5.875%	6.00%	6.75%
Assets:
Expected rate of return	9%	9%	9%
Actual rate of return	8%	13%	23%
Actual 10 year average annual compounded rate of return	10%	11%	10%

      The reduction in the discount rate in both 2005 and 2004 reflects the lower market interest rate environment for high-quality fixed income debt instruments. The discount rate is also volatile because it is determined based upon the prevailing rate as of the measurement date. Due to continuing declines in interest rates, we will use a 5.75 percent discount rate in 2006. We plan to continue to use an expected rate of return on plan assets of 9 percent for 2006. The unrecognized net losses for our U.S. pension plans were $2.6 billion at both December 31, 2005 and 2004 as a decrease in unrecognized net losses due to loss amortization in 2005 was offset by additional unrecognized net losses due to the lower discount rate and the adoption of the RP2000 Mortality Table as of December 31, 2005. The unrecognized net losses at December 31, 2005 principally result from the decline each year since 2001 in the discount rate and from actual plan asset returns below expected rates of return during 2000, 2001, 2002 and 2005. Such unrecognized net losses are being systematically recognized in future net periodic pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (SFAS No. 87). Under SFAS No. 87, we use the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period. Further, unrecognized net losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over a six-year period.

      Changes in net periodic pension expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our U.S. pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $50 million	Increase $325 million
0.25 percentage point increase in discount rate	Decrease $50 million	Decrease $325 million
0.25 percentage point decrease in expected rate of return on assets	Increase $30 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $30 million	—

      Net periodic pension expense for our pension plans is expected to be approximately $320 million in 2006, a $84 million decrease from 2005 due principally to a decrease in the amortization of unrecognized net losses. The decline in the amortization of unrecognized net losses results principally from actual plan asset returns higher than the expected rate of return in 2003 and 2004.

      In 2005, 2004 and 2003 we were not required to make a contribution to satisfy minimum statutory funding requirements in our U.S. pension plans. We made voluntary contributions of $40 and $670 million to our U.S. pension plans in 2004 and 2003, respectively. The 2003 voluntary contribution was made to improve the funded status of the plans which had been impacted by the poor performance of the equity markets during the three-year period ended December 31, 2002, as well as the declining interest rate environment. Future plan contributions are dependent upon actual plan asset returns and interest rates. Assuming that actual plan returns are consistent with our expected plan return of 9 percent in 2006 and beyond, and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements for the foreseeable future. However, we expect to make voluntary contributions of approximately $45 million in cash in 2006 to certain of our U.S. pension plans for government contracting purposes. We also expect to contribute approximately $150 million in cash in 2006 to our non-U.S. defined benefit pension plans primarily related to funding requirements of recently acquired companies.

      Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)—To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and definite-lived intangible assets. At December 31, 2005, the net carrying amount of these long-lived assets totaled $6,527 million. The determination of useful lives (for depreciation/amortization purposes) and whether or not these assets are impaired involves the use of accounting estimates and assumptions which bear the risk of change which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors we consider in deciding when to perform an impairment review are as follows:

•	significant under-performance (i.e., declines in sales, earnings or cash flows) of a business or product line in relation to expectations;

•	annual operating plans or five-year strategic plans that indicate an unfavorable trend in operating performance of a business or product line;

•	significant negative industry or economic trends; and

•	significant changes or planned changes in our use of the assets.

      Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We use the best information available to determine fair value, which are usually either market prices (if available) or an estimate of the future discounted cash flow. The key estimates in our discounted cash flow analysis include expected industry growth rates, our assumptions as to volume, selling prices and costs, and the discount rate selected. As described in more detail in the repositioning and other charges section of our MD&A, we have recorded impairment charges related to long-lived assets of $23 and $42 million in 2005 and 2004, respectively, principally related to our Performance Fibers, Research and Life Sciences and Resins and Chemicals businesses in our Specialty Materials reportable segment. These businesses were significantly under-performing or were in industries with negative economic trends and subsequently these businesses were sold or significantly restructured.

      Income Taxes—As of December 31, 2005, we recognized a net deferred tax asset of $1,706 million, less a valuation allowance of $477 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

      Our net deferred tax asset of $1,706 million is comprised of $1,102 million related to U.S. operations and $604 million related to non-U.S. operations. The U.S. net deferred tax asset of $1,102 million is comprised of net deductible temporary differences, tax credit carryforwards and state tax net operating losses which we believe will more likely than not be realized through the generation of future taxable income in the U.S. and tax planning strategies. We maintain a valuation allowance of $39 million against such asset related to state tax net operating losses. The non-U.S. net deferred tax asset of $604 million is comprised principally of net operating and capital loss carryforwards, mainly in Germany, France and the United Kingdom. We maintain a valuation allowance of $438 million against such net asset reflecting our historical experience and lower expectations of taxable income over the applicable carryforward periods. As more fully described in Note 7 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”, our valuation allowance increased by $139, $39 and $108 million in 2005, 2004 and 2003, respectively. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income or a credit to goodwill in the period that such determination is made. If a valuation allowance is recognized for the net deferred tax asset for an acquired entity's deductible temporary differences, operating loss, capital loss, or tax credit carryforwards at the acquisition date, the tax benefits for those items recognized after the acquisition date shall be applied first to reduce to zero goodwill related to the acquisition, second to reduce to zero other non-current intangible assets related to the acquisition, and third to reduce income tax expense.

      Sales Recognition on Long-Term Contracts—In 2005, we recognized approximately 10 percent of our total net sales using the percentage-of-completion method for long-term contracts in our Automation and Control Solutions and Aerospace reportable segments. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

      Aerospace Sales Incentives—Consistent with other suppliers to commercial aircraft manufacturers and airlines, we provide sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of our aircraft wheel and braking system hardware and auxiliary power units for installation on commercial aircraft. These incentives consist of free or deeply discounted products, product credits and upfront cash payments. The cost of these incentives are capitalized (in the case of auxiliary power units only when we are the sole source supplier) at the time we deliver the products to our customers or, in the case of product credits, at the time the credit is issued, or in the case of upfront cash payments, at the time the payment is made. In the case of free or deeply discounted product, the cost to manufacture less any amount recovered from the airframe manufacturer or airline is capitalized. Product credits and upfront cash payments are capitalized at exchanged value. Research, design, development and qualification costs related to these products are expensed as incurred, unless contractually guaranteed of reimbursement. The cost of the sales incentives described above is capitalized because the selection of our aircraft wheel and braking system hardware and auxiliary power units for installation on commercial aircraft results in the creation of future revenues and cash flows through aftermarket sales to fulfill long-term product maintenance requirements mandated by the Federal Aviation Administration (FAA) and other similar international organizations over the useful life of the aircraft. Once our products are certified and selected on an aircraft, the recovery of our investment is virtually guaranteed over the useful life of the aircraft. The likelihood of displacement by an alternative supplier is remote due to contractual sole-sourcing, the high cost to alternative suppliers and aircraft operators of product retrofits, and/or rigorous regulatory specifications, qualification and testing requirements. Amounts capitalized at December 31, 2005, 2004 and 2003 were $803, $776 and $719 million, respectively, and are being amortized over their useful lives on a straight-line basis, up to 25 years, representing the estimated minimum service life of the aircraft. This useful life is the period over which we are virtually assured to earn revenues from the aftermarket sales of certified products necessary to fulfill the maintenance required by the FAA and other similar international organizations. We classify the amortization expense associated with free and discounted products as cost of goods sold and the amortization expense associated with product credits and upfront cash payments as a reduction of sales. We regularly evaluate the recoverability of capitalized amounts whenever events or changes in circumstances indicate that the carrying amount of the incentives may not be fully recoverable. There were no impairment charges related to these capitalized incentives recognized during 2005, 2004 and 2003. For additional information see Notes 1 and 13 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS

Net Sales

	2005	2004	2003
	(Dollars in millions)
Net sales	$27,653	$25,601	$23,103
% change compared with prior year	8%	11%	4%

      The change in net sales in 2005 and 2004 is attributable to the following:

	2005 Versus 2004	2004 Versus 2003
Acquisitions	5%	1%
Divestitures	(2)	(1)
Price	1	—
Volume	4	8
Foreign Exchange	—	3

	8%	11%

      A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Cost of Products and Services Sold

	2005	2004	2003
	(Dollars in millions)
Cost of products and services sold	$21,465	$20,585	$18,235
Gross margin%	22.4%	19.6%	21.1%

      Gross margin increased in 2005 by 2.8 percentage points compared with 2004. The increase resulted from an increase of 1.1 percentage points in gross margin for our reportable segments (see Review of Business Segments for a discussion of our segment results). The increase also resulted from lower repositioning and other charges of 1.2 percentage points and lower pension and other postretirement benefits expense of 0.5 percentage points. Gross margin decreased in 2004 by 1.5 percentage points compared with 2003. The decrease resulted primarily from an increase in repositioning and other charges of 1.2 percentage points and higher pension and other postretirement benefits expense of 0.9 percentage points partially offset by an increase of 0.6 percentage points in gross margin for our reportable segments (see Review of Business Segments for a discussion of our segment results).

Selling, General and Administrative Expenses

	2005	2004	2003
	(Dollars in millions)
Selling, general and administrative expenses	$3,707	$3,316	$2,950
Percent of sales	13.4%	13.0%	12.8%

      Selling, general and administrative expenses as a percentage of sales increased by 0.4 percentage points in 2005 compared with 2004 due primarily to the impact of the acquisition of Novar and higher spending for information technology systems (primarily ERP system in Aerospace) of 0.3 percentage points and higher repositioning and other charges of 0.1 percentage points. Selling, general and administrative expenses as a percentage of sales increased by 0.2 percentage points in 2004 compared with 2003 due to increases in pension and other postretirement benefits expense and net repositioning and other charges of 0.2 and 0.1 percentage points, respectively, partially offset by a decrease of 0.1 percentage points due primarily to higher sales.

	2005	2004	2003
	(Dollars in millions)
Pension expense	$404	$412	$136
Other postretirement benefits expense	157	216	189

Total pension and other postretirement benefits expense included in costs of products and services sold and selling, general and administrative expenses	$561	$628	$325

      Pension expense decreased by $8 million in 2005 compared with 2004 due principally to a decrease in the amortization of unrecognized net losses partially offset by pension expense for Novar, which was acquired in 2005. Pension expense increased by $276 million in 2004 compared with 2003 due primarily to an increase in the amortization of unrecognized net losses resulting mainly from actual plan asset returns below the expected rate of return during the period 2000 to 2002 and a decrease in the discount rate for each year since 2001.

      Other postretirement benefits expense decreased by $59 million in 2005 compared with 2004 due primarily to the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 22 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further discussion.

(Gain) Loss on Sale of Non-Strategic Businesses

	2005	2004	2003
	(Dollars in millions)
(Gain) loss on sale of non-strategic businesses	$(36)	$(255)	$(38)

      Gain on sale of non-strategic businesses of $36 million in 2005 represents pretax gains totaling $66 million consisting of post-closing adjustments of $43 million related principally to the sales of our Performance Fibers and Security Monitoring businesses in the prior year and a pretax gain of $23 million related to the sale of our North American Nylon Carpet Fiber business, partially offset by a pretax loss of $30 million related to the sale of our Industrial Wax business. The dispositions of these businesses did not materially impact net sales and segment profit in 2005 compared with 2004. Gain on sale of non-strategic businesses of $255 million in 2004 represented the pretax gains on the sales of our Security Monitoring and VCSEL Optical Products businesses of $215 and $36 million, respectively and post-closing adjustments of $19 million related to businesses sold in prior periods. The total pretax gain of $270 million was partially offset by the pretax loss of $15 million on the sale of our Performance Fibers business. The dispositions of these businesses did not materially impact net sales and segment profit in 2004 compared with 2003.

Asbestos Related Litigation Charges, Net of Insurance

	2005	2004	2003
	(Dollars in millions)

Asbestos related litigation charges, net of insurance	$10	$76	$—

      See Asbestos Matters in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a discussion of asbestos related litigation charges, net of insurance.

Business Impairment Charges

	2005	2004	2003
	(Dollars in millions)

Business impairment charges	$23	$42	$—

      See Note 3 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a discussion of business impairment charges.

Equity in (Income) Loss of Affiliated Companies

	2005	2004	2003
	(Dollars in millions)

Equity in (income) loss of affiliated companies	$(134)	$(82)	$(38)

      Equity income increased by $52 million in 2005 compared with 2004 due primarily to higher earnings of $36 million from our UOP process technology joint venture (UOP) due to strength in the refining and petrochemical industries and a gain of $15 million on the sale of an equity investment. Effective November 30, 2005, we purchased the remaining 50 percent interest in UOP and consolidated their results of operations as of that date. Equity income increased by $44 million in 2004 compared with 2003 due primarily to an improvement in earnings from UOP.

Other (Income) Expense

	2005	2004	2003
	(Dollars in millions)

Other (income) expense	$(61)	$(92)	$19

      Other income decreased by $31 million in 2005 compared with 2004 as the prior year included a gain of $27 million related to the settlement of a patent infringement lawsuit and the current year included a charge of $10 million for the modification of a lease agreement related to the Corporate headquarters facility. Other income increased by $111 million in 2004 compared with 2003 due principally to a decrease in foreign exchange losses of $93 million due to a reduction in foreign exchange exposures resulting in losses in 2003 due to a weak U.S. dollar, a gain of $27 million related to the settlement of a patent infringement lawsuit and an increase in interest income of $13 million from higher cash balances, partially offset by the inclusion of a gain of $20 million in the prior year related to the settlement of a patent infringement lawsuit.

Interest and Other Financial Charges

	2005	2004	2003
	(Dollars in millions)

Interest and other financial charges	$356	$331	$335
% change compared with prior year	8%	(1)%	(3)%

      Interest and other financial charges increased by 8 percent in 2005 compared with 2004 due principally to both higher average short-term debt outstanding and higher interest rates in the current year. Interest and other financial charges decreased by 1 percent in 2004 compared with 2003 due principally to lower average short-term debt outstanding in 2004.

Tax Expense

	2005	2004	2003
	(Dollars in millions)
Tax expense	$742	$399	$296
Effective tax rate	31.9%	23.8%	18.0%

      The effective tax rate increased by 8.1 percentage points in 2005 compared with 2004 due principally to the tax impact of our decision to repatriate approximately $2.7 billion of foreign earnings, of which $2.2 billion receives the benefit under the American Jobs Creation Act of 2004. Excluding this item and the impact of gains and losses on sales of non-strategic businesses in both years, our effective tax rate increased by 6.5 percentage points in 2005 compared with 2004. This increase is due principally to a higher effective tax benefit rate on environmental, litigation, net repositioning and other charges in the prior year. The effective tax rate increased by 5.8 percentage points in 2004 compared with 2003 principally due to the fact that the effective tax rate in 2003 included tax benefits expected to be realized as a result of the redesignation of our Friction Materials business from held for sale to held and used resulting from the termination of disposition discussions with Federal-Mogul Corp.

      Excluding the impact of cash repatriation, gains and losses on sales of non-strategic businesses, tax benefits associated with the redesignation of our Friction Materials business, and environmental, litigation, net repositioning and other charges, the effective tax rate in 2005, 2004 and 2003 was 26.5 percent. This rate was lower than the statutory rate in those years due in part to benefits from export sales, foreign taxes and favorable audit settlements. See Note 7 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information on taxes including a detailed effective tax rate reconciliation.

Income From Continuing Operations

	2005	2004	2003
	(Dollars in millions, except per share amounts)

Income from continuing operations	$1,581	$1,281	$1,344
Earnings per share of common stock—assuming dilution	$1.86	$1.49	$1.56

      The increase of $0.37 per share in 2005 compared with 2004 relates primarily to an increase in segment profit for our reportable segments. See Review of Business Segments for a discussion of our segment results. The decrease of $0.07 per share in 2004 compared with 2003 relates primarily to increased charges for environmental matters primarily attributable to the denial of our appeal in the matter entitled Interfaith Community Organization et. al. v. Honeywell International Inc. et. al. (See Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”) and higher pension and other postretirement benefits expense, partially offset by an increase in segment profit.

Income From Discontinued Operations

      Income from discontinued operations of $95 million, or $0.11 per share, in 2005 relates to the operating results of the Indalex and Security Printing businesses which have been classified as discontinued operations. In December 2005, the Security Printing business was sold to M&F Worldwide Corp. In February 2006, the Indalex business was sold to Sun Capital Partners, Inc. See Note 2 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data for further discussion of these sales.

Review of Business Segments

	2005	2004	2003
	(Dollars in millions)
Net Sales
Aerospace	$10,497	$9,748	$8,813
Automation and Control Solutions	9,416	8,031	7,464
Specialty Materials	3,234	3,497	3,169
Transportation Systems	4,505	4,323	3,650
Corporate	1	2	7

	$27,653	$25,601	$23,103

Segment Profit
Aerospace	$1,703	$1,479	$1,221
Automation and Control Solutions	1,065	894	843
Specialty Materials	257	184	136
Transportation Systems	557	575	461
Corporate	(173)	(158)	(142)

	$3,409	$2,974	$2,519

      A reconciliation of segment profit to income from continuing operations before taxes follows:

	2005	2004	2003
	(Dollars in millions)

Segment profit	$3,409	$2,974	$2,519
Gain on sale of non-strategic businesses	36	255	38
Asbestos related litigation charges, net of insurance	(10)	(76)	—
Business impairment charges	(23)	(42)	—
Repositioning and other charges(1)	(367)	(646)	(276)
Pension and other postretirement benefits (expense)(1)	(561)	(628)	(325)
Equity in income of affiliated companies	134	82	38
Other income (expense)	61	92	(19)
Interest and other financial charges	(356)	(331)	(335)

Income from continuing operations before taxes	$2,323	$1,680	$1,640

(1)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2005	2004	2003
	(Dollars in millions)
Net sales	$10,497	$9,748	$8,813
% change compared with prior year	8%	11%	—%
Segment profit	$1,703	$1,479	$1,221
% change compared with prior year	15%	21%	(7)%

      Aerospace sales increased by 8 and 11 percent in 2005 and 2004, respectively, due primarily to higher volumes. Aerospace sales by major customer end-markets were as follows:

	% of Aerospace Sales			% Change in Sales
End-Markets	2005	2004	2003	2005 Versus 2004	2004 Versus 2003
Commercial:
Air transport aftermarket	22%	22%	21%	5%	19%
Air transport original equipment	9	9	9	15	5
Regional transport aftermarket	7	8	9	—	11
Regional transport original equipment	2	3	2	(13)	48
Business and general aviation aftermarket	9	8	8	11	13
Business and general aviation original equipment	10	7	6	42	27
Defense and Space:
Defense and space aftermarket	12	13	13	—	7
Defense and space original equipment	29	30	32	3	6

Total	100%	100%	100%	8%	11%

      Details of the changes in sales for both 2005 and 2004 by customer end-markets were as follows:

•	Air transport aftermarket sales improved in 2005 due primarily to a 7 percent increase in global flying hours partially offset by a decrease in the level of FAA-mandated safety avionics equipment upgrades and retrofits. New FAA regulatory standards were effective for 2005 which resulted in higher levels of upgrades and retrofits in 2004 to meet the effective date. Air transport aftermarket sales improved substantially in 2004 primarily related to a 10 percent increase in global flying hours, the reintroduction of aircraft into service which were previously parked in the desert, a replenishment of spare parts inventories by the airlines and growth in low cost carriers. Additionally, global flying hours in 2003 were adversely impacted as a result of the SARS epidemic. Sales also improved due to an increase in FAA-mandated safety avionics equipment upgrades and retrofits to meet new regulatory standards as discussed previously.

•	Air transport original equipment (OE) sales increased in both 2005 and 2004 primarily reflecting higher aircraft production rates by our OE customers.

•	Regional transport aftermarket sales were flat in 2005 primarily due to an increase in flying hours offset by the effects of a phase-out of regional aircraft with turboprop engines. Regional transport aftermarket sales increased in 2004 due primarily to an increase in fleet sizes and routes of regional carriers and the introduction of the Primus Epic integrated avionics system.

•	Business and general aviation aftermarket sales were higher in both 2005 and 2004 as an improving economy drove increased utilization of corporate aircraft. Also, there was an increase in upgrade activity in avionics equipment (RVSM) in 2004 to meet new regulatory standards effective in 2005.

•	Business and general aviation OE sales improved in both 2005 and 2004 due primarily to deliveries of the Primus Epic integrated avionics system and HTF7000 engine to support higher aircraft production rates by our business jet OE customers.

•	Defense and space aftermarket sales were flat in 2005 principally due to a decline in war-related activities resulting in lower replenishment demand from the U.S. military. Defense and space aftermarket sales increased in 2004 driven by war-related activities resulting in increases in repairs, platform upgrades and modifications for fixed, rotary wing and ground vehicles.

•	Defense and space OE sales increased in both 2005 and 2004 due principally to platform upgrades related to war-related activities, growth in precision munitions and increases in restricted space programs.

      Aerospace segment profit in 2005 increased by 15 percent compared with 2004 due primarily to volume growth and the effect of productivity actions, partially offset by an increase in spending for information technology systems. Aerospace segment profit in 2004 increased by 21 percent compared with 2003 due primarily to volume growth partially offset by higher development expense associated with new programs and an increase in spending for information technology systems.

      Trends which may impact Aerospace operating results in 2006 include:

•	Global flying hours improved by 7 percent in 2005 and are expected to increase again in 2006 (5 to 6 percent).

•	The financial condition of major commercial airlines continues to be a concern due mainly to high fuel costs and intense fare competition.

•	The level and mix of U.S. government appropriations for defense and space programs and the nature and level of war-related activities.

•	Aircraft production rates and delivery schedules in the air transport, business and general aviation end-markets.

•	The impact of global economic conditions on utilization of business jet and general aviation aircraft.

Automation and Control Solutions

	2005	2004	2003
	(Dollars in millions)
Net sales	$9,416	$8,031	$7,464
% change compared with prior year	17%	8%	7%
Segment profit	$1,065	$894	$843
% change compared with prior year	19%	6%	(2)%

      Automation and Control Solutions sales in 2005 increased by 17 percent compared with 2004 due to acquisitions (mainly Novar's IBS business), net of divestitures, of 13 percent, higher volumes of 4 percent and the favorable effect of foreign exchange of 1 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 26 percent for our Products businesses driven primarily by the acquisition of Novar's IBS business. The increase was also due to volume growth and other acquisitions in our security and life safety businesses. Sales for our Building Solutions business increased by 10 percent due primarily to the acquisition of Novar's IBS business and growth in security and energy retrofits partially offset by the divestiture of our Security Monitoring business in the prior year. Sales for our Process Solutions business increased by 4 percent primarily due to an acquisition and the favorable effect of foreign exchange. Automation and Control Solutions sales in 2004 increased by 8 percent compared with 2003 due to higher volumes of 5 percent and the favorable effect of foreign exchange of 4 percent, partially offset by the impact of lower prices of 1 percent. Sales increased by 9 percent for our Products businesses due principally to strong sales of fire solutions, environmental controls and sensor products, and the favorable effects of foreign exchange and acquisitions. Sales for our Process Solutions business increased by 8 percent due primarily to the favorable effect of foreign exchange and improvement in industrial production and capital spending. Sales for our Building Solutions business increased by 5 percent due primarily to the favorable effect of foreign exchange and the impact of investments in sales and marketing initiatives, partially offset by the divestiture of our Security Monitoring business.

      Automation and Control Solutions segment profit in 2005 increased by 19 percent compared with 2004 as the favorable effects of productivity actions, acquisitions (principally IBS) and higher sales volume (due in part to new products) more than offset the unfavorable effects of lower prices and investments in sales and marketing initiatives. Automation and Control Solutions segment profit in 2004 increased by 6 percent compared with 2003 due to the favorable effect of higher sales volumes partially offset by increased investments in sales and marketing initiatives and higher research and development costs to support new product introductions. Segment profit was also adversely impacted in 2003 by pricing pressures across all businesses.

      Trends which may impact Automation and Control Solutions operating results in 2006 include:

•	The level of residential and commercial construction (including retrofits and upgrades) and capital spending on building and process automation.

•	The level of industrial plant capacity expansion.

Specialty Materials

	2005	2004	2003
	(Dollars in millions)

Net sales	$3,234	$3,497	$3,169
% change compared with prior year	(8)%	10%	(1)%
Segment profit	$257	$184	$136
% change compared with prior year	40%	35%	51%

      Specialty Materials sales decreased by 8 percent in 2005 compared with 2004 due to divestitures (Performance Fibers, Industrial Wax and North American Nylon Carpet Fiber businesses), net of acquisitions (UOP) of 12 percent and lower volumes of 3 percent, partially offset by the impact of higher prices of 7 percent primarily in our Resins and Chemicals (previously Nylon) and Fluorocarbons (previously Chemicals) businesses. Sales for our Resins and Chemicals business increased by 9 percent driven by price increases. Sales for our Fluorocarbons business improved by 6 percent principally driven by price increases and demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Performance Products business decreased by 4 percent primarily driven by lower volumes in our specialty films business. Specialty Materials sales in 2004 increased by 10 percent compared with 2003 due to the impact of higher prices of 6 percent (mainly in our Resins and Chemicals business), higher volumes of 5 percent and the favorable effect of foreign exchange of 1 percent, partially offset by prior year divestitures, net of acquisitions, of 2 percent. Sales for our Fluorocarbons business improved by 19 percent driven principally by continuing strong demand for our non-ozone depleting HFC products for refrigeration and air conditioning applications, as well as for blowing agents for insulation applications. Sales for our Electronic Materials business increased by 13 percent driven by improvement in the semiconductor industry. Sales for our Performance Products business were also higher by 13 percent due to strong demand for our Spectra fiber, principally from the U.S. military.

      Specialty Materials segment profit in 2005 increased by 40 percent compared with 2004 due principally to price increases and the favorable effect of productivity actions partially offset by higher raw material costs and lower sales volumes. Specialty Materials segment profit in 2004 increased by 35 percent compared with 2003 due principally to higher sales volumes and price increases, partially offset by higher raw material costs mainly in our Resins and Chemicals business. Additionally segment profit in 2003 was adversely impacted by temporary plant shutdowns in our Fluorocarbons and Resins and Chemicals businesses.

      Trends which may impact Specialty Materials operating results in 2006 include:

•	Degree of volatility in significant raw material costs (natural gas and benzene).

•	Extent of change in order rates from global semiconductor customers.

•	Worldwide demand for non-ozone depleting HFCs.

•	Refining and petrochemical capacity, utilization and/or expansion.

Transportation Systems

	2005	2004	2003
	(Dollars in millions)

Net sales	$4,505	$4,323	$3,650
% change compared with prior year	4%	18%	15%
Segment profit	$557	$575	$461
% change compared with prior year	(3)%	25%	17%

      Transportation Systems sales in 2005 increased by 4 percent compared with 2004 due primarily to favorable sales mix of 2 percent, the favorable effect of foreign exchange of 1 percent and the impact of higher prices of 1 percent (principally ethylene glycol in our Consumer Products business). Sales for our Turbo Technologies business increased by 5 percent due to a favorable sales mix and the favorable effect of foreign exchange partially offset by lower volumes in Europe. The favorable sales mix was driven by continued strength in the North American truck segment. The lower volumes in Europe principally resulted from a shift in consumer demand among automotive platforms and slightly lower light vehicle production partially offset by a slight increase in diesel penetration. Sales for our Consumer Products Group business increased by 8 percent largely due to higher prices (primarily ethylene glycol). Sales for our Friction Materials business decreased by 3 percent primarily due to our exit in 2005 from the North American OE business. Transportation Systems sales in 2004 increased by 18 percent compared with 2003 due primarily to a favorable sales mix and higher volumes of 12 percent and the favorable effect of foreign exchange of 6 percent. The increase in sales for the segment resulted principally from a 29 percent increase in sales for our Honeywell Turbo Technologies business due to a favorable sales mix and volume growth driven by increasing diesel penetration in Europe and strength in the North American truck segment, and the favorable effect of foreign exchange. Sales for our Consumer Products Group business increased by 7 percent driven by strong retail demand for our high-end products and recent introductions of new Autolite, FRAM and Prestone products and the favorable effect of foreign exchange and higher prices (offsetting incremental ethylene glycol raw material costs). Sales for our Friction Materials business increased by 7 percent largely due to the favorable effect of foreign exchange.

      Transportation Systems segment profit in 2005 decreased by 3 percent compared with 2004 due primarily to the impact of higher raw material costs (mainly steel and other metals in each of the segment's businesses) and operating costs associated with the exit from Friction Materials North American OE business, partially offset by the effects of higher prices and productivity actions. Transportation Systems segment profit in 2004 increased by 25 percent compared with 2003 due primarily to the effect of favorable sales mix and volume growth in our Honeywell Turbo Technologies business partially offset by higher raw material costs (mostly steel and other metals in each of the segment's businesses).

      Trends which may impact Transportation Systems operating results in 2006 include:

•	Turbocharger demand for diesel passenger cars in the European OEM market.

•	Shift in European consumer preferences to diesel passenger cars with lower displacement engines.

•	Demand for North American truck production in conjunction with the 2007 emissions change.

•	Change in consumer spending for automotive aftermarket and car care products.

Repositioning and Other Charges

      A summary of repositioning and other charges follows:

	2005	2004	2003
	(Dollars in millions)

Severance	$248	$85	$69
Asset impairments	5	21	6
Exit costs	14	10	7
Reserve adjustments	(25)	(28)	(69)

Total net repositioning charge	242	88	13

Asbestos related litigation charges, net of insurance	10	76	—
Probable and reasonably estimable environmental liabilities	186	536	235
Business impairment charges	23	42	—
Arbitration award related to phenol supply agreement	(67)	—	—
Other	18	33	30

Total net repositioning and other charges	$412	$775	$278

      The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	2005	2004	2003
	(Dollars in millions)

Cost of products and services sold	$324	$621	$272
Selling, general and administrative expenses	43	25	4
Asbestos related litigation charges, net of insurance	10	76	—
Business impairment charges	23	42	—
Equity in (income) loss of affiliated companies	2	6	2
Other (income) expense	10	5	—

	$412	$775	$278

      In 2005, we recognized repositioning charges totaling $267 million primarily for severance costs related to workforce reductions of 5,269 manufacturing and administrative positions across all of our reportable segments including the implementation of a new organizational structure in our Aerospace reportable segment which reorganized our Aerospace businesses to better align with customer segments. The implementation of the new Aerospace organizational structure was substantially completed in the third quarter of 2005. Also, $25 million of previously established accruals, primarily for severance at our Corporate, Specialty Materials and Automation and Control Solutions reportable segments were returned to income in 2005. The reversal of severance liabilities relates to changes in the scope of previously announced severance programs, excise taxes relating to executive severance amounts previously paid which were determined to no longer be payable, and severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell.

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

      Our 2005 repositioning actions are expected to generate incremental pretax savings of approximately $170 million in 2006 compared with 2005 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute our repositioning actions were $171, $164 and $200 million in 2005, 2004 and 2003, respectively. Such expenditures for severance and other exit costs have been funded principally through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions will approximate $125 million in 2006 and will be funded principally through operating cash flows.

      In 2005, we recognized a charge of $186 million for environmental liabilities deemed probable and reasonably estimable. We recognized asbestos related litigation charges, net of insurance, of $10 million which are discussed in detail in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. We recognized a credit of $67 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business from June 2003 through the end of 2004. The arbitrator has also awarded Honeywell an additional $31 million of damages for overcharges in 2005, which has not been recognized as the overcharges for the years 2005 forward are subject to a separate arbitration scheduled for April 2006. The existing arbitration awards for 2003 to 2005 are subject to approval in federal court. We recognized impairment charges of $23 million related to the write-down of property, plant and equipment held and used in our Research and Life Sciences business and the write-down of property, plant and equipment held for sale in our Resins and Chemicals business, both in our Specialty Materials reportable segment. We also recognized other charges of $18 million principally related to the modification of a lease agreement for the Corporate headquarters facility ($10 million) and for various legal settlements ($7 million).

      In 2004, we recognized a charge of $536 million for probable and reasonably estimable environmental liabilities primarily related to the denial of our appeal of the matter entitled Interfaith Community Organization, et. al. v. Honeywell International Inc., et al., and estimated liabilities for remediation of environmental conditions in and around Onondaga Lake in Syracuse, New York. Both of these environmental matters are discussed in further detail in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.” We recognized asbestos related litigation charges, net of insurance, of $76 million which are discussed in detail in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. We recognized an impairment charge of $42 million in the second quarter of 2004 related principally to the write-down of property, plant and equipment of our Performance Fibers business in our Specialty Materials reportable segment. This business was sold in December 2004. We also recognized other charges of $33 million consisting of $29 million for various legal settlements including property damage claims in our Automation and Control Solutions reportable segment, $14 million for the write-off of receivables, inventories and other assets net of a reversal of a reserve of $10 million established in the prior year for a contract settlement.

      In 2003, we recognized a charge of $235 million for probable and reasonably estimable environmental liabilities mainly related to the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and for remediation of environmental conditions in and around Onondaga Lake in Syracuse, New York, both as discussed in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.” We also recognized other charges of $30 million consisting of $26 million for various legal settlements and $4 million in our Specialty Materials reportable segment including a loss on sale of an investment owned by an equity investee.

      The following tables provide details of the pretax impact of total net repositioning and other charges by reportable segment.

Aerospace

	2005	2004	2003
	(Dollars in millions)

Net repositioning charge	$96	$5	$10
Other	—	(10)	—

	$96	$(5)	$10

Automation and Control Solutions

	2005	2004	2003
	(Dollars in millions)

Net repositioning charge	$84	$15	$(22)
Other	1	13	—

	$85	$28	$(22)

Specialty Materials

	2005	2004	2003
	(Dollars in millions)

Net repositioning charge	$14	$36	$16
Business impairment charges	23	42	—
Arbitration award related to phenol supply agreement	(67)	—	—
Other	(4)	12	4

	$(34)	$90	$20

Transportation Systems

	2005	2004	2003
	(Dollars in millions)

Net repositioning charge	$49	$26	$5
Asbestos related litigation charges, net of insurance	31	120	—
Other	2	1	11

	$82	$147	$16

Corporate

	2005	2004	2003
	(Dollars in millions)

Net repositioning charge	$(1)	$6	$4
Asbestos related litigation charges, net of insurance	(21)	(44)	—
Probable and reasonably estimable environmental liabilities	186	536	235
Other	19	17	15

	$183	$515	$254

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

      Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	2005	2004	2003
	(Dollars in millions)

Cash provided by (used for):
Operating activities	$2,442	$2,253	$2,199
Investing activities	(2,010)	(584)	(680)
Financing activities	(2,716)	(1,223)	(895)
Effect of exchange rate changes on cash	(68)	190	305

Net (decrease) increase in cash and cash equivalents	$(2,352)	$636	$929

      Cash provided by operating activities increased by $189 million during 2005 compared with 2004 due primarily to increased cash earnings and improvements in working capital (receivables, inventories and accounts payable) of $270 million partially offset by an increase in asbestos liability payments, net of insurance receipts, of $139 million. Cash provided by operating activities increased by $54 million during 2004 compared with 2003 due primarily to increased cash earnings and a decrease in voluntary

U.S. pension contributions of $630 million. The increase in cash provided by operating activities was partially offset by an increase in asbestos liability payments, net of insurance receipts, of $558 million as the prior year included $472 million in cash received in connection with a settlement with an insurance carrier, and an increase in working capital usage of $268 million principally related to higher sales and a weakening of the U.S. dollar versus the Euro and Canadian dollar throughout 2004.

      Cash used for investing activities increased by $1,426 million during 2005 compared with 2004 due primarily to an increase in spending for acquisitions of $2,295 million (primarily Novar, UOP and Zellweger) partially offset by an increase in proceeds from sales of businesses of $571 million largely from the sale of the Security Printing business and an increase in proceeds of $320 million from maturities of investment securities. Cash used for investing activities decreased by $96 million during 2004 compared with 2003 due primarily to an increase in proceeds from sales of businesses of $289 million largely from the dispositions of our Security Monitoring and VCSEL Optical Products businesses in 2004. Additionally, proceeds from the maturity of investment securities were $80 million in 2004. The decrease in cash used for investing activities was partially offset by an increase in spending for acquisitions of $185 million due principally to various acquisitions in our Automation and Control Solutions reportable segment and an investment of $115 million in auction rate securities.

      Cash used for financing activities increased by $1,493 million during 2005 compared with 2004 due primarily to an increase in debt repayments of $1,120 million related to an increase in scheduled maturities of long-term debt of $953 million and a repayment of debt of $702 million assumed in the Novar acquisition, partially offset by an increase in short-term and commercial paper borrowings of $535 million related principally to the UOP acquisition and share repurchases. The increase in cash used for financing activities was also driven by an increase in repurchases of common stock of $409 million and higher dividend payments of $57 million partially offset by increased proceeds from issuances of common stock of $93 million. Total debt of $5,106 million at December 31, 2005 was $167 million, or 3 percent lower than at December 31, 2004 mainly due to lower long-term debt due to scheduled maturities in 2005 partially offset by higher short-term borrowings mainly due to acquisitions and share repurchases. Cash used for financing activities increased by $328 million during 2004 compared with 2003 due primarily to an increase in repurchases of common stock of $687 million in connection with our stock repurchase program partially offset by a reduction in debt repayments, net of issuances, of $337 million in 2004. Total debt of $5,273 million at December 31, 2004 was $113 million, or 2 percent higher than at December 31, 2003 principally reflecting higher commercial paper borrowings to fund our share repurchases in 2004.

Liquidity

      We manage our businesses to maximize operating cash flows as the primary source of our liquidity. Operating cash flows were $2.4 billion in 2005. We have approximately $1.2 billion in cash and cash equivalents at December 31, 2005 down from $3.6 billion at December 31, 2004 due primarily to acquisitions and share repurchases. Working capital (receivables, inventories and accounts payable) was $5.5 billion at December 31, 2005. Each of our businesses are focused on implementing strategies to improve working capital turnover in 2006 to increase operating cash flows. Considering the current economic environment in which each of our businesses operate and our business plans and strategies, including our focus on growth, cost reduction and productivity initiatives, we believe that our cash balances and operating cash flows will remain our principal source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, access to the public debt and equity markets, as well as our ability to sell trade accounts receivables.

      A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 270 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing potential acquisitions. There was $754 million of commercial paper outstanding at December 31, 2005.

      Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit ratings and our $2.5 billion of committed bank revolving credit facilities (Revolving Credit Facilities). Our credit ratings are periodically reviewed by the major independent debt-rating agencies. In 2004, Standard and Poor's and Fitch's Rating Services affirmed their corporate ratings on our long-term debt, A and A+, respectively, and short-term debt A1 and F1, respectively, and maintained Honeywell's ratings outlook as “stable”. In 2005, Moody's Investors Service affirmed its corporate rating on our long-term and short-term debt of A2 and P-1, respectively, and revised Honeywell's ratings outlook to “stable” from “negative”.

      Revolving Credit Facilities of $2.3 billion are maintained with a group of banks, arranged by Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., which is comprised of: (a) a $1 billion Five-Year Credit Agreement and (b) a $1.3 billion Five-Year Credit Agreement. The credit agreements are maintained for general corporate purposes, including support for the issuance of commercial paper. The $1 billion Five-Year Credit Agreement includes a $200 million sub-limit for the potential issuance of letters of credit. The $1.3 billion Five-Year Credit Agreement includes a $300 million sub-limit for the potential issuance of letters of credit. A new 364-Day 240 million Canadian dollar facility ($206 million in U.S. dollars) was established in 2005. The new facility was arranged by Citibank, N.A., Canadian Branch for general corporate purposes, including support for the issuance of commercial paper in Canada. See Note 15 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

      We also sell interests in designated pools of trade accounts receivables to third parties. The sold receivables were over-collateralized by $178 million at December 31, 2005 and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. New receivables are sold under the agreement as previously sold receivables are collected. The retained interests in the receivables are reflected at the amounts expected to be collected by us, and such carrying value approximates the fair value of our retained interests. The sold receivables were $500 million at both December 31, 2005 and 2004.

      In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, dividends, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions, share repurchases and any strategic acquisitions.

      Specifically, we expect our primary cash requirements in 2006 to be as follows:

•	Capital expenditures—we expect to spend approximately $800 million for capital expenditures in 2006 primarily for growth, replacement, production capacity expansion, cost reduction and maintenance.

•	Debt repayments—there are $995 million of scheduled long-term debt maturities in 2006. We expect to refinance substantially all of these maturities in the debt capital markets during 2006.

•	Share repurchases—in November 2005, Honeywell's Board of Directors authorized the Company to repurchase up to $3 billion of its common stock. We intend to repurchase outstanding shares from time to time in the open market using cash generated from operations.

•	Dividends—we expect to pay approximately $750 million in dividends on our common stock in 2006 reflecting the 10 percent increase in the dividend rate announced by Honeywell's Board of Directors in December 2005.

•	Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $520 and $176 million, respectively, in 2006. See Asbestos Matters in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further discussion.

•	Pension contributions—assuming that actual pension plan returns are consistent with our expected rate of return of 9 percent in 2006 and beyond and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements for the foreseeable future. However, we expect to make voluntary contributions of approximately $45 million to our U.S. pension plans in 2006. We also expect to make contributions to our non-U.S. plans of approximately $150 million in 2006. See Note 22 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further discussion of pension contributions.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute the remaining repositioning actions will approximate $125 million in 2006.

•	Environmental remediation costs—we expect to spend approximately $250 million in 2006 for remedial response and voluntary clean-up costs. See Environmental Matters section of this MD&A for further discussion.

      We have made an all-cash Offer for the entire issued ordinary share capital of First Technology plc, a provider of gas sensing and detection products and services headquartered in the UK. The aggregate value of the Offer is approximately $718 million, fully diluted for the exercise of all outstanding options and including the assumption of approximately $199 million of outstanding debt. We expect to complete the transaction in the first half of 2006, subject to regulatory approval.

      We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2005, we realized $997 million in cash proceeds from sales of non-strategic businesses.

      Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future cash needs. Our available cash, committed credit lines, access to the public debt and equity markets as well as our ability to sell trade accounts receivables, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities. Based on our current financial position and expected economic performance, we do not believe that our liquidity will be adversely impacted by an inability to access our sources of financing.

Contractual Obligations and Probable Liability Payments

      Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2005:

	Payments by Period
	Total	2006	2007- 2008	2009- 2010	Thereafter
	(Dollars in millions)

Long-term debt, including capitalized leases(1)	$4,077	$995	$826	$1,341	$915
Minimum operating lease payments	1,001	285	352	163	201
Purchase obligations(2)	3,959	811	1,303	1,299	546
Estimated environmental liability payments	879	250	225	225	179
Asbestos related liability payments(3)	2,069	520	793	167	589

	11,985	2,861	3,499	3,195	2,430

Asbestos insurance recoveries(4)	(1,473)	(176)	(215)	(256)	(826)

	$10,512	$2,685	$3,284	$2,939	$1,604

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)	These amounts are estimates of asbestos related cash payments for NARCO and Bendix. NARCO estimated payments are based on the terms and conditions, including evidentiary requirements, specified in the definitive agreements or agreements in principle and pursuant to Trust Distribution Procedures. Bendix payments are based on our estimate of pending claims. Projecting future

(footnotes continued on next page)

(footnotes continued from previous page)

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

      The table excludes our pension and other postretirement benefits (OPEB) obligations. We made voluntary contributions of $40 and $670 million to our U.S. pension plans in 2004 and 2003, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. Assuming that actual plan asset returns are consistent with our expected plan return of 9 percent in 2006 and beyond, and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements for the foreseeable future. We expect to make voluntary contributions of approximately $45 million to our U.S. plans in 2006. We expect to make contributions to our non-U.S. plans of approximately $150 million in 2006. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. We expect our OPEB payments to approximate $186 million in 2006 including the benefit of approximately $19 million from the Medicare prescription subsidy. See Note 22 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further discussion of our pension and OPEB plans.

Off-Balance Sheet Arrangements

      Following is a summary of our off-balance sheet arrangements:

      Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2005:

Maximum Potential Future Payments
(Dollars in millions)

Operating lease residual values	$37
Other third parties' financing	11
Unconsolidated affiliates' financing	25
Customer financing	34

$107

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

      Retained Interests in Factored Pools of Trade Accounts Receivables—As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. The sold receivables ($500 million at December 31, 2005) are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The over-collateralization provides credit support to the purchasers of the receivable interest by limiting their losses in the event that a portion of the receivables sold becomes uncollectible. At December 31, 2005, our retained subordinated and undivided interests at risk were $178 and $573 million, respectively. Based on the underlying credit quality of the receivables placed into the designated pools of receivables being sold, we do not expect that any losses related to our retained interests at risk will have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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

      Remedial response and voluntary cleanup payments were $247, $248 and $77 million in 2005, 2004, and 2003, respectively, and are currently estimated to be approximately $250 million in 2006. We expect to fund such expenditures from operating cash flow.

      Remedial response and voluntary cleanup costs charged against pretax earnings were $186, $536 and $235 million in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the recorded liability for environmental matters was $879 and $895 million, respectively. In addition, in 2005 and 2004 we incurred operating costs for ongoing businesses of approximately $87 and $75 million, respectively, relating to compliance with environmental regulations.

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

      The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent weakening of the U.S. dollar versus local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2005 and 2004.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) In Fair Value
	(Dollars in millions)

December 31, 2005
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(4,070)	$(4,077)	$(4,291)	$(88)
Interest rate swap agreements	681	9	9	(5)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	1,998	(2)	(2)	(36)
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	141	17	17	(12)
December 31, 2004
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(4,994)	$(5,025)	$(5,411)	$(131)
Interest rate swap agreements	1,218	39	39	(15)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	790	16	16	(21)
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	87	8	8	(11)

(1)	Asset or (liability).
(2)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.
(3)	Changes in the fair value of forward commodity contracts are offset by changes in the cash flows of underlying hedged commodity transactions.

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

Sales to the U.S. Government

      Sales to the U.S. Government, acting through its various departments and agencies and through prime contractors, amounted to $3,719, $3,464 and $3,111 million in 2005, 2004 and 2003, respectively. This included sales to the U.S. Department of Defense (DoD), as a prime contractor and subcontractor, of $2,939, $2,808 and $2,564 million in 2005, 2004 and 2003, respectively. Sales to the DoD accounted for 10.6, 11.0 and 11.1 percent of our total sales in 2005, 2004 and 2003, respectively. U.S. defense spending increased in 2005 and is also expected to increase in 2006.

Backlog

      Our total backlog at December 31, 2005 and 2004 was $9,327 and $8,229 million, respectively. We anticipate that approximately $7,594 million of the 2005 backlog will be filled in 2006. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer's option.

Inflation

      Highly competitive market conditions have minimized inflation's impact on the selling prices of our products and the costs of our purchased materials. Except for the costs of certain raw materials in our Specialty Materials and Transportation Systems reportable segments (See Review of Business Segments section of this MD&A for further discussion), cost increases for materials and labor have generally been low, and productivity enhancement programs, including repositioning actions and Six Sigma initiatives, have largely offset any impact.

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

Item 8.    Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions, except per share amounts)

Product sales	$22,258	$20,408	$18,234
Service sales	5,395	5,193	4,869

	27,653	25,601	23,103

Costs, expenses and other
Cost of products sold	17,622	16,904	14,753
Cost of services sold	3,843	3,681	3,482
Selling, general and administrative expenses	3,707	3,316	2,950
(Gain) loss on sale of non-strategic businesses	(36)	(255)	(38)
Asbestos related litigation charges, net of insurance	10	76	—
Business impairment charges	23	42	—
Equity in (income) loss of affiliated companies	(134)	(82)	(38)
Other (income) expense	(61)	(92)	19
Interest and other financial charges	356	331	335

	25,330	23,921	21,463

Income from continuing operations before taxes	2,323	1,680	1,640
Tax expense	742	399	296

Income from continuing operations	1,581	1,281	1,344

Income from discontinued operations, net of taxes	95	—	—
Cumulative effect of accounting change, net of taxes	(21)	—	(20)

Net income	$1,655	$1,281	$1,324

Earnings (loss) per share of common stock—basic:

Income from continuing operations	$1.87	$1.49	$1.56
Income from discontinued operations	0.11	—	—
Cumulative effect of accounting change	(0.03)	—	(0.02)

Net income	$1.95	$1.49	$1.54

Earnings (loss) per share of common stock—assuming dilution:
Income from continuing operations	$1.86	$1.49	$1.56
Income from discontinued operations	0.11	—	—
Cumulative effect of accounting change	(0.03)	—	(0.02)

Net income	$1.94	$1.49	$1.54

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2004
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,234	$3,586
Accounts, notes and other receivables	5,017	4,243
Inventories	3,401	3,160
Deferred income taxes	1,243	1,289
Other current assets	542	542
Assets held for disposal	525	—

Total current assets	11,962	12,820
Investments and long-term receivables	370	542
Property, plant and equipment—net	4,658	4,331
Goodwill	7,660	6,013
Other intangible assets—net	1,976	1,241
Insurance recoveries for asbestos related liabilities	1,302	1,412
Deferred income taxes	588	613
Prepaid pension benefit cost	2,716	2,985
Other assets	1,062	1,105

Total assets	$32,294	$31,062

LIABILITIES
Current liabilities:
Accounts payable	$2,886	$2,564
Short-term borrowings	275	28
Commercial paper	754	220
Current maturities of long-term debt	995	956
Accrued liabilities	5,359	4,971
Liabilities related to assets held for disposal	161	—

Total current liabilities	10,430	8,739
Long-term debt	3,082	4,069
Deferred income taxes	503	397
Postretirement benefit obligations other than pensions	1,786	1,713
Asbestos related liabilities	1,549	2,006
Other liabilities	3,690	2,886
CONTINGENCIES
SHAREOWNERS' EQUITY
Capital—common stock—Authorized 2,000,000,000 shares (par value $1 per share):
—issued 957,599,900 shares	958	958
—additional paid-in capital	3,626	3,574
Common stock held in treasury, at cost:
2005—128,116,854 shares; 2004—107,586,616 shares	(5,027)	(4,185)
Accumulated other nonowner changes	(25)	138
Retained earnings	11,722	10,767

Total shareowners' equity	11,254	11,252

Total liabilities and shareowners' equity	$32,294	$31,062

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)

Cash Flows from Operating Activities
Net income	$1,655	$1,281	$1,324
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	21	—	20
(Gain) loss on sale of non-strategic businesses	(36)	(255)	(38)
Repositioning and other charges	379	657	278
Severance and exit cost payments	(171)	(164)	(200)
Environmental payments	(247)	(248)	(77)
Business impairment charges	23	42	—
Asbestos related litigation charges, net of insurance	10	76	—
Asbestos related liability payments	(750)	(518)	(557)
Insurance receipts for asbestos related liabilities	160	67	664
Depreciation and amortization	697	650	661
Undistributed earnings of equity affiliates	(30)	(75)	(38)
Deferred income taxes	52	223	344
Pension and other postretirement benefits expense	561	628	325
Pension contributions—U.S. plans	—	(40)	(670)
Other postretirement benefit payments	(199)	(207)	(203)
Other	(61)	(121)	(16)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(94)	(470)	(236)
Inventories	37	(84)	118
Other current assets	61	(77)	(20)
Accounts payable	181	408	240
Accrued liabilities	193	480	280

Net cash provided by operating activities	2,442	2,253	2,199

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(684)	(629)	(655)
Proceeds from disposals of property, plant and equipment	71	38	37
Decrease in investments	285	80	—
(Increase) in investments	—	(115)	—
Cash paid for acquisitions, net of cash acquired	(2,679)	(384)	(199)
Proceeds from sales of businesses	997	426	137

Net cash (used for) investing activities	(2,010)	(584)	(680)

Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	534	220	(201)
Net increase (decrease) in short-term borrowings	100	(121)	81
Payment of debt assumed in the acquisition of Novar plc	(702)	—	—
Payments of long-term debt	(982)	(29)	(147)
Proceeds from issuance of common stock	167	74	54
Repurchases of common stock	(1,133)	(724)	(37)
Cash dividends on common stock	(700)	(643)	(645)

Net cash (used for) financing activities	(2,716)	(1,223)	(895)

Effect of foreign exchange rate changes on cash and cash equivalents	(68)	190	305

Net (decrease) increase in cash and cash equivalents	(2,352)	636	929
Cash and cash equivalents at beginning of year	3,586	2,950	2,021

Cash and cash equivalents at end of year	$1,234	$3,586	$2,950

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY

	Common Stock Issued			Common Stock Held in Treasury
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Non- owner Changes	Retained Earnings	Total Shareowners' Equity
	(In millions, except per share amounts)

Balance at December 31, 2002	957.6	$958	$3,409	(103.1)	$(3,783)	$(1,109)	$9,450	$8,925
Net income							1,324	1,324
Foreign exchange translation adjustments						551		551
Minimum pension liability adjustment						369		369

Nonowner changes in shareowners' equity								2,244
Common stock issued for employee savings and option plans (including related tax benefits of $19)			75	9.3	182			257
Repurchases of common stock				(1.9)	(62)			(62)
Cash dividends on common stock ($0.75 per share)							(645)	(645)
Other owner changes			2	.4	8			10

Balance at December 31, 2003	957.6	958	3,486	(95.3)	(3,655)	(189)	10,129	10,729

Net income							1,281	1,281
Foreign exchange translation adjustments						351		351
Minimum pension liability adjustment						(15)		(15)
Change in fair value of effective cash flow hedges						(9)		(9)

Nonowner changes in shareowners' equity								1,608
Common stock issued for employee savings and option plans (including related tax benefits of $19)			79	7.5	162			241
Repurchases of common stock				(20.1)	(699)			(699)
Cash dividends on common stock ($0.75 per share)							(643)	(643)
Other owner changes			9	.3	7			16

Balance at December 31, 2004	957.6	958	3,574	(107.6)	(4,185)	138	10,767	11,252

Net income							1,655	1,655
Foreign exchange translation adjustments						(147)		(147)
Minimum pension liability adjustment						(16)		(16)

Nonowner changes in shareowners' equity								1,492
Common stock issued for employee savings and option plans (including related tax benefits of $17)			50	9.7	283			333
Repurchases of common stock				(30.6)	(1,133)			(1,133)
Cash dividends on common stock ($0.825 per share)							(700)	(700)
Other owner changes			2	.4	8			10

Balance at December 31, 2005	957.6	$958	$3,626	(128.1)	$(5,027)	$(25)	$11,722	$11,254

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 1—Summary of Significant Accounting Policies

      Honeywell International Inc. is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, turbochargers, automotive products, specialty chemicals, electronic and advanced materials, and process technology for refining and petrochemicals. The following is a description of the significant accounting policies of Honeywell International Inc.

      Principles of Consolidation—The consolidated financial statements include the accounts of Honeywell International Inc. and all of its subsidiaries and entities in which a controlling interest is maintained. Our consolidation policy requires the consolidation of entities where a controlling financial interest is obtained as well as consolidation of variable interest entities in which we bear a majority of the risk to the entities' potential losses or stand to gain from a majority of the entities' expected returns. All intercompany transactions and balances are eliminated in consolidation.

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

      Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2005 and determined that there was no impairment as of that date. See Note 13 for additional details.

      Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of Aerospace sales incentives, patents and trademarks and other intangibles and are amortized over weighted average service periods of 25, 19 and 15 years, respectively.

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

      Aerospace Sales Incentives—We provide sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of our aircraft wheel and braking system hardware and auxiliary power units for installation on commercial aircraft. These incentives consist of free or deeply discounted products, product credits and upfront cash payments. The cost of these incentives are capitalized (in the case of auxiliary power units only when we are the sole source supplier) at the time we deliver the products to our customers or, in the case of product credits, at the time the credit is issued, or in the case of upfront cash payments, at the time the payment is made. In the case of free or deeply discounted product, the cost to manufacture less any amount recovered from the airframe manufacturer or airline is capitalized. Product credits and upfront cash payments are capitalized at exchanged value. Research, design, development and qualification costs related to these products are expensed as incurred, unless contractually guaranteed of reimbursement. The cost of the sales incentives described above is capitalized because the selection of our aircraft wheel and braking system hardware and auxiliary power units for installation on commercial aircraft results in the creation of future revenues and cash flows through aftermarket sales to fulfill long-term product maintenance requirements mandated by the Federal Aviation Administration (FAA) and other similar international organizations over the useful life of the aircraft. Once our products are certified and selected on an aircraft, the recovery of our investment is virtually guaranteed over the useful life of the aircraft. The likelihood of displacement by an alternative supplier is remote due to contractual sole-sourcing, the high cost to alternative suppliers and aircraft operators of product retrofits, and/or rigorous regulatory specifications, qualification and testing requirements. We amortize the cost of these capitalized sales incentives over their useful lives on a straight-line basis, up to 25 years, representing the estimated minimum service life of the aircraft. This useful life is the period over which we are virtually assured to earn revenues from the aftermarket sales of certified products necessary to fulfill the maintenance required by the FAA and other similar international organizations. We classify the amortization expense associated with free and discounted products as cost of goods sold and the amortization expense associated with product credits and upfront cash payments as a reduction of sales. We regularly evaluate the recoverability of capitalized amounts whenever events or changes in circumstances indicate that the carrying amount of the incentives may not be fully recoverable. There were no impairment charges related to these capitalized incentives recognized during 2005, 2004 and 2003.

      On February 17, 2006, Honeywell announced its intention to change its method of accounting for these sales incentives in the first quarter of 2006 to recognize the cost of these incentives as provided. While we consider the existing policy acceptable, we believe that the new policy is preferable and will

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

improve decision-making and controls for sales incentives. As a result of this change, Honeywell will apply this new accounting policy retrospectively to the Company's previously issued financial statements as if it had been applicable during those historical periods. When adopted in the first quarter of 2006, the new accounting policy will reduce previously reported net income in 2005, 2004 and 2003 by approximately $20, $35 and $35 million, respectively, or $0.02 per share in 2005, $0.04 per share in 2004 and $0.04 per share in 2003. Additionally, application of the new accounting policy would have reduced shareowners' equity as of the beginning of 2003 by approximately $400 million. There is no impact on previously reported cash flows. See Note 13 for additional details.

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

      Asbestos Related Contingencies and Insurance Recoveries—Honeywell is a defendant in personal injury actions related to asbestos containing products (refractory products and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrued for the probable value of future asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and dismissal rates. We have not accrued for future Bendix asbestos related claims as we cannot reasonably predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

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

      Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,072, $917 and $751 million in 2005, 2004 and 2003, respectively.

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

	2005	2004	2003

Net income, as reported	$1,655	$1,281	$1,324
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(53)	(42)	(48)

Pro forma net income	$1,602	$1,239	$1,276

Earnings per share of common stock:
Basic—as reported	$1.95	$1.49	$1.54

Basic—pro forma	$1.89	$1.44	$1.48

Earnings per share of common stock:
Assuming dilution—as reported	$1.94	1.49	$1.54

Assuming dilution—pro forma	$1.88	$1.44	$1.48

      The following table sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123.

	2005	2004	2003

Weighted average fair value per share of options granted during the year(1)	$10.67	$10.97	$8.82
Assumptions:
Historical dividend yield	2.4%	2.1%	2.0%
Historical volatility	34.8%	37.9%	46.7%
Risk-free rate of return	3.7%	3.3%	2.9%
Expected life (years)	5.0	5.0	5.0

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

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

      Derivative Financial Instruments—As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

      All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Nonowner Changes in Shareowners' Equity and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings.

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

      Recent Accounting Pronouncements—In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, (FIN 47), which provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies that we are required to recognize a liability for such an obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 primarily impacts our accounting for costs associated with the future

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

retirement of facilities in our Automation and Control Solutions and Specialty Materials reportable segments. Upon adoption on December 31, 2005, we recorded an increase in property, plant and equipment, net of $14 million and recognized an asset retirement obligation of $46 million. This resulted in the recognition of a non-cash charge of $32 million ($21 million after tax, or $0.03 per share) that was reported as a cumulative effect of an accounting change.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective for fiscal years that begin after June 15, 2005. We will adopt SFAS No. 123R effective January 1, 2006 and currently expect to use the modified prospective method of adoption and therefore will not restate our prior-period results. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date of SFAS No. 123R should continue to be accounted for in accordance with SFAS No. 123, except that amounts must be recognized in the financial statements. We currently estimate that the adoption of SFAS No. 123R will reduce 2006 diluted earnings per share by $0.08 to $0.10. Future compensation cost will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151) which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial statements.

      Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) requires recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset's useful life. SFAS No. 143 primarily impacted our accounting for costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials reportable segment. Upon adoption on January 1, 2003, we recorded an increase in property, plant and equipment, net of $16 million and recognized an asset retirement obligation of $47 million. This resulted in the recognition of a non-cash charge of $31 million ($20 million after-tax, or $0.02 per share) that was reported as a cumulative effect of an accounting change. This accounting change did not have a material impact on results of operations for 2005, 2004 and 2003.

Note 2—Acquisitions

      We acquired businesses for an aggregate cost of $3,500, $396 and $199 million in 2005, 2004 and 2003, respectively. All of our acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of the acquired businesses were recorded at their estimated fair values at the dates of acquisition. Significant acquisitions made in these years are discussed below.

      On March 31, 2005, Honeywell declared its Offers for the entire issued and ordinary preference share capital of Novar plc (Novar) wholly unconditional and assumed control of Novar as of that date. The aggregate value of the Offers was approximately $2.4 billion (fully diluted for the exercise of all

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

outstanding options), including the assumption of approximately $569 million of outstanding debt, net of cash. The payment for Novar's share capital and the repayment of substantially all of Novar's existing debt occurred during the second quarter of 2005 and was funded with our existing cash resources.

      Novar had consolidated revenues of approximately $2.7 billion in 2004 and operated globally in three different businesses. Intelligent Building Systems (IBS) is a global business supplying electrical, electronic and control products and services to building operators, contractors and developers. The integration of the IBS business into our Automation and Control Solutions segment has enhanced our offerings of security, fire and building controls products and services, particularly in the United Kingdom and Germany, and is supporting our global growth of these businesses. Indalex Aluminum Solutions (Indalex) is a leading manufacturer of aluminum extrusions with a comprehensive network of plants across North America. Security Printing Services (Security Printing) is engaged in the printing of checks, other financial instruments, business forms and providing other check-related services for financial institutions, credit unions and their customers and members throughout the United States. In December 2005, we completed the sale of the Security Printing business to M&F Worldwide Corp. for $800 million in cash resulting in a decrease of $225 million to the value of the goodwill attributable to the Novar acquisition. In February 2006, we completed the sale of Indalex to an affiliate of private investment firm Sun Capital Partners, Inc. for approximately $425 million in cash. The Indalex business has been classified as held for sale in our December 31, 2005 Consolidated Balance Sheet and both the Indalex and Security Printing businesses have been presented as discontinued operations in our Statement of Operations for all periods presented.

      The purchase price for Novar, net of cash acquired, was approximately $1.7 billion. The following table summarizes the estimated fair values of the assets and liabilities acquired, including the reclassification of the fair values of the assets and liabilities of the Indalex and Security Printing businesses to held for sale.

Adjusted Fair Value of Assets & Liabilities as of Acquisition Date
Accounts and other receivables	$304
Inventories	124
Assets held for disposal	1,429
Other current assets	(9)
Investments and long-term receivables	21
Property, plant and equipment	99
Other intangible assets	261
Deferred income taxes	97
Accounts payable	(79)
Accrued liabilities	(256)
Liabilities related to assets held for disposal	(204)
Long-term debt	(700)
Other liabilities	(680)

Net assets acquired	407
Goodwill	1,295

Purchase price	$1,702

      The $1.3 billion of goodwill resulting from this acquisition arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to develop a business comparable to Novar's IBS business and the expected cost synergies that will be

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

realized through the consolidation of the acquired business into our Automation and Control Solutions segment. These cost synergies are expected to be realized principally in the areas of selling, general and administrative expenses, material sourcing and manufacturing.

      We allocated $261 million to other intangible assets (contractual customer relationships, existing technology and trademarks) based on valuation studies performed by third party valuation consultants. These intangible assets are being amortized over their estimated useful lives which range from 5 to 15 years using straight-line and accelerated amortization methods. In addition, accrued liabilities include approximately $76 million of repositioning costs related to the integration of the Novar operations. The repositioning costs relate principally to severance costs for workforce reductions primarily in the IBS business and the former Novar corporate office. The workforce reductions are expected to be completed by June 30, 2006. Since the acquisition date, we made adjustments to the original fair value of assets and liabilities acquired resulting principally from our refinements of our analyses of receivables, inventories, property, plant and equipment, pension liabilities and deferred taxes (including the valuation studies performed by third party valuation consultants). Such adjustments were not considered material. As of December 31, 2005, the allocation of the purchase price for the assets acquired and liabilities assumed is complete.

      The following table presents balance sheet information for the Indalex business acquired as part of the Novar transaction described above which is classified as held for sale in our December 31, 2005 Consolidated Balance Sheet.

Accounts and other receivables	$135
Inventories	60
Other current assets	4
Investments and long-term receivables	94
Property, plant and equipment	189
Goodwill	39
Other assets	4

Assets held for disposal	$525

Accounts payable	$(90)
Accrued liabilities	(24)
Other liabilities	(47)

Liabilities related to assets held for disposal	$(161)

      Net sales and pretax income for the discontinued operations in 2005 were $1,209 and $149 million, respectively.

      Effective November 30, 2005, we acquired the 50 percent interest in UOP LLC (UOP) formerly indirectly owned by Union Carbide Corporation, a wholly owned subsidiary of the Dow Chemical Company, giving Honeywell full ownership of the entity. The aggregate cost for the remaining 50 percent interest in UOP was approximately $800 million, including the assumption of outstanding debt, net of cash acquired. The estimated fair value of the assets and liabilities acquired resulted in an increase to goodwill of $353 million. UOP had net sales of approximately $1.2 billion in 2004 and is a supplier and licensor of process technology, catalysts, process plants and consulting services to the petroleum refining, petrochemical and gas processing industries and is being included in our Specialty Materials reportable segment.

      In May 2003, Honeywell sold its Engineering Plastics business to BASF in exchange for BASF's nylon fiber business and $90 million in cash. BASF's nylon fiber business became part of Specialty Materials' nylon business. Since the cash consideration received from BASF was in excess of 25 percent of the fair value of this exchange, this transaction was viewed as “monetary” in accordance

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

with Issue 8(a) of EITF 01-2, “Interpretations of APB Opinion No. 29”. Accordingly, the pre-tax gain on the sale of our Engineering Plastics business of $38 million was based on the fair value of the consideration received from BASF less the sum of the net book value of our Engineering Plastics business and related transaction costs. We recorded the assets and liabilities acquired in the BASF business at fair market value based on a valuation performed by a third party valuation consultant at the acquistion date which corresponded to the value agreed upon in the asset purchase agreement for this transaction. Specialty Materials' Engineering Plastics business and BASF's nylon fiber business both had annual sales of approximately $400 million.

      In connection with all acquisitions in 2005, 2004 and 2003, except for the Novar acquisition as described above, the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material. The results of operations of all acquired businesses have been included in the consolidated results of Honeywell from their respective acquisition dates. The pro forma results for 2005, 2004 and 2003, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

Note 3—Repositioning and Other Charges

      A summary of repositioning and other charges follows:

	Years Ended December 31,
	2005	2004	2003

Severance	$248	$85	$69
Asset impairments	5	21	6
Exit costs	14	10	7
Reserve adjustments	(25)	(28)	(69)

Total net repositioning charge	242	88	13

Asbestos related litigation charges, net of insurance	10	76	—
Probable and reasonably estimable environmental liabilities	186	536	235
Business impairment charges	23	42	—
Arbitration award related to phenol supply agreement	(67)	—	—
Other	18	33	30

Total net repositioning and other charges	$412	$775	$278

      The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification.

	Years Ended December 31,
	2005	2004	2003

Cost of products and services sold	$324	$621	$272
Selling, general and administrative expenses	43	25	4
Asbestos related litigation charges, net of insurance	10	76	—
Business impairment charges	23	42	—
Equity in (income) loss of affiliated companies	2	6	2
Other (income) expense	10	5	—

	$412	$775	$278

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment.

	Years Ended December 31,
	2005	2004	2003

Aerospace	$96	$(5)	$10
Automation and Control Solutions	85	28	(22)
Specialty Materials	(34)	90	20
Transportation Systems	82	147	16
Corporate	183	515	254

	$412	$775	$278

      In 2005, we recognized repositioning charges totaling $267 million primarily for severance costs related to workforce reductions of 5,269 maufacturing and administrative positions across all of our reportable segments including the implementation of a new organizational structure in our Aerospace reportable segment which reorganized our Aerospace businesses to better align with customer segments. The implementation of the new Aerospace organizational structure was substantially completed in the third quarter of 2005. Also, $25 million of previously established accruals, primarily for severance at our Corporate, Specialty Materials and Automation and Control Solutions reportable segments were returned to income in 2005. The reversal of severance liabilities relates to changes in the scope of previously announced severance programs, excise taxes relating to an executive severance amount previously paid which were determined to no longer be payable, and severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      The following table summarizes the status of our total repositioning costs.

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2002	$325	$—	$81	$406

2003 charges	69	6	7	82
2003 usage	(166)	(6)	(34)	(206)
Adjustments	(57)	—	(12)	(69)

Balance at December 31, 2003	171	—	42	213

2004 charges	85	21	10	116
2004 usage	(138)	(21)	(26)	(185)
Adjustments	(21)	—	(7)	(28)

Balance at December 31, 2004	97	—	19	116

2005 charges	248	5	14	267
2005 usage	(156)	(5)	(15)	(176)
Adjustments	(21)	—	(4)	(25)

Balance at December 31, 2005	$168	$—	$14	$182

      In 2005, we recognized a charge of $186 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $10 million which are discussed in detail in Note 21. We recognized a credit of $67 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business from June 2003 through the end of 2004. The arbitrator has also awarded Honeywell an additional $31 million of damages for overcharges in 2005, which has not been recognized as the overcharges for the years 2005 forward are subject to a separate arbitration scheduled for April 2006. The existing arbitration awards for 2003 to 2005 are subject to approval in federal court. We recognized impairment charges of $23 million related to the write-down of property, plant and equipment held and used in our Research and Life Sciences business and the write-down of property, plant and equipment held for sale in our Resins and Chemicals business, both in our Specialty Materials reportable segment. We also recognized other charges of $18 million principally related to the modification of a lease agreement for the Corporate headquarters facility ($10 million) and for various legal settlements ($7 million).

      In 2004, we recognized a charge of $536 million for probable and reasonably estimable environmental liabilities primarily related to the denial of our appeal of the matter entitled Interfaith Community Organization, et. al. v. Honeywell International Inc., et al., and estimated liabilities for remediation of environmental conditions in and around Onondaga Lake in Syracuse, New York. Both of these environmental matters are discussed in further detail in Note 21. We recognized asbestos related litigation charges, net of insurance, of $76 million which are discussed in detail in Note 21. We recognized an impairment charge of $42 million in the second quarter of 2004 related principally to the write-down of property, plant and equipment of our Performance Fibers business in our Specialty Materials reportable segment. This business was sold in December 2004. We also recognized other charges of $33 million consisting of $29 million for various legal settlements including property damage claims in our Automation and Control Solutions reportable segment, $14 million for the write-off of receivables, inventories and other assets net of a reversal of a reserve of $10 million established in the prior year for a contract settlement.

      In 2003, we recognized a charge of $235 million for probable and reasonably estimable environmental liabilities mainly related to the matter entitled Interfaith Community Organization, et al. v. Honeywell International Inc., et al. and for remediation of environmental conditions in and around Onondaga Lake in Syracuse, New York, both as discussed in Note 21. We also recognized other charges of $30 million consisting of $26 million for various legal settlements and $4 million in our

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Specialty Materials reportable segment including a loss on sale of an investment owned by an equity investee.

Note 4—Gain (Loss) on Sale of Non-Strategic Businesses

      The following is a summary of non-strategic businesses sold:

	Year Ended December 31, 2005
	Pretax Gain (Loss)	After-tax Gain (Loss)

Industrial Wax	$(30)	$33
North American Nylon Carpet Fiber	23	1
Other (1)	43	26

	$36	$60

      In 2005, we realized proceeds of $197 million in cash on the sales of these businesses. The sales of these businesses did not materially impact net sales and segment profit in 2005 compared with 2004. The after-tax gain on the sale of our Industrial Wax business was due to the higher tax basis of this business than its book basis.

	Year Ended December 31, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)

Automation and Control Solutions—Security Monitoring and VSCEL Optical Products	$251	$133
Specialty Materials—Performance Fibers	(15)	(3)
Other (1)	19	14

	$255	$144

      In 2004, we realized proceeds of $426 million in cash on the sales of these businesses. The sales of these businesses did not materially impact net sales and segment profit in 2004 compared with 2003.

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

(1) Consists of post closing adjustments related to businesses sold in prior years.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 5—Other (Income) Expense

	Years Ended December 31,
	2005	2004	2003

Interest income and other	$(92)	$(130)	$(109)
Minority interests	10	10	7
Foreign exchange loss	21	28	121

	$(61)	$(92)	$19

Note 6—Interest and Other Financial Charges

	Years Ended December 31,
	2005	2004	2003

Total interest and other financial charges	$373	$349	$350
Less—capitalized interest	(17)	(18)	(15)

	$356	$331	$335

      The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2005 and 2004 was 4.48 and 2.81 percent, respectively.

Note 7—Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2005	2004	2003

United States	$1,557	$878	$925
Foreign	766	802	715

	$2,323	$1,680	$1,640

Tax expense

	Years Ended December 31,
	2005	2004	2003

United States	$437	$170	$98
Foreign	305	229	198

	$742	$399	$296

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Tax expense consist of:
Current:
United States	$395	$26	$(251)
State	19	16	(1)
Foreign	276	134	204

	690	176	(48)

Deferred:
United States	27	109	347
State	(4)	19	3
Foreign	29	95	(6)

	52	223	344

	$742	$399	$296

	Years Ended December 31,
	2005	2004	2003

The U.S. statutory federal income tax rate is reconciled to our effective income tax rate as follows:
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Taxes on foreign earnings below U.S. tax rate (1)	(1.4)	(7.1)	(5.0)
Asset basis differences	(3.5)	(.6)	(2.2)
Nondeductible amortization	.6	1.1	1.9
State income taxes (1)	.7	1.4	.4
Tax benefits on export sales	(3.3)	(4.5)	(3.6)
ESOP dividend tax benefit	(.9)	(1.2)	(1.2)
Tax credits	(.5)	(.6)	(1.0)
Equity income	(.5)	(.5)	(.8)
Repatriation expense related to American Jobs Creation Act of 2004	6.7	—	—
Redesignation of Friction Materials business from held for sale to held and used	—	—	(6.6)
All other items—net	(1.0)	.8	1.1

	31.9%	23.8%	18.0%

(1)	Net of changes in valuation allowance.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)

	December 31,
	2005	2004

Deferred income taxes represent the future tax effects of transactions which are reported in different periods for tax and financial reporting purposes. The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Property, plant and equipment basis differences	$(582)	$(509)
Postretirement benefits other than pensions and postemployment benefits	771	748
Investment and other asset basis differences	(342)	(205)
Other accrued items	642	558
Net operating and capital losses	841	706
Tax credits	408	440
Undistributed earnings of subsidiaries	(40)	(34)
All other items—net	8	(33)

	1,706	1,671
Valuation allowance	(477)	(338)

	$1,229	$1,333

      The amount of federal tax net operating losses available for carryforward at December 31, 2005 was $22 million that were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2022. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. In 2005, we reported a net capital loss of $251 million on the sale of our Industrial Wax business. This loss will be carried back to 2004 where there are sufficient capital gains to absorb this loss. Various subsidiaries have state tax net operating loss carryforwards of $2.9 billion at December 31, 2005 with varying expiration dates through 2024. We also have foreign net operating and capital losses of $2.3 billion which are available to reduce future income tax payments in several countries, subject to varying expiration rules. Also included are $698 million of loss carryforwards that were generated by certain subsidiaries prior to their acquisition and have varying expiration dates.

      We have U.S. tax credit carryforwards of $81 million at December 31, 2005, including carryforwards of $78 million with various expiration dates through 2025 and tax credits of $3 million which are not subject to expiration. In addition, we have $327 million of foreign tax credits available for carryback or carryforward at December 31, 2005 with varying expiration dates through 2015.

      The valuation allowance was increased by $139, $39 and $108 million in 2005, 2004 and 2003, respectively. The increase in 2005 was primarily due to an increase in foreign net operating and capital losses and net deferred tax assets attributable to acquired businesses not expected to be realized, offset by a decrease in state tax net operating loss carryforwards (net of federal impact) and the disallowance of foreign net operating losses for which a valuation allowance had previously been provided of $222, $46, and $39 million, respectively. The portion of the valuation allowance charged to goodwill was $219 million, and therefore the future realization of any of these tax benefits will be credited first to reduce to zero goodwill related to the acquisition, second to reduce to zero other non current intangible assets related to the acquisition, and third to reduce income tax expense. The increase in 2004 was primarily due to an increase in state tax net operating loss carryforwards (net of federal impact) and foreign net operating and capital losses that are not expected to be realized of $40

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

and $27 million, respectively, offset by a decrease of $30 million for foreign tax credits which we now believe will be utilized due to the extension of the foreign tax credit carryforward period from five to 10 years under the American Jobs Creation Act of 2004 (Act). The increase in 2003 was primarily due to an increase in foreign net operating losses that are not expected to be utilized.

      The Act, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, a phased elimination of the extra-territorial income exclusion, and a domestic manufacturing benefit. More specifically, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In May 2005, the U.S. Treasury issued guidance clarifying certain provisions of the Act and, accordingly, during the second quarter of 2005 we were able to finalize our assessment of the Act and its impact on Honeywell. We repatriated approximately $2.7 billion of foreign earnings during the remainder of 2005, of which $2.2 billion receives the benefit under the Act, with an income tax provision of $155 million. As of December 31, 2005, Honeywell has not provided for U.S. federal income and foreign withholding taxes on $2.1 billion of undistributed earnings from non-U.S. operations. Such earnings are currently intended to be reinvested indefinitely. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

      The extra-territorial income exclusion for foreign sales will be phased-out over two years beginning in 2005. The deduction for income from qualified domestic production activities will be phased-in from 2005 through 2010. We do not expect that this legislation will have a material effect on our consolidated tax accruals or effective tax rate.

Note 8—Earnings (Loss) Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share:

	2005		2004		2003
	Basic	Assuming Dilution	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Income from continuing operations	$1,581	$1,581	$1,281	$1,281	$1,344	$1,344
Income from discontinued operations, net of taxes	95	95	—	—	—	—
Cumulative effect of accounting change, net of taxes	(21)	(21)	—	—	(20)	(20)

Net income	$1,655	$1,655	$1,281	$1,281	$1,324	$1,324

Average shares
Average shares outstanding	848,740,395	848,740,395	858,857,721	858,857,721	860,671,264	860,671,264
Dilutive securities issuable in connection with stock plans	—	3,594,592	—	3,475,613	—	1,423,992

Total average shares	848,740,395	852,334,987	858,857,721	862,333,334	860,671,264	862,095,256

Earnings (loss) per share of common stock
Income from continuing operations	$1.87	$1.86	$1.49	$1.49	$1.56	$1.56
Income from discontinued operations, net of taxes	0.11	0.11	—	—	—	—
Cumulative effect of accounting change, net of taxes	(0.03)	(0.03)	—	—	(0.02)	(0.02)

Net income	$1.95	$1.94	$1.49	$1.49	$1.54	$1.54

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      In 2005, 2004 and 2003, the diluted earnings per share calculation excludes the effect of stock options when the options' exercise prices exceed the average market price of the common shares during the period. In 2005, 2004 and 2003, the number of stock options not included in the computation were 17,793,385, 41,656,606 and 41,908,964, respectively. These stock options were outstanding at the end of each of the respective years.

Note 9—Accounts, Notes and Other Receivables

	December 31,
	2005	2004

Trade	$4,623	$3,656
Other	573	724

	5,196	4,380
Less—Allowance for doubtful accounts	(179)	(137)

	$5,017	$4,243

      We sell interests in designated pools of trade accounts receivables to third parties. The sold receivables are over-collateralized by $178 million at December 31, 2005 and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. New receivables are sold under the agreement as previously sold receivables are collected. Losses are recognized when our interest in the receivables are sold. The retained interests in the receivables are shown at the amounts expected to be collected by us, and such carrying value approximates the fair value of our retained interests. We are compensated for our services in the collection and administration of the receivables.

	December 31,
	2005	2004

Designated pools of trade receivables	$1,251	$1,060
Interest sold to third parties	(500)	(500)

Retained interest	$751	$560

      Losses on sales of receivables were $18, $9 and $7 million in 2005, 2004 and 2003, respectively. No credit losses were incurred during those years.

Note 10—Inventories

	December 31,
	2005	2004

Raw materials	$1,438	$1,153
Work in process	695	779
Finished products	1,427	1,382

	3,560	3,314
Less—
Progress payments	(14)	(24)
Reduction to LIFO cost basis	(145)	(130)

	$3,401	$3,160

      Inventories valued at LIFO amounted to $258 and $108 million at December 31, 2005 and 2004, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $145 and $130 million higher at December 31, 2005 and 2004, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 11—Investments and Long-Term Receivables

	December 31,
	2005	2004

Investments	$64	$305
Long-term receivables	306	237

	$370	$542

Note 12—Property, Plant and Equipment

	December 31,
	2005	2004

Land and improvements	$352	$356
Machinery and equipment	9,381	8,935
Buildings and improvements	2,120	2,027
Construction in progress	433	344

	12,286	11,662
Less—Accumulated depreciation and amortization	(7,628)	(7,331)

	$4,658	$4,331

      Depreciation expense was $578, $572 and $595 million in 2005, 2004 and 2003, respectively.

Note 13—Goodwill and Other Intangibles—Net

      The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 by reportable segment are as follows:

	December 31, 2004	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2005

Aerospace	$1,721	$11	$—	$(9)	$1,723
Automation and Control Solutions	2,954	1,407	—	(28)	4,333
Specialty Materials	779	353	(48)	(18)	1,066
Transportation Systems	559	—	—	(21)	538

	$6,013	$1,771	$(48)	$(76)	$7,660

	December 31, 2003	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2004

Aerospace	$1,641	$64	$—	$16	$1,721
Automation and Control Solutions	2,832	162	(60)	20	2,954
Specialty Materials	781	—	(12)	10	779
Transportation Systems	535	—	—	24	559

	$5,789	$226	$(72)	$70	$6,013

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      Intangible assets are comprised of:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Investments in Aerospace sales incentives	$1,018	$(215)	$803	$952	$(176)	$776
Patents and trademarks	512	(326)	186	445	(310)	135
Other	1,153	(273)	880	512	(219)	293

	2,683	(814)	1,869	1,909	(705)	1,204

Trademark with indefinite life	116	(9)	107	46	(9)	37

	$2,799	$(823)	$1,976	$1,955	$(714)	$1,241

      Aerospace sales incentives capitalized were $71, $93 and $95 million in 2005, 2004 and 2003, respectively. Aerospace sales incentives amortized to income were $44, $36 and $38 million in 2005, 2004 and 2003, respectively. Sales incentives related to certain auxiliary power units where we are not the sole supplier were $13, $9 and $13 million in 2005, 2004 and 2003, respectively, and were expensed as incurred.

      Intangible assets amortization expense was $119, $78 and $66 million in 2005, 2004 and 2003, respectively. Estimated intangible assets amortization expense for each of the five succeeding years approximates $140 million.

Note 14—Accrued Liabilities

	December 31,
	2005	2004

Compensation and benefit costs	$996	$926
Customer advances and deferred income	932	775
Income taxes	361	217
Environmental costs	237	267
Asbestos related liabilities	520	744
Product warranties and performance guarantees	322	270
Other	1,991	1,772

	$5,359	$4,971

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 15—Long-term Debt and Credit Agreements

	December 31,
	2005	2004

5.25% notes due 2006	$—	$368
8 5⁄8% debentures due 2006	—	100
5 1⁄8% notes due 2006	—	500
7.0% notes due 2007	350	350
7 1⁄8% notes due 2008	200	200
6.20% notes due 2008	200	200
Zero coupon bonds and money multiplier notes, 13.0%–14.26%, due 2009	100	100
Floating rate notes due 2009-2011	249	252
7.50% notes due 2010	1,000	1,000
6 1⁄8% notes due 2011	500	500
Industrial development bond obligations, 3.25%–9.50% maturing at various dates through 2037	65	66
6 5⁄8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases), 0.53%–15.69%, maturing at various dates through 2020	151	166

	$3,082	$4,069

      The schedule of principal payments on long-term debt is as follows:

At December 31, 2005

2006	$995
2007	414
2008	412
2009	211
2010	1,130
Thereafter	915

4,077
Less—current portion	(995)

$3,082

      We maintain $2.3 billion of bank revolving credit facilities with a group of banks, arranged by Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., which is comprised of: (a) a $1.3 billion Five-Year Credit Agreement, with a $300 million letter of credit sub-limit and (b) a $1 billion Five-Year Credit Agreement with a $200 million letter of credit sub-limit. The credit agreements are maintained for general corporate purposes, including support for the issuance of commercial paper. We had no borrowings outstanding under either agreement at December 31, 2005. We have issued $175 million of letters of credit under the $1.3 billion Five-Year Credit Agreement at December 31, 2005.

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

      A new 364-Day 240 million Canadian dollar credit facility was established on September 9, 2005, arranged by Citibank, N.A., Canadian Branch. The facility was established for general corporate purposes, including support for the issuance of commercial paper in Canada. There are no borrowings outstanding under this credit facility at December 31, 2005. We have agreed to pay a facility fee of 0.06 percent per annum on the commitment amount. Interest on borrowings under this facility would be determined, at Honeywell's option, by (a) the highest of the floating base rate publicly announced by Citibank, N.A., 0.5 percent above the average CD rate, or 0.5 percent above the Federal funds rate; (b) the highest of the Canadian dollar prime rate publicly announced by Citibank, N.A. or 0.5 percent above the Canadian dollar bankers' acceptance; or (c) the Eurocurrency rate or bankers' acceptance plus 0.24 percent (applicable margin).

Note 16—Lease Commitments

      Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2005

2006	$285
2007	206
2008	146
2009	94
2010	69
Thereafter	201

$1,001

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      Rent expense was $326, $321 and $314 million in 2005, 2004 and 2003, respectively.

Note 17—Financial Instruments

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

      We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. While concentrations of credit risk associated with our trade accounts and notes receivable are considered minimal due to our diverse customer base, a significant portion of our customers are in the commercial air transport industry (aircraft manufacturers and airlines) accounting for approximately 13 percent of our consolidated sales in 2005. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

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

      We partially hedge forecasted 2006 sales and purchases denominated in non-functional currencies with currency forward contracts. When a functional currency strengthens against non-functional currencies, the decline in value of forecasted non-functional currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of gains (sales) and losses (purchases), respectively, in the value of the forward contracts designated as hedges. Conversely, when a functional currency weakens against non-functional currencies, the increase in value of forecasted non-functional currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of losses (sales) and gains (purchases), respectively, in the value of the forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. All open forward contracts mature by December 31, 2006.

      At December 31, 2005 and 2004, we had contracts with notional amounts of $1,998 and $790 million, respectively, to exchange foreign currencies, principally in the Euro countries and Great Britain.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We mitigate our exposure to commodity price risk through the use of long-term, firm-price contracts with our suppliers and forward commodity purchase agreements with third parties hedging anticipated purchases of several commodities (principally natural gas). Forward commodity purchase agreements are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized.

      Interest Rate Risk Management—We use a combination of financial instruments, including medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2005 and 2004, interest rate swap agreements designated as fair value hedges effectively changed $681 and $1,218 million, respectively, of fixed rate debt at an average rate of 6.15 and 6.42 percent, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature through 2007.

      Fair Value of Financial Instruments—The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. Summarized below are the carrying values and fair values of our other financial instruments at December 31, 2005 and 2004. The fair values are based on the quoted market prices for the issues (if traded), current rates offered to us for debt of the same remaining maturity and characteristics, or other valuation techniques, as appropriate.

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$306	$285	$237	$218
Interest rate swap agreements	9	9	39	39
Foreign currency exchange contracts	3	3	22	22
Forward commodity contracts	18	18	10	10
Liabilities
Long-term debt and related current maturities	$(4,077)	$(4,291)	$(5,025)	$(5,411)
Foreign currency exchange contracts	(5)	(5)	(6)	(6)
Forward commodity contracts	(1)	(1)	(2)	(2)

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

      In November 2005, Honeywell's Board authorized the Company to repurchase up to $3 billion of its common stock. As of December 31, 2005, approximately $2.6 billion of additional shares may yet be purchased under this program. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activities.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2005, there was no preferred stock outstanding.

Note 19—Other Nonowner Changes in Shareowners' Equity

      Total nonowner changes in shareowners' equity are included in the Consolidated Statement of Shareowners' Equity. The changes in Accumulated Other Nonowner Changes are as follows:

	Pretax	Tax	After- Tax

Year Ended December 31, 2005
Foreign exchange translation adjustments	$(147)	$—	$(147)
Minimum pension liability adjustment	(26)	10	(16)

	$(173)	$10	$(163)

Year Ended December 31, 2004
Foreign exchange translation adjustments	$351	$—	$351
Change in fair value of effective cash flow hedges	(15)	6	(9)
Minimum pension liability adjustment	(19)	4	(15)

	$317	$10	$327

Year Ended December 31, 2003
Foreign exchange translation adjustments	$551	$—	$551
Minimum pension liability adjustment	604	(235)	369

	$1,155	$(235)	$920

      The components of Accumulated Other Nonowner Changes are as follows:

	December 31,
	2005	2004

Cumulative foreign exchange translation adjustments	$342	$489
Fair value of effective cash flow hedges	8	8
Minimum pension liability	(375)	(359)

	$(25)	$138

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      The following table summarizes information about stock option activity for the three years ended December 31, 2005:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2002	52,014,709	$39.50
Granted	9,372,850	23.70
Exercised	(2,361,930)	18.34
Lapsed or canceled	(4,735,283)	39.58

Outstanding at December 31, 2003	54,290,346	37.68
Granted	9,409,800	35.49
Exercised	(2,947,232)	21.20
Lapsed or canceled	(2,433,985)	39.41

Outstanding at December 31, 2004	58,318,929	38.09
Granted	10,272,350	36.75
Exercised	(5,357,101)	29.07
Lapsed or canceled	(4,251,923)	40.46

Outstanding at December 31, 2005	58,982,255	$38.50

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$21.41–$29.86	7,780,575	6.4	$23.99	5,646,405	$24.09
$30.03–$39.94	36,464,806	6.4	36.12	22,033,306	36.02
$40.02–$49.97	8,160,471	3.1	43.56	8,160,471	43.56
$50.32–$66.40	6,576,403	3.9	62.62	6,576,403	62.62

	58,982,255	5.7	38.50	42,416,585	40.01

(1)	Average remaining contractual life in years.

      There were 43,343,099 and 40,547,240 options exercisable at weighted average exercise prices of $40.36 and $41.14 at December 31, 2004 and 2003, respectively. There were 13,454,032 shares available for future grants under the terms of our stock option plans at December 31, 2005.

      Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSU's are issued to certain key employees as compensation and as incentives tied directly to the achievement of certain performance objectives.

      There were 1,230,884, 980,706 and 1,578,000 RSU's issued in 2005, 2004 and 2003, respectively. Compensation expense related to these RSUs was $24, $24 and $27 million in 2005, 2004 and 2003, respectively. There were 3,965,531, 3,691,556 and 3,103,513 RSU's outstanding, with a weighted average grant date fair value per share of $32.97, $31.18 and $30.10 at December 31, 2005, 2004 and 2003, respectively.

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

Note 21—Commitments and Contingencies

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

      With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. The following table summarizes information concerning our recorded undiscounted liabilities for environmental costs:

	Years Ended December 31,
	2005	2004	2003
Beginning of year	$895	$593	$435
Accruals for environmental matters deemed probable and reasonably estimable	186	536	235
Environmental liability payments	(247)	(248)	(77)
Other adjustments(1)	45	14	—

End of year	$879	$895	$593

(1)	In 2005, $45 million principally relates to reclassification of the carrying value of land to property, plant and equipment with a corresponding increase to environmental liabilities.

      Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2005	2004
Accrued liabilities	$237	$267
Other liabilities	642	628

	$879	$895

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

      Jersey City, NJ—In February 2005, the Third Circuit Court of Appeals upheld the decision of the United States District Court for the District of New Jersey (the “District Court”) in the matter entitled Interfaith Community Organization (ICO), et al. v. Honeywell International Inc., et al., that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site, as well as the remediation of site-impacted ground water and river sediments. The District Court has dismissed without prejudice Honeywell's motion for relief in this matter seeking approval of an alternative remedy in which Honeywell would excavate approximately half of the chromium residue present at the site and encase the remaining material with a multi-media containment system. Provisions have been made in our financial statements for the estimated cost of implementation of the excavation and offsite removal remedy, which is expected to be incurred evenly over a five-year period starting in April 2006. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. We are developing a proposed plan for remediation of ground water and river sediments for submission later this year and cannot reasonably estimate the costs of that remediation, both because the remediation planned has not been finalized and because numerous third parties could be responsible for an as yet undetermined portion of the ultimate costs of remediating the river sediment.

      The site at issue in the ICO matter is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Remedial investigations and activities consistent with the ACO are underway at the other sites (the “Honeywell ACO Sites”).

      On May 3, 2005, NJDEP filed a lawsuit in New Jersey Superior Court against Honeywell and two other companies seeking declaratory and injunctive relief, unspecified damages, and the reimbursement of unspecified total costs relating to sites in New Jersey allegedly contaminated with chrome ore processing residue. The claims against Honeywell relate to the activities of a predecessor company which ceased its New Jersey manufacturing operations in the mid-1950s. While the complaint is not entirely clear, it appears that approximately 100 sites are at issue, including 17 of the Honeywell ACO Sites, approximately 32 sites at which the other two companies have agreed to remediate under separate administrative consent orders, as well as approximately 53 other sites (identified in the complaint as the “Publicly Funded Sites”) for which none of the three companies have signed an administrative consent order. In addition to claims specific to each company, NJDEP claims that all three companies should be collectively liable for all the chrome sites based on a “market share” theory. In addition, NJDEP is seeking treble damages for all costs it has incurred or will incur at the Publicly Funded Sites. Honeywell has previously denied responsibility for the Publicly Funded Sites. Honeywell believes that it has no connection with either the sites covered by the other companies' administrative consent orders or the Publicly Funded Sites and, therefore, we have no responsibility for those sites. At the Honeywell ACO Sites, we are conducting remedial investigations and activities consistent with the ACO; thus, we do not believe the lawsuit will significantly change our obligations with respect to the Honeywell ACO Sites. Lawsuits have also been filed against Honeywell in the District Court under the Resource Conservation and Recovery Act (RCRA) by two New Jersey municipal utilities seeking the

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

cleanup of chromium residue at two Honeywell ACO Sites and by a citizens' group against Honeywell and thirteen other defendants with respect to contamination on about a dozen of the Honeywell ACO Sites. For the reasons stated above, we do not believe these lawsuits will significantly change our obligations with respect to the Honeywell ACO Sites.

      Although it is not possible at this time to predict the outcome of matters discussed above, we believe that the allegations are without merit and we intend to vigorously defend against these lawsuits. We do not expect these matters to have a material adverse effect on our consolidated financial position. While we expect to prevail, an adverse litigation outcome could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid.

      Onondaga Lake, Syracuse, NY—A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake. In July 2005, the New York State Department of Environmental Conservation (the DEC) issued its Record of Decision with respect to remediation of industrial contamination in the Lake.

      The Record of Decision calls for a combined dredging/capping remedy generally in line with the approach recommended in the Feasibility Study submitted by Honeywell in May 2004. Based on currently available information and analysis performed by our engineering consultants, we have accrued for our estimated cost of implementing the remedy set forth in the Record of Decision. Our estimating process considered a range of possible outcomes and amounts recorded reflect our best estimate at this time. We do not believe that this matter will have a material adverse impact on our consolidated financial position. Given the scope and complexity of this project, it is possible that actual costs could exceed estimated costs by an amount that could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. At this time, however, we cannot identify any legal, regulatory or technical reason to conclude that a specific alternative outcome is more probable than the outcome for which we have made provisions in our financial statements. The DEC's aggregate cost estimate, which is higher than the amount reserved, is based on the high end of the range of potential costs for major elements of the Record of Decision and includes a contingency. The actual cost of the Record of Decision will depend upon, among other things, the resolution of certain technical issues during the design phase of the remediation.

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

      As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, the bankruptcy court enjoined

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

both the filing and prosecution of NARCO-related asbestos claims against Honeywell. Although the stay has remained in effect continuously since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO's bankruptcy filing, we paid NARCO's parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO's parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell (which amount was paid in December 2005 following the filing of NARCO's Third Amended Plan of Reorganization), and to pay NARCO's parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation, respectively, of such a plan.

      We believe that, as part of the NARCO plan of reorganization, a trust will be established for the benefit of all asbestos claimants, current and future, pursuant to Trust Distribution Procedures negotiated with the NARCO Committee of Asbestos Creditors and the Court-appointed legal representative for future asbestos claimants. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. Honeywell has reached agreement with the representative for future NARCO claimants and the Asbestos Claimants Committee to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell's operating cash flows. The Court approved NARCO's Disclosure Statement for its Third Amended Plan of Reorganization in late January 2006. NARCO is in the process of distributing this Disclosure Statement to creditors for voting, which will close March 31, 2006. The Court has scheduled NARCO's confirmation hearing to begin in June 2006. Although we expect the NARCO plan of reorganization and the NARCO trust to be ultimately approved by the Court, no assurances can be given as to the Court's ruling or the time frame for resolving any appeals of such ruling.

      Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1.8 and $2.4 billion as of December 31, 2005 and 2004, respectively. The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants. Substantially all settlement payments with respect to current claims are expected to be made by the end of 2007. Approximately $90 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

      The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO's parent. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants' representative. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5. Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon historical experience with similar trusts. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust.

      As of December 31, 2005 and 2004, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $1.1 and $1.2 billion, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At December 31, 2005, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

      From 1981 through December 31, 2005, we have resolved approximately 78,000 Bendix related asbestos claims including trials covering 122 plaintiffs, which resulted in 116 favorable verdicts. Trials covering six individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, a third will shortly be appealed, and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

	Years Ended December 31,
Claims Activity	2005	2004

Claims Unresolved at the beginning of year	76,348	72,976
Claims Filed	7,520	10,504
Claims Resolved	(6,890)	(7,132)

Claims Unresolved at the end of year	76,978	76,348

	December 31,
Disease Distribution of Unresolved Claims	2005	2004

Mesothelioma and Other Cancer Claims	4,604	3,534
Other Claims	72,374	72,814

Total Claims	76,978	76,348

      Approximately 30 percent of the approximately 77,000 pending claims at December 31, 2005 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

minimal or no impairment. The approximately 77,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed.

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2005	2004	2003
	(in whole dollars)

Malignant claims	$58,000	$90,000	$95,000
Nonmalignant claims	$600	$1,600	$3,500

      It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

      We have accrued for the estimated cost of pending Bendix related asbestos claims. The estimate is based on the number of pending claims at December 31, 2005, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. HR&A updates expected settlement values for pending claims during the second quarter each year. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

      Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims of which $377 and $336 million are reflected as receivables in our consolidated balance sheet at December 31, 2005 and 2004, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

      Honeywell believes it has sufficient insurance coverage and reserves to cover all pending Bendix related asbestos claims. Although it is impossible to predict the outcome of pending claims or to

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

reasonably estimate losses which could arise from future Bendix related asbestos claims, we do not believe that such claims would have a material adverse effect on our consolidated financial position in light of our insurance coverage and our prior experience in resolving such claims. If the rate and types of claims filed, the average indemnity cost of such claims and the period of time over which claim settlements are paid (collectively, the “Variable Claims Factors”) do not substantially change, Honeywell would not expect future Bendix related asbestos claims to have a material adverse effect on our results of operations or operating cash flows in any fiscal year. No assurances can be given, however, that the Variable Claims Factors will not change.

      Refractory and Friction Products—The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$355	$2,395	$2,750	$249	$2,760	$3,009	$241	$3,200	$3,441
Accrual for claims filed and defense costs incurred	170	—	170	186	—	186	—	—	—
Asbestos related liability payments	(153)	(597)	(750)	(153)	(365)	(518)	(117)	(440)	(557)
Settlement with plaintiff firms of certain pending asbestos claims(1)	—	(21)	(21)	—	—	—	—	—	—
Update of expected resolution values for pending claims	(85)	—	(85)	73	—	73	—	—	—
Other(2)	—	5	5	—	—	—	125	—	125

End of year	$287	$1,782	$2,069	$355	$2,395	$2,750	$249	$2,760	$3,009

(1)	In 2005, consists of a charge of $52 million to reflect a settlement of certain current asbestos claims during the year and a credit of $73 million related to a re-estimation of asbestos reserves in connection with an additional settlement.
(2)	In 2003, relates to accrual for asbestos liabilities recognized upon the termination of the transaction to sell our Friction Materials business.

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$336	$1,226	$1,562	$209	$1,238	$1,447	$145	$1,811	$1,956
Probable insurance recoveries related to claims filed	34	—	34	96	—	96	—	—	—
Probable insurance recoveries related to annual update of expected resolution values for pending claims	(15)	—	(15)	39	—	39	—	—	—
Insurance receipts for asbestos related liabilities	(33)	(127)	(160)	(8)	(59)	(67)	(91)	(573)	(664)
Insurance receivables settlements and write-offs(1)	41	—	41	—	—	—	—	—	—
Other(2)	14	(3)	11	—	47	47	155	—	155

End of year	$377	$1,096	$1,473	$336	$1,226	$1,562	$209	$1,238	$1,447

(1)	In 2005, consists of gains from insurance settlements of $172 million principally related to a structured insurance settlement with a carrier which converted a policy into a future, fixed, non-contingent payment stream, and charges of $131 million for write-offs of certain amounts due from insurance carriers.

(footnotes continued on next page)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

(footnotes continued from previous page)
(2)	In 2004, $47 million related to additional probable insurance recoveries identified in the second quarter of 2004 based on our ongoing evaluation of the enforceability of our rights under the various insurance policies. In 2003, $155 million related to additional probable insurance recoveries recognized in connection with the accrual for asbestos liabilities recorded upon the termination of the transaction to sell our Friction Materials business.

      NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2005	2004

Other current assets	$171	$150
Insurance recoveries for asbestos related liabilities	1,302	1,412

	$1,473	$1,562

Accrued liabilities	$520	$744
Asbestos related liabilities	1,549	2,006

	$2,069	$2,750

      We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty as to whether proposed legislation will be adopted and as to the terms of any adopted legislation, it is not possible at this point in time to determine what impact such legislation would have on our asbestos liabilities and related insurance recoveries.

Other Matters

      Breed Technologies Inc. v. AlliedSignal—The plaintiff alleges fraud in connection with AlliedSignal's (a predecessor to the Company) October 1997 sale of its safety restraints business to Breed and seeks compensatory damages of up to $375 million and punitive damages. The trial commenced in January 2006 in Florida state court. We believe plaintiff's claims are without merit and expect to prevail in this matter. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable and have not recorded a provision for this matter in our financial statements. Given the uncertainty inherent in litigation, it is not possible to estimate the range of possible loss that might result from an adverse resolution of this matter.

      Allen, et. al. v. Honeywell Retirement Earnings Plan—This represents a purported class action lawsuit in which plaintiffs seek unspecified damages relating to allegations that, among other things, Honeywell impermissibly reduced the pension benefits of employees of Garrett Corporation (a predecessor entity) when the plan was amended in 1983 and failed to calculate certain benefits in accordance with the terms of the plan. In the third quarter of 2005, the U.S. District Court for the District of Arizona ruled in favor of the plaintiffs on these claims and in favor of Honeywell on virtually all other claims. We strongly disagree with, and intend to appeal, the Court's adverse ruling. No class has yet been certified by the Court in this matter. In light of the merits of our arguments on appeal and substantial affirmative defenses which have not yet been considered by the Court, we continue to expect to prevail in this matter. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable and have not recorded a provision for this matter in our financial statements. Given the uncertainty inherent in litigation, it is not possible to estimate the range of possible loss that might result from an adverse resolution of this matter.

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

      Warranties and Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2005:

Maximum Potential Future Payments

Operating lease residual values	$37
Other third parties' financing	11
Unconsolidated affiliates' financing	25
Customer financing	34

$107

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Beginning of year	$299	$275	$217
Accruals for warranties/guarantees issued during the year	203	236	215
Adjustment of pre-existing warranties/guarantees	17	1	35
Settlement of warranty/guarantee claims	(172)	(213)	(192)

End of year	$347	$299	$275

      Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2005	2004

Accrued liabilities	$322	$270
Other liabilities	25	29

	$347	$299

Note 22—Pension and Other Postretirement Benefits

      We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit pension plans. U.S. defined benefit pension plans comprise 79 percent of our projected benefit obligation. Non-U.S. employees, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Non-U.S. defined benefit pension plans comprise 21 percent of our projected benefit obligation.

      We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage to eligible retirees. Our retiree medical plans mainly cover U.S. employees who retire with pension eligibility for hospital, professional and other medical services. All non-union hourly and salaried employees joining Honeywell after January 1, 2000 are not eligible to participate in our retiree medical and life insurance plans. Most of the U.S. retiree medical plans require deductibles and copayments, and virtually all are integrated with Medicare. Retiree contributions are generally required based on coverage type, plan and Medicare eligibility. Honeywell has limited its subsidy of its retiree medical plans to a fixed-dollar amount for substantially all future retirees and for almost half of its current retirees. This cap of retiree medical benefits under our plans limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans at December 31, 2005 and 2004. We use a December 31 measurement date for the majority of our pension and postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$13,587	$12,993	$2,353	$2,421
Service cost	236	222	17	17
Interest cost	815	755	120	138
Plan amendments	(2)	1	(20)	(19)
Actuarial losses	685	361	(74)	3
Acquisitions (divestitures)	1,940	(9)	121	—
Benefits paid	(965)	(905)	(199)	(207)
Settlements and curtailments	(1)	1	—	—
Other	(127)	168	—	—

Benefit obligation at end of year	16,168	13,587	2,318	2,353

Change in plan assets:
Fair value of plan assets at beginning of year	13,070	12,265	—	—
Actual return on plan assets	1,229	1,461	—	—
Company contributions	105	111	—	—
Acquisitions (divestitures)	1,317	(9)	—	—
Benefits paid	(965)	(905)	—	—
Other	(103)	147	—	—

Fair value of plan assets at end of year	14,653	13,070	—	—

Funded status of plans	(1,515)	(517)	(2,318)	(2,353)
Unrecognized net obligation at transition	9	11	—	—
Unrecognized net loss	3,444	3,245	552	679
Unrecognized prior service cost (credit)	119	151	(175)	(196)

Net amount recognized	$2,057	$2,890	$(1,941)	$(1,870)

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost	$2,716	$2,985	$—	$—
Intangible asset(1)	79	88	—	—
Accrued liabilities	—	—	(197)	(197)
Postretirement benefit obligations other than pensions(2)	—	—	(1,744)	(1,673)
Accrued benefit liability(3)	(767)	(225)	—	—
Additional minimum liability(3)	(518)	(462)	—	—
Accumulated other nonowner changes	547	504	—	—

Net amount recognized	$2,057	$2,890	$(1,941)	$(1,870)

(1)	Included in Other Assets—Non-Current on Consolidated Balance Sheet.

(2)	Excludes Non-U.S. plans of $42 and $40 million in 2005 and 2004, respectively.

(3)	Included in Other Liabilities—Non-Current on Consolidated Balance Sheet.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      The accumulated benefit obligation for our defined benefit pension plans was $15,420 and $12,996 million at December 31, 2005 and 2004, respectively.

      Net periodic pension and other postretirement benefit costs for our significant plans include the following components:

	Pension Benefits
	Years Ended December 31,
	2005	2004	2003

Service cost	$236	$222	$201
Interest cost	815	755	757
Expected return on plan assets	(1,104)	(1,042)	(1,030)
Amortization of transition asset	—	—	(7)
Amortization of prior service cost	30	38	37
Recognition of actuarial losses	392	413	178

Net periodic benefit cost	$369	$386	$136

	Other Postretirement Benefits
	Years Ended December 31,
	2005	2004	2003

Service cost	$17	$17	$17
Interest cost	120	138	145
Expected return on plan assets	—	—	—
Amortization of prior service (credit)	(39)	(37)	(30)
Recognition of actuarial losses	63	101	62

Net periodic benefit cost	$161	$219	$194

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      Major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our U.S. benefit plans are presented in the following table. For non-U.S. benefit plans, no one of which was material, assumptions reflect economic assumptions applicable to each country.

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003

Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.75%	5.875%	6.00%	5.50%	5.50%	6.00%
Expected annual rate of compensation increase	4.00%	4.00%	4.00%	—	—	—
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.875%	6.00%	6.75%	5.50%	6.00%	6.75%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	—	—	—
Expected annual rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

      To select a discount rate for our retirement benefit plans, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of double A rated fixed-income debt instruments. We use the average yield of this hypothetical portfolio as a discount rate benchmark. The discount rate used to determine the other postretirement benefit obligation is lower due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.

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

      For our U.S. benefit plans, unrecognized losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over a six-year period.

      Mortality assumptions for our U.S. benefit plans were updated as of December 31, 2005 using the RP2000 Mortality table for all participants.

Pension Benefits

      Pension plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	December 31,
	2005	2004

Projected benefit obligation	$2,746	$1,801
Accumulated benefit obligation	2,541	1,720
Fair value of plan assets	1,511	950

      Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (SFAS No. 87) requires recognition of an additional minimum pension liability if the fair value of plan assets is

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

less than the accumulated benefit obligation at the end of the plan year. In 2005, we recorded a non-cash adjustment to equity through accumulated other nonowner changes of $16 million ($26 million on a pretax basis) which increased the minimum pension liability. In 2004, we recorded a non-cash adjustment to equity through accumulated other nonowner changes of $15 million ($19 million on a pretax basis) which increased the additional minimum pension liability. In 2003, we recorded a non-cash adjustment to equity through accumulated other nonowner changes of $369 million ($604 million on a pretax basis) to reduce the additional minimum pension liability by $304 million and reinstate a portion of the pension assets ($300 million) written off in the prior year's minimum pension liability adjustment. This 2003 adjustment resulted from an increase in our pension assets in 2003 due to the improvement in equity markets and our contribution of $670 million to our U.S. plans.

      Our U.S. pension plans assets were $12.0 and $11.5 billion and our non-U.S. pension plans assets were $2.6 and $1.6 billion at December 31, 2005 and 2004, respectively. Our asset allocation and target allocation for our pension plans assets are as follows:

	Percentage of Plans Assets at December 31,		Long-term Target Allocation
Asset Category	2005	2004

Equity securities	63%	61%	40-65%
Debt securities, including cash	31	33	30-45
Real estate	4	4	2-8
Other	2	2	2-6

	100%	100%

      Equity securities include Honeywell common stock of $2 and $214 million at December 31, 2005 and 2004, respectively. An independent fiduciary holds and makes all investment decisions with respect to the Honeywell common stock.

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

      Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2004 and 2003, we made voluntary contributions of $40 and $670 million, respectively, to our U.S. defined benefit pension plans to improve the funded status of our plans. Assuming that actual plan asset returns are consistent with our expected rate of 9 percent in 2006 and beyond, and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans for the foreseeable future. We expect to make voluntary contributions of approximately $45 million in cash in 2006 to certain of our U.S. plans for government contracting purposes. We also expect to contribute approximately $150 million in cash in 2006 to our non-U.S. defined benefit pension plans primarily related to funding requirements of recently acquired companies. These contributions do not reflect benefits to be paid directly from Company assets.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2006	$998
2007	996
2008	1,003
2009	1,014
2010	1,025
2011-2015	5,407

Other Postretirement Benefits

      Effective December 31, 2004, we adopted FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2). FSP No. 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The enactment of the Act did not have a material impact on our accumulated postretirement benefit obligation as December 31, 2004. The impact of the Act reduced other postretirement benefits expense by approximately $45 million in 2005. This decrease in other postretirement benefits expense resulted from lower amortization of actuarial losses of approximately $33 million due to the effect of the actuarial gain experienced from the impact of the Act and from lower interest cost of approximately $12 million.

	December 31,
	2005	2004

Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	2010	2010

      The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease

Effect on total of service and interest cost components	$7	$(7)
Effect on postretirement benefit obligation	$116	$(105)

      Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy

2006	$205	$186
2007	207	188
2008	210	190
2009	208	187
2010	203	182
2011-2015	950	865

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      Employee Savings Plans—We sponsor employee savings plans under which we match, in the form of our common stock, savings plan contributions for certain eligible U.S. employees. Shares issued under the stock match plans were 4.1, 4.3 and 6.5 million at a cost of $153, $151 and $173 million in 2005, 2004 and 2003, respectively.

Note 23—Segment Financial Data

      We globally manage our business operations through four reportable segments serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, automotive products and chemicals. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Our four reportable segments are as follows:

•	Aerospace is organized by customer end-market (Air Transport and Regional, Business and General Aviation and Defense and Space) and provides products and services which include auxiliary power units; propulsion engines; environmental control systems; engine controls; repair and overhaul services; hardware; logistics; electric power systems; flight safety, communications, navigation, radar and surveillance systems; aircraft and airport lighting; management and technical services; advanced systems and instruments; and aircraft wheels and brakes.

•	Automation and Control Solutions includes Products (controls for heating, cooling, indoor air quality, ventilation, humidification and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; access control; video surveillance; and remote patient monitoring systems); Building Solutions (installs, maintains and upgrades systems that keep buildings safe, comfortable and productive); and Process Solutions (provides a full range of automation and control solutions for industrial plants, offering advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings).

•	Specialty Materials includes fluorocarbons, specialty films, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, and catalysts and adsorbents.

•	Transportation Systems includes Honeywell Turbo Technologies (turbochargers and charge-air and thermal systems); and the Consumer Products Group (car care products including anti-freeze, filters, spark plugs, and cleaners, waxes and additives; and brake hard parts and other friction materials).

      The accounting policies of the segments are the same as those described in Note 1. Honeywell's senior management evaluates segment performance based on segment profit. Segment profit is business unit income (loss) before taxes excluding general corporate unallocated expenses, gains (losses) on sales of non-strategic businesses, equity income (loss), other income (expense), interest and other financial charges, pension and other postretirement benefits (expense) and repositioning and other charges and accounting changes. In 2003, Honeywell changed its definition of segment profit to exclude pension and other postretirement benefits (expense). Pension and other postretirement benefits (expense) is significantly impacted by external factors such as investment returns, interest rates and other actuarial assumptions that Honeywell does not consider indicative of the underlying business segment operating performance under the control of business unit management. Intersegment sales approximate market and are not significant. Reportable segment data follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Net sales
Aerospace	$10,497	$9,748	$8,813
Automation and Control Solutions	9,416	8,031	7,464
Specialty Materials	3,234	3,497	3,169
Transportation Systems	4,505	4,323	3,650
Corporate	1	2	7

	$27,653	$25,601	$23,103

Depreciation and amortization
Aerospace	$232	$235	$256
Automation and Control Solutions	202	159	168
Specialty Materials	137	141	133
Transportation Systems	93	80	80
Corporate	33	35	24

	$697	$650	$661

Segment profit
Aerospace	$1,703	$1,479	$1,221
Automation and Control Solutions	1,065	894	843
Specialty Materials	257	184	136
Transportation Systems	557	575	461
Corporate	(173)	(158)	(142)

	$3,409	$2,974	$2,519

Capital expenditures
Aerospace	$178	$168	$218
Automation and Control Solutions	136	106	100
Specialty Materials	155	156	144
Transportation Systems	143	137	108
Corporate	72	62	85

	$684	$629	$655

	December 31,
	2005	2004	2003

Total assets
Aerospace	$8,357	$8,441	$7,792
Automation and Control Solutions	10,080	8,128	7,590
Specialty Materials	4,732	3,239	3,239
Transportation Systems	2,880	3,131	2,612
Corporate	6,245	8,123	8,081

	$32,294	$31,062	$29,314

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

      A reconciliation of segment profit to consolidated income from continuing operations before taxes is as follows:

	Years Ended December 31,
	2005	2004	2003

Segment profit	$3,409	$2,974	$2,519
Gain on sale of non-strategic businesses	36	255	38
Asbestos related litigation charges, net of insurance	(10)	(76)	—
Business impairment charges	(23)	(42)	—
Repositioning and other charges(1)	(367)	(646)	(276)
Pension and other postretirement benefits (expense)(1)	(561)	(628)	(325)
Equity in income of affiliated companies	134	82	38
Other income (expense)	61	92	(19)
Interest and other financial charges	(356)	(331)	(335)

Income from continuing operations before taxes	$2,323	$1,680	$1,640

(1)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 24—Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003

United States	$17,957	$16,633	$15,178	$11,645	$9,083	$8,963
Europe	6,552	6,097	5,433	1,958	2,044	1,833
Other International	3,144	2,871	2,492	691	458	386

	$27,653	$25,601	$23,103	$14,294	$11,585	$11,182

(1)	Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $2,780, $2,399 and $2,246 million in 2005, 2004 and 2003, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

Note 25—Supplemental Cash Flow Information

	Years Ended December 31,
	2005	2004	2003

Interest paid, net of amounts capitalized	$397	$330	$367
Income taxes paid, net of refunds	235	178	31
Non-cash investing and financing activities:
Common stock contributed to U.S. savings plans	153	151	173
Debt assumed in the purchase of leased assets	—	—	267

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 26—Unaudited Quarterly Financial Information

	2005					2004
	Mar. 31(1)(2)	June 30(3)(4)	Sept. 30(5)(6)	Dec. 31(7)(8)	Year	Mar. 31(9)(10)	June 30(11)(12)	Sept. 30(13)(14)(15)	Dec. 31(16)(17)	Year

Net sales	$6,453	$7,026	$6,899	$7,275	$27,653	$6,178	$6,388	$6,395	$6,640	$25,601
Gross profit	1,402	1,530	1,644	1,612	6,188	1,259	1,209	1,332	1,216	5,016
Income from continuing operations	359	278	433	511	1,581	295	361	372	253	1,281
Income from discontinued operations	—	28	37	30	95	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	(21)	(21)	—	—	—	—	—
Net income	359	306	470	520	1,655	295	361	372	253	1,281
Earnings per share—basic:
Income from continuing operations	.42	.33	.51	.61	1.87	.34	.42	.43	.30	1.49
Income from discontinued operations	—	.03	.04	.04	.11	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	(.03)	(.03)	—	—	—	—	—
Net income	.42	.36	.55	.62	1.95	.34	.42	.43	.30	1.49
Earnings per share— assuming dilution:
Income from continuing operations	.42	.33	.51	.61	1.86	.34	.42	.43	.30	1.49
Income from discontinued operations	—	.03	.04	.04	.11	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	(.03)	(.03)	—	—	—	—	—
Net income	.42	.36	.55	.62	1.94	.34	.42	.43	.30	1.49
Dividends paid	.20625	.20625	.20625	.20625	.8250	.1875	.1875	.1875	.1875	.75
Market price(18)
High	39.30	38.12	39.29	37.96	39.30	37.43	37.51	38.11	36.76	38.11
Low	34.00	35.17	35.41	33.21	33.21	31.75	32.60	34.58	32.23	31.75

(1)	Includes a $99 million provision for environmental, litigation and net repositioning charges. Total after-tax charge was $70 million, or $0.08 per share. The total pretax charge included in gross profit was $68 million.
(2)	Includes an after-tax gain of $5 million, or $0.01 per share for a post-closing adjustment related to the sale of our Security Monitoring business which was sold in the prior year.
(3)	Includes a $123 million provision for environmental, litigation, net repositioning and other charges. Total after-tax charge was $96 million, or $0.11 per share. The total pretax charge included in gross profit was $117 million.
(4)	Includes an after-tax gain of $39 million, or $0.05 per share on the sale of our Industrial Wax business and for a post-closing adjustment on the sale of our Performance Fibers business which was sold in the prior year. Also includes a tax provision of $155 million, or $0.18 per share for repatriation of foreign earnings.
(5)	Includes a $110 million provision for environmental, litigation, net repositioning and other charges. Total after-tax charge was $76 million, or $0.09 per share. The total pretax charge included in gross profit was $24 million.
(6)	Includes an after-tax gain of $13 million, or $0.02 per share, for post-closing adjustments related to businesses sold in the prior year.

(footnotes continued on next page)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

(footnotes continued from previous page)
(7)	Includes a $65 million provision for environmental, litigation, net repositioning and other charges (credits). Total after-tax charge was $54 million, or $0.06 per share. The total pretax charge included in gross profit was $115 million.
(8)	Includes an after-tax gain of $3 million, with no effect on earnings per share, related to the sale of our Nylon Carpet Fiber business and post-closing adjustments related to businesses sold in prior periods.
(9)	Includes a $56 million provision for environmental, litigation and net repositioning charges. Total after-tax charge was $35 million, or $0.04 per share. The total pretax charge included in gross profit was $41 million.
(10)	Includes an after-tax gain of $14 million, or $0.02 per share, on the sale of our VCSEL Optical Products business.
(11)	Includes a $242 million provision for environmental, litigation, business impairment, net repositioning and other charges. Total after-tax charge was $158 million, or $0.18 per share. The total pretax charge included in gross profit was $183 million.
(12)	Includes an after-tax gain of $130 million, or $0.15 per share, on the sale of our Security Monitoring business.
(13)	Includes a $101 million provision for environmental, litigation and net repositioning charges. Total after-tax charge was $56 million, or $0.06 per share. The total pretax charge included in gross profit was $76 million.
(14)	Includes an after-tax gain of $3 million, with no effect on earnings per share, for post-closing adjustments related to businesses sold in prior periods.
(15)	Includes an after-tax gain of $17 million, or $0.02 per share, related to the settlement of a patent infringement lawsuit.
(16)	Includes a $376 million provision for environmental, litigation, business impairment, net repositioning and other charges. Total after-tax charge was $227 million, or $0.26 per share. The total pretax charge included in gross profit was $321 million.
(17)	Includes an after-tax loss of $3 million, with no effect on earnings per share, on the sale of our Performance Fibers business and for post-closing adjustments related to businesses sold in prior periods.
(18)	From composite tape–stock is primarily traded on the New York Stock Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
HONEYWELL INTERNATIONAL INC.:

      We have completed integrated audits of Honeywell International Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” for the year ended December 31, 2005, and FASB Statement No. 143, “Accounting for Asset Retirement Obligations” for the year ended December 31, 2003.

Internal control over financial reporting

      Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 1, 2006

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

      Management assessed the effectiveness of Honeywell's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2005.

      Management's assessment of the effectiveness of Honeywell's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accouting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.    Other Information

      Not Applicable.

Part III.

Item 10.    Directors and Executive Officers of the Registrant

      Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2005, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

      The members of the Audit Committee of our Board of Directors are: Russell E. Palmer (Chair), D. Scott Davis, James J. Howard, Eric K. Shinseki, John R. Stafford, and Michael W. Wright. The Board has determined that Mr. Palmer satisfies the “audit committee financial expert” criteria established by the SEC and the “accounting or related financial management expertise” criteria established by the NYSE. All members of the Audit Committee are “independent” as that term is defined in applicable SEC Rules and NYSE listing standards.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

      Information relating to security ownership of certain beneficial owners and management, equity compensation plans and related stockholder matters is contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

      Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

      Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2005 and 2004 and our Audit Committee's pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Part IV.

Item 15.    Exhibits and Financial Statement Schedules

(a)(2.) Consolidated Financial Statement Schedules:	Page Number in Form 10-K

Schedule II—Valuation and Qualifying Accounts	102

      All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits

      See the Exhibit Index on pages 99 through 101 of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.
March 1, 2006	By:	/s/ THOMAS A. SZLOSEK Thomas A. Szlosek Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name		Name
         *
      David M. Cote
      Chairman of the Board,
      Chief Executive Officer
      and Director
         *
      Gordon M. Bethune
      Director
         *
      D. Scott Davis
      Director
         *
      Jaime Chico Pardo
      Director
         *
      Clive R. Hollick
      Director
         *
      James J. Howard
      Director
         /s/ DAVID J. ANDERSON
      David J. Anderson
      Senior Vice President and
      Chief Financial Officer
      (Principal Financial Officer)
*
      Bruce Karatz
      Director
         *
      Russell E. Palmer
      Director
         *
      Ivan G. Seidenberg
      Director
         *
      Bradley T. Sheares, Ph.D.
      Director
         *
      Eric K. Shinseki
      Director
         *
      John R. Stafford
      Director
         *
      Michael W. Wright
      Director
         /s/ THOMAS A. SZLOSEK
      Thomas A. Szlosek
      Vice President and Controller
(Principal Accounting Officer)
*By:	/s/ DAVID J. ANDERSON (David J. Anderson Attorney-in-fact)

March 1, 2006

EXHIBIT INDEX

Exhibit No. Description
2		Omitted (Inapplicable)
3	(i)	Restated Certificate of Incorporation of Honeywell International Inc., as amended April 25, 2005 (filed herewith)
3	(ii)	By-laws of Honeywell, as amended April 25, 2005 (filed herewith)
4		Honeywell International Inc. is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Honeywell and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Honeywell agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.
9		Omitted (Inapplicable)
10	.1*	2003 Stock Incentive Plan of Honeywell International Inc., and its Affiliates (incorporated by reference to Honeywell's Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934 and amended by Exhibit 10.1 to Honeywell's Form 8-K filed December 21, 2004)
10	.2*	Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell's Form 10-Q for quarter ended June 30, 2003, amended by Exhibit 10.1 to Honeywell's Form 8-K filed December 21, 2004 and by the attached amendment (filed herewith)
10.	3*	Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell's Form 10-Q for the quarter ended June 30, 2003)
10.	4*	1985 Stock Plan for Employees of AlliedSignal Inc. and its Subsidiaries, as amended (incorporated by reference to Exhibit 19.3 to Honeywell's Form 10-Q for the quarter ended September 30, 1991)
10.	5*	AlliedSignal, Inc. Incentive Compensation Plan for Executive Employees, as amended (incorporated by reference to Exhibit B to Honeywell's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934 , and amended by Exhibit 10.5 to Honeywell's Form 10-Q for the quarter ended June 30, 1999)
10.	6*	Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell's Form 10-Q for the quarter ended September 30, 2005)
10.	7*	Honeywell International Inc. Severance Plan for Senior Executives, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell's Form 10-K for the year ended December 31, 2003, and amended by Exhibit 10.7 to Honeywell's Form 10-Q for the quarter ended June 30, 2004)
10.	8*	Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc., and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell's Form 10-Q for the quarter ended September 30, 2005)

Exhibit No. Description
10.	9*	1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates, as amended (incorporated by reference to Exhibit A to Honeywell's Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934, and amended by Exhibit 10.1 to Honeywell's Form 8-K filed December 21, 2004)
10.	10	Five-Year $1 Billion Credit Agreement dated as of October 22, 2004 among Honeywell, the initial lenders named therein, Citicorp USA, Inc., as administrative agent, JPMorgan Chase Bank, as syndication agent, and Bank of America, N.A., Barclays Bank plc, Deutsche Bank AG, New York branch, and UBS Securities LLC as documentation agents and CitiGroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.10 to Honeywell's Form 10-K filed for the year ended December 31, 2004)
10.	11	Five-Year $1.3 Billion Credit Agreement dated as of November 26, 2003 among Honeywell, the initial lenders named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, as syndication agent, and Deutsche Bank AG, New York Branch, Bank of America, N.A., UBS Securities LLC, and Barclays Bank PLC, as documentation agents, and CitiGroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.11 to Honeywell's Form 10-K for the year ended December 31, 2003)
10.	12*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell's Form 10-K for the year ended December 31, 2000, and amended by Exhibit 10.1 to Honeywell's Form 8-K filed December 21, 2004)
10.	13*	Employment Separation Agreement and Release between J. Kevin Gilligan and Honeywell International Inc. dated February 10, 2004 (incorporated by reference to Honeywell's Form 10-K for year ended December 31, 2003)
10.	14*	Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above (incorporated by reference to Exhibit 10.14 to Honeywell's Form 10-Q for the quarter ended June 30, 2004, and amended by Exhibit 10.1 to Honeywell's Form 8-K filed December 21, 2004)
10.	15*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Honeywell's Form 10-Q for the quarter ended June 30, 2004, and amended by Exhibit 10.1 to Honeywell's Form 8-K filed December 21, 2004)
10.	16*	Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell's Form 10-Q for the quarter ended June 30, 2003)
10.	17*	Employment Separation Agreement and Release between Richard F. Wallman and Honeywell International Inc. dated July 17, 2003 (incorporated by reference to Exhibit 10.2 to Honeywell's Form 10-Q for the quarter ended September 30, 2003)
10.	18*	Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.19 to Honeywell's Form 10-K for the year ended December 31, 2002)

Exhibit No. Description
10.	19*	Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell's Form 8-K filed March 4, 2002)
10.	20*	2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Award Agreement (incorporated by reference to Exhibit 10.1 to Honeywell's Form 8-K filed on February 7, 2005)
10.	21*	2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Restricted Unit Agreement (filed herewith)
10.	22*	2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Growth Plan Agreement (filed herewith)
10.	23*	Stock Plan For Non-Employee Directors of Honeywell International Inc. Option Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2005.)
10.	24	364-Day $240 Million Credit Agreement dated as of September 9, 2005 among Honeywell, Honeywell AsCa Inc., Honeywell Limited/Honeywell Limitee, and Honeywell Aerospatiale Inc. as borrowers, and the initial lenders named therein, Citibank, N.A., Canadian branch as administrative agent and Citigroup Global Markets Inc. and Royal Bank of Canada as joint lead arrangers and co-book managers (filed herewith)
10.	25	Purchase and Sale Agreement between Catalysts, Adsorbents and Process Systems, Inc., and Honeywell Specialty Materials, LLC, dated September 30, 2005 (incorporated by reference to Exhibit 10.23 to Honeywell's Form 10-Q for the quarter ended September 30, 2005)
10.	26	Stock Purchase Agreement by and between Honeywell International Inc. and M&F Worldwide Corp. (incorporated by reference to Exhibit 2.1 to Honeywell's Form 8-K filed November 1, 2005.)
11		Omitted (Inapplicable)
12		Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)
16		Omitted (Inapplicable)
18		Omitted (Inapplicable)
21		Subsidiaries of the Registrant (filed herewith)
22		Omitted (Inapplicable)
23		Consent of PricewaterhouseCoopers LLP (filed herewith)
24		Powers of Attorney (filed herewith)
31.	1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.	2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.	1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.	2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99		Omitted (Inapplicable)

      The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

HONEYWELL INTERNATIONAL INC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2005
(In millions)

Allowance for Doubtful Accounts:
Balance December 31, 2002	$147
Provision charged to income	72
Deductions from reserves(1)	(69)

Balance December 31, 2003	150
Provision charged to income	100
Deductions from reserves(1)	(113)

Balance December 31, 2004	137
Provision charged to income	83
Deductions from reserves(1)	(71)
Acquisitions	30

Balance December 31, 2005	$179

(1)	Represents uncollectible accounts written off, less recoveries, translation adjustments and reserves acquired.

Deferred Tax Assets—Valuation Allowance
Balance December 31, 2002	$191
Additions charged to income tax expense	147
Reductions credited to income tax expense	(39)

Balance December 31, 2003	299
Additions charged to income tax expense	145
Reductions credited to income tax expense	(108)
Additions charged to goodwill, due to acquisitions	2

Balance December 31, 2004	338
Additions charged to income tax expense	46
Reductions credited to income tax expense	(126)
Additions charged to goodwill, due to acquisitions	219

Balance December 31, 2005	$477