Form 10-Q
period 2006-03-31
HONEYWELL INTERNATIONAL INC
filed 2006-04-24
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-8974

Honeywell International Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2640650

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Columbia Road Morris Township, New Jersey	07962

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

There were 827,937,966 shares of Common Stock outstanding at March 31, 2006.

Honeywell International Inc.
Index

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

          This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2005.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2006 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2005. In this form 10-Q for the period ended March 31, 2006, we have presented our previously reported financial information as if the new accounting policy for Aerospace sales incentives, adopted effective the first quarter of 2006, had been in place during all periods presented. The impact of this change in policy is discussed in Note 3, Accounting Policy Change for Aerospace Sales Incentives.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,

	2006	2005

	(Dollars in millions, except per share amounts)
		As adjusted
Product sales	$5,806	$5,184
Service sales	1,435	1,265

	7,241	6,449

Costs, expenses and other
Cost of products sold	4,566	4,166
Cost of services sold	1,034	916
Selling, general and administrative expenses	1,002	854
(Gain) loss on sale of non-strategic businesses	—	(8)
Equity in (income) loss of affiliated companies	2	(31)
Other (income) expense	(27)	(24)
Interest and other financial charges	89	91

	6,666	5,964

Income from continuing operations before taxes	575	485
Tax expense	144	127

Income from continuing operations	431	358
Income from discontinued operations, net of taxes	5	—

Net income	$436	$358

Earnings per share of common stock – basic:
Income from continuing operations	$0.51	$0.42
Income from discontinued operations	0.01	—

Net income	$0.52	$0.42

Earnings per share of common stock – assuming dilution:
Income from continuing operations	$0.51	$0.42
Income from discontinued operations	0.01	—

Net income	$0.52	$0.42

Cash dividends per share of common stock	$0.226875	$0.20625

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc
Consolidated Balance Sheet
(Unaudited)

	March 31, 2006	December 31, 2005

	(Dollars in millions)
		As adjusted
ASSETS
Current assets:
Cash and cash equivalents	$1,442	$1,234
Accounts, notes and other receivables	5,175	5,017
Inventories	3,630	3,401
Deferred income taxes	1,200	1,243
Other current assets	557	542
Assets held for disposal	174	525

Total current assets	12,178	11,962

Investments and long-term receivables	348	370
Property, plant and equipment – net	4,633	4,658
Goodwill	8,123	7,660
Other intangible assets – net	1,301	1,173
Insurance recoveries for asbestos related liabilities	1,191	1,302
Deferred income taxes	746	730
Prepaid pension benefit cost	2,679	2,716
Other assets	1,007	1,062

Total assets	$32,206	$31,633

LIABILITIES
Current liabilities:
Accounts payable	$3,056	$2,886
Due to First Technology plc shareowners	454	—
Short-term borrowings	103	275
Commercial paper	117	754
Current maturities of long-term debt	1,120	995
Accrued liabilities	5,039	5,359
Liabilities related to assets held for disposal	16	161

Total current liabilities	9,905	10,430

Long-term debt	3,964	3,082
Deferred income taxes	376	334
Postretirement benefit obligations other than pensions	1,777	1,786
Asbestos related liabilities	1,558	1,549
Other liabilities	3,713	3,690

SHAREOWNERS’ EQUITY
Capital – common stock issued	958	958
– additional paid-in capital	3,700	3,626
Common stock held in treasury, at cost	(5,163)	(5,027)
Accumulated other comprehensive loss	(59)	(25)
Retained earnings	11,477	11,230

Total shareowners’ equity	10,913	10,762

Total liabilities and shareowners’ equity	$32,206	$31,633

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2006	2005

	(Dollars in millions)
		As adjusted
Cash flows from operating activities:
Net income	$436	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	158
Repositioning and other charges	130	99
Severance and exit cost payments	(62)	(32)
Environmental payments	(41)	(43)
Asbestos related liability payments	(25)	(92)
Stock option expense	25	—
Pension and other postretirement expense	126	137
Postretirement benefit payments	(53)	(42)
Pension contribution – Novar	(62)	—
Proceeds from sale of insurance receivable	100	—
Insurance receipts for asbestos related liabilities	35	9
Undistributed earnings of equity affiliates	2	(23)
(Gain) loss on sale of non-strategic assets and businesses	(16)	(8)
Deferred income taxes	56	3
Other	(43)	4
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(147)	(9)
Inventories	(183)	(85)
Other current assets	(11)	44
Accounts payable	10	(13)
Accrued liabilities	(226)	(136)

Net cash provided by operating activities	239	329

Cash flows from investing activities:
Expenditures for property, plant and equipment	(122)	(135)
Proceeds from disposals of property, plant and equipment	37	1
Proceeds from investments	—	285
Cash paid for acquisitions, net of cash acquired	(56)	83
Proceeds from sales of businesses, net of fees paid	475	(5)

Net cash provided by investing activities	334	229

Cash flows from financing activities:
Net (decrease) increase in commercial paper	(637)	120
Net (decrease) in short-term borrowings	(180)	(2)
Payment of debt assumed with First Technology acquisition	(209)	—
Proceeds from issuance of common stock	174	67
Proceeds from issuance of long-term debt	1,239	—
Payments of long-term debt	(237)	(10)
Repurchases of common stock	(325)	—
Cash dividends on common stock	(189)	(176)

Net cash (used for) financing activities	(364)	(1)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(47)

Net increase in cash and cash equivalents	208	510
Cash and cash equivalents at beginning of year	1,234	3,586

Cash and cash equivalents at end of period	$1,442	$4,096

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2006.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three-month periods ended March 31, 2006 and 2005 were April 1, 2006 and April 2, 2005, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading “Investor Relations”.

          The financial information for the three months ended March 31, 2006 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for 2005. In this form 10-Q for the period ended March 31, 2006, we have presented our previously reported financial information as if the new accounting policy for Aerospace sales incentives, adopted effective the first quarter of 2006, had been in place during all periods presented. The impact of this change in policy is discussed in Note 3, Accounting Policy Change for Aerospace Sales Incentives.

NOTE 2. Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151) which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of this Standard did not have a material effect on our consolidated financial statements.

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the adoption date of SFAS No. 123R was delayed to financial statements issued for the first annual period beginning after June 15,

2005. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 12 “Stock-based Compensation Plans”.

          In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections.” This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase (such as FAS No.123R, stock-based payments) as of the effective date of SFAS No. 154. The adoption of this accounting pronouncement has resulted in presenting our previously reported financial information as if the new accounting policy for Aerospace Sales Incentives had been in place during all periods presented in this report. The impact of this change in policy is discussed in Note 3, Accounting Policy Change for Aerospace Sales Incentives.

NOTE 3. Accounting Policy Change for Aerospace Sales Incentives

          Effective the first quarter of 2006, the Company changed its accounting policy (“new policy”) for Aerospace sales incentives. The Company provides sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of our aircraft wheel and braking system hardware and auxiliary power units for installation on commercial aircraft. These incentives principally consist of free or deeply discounted products but also include credits for future purchases of product and upfront cash payments. Historically these incentives were capitalized and amortized on a straight-line basis over their useful economic life. Under the new policy these costs are recognized as provided. For aircraft manufacturers, incentives are recorded when the products are delivered; for airlines, incentives are recorded when the associated aircraft are delivered by the aircraft manufacturer to the airline. While the historical policy of capitalizing and amortizing such costs was considered acceptable, the Company believes that the new policy is preferable as it will improve decision-making and internal controls for Aerospace sales incentives.

          SFAS No. 154, “Accounting Changes and Error Corrections” requires that the Company report this change in accounting policy through retrospective application of the new policy to all prior periods presented. Accordingly we have adjusted our previously reported financial information for all periods presented. The following summarizes the impact of these adjustments on previously reported financial statements.

Statement of Operations
Three months ended March 31, 2005

	As previously reported	As adjusted	Effect of change

Product sales	$5,188	$5,184	$(4)
Cost of products sold	$4,169	$4,166	$(3)

Income from continuing operations before taxes	$486	$485	$(1)
Tax expense	$127	$127	$—
Net income	$359	$358	$(1)

Earnings per share (basic)	$0.42	$0.42	$—
Earnings per share (diluted)	$0.42	$0.42	$—

Balance Sheet
As at December 31, 2005

	As previously reported	As adjusted	Effect of change

Other intangible assets-net	$1,976	$1,173	$(803)
Deferred income taxes (asset)	$588	$730	$142
Total Assets	$32,294	$31,633	$(661)
Deferred income taxes (liability)	$503	$334	$(169)
Retained earnings	$11,722	$11,230	$(492)
Total shareowners equity	$11,254	$10,762	$(492)

NOTE 4. Acquisitions and Divestitures

          In February 2006, the Company completed the sale of Indalex Aluminum Solutions (Indalex) to an affiliate of the private investment firm Sun Capital Partners, Inc. for $425 million in cash. Indalex was part of the Novar acquisition and was considered a non-core business. Indalex had been classified as held for sale in the December 31, 2005 balance sheet and its results have been presented as discontinued operations for periods from the date of acquisition through the date of sale.

          In March 2006, the Company completed the acquisition of First Technology plc, a U.K publicly listed company. The aggregate value of the purchase price was approximately $715 million, including the assumption of approximately $217 million of outstanding debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $175 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. The excess of the purchase price over the estimated fair values of net assets acquired approximating $441 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. Approximately $454 million of the purchase price was unpaid at March 31, 2006, and is classified as a current liability which was paid to First Technology shareholders in April 2006. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through March 31, 2006 were not material to the financial statements.

          At March 31, 2006, the Company has included the assets and liabilities relating to the First Technology Safety & Analysis business (FTSA) as held for sale. Honeywell considers this business as non-strategic to its ongoing operations, and in March 2006 entered in to a definitive agreement to sell FTSA for $87 million. The Company expects the transaction to close during the first half of this year subject to regulatory review.

          In February 2006 the Company entered in to a definitive agreement to acquire Gardiner Groupe Europe. The Company anticipates completing the transaction in the second quarter of 2006.

          The Company is actively pursuing buyers for three small non-strategic manufacturing plants in our Specialty Materials segment, which have been classified as held for sale.

NOTE 5. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended March 31,

	2006	2005

Severance	$24	$28
Asset impairments	—	2
Exit costs	2	4
Reserve adjustments	(2)	(6)

Total net repositioning charge	24	28

Asbestos related litigation charges, net of insurance	28	34
Other probable and reasonably estimable environmental liabilities	62	39
Business impairment charges	9	—
Other	7	(2)

Total net repositioning and other charges (a)	$130	$99

(a)

In 2006, $130 million of these charges were recorded as costs of products and services sold, compared to $102 million in 2005. In 2005, a credit of $3 million was recorded in selling, general and administrative expenses.

          The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended March 31,

	2006	2005

Aerospace	$1	$2
Automation and Control Solutions	9	15
Specialty Materials	7	2
Transportation Systems	42	(10	)(a)
Corporate	71	90

	$130	$99

(a)	Amount includes a repositioning charge of $8 million and a net asbestos related credit of $18 million.

          In the first quarter of 2006, we recognized a repositioning charge of $26 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

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

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2005	$168	$—	$14	$182
2006 charges	24	—	2	26
2006 usage	(58)	—	(4)	(62)
Adjustments	(1)	—	(1)	(2)

Balance at March 31, 2006	$133	$—	$11	$144

          In the first quarter of 2006, we recognized a charge of $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized asbestos related litigation charges, net of insurance, of $28 million which are discussed in detail in Note 16, Commitments and Contingencies. We recognized impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment. We also recognized other charges of $7 million related primarily to a property damage litigation matter in our Corporate reportable segment.

                    In the first quarter of 2005, we recognized a charge of $39 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized asbestos related litigation charges, net of insurance, of $34 million which are discussed in detail in Note 16, Commitments and Contingencies.

NOTE 6. Gain on Sale of Business

          In the first quarter of 2005, we recognized a pretax gain of $8 million (after-tax $5 million) for post-closing adjustments related to the sale of our Security Monitoring business in 2004.

NOTE 7. Earnings Per Share

          The details of the earnings per share calculations for the three-month periods ended March 31, 2006 and 2005 follow:

	Three Months Ended March 31,

	2006		2005

			As adjusted
	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Income from continuing operations	$431	$431	$358	$358
Income from discontinued operations, net of taxes	5	5	—	—

Net income	$436	$436	$358	$358

Average shares (in millions)
Average shares outstanding	830.0	830.0	852.5	852.5
Dilutive securities issuable in connection with stock plans	—	5.8	—	3.9

Total average shares outstanding	830.0	835.8	852.5	856.4

Earnings per share of common stock
Income from continuing operations	$0.51	$0.51	$0.42	$0.42
Income from discontinued operations, net of taxes	0.01	0.01	—	—

Net income	$0.52	$0.52	$0.42	$0.42

          The diluted earnings per share calculation excludes the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three-month periods ended March 31, 2006 and 2005, the number of stock options not included in the computations was 27.8 and 18.3 million, respectively. These stock options were outstanding at the end of each of the respective periods. In the first quarter of 2006, the adoption of SFAS No. 123R “Share Based Payment” resulted in a reduction in basic and diluted earnings per share of $0.02.

NOTE 8. Accounts, notes and other receivables

	March 31, 2006	December 31, 2005

Trade	$4,819	$4,623
Other	552	573

	5,371	5,196
Less – Allowance for doubtful accounts	(196)	(179)

	$5,175	$5,017

NOTE 9. Inventories

	March 31, 2006	December 31, 2005

Raw materials	$1,747	$1,438
Work in process	817	695
Finished products	1,233	1,427

	3,797	3,560
Less – Progress payments	(19)	(14)
- Reduction to LIFO cost basis	(148)	(145)

	$3,630	$3,401

NOTE 10. Goodwill and other intangibles - net

          The change in the carrying amount of goodwill for the three months ended March 31, 2006 by reportable segment is as follows:

	Dec. 31, 2005	Acquisitions	Divestitures	Currency Translation Adjustment	March 31, 2006

	As adjusted

Aerospace	$1,723	$—	$—	$(4)	$1,719
Automation and Control Solutions	4,333	439	—	(3)	4,769
Specialty Materials	1,066	39	—	—	1,105
Transportation Systems	538	—	—	(8)	530

	$7,660	$478	$—	$(15)	$8,123

          Intangible assets are comprised of:

	March 31, 2006			December 31, 2005 (as adjusted)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$903	(345)	558	$821	(329)	492
Customer relationships	332	(20)	312	260	(15)	245
Trademarks	100	(12)	88	79	(10)	69
Other	493	(252)	241	505	(245)	260

	1,828	(629)	1,199	1,665	(599)	1,066

Trademarks with indefinite lives	102	—	102	107	—	107

	$1,930	$(629)	$1,301	$1,772	$(599)	$1,173

          Amortization expense related to intangible assets for the three months ended March 31, 2006 and 2005 was $30 and $12 million, respectively. Amortization expense related to intangible assets for 2006 to 2010 is expected to approximate $120 million each year.

          We completed our annual impairment testing of goodwill and indefinite-lived intangible assets for our reporting units as of March 31, 2006 and determined that there was no impairment as of that date.

Note 11. Long-term Debt and Credit Agreements

	March 31, 2006	December 31, 2005

5.25% notes due December 2006	$334	$336
8-5/8% debentures due April 2006	100	100
5-1/8% notes due November 2006	275	500
7.0% notes due 2007	350	350
7-1/8% notes due 2008	200	200
6.20% notes due 2008	200	200
Floating rate notes due 2009	300	—
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	249	249
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.4% notes due 2016	400	—
Industrial development bond obligations, 3.25%-9.50% maturing at various dates through 2037	65	65
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.7% notes due 2036	550	—
Other (including capitalized leases), 0.53%-15.69%, maturing at various dates through 2020	194	210

	5,084	4,077
Less current portion	(1,120)	(995)

	$3,964	$3,082

The schedule of principal payments on long-term debt is as follows:

At March 31, 2006

2006	$756
2007	414
2008	412
2009	507
2010	1,130
Thereafter	1,865

$5,084

          In March 2006, the Company issued $300 million of floating rate (Libor + 6 bps) Senior Notes due 2009, $400 million 5.40% Senior Notes due 2016 and $550 million 5.70% Senior Notes due 2036 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,250 million, offset by $11 million in discount and closing costs relating to the offering.

          During the first quarter of 2006, the Company made a cash tender offer and repurchased $225 million of its $500 million 5.125% Notes due November 2006. The costs relating to the early redemption of the Notes, net of the impact from termination of related interest rate swaps was immaterial.

NOTE 12. Stock-Based Compensation Plans

          Honeywell has stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights,

restricted units and restricted stock to key employees. Under the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective on April 24, 2006, a maximum of 43 million shares of Honeywell common stock may be awarded. Honeywell expects that common stock awarded on an annual basis will be between 1.0 and 1.5 percent of total common stock outstanding. Following approval of the Plan on April 24, 2006, Honeywell will not grant any new awards under any previously existing stock-based compensation plans. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective April 24, 2006, 500,000 shares of Honeywell common stock may be awarded. The Directors Plan replaces the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units.

          The exercise price, term and other conditions applicable to each stock option granted under the stock plans are generally determined by the Management Development and Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The options generally become exercisable over a three-year period and expire after ten years.

          Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

          There was $25 million of compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) in the three months ended March 31, 2006. The associated future income tax benefit recognized was $10 million in the three months ended March 31, 2006.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on Honeywell stock. We used a Monte Carlo simulation model to derive an expected term. Such model uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

Three Months Ended March 31, 2006

Expected volatility	22.24%
Expected annual dividend yield	2.15%
Risk free rate of return	4.60%
Expected option term (years)	5.0

          Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

Three Months Ended March 31, 2005

Net income, as adjusted	$358
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(14)

Pro forma net income	$344

Earnings per share of common stock:
Basic - as adjusted	$0.42

Basic – pro forma	$0.40

Earnings per share of common stock:
Assuming dilution - as adjusted	$0.42

Assuming dilution - pro forma	$0.40

          The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Three Months Ended March 31, 2005

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$10.73

Assumptions:
Expected annual dividend yield	2.4%
Expected volatility	35.3%
Risk-free rate of return	3.7%
Expected option term (years)	5.0

          The following table summarizes information about stock option activity for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2005	59,218,255	$38.50	5.7
Granted	8,605,527	42.25
Exercised	(5,150,883)	33.19
Lapsed or canceled	(708,876)	40.57

Outstanding at March 31, 2006	61,964,023	$39.44	6.2	$206

Exercisable at March 31, 2006	43,402,968	$39.79	4.9	$129

          The weighted average fair value of options granted during the three months ended March 31, 2006 was $9.38. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2006 was $38 million. During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $171 million with an associated tax benefit realized of $14 million.

          The following table summarizes information about nonvested stock option awards as of March 31, 2006 and changes for the three months ended March 31, 2006.

	Number Of Options	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2005	16,655,470	$10.50
Granted	8,605,527	9.38
Vested	(6,334,052)	10.24
Forfeited	(365,890)	10.81

Non-vested at March 31, 2006	18,561,055	$10.05

          At March 31, 2006, there was $164 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 2.75 years. The total fair value of options vested during the three months ended March 31, 2006 was $65 million.

          Compensation expense for restricted stock units (RSUs) was recognized before implementation of SFAS No. 123R. Compensation expense for the three months ended March 31, 2006 and 2005 for RSUs was $9 and $7 million, respectively, and is included in selling, general and administrative expenses.

NOTE 13. Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended March 31,

	2006	2005

		As adjusted

Net income	$436	$358
Foreign exchange translation adjustments	(30)	(111)
Change in fair value of effective cash flow hedges	(4)	9

	$402	$256

NOTE 14. Segment Financial Data

	Three Months Ended March 31,

	2006	2005

		As adjusted

Net Sales
Aerospace	$2,629	$2,500
Automation and Control Solutions	2,365	1,992
Specialty Materials	1,152	801
Transportation Systems	1,095	1,156
Corporate	—	—

	$7,241	$6,449

Segment Profit
Aerospace	$440	$378
Automation and Control Solutions	221	201
Specialty Materials	162	59
Transportation Systems	142	155
Corporate	(45)	(44)

Total segment profit	920	749

Gain on sale of non-strategic businesses	—	8
Equity in income (loss) of affiliated companies	(2)	31
Other income	27	24
Interest and other financial charges	(89)	(91)
Stock option expense (A), (B)	(25)	—
Pension and other postretirement benefits (expense) (A)	(126)	(137)
Repositioning and other charges (A)	(130)	(99)

Income from continuing operations before taxes	$575	$485

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations

(B)

The Company excludes its stock-based compensation programs from segment profit as these expenses are significantly impacted by external factors including stock market volatility and other valuation assumptions.

NOTE 15. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components.

	Three Months Ended March 31,

	2006	2005

Pension Benefits
Service cost	$70	$59
Interest cost	219	191
Expected return on plan assets	(304)	(265)
Amortization of transition liability	2	—
Amortization of prior service cost	6	7
Recognition of actuarial losses	79	95

	$72	$87

	Three Months Ended March 31,

	2006	2005

Other Postretirement Benefits
Service cost	$5	$5
Interest cost	30	29
Expected return on plan assets	—	—
Amortization of prior service (credit)	(10)	(9)
Recognition of actuarial losses	18	17

	$43	$42

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

          With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. The following table summarizes information concerning our recorded liabilities for environmental costs:

Three Months Ended March 31, 2006

Beginning of period	$879
Accruals for environmental matters deemed probable and reasonably estimable	62
Environmental liability payments	(41)
Other	(4)

End of period	$896

          Environmental liabilities are included in the following balance sheet accounts:

	March 31,	December 31,
	2006	2005

Accrued liabilities	$192	$237
Other liabilities	704	642

	$896	$879

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

          Jersey City, NJ — In February 2005, the Third Circuit Court of Appeals upheld the decision of the United States District Court for the District of New Jersey (the ‘District Court’) in the matter entitled Interfaith Community Organization (ICO), et al. v. Honeywell International Inc., et al., that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site, as well as the remediation of site-impacted ground water and river sediments. Provisions have been made in our financial statements for the estimated cost of implementation of the excavation and offsite removal remedy, which is expected to be incurred evenly over a five-year period starting in April 2006. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. We are developing a proposed plan for remediation of ground water and river sediments for submission later this year and cannot reasonably estimate the costs of that remediation, both because the remediation plan has not been finalized and because numerous third parties could be responsible for an as yet undetermined portion of the ultimate costs of remediating the river sediment.

          The site at issue in the ICO matter is one of twenty-one sites located in Jersey City, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection

(NJDEP) in 1993. Remedial investigations and activities consistent with the ACO are underway at the other sites (the ‘Honeywell ACO Sites’).

          On May 3, 2005, NJDEP filed a lawsuit in New Jersey Superior Court against Honeywell and two other companies seeking declaratory and injunctive relief, unspecified damages, and the reimbursement of unspecified total costs relating to sites in New Jersey allegedly contaminated with chrome ore processing residue. The claims against Honeywell relate to the activities of a predecessor company which ceased its New Jersey manufacturing operations in the mid-1950s. While the complaint is not entirely clear, it appears that approximately 100 sites are at issue, including 17 of the Honeywell ACO Sites, sites at which the other two companies have agreed to remediate under separate administrative consent orders, as well as approximately 53 other sites (identified in the complaint as the ‘Publicly Funded Sites’) for which none of the three companies have signed an administrative consent order. In addition to claims specific to each company, NJDEP claims that all three companies should be collectively liable for all the chrome sites based on a ‘market share’ theory. In addition, NJDEP is seeking treble damages for all costs it has incurred or will incur at the Publicly Funded Sites. Honeywell believes that it has no connection with the sites covered by the other companies’ administrative consent orders and, therefore, we have no responsibility for those sites. At the Honeywell ACO Sites, we are conducting remedial investigations and activities consistent with the ACO; thus, we do not believe the lawsuit will significantly change our obligations with respect to the Honeywell ACO Sites. Lawsuits have also been filed against Honeywell in the District Court under the Resource Conservation and Recovery Act (RCRA) by two New Jersey municipal utilities seeking the cleanup of chromium residue at two Honeywell ACO Sites and by a citizens’ group against Honeywell and thirteen other defendants with respect to contamination on about a dozen of the Honeywell ACO Sites. For the reasons stated above, we do not believe these lawsuits will significantly change our obligations with respect to the Honeywell ACO Sites.

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

          Onondaga Lake, Syracuse, NY — A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake. In July 2005, the New York State Department of Environmental Conservation (the DEC) issued its Record of Decision with respect to remediation of industrial contamination in the Lake.

          The Record of Decision calls for a combined dredging/capping remedy generally in line with the approach recommended in the Feasibility Study submitted by Honeywell in May 2004. Based on currently available information and analysis performed by our engineering consultants, we have accrued for our estimated cost of implementing the remedy set forth in the Record of Decision. Our estimating process considered a range of possible outcomes and amounts recorded reflect our best estimate at this time. We do not believe that this matter will have a material adverse impact on our consolidated financial position. Given the scope and complexity of this project, it is possible that actual costs could exceed estimated costs by an amount that could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. At this time, however, we cannot identify any legal, regulatory or technical reason to conclude that a specific alternative outcome is more probable than the outcome for which we have made provisions in our financial statements. The DEC’s aggregate cost estimate, which is higher than the amount reserved, is based on the high end of the range of potential costs for major elements of the Record of Decision and includes a contingency. We are engaged in discussions with the DEC regarding a possible Consent Decree that would provide for implementation of the remedy set forth in the Record of Decision. The actual cost of the Record of Decision will depend upon, among other things, the resolution of certain technical issues during the design phase of the remediation.

          Dundalk Marine Terminal, Baltimore -- Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have negotiated a new cost sharing arrangement under which Honeywell will bear a 77% share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase is expected to take approximately 18 months, after which the appropriate remedies will be identified and chosen. We have negotiated a consent decree with the MPA and the Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility, which has been approved by the Circuit Court for Baltimore County, Maryland. BUILD, a Baltimore community group, has moved to strike the Consent Decree. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, the bankruptcy court enjoined both the filing and prosecution of NARCO-related asbestos claims against Honeywell. Although the stay has remained in effect continuously since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO’s bankruptcy filing, we paid NARCO’s parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO’s parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell (which amount was paid in December 2005 following the filing of NARCO’s Third Amended Plan of Reorganization), and to pay NARCO’s parent company $40 million, and to forgive any outstanding NARCO indebtedness, upon the confirmation and consummation, respectively, of such a plan.

          We believe that, as part of the NARCO plan of reorganization, a trust will be established for the benefit of all asbestos claimants, current and future, pursuant to Trust Distribution Procedures negotiated with the NARCO Committee of

Asbestos Creditors and the Court-appointed legal representative for future asbestos claimants. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. Honeywell has reached agreement with the representative for future NARCO claimants and the Asbestos Claimants Committee to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell’s operating cash flows. The vast majority of the asbestos claimants have voted in favor of NARCO’s Third Amended Plan of Reorganization. The Court has scheduled NARCO’s confirmation hearing to begin in June 2006. Although we expect the NARCO plan of reorganization and the NARCO trust to be ultimately approved by the Court, no assurances can be given as to the Court’s ruling or the time frame for resolving any appeals of such ruling.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1.8 billion as of both March 31, 2006 and December 31, 2005. The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants. Substantially all settlement payments with respect to current claims are expected to be made by the end of 2007. Approximately $90 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

          The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO’s parent. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5. Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon historical experience with similar trusts. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust.

          As of both March 31, 2006 and December 31, 2005, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $1.1 billion. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2006, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

          From 1981 through March 31, 2006, we have resolved approximately 79,000 Bendix related asbestos claims including trials covering 122 plaintiffs, which resulted in 116 favorable verdicts. Trials covering six individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, a third is on appeal, and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31, 2006	Year Ended December 31,

		2005		2004

Claims Activity
Claims Unresolved at the beginning of period	79,502	76,348		72,976
Claims Filed during the period	1,037	7,520		10,504
Claims Resolved during the period	(1,110)	(4,366	)(a)	(7,132)

Claims Unresolved at the end of period	79,429	79,502		76,348

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	5,025	4,810		3,534
Other Claims	74,404	74,692		72,814

Total Claims	79,429	79,502		76,348

(a)

Includes 2,524 claims which were inadvertently included in resolved claims amount at December 31, 2005. Such omission had no impact on the recorded values for such claims and has been corrected for purposes of this presentation.

          Approximately 30 percent of the approximately 79,000 pending claims at March 31, 2006 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 79,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed.

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

          We have accrued for the estimated cost of pending Bendix related asbestos claims. The estimate is based on the number of pending claims at March 31, 2006, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. HR&A updates expected settlement values for pending claims during the second quarter each year. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims of which $268 and $377 million are reflected as receivables in our consolidated balance sheet at March 31, 2006 and December 31, 2005, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Honeywell believes it has sufficient insurance coverage and reserves to cover all pending Bendix related asbestos claims. Although it is impossible to predict the outcome of pending claims or to reasonably estimate losses which could arise from future Bendix related asbestos claims, we do not believe that such claims would have a material adverse effect on our consolidated financial position in light of our insurance coverage and our prior experience in resolving such claims. If the rate and types of claims filed, the average indemnity cost of such claims and the period of time over which claim settlements are paid

(collectively, the ‘Variable Claims Factors’) do not substantially change, Honeywell would not expect future Bendix related asbestos claims to have a material adverse effect on our results of operations or operating cash flows in any fiscal year. No assurances can be given, however, that the Variable Claims Factors will not change.

          Refractory and friction products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Three Months Ended March 31, 2006

	Bendix	NARCO	Total

Beginning of period	$287	$1,782	$2,069
Accrual for claims filed and defense costs incurred	34	—	34
Asbestos related liability payments	(15)	(10)	(25)

End of period	$306	$1,772	$2,078

Insurance Recoveries for Asbestos Related Liabilities

	Three Months Ended March 31, 2006

	Bendix	NARCO	Total

Beginning of period	$377	$1,096	$1,473
Probable insurance recoveries related to claims filed	6	—	6
Proceeds from sale of insurance receivables	(100)	—	(100)
Insurance receipts for asbestos related liabilities	(15)	(20)	(35)

End of period	$268	$1,076	$1,344

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31, 2006	December 31, 2005

Other current assets	$153	$171
Insurance recoveries for asbestos related liabilities	1,191	1,302

	$1,344	$1,473

Accrued liabilities	$520	$520
Asbestos related liabilities	1,558	1,549

	$2,078	$2,069

          We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty as to whether proposed legislation will be adopted and as to the terms of any adopted legislation, it is not possible at this point in time to determine what impact such legislation would have on our asbestos liabilities and related insurance recoveries.

Other Matters

          Breed Technologies Inc. v. AlliedSignal — The plaintiff alleged fraud in connection with AlliedSignal’s (a predecessor to the Company) October 1997 sale of its safety restraints business to Breed. On March 23, 2006 the jury in the case returned a verdict in favor of Honeywell.

          Allen, et. al. v. Honeywell Retirement Earnings Plan — This represents a purported class action lawsuit in which plaintiffs seek unspecified damages relating to allegations that, among other things, Honeywell impermissibly reduced the pension benefits of employees of Garrett Corporation (a predecessor entity) when the plan was amended in 1983 and failed to calculate certain benefits in accordance with the terms of the plan. In the third quarter of 2005, the U.S. District Court for the District of Arizona ruled in favor of the plaintiffs on these claims and in favor of Honeywell on virtually all other claims. We strongly disagree with, and intend to appeal, the Court’s adverse ruling. No class has yet been certified by the Court in this matter. In light of the merits of our arguments on appeal and substantial affirmative defenses which have not yet been considered by the Court, we continue to expect to prevail in this matter. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable and have not recorded a provision for this matter in our financial statements. Given the uncertainty inherent in litigation, it is not possible to estimate the range of possible loss that might result from an adverse resolution of this matter. Although we expect to prevail in this matter, an adverse outcome could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid. We do not believe that an adverse outcome in this matter would have a material adverse effect on our consolidated financial position.

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

          Warranties and Guarantees – As disclosed in Note 21 to our consolidated financial statements in our 2005 Annual Report on Form 10-K, we have issued or are a party to certain direct and indirect guarantees. As of March 31, 2006, there has been no material change to these guarantees.

          The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Three Months Ended March 31,

	2006	2005

Beginning of period	$347	$299
Accruals for warranties/guarantees issued during the period	37	54
Adjustment of pre-existing warranties/guarantees	(7)	(1)
Settlement of warranty/guarantee claims	(31)	(54)

End of period	$346	$298

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners
of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2006, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, of shareowners’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 1, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. As discussed in Note 3 the Company changed its accounting policy for Aerospace sales incentives and accordingly the accompanying December 31, 2005 balance sheet presented herein is unaudited.

PricewaterhouseCoopers LLP
Florham Park, NJ
April 24, 2006

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts)

          The financial information as of March 31, 2006 should be read in conjunction with the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In this form 10-Q for the period ended March 31, 2006, we have presented our previously reported financial information as if the new accounting policy for Aerospace sales incentives, adopted effective the first quarter of 2006, had been in place during all periods presented. The impact of this change in policy is discussed in Note 3, Accounting Policy Change for Aerospace Sales Incentives.

A. RESULTS OF OPERATIONS – FIRST QUARTER 2006 COMPARED WITH FIRST QUARTER 2005

Net Sales

	2006	2005

		As adjusted

Net sales	$7,241	$6,449
% change compared with prior period	12%

          The increase in net sales in the first quarter of 2006 compared with the first quarter of 2005 is attributable to the following:

Acquisitions	11%
Divestitures	(2)
Price	1
Volume	4
Foreign Exchange	(2)

12%

          A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Cost of Products and Services Sold

	2006	2005

		As adjusted

Cost of products and services sold	$5,600	$5,082
Gross margin%	22.7%	21.2%

          Gross margin increased in the first quarter of 2006 compared with the first quarter of 2005 due primarily to higher margins in our Aerospace segment and in our Specialty Materials segment following our acquisition of full ownership of UOP LLC (UOP) in November 2005.

Selling, General and Administrative Expenses

	2006	2005

Selling, general and administrative expenses	$1,002	$854
Percent of sales	13.8%	13.2%

          Selling, general and administrative expenses increased by $148 million, or 17 percent, in the first quarter of 2006 compared with the first quarter of 2005 primarily due to an increase in general and administrative expenses of $90 million primarily due to the impact of acquisitions of $57 million and a charge of $25 million for stock-based compensation expense following the adoption of FAS No. 123R (see note 12, Stock-Based Compensation). There was also a $58 million increase in selling and marketing expenses principally from higher sales incentives due to acquisitions in our Automation and Controls Solutions and Specialty Materials segments.

	2006	2005

Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$126	$137
Decrease compared with prior period	$(11)

          Pension expense decreased by $11 million in the first quarter of 2006 compared with the first quarter of 2005 due to a decrease in the amortization of unrecognized net losses, principally in our U.S. plans, partially offset by pension expense for Novar and UOP.

(Gain) Loss on Sale of Non-Strategic Businesses

	2006	2005

(Gain) loss on sale of non-strategic businesses	$—	$(8)

          Gain on sale of non-strategic businesses of $8 million in the first quarter of 2005 represented post-closing adjustments related to the divestiture of our Security Monitoring business in the second quarter of 2004.

Equity in (Income) Loss of Affiliated Companies

	2006	2005

Equity in (income) loss of affiliated companies	$2	$(31)

          Equity income decreased by $33 million in the first quarter of 2006 compared with the first quarter of 2005 primarily due to the consolidation of results for UOP since our acquisition of full ownership of UOP in November 2005 and expenses incurred from an unfavorable contract in a Specialty Materials joint venture.

Other (Income) Expense

	2006	2005

Other (income) expense	$(27)	$(24)

          Other income increased by $3 million in the first quarter of 2006 compared with the first quarter of 2005. This is due to the gain on sale of a non-core land sale in our Specialty Materials segment of $16 million offset by lower interest income from lower cash balances.

Tax Expense

	2006	2005

Tax expense	$144	$127
Effective tax rate	25.0%	26.2%

          The effective tax rate decreased by 1.2% percentage point in the first quarter of 2006 compared with the first quarter of 2005 due principally to the resolution of a non-U.S. tax audit.

          Excluding the favorable audit resolution in 2006 and net repositioning and other charges in both years, the effective tax rate was 26.5 percent in both periods. This rate was lower than the statutory rate of 35 percent due in part to benefits from export sales and foreign taxes.

Income From Continuing Operations

	2006	2005

		As adjusted
Income from continuing operations	$431	$358
Earnings per share of common stock – assuming dilution	$0.51	$0.42

          The increase of $0.09 per share in the first quarter of 2006 compared with the first quarter of 2005 relates primarily to an increase in segment profit in our Aerospace and Automation and Control Solutions segments and income generated from our acquisition of full ownership of UOP in our Specialty Materials segment, offset by the impact of stock-based compensation in the first quarter of 2006.

Income From Discontinued Operations

	2006	2005

Income from discontinued operations	$5	$—
Earnings per share of common stock — assuming Dilution	$0.01	$—

          Income from discontinued operations of $5 million, or $0.01 per share, in the first quarter of 2006 relates to the operating results of the Indalex business which had been classified as discontinued operations and was sold in February 2006.

Review of Business Segments

	Three Months Ended
	March 31,

	2006	2005

		As adjusted
Net Sales
Aerospace	$2,629	$2,500
Automation and Control Solutions	2,365	1,992
Specialty Materials	1,152	801
Transportation Systems	1,095	1,156
Corporate	—	—

	$7,241	$6,449

Segment Profit
Aerospace	$440	$378
Automation and Control Solutions	221	201
Specialty Materials	162	59
Transportation Systems	142	155
Corporate	(45)	(44)

Total segment profit	$920	$749

Gain on sale of non-strategic businesses	—	8
Equity (loss) in income of affiliated companies	(2)	31
Other income	27	24
Interest and other financial charges	(89)	(91)
Stock option expense (A)	(25)	—
Pension and other postretirement benefits (expense) (A)	(126)	(137)
Repositioning and other charges (A)	(130)	(99)

Income from continuing operations before taxes	$575	$485

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2006	2005

		As adjusted
Net sales	$2,629	$2,500
% change compared with prior period	5%
Segment profit	$440	$378
% change compared with prior period	16%

          Aerospace sales by major customer end-markets for the three months ended March 31, 2006 and 2005 were as follows:

	% of Aerospace Sales		% Change in Sales

			2006
			Versus
Customer End-Markets	2006	2005	2005

		As Adjusted	As adjusted
Commercial:
Air transport and regional original equipment	17%	16%	19%
Air transport and regional aftermarket	22	23	3
Business and general aviation original equipment	10	10	23
Business and general aviation aftermarket	10	9	(1)
Defense and Space	41	42	(1)

Total	100%	100%	5

          Aerospace sales increased by 5 percent in the first quarter of 2006 compared with the first quarter of 2005 due primarily to higher volumes.

          Details regarding the increase in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased 19 percent primarily reflecting higher aircraft production rates by our air transport (OE) customers partially offset by lower sales to our OE regional customers.

•

Air transport and regional aftermarket sales increased due to the impact of a 6 percent increase in air transport global flying hours, offset by a decline (as anticipated) in sales of upgrades and retrofits of avionics equipment to meet certain 2005 mandated regulatory standards.

•

Business and general aviation OE sales increased 23 percent due primarily to the continued demand in the business jet end market as evidenced by increase in new business jet deliveries and high demand in the fractional ownership market. These increases primarily related to sales of Primus Epic integrated avionics systems, and the TFE 731 and HTF 7000 engines.

•

Business and general aviation aftermarket sales slightly declined due to lower sales of mandated upgrades and retrofits of avionics equipment required in the prior year to meet certain 2005 mandated regulatory standards, partially offset by additional sales due to increased engine utilization.

•	Defense and space sales decreased slightly due to lower volume in space and precision strike technology, offset by growth in surface and aftermarket mechanical sales

          Aerospace segment profit increased by 16% percent in the first quarter of 2006 compared with the first quarter of 2005 due primarily to sales volume growth and the cost savings realized from the Aerospace reorganization, partially offset by increased raw material costs and write-downs of certain customer related balances.

Automation and Control Solutions

	2006	2005

Net sales	$2,365	$1,992
% change compared with prior period	19%
Segment profit	$221	$201
% change compared with prior period	10%

          Automation and Control Solutions sales increased by 19 percent in the first quarter of 2006 compared with the first quarter of 2005 due to organic sales growth of 4 percent, including 2 percent negative impact from foreign exchange, and growth from acquisitions (mainly Novar’s Intelligent Business Systems (IBS) business) of 15 percent. Organic sales growth was driven principally by increased volume in our security and life safety businesses.

          Automation and Control Solutions segment profit increased by 10% percent in the first quarter of 2006 compared with the first quarter of 2005 due principally to the increased volume of sales, offset by increased raw material costs, increased amortization expense for intangible assets and expenses incurred for our ERP implementation. In the first quarter of 2006, segment profit was also negatively impacted by a contract loss related to liquidity issues being experienced by a Building Solutions customer.

Specialty Materials

	2006	2005

Net sales	$1,152	$801
% change compared with prior period	44%
Segment profit	$162	$59
% change compared with prior period	175%

          Specialty Materials sales increased by 44 percent in the first quarter of 2006 compared with the first quarter of 2005, primarily due to the impact of acquisitions (UOP) of 49 percent offset by divestitures of 12 percent relating to the sale of assets of North American Nylon Carpet Fibers (formally in our Resins and Chemicals business) and Industrial Wax businesses. Organic growth was primarily due to higher volume and prices. Sales in our Fluorine Products business increased by 9 percent due to continued strong demand for non-ozone depleting HFC products. Organic growth in our Resins and Chemicals business was 6 percent, primarily due to price increases passed through to customers that offset increased raw material cost. Specialty Products sales increased due to higher sales to our customers in the semi-conductor industry. UOP sales were consolidated in to the Specialty Materials segment following our acquisition of the remaining 50 percent interest in UOP in November 2005.

          Specialty Materials segment profit increased by 175 percent in the first quarter of 2006 compared with the first quarter of 2005 due principally to the impact of acquisitions of $79 million and increased organic volume growth. Price increases more than offset the impact of continued inflation in raw material costs, primarily natural gas.

Transportation Systems

	2006	2005

Net sales	$1,095	$1,156
% change compared with prior period	(5)%
Segment profit	$142	$155
% change compared with prior period	(8)%

          Transportation Systems sales decreased by 5 percent in the first quarter of 2006 compared with the first quarter of 2005, due to the unfavorable effect of foreign exchange of 4 percent and lower volumes of 1 percent. Sales for our Turbo Technologies business were down 3 percent compared to 2005, principally due to the negative impact of foreign exchange and flat sales to our customers in Europe. Sales for our Consumer Products Group business decreased by 9 percent as a result of exiting the North America friction materials OE business, a negative impact of foreign exchange and due to reduced first quarter demand from our large retail customers.

          Transportation Systems segment profit decreased by 8 percent in the first quarter of 2006 compared with the first quarter of 2005 due primarily to lower volumes and higher raw material costs, partially offset by productivity actions and the benefits of prior year restructuring actions.

Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended March 31,

	2006	2005

Severance	$24	$28
Asset impairments	—	2
Exit costs	2	4
Reserve adjustments	(2)	(6)

Total net repositioning charge	24	28

Asbestos related litigation charges, net of insurance	28	34
Other probable and reasonably estimable environmental liabilities	62	39
Business impairment charges	9	—
Other	7	(2)

Total net repositioning and other charges (a)	$130	$99

(a)

In 2006, $130 million of these charges were recorded as costs of products and services sold, compared to $102 million in 2005. In 2005, a credit of $3 million was recorded in selling, general and administrative expenses.

          The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended March 31,

	2006	2005

Aerospace	$1	$2
Automation and Control Solutions	9	15
Specialty Materials	7	2
Transportation Systems	42	(10)	(a)
Corporate	71	90

	$130	$99

(a)	Amount includes a repositioning charge of $8 million and a net asbestos related credit of $18 million.

          In the first quarter of 2006, we recognized a repositioning charge of $26 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions primarily in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

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

          The 2005 and 2006 repositioning actions will generate incremental pretax savings of approximately $170 million in 2006 compared with 2005 principally from planned workforce reductions. Cash spending for severance and other exit costs necessary to execute these actions were $62 million in the three months ended March 31, 2006 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute these actions will approximate $125 million in 2006 and will be funded through operating cash flows.

          In the first quarter of 2006, we recognized a charge of $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized asbestos related litigation charges, net of insurance, of $28 million which are discussed in detail in Note 16 Commitments and Contingencies. We recognized impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment. We also recognized other charges of $7 million related primarily to a property damage litigation matter in our Corporate reportable segment.

          In the first quarter of 2005, we recognized a charge of $39 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized asbestos related litigation charges, net of insurance, of $34 million which are discussed in detail in Note 16 Commitments and Contingencies.

B. LIQUIDITY AND CAPITAL RESOURCES

          The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. We supplement operating cash with short-term debt from the commercial paper market and long-term borrowings. We continue to balance our cash and financing uses through investment in our existing core businesses, acquisition activity, share repurchases and dividends.

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

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005, are summarized as follows:

	2006	2005

Cash provided by (used for):
Operating activities	$239	$329
Investing activities	334	229
Financing activities	(364)	(1)
Effect of exchange rate changes on cash	(1)	(47)

Net increase in cash and cash equivalents	$208	$510

          Cash provided by operating activities decreased by $ 90 million during the first three months of 2006 compared with the first three months of 2005 due to an increase in working capital usage, net of acquisitions and divestitures, of $213 million (driven by higher receivable and inventory balances), a one-time payment of $62 million to a non-U.S. pension plan assumed following our acquisition of Novar in 2005, and higher tax payments compared to the first quarter of 2005. This was offset by higher net income of $78 million and receipt of $100 million from the sale of a portion of an insurance receivable.

          Cash provided by investing activities increased by $105 million in the quarter primarily driven by the receipt of proceeds from divestitures of $475 million (including $425 million for the sale of Indalex) in the first quarter of 2006, offset by cash paid for the acquisition of First Technology. Approximately $454 million of this purchase price was unpaid at March 31, 2006, and is classified as a current liability which was paid to First Technology shareholders in April 2006. In 2005, cash provided by investing activities related to redemption of short-term investments, offset by capital expenditures.

          Cash used for financing activities increased by $363 million primarily relating to re-financing of debt and the repurchase of $325 million of common stock in 2006 in the first quarter of 2006 compared to the first quarter of 2005. In the first quarter of 2006, the Company received proceeds from the issuance of long-term notes of $1,239 million, offset by the repayment of debt assumed with the First Technology acquisition of $209 million, repayment of long-term debt of $237 million and repayment of commercial paper of $637 million. Cash dividends increased by $13 million compared to the first quarter of 2005 driven by an increase in the dividend rate.

Liquidity

          In March 2006, the Company issued $300 million of floating rate (Libor + 6 bps) Senior Notes due 2009, $400 million 5.40% Senior Notes due 2016 and $550 million 5.70% Senior Notes due 2036 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,250 million, offset by $11 million in discount and closing costs relating to the offering. Proceeds from the notes were used to repay commercial paper and debt.

          During the first quarter of 2006, the Company made a cash tender offer and repurchased $225 million of its $500 million 5.125% Notes due November 2006. The costs relating to the early redemption of the Notes, net of the impact from termination of related interest rate swaps was immaterial.

C. OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K.

          Effective the first quarter of 2006, the Company changed its accounting policy for Aerospace sales incentives to recognize the cost of these incentives as provided, rather than the former policy of capitalizing and amortizing these costs. The Company believes that the new policy is preferable as it will improve decision-making and internal controls for Aerospace sales incentives. The impact of this change in accounting policy is discussed in Note 3, Accounting Policy Change for Aerospace Sales Incentives.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our 2005 Annual Report on Form 10-K (Item 7A). As of March 31, 2006, there has been no material change in this information.

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

          The State of Illinois has brought a claim against Honeywell for penalties and past costs relating to releases of chlorinated solvents at a facility owned by a third party. The State’s claim is that a predecessor company to Honeywell delivered solvents to the third party from 1969 until 1992; that spills occurred during those deliveries; and that Honeywell should pay a share of penalties and state response costs connected with those spills. Honeywell believes it has strong defenses to many of the State’s claims (including that the contamination arose primarily from releases unrelated to the predecessor’s deliveries). We do not believe that this matter will have a material adverse impact on our consolidated financial position, results of operations or operating cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended March 31, 2006:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

January 2006	—	—	—	$2,605
February 2006	4,250,000	$39.81	4,250,000	$2,436
March 2006	3,750,000	$41.44	3,750,000	$2,281

          As previously reported, the Company’s Board of Directors has authorized the company to repurchase up to $3 billion of its common stock.

ITEM 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 41 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 24, 2006	By:	/s/ Thomas A. Szlosek

Thomas A. Szlosek
Vice President and Controller
(on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4.1

Third Supplemental Indenture between Honeywell International Inc. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to Honeywell’s Form 8-K filed on March 14, 2006; Honeywell agrees to furnish to the Commission upon request a copy of each other instrument defining the rights of holders of long-term debt of Honeywell and its subsidiaries.)

10	Omitted (Inapplicable)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Letter re Change in Accounting Principles (filed herewith)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 7 to the consolidated financial statements in this report.