Form 10-Q
period 2006-06-30
HONEYWELL INTERNATIONAL INC
filed 2006-07-21
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes  ☐ No ☒

There were 818,940,730 shares of Common Stock outstanding at June 30, 2006.

Honeywell International Inc.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for Aerospace Sales Incentives, adopted effective the first quarter of 2006.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Dollars in millions, except per share amounts)

Product sales	$6,381	$5,632	$12,187	$10,816
Service sales	1,517	1,396	2,952	2,661

Net sales	7,898	7,028	15,139	13,477

Costs, expenses and other
Cost of products sold	4,931	4,514	9,497	8,680
Cost of services sold	1,096	989	2,130	1,905

	6,027	5,503	11,627	10,585
Selling, general and administrative expenses	1,086	935	2,088	1,789
(Gain) loss on sale of non-strategic businesses	(3)	18	(3)	10
Equity in (income) loss of affiliated companies	(1)	(29)	1	(60)
Other (income) expense	(13)	(3)	(40)	(27)
Interest and other financial charges	94	86	183	177

	7,190	6,510	13,856	12,474

Income from continuing operations before taxes	708	518	1,283	1,003
Tax expense	187	244	331	371

Income from continuing operations	521	274	952	632
Income from discontinued operations, net of taxes	—	28	5	28

Net income	$521	$302	$957	$660

Earnings per share of common stock – basic:
Income from continuing operations	$0.63	$0.33	$1.15	$0.75
Income from discontinued operations	—	0.03	0.01	0.03

Net income	$0.63	$0.36	$1.16	$0.78

Earnings per share of common stock – assuming dilution:
Income from continuing operations	$0.63	$0.33	$1.14	$0.75
Income from discontinued operations	—	0.03	0.01	0.03

Net income	$0.63	$0.36	$1.15	$0.78

Cash dividends per share of common stock	$0.226875	$0.20625	$0.45375	$0.4125

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2006	December 31, 2005

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,424	$1,234
Accounts, notes and other receivables	5,426	5,017
Inventories	3,680	3,401
Deferred income taxes	1,151	1,243
Other current assets	465	542
Assets held for disposal	67	525

Total current assets	12,213	11,962

Investments and long-term receivables	311	370
Property, plant and equipment – net	4,679	4,658
Goodwill	8,277	7,660
Other intangible assets – net	1,331	1,173
Insurance recoveries for asbestos related liabilities	1,139	1,302
Deferred income taxes	819	730
Prepaid pension benefit cost	2,704	2,716
Other assets	1,031	1,062

Total assets	$32,504	$31,633

LIABILITIES
Current liabilities:
Accounts payable	$3,086	$2,886
Short-term borrowings	97	275
Commercial paper	654	754
Current maturities of long-term debt	1,059	995
Accrued liabilities	5,307	5,359
Liabilities related to assets held for disposal	6	161

Total current liabilities	10,209	10,430

Long-term debt	3,911	3,082
Deferred income taxes	455	334
Postretirement benefit obligations other than pensions	1,774	1,786
Asbestos related liabilities	1,491	1,549
Other liabilities	3,686	3,690

SHAREOWNERS’ EQUITY
Capital – common stock issued	958	958
- additional paid-in capital	3,712	3,626
Common stock held in treasury, at cost	(5,544)	(5,027)
Accumulated other comprehensive income (loss)	41	(25)
Retained earnings	11,811	11,230

Total shareowners’ equity	10,978	10,762

Total liabilities and shareowners’ equity	$32,504	$31,633

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2006	2005

	(Dollars in millions)

Cash flows from operating activities:
Net income	$957	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	326
Repositioning and other charges	245	222
Severance and exit cost payments	(98)	(70)
Environmental payments	(103)	(96)
Proceeds from sale of insurance receivable	100	—
Insurance receipts for asbestos related liabilities	108	99
Asbestos related liability payments	(161)	(280)
Stock option expense	41	—
Pension and other postretirement benefits expense	244	282
Pension and other postretirement benefit payments	(178)	(90)
Undistributed earnings of equity affiliates	6	(41)
(Gain) loss on sale of non-strategic assets and businesses	(19)	10
Deferred income taxes	126	61
Other	8	(50)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(243)	(126)
Inventories	(208)	(64)
Other current assets	42	19
Accounts payable	78	(5)
Accrued liabilities	(177)	41

Net cash provided by operating activities	1,174	898

Cash flows from investing activities:
Expenditures for property, plant and equipment	(271)	(294)
Proceeds from disposals of property, plant and equipment	44	25
Proceeds from investments	—	285
Cash paid for acquisitions, net of cash acquired	(608)	(1,938)
Proceeds from sales of businesses, net of fees paid	576	32

Net cash (used for) investing activities	(259)	(1,890)

Cash flows from financing activities:
Net (decrease)/increase in commercial paper	(106)	504
Net (decrease)/increase in short-term borrowings	(210)	9
Payment of debt assumed with acquisitions	(346)	(702)
Proceeds from issuance of common stock	239	89
Proceeds from issuance of long-term debt	1,239	—
Payments of long-term debt	(353)	(143)
Repurchases of common stock	(828)	—
Cash dividends on common stock	(376)	(352)

Net cash (used for) financing activities	(741)	(595)

Effect of foreign exchange rate changes on cash and cash equivalents	16	(70)

Net increase/(decrease) in cash and cash equivalents	190	(1,657)
Cash and cash equivalents at beginning of period	1,234	3,586

Cash and cash equivalents at end of period	$1,424	$1,929

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three- and six-month periods ended June 30, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2006.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six month periods ended June 30, 2006 and 2005 were July 1, 2006 and July 2, 2005, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.honeywell.com under the heading “Investor Relations”.

          The financial information as of June 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for Aerospace Sales Incentives, adopted effective the first quarter of 2006.

          Certain prior year amounts have been reclassified to conform to current year presentation.

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the adoption date of SFAS No. 123R was delayed to financial statements issued for the first annual period beginning after June 15, 2005. The Company has adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 11 “Stock-based Compensation Plans”.

          In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase (such as FAS No. 123R) as of the effective date of SFAS No. 154. The Company changed its accounting policy for Aerospace Sales Incentives in the first quarter of 2006. As a result of the adoption of this accounting pronouncement the Company has revised previously reported financial information, which is included in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy. The effect of the accounting change on the three months ended June 30, 2005 was a $2 million increase in product sales, a $9 million increase in cost of products sold and a $4 million reduction in income from continuing operations and net income. The effect of the accounting change on the six months ended June 30, 2005 was a $2 million reduction in product sales, a $6 million increase in cost of products sold and a $5 million reduction in income from continuing operations and net income. There was no ($0.00) impact on earnings per share in both the three months and six months ended June 30, 2005.

          In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

NOTE 3. Acquisitions and Divestitures

          In November 2005, the Company acquired the remaining 50 percent of UOP LLC giving Honeywell full ownership of the entity. The aggregate value of the purchase price was approximately $825 million, including the assumption of approximately $115 million of outstanding debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $339 million to identifiable intangible assets, predominantly existing technology, which is being amortized over 15 years on a straight-line basis and trade names, which are not amortized. The excess of the purchase price over the estimated fair values of net assets acquired approximating $336 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. Following this acquisition, which is being accounted for by the purchase method, results of operations have been consolidated into the Specialty Materials segment. Prior to that date, UOP results for the 50 percent share that the Company owned were included in equity income of affiliated companies.

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

          In March 2006, the Company closed the acquisition of First Technology plc, a U.K publicly listed company. The aggregate value of the purchase price was approximately $723 million, including the assumption of approximately $217 million of outstanding debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $190 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 2 to 15 years using straight-line and accelerated amortization periods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $469 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through June 30, 2006 are consolidated in the Automation and Control Solutions segment and were not material to the financial statements. In May 2006, the Company completed the sale of the non-strategic First Technology Safety & Analysis business (FTSA) for $93 million which was accounted for as part of the purchase price allocation.

          In May 2006, the Company closed the acquisition of Gardiner Groupe, a privately held company. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values and lives at the acquisition date. The Company has assigned $46 million to identifiable intangible assets, predominantly customer relationships and trademarks. The excess of the purchase price over the estimated fair values of net assets acquired approximating $117 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through June 30, 2006 are included in the Automation and Control Solutions segment and were not material to the financial statements.

          As of June 30, 2006, the purchase price for these acquisitions is still subject to final adjustment primarily for amounts allocated to other intangible assets which were based on preliminary valuation studies and for certain pre-acquisition contingencies.

NOTE 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Severance	$23	$55	$47	$83
Asset impairments	—	2	—	4
Exit costs	2	2	4	6
Reserve adjustments	(7)	(8)	(9)	(14)

Total net repositioning charge	18	51	42	79

Asbestos related litigation charges, net of insurance	49	(20)	77	14
Other probable and reasonably estimable environmental liabilities	48	63	110	102
Business impairment charges	—	18	9	18
Other	—	11	7	9

Total net repositioning and other charges	$115	$123	$245	$222

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Cost of products and services sold	$115	$115	$245	$217
Selling, general and administrative expenses	—	(4)	—	(7)
Equity in (income) loss of affiliated companies	—	2	—	2
Other (income) expense	—	10	—	10

	$115	$123	$245	$222

          The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005		2006	2005

Aerospace	$2	$18		$3	$20
Automation and Control Solutions	10	26		19	41
Specialty Materials	(1)	20		6	22
Transportation Systems	24	(10	)(a)	66	(20	)(b)
Corporate	80	69		151	159

	$115	$123		$245	$222

(a)	Amount includes a repositioning charge of $10 million and a net asbestos related credit of $20 million.

(b)	Amount includes a repositioning charge of $18 million and a net asbestos related credit of $38 million.

          In the second quarter of 2006, we recognized a repositioning charge of $25 million primarily for severance costs related to workforce reductions of 482 manufacturing and administrative positions mainly in our Aerospace, Automation and Control Solutions and Transportation Systems reportable segments. Also, during the second quarter of 2006, $7 million of previously established accruals, primarily for severance at our Aerospace and Specialty Materials reportable segments were returned to income due primarily to changes in the scope of previously announced severance programs.

          In the first quarter of 2006, we recognized a repositioning charge of $26 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

          In the second quarter of 2005, we recognized a repositioning charge of $59 million primarily for severance costs related to workforce reductions of 1,395 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems reportable segments. Also, during the second quarter of 2005, $8 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities is comprised primarily of excise taxes relating to an executive severance amount previously paid which were determined in the second quarter to no longer be payable.

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

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2005	$168	$—	$14	$182
2006 charges	47	—	4	51
2006 usage	(93)	—	(5)	(98)
Adjustments	(7)	—	(2)	(9)

Balance at June 30, 2006	$115	$—	$11	$126

          In the second quarter of 2006, we recognized a charge of $48 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $49 million, primarily for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2006, including an update of expected resolution values with respect to claims pending as of June 30, 2006, net of probable insurance recoveries. The asbestos related charge also included the net effect of the settlement of certain NARCO related pending asbestos claims and a Bendix related insurance settlement. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the first quarter of 2006, we recognized a charge of $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter.

We also recognized a charge of $28 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2006, net of probable insurance recoveries. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies. We also recognized impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment, and other charges of $7 million related primarily to a property damage litigation matter in our Corporate reportable segment.

          In the second quarter of 2005, we recognized a charge of $63 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a net credit of $20 million consisting of a reduction in the Bendix related net asbestos liability of $70 million related to an update of expected resolution values with respect to claims pending as of June 30, 2005, partially offset by a charge of $50 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2005, net of probable insurance recoveries, and for the write-off of a Bendix related insurance receivable. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies. We recognized an impairment charge of $18 million related principally to the write-down of property, plant and equipment held and used in our Chemicals business in our Specialty Materials reportable segment. We also recognized a charge of $11 million primarily related to the modification of a lease agreement for the Corporate headquarters facility.

          In the first quarter of 2005, we recognized a charge of $39 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million, primarily for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

NOTE 5. Gain on Sale of Business

          In the second quarter of 2006, we recognized a net gain on the sale of two non-strategic product lines in our Specialty Materials segment.

          In the second quarter of 2005, we recognized a pretax loss of $18 million (after-tax gain of $39 million) consisting of the pretax loss of $34 million related to the sale of our Industrial Wax business partially offset by a pretax gain of $16 million for post-closing adjustments related to the sale of our Performance Fibers business in 2004. The after-tax gain on the sale of our Industrial Wax business is due to the higher tax basis than book basis. In the first quarter of 2005, we recognized a pretax gain of $8 million (after-tax $5 million) for post-closing adjustments related to the sale of our Security Monitoring business in 2004.

NOTE 6. Earnings Per Share

          The details of the earnings per share calculations for the three- and six-month periods ended June 30, 2006 and 2005 follow:

	Three Months Ended June 30,

	2006		2005

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Income from continuing operations	$521	$521	$274	$274
Income from discontinued operations, net of taxes	—	—	28	28

Net income	$521	$521	$302	$302

Average shares (in millions)
Average shares outstanding	825.0	825.0	854.9	854.9
Dilutive securities issuable in connection with stock plans	—	5.3	—	3.4

Total average shares outstanding	825.0	830.3	854.9	858.3

Earnings per share of common stock
Income from continuing operations	$0.63	$0.63	$0.33	$0.33
Income from discontinued operations, net of taxes	—	—	0.03	0.03

Net income	$0.63	$0.63	$0.36	$0.36

	Six Months Ended June 30,

	2006		2005

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Income from continuing operations	$952	$952	$632	$632
Income from discontinued operations, net of taxes	5	5	28	28

Net income	$957	$957	$660	$660

Average shares (in millions)
Average shares outstanding	827.5	827.5	853.7	853.7
Dilutive securities issuable in connection with stock plans	—	5.1	—	3.6

Total average shares outstanding	827.5	832.6	853.7	857.3

Earnings per share of common stock
Income from continuing operations	$1.15	$1.14	$0.75	$0.75
Income from discontinued operations, net of taxes	0.01	0.01	0.03	0.03

Net income	$1.16	$1.15	$0.78	$0.78

          The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three and six-month periods ended June 30, 2006, the number of stock options not included in the computations were 22.1 and 20.7 million, respectively. For the three and six-month periods ended June 30, 2005, the number of stock options not included in the computations were 18.0 and 18.2 million, respectively. These stock options were outstanding at the end of each of the respective periods. For the second quarter and six months ended June 30, 2006, the adoption of SFAS No. 123R “Share Based Payment” resulted in a reduction in basic and diluted earnings per share of $0.02 and $0.04, respectively.

NOTE 7. Accounts, notes and other receivables

	June 30, 2006	December 31, 2005

Trade	$5,105	$4,623
Other	554	573

	5,659	5,196
Less – Allowance for doubtful accounts	(233)	(179)

	$5,426	$5,017

NOTE 8. Inventories

		June 30, 2006	December 31, 2005

Raw materials		$1,812	$1,438
Work in process		796	695
Finished products		1,238	1,427

		3,846	3,560
Less	– Progress payments	(16)	(14)
	– Reduction to LIFO cost basis	(150)	(145)

		$3,680	$3,401

NOTE 9. Goodwill and other intangibles - net

          The change in the carrying amount of goodwill for the six months ended June 30, 2006 by reportable segment is as follows:

	Dec. 31, 2005	Acquisitions	Divestitures	Currency Translation Adjustment	June 30, 2006

Aerospace	$1,723	$—	$—	$6	$1,729
Automation and Control Solutions	4,333	586	—	13	4,932
Specialty Materials	1,066	14	—	—	1,080
Transportation Systems	538	—	—	(2)	536

	$7,660	$600	$—	$17	$8,277

Intangible assets are comprised of:

	June 30, 2006			December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$910	$(361)	$549	$821	$(329)	$492
Customer relationships	410	(40)	370	260	(15)	245
Trademarks	108	(10)	98	75	(6)	69
Other	461	(249)	212	505	(245)	260

	1,889	(660)	1,229	1,661	(595)	1,066

Trademarks with indefinite lives	102	—	102	107	—	107

	$1,991	$(660)	$1,331	$1,768	$(595)	$1,173

          Amortization expense related to intangible assets for the six months ended June 30, 2006 and 2005 was $65 and $30 million, respectively. Amortization expense related to intangible assets for 2006 to 2010 is expected to approximate $140 million each year.

NOTE 10. Long-term Debt and Credit Agreements

	June 30, 2006	December 31, 2005

5.25% notes due December 2006	$348	$336
8-5/8% debentures due April 2006	—	100
5-1/8% notes due November 2006	275	500
7.0% notes due 2007	350	350
7-1/8% notes due 2008	200	200
6.20% notes due 2008	200	200
Floating rate notes due 2009	300	—
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	249	249
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.4% notes due 2016	400	—
Industrial development bond obligations, 3.25%-9.50% maturing at various dates through 2037	65	65
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.7% notes due 2036	550	—
Other (including capitalized leases), 0.53%-15.69%, maturing at various dates through 2020	166	210

	4,970	4,077
Less current portion	(1,059)	(995)

	$3,911	$3,082

The schedule of principal payments on long-term debt is as follows:

At June 30, 2006

2006	$654
2007	414
2008	412
2009	507
2010	1,130
Thereafter	1,853

$4,970

          On April 27, 2006 Honeywell entered into a $2.3 billion Five-Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregated amount not to exceed $3 billion. The Credit Agreement replaces the previously reported $1 billion five year credit agreement dated as of October 22, 2004, and $1.3 billion five year credit agreement dated as of November 26, 2003 (the “Prior Agreements”). There have been no borrowings under this Credit Agreement. No borrowings were outstanding at any time under either of the Prior Agreements. The Credit Agreement does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants.

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

          During the first quarter of 2006, the Company made a cash tender offer and repurchased $225 million of its $500 million 5.125% Notes due November 2006. The costs relating to the early redemption of the Notes was immaterial.

NOTE 11. Stock-Based Compensation Plans

          Honeywell has stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. Under the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective on April 24, 2006, a maximum of 43 million shares of Honeywell common stock may be awarded. Honeywell expects that common stock awarded on an annual basis will be between 1.0 and 1.5 percent of total common stock outstanding. Following approval of the Plan on April 24, 2006, Honeywell will not grant any new awards under any previously existing stock-based compensation plans. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective on April 24, 2006, 500,000 shares of Honeywell common stock may be awarded. The Directors Plan replaces the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units.

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

          Compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) was $16 and $41 million in the three and six months ended June 30, 2006, respectively. The associated future income tax benefit recognized was $3 and $12 million in the three and six months ended June 30, 2006, respectively.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from long-term traded options on Honeywell stock. We used a Monte Carlo simulation model to derive an expected term. Such model uses historical data to estimate option exercise and employee termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the weighted-average assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Expected volatility	23.40%	22.15%
Expected annual dividend yield	2.10%	2.15%
Risk free rate of return	5.00%	4.63%
Expected option term (years)	5.0	5.0

          Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three and six months ended June 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the three months and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income	$302	$660
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(13)	(27)

Pro forma net income	$289	$633

Earnings per share of common stock:
Basic	$0.36	$0.78

Basic – pro forma	$0.34	$0.74

Earnings per share of common stock:
Assuming dilution	$0.36	$0.78

Assuming dilution - pro forma	$0.34	$0.74

          The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$10.33	$10.72

Assumptions:
Expected annual dividend yield	2.4%	2.4%
Expected volatility	33.4%	35.3%
Risk-free rate of return	3.9%	3.7%
Expected option term (years)	5.0	5.0

          The following table summarizes information about stock option activity for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2005	59,218,255	$38.50	5.7
Granted	9,130,700	42.37
Exercised	(7,045,649)	33.20
Lapsed or canceled	(1,433,650)	40.69

Outstanding at June 30, 2006	59,869,656	$39.64	6.0	$213

Exercisable at June 30, 2006	42,984,511	$39.70	4.9	$184

          The weighted average fair value of options granted during the six months ended June 30, 2006 was $9.44. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2006 was $57 million. During the six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $234 million with an associated tax benefit realized of $21 million.

          At June 30, 2006, there was $134 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 1.99 years. The total fair value of options vested during the six months ended June 30, 2006 was $65 million.

          Compensation expense for restricted stock units (RSUs) was recognized before implementation of SFAS No. 123R and is included in selling, general and administrative expenses. Compensation expense for RSUs for the three and six months ended June 30, 2006 was $9 and $18 million, respectively. Compensation expense for RSUs for the three and six months ended June 30, 2005 was $7 and $14 million, respectively.

NOTE 12. Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income	$521	$302	$957	$660
Foreign exchange translation adjustments	85	(101)	55	(212)
Change in fair value of effective cash flow hedges	15	(15)	11	(6)

	$621	$186	$1,023	$442

NOTE 13. Segment Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net Sales
Aerospace	$2,686	$2,651	$5,315	$5,151
Automation and Control Solutions	2,766	2,387	5,131	4,379
Specialty Materials	1,253	795	2,405	1,596
Transportation Systems	1,193	1,195	2,288	2,351
Corporate	—	—	—	—

	$7,898	$7,028	$15,139	$13,477

Segment Profit
Aerospace	$413	$409	$853	$787
Automation and Control Solutions	287	242	508	443
Specialty Materials	217	78	379	137
Transportation Systems	165	161	307	316
Corporate	(48)	(44)	(93)	(88)

Total segment profit	1,034	846	1,954	1,595

Gain (loss) on sale of non-strategic businesses	3	(18)	3	(10)
Equity in income (loss) of affiliated companies	1	29	(1)	60
Other income	13	3	40	27
Interest and other financial charges	(94)	(86)	(183)	(177)
Stock option expense (A), (B)	(16)	—	(41)	—
Pension and other postretirement benefits (expense) (A)	(118)	(145)	(244)	(282)
Repositioning and other charges (A)	(115)	(111)	(245)	(210)

Income from continuing operations before taxes	$708	$518	$1,283	$1,003

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations

(B)	The Company excludes its stock option expense from segment profit as this expense is significantly impacted by external factors including stock market volatility and other valuation assumptions.

NOTE 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Pension Benefits
Service cost	$70	$63	$140	$122
Interest cost	221	208	440	399
Expected return on plan assets	(307)	(281)	(611)	(546)
Amortization of transition liability	(1)	—	1	—
Amortization of prior service cost	7	8	13	15
Recognition of actuarial losses	82	96	161	191
Curtailments and settlements	(11)	—	(11)	—

	$61	$94	$133	$181

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Other Postretirement Benefits
Service cost	$5	$5	$10	$10
Interest cost	29	29	59	58
Expected return on plan assets	—	—	—	—
Amortization of prior service (credit)	(9)	(9)	(19)	(18)
Recognition of actuarial losses	18	17	36	34

	$43	$42	$86	$84

          During the three and six months ended June 30, 2006, $11 million of pension liabilities associated with divested businesses was recognized as a credit to pension expense.

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

Six Months Ended June 30, 2006

Beginning of period	$879
Accruals for environmental matters deemed probable and reasonably estimable	116
Environmental liability payments	(103)
Other	(4)

End of period	$888

          Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2006	December 31, 2005

Accrued liabilities	$252	$237
Other liabilities	636	642

	$888	$879

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

          New Jersey Chrome Sites — In February 2005, the Third Circuit Court of Appeals upheld the decision of the United States District Court for the District of New Jersey (the ‘District Court’) in the matter entitled Interfaith Community Organization (ICO), et al. v. Honeywell International Inc., et al., that a predecessor Honeywell site located in Jersey City, New Jersey constituted an imminent and substantial endangerment and ordered Honeywell to conduct the excavation and transport for offsite disposal of approximately one million tons of chromium residue present at the site, as well as the remediation of site-impacted ground water and river sediments. Provisions have been made in our financial statements for the estimated cost of implementation of the excavation and offsite removal remedy, which is expected to be incurred evenly over a five-year period starting in April 2006. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. A groundwater remedial plan has also been proposed for the site and is presently under review. A provision has been made for the estimated costs of the proposal. We are developing a proposed plan for remediation of river sediments for submission later this year and cannot reasonably estimate the costs of that remediation, both because the remediation plan has not been finalized and because numerous third parties could be responsible for an as yet undetermined portion of the ultimate costs of remediating the river sediment.

          The site at issue in the ICO matter is one of twenty-one sites located in Hudson County, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Remedial investigations and activities consistent with the ACO are underway at the other sites (the ‘Honeywell ACO Sites’).

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

          Dundalk Marine Terminal, Baltimore -- Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase is expected to take approximately 18 to 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and the Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility, and that Consent Decree has been filed with and is pending before the Circuit Court for Baltimore County, Maryland. BUILD, a Baltimore community group, together with a local church and two individuals, have intervened and are challenging the Consent Decree. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          The vast majority of the asbestos claimants have voted in favor of NARCO’s Third Amended Plan of Reorganization (NARCO Plan). The Court conducted its evidentiary hearing on confirmation issues on June 5 and 6, 2006. As of the hearing, all significant objections to the NARCO Plan have either been resolved or dismissed. The Court’s confirmation order for NARCO may be delayed, however, due to additional evidentiary requirements relating to the confirmation of a plan of reorganization for one of NARCO’s affiliates. Although we expect the NARCO plan of reorganization and the NARCO trust to be ultimately approved by the Court, no assurances can be given as to the Court’s ruling or the time frame for resolving any appeals of such ruling.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of June 30, 2006 and December 31, 2005 of $1.7 and $1.8 billion, respectively. The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants. Substantially all settlement payments with respect to current claims are expected to be made by the end of 2007. Approximately $90 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of June 30, 2006 and December 31, 2005, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $1.0 and $1.1 billion, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2006, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable that we will recover in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $370 million of coverage under these policies is included in our NARCO-related insurance receivable at June 30, 2006. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. Although Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operation in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through June 30, 2006, we have resolved approximately 87,000 Bendix related asbestos claims including trials covering 122 plaintiffs, which resulted in 116 favorable verdicts. Trials covering six individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, a third is on appeal, and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30, 2006	Year Ended December 31,

		2005		2004

Claims Activity
Claims Unresolved at the beginning of period	79,502	76,348		72,976
Claims Filed during the period	1,963	7,520		10,504
Claims Resolved during the period	(9,291)	(4,366	)(a)	(7,132)

Claims Unresolved at the end of period	72,174	79,502		76,348

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	4,906	4,810		3,534
Other Claims	67,268	74,692		72,814

Total Claims	72,174	79,502		76,348

(a)

Excludes 2,524 claims which were inadvertently included in resolved claims as of December 31, 2005 which had no impact on the recorded values for such claims and has been corrected for purposes of this presentation.

          Approximately 30 percent of the approximately 72,000 pending claims at June 30, 2006 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 72,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed.

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

          We have accrued for the estimated cost of pending Bendix related asbestos claims. The estimate is based on the number of pending claims at June 30, 2006, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. HR&A updates expected settlement values for pending claims during the second quarter each year. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims of which $273 and $377 million are reflected as receivables in our consolidated balance sheet at June 30, 2006 and December 31, 2005, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and friction products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Six Months Ended June 30, 2006

	Bendix	NARCO	Total

Beginning of period	$287	$1,782	$2,069
Accrual for claims filed and defense costs incurred	70	—	70
Asbestos related liability payments	(56)	(105)	(161)
Settlement with plaintiff firm of certain pending asbestos claims	—	32	32
Update of expected resolution values for pending claims	1	—	1

End of period	$302	$1,709	$2,011

Insurance Recoveries for Asbestos Related Liabilities

	Six Months Ended June 30, 2006

	Bendix	NARCO	Total

Beginning of period	$377	$1,096	$1,473
Probable insurance recoveries related to claims filed	9	—	9
Proceeds from sale of insurance receivables	(100)	—	(100)
Insurance receipts for asbestos related liabilities	(32)	(76)	(108)
Insurance receivables settlement	17	—	17
Other	2	—	2

End of period	$273	$1,020	$1,293

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2006	December 31, 2005

Other current assets	$154	$171
Insurance recoveries for asbestos related liabilities	1,139	1,302

	$1,293	$1,473

Accrued liabilities	$520	$520
Asbestos related liabilities	1,491	1,549

	$2,011	$2,069

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

          Warranties and Guarantees – As disclosed in Note 21 to our consolidated financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1,2006 we have issued or are a party to certain direct and indirect guarantees. As of June 30, 2006, there has been no material change to these guarantees.

          The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Six Months Ended June 30,

	2006	2005

Beginning of period	$347	$299
Accruals for warranties/guarantees issued during the period	78	115
Adjustment of pre-existing warranties/guarantees	(17)	(7)
Settlement of warranty/guarantee claims	(58)	(102)

End of period	$350	$305

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners
of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2006, and the related consolidated statement of operations for each of the three and six-month periods ended June 30, 2006 and 2005 and the consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, of shareowners’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 1, 2006, except for the “Accounting Policy Change for Aerospace Sales Incentives” included as part of Note 1 on Form 8-K dated May 31, 2006, we expressed unqualified opinions thereon. Our report included an explanatory paragraph that described a change in accounting policy relating to Aerospace sales incentives to recognize these costs as provided. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP Florham Park, NJ July 20, 2006

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) (Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the quarter and year-to-date ended June 30, 2006. The financial information as of June 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for Aerospace Sales Incentives, adopted effective the first quarter of 2006.

A. RESULTS OF OPERATIONS – SECOND QUARTER 2006 COMPARED WITH SECOND QUARTER 2005

Net Sales

	2006	2005

Net sales	$7,898	$7,028
% change compared with prior period	12%

          The increase in net sales in the second quarter of 2006 compared with the second quarter of 2005 is attributable to the following:

Acquisitions	8%
Divestitures	(1)
Price	1
Volume	4
Foreign Exchange	—

12%

          A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Cost of Products and Services Sold

	2006	2005

Cost of products and services sold	$6,027	$5,503
Gross margin%	23.7%	21.7%

          Gross margin increased by 2 percentage points in the second quarter of 2006 compared with the second quarter of 2005 due primarily to higher margins in our Specialty Materials segment following our acquisition of full ownership of UOP.

Selling, General and Administrative Expenses

	2006	2005

Selling, general and administrative expenses	$1,086	$935
Percent of sales	13.8%	13.3%

          Selling, general and administrative expenses increased by $151 million, or 16 percent, in the second quarter of 2006 compared with the second quarter of 2005 primarily due to the impact of acquisitions in our Automation and Control

Solutions and Specialty Materials segments and a charge of $16 million for stock-based compensation expense following the adoption of FAS No. 123R (see note 11, Stock-Based Compensation).

	2006	2005

Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$118	$145
Decrease compared with prior period	$(27)

          Pension expense decreased by $27 million in the second quarter of 2006 compared with the second quarter of 2005 due to a decrease in the amortization of unrecognized net losses, principally in our U.S. plans, partially offset by pension expense for the Novar and UOP acquisitions, net of divestitures.

(Gain) Loss on Sale of Non-Strategic Businesses

	2006	2005

(Gain) loss on sale of non-strategic businesses	$(3)	$18

          In the second quarter of 2006, the Company sold two non-strategic product lines in our Specialty Materials segment that resulted in a net gain on sale of $3 million.

          The loss on sale of non-strategic businesses of $18 million in the second quarter of 2005 represents a pretax loss of $34 million related to the sale of our Industrial Wax business partially offset by a pretax gain of $16 million for post-closing adjustments related to the sale of our Performance Fibers business in 2004.

Equity in (Income) Loss of Affiliated Companies

	2006	2005

Equity in (income) loss of affiliated companies	$(1)	$(29)

          Equity income decreased by $28 million in the second quarter of 2006 compared with the second quarter of 2005 primarily due to the consolidation of UOP results since our acquisition of full ownership in November 2005.

Other (Income) Expense

	2006	2005

Other (income) expense	$(13)	$(3)

          Other income primarily includes net interest income and foreign exchange gains and losses. Other income increased by $10 million in the second quarter of 2006 compared with the second quarter of 2005, primarily due to the impact of lower net foreign exchange losses compared to the second quarter of 2005.

Interest and Other Financial Charges

	2006	2005

Interest and other financial charges	$94	$86
% change compared with prior period	9%

          Interest and other financial charges increased by $8 million, or 9 percent in the second quarter of 2006 compared with the second quarter of 2005 due principally to higher borrowing costs.

Tax Expense

	2006	2005

Tax expense	$187	$244
Effective tax rate	26.4%	47.1%

          The effective tax rate decreased by 20.7 percentage points in the second quarter of 2006 compared with the second quarter of 2005. This is due principally to the absence of the 2005 one-time tax charge of $155 million for the repatriation of $2.7 billion of foreign earnings, of which $2.2 billion received benefit under the American Jobs Creation Act of 2004, offset, in part, by $64 million of tax benefits associated with the 2005 sale of our Industrial Wax business which had a higher tax basis than book basis. The effective tax rates in both periods were also lower than the statutory rate due in part to benefits from export sales and foreign taxes.

Income From Continuing Operations

	2006	2005

Income from continuing operations	$521	$274
Earnings per share of common stock — assuming dilution	$0.63	$0.33

          The increase of $0.30 per share in the second quarter of 2006 compared with the second quarter of 2005 relates primarily to an increase in segment profit in our Automation and Control Solutions segments and income generated from our acquisition of full ownership of UOP in our Specialty Materials segment, offset by the $16 million charge relating to stock-based compensation in the second quarter of 2006. In addition, in the second quarter of 2005 there was a one-time tax charge of $155 million for the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Income From Discontinued Operations

	2006	2005

Income from discontinued operations	$—	$28
Earnings per share of common stock — assuming dilution	$—	$0.03

          Income from discontinued operations of $28 million, or $0.03 per share, in the second quarter of 2005 relates to the operating results of Indalex, sold in February 2006 and Security Printing business, sold in December 2005.

Review of Business Segments

	Three Months Ended June 30,

	2006	2005

Net Sales
Aerospace	$2,686	$2,651
Automation and Control Solutions	2,766	2,387
Specialty Materials	1,253	795
Transportation Systems	1,193	1,195
Corporate	—	—

	$7,898	$7,028

Segment Profit
Aerospace	$413	$409
Automation and Control Solutions	287	242
Specialty Materials	217	78
Transportation Systems	165	161
Corporate	(48)	(44)

Total segment profit	$1,034	$846

Gain (loss) on sale of non-strategic businesses	3	(18)
Equity in income (loss) of affiliated companies	1	29
Other income	13	3
Interest and other financial charges	(94)	(86)
Stock option expense (A)	(16)	—
Pension and other postretirement benefits (expense) (A)	(118)	(145)
Repositioning and other charges (A)	(115)	(111)

Income from continuing operations before taxes	$708	$518

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2006	2005

Net sales	$2,686	$2,651
% change compared with prior period	1%
Segment profit	$413	$409
% change compared with prior period	1%

Aerospace sales by major customer end-markets for the three months ended June 30, 2006 and 2005 were as follows:

	% of Aerospace Sales		% Change in Sales

Customer End-Markets	2006	2005	2006 Versus 2005

Commercial:
Air transport and regional original equipment	16%	16%	2%
Air transport and regional aftermarket	22	23	(5)
Business and general aviation original equipment	12	10	17
Business and general aviation aftermarket	10	11	(2)
Defense and Space	40	40	2

Total	100%	100%	1

          Aerospace sales increased by 1 percent in the second quarter of 2006 compared with the second quarter of 2005.

          Details regarding the increase in sales by customer end-markets are as follows:

•      Air transport and regional original equipment (OE) sales increased 2 percent primarily reflecting higher aircraft production rates by our air transport (OE) customers partially offset by lower sales to our OE regional customers.

•      Air transport and regional aftermarket sales decreased 5 percent in the second quarter of 2006 compared to the second quarter of 2005 primarily due to the anticipated decline in the sales of upgrades and retrofits of avionics equipment to meet certain 2005 mandated regulatory standards and an unfavorable settlement under a customer maintenance service agreement (compared to a contract gain for a customer maintenance service agreement in the second quarter of 2005). These offset a 4 percent increase in mechanical spare parts, consistent with the increase in air transport and regional global flying hours.

•      Business and general aviation OE sales increased 17 percent due primarily to the continued demand in the business jet end market driven by an increase in new business jet deliveries and continued strong demand in the fractional ownership market. These increases primarily related to sales of Primus Epic integrated avionics systems, and the TFE 731 and HTF 7000 engines.

•      Business and general aviation aftermarket sales declined by 2 percent due to lower sales of mandated upgrades and retrofits of avionics equipment required in the prior year to meet certain 2005 mandated regulatory standards, partially offset by additional sales due to increased engine utilization.

•      Defense and space sales increased 2 percent due to higher defense spending on surface systems, precision guidance and helicopter sales, offset by lower volume of space sales due to delays in project funding.

          Aerospace segment profit increased by 1% percent in the second quarter of 2006 compared with the second quarter of 2005 due primarily to sales volume growth and the cost savings realized from the Aerospace reorganization, offset by lower mandate sales that typically have higher margins, increases in engineering spending on commercial development programs and an unfavorable settlement under a customer maintenance service agreement (compared to a contract gain recognized for a customer maintenance service agreement in the second quarter of 2005).

Automation and Control Solutions

	2006	2005

Net sales	$2,766	$2,387
% change compared with prior period	16%
Segment profit	$287	$242
% change compared with prior period	19%

          Automation and Control Solutions (“ACS”) sales increased by 16 percent in the second quarter of 2006 compared with the second quarter of 2005, with 9 percent organic growth and growth from acquisitions (net of divestitures) of 7 percent. All of ACS’s businesses contributed to the growth in the quarter.

          Organic sales growth increased by 7 percent in the ACS products businesses, primarily due to strong customer demand in our security products business and increased sales of new products in our Sensing and Control business. Organic sales increased by 12 percent in the solutions businesses, primarily driven by strong sales in emerging markets for our process solutions business and higher service volume in our building solutions business.

          Automation and Control Solutions segment profit increased by 19% percent in the second quarter of 2006 compared with the second quarter of 2005 due principally to increased organic volume growth, higher productivity savings and the impact of acquisitions, partially offset by higher increased raw material and energy costs in our manufacturing process, higher amortization expense for intangible assets and costs incurred on our ERP implementation.

Specialty Materials

	2006	2005

Net sales	$1,253	$795
% change compared with prior period	58%
Segment profit	$217	$78
% change compared with prior period	178%

          Specialty Materials sales increased by 58 percent in the second quarter of 2006 compared with the second quarter of 2005 due to organic sales growth of 11 percent and 47 percent growth from our UOP acquisition, net of divestitures.

          UOP sales were consolidated into the Specialty Materials segment following our acquisition of the remaining 50 percent interest in UOP in November 2005. Prior to that date, UOP results were included in equity income from affiliates. Strong UOP sales in the second quarter of 2006 were due to increased volume for catalysts for several large projects and high royalty revenues due to meeting key project milestones.

          Organic growth of 11 percent was primarily due to higher volume and prices. Sales in our Fluorine Products business increased by 9 percent due to continued strong demand for non-ozone depleting HFC products. Organic growth in our Resins and Chemicals business was 6 percent, primarily due to price increases that offset increased raw material costs. Specialty Products sales increased due to higher sales to our customers in the semi-conductor industry and sales of our advanced fiber body armor products.

          Specialty Materials segment profit increased by 178 percent in the second quarter of 2006 compared with the second quarter of 2005 due principally to the impact of acquisitions, net of divestitures of $114 million and increased organic volume growth. Price increases offset the impact of continued inflation in raw material costs, primarily phenol.

Transportation Systems

	2006	2005

Net sales	$1,193	$1,195
% change compared with prior period	—
Segment profit	$165	$161
% change compared with prior period	2%

          Transportation Systems sales were flat in the second quarter of 2006 compared with the second quarter of 2005. Turbo sales increased by 5 percent compared to the second quarter of 2005, reflecting an increase in sales in Europe due to higher sales of newer technology platforms, an increase in Asia sales as a result of new product introductions and flat sales in North America. Sales for our Consumer Products Group business decreased by 7 percent as a result of reduced consumer spending in North America on automotive aftermarket products due to high gasoline prices which reduced miles driven. The decrease was also due to our exit of the North America friction materials OE business.

          Transportation Systems segment profit increased by 2 percent in the second quarter of 2006 compared with the second quarter of 2005 primarily due to cost savings from productivity actions and the benefits of prior year restructuring actions offsetting inflation, including that in raw material costs.

B. RESULTS OF OPERATIONS – SIX MONTHS 2006 COMPARED WITH SIX MONTHS 2005

Net Sales

	2006	2005

Net sales	$15,139	$13,477
% change compared with prior period	12%

          The increase in net sales in the first six months of 2006 compared with the first six months of 2005 is attributable to the following:

Acquisitions	9%
Divestitures	(1)
Price	1
Volume	4
Foreign Exchange	(1)

12%

          A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Cost of Products and Services Sold

	2006	2005

Cost of products and services sold	$11,627	$10,585
Gross margin %	23.2%	21.5%

          Gross margin increased by 1.7 percentage points in the first six months of 2006 compared with the first six months of 2005 due primarily to higher margins in our Specialty Materials segment following our acquisition of full ownership of UOP.

Selling, General and Administrative Expenses

	2006	2005

Selling, general and administrative expenses	$2,088	$1,789
Percent of sales	13.8%	13.3%

          Selling, general and administrative expenses increased by $299 million, or 17 percent, in the first six months of 2006 compared with the first six months of 2005 primarily due to the impact of acquisitions in our Automation and Control Solutions and Specialty Materials segments and a charge of $41 million for stock-based compensation expense following the adoption of FAS No. 123R (see note 11, Stock-Based Compensation).

	2006	2005

Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$244	$282
Decrease compared with prior period	$(38)

          Pension expense decreased by $40 million in the first six months of 2006 compared with the first six months of 2005 due to a decrease in the amortization of unrecognized net losses, principally in our U.S. plans, partially offset by pension expense for the Novar and UOP acquisitions, net of divestitures.

(Gain) Loss on Sale of Non-Strategic Businesses

	2006	2005

(Gain) loss on sale of non-strategic businesses	$(3)	$10

          Gain on sale of non-strategic businesses of $3 million in the first six months of 2006 represented gains for the sale of two non-strategic product lines in our Specialty Materials segment. Loss on sale of non-strategic businesses of $10 million in the first six months of 2005 represents a pretax loss of $34 million related to the sale of our Industrial Wax business partially offset by pretax gains for post-closing adjustments related to the sales of our Performance Fibers and Security Monitoring businesses of $16 and $8 million, respectively.

Equity in (Income) Loss of Affiliated Companies

	2006	2005

Equity in (income) loss of affiliated companies	$1	$(60)

          Equity income decreased by $61 million in the first six months of 2006 compared with the first six months of 2005 primarily due to the consolidation of results for UOP since our acquisition of full ownership of UOP in November 2005. In the first quarter of 2006, there was a loss due to expenses incurred from an unfavorable contract in a Specialty Materials joint venture.

Other (Income) Expense

	2006	2005

Other (income) expense	$(40)	$(27)

          Other income increased by $13 million in the first six months of 2006 compared with the first six months of 2005. This is due to the gain on sale of land in our Specialty Materials segment and the impact of lower net foreign exchange losses offset by a decrease in interest income due to lower cash balances.

Interest and Other Financial Charges

	2006	2005

Interest and other financial charges	$183	$177
% change compared to prior period	3%

          Interest and other financial charges increased by $6 million, or 3 percent in the first six months of 2006 compared with the first six months of 2005 due principally to higher debt balances held.

Tax Expense

	2006	2005

Tax expense	$331	$371
Effective tax rate	25.8%	37.0%

          The effective tax rate decreased by 11.2 percentage points in the first six months of 2006 compared with the first six months of 2005. This is due principally to the absence of the 2005 one-time tax charge of $155 million for the repatriation of $2.7 billion of foreign earnings, of which $2.2 billion received benefit under the American Jobs Creation Act of 2004, offset, in part, by $64 million of tax benefits associated with the 2005 sale of our Industrial Wax business which had a higher tax basis than book basis. Also, the first six months of 2006 benefited from a favorable resolution of a non-U.S. tax audit in the first quarter.

          The effective tax rates in both periods were lower than the statutory rate due in part to benefits from export sales and foreign taxes.

Income From Continuing Operations

	2006	2005

Income from continuing operations	$952	$632
Earnings per share of common stock – assuming dilution	$1.14	$0.75

          The increase of $0.39 per share in the first six months of 2006 compared with the first six months of 2005 relates primarily to an increase in segment profit in our Aerospace and Automation and Control Solutions segments and income generated from our acquisition of full ownership of UOP in our Specialty Materials segment, offset by the impact of stock-based compensation expense of $41 million in the first months of 2006. In addition, in the second quarter of 2005 there was a one-time tax charge of $155 million for the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Income From Discontinued Operations

	2006	2005

Income from discontinued operations	$5	$28
Earnings per share of common stock – assuming Dilution	$0.01	$0.03

          Income from discontinued operations in the first six months of 2006 relates to the operating results of the Indalex business which was sold in February 2006. Income from discontinued operations in the first six months of 2005 relates to the operating results of the Indalex business and the Security Printing business which was sold in December 2005.

Review of Business Segments

	Six Months Ended June 30,

	2006	2005

Net Sales
Aerospace	$5,315	$5,151
Automation and Control Solutions	5,131	4,379
Specialty Materials	2,405	1,596
Transportation Systems	2,288	2,351
Corporate	—	—

	$15,139	$13,477

Segment Profit
Aerospace	$853	$787
Automation and Control Solutions	508	443
Specialty Materials	379	137
Transportation Systems	307	316
Corporate	(93)	(88)

Total segment profit	$1,954	$1,595

Gain (loss) on sale of non-strategic businesses	3	(10)
Equity in income (loss) of affiliated companies	(1)	60
Other income	40	27
Interest and other financial charges	(183)	(177)
Stock option expense (A)	(41)	—
Pension and other postretirement benefits (expense) (A)	(244)	(282)
Repositioning and other charges (A)	(245)	(210)

Income from continuing operations before taxes	$1,283	$1,003

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	2006	2005

Net sales	$5,315	$5,151
% change compared with prior period	3%
Segment profit	$853	$787
% change compared with prior period	8%

          Aerospace sales by major customer end-markets for the six months ended June 30, 2006 and 2005 were as follows:

	% of Aerospace Sales		% Change in Sales

Customer End-Markets	2006	2005	2006 Versus 2005

Commercial:
Air transport and regional original equipment	17%	15%	10%
Air transport and regional aftermarket	22	23	(1)
Business and general aviation original equipment	11	10	19
Business and general aviation aftermarket	10	11	(2)
Defense and Space	40	41	—

Total	100%	100%	3

          Aerospace sales increased by 3 percent in the first six months of 2006 compared with the first six months of 2005 due primarily to higher volumes.

          Details regarding the net increase in sales by customer end-markets are as follows:

•     Air transport and regional original equipment (OE) sales increased 10 percent primarily reflecting higher aircraft production rates by our air transport (OE) customers partially offset by lower sales to our OE regional customers.

•     Air transport and regional aftermarket sales decreased 1 percent primarily due to the anticipated decline in the sales of upgrades and retrofits of avionics equipment to meet certain 2005 mandated regulatory standards, an unfavorable settlement under a customer maintenance service agreement (compared to a contract gain for a customer maintenance service agreement in the second quarter of 2005) and writedowns of certain customer related balances. These offset a 6 percent increase in mechanical spare parts consistent with the increase in air transport and regional global flying hours.

•     Business and general aviation OE sales increased 19 percent due primarily to the continued demand in the business jet end market as evidenced by an increase in new business jet deliveries and high demand in the fractional ownership market. These increases primarily related to sales of Primus Epic integrated avionics systems, and the TFE 731 and HTF 7000 engines.

•     Business and general aviation aftermarket sales declined by 1 percent due to lower sales of mandated upgrades and retrofits of avionics equipment required in the prior year to meet certain 2005 mandated regulatory standards, partially offset by additional sales due to increased engine utilization.

• Defense and space sales were flat due to higher defense spending for surface and aircraft sales, offset by lower volume of space sales due to delays in project funding.

          Aerospace segment profit increased by 8% percent in the first six months of 2006 compared with the first six months of 2005 due primarily to sales volume growth and the cost savings realized from the Aerospace reorganization, partially offset by lower mandate sales that typically have higher margins, increases in engineering spending on commercial development programs and an unfavorable settlement under a customer maintenance service agreement (compared to a contract gain for a customer maintenance service agreement in the second quarter of 2005), and write-downs of certain customer related balances.

Automation and Control Solutions

	2006	2005

Net sales	$5,131	$4,379
% change compared with prior period	17%
Segment profit	$508	$443
% change compared with prior period	15%

          Automation and Control Solutions sales increased by 17 percent in the first six months of 2006 compared with the first six months of 2005 due to organic sales growth of 7 percent and 10 percent growth from acquisitions.

          Organic sales growth increased by 7 percent in the ACS products businesses, primarily due to strong customer demand in our security and life-safety businesses. Organic sales increased by 6 percent in our solutions businesses, primarily driven by strong sales in emerging markets for our process solutions business and higher service volume in our building solutions business.

          Automation and Control Solutions segment profit increased by 15 percent in the first six months of 2006 compared with the first six months of 2005 due principally to increased organic volume growth, the impact of acquisitions and higher productivity savings, partially offset by increased raw material and energy costs in our manufacturing process, increased amortization costs for intangible fixed assets, expenses incurred for our ERP implementation and a contract loss experienced on a Building Solutions project.

Specialty Materials

	2006	2005

Net sales	$2,405	$1,596
% change compared with prior period	51%
Segment profit	$379	$137
% change compared with prior period	177%

          Specialty Materials sales increased by 51 percent in the first six months of 2006 compared with the first six months of 2005 due to organic sales growth of 9 percent and 42 percent growth from our UOP acquisition, net of divestitures.

          UOP sales were consolidated into the Specialty Materials segment following our acquisition of the remaining 50 percent interest in UOP in November 2005. Prior to that date, UOP results were included in equity income from affiliates. Strong UOP sales in the first half of 2006 were due to increased volume for catalysts for several large projects and high royalty revenues due to meeting key project milestones.

          Organic growth was 9 percent primarily due to higher volume and prices. Sales in our Fluorine Products business increased by 9 percent due to continued strong demand for non-ozone depleting HFC products. Organic growth in our Resins and Chemicals business was 5 percent, primarily due to price increases passed through to customers that offset increased raw material cost. Specialty Products sales increased 12 percent due to higher sales to our customers in the semi-conductor industry and increased sales of our advanced fiber body armor.

          Specialty Materials segment profit increased by 177 percent in the first half of 2006 compared with the first half of 2005 due principally to the impact of acquisitions, net of divestitures of $193 and increased organic growth. Price increases offset the impact of continued inflation in raw material costs, primarily phenol and natural gas.

Transportation Systems

	2006	2005

Net sales	$2,288	$2,351
% change compared with prior period	(3)%
Segment profit	$307	$316
% change compared with prior period	(3)%

          Transportation Systems sales decreased by 3 percent in the first six months of 2006 compared with the first six months of 2005. Sales for our Turbo Technologies business were 1 percent higher compared to 2005, principally due to the negative impact of foreign exchange offsetting an increase in sales of newer technology platforms in Europe, and an increase in Asia as a result of new product introductions.

          Sales for our Consumer Products Group business decreased by 7 percent as a result of exiting the North America friction materials OE business, and a reduction in consumer spending in North America for automotive aftermarket products largely driven by higher gasoline prices which reduced miles driven.

          Transportation Systems segment profit decreased by 3 percent in the first six months of 2006 compared with the first six months of 2005 due primarily to lower sales and inflation, including that in raw material costs, offset by productivity actions and the benefits of prior year restructuring actions.

Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Severance	$23	$55	$47	$83
Asset impairments	—	2	—	4
Exit costs	2	2	4	6
Reserve adjustments	(7)	(8)	(9)	(14)

Total net repositioning charge	18	51	42	79

Asbestos related litigation charges, net of insurance	49	(20)	77	14
Other probable and reasonably estimable environmental liabilities	48	63	110	102
Business impairment charges	—	18	9	18
Other	—	11	7	9

Total net repositioning and other charges	$115	$123	$245	$222

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Cost of products and services sold	$115	$115	$245	$217
Selling, general and administrative expenses	—	(4)	—	(7)
Equity in (income) loss of affiliated companies	—	2	—	2
Other (income) expense	—	10	—	10

	$115	$123	$245	$222

          The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005		2006	2005

Aerospace	$2	$18		$3	$20
Automation and Control Solutions	10	26		19	41
Specialty Materials	(1)	20		6	22
Transportation Systems	24	(10	)(a)	66	(20	)(b)
Corporate	80	69		151	159

	$115	$123		$245	$222

(a)	Amount includes a repositioning charge of $10 million and a net asbestos related credit of $20 million.

(b)	Amount includes a repositioning charge of $18 million and a net asbestos related credit of $38 million.

          In the second quarter of 2006, we recognized a repositioning charge of $25 million primarily for severance costs related to workforce reductions of 482 manufacturing and administrative positions mainly in our Aerospace, Automation and Control Solutions and Transportation Systems reportable segments. Also, during the second quarter of 2006, $7 million of previously established accruals, primarily for severance at our Aerospace and Specialty Materials reportable segments were returned to income due primarily to changes in the scope of previously announced severance programs.

          In the first quarter of 2006, we recognized a repositioning charge of $26 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

          In the second quarter of 2005, we recognized a repositioning charge of $59 million primarily for severance costs related to workforce reductions of 1,395 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems reportable segments. Also, during the second quarter of 2005, $8 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities is comprised primarily of excise taxes relating to an executive severance amount previously paid which were determined in the second quarter to no longer be payable.

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

          The 2005 and 2006 repositioning actions will generate incremental pretax savings of approximately $185 million in 2006 compared with 2005 principally from planned workforce reductions. Cash spending for severance and other exit costs necessary to execute these actions were $98 million in the six months ended June 30, 2006 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute these and prior actions will approximate $150 million in 2006 and will be funded through operating cash flows.

          In the second quarter of 2006, we recognized a charge of $48 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $49 million, primarily for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2006 including an update of expected resolution values with respect to claims pending as of June 30, 2006, net of probable insurance recoveries. The asbestos related charge also included the net effect of the settlement of certain NARCO related pending asbestos claims and a Bendix related insurance settlement. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the first quarter of 2006, we recognized a charge of $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $28 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2006, net of probable insurance recoveries. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies. We recognized impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment. We also recognized other charges of $7 million related primarily to a property damage litigation matter in our Corporate reportable segment.

          In the second quarter of 2005, we recognized a charge of $63 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a net credit of $20 million consisting of a reduction in the Bendix related net asbestos liability of $70 million related to an update of expected resolution values with respect to claims pending as of June 30, 2005, partially offset by a charge of $50 million for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2005, net of probable insurance recoveries, and for the write-off of a Bendix related insurance receivable. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies. We recognized an impairment charge of $18 million related principally to the write-down of property, plant and equipment held and used in our Chemicals business in our Specialty Materials reportable segment. We also recognized a charge of $11 million primarily related to the modification of a lease agreement for the Corporate headquarters facility.

          In the first quarter of 2005, we recognized a charge of $39 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million, primarily for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2005, net of probable insurance recoveries. The asbestos related charge also included the net effect of a settlement of certain NARCO pending asbestos claims, a Bendix related structured insurance settlement and write-offs of certain Bendix related insurance receivables. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

C.  LIQUIDITY AND CAPITAL RESOURCES

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

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005, are summarized as follows:

	2006	2005

Cash provided by (used for):
Operating activities	$1,174	$898
Investing activities	(259)	(1,890)
Financing activities	(741)	(595)
Effect of exchange rate changes on cash	16	(70)

Net increase (decrease) in cash and cash equivalents	$190	$(1,657)

          Cash provided by operating activities increased by $ 276 million during the first six months of 2006 compared with the first six months of 2005 primarily due to increased earnings and the favorable impact of foreign exchange, lower cash payments for asbestos of $119 million, receipt of $100 million from the sale of a portion of an insurance receivable, $93 million receipt for an arbitration award relating to raw material pricing in our Specialty Materials segment partially offset by increased working capital usage of $178 million (primarily driven by higher inventory and receivable balances, offset by proceeds of $58 million from the sale of a long-term receivable) higher cash tax payments of $162 million and higher pension and postretirement payments of $88 million.

          Cash used for investing activities decreased by $1,631 million during the first six months of 2006 compared with the first six months of 2006 due primarily to lower spending for acquisitions, partially offset by lower proceeds from maturities of investment securities. In 2006, cash paid for acquisitions, net of cash acquired was $608 million primarily for First Technologies and Gardiner Groupe, compared to $1,938 million in 2005, primarily for Novar. The cost of acquisitions was offset by the cash received for divestitures. Sale proceeds from divestitures increased by $544 million in the first six months of 2006 compared with the first six months of 2005, primarily due to the sale of Indalex in February for $425 million and First Technology Safety & Analysis business (FTSA) for $93 million. In 2005 spending on acquisitions was partially offset by proceeds of $285 million from maturities of investment securities.

          Cash used for financing activities increased by $146 million during the first six months of 2006 compared with the first six months of 2005 due primarily to the repurchase of $828 million of common stock in the first six months of 2006, offset by a $356 million reduction for the payment of debt assumed with acquisitions.

Liquidity

          On April 27, 2006 Honeywell entered into a $2.3 billion Five-Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregated amount not to exceed $3 billion. The Credit Agreement replaces the previously reported $1 billion five year credit agreement dated as of October 22, 2004, and $1.3 billion five year credit agreement dated as of November 26, 2003 (the “Prior Agreements”). There have been no borrowings under the Credit Agreement. No borrowings were outstanding at any time under either of the Prior Agreements. The Credit Agreement does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants.

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

          During the first quarter of 2006, the Company made a cash tender offer and repurchased $225 million of its $500 million 5.125% Notes due November 2006. The costs relating to the early redemption of the Notes was immaterial.

D. OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of June 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1,2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for Aerospace Sales Incentives, adopted effective the first quarter of 2006.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 8-K filed on June 1, 2006.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our 2005 Annual Report on Form 10-K (Item 7A). As of June 30, 2006, there has been no material change in this information.

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

          Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

          As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride which resulted in an employee fatality, and an employee exposure to hydrofluoric acid. Honeywell has been served with several civil lawsuits regarding these incidents, for which we believe we have adequate insurance coverage. In addition, the United States Environmental Protection Agency (USEPA) and the United States Department of Justice (USDOJ) are conducting investigations of these incidents, including a federal grand jury convened to investigate the employee fatality. Honeywell has been informed by the USDOJ that it is a target of the grand jury investigation. If we are ultimately charged with wrongdoing, the Baton Rouge facility could be deemed ineligible to supply products or services under government contracts pending the completion of legal proceedings. Although the outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

          Honeywell is a defendant in a lawsuit filed by the Arizona Attorney General’s Office on behalf of the Arizona Department of Environmental Quality (ADEQ). The complaint alleges failure to make required disclosures, as well as unrelated environmental violations. Honeywell believes that the allegations in this matter are without merit and intends to vigorously defend against this lawsuit. ADEQ’s most significant allegations have been dismissed over the course of the proceedings. In any event, we do not believe that this matter will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended June 30, 2006:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

April 2006	2,600,000	$43.20	2,600,000	$2,168
May 2006	5,400,000	$43.24	5,400,000	$1,935
June 2006	4,100,000	$38.37	4,100,000	$1,778

          As previously reported, the Company’s Board of Directors has authorized the company to repurchase up to $3 billion of its common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareowners of Honeywell held on April 24, 2006, the following matters set forth in our Proxy Statement dated March 13, 2006, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors with the respective votes set forth opposite their names:

	FOR	WITHHELD

Gordon M. Bethune	690,268,674	35,073,775
Jaime Chico Pardo	694,480,950	30,861,499
David M. Cote	687,297,784	38,044,665
D. Scott Davis	696,502,736	28,839,712
Linnet F. Deily	695,492,935	29,849,514
Clive R. Hollick	692,126,551	33,215,898
James J. Howard	695,053,850	30,288,599
Bruce Karatz	675,074,147	50,268,302
Russell E. Palmer	689,252,170	36,090,279
Ivan G. Seidenberg	686,147,732	39,194,717
Bradley T. Sheares	692,468,476	32,873,973
Eric K. Shinseki	695,569,751	29,772,698
John R. Stafford	643,448,206	81,894,243
Michael W. Wright	694,432,054	30,910,395

2.

A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2006 was approved, with 698,678,189 votes cast FOR, 15,926,945 votes cast AGAINST, and 10,736,575 abstentions;

3.	A proposal regarding approval of the 2006 Stock Incentive Plan was approved, with 526,667,593 votes cast FOR, 78,772,575 votes cast AGAINST, 17,997,027 abstentions and 101,905,253 broker non-votes;

4.

A proposal regarding approval of the 2006 Stock Plan for Non-Employee Directors was approved, with 510,446,043 votes cast FOR, 92,955,052 votes cast AGAINST, 20,036,500 abstentions and 101,904,853 broker non-votes;

5.	A shareowner proposal regarding a majority vote of directors was not approved, with 306,591,234 votes cast FOR, 288,373,779 votes cast AGAINST, 28,471,750 abstentions and 101,905,685 broker non-votes;

6.

A shareowner proposal regarding a shareholder vote on directors’ compensation was not approved, with 64,217,711 votes cast FOR, 542,639,506 votes cast AGAINST, 16,579,303 abstentions and 101,905,928 broker non-votes;

7.

A shareowner proposal regarding the recouping of unearned management bonuses was not approved, with 302,140,725 votes cast FOR, 299,135,687 votes cast AGAINST, 22,161,016 abstentions and 101,905,020 broker non-votes;

8.

A shareowner proposal regarding Onondaga Lake environmental pollution was not approved, with 45,903,193 votes cast FOR, 520,183,863 votes cast AGAINST, 57,353,213 abstentions and 101,902,179 broker non-votes;

9.

A shareowner proposal regarding a separate vote on golden payments was not approved, with 253,172,681 votes cast FOR, 356,303,842 votes cast AGAINST, 13,960,242 abstentions and 101,905,683 broker non-votes.

ITEM 5. OTHER MATTERS

          As disclosed in Item 4 above, at the Annual Meeting of Shareowners held on April 24, 2006, our shareowners approved the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “ Employee Stock Plan”). A summary of the material terms of the Employee Stock Plan is contained in our definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2006 and is incorporated herein by reference. Such summary is qualified in its entirety by the Employee Stock Plan, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

          As disclosed in Item 4 above, at the Annual Meeting of Shareowners held on April 24, 2006, our shareowners approved the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “Director Stock Plan”). A summary of the material terms of the Director Stock Plan is contained in our definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2006 and is incorporated herein by reference. Such summary is qualified in its entirety by the Director Stock Plan, which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 55 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 20, 2006	By:	/s/ Thomas A. Szlosek

Thomas A. Szlosek Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10.1

$2.3 Billion Five-Year Credit Agreement dated as of April 27, 2006 among Honeywell International Inc., the initial lenders therein, Citicorp USA, Inc., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch and UBS Securities LLC, as documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and co-book managers (filed herewith)

10.2*

2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 13, 2006, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)

10.3*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates - Form of Award Agreement (filed herewith)

10.4*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates - Form of Restricted Unit Agreement (filed herewith)

10.5*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates - Form of Growth Plan Agreement (filed herewith)

10.6*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Honeywell’s Proxy Statement, dated March 13, 2006, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)

10.7*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. - Form of Option Agreement (filed herewith)

10.8*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. - Form of Restricted Stock Agreement (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Omitted (Inapplicable)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 7 to the consolidated financial statements in this report.