Form 10-Q
period 2006-09-30
HONEYWELL INTERNATIONAL INC
filed 2006-10-19
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-8974

Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2640650
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

101 Columbia Road Morris Township, New Jersey	07962
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer   X   Accelerated filer ___ Non-Accelerated filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   X

There were 816,509,798 shares of Common Stock outstanding at September 30, 2006.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2005.

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for the Aerospace Sales Incentives, adopted effective the first quarter of 2006.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions, except per share amounts)

Product sales	$6,334	$5,594	$18,521	$16,410
Service sales	1,618	1,306	4,570	3,967
Net sales	7,952	6,900	23,091	20,377

Costs, expenses and other
Cost of products sold	4,973	4,340	14,470	13,020
Cost of services sold	1,138	962	3,268	2,867
	6,111	5,302	17,738	15,887
Selling, general and administrative expenses	1,037	982	3,125	2,771
(Gain) loss on sale of non-strategic businesses	—	(21)	(3)	(11)
Equity in (income) loss of affiliated companies	4	(22)	5	(82)
Other (income) expense	(31)	—	(71)	(27)
Interest and other financial charges	97	83	280	260
	7,218	6,324	21,074	18,798

Income from continuing operations before taxes	734	576	2,017	1,579
Tax expense	193	149	524	520
Income from continuing operations	541	427	1,493	1,059
Income from discontinued operations, net of taxes	—	37	5	65
Net income	$541	$464	$1,498	$1,124

Earnings per share of common stock- basic:
Income from continuing operations	$0.66	$0.50	$1.81	$1.24
Income from discontinued operations	—	0.04	0.01	0.08
Net income	$0.66	$0.54	$1.82	$1.32

Earnings per share of common stock-assuming dilution:
Income from continuing operations	$0.66	$0.50	$1.80	$1.24
Income from discontinued operations	—	0.04	0.01	0.08
Net income	$0.66	$0.54	$1.81	$1.32

Cash dividends per share of common stock	$0.226875	$0.20625	$0.680625	$0.61875

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2006	2005
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,415	$1,234
Accounts, notes and other receivables	5,723	5,017
Inventories	3,734	3,401
Deferred income taxes	1,101	1,243
Other current assets	498	542
Assets held for disposal	64	525
Total current assets	12,535	11,962

Investments and long-term receivables	351	370
Property, plant and equipment – net	4,713	4,658
Goodwill	8,335	7,660
Other intangible assets – net	1,313	1,173
Insurance recoveries for asbestos related liabilities	1,140	1,302
Deferred income taxes	622	730
Prepaid pension benefit cost	2,665	2,716
Other assets	1,030	1,062
Total assets	$32,704	$31,633

LIABILITIES
Current liabilities:
Accounts payable	$3,222	$2,886
Short-term borrowings	71	275
Commercial paper	375	754
Current maturities of long-term debt	1,055	995
Accrued liabilities	5,357	5,359
Liabilities related to assets held for disposal	6	161
Total current liabilities	10,086	10,430

Long-term debt	3,909	3,082
Deferred income taxes	551	334
Postretirement benefit obligations other than pensions	1,745	1,786
Asbestos related liabilities	1,469	1,549
Other liabilities	3,623	3,690

SHAREOWNERS’ EQUITY
Capital – common stock issued	958	958
– additional paid-in capital	3,725	3,626
Common stock held in treasury, at cost	(5,635)	(5,027)
Accumulated other comprehensive income (loss)	105	(25)
Retained earnings	12,168	11,230
Total shareowners’ equity	11,321	10,762

Total liabilities and shareowners’ equity	$32,704	$31,633

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,498	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	596	490
Repositioning and other charges	350	332
Severance and exit cost payments	(120)	(105)
Environmental payments	(182)	(158)
Proceeds from sale of insurance receivable	100	—
Insurance receipts for asbestos related liabilities	134	110
Asbestos related liability payments	(267)	(418)
Stock option expense	61	—
Pension and other postretirement benefits expense	344	423
Pension and other postretirement benefit payments	(258)	(145)
Undistributed earnings of equity affiliates	10	8
(Gain) loss on sale of non-strategic assets and businesses	(19)	(11)
Deferred income taxes	423	74
Other	11	45
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(545)	(273)
Inventories	(265)	(86)
Other current assets	(6)	20
Accounts payable	215	(31)
Accrued liabilities	(110)	204
Net cash provided by operating activities	1,970	1,603

Cash flows from investing activities:
Expenditures for property, plant and equipment	(433)	(456)
Proceeds from disposals of property, plant and equipment	45	39
Proceeds from investments	—	285
Cash paid for acquisitions, net of cash acquired	(623)	(1,961)
Proceeds from sales of businesses, net of fees paid	579	35
Net cash (used for) investing activities	(432)	(2,058)

Cash flows from financing activities:
Net (decrease)/increase in commercial paper	(385)	205
Net (decrease)/increase in short-term borrowings	(215)	9
Payment of debt assumed with acquisitions	(346)	(702)
Proceeds from issuance of common stock	278	134
Proceeds from issuance of long-term debt	1,239	—
Payments of long-term debt	(371)	(148)
Repurchases of common stock	(1,020)	(579)
Cash dividends on common stock	(560)	(528)
Net cash (used for) financing activities	(1,380)	(1,609)

Effect of foreign exchange rate changes on cash and cash equivalents	23	(70)

Net increase/(decrease) in cash and cash equivalents	181	(2,134)
Cash and cash equivalents at beginning of period	1,234	3,586
Cash and cash equivalents at end of period	$1,415	$1,452

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine month periods ended September 30, 2006 should not necessarily be taken as indicative of the results of operation that may be expected for the entire year.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine month periods ended September 30, 2006 and 2005 were September 30, 2006 and October 1, 2005, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.Honeywell.com under the heading “Investor Relations”.

The financial information as of September 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for Aerospace Sales Incentives, adopted effective the first quarter of 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 11 “Stock-Based Compensation Plans”.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This pronouncement applies to all voluntary changes in accounting principle and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company changed its accounting policy for Aerospace Sales Incentives in the first quarter of 2006. As a result of the adoption of this accounting pronouncement the Company has revised previously reported financial information, which is included in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy. The effect of the accounting change on previously reported financial information for the three months ended September 30, 2005 was a $1 million increase in product sales, an $11 million increase in cost of products sold, a $6 million reduction in income from continuing operations and net income and a $0.01 reduction on earnings per share. The effect of the accounting change on previously reported financial information for the nine months ended September 30, 2005 was a $1 million reduction in product sales, a $17 million increase in cost of products sold, a $11 million reduction in income from continuing operations and net income and a $0.01 reduction on earnings per share.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension and postretirement medical plans as of December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension and postretirement medical benefits, which would result in an estimated decrease to shareowners’ equity of approximately $2.0 billion, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at December 31, 2006.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

NOTE 3. Acquisitions and Divestitures

In November 2005, the Company acquired the remaining 50 percent of UOP LLC giving Honeywell full ownership of the entity. The aggregate value of the purchase price was approximately $825 million, including the assumption of approximately $115 million of outstanding debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $339 million to identifiable intangible assets, predominantly existing technology, which is being amortized over 15 years on a straight-line basis and trade names, which are not being amortized. The excess of the purchase price over the estimated fair values of net assets acquired approximating $336 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. Following this acquisition, which is being accounted for by the purchase method, the financial information for UOP has been consolidated into the Specialty Materials segment. Prior to that date, UOP was not consolidated and its results of operations for the 50 percent share that the Company owned were included in equity income of affiliated companies.

In February 2006, the Company completed the sale of Indalex Aluminum Solutions (Indalex) to an affiliate of the private investment firm Sun Capital Partners, Inc. for $425 million in cash. Indalex was part of the Novar acquisition and was considered a non-core business. Indalex had been classified as held for sale in the December 31, 2005 balance sheet and its results had been presented as discontinued operations for periods from the date of acquisition through the date of sale.

In March 2006, the Company closed the acquisition of First Technology p1c, a U.K publicly listed company. The aggregate value of the purchase price was approximately $723 million, including the assumption of approximately $217 million of outstanding debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned

$190 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 2 to 15 years using straight-line and accelerated amortization periods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $477 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through September 30, 2006 are consolidated in the Automation and Control Solutions segment and were not material to the consolidated financial statements. In May 2006, the Company completed the sale of the non-strategic First Technology Safety & Analysis business (FTSA) for $93 million which was accounted for as part of the purchase price allocation.

In May 2006, the Company closed the acquisition of Gardiner Groupe, a privately held company. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values and lives at the acquisition date. The Company has assigned $47 million to identifiable intangible assets, predominantly customer relationships and trademarks. These intangible assets are being amortized over their estimated lives which range from 3 to 15 years using straight-line and accelerated amortization periods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $127 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through September 30, 2006 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

As of September 30, 2006, the purchase accounting for these acquisitions is still subject to final adjustment primarily for amounts allocated to other intangible assets based on preliminary valuation studies performed by a third-party valuation expert and for certain pre-acquisition contingencies.

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Severance	$8	$111	$55	$194
Asset impairments	8	—	8	4
Exit costs	—	5	4	11
Adjustments	(1)	(6)	(10)	(20)
Total net repositioning charge	15	110	57	189

Asbestos related litigation charges, net of insurance	33	32	110	46
Other probable and reasonably estimable environmental liabilities	58	31	168	133
Arbitration award related to phenol supply agreement	(17)	(67)	(17)	(67)
Business impairment charges	—	4	9	22
Other	16	—	23	9
Total net repositioning and other charges	$105	$110	$350	$332

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005
Cost of products and services sold	$105	$60	(a)	$350	$277	(a)
Selling, general and administrative expenses	—	50		—	43
Equity in (income) loss of affiliated companies		—		—	2
Other (income) expense	—	—		—	10
	$105	$110		$350	$332

(a)	Amount includes a credit of $17 and $67 million in 2006 and 2005, respectively, for an arbitration award related to a phenol supply agreement.

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005
Aerospace	$—	$72		$3	$92
Automation and Control Solutions	—	17		19	58
Specialty Materials	(2)	(62)	(a)	4	(40)	(a)
Transportation Systems	34	47		100	27
Corporate	73	36		224	195
	$105	$110		$350	$332

(a)	Includes a credit of $17 and $67 million in 2006 and 2005, respectively, for an arbitration award related to a phenol supply agreement.

In the third quarter of 2006, we recognized a repositioning charge of $16 million consisting of severance costs of $8 million related to workforce reductions of 124 manufacturing and administrative positions and $8 million for the write-down of property, plant and equipment related to exiting a tolling arrangement with a vendor. The total repositioning charge related principally to businesses in our Specialty Materials reportable segment.

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

In the first quarter of 2006, we recognized a repositioning charge of $26 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace reportable segments.

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

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2005	$168	$—	$14	$182
2006 charges	55	8	4	67
2006 usage	(114)	(8)	(6)	(128)
Adjustments	(7)	—	(3)	(10)

Balance at September 30, 2006	$102	$—	$9	$111

In the third quarter of 2006, we recognized a charge of $58 million for environmental liabilities deemed probable and reasonably estimable in the quarter, which included $19 million for costs of remedial investigations and activities to address chrome contamination at certain sites located in Jersey City, New Jersey. We recognized a charge of $33 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2006, net of probable insurance recoveries. Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies. We recognized a credit of $17 million in connection with an arbitration award for overcharges for 2005 transactions by a supplier of phenol to our Specialty Materials business. We also recognized other charges of $16 million related primarily to a property damage litigation matter in our Corporate reportable segment.

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

In the first quarter of 2006, we recognized a charge of $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $28 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2006, net of probable insurance recoveries. We also recognized impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment, and other charges of $7 million related primarily to a property damage litigation matter in our Corporate reportable segment.

In the third quarter of 2005, we recognized a charge of $31 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $32 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2005, net of probable insurance recoveries. We recognized an impairment charge of $4 million related to the write-down of property, plant and equipment held for sale in our Resins & Chemicals business in our Specialty Materials reportable segment. We also recognized a credit of $67 million in connection with an arbitration award for overcharges for transactions from June 2003 through the end of 2004 by a supplier of phenol to our Specialty Materials business.

In the second quarter of 2005, we recognized a charge of $63 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a net credit of $20 million consisting of a reduction in the Bendix related net asbestos liability of $70 million related to an update of expected resolution values with respect to claims pending as of June 30, 2005, partially offset by a charge of $50 million for Bendix related asbestos claim filed and defense costs incurred during the second quarter of 2005, net of probable insurance recoveries, and for the write-off of a Bendix related insurance receivable. We recognized an impairment charge of $18 million related principally to the write-down of property, plant and equipment held and used in our Chemicals business in our Specialty Materials reportable segment. We also recognized a charge of $11 million primarily related to the modification of a lease agreement for the Corporate headquarters facility.

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

NOTE 5. Gain on Sale of Business.

In the second quarter of 2006, we recognized a net gain on the sale of two non-strategic product lines in our Specialty Materials segment.

In the third quarter of 2005, we recognized a pretax gain of $21 million (after-tax $13 million) for post-closing adjustments principally related to the sales of our Performance Fibers and Security Monitoring businesses in 2004.

In the second quarter of 2005, we recognized a pretax loss of $18 million (after-tax gain of $39 million) consisting of the pretax loss of $34 million related to the sale of our Industrial Wax business partially offset by a pretax gain of $16 million for post-closing adjustments related to the sale of our Performance Fibers business. The after-tax gain on the sale of our Industrial Wax business is due to the higher tax basis than book basis.

In the first quarter of 2005, we recognized a pretax gain of $8 million (after-tax $5 million) for post-closing adjustments related to the sale of our Security Monitoring business.

NOTE 6. Earnings Per Share

The details of the earnings per share calculations for the three- and nine-month periods ended September 30, 2006 and 2005 follow:

	Three Months Ended September 30,
	2006		2005
		Assuming		Assuming
	Basic	Dilution	Basic	Dilution
Income
Income from continuing operations	$541	$541	$427	$427
Income from discontinued operations, net of taxes	—	—	37	37
Net income	$541	$541	$464	$464

Average shares
Average shares outstanding	817.5	817.5	851.3	851.3
Dilutive securities issuable in connection with stock plans	—	4.0	—	4.3
Total average shares outstanding	817.5	821.5	851.3	855.6

Earnings per share of common stock
Income from continuing operations	$0.66	$0.66	$0.50	$0.50
Income from discontinued operations, net of taxes	—	—	0.04	0.04
Net income	$0.66	$0.66	$0.54	$0.54

	Nine Months Ended September 30,
	2006		2005
		Assuming		Assuming
	Basic	Dilution	Basic	Dilution
Income
Income from continuing operations	$1,493	$1,493	$1,059	$1,059
Income from discontinued operations, net of taxes	5	5	65	65
Net income	$1,498	$1,498	$1,124	$1,124

Average shares
Average shares outstanding	824.1	824.1	852.9	852.9
Dilutive securities issuable in connection with stock plans	—	4.9	—	3.9
Total average shares outstanding	824.1	829.0	852.9	856.8

Earnings per share of common stock
Income from continuing operations	$1.81	$1.80	$1.24	$1.24
Income from discontinued operations net of taxes	0.01	0.01	0.08	0.08
Net income	$1.82	$1.81	$1.32	$1.32

The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three- and nine-month periods ended September 30, 2006, the number of stock options not included in the computations were 26.7 and 23.8 million, respectively. For the three- and nine-month periods ended September 30, 2005, the numbers of stock options not included in the computations were 17.3 and 18.0 million, respectively. These stock options were outstanding at the end of each of the respective periods. For the three- and nine-month periods ended September 30, 2006, the adoption of SFAS No. 123R resulted in a reduction in basic and diluted earnings per share of $0.02 and $0.06, respectively.

NOTE 7. Accounts, notes and other receivables

	September 30, 2006	December 31, 2005

Trade	$5,233	$4,623
Other	730	573
	5,963	5,196
Less – Allowance for doubtful accounts	(240)	(179)
	$5,723	$5,017

NOTE 8. Inventories

	September 30, 2006	December 31, 2005

Raw materials	$1,765	$1,438
Work in process	919	695
Finished products	1,217	1,427
	3,901	3,560
Less – Progress payments	(17)	(14)
– Reduction to LIFO cost basis	(150)	(145)
	$3,734	$3,401

NOTE 9. Goodwill and Other intangible assets – net

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 by reportable segment is as follows:

	Dec. 31, 2005	Acquisitions	Divestitures	Currency Translation Adjustment	Sept. 30, 2006

Aerospace	$1,723	$—	$—	$13	$1,736
Automation and
Control Solutions	4,333	603	—	39	4,975
Specialty Materials	1,066	14	(4)	6	1,082
Transportation Systems	538	—	—	4	542
	$7,660	$617	$(4)	$62	$8,335

Other intangible assets are comprised of:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$912	$(378)	$534	$821	$(329)	$492
Customer relationships	404	(38)	366	260	(15)	245
Trademarks	104	(13)	91	75	(6)	69
Other	488	(268)	220	505	(245)	260
	1,908	(697)	1,211	1,661	(595)	1,066
Trademarks with indefinite lives	102	—	102	107	—	107
	$2,010	$(697)	$1,313	$1,768	$(595)	$1,173

Amortization expense related to intangible assets for the nine months ended September 30, 2006 and 2005 was $101 and $54 million, respectively. Amortization expense related to intangible assets for 2006 to 2010 is expected to approximate $140 million each year.

NOTE 10. Long-term Debt and Credit Agreements

	September 30, 2006	December 31, 2005

8-5/8% debentures due April 2006	$—	$100
5.25% notes due December 2006	350	336
5-1/8% notes due November 2006	275	500
7.0% notes due 2007	350	350
7-1/8% notes due 2008	200	200
6.20% notes due 2008	200	200
Floating rate notes due 2009	300	—
Zero coupon bonds and money multiplier notes
13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	239	249
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.40% notes due 2016	400	—
Industrial development bond obligations, 3.25%- 9.50% maturing at various dates through 2037	65	65
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	—
Other (including capitalized leases), 0.53%-15.69%
maturing at various dates through 2020	168	210
	4,964	4,077
Less current portion	(1,055)	(995)
	$3,909	$3,082

The schedule of principal payments on long term debt is as follows:

At September 30, 2006
2006	$646
2007	414
2008	412
2009	507
2010	1,120
Thereafter	1,865
$4,964

In September 2006, the Company renewed its 364-day Canadian Dollar 240 million credit facility. This facility was established for general corporate purposes, including support for the issuance of commercial paper in Canada.

On April 27, 2006 Honeywell entered into a $2.3 billion Five-Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregated amount not to exceed $3 billion. The Credit Agreement replaces the previous $1 billion five year credit agreement dated as of October 22, 2004, and $1.3 billion five year credit agreement dated as of November 26, 2003 (the “Prior Agreements”). There have been no borrowings under this Credit Agreement. No borrowings were outstanding at any time under either of the Prior Agreements. The Credit Agreement does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants.

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

During the first quarter of 2006, the Company made a cash tender offer and repurchased $225 million of its $500 million 5.125% Notes due November 2006. The costs relating to the early redemption of the Notes were immaterial.

NOTE 11. Stock-Based Compensation Plans

The Company has stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. Under the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective on April 24, 2006, a maximum of 43 million shares of common stock may be awarded. The Company expects that common stock awarded on an annual basis will be between 1.0 and 1.5 percent of total common stock outstanding. Following approval of the Plan on April 24, 2006, the Company will not grant any new awards under any previously existing stock-based compensation plans. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective on April 24, 2006, 500,000 shares of Honeywell common stock may be awarded. The Directors Plan replaces the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. The principal awards outstanding under our stock-based compensation plans include non-qualified stock options and restricted stock units.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

Compensation cost related to non-qualified stock options recognized in operating results (included in selling, general and administrative expenses) was $20 million and $61 million in the three- and nine-month periods ended September 30, 2006, respectively. The associated future income tax benefit recognized was $7 and $22 million in the three- and nine-month periods ended September 30, 2006, respectively.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	23.79%	22.32%
Expected annual dividend yield	2.31%	2.15%
Risk free rate of return	5.00%	4.63%
Expected option term (years)	5.0	5.0

Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three- and nine-month periods ended September 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123 for the three- and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income	$464	$1,124
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(14)	(41)
Pro forma net income	$450	$1,083

Earnings per share of common stock:
Basic	$0.54	$1.32
Basic – pro forma	$0.53	$1.27

Earnings per share of common stock:
Assuming dilution	$0.54	$1.32
Assuming dilution – pro forma	$0.53	$1.27

The following sets forth fair value per share information, including related assumptions, used to determine compensation costs consistent with the requirements of SFAS No. 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$10.48	$10.67

Assumptions:
Expected annual dividend yield	2.4%	2.4%
Expected volatility	32.9%	34.8%
Risk-free rate of return	3.8%	3.7%
Expected option term (years)	5.0	5.0

The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2005	59,218,255	$38.50	5.7
Granted	9,176,200	42.35
Exercised	(8,138,446)	33.18
Lapsed or canceled	(2,252,077)	41.85
Outstanding at September 30, 2006	58,003,932	$39.70	5.8	$256
Exercisable at September 30, 2006	41,298,762	$39.78	4.7	$217

The weighted average fair value of options granted during the nine months ended September 30, 2006 was $9.44. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2006 was $64 million. During the nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $270 million with an associated tax benefit realized of $24 million.

At September 30, 2006, there was $106 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 1.77 years. The total fair value of options vested during the nine months ended September 30, 2006 was $69 million.

Compensation expense for restricted stock units (RSUs) was recognized before implementation of SFAS No. 123R and is included in selling, general and administrative expenses. Compensation expense for RSUs for the three- and nine-month periods ended September 30, 2006 was $9 and $27 million, respectively. Compensation expense for RSUs for the three and nine months September 30, 2005 was $7 and $21 million, respectively.

NOTE 12. Other Comprehensive Income/ (Loss)

Other comprehensive income/ (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$541	$464	$1,498	$1,124
Foreign exchange translation adjustments	91	31	146	(181)
Change in fair value of effective cash flow hedges	(27)	16	(16)	10
	$605	$511	$1,628	$953

NOTE 13. Segment Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales
Aerospace	$2,854	$2,620	$8,169	$7,771
Automation and Control Solutions	2,844	2,445	7,975	6,824
Specialty Materials	1,143	773	3,548	2,369
Transportation Systems	1,111	1,061	3,399	3,412
Corporate	—	1	—	1
	$7,952	$6,900	$23,091	$20,377

Segment Profit
Aerospace	$501	$429	$1,354	$1,216
Automation and Control Solutions	330	300	838	743
Specialty Materials	110	58	489	195
Transportation Systems	129	121	436	437
Corporate	(41)	(41)	(134)	(129)
Total segment profit	$1,029	$867	$2,983	$2,462
Gain (loss) on sale of non- strategic businesses	—	21	3	11
Equity in income (loss) of affiliated companies	(4)	22	(5)	82
Other income	31	—	71	27
Interest and other financial charges	(97)	(83)	(280)	(260)
Stock option expense (A), (B)	(20)	—	(61)	—
Pension and other postretirement benefits (expense) (A)	(100)	(141)	(344)	(423)
Repositioning and other charges (A)(C)	(105)	(110)	(350)	(320)
Income from continuing operations before taxes	$734	$576	$2,017	$1,579

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations.
(B)	The Company excludes its stock option expense from segment profit as this expense is significantly impacted by external factors including stock market volatility and other valuation assumptions.
(C)

In the nine month period ended September 30, 2005, amount excludes $12 million of repositioning and other charges included in equity in income (loss) of affiliated companies and other income in the Consolidated Statement of Operations.

NOTE 14. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$57	$52	$197	$174
Interest cost	225	209	665	608
Expected return on plan assets	(309)	(277)	(920)	(823)
Amortization of transition liability	(1)	—	—	—
Amortization of prior service cost	7	8	20	23
Recognition of actuarial losses	96	101	257	292
Curtailments and settlements	—	—	(11)	—
	$75	$93	$208	$274
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other Postretirement Benefits
Service cost	$3	$3	$13	$13
Interest cost	28	27	87	85
Expected return on plan assets	—	—	—	—
Amortization of prior service (credit)	(11)	(11)	(30)	(29)
Recognition of actuarial losses	3	13	39	47
	$23	$32	$109	$116

During the nine months ended September 30, 2006, $11 million of pension liabilities associated with divested businesses was recognized as a credit to pension expense.

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

With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our accruals. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. The following table summarizes information concerning our recorded liabilities for environmental costs:

Nine Months Ended September 30, 2006
Beginning of period	$879
Accruals for environmental matters deemed probable and reasonably estimable	176
Environmental liability payments	(182)
Other	(3)
End of period	$870

Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2006	December 31, 2005
Accrued liabilities	$252	$237
Other liabilities	618	642
	$870	$879

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

New Jersey Chrome Sites - Provisions have been made in our financial statements for the estimated costs of the court-ordered excavation and transport for offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, which are expected to be incurred evenly over a five-year period that started in April 2006. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. A provision also has been made in our financial statements for the estimated costs of implementing a groundwater remedial plan which has been proposed for the site and is presently under review by the court in which litigation concerning the site is pending. We are developing a proposed plan for remediation of river sediments which is due in December 2006 and cannot reasonably estimate the costs of that remediation, both because the remediation plan has not been finalized and because numerous third parties could be responsible for an as yet undetermined portion of the ultimate costs of remediating the river sediments.

The above-referenced site is the most significant of the twenty-one sites located in Hudson County, New Jersey which are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Remedial investigations and activities consistent with the ACO have been conducted and are underway at the other sites (the “Honeywell ACO Sites”). We have recorded reserves for the Honeywell ACO Sites where appropriate under the accounting policy described above.

On May 3, 2005, NJDEP filed a lawsuit in New Jersey Superior Court against Honeywell and two other companies seeking declaratory and injunctive relief, unspecified damages, and the reimbursement of unspecified total costs relating to sites in New Jersey allegedly contaminated with chrome ore processing residue. The claims against Honeywell relate to the activities of a predecessor company which ceased its New Jersey manufacturing operations in the mid-1950’s. While the complaint is not entirely clear, it appears that approximately 100 sites are at issue, including 17 of the Honeywell ACO Sites, sites that the other two companies have agreed to remediate under separate administrative consent orders, as well as approximately 53 other sites (identified in the complaint as the “Publicly Funded Sites”) for which none of the three companies has signed an administrative consent order. In addition to claims specific to each company, NJDEP claims that all three companies should be collectively liable for all the chrome sites based on a “market share” theory. In addition, NJDEP is seeking treble damages for all costs it has incurred or will incur at the Publicly Funded Sites. Honeywell believes that it has no connection with the sites covered by the other companies’ administrative consent orders and, therefore, has no responsibility for those sites. At the Honeywell ACO Sites, we are conducting remedial investigations and activities consistent with the ACO; thus, we do not believe the lawsuit will significantly change our obligations with respect to the Honeywell ACO Sites. Lawsuits have also been filed against Honeywell in the District Court under the Resource Conservation and Recovery Act (RCRA) by two New Jersey municipal utilities seeking the cleanup of chromium residue at two Honeywell ACO sites and by a citizens’ group against Honeywell and thirteen other defendants with respect to contamination on about a dozen of the Honeywell ACO Sites. Discovery is underway in these cases. For the reasons stated above, we do not believe these lawsuits will significantly change our obligations with respect to the Honeywell ACO sites.

Although it is not possible at this time to predict the outcome of the litigation and administrative proceedings discussed above, we believe that the allegations are without merit and we intend to vigorously defend against these lawsuits. We do not expect these matters to have a material adverse effect on our consolidated financial position. While we expect to prevail, an adverse litigation outcome could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid.

Onondaga Lake, Syracuse, NY – A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake. In July 2005, the New York State Department of Environmental Conservation (the DEC) issued its Record of Decision with respect to remediation of industrial contamination in the Lake. In October 2006, Honeywell entered into a Consent Decree with the State of New York to implement the remedy set forth in the Record of Decision. The Consent Decree is subject to a thirty-day public comment period and subsequent review and approval by the United States District Court for the Northern District of New York.

The Record of Decision calls for a combined dredging/capping remedy generally in line with the approach recommended in the Feasibility Study submitted by Honeywell in May 2004. Based on currently available information and analysis performed by our engineering consultants, we have accrued for our estimated cost of implementing the remedy set forth in the Record of Decision. Our estimating process considered a range of possible outcomes and the amounts recorded reflect our best estimate at this time. We do not believe that this matter will have a material adverse impact on our consolidated financial position. Given the scope and complexity of this project, it is possible that actual costs could exceed estimated costs by an amount that could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. At this time, however, we cannot identify any legal, regulatory or technical reason to conclude that a specific alternative outcome is more probable than the outcome for which we have made provisions in our financial statements. The DEC’s aggregate cost estimate, which is higher than the amount reserved, is based on the high end of the range of potential costs for major elements of the Record of Decision and includes a contingency. The actual cost of the Record of Decision will depend upon, among other things, the resolution of certain technical issues during the design phase of the remediation.

Dundalk Marine Terminal, Baltimore –- Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase (which began in April 2006) is expected to take approximately 18 to 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility, and that Consent Decree was filed with the Maryland state court for Baltimore County, Maryland. BUILD, a Baltimore community group, together with a local church and two individuals, have intervened and are challenging the Consent Decree. The case has been removed to the United States District Court for the District of Maryland. BUILD and the other intervening parties are seeking to have the matter remanded to state court. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

Refractory Products - Honeywell owned North American Refractories Company (NARCO) from 1979 to 1986. NARCO produced refractory products (high temperature bricks and cement) that were sold largely to the steel industry in the East and Midwest. Less than 2 percent of NARCO’S products contained asbestos.

When we sold the NARCO business in 1986, we agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. On January 4, 2002, NARCO filed for reorganization under Chapter 11 of the U.S Bankruptcy Code.

As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, the bankruptcy court enjoined both the filing and prosecution of NARCO-related asbestos claims against Honeywell. Although the stay has remained in effect continuously since January 4, 2002, there is no assurance that such stay will remain in effect. In connection with NARCO’s bankruptcy filing, we paid NARCO’s parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO’s parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell (which amount was paid in December 2005 following the filing of NARCO’s Third Amended Plan of Reorganization), and to pay NARCO’s parent company $40 million, and to forgive any outstanding NARCO indebtedness to Honeywell, upon the effective date of the plan of reorganization.

We believe that, as part of NARCO plan of reorganization, a trust will be established for the benefit of all asbestos claimants, current and future, pursuant to Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the Court-appointed legal representative for future asbestos claimants. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. Honeywell has reached agreement with the representative for future NARCO claimants and the Asbestos Claimants Committee to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell’s operating cash flows.

The vast majority of the asbestos claimants have voted in favor of NARCO’s Third Amended Plan Of Reorganization (NARCO Plan). The court conducted its evidentiary hearing on confirmation issues on June 5 and 6, 2006. All significant objections to the NARCO Plan have either been resolved or dismissed. The Court’s confirmation order for the NARCO Plan may be delayed, however, due to additional evidentiary requirements relating to the confirmation of a plan of reorganization for one of NARCO’s affiliates. Although we expect the NARCO Plan and the NARCO trust to be ultimately approved by the Court, no assurances can be given as to the Court’s ruling or the time frame for resolving any appeals of such ruling.

Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of September 30, 2006 and December 31, 2005 of $1.6 and $1.8 billion, respectively. The estimated liability for current claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims are expected to be completed by the end of 2007. Approximately $90 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO’s parent. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. Honeywell retained the expert services of Hamilton, Rabinovitz and Alschuler, Inc. (HR&A) to project the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon historical experience with similar trusts. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. The valuation methodology includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust.

As of September 30, 2006 and December 31, 2005, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $998 million and $1.1 billion, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2006, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $370 million of coverage under these policies is included in our NARCO-related insurance receivable at September 30, 2006. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. Although Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

Projecting future events is subject to many uncertainties that could cause the NARCO related asbestos liabilities or assets to be higher or lower than those projected and recorded. There is no assurance that a plan of reorganization will be confirmed, that insurance recoveries will be timely or whether there will be any NARCO related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

Friction products- Honeywell’s Bendix friction materials (Bendix) business manufactured automotive brake pads that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals that allegedly performed brake replacements.

From 1981 through September 30, 2006, we have resolved approximately 100,000 Bendix related asbestos claims including trials covering 122 plaintiffs, which resulted in 116 favorable verdicts. Trials covering six individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, a third is on appeal, and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30, 2006	Year Ended December 31,
		2005		2004
Claims Activity
Claims Unresolved at the beginning of period	79,502	76,348		72,976
Claims Filed during the period	3,366	7,520		10,504
Claims Resolved during the period	(22,615)	(4,366	) (a)	(7,132)
Claims Unresolved at the end of period	60,253	79,502		76,348

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	5,060	4,810		3,534
Other Claims	55,193	74,692		72,814
Total Claims	60,253	79,502		76,348

(a)

Excludes 2,524 claims which were inadvertently included in resolved claims as of December 31, 2005 which had no impact on the recorded values for such claims and has been corrected for purposes of this presentation.

Approximately 45 percent of the approximately 60,000 pending claims at September 30, 2006 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 60,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During the nine months ended September 30, 2006, approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue. We anticipate additional dismissals in this jurisdiction.

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2005	2004	2003
	(in whole dollars)
Malignant claims	$58,000	$90,000	$95,000
Nonmalignant claims	$600	$1,600	$3,500

It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

We have accrued for the estimated cost of pending Bendix related asbestos claims. The estimate is based on the number of pending claims at September 30, 2006, disease classifications, expected settlement values and historic dismissal rates. Honeywell retained the expert services of HR&A (see discussion of HR&A under Refractory products above) to assist in developing the estimated expected settlement values and historic dismissal rates. HR&A updates expected settlement values for pending claims during the second quarter each year. We cannot reasonably estimate losses which could arise from future Bendix related asbestos claims because we cannot predict how many additional claims may be brought against us, the allegations in such claims or their probable outcomes and resulting settlement values in the tort system.

Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $274 and $377 million are reflected as receivables in our consolidated balance sheet at September 30, 2006 and December 31, 2005, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our issuers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

       Refractory and friction products - The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Nine Months Ended September 30, 2006
	Bendix	NARCO	Total
Beginning of period	$287	$1,782	$2,069
Accrual for claims filed and defense costs incurred	105	—	105
Asbestos related liability payments	(80)	(187)	(267)
Settlement with plaintiff firm of certain pending asbestos claims	—	32	32
Update of expected resolution values for pending claims	1	—	1
End of period	$313	$1,627	$1,940

Insurance Recoveries for Asbestos Related Liabilities

	Nine Months Ended September 30, 2006
	Bendix	NARCO	Total
Beginning of period	$377	$1,096	$1,473
Probable insurance recoveries related to claims filed	11	—	11
Proceeds from sale of insurance receivables	(100)	—	(100)
Insurance receipts for asbestos related liabilities	(35)	(99)	(134)
Insurance receivables settlement	17	—	17
Other	4	1	5
End of period	$274	$998	$1,272

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2006	December 31, 2005
Other current assets	$132	$171
Insurance recoveries for asbestos related liabilities	1,140	1,302
	$1,272	$1,473

Accrued liabilities	$471	$520
Asbestos related liabilities	1,469	1,549
	$1,940	$2,069

We are monitoring proposals for federal asbestos legislation pending in the United States Congress. Due to the uncertainty as to whether the proposed legislation will be adopted and as to the terms of any adopted legislation, it is not possible at this point in time to determine what impact such legislation would have on our asbestos liabilities and related insurance recoveries.

Other Matters

Allen, et, al. v. Honeywell Retirement Earnings Plan – This represents a class action lawsuit in which plaintiffs seek unspecified damages relating to allegations that, among other things, Honeywell impermissibly reduced the pension benefits of employees of Garrett Corporation (a predecessor entity) when the plan was amended in 1983 and failed to calculate certain benefits in accordance with the terms of the plan. In the third quarter of 2005, the U.S. District Court for the District of Arizona ruled in favor of the plaintiffs on these claims and in favor of Honeywell on virtually all other claims. We strongly disagree with, and intend to appeal, the Court’s adverse ruling. A class was certified by the Court in September 2006. In light of the merits of our arguments on appeal and our substantial affirmative defenses which have not yet been considered by the Court, we continue to expect to prevail in this matter. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable and have not recorded a provision for this matter in our financial statements. Given the uncertainty inherent in litigation and the wide range of potential remedies, it is not possible to estimate the range of possible loss that might result from an adverse resolution of this matter. Although we expect to prevail in this matter, an adverse outcome could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid. We do not believe that an adverse outcome in this matter would have a material adverse effect on our consolidated financial position.

Brunswick, GA -- Honeywell is being sued in various related cases by Glynn County, Georgia and the private owners of approximately one hundred fifteen properties near the Allied Chemical (a predecessor company) chlor-alkali plant, in Brunswick, Georgia. The plaintiffs allege that mercury and PCB discharges from the plant devalued their property, and caused them loss of use and enjoyment of that property. They are seeking compensatory, injunctive and punitive damages. Trial in the Glynn County case is scheduled for January 2007 in Georgia state court. No trial date has been set for the private property owner cases, the vast majority of which are in federal court. We have made a provision in our financial statements for a potential negotiated settlement of all property damage claims. No assurances can be given, however, that a negotiated settlement can be reached on terms consistent with the provision in our financial statements. In the event that these claims are not settled, Honeywell has numerous legal and factual defenses to the plaintiffs’ claims, including the lack of evidence that the site has affected plaintiffs’ properties either at all or above applicable regulatory standards. We intend to vigorously defend these claims. Although we cannot predict the outcome of the property damage litigation described above, an adverse outcome in the Glynn County case or the lawsuits brought by the individual property owners could have a material adverse effect on our consolidated results of operations or operating cash flows in the periods recognized or paid.

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

Warranties and Guarantees – As disclosed in Note 21 to our consolidated financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1, 2006, we have issued or are a party to certain direct and indirect guarantees. As of September 30, 2006, there has been no material change to these guarantees.

       The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Nine Months Ended September 30,
	2006	2005
Beginning of period	$347	$299
Accruals for warranties/guarantees issued during the period	183	171
Adjustment of pre-existing warranties/guarantees	(29)	(8)
Settlement of warranty/guarantee claims	(153)	(148)
End of period	$348	$314

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners

of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2006, and the related consolidated statement of operations for each of the three and nine-month periods ended September 30, 2006 and 2005 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP

Florham Park, New Jersey

October 19, 2006

___________________________

The “Report of Independent Registered Public Accounting Firm” included above is not a “report” or “part of a Registration Statement” prepared or certified by an independent accountant within the meetings of Sections 7 and 11 of the Securities Act of 1933, and the accountants’ Section 11 liability does not extend to such report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) (Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three- and nine-months ended September 30, 2006. The financial information as of September 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for Aerospace Sales Incentives, adopted effective the first quarter of 2006.

A.	RESULTS OF OPERATIONS – THIRD QUARTER 2006 COMPARED WITH THIRD QUARTER 2005

Net Sales

	Third Quarter
	2006	2005
Net sales	$7,952	$6,900
% change compared with prior period	15%

The increase in net sales in the third quarter of 2006 compared with the third quarter of 2005 is attributable to the following:

Acquisitions	8%
Divestitures	(2)
Price	1
Volume	7
Foreign Exchange	1
15%

A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Third Quarter
	2006	2005
Cost of products and services sold	$6,111	$5,302
Gross Margin %	23.2%	23.2%

Gross margin was flat at 23.2 percent in the third quarter of 2006 compared with the third quarter of 2005 due primarily to higher margins in our Specialty Materials segment following our acquisitions of full ownership of UOP, as well as improved pricing which was partially offset by inflation.

Selling, General and Administrative Expenses

	Third Quarter
	2006	2005
Selling, general and administrative expenses	$1,037	$982
Percent of sales	13.0%	14.2%

Selling, general and administrative expenses increased by $55 million or 6 percent in the third quarter of 2006 compared with the third quarter of 2005 primarily due to the impact of acquisitions in our Automation and Control Solutions and Specialty Materials segments, a charge of $20 million for stock-based compensation expense following the adoption of SFAS No. 123R (see Note 11, Stock-Based Compensation), offset by a reduction in selling, general and administrative expense in our Aerospace segment, which includes the benefit of prior restructuring actions.

	Third Quarter
	2006	2005
Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$100	$141
Decrease compared with prior period	$(41)

Pension and OPEB expense decreased by $41 million in the third quarter of 2006 compared with the third quarter of 2005 due to a decrease in the amortization of unrecognized net losses, principally in our U.S. plans and a favorable adjustment for OPEB expenses, partially offset by pension expense for the Novar and UOP acquisitions, net of divestitures.

(Gain) Loss on Sale of Non-Strategic Businesses

	Third Quarter
	2006	2005
(Gain) loss on sale of non–strategicbusinesses	$—	$(21)

Gain on sale of non-strategic businesses of $21 million in the third quarter of 2005 represents post-closing adjustments principally related to the sales of our Performance Fibers and Security Monitoring businesses in 2004.

Equity in (Income) Loss of Affiliated Companies

	Third Quarter
	2006	2005
Equity in (income) loss of affiliated companies	$4	$(22)

Equity income decreased by $26 million in the third quarter of 2006 compared with the third quarter of 2005 primarily due to the consolidation of UOP results following our acquisition of full ownership in November 2005.

Other (Income) Expense

	Third Quarter
	2006	2005
Other (income) expense	$(31)	$—

Other income primarily includes interest income and foreign exchange gains and losses. Other income increased by $31 million in the third quarter of 2006 compared with the third quarter of 2005, primarily due to higher interest income on cash balances as well as interest received on a favorable tax settlement.

Interest and Other Financial Charges

	Third Quarter
	2006	2005
Interest and other financial charges	$97	$83
% change compared with prior period	17%

Interest and other financial charges increased by $14 million, or 17 percent in the third quarter of 2006 compared with the third quarter of 2005 due principally to higher borrowing costs.

Tax Expense

	Third Quarter
	2006	2005
Tax expense	$193	$149
Effective tax rate	26.3%	25.9%

The effective tax rate increased by 0.4 percentage points in the third quarter of 2006 compared with the third quarter of 2005, primarily due to a decrease in the amount of tax benefits derived from export sales as a result of changes in U.S. tax legislation. In addition, in the third quarter of 2006, there was a tax charge for an up-front licensing of certain in-process research and development, which was offset by the benefits recognized from the favorable resolution of certain tax audits. The effective tax rate was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign taxes.

Income from Continuing Operations

	Third Quarter
	2006	2005
Income from continuing operations	$541	$427
Earnings per share of common stock–assuming dilution	$0.66	$0.50

The increase of $0.16 per share in the third quarter of 2006 compared with the third quarter of 2005 relates primarily to an increase in segment profit in our Aerospace and Automation and Control Solutions segments and income generated from our acquisition of full ownership of UOP in our Specialty Materials segment, offset by the $20 million charge relating to stock-based compensation in the third quarter of 2006, as well as a reduction in the number of shares outstanding due to the previously announced stock repurchase program.

Income from Discontinued Operations

	Third Quarter
	2006	2005
Income from discontinued operations	$—	$37
Earnings per share of common stock–assuming dilution	$—	$0.04

Income from discontinued operations of $37 million, or $0.04 per share, in the third quarter of 2005 relates to the operating results of Indalex, sold in February 2006 and Security Printing business, sold in December 2005.

Review of Business Segments

	Three Months Ended September 30,

	2006	2005
Net Sales
Aerospace	$2,854	$2,620
Automation and Control Solutions	2,844	2,445
Specialty Materials	1,143	773
Transportation Systems	1,111	1,061
Corporate	—	1
	$7,952	$6,900

Segment Profit
Aerospace	$501	$429
Automation and Control Solutions	330	300
Specialty Materials	110	58
Transportation Systems	129	121
Corporate	(41)	(41)
Total segment profit	$1,029	$867
Gain (loss) on sale of non-strategic businesses	—	21
Equity in income (loss) of affiliated companies	(4)	22
Other income	31	—
Interest and other financial charges	(97)	(83)
Stock option expense (A)	(20)	—
Pension and other postretirement benefits (expense) (A)	(100)	(141)
Repositioning and other charges (A)	(105)	(110)
Income from continuing operations before taxes	$734	$576

(A) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	Third Quarter
	2006	2005
Net sales	$2,854	$2,620
% change compared with prior period	9%
Segment profit	$501	$429
% change compared with prior period	17%

Aerospace sales by major customer end-markets for the three months ended September 30, 2006 and 2005 were as follows:

	% of Aerospace Sales		% Changes in Sales
Customer End-Markets	2006	2005	2006 Versus 2005
Commercial:
Air transport and regional originalequipment	16%	15%	13%
Air transport and regional aftermarket	23	23	8
Business and general aviation originalequipment	11	11	22
Business and general aviationaftermarket	10	10	5
Defense and Space	40	41	6
Total	100%	100%	9

Aerospace sales increased by $234 million or 9 percent in the third quarter of 2006 compared with the third quarter of 2005.

Details regarding the increase in sales by customer end-markets are as follows:

•	Air transport and regional original equipment (OE) sales increased by 13 percent primarily driven by increased deliveries to our air transport customers, due to higher aircraft production rates.

•

Air transport and regional aftermarket sales increased by 8 percent as a result of increased sales of spare parts and maintenance activity relating to a more than 2 percent increase in global flying hours.

•

Business and general aviation OE sales increased by 22 percent due primarily to an increase in new business jet deliveries due to continued demand in the business jet end market, primarily for our Primus Epic integrated avionics systems, and TFE 731 and HTF 7000 engines.

•	Business and general aviation aftermarket sales increased by 5 percent due to increased sales of spare parts and increased maintenance activity due in part to higher engine utilization.

•	Defense and space sales increased by 6 percent, primarily due to higher sales of surface systems and sales of spare parts for helicopters and fixed wing aircraft, as well as increased space sales.

Aerospace segment profit increased by 17 percent in the third quarter of 2006 compared with the third quarter of 2005 due primarily to sales volume growth, increased prices and productivity savings (including benefits from prior restructuring actions), partially offset by inflation and the impact of stronger OE sales that typically have lower margins than aftermarket sales.

Automation and Control Solutions

	Third Quarter
	2006	2005
Net sales	$2,844	$2,445
% change compared with prior period	16%
Segment profit	$330	$300
% change compared with prior period	10%

Automation and Control Solutions (“ACS”) sales increased by 16 percent in the third quarter of 2006 compared with the third quarter of 2005, with 11 percent organic growth, including 2 percent of favorable foreign exchange impact and growth from acquisitions (net of divestitures) of 5 percent. All ACS businesses contributed to the continued growth in the quarter.

Organic sales in the ACS products businesses grew by 10 percent, primarily due to increased volume in our security products business as a result of our focused seasonal sales campaigns, increased sales to customers in emerging markets for our environmental, combustion, sensing and control products, and strong sales for our fire and gas detection products. Organic sales in our solutions businesses increased by 14 percent, driven by strong conversion to sales from our order backlog, increased sales in emerging markets and strong revenue from energy projects.

Sales from acquisitions, net of divestitures was $120 million in the third quarter of 2006, largely representing revenues from our Gardiner Groupe and First Technology acquisitions earlier this year.

ACS segment profit increased by $30 million or 10 percent in the third quarter of 2006 compared with the third quarter of 2005 due principally to increased sales and productivity savings that offset inflation. The segment profit margin was also impacted by stronger sales in our solutions business that typically have lower margins than our products businesses.

Specialty Materials

	Third Quarter
	2006	2005
Net sales	$1,143	$773
% change compared with prior period	48%
Segment profit	$110	$58
% change compared with prior period	90%

Specialty Materials sales increased by 48 percent in the third quarter of 2006 compared with the third quarter of 2005 due to organic sales growth of 9 percent and 39 percent growth from our UOP acquisition, net of divestitures.

UOP sales were consolidated into the Specialty Materials segment following our acquisition of the remaining 50 percent interest in UOP in November 2005. Prior to that date, UOP results were included in equity in income from affiliated companies. UOP sales in the third quarter were primarily driven by continued strength in the petrochemical industry.

Organic growth of 9 percent was primarily due to higher volume and prices. Sales in our Fluorine Products business increased by 14 percent due to continued strong demand for non-ozone depleting HFC products. Specialty Products sales increased by 13 percent due to higher sales to our customers in the semi-conductor industry, increased sales of our specialty additives and our advanced fiber body armor products. Organic sales in our Resins and Chemicals business increased by 3 percent primarily due to price increases to recover increased raw material costs, offset by a decrease in sales volume due to a partial outage in one of our US manufacturing facilities.

Specialty Materials segment profit increased by 90 percent in the third quarter of 2006 compared with the third quarter of 2005 due principally to the impact of acquisitions, net of divestitures, price increases (including benefits from a new pricing arrangement for phenol) that offset most of the impact of inflation and to the partial facility outage in our Resins and Chemicals business.

Transportation Systems

	Third Quarter
	2006	2005
Net sales	$1,111	$1,061
% change compared with prior period	5%
Segment profit	$129	$121
% change compared with prior period	7%

Transportation Systems sales increased by 5 percent in the third quarter of 2006 compared with the third quarter of 2005, primarily due to increased sales in our Turbo business and favorable foreign exchange impact, partially offset by lower sales in our Consumer Products Group.

Turbo sales increased by 10 percent compared to the third quarter of 2005 primarily due to higher sales of newer technology platforms in Europe, favorable foreign exchange and increased sales in Asia, primarily Korea, due to new product introductions.

Sales for our Consumer Products Group business decreased by 1 percent as a result of reduced consumer spending in North America on automotive aftermarket products due to high gasoline prices which reduced miles driven and to our exit of the North America friction materials OE business, partially offset by favorable foreign exchange impact.

Transportation Systems segment profit increased by 7 percent in the third quarter of 2006 compared with the third quarter of 2005 primarily due to productivity savings, including the benefits of prior year restructuring, partially offset by inflation.

B.      RESULTS OF OPERATIONS – NINE MONTHS 2006 COMPARED WITH NINE MONTHS 2005

Net Sales

	Nine Months
	2006	2005
Net sales	$23,091	$20,377
% change compared with prior period	13%

The increase in net sales in the first nine months of 2006 compared with the first nine months of 2005 is attributable to the following:

Acquisitions	9%
Divestitures	(1)
Price	—
Volume	5
Foreign Exchange	—
13%

A discussion of net sales by reportable segment can be found in the Review of Business Segments sections of this MD&A.

Cost of Products and Services Sold

	Nine Months
	2006	2005
Cost of products and services sold	$17,738	$15,887
Gross Margin %	23.2%	22.0%

Gross margin increased by 1.2 percentage points in the first nine months of 2006 compared with the first nine months of 2005 due primarily to higher margins in our Specialty Materials segment following our acquisition of full ownership of UOP.

Selling, General and Administrative Expenses

	Nine Months
	2006	2005
Selling, general and administrative expenses	$3,125	$2,771
Percent of sales	13.5%	13.6%

Selling, general and administrative expenses increased by $354 million, or 13 percent, in the first nine months of 2006 compared with the first nine months of 2005 primarily due to the impact of acquisitions in our Automation and Control Solutions and Specialty Materials segments and a charge of $61 million for stock-based compensation expense following the adoption of FAS No. 123R (see Note 11, Stock-Based Compensation), partially offset by a reduction in selling, general and administrative expense in our Aerospace segment, which includes the benefit of prior restructuring actions.

	Nine Months
	2006		2005
Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$344		$423
Decrease compared with prior period	$(79)	$

Pension and OPEB expense decreased by $79 million or 19 percent in the first nine months of 2006 compared with the first nine months of 2005 due to a decrease in the amortization of unrecognized net losses, principally in our U.S. pension plans and a favorable adjustment for OPEB expense which was partially offset by pension expense for the Novar and UOP acquisitions, net of divestitures.

(Gain) Loss on Sale of Non-Strategic Businesses

	Nine Months
	2006	2005
(Gain) loss on sale of non-strategic businesses	$(3)

$
		(11
)

Gain on sale of non-strategic businesses of $3 million in the first nine months of 2006 represented gains on the sale of two non-strategic product lines in our Specialty Materials segment. Gain on sale of non-strategic businesses of $11 million in the first nine months of 2005 represents pretax gains for post-closing adjustments related to the sales of our Performance Fibers and Security Monitoring businesses totaling $45 million, partially offset by a pretax loss of $34 million related to the sale of our Industrial Wax business.

Equity in (Income) Loss of Affiliated Companies

	Nine Months
	2006	2005
Equity in (income) loss of affiliated companies	$5	$(82)

Equity income decreased by $87 million in the first nine months of 2006 compared with the first nine months of 2005 primarily due to the consolidation of results for UOP following our acquisition of full ownership of UOP in November 2005. In the first quarter of 2006, there was a loss due to an unfavorable contract in a Specialty Materials joint venture.

Other (Income) Expense

	Nine Months
	2006	2005
Other (income) expense	$(71)	$(27)

Other income increased by $44 million in the first nine months of 2006 compared with the first nine months of 2005. This increase is primarily due to interest received on a favorable tax audit settlement and a $16 million gain on sale of land in our Specialty Materials segment and higher interest income on cash balances.

Interest and Other Financial Charges

	Nine Months
	2006	2005
Interest and other financial charges	$280	$260
% change compared with prior period	8%

Interest and other financial charges increased by $20 million, or 8 percent in the first nine months of 2006 compared with the first nine months of 2005 due principally to higher borrowing costs.

Tax Expense

	Nine Months
	2006	2005
Tax expense	$524	$520
Effective tax rate	26.0%	32.9%

       The effective tax rate decreased by 6.9 percentage points in the first nine months of 2006 compared with the first nine months of 2005. This is due principally to the absence of the 2005 one-time tax charge of $155 million for the repatriation of $2.7 billion of foreign earnings, of which $2.2 billion received benefit under the American Jobs Creation Act of 2004, offset, in part, by $64 million of tax benefits associated with the 2005 sale of our Industrial Wax business which had a higher tax basis than book basis. In addition, during the first nine months of 2006, there was a tax charge for an up-front licensing of certain in-process research and development, which was offset by the benefits recognized from the favorable resolution of certain tax audits. The effective tax rate was lower than the statutory rate of 35 percent due in part to tax benefits from export sales and foreign taxes.

Income from Continuing Operations

	Nine Months
	2006	2005
Income from continuing operations	$1,493	$1,059
Earnings per share of common stock – assuming dilution	$1.80	$1.24

The increase of $0.56 per share in the first nine months of 2006 compared with the first nine months of 2005 relates to an increase in segment profit in our Aerospace and Automation and Control Solutions segments and income generated from our acquisition of full ownership of UOP in our Specialty Materials segment, offset by the impact of stock-based compensation expense of $61 million in the first nine months of 2006, as well as a reduction in the number of shares outstanding due to the previously announced stock repurchase program. In addition, in the second quarter of 2005 there was a one-time tax charge of $155 million for the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Income from Discontinued Operations

	Nine Months
	2006	2005
Income from discontinued operations	$5	$65
Earnings per share of common stock – assuming dilution	$0.01	$0.08

Income from discontinued operations in the first nine months of 2006 relates to the operating results of the Indalex business which was sold in February 2006. Income from discontinued operations in the first nine months of 2005 relates to the operating results of the Indalex business and the Security Printing business which was sold in December 2005.

Review of Business Segments

	Nine Months Ended September 30,
	2006	2005
Net Sales
Aerospace	$8,169	$7,771
Automation and Control Solutions	7,975	6,824
Specialty Materials	3,548	2,369
Transportation Systems	3,399	3,412
Corporate	—	1
	$23,091	$20,377

Segment Profit
Aerospace	$1,354	$1,216
Automation and Control Solutions	838	743
Specialty Materials	489	195
Transportation Systems	436	437
Corporate	(134)	(129)
Total segment profit	$2,983	$2,462
Gain (loss) on sale of non-strategic businesses	3	11
Equity in income (loss) of affiliated companies	(5)	82
Other income	71	27
Interest and other financial charges	(280)	(260)
Stock option expense (A)	(61)	—
Pension and other postretirement benefits (expense) (A)	(344)	(423)
Repositioning and other charges (A)	(350)	(320)
Income from continuing operations before taxes	$2,017	$1,579

(A) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	Nine Months
	2006	2005
Net sales	$8,169	$7,771
% change compared with prior period	5%
Segment profit	$1,354	$1,216
% change compared with prior period	11%

Aerospace sales by major customer end-markets for the nine months ended September 30, 2006 and 2005 were as follows:

	% of Aerospace Sales		% Changes in Sales
Customer End-Markets	2006	2005	2006 Versus 2005
Commercial:
Air transport and regional original equipment	16%	16%	11%
Air transport and regional aftermarket	22	23	2
Business and general aviation original equipment	12	10	21
Business and general aviation aftermarket	10	11	(1)
Defense and Space	40	40	2
Total	100%	100%	5

Aerospace sales increased by $398 million or 5 percent in the first nine months of 2006 compared with the first nine months of 2005 due primarily to higher volumes.

Details regarding the net increase in sales by customer end-markets are as follows:

•	Air transport and regional original equipment (OE) sales increased by 11 percent primarily driven by increased deliveries to air transport customers primarily due to higher aircraft production rates.

•

Air transport and regional aftermarket sales increased by 2 percent as a result of increased sales of spare parts and maintenance activity relating to a 4 percent increase in global flying hours which offset the anticipated decline in the sales of upgrades and retrofits of avionics equipment to meet certain 2005 mandated regulatory standards.

•

Business and general aviation OE sales increased by 21 percent due primarily to the continued demand in the business jet end market as evidenced by an increase in new business jet deliveries and high demand in the fractional ownership market. These sales primarily relate to sales of Primus Epic integrated avionics systems, and the TFE 731 and HTF 7000 engines.

•

Business and general aviation aftermarket sales declined by 1 percent due to lower sales of mandated upgrades and retrofits of avionics equipment required in the prior year to meet certain 2005 mandated regulatory standards, partially offset by increased sales of spare parts and increased maintenance activity due in part to higher engine utilization.

•

Defense and space sales increased by 2 percent primarily due to higher sales of surface systems and sales of spare parts for helicopters that offset lower volume of space sales due to delays in project funding.

Aerospace segment profit increased by 11 percent in the first nine months of 2006 compared with the first nine months of 2005 due primarily to sales volume growth, increased prices and productivity savings (including benefits from prior restructuring actions) that was partially offset by inflation and the impact of stronger OE sales that typically have lower margins than aftermarket sales.

Automation and Control Solutions

	Nine Months
	2006	2005
Net sales	$7,975	$6,824
% change compared with prior period	17%
Segment profit	$838	$743
% change compared with prior period	13%

Automation and Control Solutions sales increased by 17 percent in the first nine months of 2006 compared with the first nine months of 2005 due to organic sales growth of 8 percent and 9 percent growth from acquisitions, net of divestitures. All of ACS businesses contributed to the continued growth in the nine months ended September 30, 2006.

Organic sales growth in ACS products businesses increased by 8 percent in the first nine months of 2006 compared to 2005, primarily due to strong customer demand for our security and life safety products and increased sales to customers in emerging markets for environmental, combustion, sensing and control products. Organic sales in our solutions businesses increased by 9 percent, driven by strong conversion to sales from our order backlog, increased sales in emerging markets and strong revenue from energy projects.

Sales from acquisitions, net of divestitures were $582 million for the first nine months of 2006, largely representing revenues for Novar for the first quarter of 2006, Zellweger for the first six months of 2006 and revenues from our Gardiner Groupe and First Technology acquisitions in the second and third quarters of 2006.

ACS segment profit increased by 13 percent in the first nine months of 2006 compared with the first nine months of 2005 due principally to increased sales volume growth and productivity savings that more than offset continued inflation. Segment profit was also negatively impacted by a contract loss experienced on a Buildings Solutions project.

Specialty Materials

	Nine Months
	2006	2005
Net sales	$3,548	$2,369
% change compared with prior period	50%
Segment profit	$489	$195
% change compared with prior period	151%

Specialty Materials sales increased by 50 percent in the first nine months of 2006 compared with the first nine months of 2005 due to organic sales growth of 9 percent and 41 percent growth due to our UOP acquisition, net of divestitures.

UOP sales were consolidated into the Specialty Materials segment following our acquisition of the remaining 50 percent interest in UOP in November 2005. Prior to that date, UOP results were included in equity in income from affiliated companies. UOP sales of equipment have grown due to continued strength in the petrochemical industry and to the impact of meeting certain large project milestones.

Organic growth was 9 percent primarily due to higher volume and prices. Sales in our Fluorine Products business increased by 11 percent due to continued strong demand for non-ozone depleting HFC products. Organic growth in our Resins and Chemicals business was 6 percent, primarily due to price increases to recover increased raw material costs. Specialty Products sales increased by 12 percent due to higher sales to our customers in the semi-conductor industry and increased sales of our advanced fiber body armor.

Specialty Materials segment profit increased by 151 percent in the first nine months of 2006 compared with the first nine months of 2005 due principally to the impact of the UOP acquisition, net of divestitures, and increased organic growth and productivity savings. Price increases (including benefits from a new pricing arrangement for phenol) offset the impact of continued inflation in raw material costs.

Transportation Systems

	Nine Months
	2006	2005
Net sales	$3,399	$3,412
% change compared with prior period	(—)%
Segment profit	$436	$437
% change compared with prior period	(—)%

Transportation Systems sales were flat in the first nine months of 2006 compared with the first nine months of 2005, primarily due to increased sales in our Turbo business, offset by unfavorable foreign exchange and lower sales in our Consumer Products Group.

Sales for our Turbo business were 4 percent higher compared to 2005 primarily due to higher sales of newer technology platforms in Europe and increased sales in Asia, primarily Korea, offset by net unfavorable foreign exchange movements.

Sales for our Consumer Products Group business decreased by 6 percent as a result of reduced consumer spending in North America on automotive aftermarket products due to high gasoline prices which reduced miles driven and to our exit of the North America Friction Materials OE business.

Transportation Systems segment profit was flat in the first nine months of 2006 compared with the first nine months of 2005 due primarily to productivity savings including the benefits of prior year restructuring actions, which offset higher inflation and increased warranty costs.

Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Severance	$8	$111	$55	$194
Asset impairments	8	—	8	4
Exit costs	—	5	4	11
Adjustments	(1)	(6)	(10)	(20)
Total net repositioning charge	15	110	57	189

Asbestos related litigation charges, net of insurance	33	32	110	46
Other probable and reasonably estimable environmental liabilities	58	31	168	133
Arbitration award related to phenol supply agreement	(17)	(67)	(17)	(67)
Business impairment charges	—	4	9	22
Other	16	—	23	9
Total net repositioning and other charges	$105	$110	$350	$332

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Cost of products and services sold	$105	$60	(a)	$350	$277	(a)
Selling, general and administrative expenses	—	50		—	43
Equity in (income) loss of affiliated companies	—	—		—	2
Other (income) expense	—	—		—	10
	$105	$110		$350	$332

(a) Includes a credit of $17 and $67 million in 2006 and 2005, respectively, for an arbitration award related to a phenol supply agreement.

The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Aerospace	$—	$72		$3	$92
Automation and Control Solutions	—	17		19	58
Specialty Materials	(2)	(62)	(a)	4	(40)	(a)
Transportation Systems	34	47		100	27
Corporate	73	$36		224	$195
	$105	$110		$350	$332

(a) Includes a credit of $17 and $67 million in 2006 and 2005, respectively, for an arbitration award related to a phenol supply agreement.

In the third quarter of 2006, we recognized a repositioning charge of $16 million consisting of severance costs of $8 million related to workforce reductions of 124 manufacturing and administrative positions and $8 million for the write-down of property, plant and equipment related to exiting a tolling arrangement with a vendor. The total repositioning charge related principally to businesses in our Specialty Materials reportable segment.

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

In the first quarter of 2006, we recognized a repositioning charge of $26 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace reportable segments.

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

In the second quarter of 2005, we recognized a repositioning charge of $59 million primarily for severance costs related to workforce reductions of 1,395 manufacturing and administrative positions mainly in our Automation and Control Solutions, Aerospace and Transportation Systems reportable segments. Also, during the second quarter of 2005, $8 million of previously established accruals, primarily for severance at Corporate, were returned to income.

In the first quarter of 2005, we recognized a repositioning charge of $34 million primarily for severance costs related to workforce reductions of 1,340 manufacturing and administrative positions across all of our reportable segments. Also during the first quarter of 2005, $6 million of previously established accruals, primarily for severance at Corporate, were returned to income. The reversal of severance liabilities relates primarily to changes in the scope of previously announced severance programs and for severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell in the first quarter of 2005.

The 2005 and 2006 repositioning actions will generate incremental pretax savings of approximately $185 million in 2006 compared with 2005 principally from planned workforce reductions. Cash spending for severance and other exit costs necessary to execute these actions were $120 million in the nine months ended September 30, 2006 and were funded through operating cash flows. Cash spending for severance and other exit costs necessary to execute these and prior actions will approximate $150 million in 2006 and will be funded through operating cash flows.

In the third quarter of 2006, we recognized a charge of $58 million for environmental liabilities deemed probable and reasonably estimable in the quarter, which included $19 million for costs of remedial investigations and activities to address chrome contamination at certain sites located in Jersey City, New Jersey. We recognized a charge of $33 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2006, net of probable insurance recoveries. Asbestos matters are discussed in Note 15, Commitments and Contingencies. We recognized a credit of $17 million in connection with an arbitration award for overcharges for 2005 transactions by a supplier of phenol to our Specialty Materials business. We also recognized other charges of $16 million related primarily to a property damage litigation matter in our Corporate reportable segment.

In the second quarter in 2006, we recognized a charge for $48 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $49 million, primarily for Bendix related asbestos claims filed and defense costs incurred during the second quarter of 2006 including an update of expected resolution values with respect to claims pending as of June 30, 2006, net of probable insurance recoveries. The asbestos related charge also included the net effect of the settlement of certain NARCO related pending asbestos claims and a Bendix related insurance settlement.

In the first quarter of 2006, we recognized a charge for $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $28 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2006, net of probable insurance recoveries. We also recognized impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment, and other charges of $7 million related primarily to a property damage litigation matter in our Corporate reportable segment.

In the third quarter of 2005, we recognized a charge of $31 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $32 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2005, net of probable insurance recoveries. We recognized an impairment charge of $4 million related to the write-down of property, plant and equipment held for sale in our Resins & Chemicals business in our Specialty Materials reportable segment. We also recognized a credit of $67 million in connection with an arbitration award for overcharges for transactions from June 2003 through the end of 2004 by a supplier of phenol to our Specialty Materials business.

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005, are summarized as follows:

	2006	2005
Cash provided by (used for):
Operating activities	$1,970	$1,603
Investing activities	(432)	(2,058)
Financing activities	(1,380)	(1,609)
Effect of exchange rate changes on cash	23	(70)
Net increase (decrease) in cash and cash equivalents	$181	$(2,134)

Cash provided by operating activities increased by $367 million during the first nine months of 2006 compared with the first nine months of 2005 primarily due to increased earnings, lower cash payments for asbestos of $151 million, receipt of $100 million from the sale of a portion of an insurance receivable, $93 million receipt of an arbitration award relating to raw material pricing in our Specialty Materials segment partially offset by increased working capital usage of $107 million (net of proceeds of $58 million from the sale of a long-term receivable), higher cash tax payments of $199 million and higher pension and postretirement payments of $113 million.

Cash used for investing activities decreased by $1,626 million during the first nine months of 2006 compared with the first nine months of 2005 due primarily to lower spending for acquisitions, partially offset by lower proceeds of $285 million from maturities of investment securities. In 2006, cash paid for acquisitions, net of cash acquired was $623 million primarily for First Technologies and Gardiner Groupe, compared to $1,961 million in 2005, primarily for Novar. Sale proceeds from divestitures increased by $544 million in the first nine months of 2006 compared with the first nine months of 2005, primarily due to the sale of Indalex in February for $425 million and First Technology Safety & Analysis business (FTSA) for $93 million.

Cash used for financing activities decreased by $229 million during the first nine months of 2006 compared with the first nine months of 2005 primarily due to a $356 million reduction for the payment of debt assumed with acquisitions, and an increase in net proceeds from debt of $202 million offset by repurchases of common stock and increases in dividends paid.

Liquidity

In September 2006, the Company renewed its 364-day Canadian Dollar 240 million credit facility. This facility was established for general corporate purposes, including support for the issuance of commercial paper in Canada.

On April 27, 2006 Honeywell entered into a $2.3 billion Five-Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregated amount not to exceed $3 billion. The Credit Agreement replaces the previous $1 billion five year credit agreement dated as of October 22, 2004, and $1.3 billion five year credit agreement dated as of November 26, 2003 (the “Prior Agreements”). There have been no borrowings under the Credit Agreement. No borrowings were outstanding at any time under either of the Prior Agreements. The Credit Agreement does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants.

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

The Company has Long-Term Debt Notes of $625 million that mature by December 31, 2006 and expects to refinance substantially all these maturities through available cash or through the debt capital markets.

D.	OTHER MATTERS

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of our Financial Statements.

Critical Accounting Policies

The financial information as of September 30, 2006 should be read in conjunction with the financial statements for the year ended December 31, 2005 contained in our Form 8-K filed on June 1, 2006 to reflect the retrospective application to all previously reported periods of our new accounting policy for Aerospace Sales Incentives, adopted effective the first quarter of 2006.

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K filed on June 1, 2006.

Recent Accounting Pronouncements

See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our 2005 Annual Report on Form 10-K (Item 7A). As of September 30, 2006, there has been no material change in this information.

ITEM 4.	CONTROLS AND PROCEDURES

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on From 10-Q in alerting them on a timely basis to material information relating to Honeywell required to be included in Honeywell’s periodic filings under the Exchange Act. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDNGS

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Environmental Matters Involving Potential Monetary Sanctions
in Excess of $100,000

Although we cannot predict the outcome of the matters described below, we believe that sufficient provisions have been made in our financial statements for these matters. We do not believe that the matters described below will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality), and an employee exposure to hydrofluoric acid. Honeywell has been served with several civil lawsuits regarding these incidents, for which we believe we have adequate insurance coverage to the extent that there is any liability. In addition, the United States Environmental Protection Agency (USEPA) and the United States Department of Justice (USDOJ) have conducted investigations of these incidents, including a federal grand jury convened to investigate the employee fatality. As previously reported, Honeywell had been informed by the US Attorney that it was a target of the grand jury investigation and we now believe that he intends to seek a felony indictment. We believe that there is no basis for a felony indictment and intend to vigorously defend against any charges. We are also engaged in discussions with the Louisiana Department of Environmental Quality (LADEQ) to resolve alleged environmental violations at our Baton Rouge and Geismar, Louisiana facilities that, in part, overlap with the subject of the federal investigation.

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

In the third quarter of 2006, Honeywell was advised that the State of Arizona intends to seek penalties for alleged failures of a facility located in Kingman, Arizona to comply with various provisions of the Resource Conservation and Recovery Act (“RCRA”) . We intend to continue discussions with the ADEQ and the State Attorney General’s Office to see if a negotiated resolution of this matter can be reached.

Honeywell received Notices of Violation from the Maricopa County Air Quality Department in July 2006 with respect to various air permitting compliance matters at one of its facilities located in Phoenix, Arizona. Honeywell believes it has taken appropriate corrective and preventive actions to address the concerns raised by the County.

The State of Illinois has brought a claim against Honeywell for penalties and past costs relating to releases of chlorinated solvents at a facility owned by a third party. The State claims that a predecessor company to Honeywell delivered solvents to the third party from 1969 until 1992; that spills occurred during those deliveries; and that Honeywell should pay a share of the penalties and state response costs connected with those spills. Honeywell believes it has strong defenses to the State’s claims (including that the contamination arose primarily from releases unrelated to the predecessor’s deliveries).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended September 30, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
July 2006	2,000,000	$38.05	2,000,000	$1,702
August 2006	3,000,000	$38.56	3,000,000	$1,586
September 2006	—	$—	—	$1,586

As previously reported, the Company’s Board of Directors has authorized the company to repurchase up to $3 billion of its common stock.

 ITEM 6.   EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 57 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 19, 2006	By:	/s/ Thomas A. Szlosek Thomas A. Szlosek Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2	Omitted (Inapplicable)
3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10.1

Amendment No. 1 to the Credit Agreement dated as of September 8, 2006 among Honeywell, Honeywell ASCa Inc., Honeywell Limited Honeywell Limitee and Honeywell Aerospatiale Inc., as borrowers, the lenders named therein and Citibank, N.A., Canadian Branch, as agent (this Amendment amends the 364-Day $240 Million Credit Agreement filed as Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2005) (filed herewith)

10.2*

Amendments to the Honeywell International Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2000, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004), the Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above (incorporated by reference to Exhibit 10.14 to Honeywell’s Form 10-Q for the quarter ended June 30, 2004, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004) and the Honeywell Supplemental Defined Benefit Retirement Plan (incorporated by reference to Exhibit 10.15 to Honeywell’s Form 10-Q for the quarter ended June 30, 2004, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004) (filed herewith)

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

_______________

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 7 to the consolidated financial statements in this report.