Form 10-Q
period 2007-03-31
HONEYWELL INTERNATIONAL INC
filed 2007-04-20
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-8974

Honeywell International Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2640650

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

101 Columbia Road Morris Township, New Jersey	07962

(Address of principal executive offices)	(Zip Code)

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

There were 779,717,661 shares of Common Stock outstanding at March 31, 2007.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2006.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our form 10-K filed on February 16, 2007.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,

	2007	2006

	(Dollars in millions, except per share amounts)

Product sales	$6,450	$5,806
Service sales	1,591	1,435

Net sales	8,041	7,241

Costs, expenses and other
Cost of products sold	5,010	4,566
Cost of services sold	1,140	1,034

	6,150	5,600

Selling, general and administrative expenses	1,089	1,002
Other (income) expense	(11)	(25)
Interest and other financial charges	97	89

	7,325	6,666

Income from continuing operations before taxes	716	575
Tax expense	190	144

Income from continuing operations	526	431

Income from discontinued operations, net of taxes	—	5

Net income	$526	$436

Earnings per share of common stock-basic:
Income from continuing operations	$0.66	$0.51
Income from discontinued operations	—	0.01

Net income	$0.66	$0.52

Earnings per share of common stock-assuming dilution:
Income from continuing operations	$0.66	$0.51
Income from discontinued operations	—	0.01

Net income	$0.66	$0.52

Cash dividends per share of common stock	$0.25	$0.226875

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

		March 31, 2007	December 31, 2006

		(Dollars in millions)
	ASSETS
	Current assets:
	Cash and cash equivalents	$1,378	$1,224
	Accounts, notes and other receivables	5,873	5,740
	Inventories	3,749	3,588
	Deferred income taxes	1,197	1,215
	Other current assets	433	470
	Assets held for disposal	66	67

	Total current assets	12,696	12,304

	Investments and long-term receivables	405	382
	Property, plant and equipment - net	4,710	4,797
	Goodwill	8,400	8,403
	Other intangible assets - net	1,223	1,247
	Insurance recoveries for asbestos related liabilities	1,104	1,100
	Deferred income taxes	1,002	1,075
	Prepaid pension benefit cost	733	695
	Other assets	940	938

	Total assets	$31,213	$30,941

	LIABILITIES
	Current liabilities:
	Accounts payable	$3,582	$3,518
	Short-term borrowings	65	62
	Commercial paper	997	669
	Current maturities of long-term debt	227	423
	Accrued liabilities	5,493	5,455
	Liabilities related to assets held for disposal	10	8

	Total current liabilities	10,374	10,135

	Long-term debt	4,704	3,909
	Deferred income taxes	367	352
	Postretirement benefit obligations other than pensions	2,085	2,090
	Asbestos related liabilities	1,249	1,262
	Other liabilities	3,271	3,473

	SHAREOWNERS’ EQUITY
Capital	- common stock issued	958	958
	- additional paid-in capital	3,880	3,845
	Common stock held in treasury, at cost	(7,350)	(6,339)
	Accumulated other comprehensive income (loss)	(1,249)	(1,307)
	Retained earnings	12,924	12,563

	Total shareowners’ equity	9,163	9,720

	Total liabilities and shareowners’ equity	$31,213	$30,941

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2007	2006

	(Dollars in millions)
Cash flows from operating activities:
Net income	$526	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	188
Repositioning and other charges	179	130
Net (payments) receipts for repositioning and other charges	(132)	7
Pension and other postretirement expense	74	126
Pension and other postretirement payments	(45)	(115)
Stock option expense	24	25
Deferred income taxes	17	56
Excess tax benefits from share based payment arrangements	(8)	—
Other	6	(57)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(136)	(147)
Inventories	(161)	(183)
Other current assets	36	(11)
Accounts payable	65	10
Accrued liabilities	(67)	(226)

Net cash provided by operating activities	578	239

Cash flows from investing activities:
Expenditures for property, plant and equipment	(120)	(122)
Proceeds from disposals of property, plant and equipment	33	37
Cash paid for acquisitions, net of cash acquired	(13)	(56)
Proceeds from sales of businesses, net of fees paid	9	475

Net cash (used for)/provided by investing activities	(91)	334

Cash flows from financing activities:
Net increase/(decrease)in commercial paper	328	(637)
Net increase/(decrease)in short-term borrowings	3	(180)
Payment of debt assumed with acquisitions	—	(209)
Proceeds from issuance of common stock	119	174
Proceeds from issuance of long-term debt	988	1,239
Payments of long-term debt	(398)	(237)
Excess tax benefits from share based payment arrangements	8	—
Repurchases of common stock	(1,186)	(325)
Cash dividends on common stock	(199)	(189)

Net cash (used for) financing activities	(337)	(364)

Effect of foreign exchange rate changes on cash and cash equivalents	4	(1)

Net increase in cash and cash equivalents	154	208
Cash and cash equivalents at beginning of period	1,224	1,234

Cash and cash equivalents at end of period	$1,378	$1,442

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three month periods ended March 31, 2007 should not necessarily be taken as indicative of the results of operation that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three month periods ended March 31, 2007 and 2006 were March 31, 2007 and April 1, 2006, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.Honeywell.com under the heading “Investor Relations”.

          The financial information as of March 31, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

          Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2. Recent Accounting Pronouncements

          Recent Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we reduced our existing reserves for uncertain tax positions by $33 million, largely related to a reduction in state income tax matters, partially offset by a net increase for federal and international tax reserves. This reduction was recorded as a cumulative effect adjustment to shareowners’ equity. Additionally, we decreased a deferred tax asset and its associated valuation allowance by $44 million and increased goodwill by $ 1 million.

          As of January 1, 2007 we had $744 million of unrecognized tax benefits. If recognized, approximately $575 million, net of federal tax benefits, would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

          In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by major jurisdiction:

	Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated

United States (1)	1996 – 2005	2006
United Kingdom	1999 – 2005	2006
Canada (1)	1991 – 2004	2005 – 2006
Germany (1)	1998 – 2004	2005 – 2006
France	2000 – 2005	2006
Netherlands	2002, 2004 – 2005	2000 – 2001, 2003, 2006
Australia	N/A	2003 – 2006
China	N/A	1997 – 2006
India	2002 – 2005	2006

          1–     includes federal as well as state, provincial or similar local jurisdictions, as applicable

          Unrecognized tax benefits for the above listed examinations in progress were $502 million as of January 1, 2007. Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns, will materially change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant Federal, State and foreign tax authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the quarter ended March 31, 2007.

          Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $7 million for the quarter ended March 31, 2007. Accrued interest and penalties were $98 million and $105 million as of January 1, 2007 and March 31, 2007 respectively.

          In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

          In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

          In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

Note 3. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended March 31,

	2007	2006

Severance	$74	$24
Asset impairments	6	—
Exit costs	5	2
Adjustments	(4)	(2)

Total net repositioning charge	81	24

Asbestos related litigation charges, net of insurance	24	28

Probable and reasonably estimable environmental liabilities	60	62
Business impairment charges	—	9
Other	14	7

Total net repositioning and other charges	$179	$130

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,

	2007	2006

Cost of products and services sold	$159	$130
Selling, general and administrative expenses	20	—

	$179	$130

          The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended March 31,

	2007	2006

Aerospace	$26	$1
Automation and Control Solutions	41	9
Specialty Materials	5	7
Transportation Systems	31	42
Corporate	76	71

	$179	$130

          In the first quarter of 2007, we recognized a net repositioning charge of $81 million primarily for severance costs related to workforce reductions of 1,335 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          In the first quarter of 2006, we recognized a net repositioning charge of $24 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace reportable segments.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2006	$118	$—	$9	$127
2007 charges	74	6	5	85
2007 usage	(26)	(6)	(2)	(34)
Adjustments	(4)	—	—	(4)

Balance at March 31, 2007	$162	$—	$12	$174

          In the first quarter of 2007, we recognized a charge of $60 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $24 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2007, net of probable insurance recoveries. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

          In the first quarter of 2006, we recognized a charge of $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $28 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2006, net of probable insurance recoveries. We also recognized business impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment, and other charges of $7 million related primarily to a property damage litigation matter in our Corporate segment.

NOTE 4. Other (income) expense.

	Three Months Ended March 31,

	2007	2006

Equity (income)/loss of affiliated companies	$2	$2
Gain on sale of non-strategic businesses and assets	—	(16)
Interest income	(19)	(19)
Foreign exchange	5	1
Other (net)	1	7

	$(11)	$(25)

NOTE 5. Earnings Per Share

          The details of the earnings per share calculations for the three month periods ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,

	2007		2006

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Income from continuing operations	$526	$526	$431	$431
Income from discontinued operations, net of taxes	—	—	5	5

Net income	$526	$526	$436	$436

Average shares
Average shares outstanding	794.5	794.5	830.0	830.0
Dilutive securities issuable in connection with stock plans	—	7.7	—	5.8

Total average shares outstanding	794.5	802.2	830.0	835.8

Earnings per share of common stock
Income from continuing operations	$0.66	$0.66	$0.51	$0.51
Income from discontinued operations, net of taxes	—	—	0.01	0.01

Net income	$0.66	$0.66	$0.52	$0.52

          The diluted earnings per share calculations exclude the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. For the three month periods ended March 31, 2007 and 2006, the number of stock options not included in the computations were 11.3 and 27.8 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 6. Accounts, notes and other receivables

	March 31, 2007	December 31, 2006

Trade	$5,542	$5,373
Other	553	584

	6,095	5,957
Less - Allowance for doubtful accounts	(222)	(217)

	$5,873	$5,740

NOTE 7. Inventories

	March 31, 2007	December 31, 2006

Raw materials	$1,623	$1,625
Work in process	838	808
Finished products	1,460	1,342

	3,921	3,775
Less – Progress payments	(10)	(17)
– Reduction to LIFO cost basis	(162)	(170)

	$3,749	$3,588

NOTE 8. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the three months ended March 31, 2007 by reportable segment is as follows:

	Dec. 31, 2006	Acquisitions	Divestitures	Currency Translation Adjustment	March 31, 2007

Aerospace	$1,745	$4	$—	$(1)	$1,748
Automation and Control Solutions	4,959	(7)	—	—	4,952
Specialty Materials	1,151	1	—	1	1,153
Transportation Systems	548	—	—	(1)	547

	$8,403	$(2)	$—	$(1)	$8,400

Other intangible assets are comprised of:

	March 31, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$924	$(429)	$495	$923	$(410)	$513
Customer relationships	510	(77)	433	506	(68)	438
Trademarks	130	(25)	105	130	(22)	108
Other	326	(238)	88	322	(236)	86

	1,890	(769)	1,121	1,881	(736)	1,145

Trademarks with indefinite lives	102	—	102	102	—	102

	$1,992	$(769)	$1,223	$1,983	$(736)	$1,247

          Amortization expense related to intangible assets for the three months ended March 31, 2007 and 2006 was $38 and $30 million, respectively.

NOTE 9. Long-term Debt and Credit Agreements

	March 31, 2007	December 31, 2006

7.0% notes due 2007	$—	$350
7-1/8% notes due 2008	200	200
6.20% notes due 2008	200	200
Floating rate notes due 2009	300	300
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	239	239
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.40% notes due 2016	400	400
5.30% notes due 2017	400	—
Industrial development bond obligations, 3.25%-9.50% maturing at various dates through 2037	65	65
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	—
Other (including capitalized leases), 0.53%-15.69% maturing at various dates through 2020	110	161

	4,931	4,332
Less current portion	(227)	(423)

	$4,704	$3,909

The schedule of principal payments on long term debt is as follows:

At March 31, 2007

2007	$23
2008	416
2009	511
2010	1,130
2011	527
Thereafter	2,324

4,931
Less-current portion	(227)

$4,704

          In March 2007, the Company issued $400 million 5.30% Senior Notes due 2017 and $600 million 5.70% Senior Notes due 2037 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $12 million in debt issuance costs.

NOTE 10. Stock-Based Compensation Plans

          Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R was $24 and $25 million in the three months ended March 31, 2007 and 2006, respectively. The associated future income tax benefit recognized was $9 and $10 million in the three months ended March 31, 2007 and 2006, respectively.

          The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$10.20	$9.38

Assumptions:
Expected volatility	20.15%	22.24%
Expected annual dividend yield	2.10%	2.15%
Risk free rate of return	4.66%	4.60%
Expected option term (years)	5.3	5.0

          The following table summarizes information about stock option activity for the three months ended March 31, 2007:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2006	54,232,677	$39.98	5.7	$406
Granted	5,712,700	47.38
Exercised	(3,229,011)	36.15
Lapsed or canceled	(698,398)	48.98

Outstanding at March 31, 2007	56,017,968	$40.84	6.0	$399

Vested and expected to vest at March 31, 2007 (1)	53,225,297	$40.65	6.0	$387

Exercisable at March 31, 2007	41,034,742	$40.12	4.9	$343

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

          The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2007 was $33 million. During the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was $117 million with an associated tax benefit realized of $12 million. Consistent with the requirements of SFAS No. 123R, we classified $8 million of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

          At March 31, 2007, there was $111 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.46 years. The total fair value of options vested during the three months ended March 31, 2007 was $69 million.

          The following table summarizes information about Restricted Stock Unit (RSU) activity for the three months ended March 31, 2007:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share

Non-vested at December 31, 2006	4,751,999	$35.85
Granted	714,240	47.21
Vested	(4,475)	40.60
Forfeited	(131,900)	35.19

Non-vested at March 31, 2007	5,329,864	$37.38

          At March 31, 2007, there was approximately $219 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.4 years. Compensation expense related to RSUs for the three months ended March 31, 2007 and 2006 was $15 and $9 million, respectively, and is included in selling, general and administrative expenses.

NOTE 11. Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended March 31,

	2007	2006

Net income	$526	$436
Foreign exchange translation adjustments	18	(30)
Pension and postretirement benefit adjustments	45	—
Change in fair value of effective cash flow hedges	(5)	(4)

	$584	$402

NOTE 12. Segment Financial Data

	Three Months Ended March 31,

	2007	2006

Net Sales
Aerospace	$2,840	$2,629
Automation and Control Solutions	2,801	2,365
Specialty Materials	1,199	1,152
Transportation Systems	1,201	1,095
Corporate	—	—

	$8,041	$7,241

Segment Profit
Aerospace	$500	$440
Automation and Control Solutions	274	221
Specialty Materials	192	162
Transportation Systems	156	142
Corporate	(43)	(45)

Total Segment Profit	1,079	920

Other income (expense)	11	25
Interest and other financial charges	(97)	(89)
Stock option expense	(24)	(25)
Pension and other postretirement expense (A)	(74)	(126)
Repositioning and other charges (A)	(179)	(130)

Income from continuing opperations before taxes	$716	$575

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 13. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,

	2007	2006

Pension Benefits
Service cost	$68	$70
Interest cost	237	219
Expected return on plan assets	(333)	(304)
Amortization of transition liability	—	2
Amortization of prior service cost	6	6
Recognition of actuarial losses	48	79

	$26	$72

	Three Months Ended March 31,

	2007	2006

Other Postretirement Benefits
Service cost	$5	$5
Interest cost	32	30
Expected return on plan assets	—	—
Amortization of prior service (credit)	(11)	(10)
Recognition of actuarial losses	12	18

	$38	$43

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Three Months Ended March 31, 2007

Beginning of period	$831
Accruals for environmental matters deemed probable and reasonably estimable	61
Environmental liability payments	(66)
Other adjustments	2

End of period	$828

          Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2007	December 31, 2006

Accrued liabilities	$255	$251
Other liabilities	573	580

	$828	$831

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

          New Jersey Chrome Sites — Provisions have been made in our financial statements for the estimated costs of the court-ordered excavation and transport for offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, which are expected to be incurred evenly over a five-year period that started in April 2006. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. Provision also has been made in our financial statements for the estimated costs of implementing groundwater and sediment remedial plans, which have been proposed for the site and are presently under review by the court in which litigation concerning the site is pending. The ultimate cost of remediating the river sediments may be reduced as numerous third parties could be responsible for an as yet undetermined portion of these costs.

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

          Dundalk Marine Terminal, Baltimore – Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase (which began in April 2006) is expected to take approximately 18 to 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE’’) with respect to the investigation and remediation of the DMT facility, and that Consent Decree was filed with the Maryland state court for Baltimore County, Maryland. BUILD, a Baltimore community group, together with a local church and two individuals, have intervened and are challenging the Consent Decree. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          The vast majority of the asbestos claimants voted in favor of NARCO’s Third Amended Plan Of Reorganization (NARCO Plan). The court conducted its evidentiary hearing on confirmation issues on June 5 and 6, 2006. All objections to the NARCO Plan have either been resolved or dismissed by the Bankruptcy Court. The Court’s confirmation order for the NARCO Plan was delayed, however, due to additional evidentiary requirements relating to the confirmation of a plan of reorganization for one of NARCO’s affiliates. Although we expect the NARCO Plan and the NARCO trust to be ultimately approved by the Court, no assurances can be given as to the Court’s ruling or the time frame for resolving any appeals of such ruling.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of March 31, 2007 and December 31, 2006 of $1.3 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims are expected to be completed by the end of 2007. Approximately $90 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

          The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO’s parent. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. Honeywell projects the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon experience of asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums (as a result of more clearly defined proof requirements and possible enactment of state medical criteria bills). The valuation methodology also includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies.

          As of March 31, 2007 and December 31, 2006, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $953 and $955 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2007, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $370 million of coverage under these policies is included in our NARCO-related insurance receivable at March 31, 2007. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. Although Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through March 31, 2007, we have resolved approximately 107,000 Bendix related asbestos claims including trials covering 124 plaintiffs, which resulted in 116 favorable verdicts. Trials covering eight individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, three are or shortly will be on appeal, and the remaining three claims were settled.

          The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31, 2007	Year Ended December 31,

		2006	2005

Claims Activity
Claims Unresolved at the beginning of period	57,108	79,502	76,348
Claims Filed during the period	682	4,391	7,520
Claims Resolved during the period	(1,753)	(26,785)	(4,366	) (a)

Claims Unresolved at the end of period	56,037	57,108	79,502

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	4,905	4,843	4,810
Other Claims	51,132	52,265	74,692

Total Claims	56,037	57,108	79,502

(a)

Excludes 2,524 claims which were inadvertently included in resolved claims as of December 31, 2005 which had no impact on the recorded values for such claims and has been corrected for purposes of this presentation.

          Approximately 45 percent of the approximately 56,000 pending claims at March 31, 2007 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 56,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2006 approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue. We anticipate additional dismissals in this jurisdiction.

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims at March 31, 2007 and December 31, 2006 of $532 and $528 million, respectively.

          The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the two years ended December 31, 2006 with respect to claims filing and resolution. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is substantially similar to that used to estimate the future NARCO related asbestos claims liability, with the exception that the valuation methodology for Bendix includes payment rates based on Bendix resolution history, rather than expected trust payment rates.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $307 and $302 million are reflected as receivables in our consolidated balance sheet at March 31, 2007 and December 31, 2006, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our issuers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and friction products - The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Three Months Ended March 31, 2007

	Bendix	NARCO	Total

Beginning of period	$528	$1,291	$1,819
Accrual for update to estimated liability	28	—	28
Asbestos related liability payments	(24)	(17)	(41)

End of period	$532	$1,274	$1,806

Insurance Recoveries for Asbestos Related Liabilities

	Three Months Ended March 31, 2007

	Bendix	NARCO	Total

Beginning of period	$302	$955	$1,257
Probable insurance recoveries related to estimated liability	4	—	4
Insurance receipts for asbestos related liabilities	(1)	(2)	(3)
Other	2	—	2

End of period	$307	$953	$1,260

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31, 2007	December 31, 2006

Other current assets	$156	$157
Insurance recoveries for asbestos related liabilities	1,104	1,100

	$1,260	$1,257

Accrued liabilities	$557	$557
Asbestos related liabilities	1,249	1,262

	$1,806	$1,819

Other Matters

          Baton Rouge, LA — As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality), and an employee exposure to hydrofluoric acid. The United States Environmental Protection Agency and the United States Department of Justice have conducted investigations of these incidents, including a federal grand jury convened to investigate the employee fatality. As a result of that investigation, we have signed a plea agreement with the U.S. Attorney under which Honeywell will plead guilty to a misdemeanor charge and pay $12 million in combined restitution and fines. The plea agreement has been filed, but the plea and the sentence still are subject to Court acceptance, which we expect to receive. Honeywell has been served with several civil lawsuits regarding these incidents, for which we believe we have adequate insurance coverage to the extent that there is any liability. We are also engaged in discussions with the Louisiana Department of Environmental Quality (LADEQ) to resolve alleged civil environmental violations at our Baton Rouge and Geismar, Louisiana facilities that, in part, overlap with the subject of the federal investigation.

          Brunswick, GA — Honeywell has reached settlements with Glynn County, Georgia and with a group of private individuals who own or owned properties near the Allied Chemical (a predecessor company) chlor-alkali plant, in Brunswick, Georgia in various related cases. The plaintiffs had alleged that mercury and PCB discharges from the plant devalued their property, and caused them loss of use and enjoyment of that property. They were seeking compensatory, injunctive and punitive damages. The settlement with Glynn County was for $25 million and that amount has been paid. The settlement with the private property owners was also for $25 million and the money has been placed into the plaintiffs’ attorney trust account pending confirmation that none of the private landowners have opted out of the settlement and allocation of the proceeds among the parties by a special master appointed by the court. The court approved the settlement on April 6, 2007. The settlement will be final once the court-appointed special master allocates the proceeds among the parties.

          Allen, et, al. v. Honeywell Retirement Earnings Plan — This represents a class action lawsuit in which plaintiffs seek unspecified damages relating to allegations that, among other things, Honeywell impermissibly reduced the pension benefits of employees of Garrett Corporation (a predecessor entity) when the plan was amended in 1983 and failed to calculate certain benefits in accordance with the terms of the plan. In the third quarter of 2005, the U.S. District Court for the District of Arizona ruled in favor of the plaintiffs on these claims and in favor of Honeywell on virtually all other claims. We strongly disagree with, and intend to appeal, the Court’s adverse ruling. A class was certified by the Court in September 2006. In light of the merits of our arguments on appeal and our substantial affirmative defenses which have not yet been considered by the Court, we continue to expect to prevail in this matter. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable and have not recorded a provision for this matter in our financial statements. Given the uncertainty inherent in litigation and the wide range of potential remedies, it is not possible to estimate the range of possible loss that might result from an adverse resolution of this matter. Although we expect to prevail in this matter, an adverse outcome could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid. We do not believe that an adverse outcome in this matter would have a material adverse effect on our consolidated financial position.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2007, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2007 and 2006 and the consolidated statement of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, of shareowners’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 15, 2007 we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
April 20, 2007

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

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three months ended March 31, 2007. The financial information as of March 31, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

A.	RESULTS OF OPERATIONS – FIRST QUARTER 2007 COMPARED WITH FIRST QUARTER 2006

Net Sales

	First Quarter

	2007	2006

Net sales	$8,041	$7,241
% change compared with prior period	11%

          The increase in net sales in the first quarter of 2007 compared with the first quarter of 2006 is attributable to the following:

Acquisitions/ Divestitures	2%
Price	1
Volume	6
Foreign Exchange	2

11%

          A discussion of net sales by reportable segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	First Quarter

	2007	2006

Cost of products and services sold	$6,150	$5,600
Gross Margin %	23.5%	22.7%

          Gross margin increased in the first quarter of 2007 compared with the first quarter of 2006 by 0.8 percentage points due primarily to higher margins in our Specialty Materials segment (primarily as a result of higher project sales at UOP), slightly higher margins in our Aerospace segment and lower pension expense offsetting higher repositioning costs in our Corporate segment.

Selling, General and Administrative Expenses

	First Quarter

	2007	2006

Selling, general and administrative expenses	$1,089	$1,002
Percent of sales	13.5%	13.8%

          Selling, general and administrative expenses as a percentage of sales decreased by 0.3 percentage points due primarily to productivity savings in our Aerospace and Specialty Materials segments, partially offset by higher expense in our Automation and Control Solutions segment (primarily selling costs) and higher repositioning expense.

Pension and Other Postretirement Benefits

	First Quarter

	2007	2006

Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$74	$126
Decrease compared with prior period	$(52)

          Pension and OPEB expense decreased by $52 million in the first quarter of 2007 compared with the first quarter of 2006 due principally to a decrease of $47 million in pension expense. The decrease in pension expense is primarily due to a decrease in the amortization of net losses in our U.S. plans resulting from an increase in the discount rate at December 31, 2006 and actual plan asset returns higher than the expected rate of return in 2004 and 2006.

Other (Income) Expense

	First Quarter

	2007	2006

Equity (income) /loss of affiliated companies	$2	$2
Loss (gain) on sale of non-strategic businesses and assets	—	(16)
Interest income	(19)	(19)
Foreign exchange	5	1
Other (net)	1	7

	$(11)	$(25)

Other income decreased by $14 million, primarily due to the $16 million gain on the sale of land in our Specialty Materials segment recognized in the first quarter of 2006.

Interest and Other Financial Charges

	First Quarter

	2007	2006

Interest and other financial charges	$97	$89
% change compared with prior period	9%

          Interest and other financial charges increased by $8 million, or 9 percent in the first quarter of 2007 compared with the first quarter of 2006 due principally to higher debt balances and higher borrowing costs.

Tax Expense

	First Quarter

	2007	2006

Tax expense	$190	$144
Effective tax rate	26.5%	25.0%

The effective tax rate increased by 1.5 percentage points in the first quarter of 2007 compared to the first quarter of 2006 due principally to the favorable resolution of a non-U.S. tax audit in the first quarter of 2006. The effective tax rate was lower than the statutory rate of 35 percent due in part to the increase in foreign earnings and the benefits from the domestic manufacturing deduction and tax planning strategies.

Income from Continuing Operations

	First Quarter

	2007	2006

Income from continuing operations	$526	$431
Earnings per share of common stock – assuming dilution	$0.66	$0.51

          The increase of $0.15 per share in the first quarter of 2007 compared with the first quarter of 2006 relates primarily to increased segment profit, reduced pension expense and a reduction in the number of shares outstanding due to the Company’s stock repurchase program, partially offset by higher repositioning spending (largely severance).

Income from Discontinued Operations

	First Quarter

	2007	2006

Income from discontinued operations	$—	$5
Earnings per share of common stock – assuming dilution	$—	$0.01

          Income from discontinued operations of $5 million, or $0.01 per share, in the first quarter of 2006 relates to the operating results of Indalex, sold in February 2006.

Review of Business Segments

	Three Months Ended
	March 31,

	2007	2006

Net Sales
Aerospace	$2,840	$2,629
Automation and Control Solutions	2,801	2,365
Specialty Materials	1,199	1,152
Transportation Systems	1,201	1,095
Corporate	—	—

	$8,041	$7,241

Segment Profit
Aerospace	$500	$440
Automation and Control Solutions	274	221
Specialty Materials	192	162
Transportation Systems	156	142
Corporate	(43)	(45)

Total Segment Profit	1,079	920

Other income (expense)	11	25
Interest and other financial charges	(97)	(89)
Stock option expense	(24)	(25)
Pension and other postretirement expense (A)	(74)	(126)
Repositioning and other charges (A)	(179)	(130)

Income from continuing opperations before taxes	$716	$575

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations.

Aerospace

	First Quarter

	2007	2006

Net sales	$2,840	$2,629
% change compared with prior period	8%
Segment profit	$500	$440
% change compared with prior period	14%

Aerospace sales by major customer end-markets for the three months ended March 31, 2007 and 2006 were as follows:

	% of Aerospace Sales		% Changes in Sales

			2007 Versus
Customer End-Markets	2007	2006	2006

Commercial:
Air transport and regional original equipment	16%	17%	8%
Air transport and regional aftermarket	23	22	9
Business and general aviation original equipment	11	10	12
Business and general aviation aftermarket	10	10	11
Defense and Space	40	41	6

Total	100%	100%	8%

          Aerospace sales increased by 8 percent in the first quarter of 2007 compared with the first quarter of 2006. Details regarding the increase in sales by customer end-markets are as follows:

•	Air transport and regional original equipment (OE) sales increased by 8 percent primarily driven by increased deliveries to our air transport customers due to higher aircraft production rates.

•

Air transport and regional aftermarket sales increased by 9 percent as a result of increased sales of spare parts and maintenance activity relating to an approximately 6 percent increase in global flying hours.

•	Business and general aviation OE sales increased by 12 percent due primarily to an increase in new business jet deliveries due to continued strong demand in the business jet end-market.

•	Business and general aviation aftermarket sales increased by 11 percent due to higher engine utilization, increased sales of spare parts and increased maintenance events.

•

Defense and space sales increased by 6 percent, primarily due to higher sales of surface systems, as well as increased space sales, including engineering activity relating to the new Orion (CEV) program.

          Aerospace segment profit increased by 14 percent in the first quarter of 2007 compared with the first quarter of 2006 due primarily to sales volume growth, increased prices, productivity savings and a one-time reimbursement of certain research and development costs, partially offset by inflation.

Automation and Control Solutions

	First Quarter

	2007	2006

Net sales	$2,801	$2,365
% change compared with prior period	18%
Segment profit	$274	$221
% change compared with prior period	24%

          Automation and Control Solutions (“ACS”) sales increased by 18 percent in the first quarter of 2007 compared with the first quarter of 2006, with 12 percent organic growth (including 3 percent of favorable foreign exchange impact) and growth from acquisitions (net of divestitures) of 6 percent. All ACS businesses contributed to the continued growth in the quarter.

          Organic sales in the ACS products businesses grew by 9 percent primarily due to increased sales of our fire systems, sensors and gas detection products, increased sales, primarily to customers in Europe and Asia for our environmental and combustion products, and the favorable impact of foreign exchange.

          Organic sales in our solutions businesses increased by 18 percent, driven by strong conversion to sales from our order backlog, increased sales in our European and Asia-Pacific markets and the favorable impact of foreign exchange.

          Growth in sales from acquisitions, net of divestitures was $148 million in the first quarter of 2007, largely representing revenues from our acquisitions of First Technology plc (gas detection) and Gardiner Groupe (security distribution) in March 2006 and May 2006, respectively.

          ACS segment profit increased by 24 percent in the first quarter of 2007 compared with the first quarter of 2006 due principally to increased sales and productivity savings that offset inflation and a change in mix resulting from stronger sales in our solutions business (in particular, our Building Solutions business) that typically have lower margins than our products businesses. In the first quarter of 2006, segment profit was also negatively impacted by a contract loss experienced on a Building Solutions project.

Specialty Materials

	First Quarter

	2007	2006

Net sales	$1,199	$1,152
% change compared with prior period	4%
Segment profit	$192	$162
% change compared with prior period	19%

          Specialty Materials sales increased by 4 percent in the first quarter of 2007 compared with the first quarter of 2006. This organic sales growth was primarily due to higher sales in our UOP business which increased by 21 percent, driven by strong performance in our projects business (including equipment sales and royalties) offset by lower sales of catalysts. Specialty Products sales increased by 2 percent primarily due to higher sales to our customers in the semi-conductor industry. Fluorine Product sales decreased by 11 percent primarily due to lower prices for refrigerants and lower industry demand for household appliances and insulating materials as a result of the weak U.S housing market. Organic sales in our Resins and Chemicals business decreased by 6 percent primarily due to lower production as a result of raw material supply.

          Specialty Materials segment profit increased by 19 percent in the first quarter of 2007 compared with the first quarter of 2006 due principally to the strength of our UOP business, (including higher royalty revenues from the UOP projects business compared to the first quarter of 2006), and increased pricing and productivity actions that more than offset the impact of raw material inflation.

Transportation Systems

	First Quarter

	2007	2006

Net sales	$1,201	$1,095
% change compared with prior period	10%
Segment profit	$156	$142
% change compared with prior period	10%

          Transportation Systems sales increased by 10 percent in the first quarter of 2007 compared with the first quarter of 2006, primarily due to increased sales in our Turbo business and Consumer Products Group and the impact of favorable foreign exchange impact.

          Turbo sales increased by 9 percent compared to the first quarter of 2006 primarily due to strong sales to European light vehicle manufacturers and the impact of favorable foreign exchange, offset by lower sales to Class 8 engine manufacturers.

          Consumer Products Group sales increased by 11 percent due to higher volume growth across all our brands.

          Transportation Systems segment profit increased by 10 percent in the first quarter of 2007 compared with the first quarter of 2006 primarily due to productivity and increased prices partially offset by the impact of inflation, primarily relating to nickel components, and the cost of new product launches.

Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended March 31,

	2007	2006

Severance	$74	$24
Asset impairments	6	—
Exit costs	5	2
Adjustments	(4)	(2)

Total net repositioning charge	81	24

Asbestos related litigation charges, net of insurance	24	28

Probable and reasonably estimable environmental liabilities	60	62
Business impairment charges	—	9
Other	14	7

Total net repositioning and other charges	$179	$130

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,

	2007	2006

Cost of products and services sold	$159	$130
Selling, general and administrative expenses	20	—

	$179	$130

          The following table summarizes the pretax impact of total net repositioning and other charges by reportable segment:

	Three Months Ended March 31,

	2007	2006

Aerospace	$26	$1
Automation and Control Solutions	41	9
Specialty Materials	5	7
Transportation Systems	31	42
Corporate	76	71

	$179	$130

          In the first quarter of 2007, we recognized a net repositioning charge of $81 million primarily for severance costs related to workforce reductions of 1,335 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          In the first quarter of 2006, we recognized a net repositioning charge of $24 million primarily for severance costs related to workforce reductions of 526 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace reportable segments.

          Our repositioning actions are expected to generate incremental pretax savings of approximately $115 million in 2007 compared with 2006 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $28 million in the three months ended March 31, 2007 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions will approximate $140 million in 2007 and will be funded through operating cash flows.

          In the first quarter of 2007, we recognized a charge of $60 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $24 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2007, net of probable insurance recoveries. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

          In the first quarter of 2006, we recognized a charge of $62 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $28 million for Bendix related asbestos claims filed and defense costs incurred during the first quarter of 2006, net of probable insurance recoveries. We also recognized business impairment charges of $9 million related primarily to the write-down of property, plant and equipment held for sale in our Specialty Materials reportable segment, and other charges of $7 million related primarily to a property damage litigation matter in our Corporate segment.

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

Cash Flow Summary

          Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006, are summarized as follows:

	2007	2006

Cash provided by (used for):
Operating activities	$578	$239

Investing activities	(91)	334

Financing activities	(337)	(364)
Effect of exchange rate changes on cash	4	(1)

Net increase (decrease) in cash and cash equivalents	$154	$208

          Cash provided by operating activities increased by $339 million during the first three months of 2007 compared with the first three months of 2006 primarily due to increased earnings, lower cash tax payments of $100 million, lower pension and other postretirement payments of $70 million, and working capital improvement of $2 million, primarily due to increased accounts payable balances and an improvement in inventory, partially offset by higher accounts receivable balances as a result of higher sales. In addition, in the first quarter of 2006 there was a receipt of $100 million from the sale of an insurance receivable.

          Cash used for investing activities decreased by $425 million during the first three months of 2007 compared with the first three months of 2006 due primarily to the sale of Indalex in February 2006 for $425 million.

          Cash used for financing activities decreased by $27 million during the first quarter of 2007 compared with the first quarter of 2006 primarily due to an increase in net proceeds from debt of $736 million, a $209 million reduction in the payment of debt assumed with acquisitions, offset by increases in the repurchases of common stock of $861 million and decreased proceeds from the issuance of common stock primarily related to stock option exercises of $55 million.

Liquidity

          In March 2007, the Company issued $400 million 5.30% Senior Notes due 2017 and $600 million 5.70% Senior Notes due 2037 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $12 million in debt issuance costs. Proceeds from the notes were used to repay commercial paper and debt.

C. OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of our Financial Statements.

Critical Accounting Policies

          The financial information as of March 31, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filed on February 16, 2007.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements, including discussion of the impact of adopting “FIN 48: Uncertain Tax Positions” on January 1, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our 2006 Annual Report on Form 10-K (Item 7A). As of March 31, 2007, there has been no material change in this information.

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

          Honeywell is a defendant in a lawsuit filed by the Arizona Attorney General’s office on behalf of the Arizona Department of Environmental Quality (ADEQ). The complaint alleges failure to make required disclosures, as well as unrelated environmental violations. ADEQ’s most significant allegations have been dismissed with prejudice over the course of the proceedings. The state has voluntarily dismissed its remaining claims without prejudice pending consideration of an appeal of its previously dismissed claims.

          In February 2007, ADEQ demanded penalties for alleged violations by Honeywell of the state’s underground storage tank regulations at the aircraft engines plant in Phoenix, Arizona. ADEQ subsequently added claims relating to other alleged environmental violations at the aircraft engines plant and has made a demand to resolve all alleged violations which we are evaluating. Negotiations regarding the penalty are ongoing.

          In the third quarter of 2006, Honeywell was advised that the State of Arizona intended to seek penalties for alleged failures of a facility located in Kingman, Arizona to comply with various provisions of the Resource Conservation and Recovery Act. We have resolved this matter with the State for a payment of $500,000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

January 2007	2,160,000	$45.38	2,160,000	(1)
February 2007	7,440,000	$46.85	7,440,000	(1)
March 2007	15,725,000	$47.01	15,725,000	$2,523

          (1) As previously reported, in February 2007, the Company’s Board of Directors authorized the repurchase of an additional $3 billion of its common stock, which the Company started to utilize in March 2007.

ITEM 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 20, 2007	By:	/s/ David J. Anderson

David J. Anderson Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10	Omitted (Inapplicable)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Omitted (Inapplicable)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 7 to the consolidated financial statements in this report.