Form 10-Q
period 2007-06-30
HONEYWELL INTERNATIONAL INC
filed 2007-07-19
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 748,395,869 shares of Common Stock outstanding at June 30, 2007.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our form 10-K filed on February 16, 2007.

ITEM 1.	FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Dollars in millions, except per share amounts)

Product sales	$6,872	$6,381	$13,322	$12,187
Service sales	1,666	1,517	3,257	2,952

Net sales	8,538	7,898	16,579	15,139

Costs, expenses and other
Cost of products sold	5,318	4,931	10,328	9,497
Cost of services sold	1,173	1,096	2,313	2,130

	6,491	6,027	12,641	11,627

Selling, general and administrative expenses	1,127	1,086	2,216	2,088
Other (income) expense	(20)	(17)	(31)	(42)
Interest and other financial charges	110	94	207	183

	7,708	7,190	15,033	13,856

Income from continuing operations before taxes	830	708	1,546	1,283
Tax expense	219	187	409	331

Income from continuing operations	611	521	1,137	952
Income from discontinued operations, net of taxes	—	—	—	5

Net income	$611	$521	$1,137	$957

Earnings per share of common stock-basic:
Income from continuing operations	$0.79	$0.63	$1.45	$1.15
Income from discontinued operations	—	—	—	0.01

Net income	$0.79	$0.63	$1.45	$1.16

Earnings per share of common stock-assuming dilution:
Income from continuing operations	$0.78	$0.63	$1.44	$1.14
Income from discontinued operations	—	—	—	0.01

Net income	$0.78	$0.63	$1.44	$1.15

Cash dividends per share of common stock	$0.25	$0.227	$0.50	$0.454

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2007	December 31, 2006

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,633	$1,224
Accounts, notes and other receivables	6,118	5,740
Inventories	3,807	3,588
Deferred income taxes	1,197	1,215
Other current assets	329	470
Assets held for disposal	25	67

Total current assets	13,109	12,304

Investments and long-term receivables	505	382
Property, plant and equipment - net	4,692	4,797
Goodwill	8,457	8,403
Other intangible assets - net	1,213	1,247
Insurance recoveries for asbestos related liabilities	1,107	1,100
Deferred income taxes	925	1,075
Prepaid pension benefit cost	820	695
Other assets	943	938

Total assets	$31,771	$30,941

LIABILITIES
Current liabilities:
Accounts payable	$3,661	$3,518
Short-term borrowings	62	62
Commercial paper	2,589	669
Current maturities of long-term debt	415	423
Accrued liabilities	5,638	5,455
Liabilities related to assets held for disposal	4	8

Total current liabilities	12,369	10,135

Long-term debt	4,485	3,909
Deferred income taxes	455	352
Postretirement benefit obligations other than pensions	2,075	2,090
Asbestos related liabilities	1,216	1,262
Other liabilities	3,371	3,473

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,963	3,845
Common stock held in treasury, at cost	(9,295)	(6,339)
Accumulated other comprehensive income (loss)	(1,167)	(1,307)
Retained earnings	13,341	12,563

Total shareowners’ equity	7,800	9,720

Total liabilities and shareowners’ equity	$31,771	$30,941

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2007	2006

	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,137	$957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413	406
Repositioning and other charges	304	245
Net (payments) for repositioning and other charges	(173)	(154)
Pension and other postretirement expense	146	244
Pension and other postretirement payments	(108)	(178)
Stock option expense	41	41
Deferred income taxes	197	126
Excess tax benefits from share based payment arrangements	(51)	—
Other	26	(5)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(352)	(243)
Inventories	(202)	(208)
Other current assets	36	42
Accounts payable	143	78
Accrued liabilities	4	(177)

Net cash provided by operating activities	1,561	1,174

Cash flows from investing activities:
Expenditures for property, plant and equipment	(283)	(271)
Proceeds from disposals of property, plant and equipment	82	44
Cash paid for acquisitions, net of cash acquired	(108)	(608)
Proceeds from sales of businesses, net of fees paid	52	576

Net cash (used for) investing activities	(257)	(259)

Cash flows from financing activities:
Net increase/(decrease) in commercial paper	1,913	(106)
Net (decrease) in short-term borrowings	—	(210)
Payment of debt assumed with acquisitions	—	(346)
Proceeds from issuance of common stock	424	239
Proceeds from issuance of long-term debt	988	1,239
Payments of long-term debt	(407)	(353)
Excess tax benefits from share based payment arrangements	51	—
Repurchases of common stock	(3,487)	(828)
Cash dividends on common stock	(392)	(376)

Net cash (used for) financing activities	(910)	(741)

Effect of foreign exchange rate changes on cash and cash equivalents	15	16

Net increase in cash and cash equivalents	409	190
Cash and cash equivalents at beginning of period	1,224	1,234

Cash and cash equivalents at end of period	$1,633	$1,424

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six month periods ended June 30, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six month periods ended June 30, 2007 and 2006 were June 30, 2007 and July 1, 2006, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.Honeywell.com under the heading “Investor Relations”.

          The financial information as of June 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

          Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2. Recent Accounting Pronouncements

          Recent Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we reduced our existing reserves for uncertain tax positions by $33 million, largely related to a reduction in state income tax matters, partially offset by a net increase for federal and international tax reserves. This reduction was recorded as a cumulative effect adjustment to shareowners’ equity. Additionally, we decreased a deferred tax asset and its associated valuation allowance by $44 million and increased goodwill by $1 million.

          As of January 1, 2007, we had $744 million of unrecognized tax benefits. If recognized, approximately $575 million, would be recorded as a component of income tax expense. In the quarter ended June 30, 2007, the Company increased its unrecognized tax benefits by $1 million due to additional reserves for various international and U.S. tax audit matters which were substantially offset by a tax benefit from the favorable resolution of a tax audit. The increase was recorded as a charge to income tax expense. As of June 30, 2007 we had $745 million of unrecognized tax benefits. If recognized, approximately $573 million would be recorded as a component of income tax expense.

          In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of June 30, 2007:

	Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated

United States (1)	1996 - 2005	2006
United Kingdom	1999 - 2005	2006
Canada (1)	1991 - 2004	2005 - 2006
Germany (1)	1998 - 2004	2005 - 2006
France	2000 - 2005	2006
Netherlands	2002, 2004 - 2005	2000 - 2001, 2003, 2006
Australia	N/A	2003 - 2006
China	N/A	1997 - 2006
India	2002 - 2005	2006

(1)	includes federal as well as state, provincial or similar local jurisdictions, as applicable

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns, will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant federal, state and foreign tax authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, at this time it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

          Unrecognized tax benefits for the above listed examinations in progress were $502 million and $479 million as of January 1, 2007 and June 30, 2007, respectively. This decrease is primarily due to the settlement of a tax examination during the quarter ended June 30, 2007.

          Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $11 million and $18 million for the three and six months ended June 30, 2007, respectively. Accrued interest and penalties were $98 million and $116 million as of January 1, 2007 and June 30, 2007, respectively.

          In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

          In July 2007, Germany enacted a change in its tax law that decreases its corporate tax rate as well as its trade tax base rate. The Company will apply this change in law prospectively from the enactment date and is currently assessing the impact on our consolidated financial position and results of operations.

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

          In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

          In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on our consolidated financial position and results of operations.

NOTE 3. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Severance	$45	$23	$119	$47
Asset impairments	4	—	10	—
Exit costs	—	2	5	4
Adjustments	(5)	(7)	(9)	(9)

Total net repositioning charge	44	18	125	42

Asbestos related litigation charges, net of insurance	21	49	45	77

Probable and reasonably estimable environmental liabilities	60	48	120	110
Business impairment charges	—	—	—	9
Other	—	—	14	7

Total net repositioning and other charges	$125	$115	$304	$245

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Cost of products and services sold	$114	$115	$273	$245
Selling, general and administrative expenses	11	—	31	—

	$125	$115	$304	$245

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Aerospace	$5	$2	$31	$3
Automation and Control Solutions	37	10	78	19
Specialty Materials	(1)	(1)	4	6
Transportation Systems	24	24	55	66
Corporate	60	80	136	151

	$125	$115	$304	$245

          In the second quarter of 2007, we recognized a net repositioning charge of $44 million primarily for severance costs related to workforce reductions of 807 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and a plant closure, principally in our Automation and Control Solutions segment.

          In the second quarter of 2006, we recognized a repositioning charge of $25 million primarily for severance costs related to workforce reductions of 482 manufacturing and administrative positions mainly in our Aerospace, Automation and Control Solutions and Transportation Systems segments. Also, during the second quarter of 2006, $7 million of previously established accruals, primarily for severance at our Aerospace and Specialty Materials segments, were returned to income due primarily to changes in the scope of previously announced severance programs.

          In the first six months of 2007, we recognized a net repositioning charge of $125 million primarily for severance costs related to workforce reductions of 2,142 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          In the first six months of 2006, we recognized a net repositioning charge of $42 million primarily for severance costs related to workforce reductions of 1,008 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2006	$118	$—	$9	$127
2007 charges	119	10	5	134
2007 usage	(45)	(10)	(5)	(60)
Adjustments	(9)	—	—	(9)

Balance at June 30, 2007	$183	$—	$9	$192

          In the second quarter of 2007, we recognized a charge of $60 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $21 million, net of probable insurance recoveries, representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2007. Asbestos matters are discussed in detail in Note 14, Commitments and Contingencies.

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

          In the first six months of 2007, we recognized a charge of $120 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $45 million, net of probable insurance recoveries, representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2007. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

          In the first six months of 2006, we recognized a charge of $110 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $77 million primarily for Bendix related asbestos claims filed and defense costs incurred during the first six months of 2006, including an update of expected resolution values with respect to claims pending as of June 30, 2006, net of probable insurance recoveries. The asbestos related charge also included the net effect of the settlement of certain NARCO related pending asbestos claims and a Bendix related insurance settlement. We also recognized business impairment charges of $9 million primarily related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment, and other charges of $7 million primarily related to a property damage litigation matter in our Corporate segment.

NOTE 4. Other (income) expense.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Equity (income)/loss of affiliated companies	$(4)	$(1)	$(2)	$1
Gain on sale of non-strategic businesses and assets	(15)	(3)	(15)	(19)
Interest income	(20)	(18)	(39)	(37)
Foreign exchange	7	3	12	4
Other (net)	12	2	13	9

	$(20)	$(17)	$(31)	$(42)

NOTE 5. Earnings Per Share

          The details of the earnings per share calculations for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,

	2007		2006

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income	$611	$611	$521	$521

Average shares
Average shares outstanding	768.3	768.3	825.0	825.0
Dilutive securities issuable in connection with stock plans	—	10.4	—	5.3

Total average shares outstanding	768.3	778.7	825.0	830.3

Earnings per share of common stock
Net income	$0.79	$0.78	$0.63	$0.63

	Six Months Ended June 30,

	2007		2006

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Income from continuing operations	$1,137	$1,137	$952	$952
Income from discontinued operations, net of taxes	—	—	5	5

Net income	$1,137	$1,137	$957	$957

Average shares
Average shares outstanding	781.4	781.4	827.5	827.5
Dilutive securities issuable in connection with stock plans	—	9.0	—	5.1

Total average shares outstanding	781.4	790.4	827.5	832.6

Earnings per share of common stock
Income from continuing operations	$1.45	$1.44	$1.15	$1.14
Income from discontinued operations, net of taxes	—	—	0.01	0.01

Net income	$1.45	$1.44	$1.16	$1.15

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended June 30, 2007 and 2006, the number of stock options excluded from the computations were 11.6 and 22.1 million, respectively. For the six months ended June 30, 2007 and 2006, the number of stock options excluded from the computations were 11.4 and 18.0 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 6. Accounts, notes and other receivables

	June 30, 2007	December 31, 2006

Trade	$5,807	$5,373
Other	513	584

	6,320	5,957
Less - Allowance for doubtful accounts	(202)	(217)

	$6,118	$5,740

NOTE 7. Inventories

	June 30, 2007	December 31, 2006

Raw materials	$1,681	$1,625
Work in process	777	808
Finished products	1,519	1,342

	3,977	3,775
Less - Progress payments	(7)	(17)
- Reduction to LIFO cost basis	(163)	(170)

	$3,807	$3,588

NOTE 8. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the six months ended June 30, 2007 by segment is as follows:

	Dec. 31, 2006	Acquisitions	Divestitures	Currency Translation Adjustment	June 30, 2007

Aerospace	$1,745	$4	$—	$2	$1,751
Automation and Control Solutions	4,959	54	(1)	(2)	5,010
Specialty Materials	1,151	1	(6)	—	1,146
Transportation Systems	548	—	—	2	550

	$8,403	$59	$(7)	$2	$8,457

Other intangible assets are comprised of:

	June 30, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$945	$(460)	$485	$923	$(410)	$513
Customer relationships	530	(89)	441	506	(68)	438
Trademarks	134	(28)	106	130	(22)	108
Other	320	(241)	79	322	(236)	86

	1,929	(818)	1,111	1,881	(736)	1,145

Trademarks with indefinite lives	102	—	102	102	—	102

	$2,031	$(818)	$1,213	$1,983	$(736)	$1,247

          Amortization expense related to intangible assets for the six months ended June 30, 2007 and 2006 was $78 and $65 million, respectively.

NOTE 9. Long-term Debt and Credit Agreements

	June 30, 2007	December 31, 2006

7.0% notes due 2007	$—	$350
7-1/8% notes due 2008	200	200
6.20% notes due 2008	200	200
Floating rate notes due 2009	300	300
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	239	239
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.40% notes due 2016	400	400
5.30% notes due 2017	400	—
Industrial development bond obligations, 3.25%- 9.50% maturing at various dates through 2037	64	65
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	—
Other (including capitalized leases), 1.9%-13.5% maturing at various dates through 2020	80	161

	4,900	4,332
Less current portion	(415)	(423)

	$4,485	$3,909

The schedule of principal payments on long term debt is as follows:

At June 30, 2007

2007	$14
2008	416
2009	511
2010	1,130
2011	527
Thereafter	2,302

4,900
Less-current portion	(415)

$4,485

          In May 2007 the Company entered into a $2.8 billion Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $3.5 billion. The Credit Agreement is maintained for general corporate purposes, including support for the issuance of commercial paper, and replaces the previous $2.3 billion five year credit agreement dated April 27, 2006 (“Prior Agreement”). There have been no borrowings under the Credit Agreement. No borrowings were outstanding at any time under the Prior Agreement. The Credit Agreement does not restrict the Company’s ability to pay dividends, nor does it contain financial covenants.

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

NOTE 10. Stock-Based Compensation Plans

          Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R was $17 and $41 million in the three and six months ended June 30, 2007, respectively. Compensation cost related to stock options was $16 and $41 million in the three and six months ended June 30, 2006, respectively. The associated future income tax benefit recognized was $6 and $15 million in the three and six months ended June 30, 2007, respectively. The associated future income tax benefit recognized was $3 and $12 million in the three and six months ended June 30, 2006, respectively.

          The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$11.00	$10.30	$10.22	$9.44

Assumptions:
Expected volatility	19.80%	23.40%	20.14%	22.15%
Expected annual dividend yield	1.96%	2.10%	2.10%	2.15%
Risk free rate of return	4.59%	5.00%	4.66%	4.63%
Expected option term (years)	5.3	5.0	5.3	5.0

          The following table summarizes information about stock option activity for the six months ended June 30, 2007:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2006	54,232,677	$39.98	5.7	$406
Granted	5,901,300	47.49
Exercised	(11,223,066)	37.36
Lapsed or canceled	(1,391,455)	46.30

Outstanding at June 30, 2007	47,519,456	$41.37	6.1	$744

Vested and expected to vest at June 30, 2007 (1)	44,948,321	$41.15	6.1	$715

Exercisable at June 30, 2007	34,086,295	$40.54	5.0	$571

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

          The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2007 was $169 million. During the six months ended June 30, 2007, the amount of cash received from the exercise of stock options was $419 million with an associated tax benefit realized of $63 million. Consistent with the requirements of SFAS No. 123R, we classified $51 million of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

          At June 30, 2007, there was $97 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.39 years. The total fair value of options vested during the six months ended June 30, 2007 was $82 million.

          The following table summarizes information about Restricted Stock Unit (RSU) activity for the six months ended June 30, 2007:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share

Non-vested at December 31, 2006	4,751,999	$35.85
Granted	769,760	47.32
Vested	(175,853)	35.59
Forfeited	(298,469)	38.07

Non-vested at June 30, 2007	5,047,437	$37.47

          At June 30, 2007, there was approximately $200 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.29 years. Compensation expense related to RSUs (included in selling, general and administrative expenses) for the three and six months ended June 30, 2007 was $15 and $30 million, respectively. Compensation expense related to RSUs for the three and six months ended June 30, 2006 was $9 and $18 million, respectively.

NOTE 11. Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income	$611	$521	$1,137	$957
Foreign exchange translation adjustments	48	85	66	55
Pension and postretirement benefit adjustments	33	—	78	—
Change in fair value of effective cash flow hedges	1	15	(4)	11

	$693	$621	$1,277	$1,023

NOTE 12. Segment Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net Sales
Aerospace	$3,027	$2,686	$5,867	$5,315
Automation and Control Solutions	3,039	2,766	5,840	5,131
Specialty Materials	1,216	1,253	2,415	2,405
Transportation Systems	1,256	1,193	2,457	2,288
Corporate	—	—	—	—

	$8,538	$7,898	$16,579	$15,139

Segment Profit
Aerospace	$523	$413	$1,023	$853
Automation and Control Solutions	333	287	607	508
Specialty Materials	175	217	367	379
Transportation Systems	157	165	313	307
Corporate	(54)	(48)	(97)	(93)

Total Segment Profit	1,134	1,034	2,213	1,954

Other income (expense)	20	17	31	42
Interest and other financial charges	(110)	(94)	(207)	(183)
Stock option expense (A)	(17)	(16)	(41)	(41)
Pension and other postretirement expense (A)	(72)	(118)	(146)	(244)
Repositioning and other charges (A)	(125)	(115)	(304)	(245)

Income from continuing operations before taxes	$830	$708	$1,546	$1,283

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 13. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Pension Benefits
Service cost	$69	$70	$137	$140
Interest cost	238	221	475	440
Expected return on plan assets	(336)	(307)	(669)	(611)
Amortization of transition liability	—	(1)	—	1
Amortization of prior service cost	7	7	13	13
Recognition of actuarial losses	48	82	96	161
Settlements and curtailments	—	(11)	—	(11)

	$26	$61	$52	$133

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Other Postretirement Benefits
Service cost	$4	$5	$9	$10
Interest cost	32	29	64	59
Expected return on plan assets	—	—	—	—
Amortization of prior service (credit)	(11)	(9)	(22)	(19)
Recognition of actuarial losses	12	18	24	36

	$37	$43	$75	$86

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

Six Months Ended June 30, 2007

Beginning of period	$831
Accruals for environmental matters deemed probable and reasonably estimable	121
Environmental liability payments	(125)
Other adjustments	7

End of period	$834

          Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2007	December 31, 2006

Accrued liabilities	$260	$251
Other liabilities	574	580

	$834	$831

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

          The Record of Decision calls for a combined dredging/capping remedy generally in line with the approach recommended in the Feasibility Study submitted by Honeywell in May 2004. Based on currently available information and analysis performed by our engineering consultants, we have accrued for our estimated cost of implementing the remedy set forth in the Record of Decision. Our estimating process considers a range of possible outcomes and the amounts recorded reflect our best estimate at this time. Given the scope and complexity of this project, it is possible that actual costs could exceed estimated costs by an amount that could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid. At this time, however, we cannot identify any legal, regulatory or technical reason to conclude that a specific alternative outcome is more probable than the outcome for which we have made provisions in our financial statements. The DEC’s aggregate cost estimate, which is higher than the amount reserved, is based on the high end of the range of potential costs for major elements of the Record of Decision and includes a contingency. The actual cost of the Record of Decision will depend upon, among other things, the resolution of certain technical issues during the design phase of the remediation. We do not believe that this matter will have a material adverse impact on our consolidated financial position. In December 2006, the United States Fish and Wildlife Service published notice of its intent to pursue natural resource damages related to the site. It is not possible to predict the outcome or timing of its assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

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

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of June 30, 2007 and December 31, 2006 of $1.2 and $1.3 billion, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims are expected to be completed by the end of 2007. Approximately $90 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of June 30, 2007 and December 31, 2006, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $946 and $955 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2007, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $370 million of coverage under these policies is included in our NARCO-related insurance receivable at June 30, 2007. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. Although Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through June 30, 2007, we have resolved approximately 111,000 Bendix related asbestos claims including trials covering 125 plaintiffs, which resulted in 117 favorable verdicts. Trials covering eight individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, three are or shortly will be on appeal, and the remaining three claims were settled.

          The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30, 2007	Year Ended December 31,

		2006	2005

Claims Activity
Claims Unresolved at the beginning of period	57,108	79,502	76,348
Claims Filed during the period	1,447	4,391	7,520
Claims Resolved during the period	(6,489)	(26,785)	(4,366	) (a)

Claims Unresolved at the end of period	52,066	57,108	79,502

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	4,802	4,843	4,810
Other Claims	47,264	52,265	74,692

Total Claims	52,066	57,108	79,502

(a)

Excludes 2,524 claims which were inadvertently included in resolved claims as of December 31, 2005 which had no impact on the recorded values for such claims and has been corrected for purposes of this presentation.

          Approximately 45 percent of the approximately 52,000 pending claims at June 30, 2007 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2006 approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue. We anticipate additional dismissals in this jurisdiction.

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims at June 30, 2007 and December 31, 2006 of $530 and $528 million, respectively.

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

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $212 and $302 million are reflected as receivables in our consolidated balance sheet at June 30, 2007 and December 31, 2006, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and friction products - The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Six Months Ended June 30, 2007

	Bendix	NARCO	Total

Beginning of period	$528	$1,291	$1,819
Accrual for update to estimated liability	56	—	56
Asbestos related liability payments	(54)	(51)	(105)

End of period	$530	$1,240	$1,770

Insurance Recoveries for Asbestos Related Liabilities

	Six Months Ended June 30, 2007

	Bendix	NARCO	Total

Beginning of period	$302	$955	$1,257
Probable insurance recoveries related to estimated liability	11	—	11
Insurance receipts for asbestos related liabilities	(98)	(9)	(107)
Other	(3)	—	(3)

End of period	$212	$946	$1,158

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2007	December 31, 2006

Other current assets	$51	$157
Insurance recoveries for asbestos related liabilities	1,107	1,100

	$1,158	$1,257

Accrued liabilities	$554	$557
Asbestos related liabilities	1,216	1,262

	$1,770	$1,819

Other Matters

          Baton Rouge, LA – As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality), and an employee exposure to hydrofluoric acid. The United States Environmental Protection Agency and the United States Department of Justice have conducted investigations of these incidents, including a federal grand jury convened to investigate the employee fatality. As a result of that investigation, we have signed a plea agreement with the U.S. Attorney under which Honeywell will plead guilty to a misdemeanor charge and pay $12 million in combined restitution and fines. The plea agreement has been filed, but the plea and the sentence still are subject to Court acceptance, which we expect to receive. Honeywell has been served with several civil lawsuits regarding these incidents, for which we believe we have adequate insurance coverage to the extent that there is any liability. We are also engaged in discussions with the Louisiana Department of Environmental Quality (LADEQ) to resolve alleged civil environmental violations at our Baton Rouge and Geismar, Louisiana facilities that, in part, overlap with the subject of the federal investigation.

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

NOTE 15. Acquisitions

          In July 2007, the Company completed the acquisition of Dimensions International, a defense logistics business, for a purchase price of approximately $230 million, which will be integrated into our Aerospace segment.

          In July 2007, the Company entered into a definitive agreement to acquire Enraf Holding B.V., a provider of comprehensive solutions for the control and management of transportation, storage and blending operations in the oil and gas industry, which will be integrated into our Automation and Control Solutions segment. Completion of this acquisition is subject to regulatory approval. The purchase price is expected to be approximately $260 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners
of Honeywell International Inc.

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2007, and the related consolidated statement of operations for each of the three and six-month periods ended June 30, 2007 and 2006 and the consolidated statement of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
July 19, 2007

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the second quarter and six months ended June 30, 2007. The financial information as of June 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

A.	RESULTS OF OPERATIONS – THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net sales	$8,538	$7,898	$16,579	$15,139
% change compared with prior period	8%		10%

          The increase in net sales in the second quarter and six months of 2007 compared with the second quarter and six months of 2006 is attributable to the following:

	Three Months	Six Months

Price	1%	1%
Volume	5	6
Foreign Exchange	2	2
Acquisitions/Divestitures	—	1

	8%	10%

          A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Cost of products and services sold	$6,491	$6,027	$12,641	$11,627
Gross Margin %	24.0%	23.7%	23.8%	23.2%

          Gross margin increased by 0.3 percentage points in the second quarter of 2007 compared with the second quarter of 2006 due primarily to higher margins in our Aerospace and Automation and Control Solutions segments and lower pension and other postretirement expense in our Corporate segment, partially offset by lower margins in our Specialty Materials segment.

          Gross margin increased by 0.6 percentage points in the first six months of 2007 compared with the first six months of 2006 due primarily to higher margins in our Aerospace and Automation and Control Solutions segments and lower pension and other postretirement expense in our Corporate segment, partially offset by higher repositioning charges.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Selling, general and administrative expenses	$1,127	$1,086	$2,216	$2,088
Percent of sales	13.2%	13.8%	13.4%	13.8%

          Selling, general and administrative expenses as a percentage of sales decreased by 0.6 percentage points in the second quarter of 2007 compared with the second quarter of 2006 and by 0.4 percentage points in the first six months of 2007 compared with the first six months of 2006. These declines are primarily due to productivity savings in our Aerospace, Automation and Control Solutions (primarily selling costs) and Specialty Materials segments and lower pension and other postretirement expense in our Corporate segment, partially offset by higher repositioning charges.

Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$72	$118	$146	$244

          Pension and OPEB expense decreased by $46 million in the second quarter of 2007 compared with the second quarter of 2006 due principally to a decrease of $40 million in pension expense. Pension and OPEB expense decreased by $98 million in the first six months of 2007 compared with the first six months of 2006 due principally to a decrease of $87 million in pension expense. The decrease in pension expense in both the second quarter and first six months of 2007 compared with the same periods in the prior year is primarily due to a decrease in the amortization of net losses in our U.S. plans resulting from an increase in the discount rate at December 31, 2006 and actual plan asset returns higher than the expected rate of return in 2004 and 2006.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Equity (income)/loss of affiliated companies	$(4)	$(1)	$(2)	$1
Gain on sale of non-strategic businesses and assets	(15)	(3)	(15)	(19)
Interest income	(20)	(18)	(39)	(37)
Foreign exchange	7	3	12	4
Other (net)	12	2	13	9

	$(20)	$(17)	$(31)	$(42)

          Other income increased by $3 million in the second quarter of 2007 compared with the second quarter of 2006, primarily due to the gain of $15 million on the sale/leaseback of an ACS manufacturing facility partially offset by an increase in other expenses (primarily due to a loss on the sale of an asbestos-related insurance receivable) and an increase in foreign exchange losses.

          Other income decreased by $11 million in the first six months of 2007 compared with the first six months of 2006, primarily due to an increase in foreign exchange losses of $8 million.

Interest and Other Financial Charges

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest and other financial charges	$110	$94	$207	$183
% change compared with prior period	17%		13%

          Interest and other financial charges increased in both the second quarter and first six months of 2007 compared with the same periods in the prior year, due principally to higher debt balances and higher borrowing costs.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Tax expense	$219	$187	$409	$331
Effective tax rate	26.4%	26.4%	26.5%	25.8%

          The effective tax rate in the second quarter of 2007 was the same as the effective tax rate in the second quarter of 2006. During the second quarter of 2007 the Company recognized a tax benefit from the favorable resolution of a tax audit. This benefit was substantially offset by additional reserves for various international and U.S. tax audit matters.

          The effective tax rate for the first six months of 2007 increased by 0.7 percentage points compared with the first six months of 2006 due primarily to lower tax benefit from the resolution of an audit in the second quarter of 2007 compared to the benefit from the resolution of a tax audit in the first quarter on 2006.

          The effective tax rate was lower than the statutory rate of 35 percent due in part to an increase in foreign earnings and the benefits from the domestic manufacturing deduction and tax planning strategies.

Income from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Income from continuing operations	$611	$521	$1,137	$952
Earnings per share of common stock – assuming dilution	$0.78	$0.63	$1.44	$1.14

          Earnings per share of common stock – assuming dilution increased by $0.15 per share in the second quarter of 2007 compared with the second quarter of 2006 and by $0.30 per share in the first six months of 2007 compared with the first six months of 2006. The increases in both periods relates primarily to increased segment profit, lower pension expense and a reduction in the number of shares outstanding due to the Company’s stock repurchase program, partially offset by higher interest expense and repositioning and other charges.

Income from Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Income from discontinued operations	$—	$—	$—	$5
Earnings per share of common stock – assuming dilution	$—	$—	$—	$0.01

          Income from discontinued operations of $5 million, or $0.01 per share, in the first six months of 2006 relates to the operating results of Indalex, sold in February 2006.

Review of Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net Sales
Aerospace	$3,027	$2,686	$5,867	$5,315
Automation and Control Solutions	3,039	2,766	5,840	5,131
Specialty Materials	1,216	1,253	2,415	2,405
Transportation Systems	1,256	1,193	2,457	2,288
Corporate	—	—	—	—

	$8,538	$7,898	$16,579	$15,139

Segment Profit
Aerospace	$523	$413	$1,023	$853
Automation and Control Solutions	333	287	607	508
Specialty Materials	175	217	367	379
Transportation Systems	157	165	313	307
Corporate	(54)	(48)	(97)	(93)

Total Segment Profit	1,134	1,034	2,213	1,954

Other income (expense)	20	17	31	42
Interest and other financial charges	(110)	(94)	(207)	(183)
Stock option expense (A)	(17)	(16)	(41)	(41)
Pension and other postretirement expense (A)	(72)	(118)	(146)	(244)
Repositioning and other charges (A)	(125)	(115)	(304)	(245)

Income from continuing operations before taxes	$830	$708	$1,546	$1,283

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net sales	$3,027	$2,686	$5,867	$5,315
% change compared with prior period	13%		10%
Segment profit	$523	$413	$1,023	$853
% change compared with prior period	27%		20%

Aerospace sales by major customer end-markets for the second quarter and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	% of Aerospace Sales		% Changes in Sales	% of Aerospace Sales		% Changes in Sales

Customer End-Markets	2007	2006	2007 Versus 2006	2007	2006	2007 Versus 2006

Commercial:
Air transport and regional original equipment	16%	15%	21%	16%	16%	15%
Air transport and regional aftermarket	22	23	10	23	23	9
Business and general aviation original equipment	11	11	14	11	11	13
Business and general aviation aftermarket	10	9	17	10	9	14
Defense and Space	41	42	9	40	41	8

Total	100%	100%	13%	100%	100%	10%

              Aerospace sales increased by 13 percent in the second quarter of 2007 compared with the second quarter of 2006 and by 10 percent in the first six months of 2007 compared with the first six months of 2006. Details regarding the increase in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased by 21 percent in the second quarter and 15 percent in the first six months primarily driven by increased deliveries to our air transport customers due to higher aircraft production rates.

•

Air transport and regional aftermarket sales increased by 10 percent in the second quarter and 9 percent in the first six months as a result of increased sales of spare parts and maintenance activity relating to approximately 6 percent increases in global flying hours in both the second quarter and first six months of 2007.

•

Business and general aviation OE sales increased by 14 percent in the second quarter and 13 percent in the first six months due primarily to an increase in new business jet deliveries due to continued strong demand in the business jet end-market.

•

Business and general aviation aftermarket sales increased by 17 percent in the second quarter and 14 percent in the first six months due to higher engine utilization, higher sales of spare parts and increased maintenance events.

•	Defense and space sales increased by 9 percent in the second quarter and 8 percent in the first six months, primarily due to higher sales of surface systems as well as increased space sales, including engineering activity relating to the Orion (CEV) program.

          Aerospace segment profit increased by 27 percent in the second quarter of 2007 compared with the second quarter of 2006 and by 20 percent in the first six months of 2007 compared with the first six months of 2006 due primarily to sales volume growth, increased prices, productivity and a one-time reimbursement of certain research and development costs (in the first quarter of 2007), partially offset by inflation.

Automation and Control Solutions

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net sales	$3,039	$2,766	$5,840	$5,131
% change compared with prior period	10%		14%
Segment profit	$333	$287	$607	$508
% change compared with prior period	16%		19%

          Automation and Control Solutions (“ACS”) sales increased by 10 percent in the second quarter of 2007 compared with the second quarter of 2006, predominantly through organic growth, including 3 percent favorable impact of foreign exchange. All ACS businesses contributed to the continued organic growth in the quarter, primarily driven by favorable market conditions in Europe and Asia and the items discussed below.

•

Sales in our products businesses grew by 9 percent primarily due to increased sales of our security, fire systems, gas detection, and environmental and combustion control products, as well as the favorable impact of foreign exchange.

•

Sales in our solutions businesses increased by 11 percent, driven by continued strong growth in orders and conversion to sales from our order backlog as well as the favorable impact of foreign exchange.

          ACS sales increased by 14 percent in the first six months of 2007 compared with the first six months of 2006, with 11 percent organic growth (including 3 percent favorable impact of foreign exchange) and growth from acquisitions (net of divestitures) of 3 percent. All ACS businesses contributed to the continued organic growth in the period, primarily driven by favorable market conditions in Europe and Asia and the items discussed below.

•

Organic sales in our products businesses grew by 9 percent primarily due to increased sales of our security, fire systems, sensors, gas detection, and environmental and combustion control products, as well as the favorable impact of foreign exchange.

•

Organic sales in our solutions businesses increased by 14 percent, driven by strong growth in orders and conversion to sales from our order backlog, as well as the favorable impact of foreign exchange.

•

Growth in sales from acquisitions, net of divestitures was $152 million in the first six months of 2007, largely representing revenues from our acquisitions of First Technology plc (gas detection) and Gardiner Groupe (security distribution) in March 2006 and May 2006, respectively.

          ACS segment profit increased by 16 percent in the second quarter of 2007 compared with the second quarter of 2006 and increased by 19 percent in the first six months of 2007 compared with the first six months of 2006. These increases are due principally to increased sales and productivity savings partially offset by inflation and a change in mix resulting from stronger sales in our solutions businesses (in particular, our Building Solutions business) that historically have lower margins than our products businesses.

Specialty Materials

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net sales	$1,216	$1,253	$2,415	$2,405
% change compared with prior period	(3)%		—%
Segment profit	$175	$217	$367	$379
% change compared with prior period	(19%)		(3%)

          Specialty Materials sales decreased by 3 percent in the second quarter of 2007 compared with the second quarter of 2006. This decrease is primarily due to lower sales in our UOP business which decreased by 9% principally due to unusually high volume of catalyst sales in the second quarter of 2006, which was partially offset by strong performance in our UOP projects business (primarily due to higher equipment sales). Total sales of our other Specialty Materials businesses were essentially flat in the second quarter of 2007 compared with the second quarter of 2006.

          Specialty Materials sales were flat for the first six months of 2007 compared with the first six months of 2006.

•

Sales increased by 5 percent in our UOP business due to strong performance in our projects business (primarily equipment sales and royalties), partially offset by a decrease due to unusually high volume of catalyst sales in the first six months 2006.

•

Fluorine Products sales decreased by 6 percent due to lower prices for refrigerants and lower industry demand for household appliances and insulation materials as a result of weakness in the U.S. housing market.

•

Resins and Chemicals sales decreased by 2 percent primarily due to lower sales volume due to a temporary plant outage in the second quarter and raw material supply issues, partially offset by price increases to pass on certain raw material costs to the end customer.

          Specialty Materials segment profit decreased by 19 percent in the second quarter of 2007 compared with the second quarter of 2006 due principally to lower sales in our UOP business, lower prices for refrigerants in our Fluorine Products business and lower sales volume in our Resins and Chemicals business as a result of a temporary plant outage. The effect of increased pricing, primarily due to formula price agreements, offset raw material inflation costs.

          Specialty Materials segment profit decreased by 3 percent in the first six months of 2007 compared with the first six months of 2006 primarily due to lower prices for refrigerants in our Fluorine Products business partially offset by strong performance in our UOP projects business and higher price and productivity gains in the remaining Specialty Materials businesses.

Transportation Systems

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net sales	$1,256	$1,193	$2,457	$2,288
% change compared with prior period	5%		7%
Segment profit	$157	$165	$313	$307
% change compared with prior period	(5%)		2%

          Transportation Systems sales increased by 5 percent in the second quarter of 2007 compared with the second quarter of 2006, primarily due to favorable impact of foreign exchange and increased sales in our Turbo business.

•

Turbo sales increased by 9 percent in the second quarter of 2007 compared with the second quarter of 2006 primarily due to favorable impact of foreign exchange and continued strong sales to European light vehicle manufacturers, offset by lower sales to Class 8 engine manufacturers.

•

Consumer Products Group sales were flat in the second quarter of 2007 compared with the second quarter of 2006 primarily due to reduced sales of automotive aftermarket products offset by favorable impact of foreign exchange.

          Transportation Systems sales increased by 7 percent in the first six months of 2007 compared with the first six months of 2006, primarily due to favorable impact of foreign exchange and to increased sales in our Turbo business and Consumer Products Group.

•

Turbo sales increased by 9 percent in the first six months of 2007 compared with the first six months of 2006 primarily due to favorable impact of foreign exchange and strong sales to European light vehicle manufacturers, offset by lower sales to Class 8 engine manufacturers.

•	Consumer Products Group sales increased by 5 percent in the first six months of 2007 compared with the first six months of 2006 due to favorable impact of foreign exchange and volume growth.

          Transportation Systems segment profit decreased by 5 percent in the second quarter of 2007 compared with the second quarter of 2006. Increased productivity, increased prices and lower warranty expense were more than offset by the impact of inflation, primarily relating to nickel components, and the cost of new product launches.

          Transportation Systems segment profit increased by 2 percent in the first six months of 2007 compared with the first six months of 2006 primarily due to productivity, increased prices and lower warranty expense, partially offset by the impact of inflation, primarily relating to nickel components, and the cost of new product launches.

Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Severance	$45	$23	$119	$47
Asset impairments	4	—	10	—
Exit costs	—	2	5	4
Adjustments	(5)	(7)	(9)	(9)

Total net repositioning charge	44	18	125	42

Asbestos related litigation charges, net of insurance	21	49	45	77

Probable and reasonably estimable environmental liabilities	60	48	120	110
Business impairment charges	—	—	—	9
Other	—	—	14	7

Total net repositioning and other charges	$125	$115	$304	$245

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Cost of products and services sold	$114	$115	$273	$245
Selling, general and administrative expenses	11	—	31	—

	$125	$115	$304	$245

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Aerospace	$5	$2	$31	$3
Automation and Control Solutions	37	10	78	19
Specialty Materials	(1)	(1)	4	6
Transportation Systems	24	24	55	66
Corporate	60	80	136	151

	$125	$115	$304	$245

          In the second quarter of 2007, we recognized a net repositioning charge of $44 million primarily for severance costs related to workforce reductions of 807 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and a plant closure, principally in our Automation and Control Solutions segment.

          In the second quarter of 2006, we recognized a repositioning charge of $25 million primarily for severance costs related to workforce reductions of 482 manufacturing and administrative positions mainly in our Aerospace, Automation and Control Solutions and Transportation Systems segments. Also, during the second quarter of 2006, $7 million of previously established accruals, primarily for severance at our Aerospace and Specialty Materials segments, were returned to income due primarily to changes in the scope of previously announced severance programs.

          In the first six months of 2007, we recognized a net repositioning charge of $125 million primarily for severance costs related to workforce reductions of 2,142 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          In the first six months of 2006, we recognized a net repositioning charge of $42 million primarily for severance costs related to workforce reductions of 1,008 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

          Our repositioning actions are expected to generate incremental pretax savings of approximately $100 million in 2007 compared with 2006 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $50 million in the first six months of 2007 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate $125 million in 2007 and will be funded through operating cash flows.

          In the second quarter of 2007, we recognized a charge of $60 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $21 million, net of probable insurance recoveries, representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2007. Asbestos matters are discussed in detail in Note 14, Commitments and Contingencies.

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

          In the first six months of 2007, we recognized a charge of $120 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $45 million, net of probable insurance recoveries, representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2007. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

          In the first six months of 2006, we recognized a charge of $110 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $77 million primarily for Bendix related asbestos claims filed and defense costs incurred during the first six months of 2006, including an update of expected resolution values with respect to claims pending as of June 30, 2006, net of probable insurance recoveries. The asbestos related charge also included the net effect of the settlement of certain NARCO related pending asbestos claims and a Bendix related insurance settlement. We also recognized business impairment charges of $9 million primarily related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment, and other charges of $7 million primarily related to a property damage litigation matter in our Corporate segment.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006, are summarized as follows:

	2007	2006

Cash provided by (used for):
Operating activities	$1,561	$1,174

Investing activities	(257)	(259)

Financing activities	(910)	(741)
Effect of exchange rate changes on cash	15	16

Net increase in cash and cash equivalents	$409	$190

          Cash provided by operating activities increased by $387 million during the first six months of 2007 compared with the first six months of 2006 primarily due to increased earnings, lower cash tax payments of $134 million and lower pension and other postretirement payments of $70 million, partially offset by an increase in working capital of $126 million (higher accounts receivable consistent with higher sales partially offset by an increase in accounts payable). In addition, there were receipts from the sale of insurance receivables of $97 and $100 million in the second quarter of 2007 and the first quarter of 2006, respectively.

          Cash used for investing activities decreased by $2 million during the first six months of 2007 compared with the first six months of 2006 due primarily to lower spending for acquisitions of $500 million and higher proceeds from disposals of property, plant and equipment of $38 million, partially offset by lower proceeds from sales of businesses of $524 million. The first six months of 2006 included our acquisitions of the First Technologies and Gardiner Groupe businesses and our divestitures of the Indalex and First Technology Safety & Analysis business.

          Cash used for financing activities increased by $169 million during the first six months of 2007 compared with the first months of 2006 primarily due to an increase in the repurchases of common stock of $2,659 million partially offset by an increase in net proceeds from debt of $1,924 million, a $346 million reduction in the payment of debt assumed with acquisitions and an increase in proceeds from issuance of common stock primarily related to stock option exercises of $185 million.

Liquidity

          The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets as well as the ability to sell trade accounts receivables. We continue to balance our cash and financing uses through investment in our existing core businesses, acquisition activity, share repurchases and dividends.

          In May 2007 the Company entered into a $2.8 billion Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $3.5 billion. The Credit Agreement is maintained for general corporate purposes, including support for the issuance of commercial paper, and replaces the previous $2.3 billion five year credit agreement dated April 27, 2006 (“Prior Agreement”). There have been no borrowings under the Credit Agreement. No borrowings were outstanding at any time under the Prior Agreement. The Credit Agreement does not restrict the Company’s ability to pay dividends, nor does it contain financial covenants.

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

          In July 2007, the Company completed the acquisition of Dimensions International, a defense logistics business, for a purchase price of approximately $230 million, which will be integrated into our Aerospace segment. This acquisition was funded using commercial paper.

          In July 2007, the Company entered into a definitive agreement to acquire Enraf Holding B.V a provider of comprehensive solutions for the control and management of transportation, storage and blending operations in the oil and gas industry, which will be integrated into our Automation and Control Solutions segment. Completion of this acquisition is subject to regulatory approval. The purchase price is expected to be approximately $260 million which we anticipate funding using available cash.

C.	OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of June 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

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

          See our 2006 Annual Report on Form 10-K (Item 7A). As of June 30, 2007, there has been no material change in this information.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

          The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended June 30, 2007:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

April 2007	—	—	—	$2,523
May 2007	26,810,000	$ 56.71	26,810,000	$1,003
June 2007	13,600,000	$ 57.42	13,600,000	$3,222	(1)

          (1) Approximately $222 million is remaining under the previously reported share repurchase authorization. In addition, the Board of Directors has authorized the repurchase of up to an additional $3 billion of Honeywell common stock. Honeywell intends to repurchase outstanding shares from time to time in the open market primarily using cash flow generated by operations. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activity, but is presently expected to be to the extent necessary to maintain an essentially flat share count for the balance of 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareowners of Honeywell held on April 23, 2007, the following matters set forth in our Proxy Statement dated March 12, 2007, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors with the respective votes set forth opposite their names:

	FOR	AGAINST

Gordon M. Bethune	663,856,682	33,318,257
Jaime Chico Pardo	658,648,413	38,526,526
David M. Cote	660,239,905	36,938,434
D. Scott Davis	668,541,821	28,634,516
Linnet F. Deily	666,021,419	31,155,448
Clive R. Hollick	663,967,436	33,208,903
James J. Howard	665,854,831	31,323,477
Ivan G. Seidenberg	656,506,594	40,669,743
Bradley T. Sheares	665,004,884	32,173,455
Eric K. Shinseki	667,193,124	29,985,214
John R. Stafford	640,386,773	56,789,566
Michael W. Wright	665,170,122	32,004,896

2.

A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2007 was approved, with 672,319,204 votes cast FOR, 13,174,691 votes cast AGAINST, and 11,610,494 abstentions;

3.

A proposal regarding approval of the 2007 Honeywell Global Employee Stock Plan was approved, with 557,815,280 votes cast FOR, 28,930,522 votes cast AGAINST, 14,168,811 abstentions and 96,263,726 broker non-votes;

4.

A shareowner proposal regarding the recouping of unearned management bonuses was not approved, with 139,560,177 votes cast FOR, 436,044,074 votes cast AGAINST, 25,504,088 abstentions and 96,070,000 broker non-votes;

5.

A shareowner proposal regarding performance based stock options was not approved, with 254,046,284 votes cast FOR, 333,332,847 votes cast AGAINST, 13,731,408 abstentions and 96,067,800 broker non-votes;

6.	A shareowner proposal regarding special shareholder meetings was approved, with 435,067,442 votes cast FOR, 150,897,614 votes cast AGAINST, 15,145,584 abstentions and 96,067,699 broker non-votes; and

7.	A shareowner proposal regarding six sigma was not approved, with 38,808,928 votes cast FOR, 502,033,214 votes cast AGAINST, 60,266,954 abstentions and 96,069,243 broker non-votes.

ITEM 5.	OTHER MATTERS

          As disclosed in Item 4 above, at the Annual Meeting of Shareowners held on April 23, 2007, our shareowners approved the 2007 Honeywell Global Employee Stock Plan (the “Global Employee Stock Plan”). A summary of the material terms of the Global Employee Stock Plan is contained in our definitive proxy statement filed with the Securities and Exchange Commission on March 12, 2007 and is incorporated herein by reference. Such summary is qualified in its entirety by the Global Employee Stock Plan, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 46 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 19, 2007	By:	/s/ David J. Anderson

David J. Anderson
Senior Vice President and
Chief Financial Officer
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10.1

Amended and Restated Five Year Credit Agreement dated as of May 14, 2007 by and among Honeywell International Inc., the banks, financial institutions and other institutional lenders party thereto, Citicorp USA, Inc., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s 8-K filed May 18, 2007)

10.2*

1994 Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003 and by the attached amendment (filed herewith))

10.3*

1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates, as amended (incorporated by reference to Exhibit A to Honeywell’s Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, by Exhibit 10.9 to Honeywell’s Form 10-K filed February 16, 2007 and by the attached amendment (filed herewith))

10.4*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Omitted (Inapplicable)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 5 to the consolidated financial statements in this report.