Form 10-Q
period 2007-09-30
HONEYWELL INTERNATIONAL INC
filed 2007-10-19
CIK 773840

United States
Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

There were 746,769,613 shares of Common Stock outstanding at September 30, 2007.

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

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our form 10-K filed on February 16, 2007.

ITEM 1.     FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(Dollars in millions, except per share amounts)

Product sales	$7,008	$6,334	$20,330	$18,521
Service sales	1,727	1,618	4,984	4,570

Net sales	8,735	7,952	25,314	23,091

Costs, expenses and other
Cost of products sold	5,450	4,973	15,778	14,470
Cost of services sold	1,196	1,138	3,509	3,268

	6,646	6,111	19,287	17,738
Selling, general and administrative expenses	1,144	1,037	3,360	3,125
Other (income) expense	(16)	(27)	(47)	(69)
Interest and other financial charges	124	97	331	280

	7,898	7,218	22,931	21,074

Income from continuing operations before taxes	837	734	2,383	2,017
Tax expense	219	193	628	524

Income from continuing operations	618	541	1,755	1,493
Income from discontinued operations, net of taxes	—	—	—	5

Net income	$618	$541	$1,755	$1,498

Earnings per share of common stock-basic:
Income from continuing operations	$0.83	$0.66	$2.28	$1.81
Income from discontinued operations	—	—	—	0.01

Net income	$0.83	$0.66	$2.28	$1.82

Earnings per share of common stock-assuming dilution:
Income from continuing operations	$0.81	$0.66	$2.25	$1.80
Income from discontinued operations	—	—	—	0.01

Net income	$0.81	$0.66	$2.25	$1.81

Cash dividends per share of common stock	$0.25	$0.227	$0.75	$0.681

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2007	December 31, 2006

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,787	$1,224
Accounts, notes and other receivables	6,461	5,740
Inventories	3,919	3,588
Deferred income taxes	1,127	1,215
Other current assets	362	537

Total current assets	13,656	12,304

Investments and long-term receivables	526	382
Property, plant and equipment - net	4,770	4,797
Goodwill	8,784	8,403
Other intangible assets - net	1,336	1,247
Insurance recoveries for asbestos related liabilities	1,111	1,100
Deferred income taxes	997	1,075
Prepaid pension benefit cost	772	695
Other assets	950	938

Total assets	$32,902	$30,941

LIABILITIES
Current liabilities:
Accounts payable	$3,812	$3,518
Short-term borrowings	70	62
Commercial paper	1,977	669
Current maturities of long-term debt	415	423
Accrued liabilities	5,818	5,463

Total current liabilities	12,092	10,135

Long-term debt	5,391	3,909
Deferred income taxes	484	352
Postretirement benefit obligations other than pensions	2,092	2,090
Asbestos related liabilities	1,146	1,262
Other liabilities	3,442	3,473

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,991	3,845
Common stock held in treasury, at cost	(9,431)	(6,339)
Accumulated other comprehensive income (loss)	(1,034)	(1,307)
Retained earnings	13,771	12,563

Total shareowners’ equity	8,255	9,720

Total liabilities and shareowners’ equity	$32,902	$30,941

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2007	2006

	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,755	$1,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620	596
Repositioning and other charges	408	350
Net (payments) for repositioning and other charges	(355)	(335)
Pension and other postretirement expense	251	344
Pension and other postretirement payments	(166)	(258)
Stock option expense	54	61
Deferred income taxes	169	423
Excess tax benefits from share based payment arrangements	(68)	—
Other	154	2
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(603)	(545)
Inventories	(290)	(265)
Other current assets	36	(6)
Accounts payable	273	215
Accrued liabilities	233	(110)

Net cash provided by operating activities	2,471	1,970

Cash flows from investing activities:
Expenditures for property, plant and equipment	(457)	(433)
Proceeds from disposals of property, plant and equipment	87	45
Increase in investments	(20)	—
Cash paid for acquisitions, net of cash acquired	(566)	(623)
Proceeds from sales of businesses, net of fees paid	51	579

Net cash (used for) investing activities	(905)	(432)

Cash flows from financing activities:
Net increase/(decrease) in commercial paper	1,299	(385)
Net increase/(decrease) in short-term borrowings	4	(215)
Payment of debt assumed with acquisitions	(40)	(346)
Proceeds from issuance of common stock	517	278
Proceeds from issuance of long-term debt	1,885	1,239
Payments of long-term debt	(415)	(371)
Excess tax benefits from share based payment arrangements	68	—
Repurchases of common stock	(3,783)	(1,020)
Cash dividends on common stock	(580)	(560)

Net cash (used for) financing activities	(1,045)	(1,380)

Effect of foreign exchange rate changes on cash and cash equivalents	42	23

Net increase in cash and cash equivalents	563	181
Cash and cash equivalents at beginning of period	1,224	1,234

Cash and cash equivalents at end of period	$1,787	$1,415

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine month periods ended September 30, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine month periods ended September 30, 2007 and 2006 were September 29, 2007 and September 30, 2006, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.Honeywell.com under the heading “Investor Relations”.

          The financial information as of September 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

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

          As of January 1, 2007, we had $744 million of unrecognized tax benefits. If recognized, approximately $575 million would be recorded as a component of income tax expense. In the nine months ended September 30, 2007, the Company increased its unrecognized tax benefits by $31 million due to additional reserves for various international and U.S. tax audit matters, partially offset by a tax benefit from the favorable resolution of an international tax audit. The net increase was recorded as a charge to income tax expense. As of September 30, 2007 we had $775 million of unrecognized tax benefits. If recognized, approximately $603 million would be recorded as a component of income tax expense.

          In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of September 30, 2007:

	Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated

United States (1)	1996 - 2005	2006
United Kingdom	1999 - 2005	2006
Canada (1)	1991 - 2004	2005 - 2006
Germany (1)	1998 - 2004	2005 - 2006
France	2000 - 2005	2006
Netherlands	2002, 2004 - 2005	2000 – 2001, 2003, 2006
Australia	N/A	2003 - 2006
China	N/A	1997 - 2006
India	2002 - 2005	2006

(1)	includes federal as well as state, provincial or similar local jurisdictions, as applicable

          Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns, will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant federal, state and foreign tax authorities, the Company anticipates that several of these audits may be finalized in the next twelve months. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, at this time it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

          Unrecognized tax benefits for the above listed examinations in progress were $502 million and $469 million as of January 1, 2007 and September 30, 2007, respectively. This decrease is primarily due to the settlement of tax examinations during the quarters ended June 30, and September 30, 2007.

          Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $8 million and $26 million for the three and nine months ended September 30, 2007, respectively. Accrued interest and penalties were $98 million and $124 million as of January 1, 2007 and September 30, 2007, respectively.

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

          In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance’’ method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

NOTE 3. Acquisitions

          In July 2007, the Company completed the acquisition of Dimensions International, a defense logistics business, for a purchase price of approximately $230 million. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $26 million to identifiable intangible assets, predominantly contractual relationships. These intangible assets are being amortized over their estimated life of 5 years using straight-line and accelerated amortization periods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $174 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through September 30, 2007 are included in the Aerospace segment and were not material to the consolidated financial statements.

          In July 2007, the Company completed the acquisition of Enraf Holding B.V., a provider of comprehensive solutions for the control and management of transportation, storage and blending operations in the oil and gas industry, for a purchase price of approximately $264 million, including the assumption of approximately $40 million of debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $97 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 7 to 15 years using straight-line and accelerated amortization periods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $124 million, was recorded as goodwill. Goodwill will be deducted over a 15 year period for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through September 30, 2007 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

          As of September 30, 2007, the purchase accounting for these acquisitions are still subject to final adjustment primarily for useful lives and amounts allocated to intangible assets and goodwill based on preliminary valuation studies performed by a third-party valuation firm and for certain pre-acquisition contingencies.

          In October 2007, the Company entered into a definitive agreement to acquire Hand Held Products Inc, an automatic identification and data collection company, which will be integrated into our Automation and Control Solutions segment. Completion of this acquisition is subject to regulatory approval. The purchase price is expected to be approximately $390 million.

NOTE 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Severance	$27	$8	$146	$55
Asset impairments	2	8	12	8
Exit costs	2	—	7	4
Adjustments	(5)	(1)	(14)	(10)

Total net repositioning charge	26	15	151	57

Asbestos related litigation charges, net of insurance	28	33	73	110

Probable and reasonably estimable environmental liabilities	50	58	170	168

Arbitration award related to phenol supply agreement	—	(17)	—	(17)
Business impairment charges	—	—	—	9
Other	—	16	14	23

Total net repositioning and other charges	$104	$105	$408	$350

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Cost of products and services sold	$101	$105	$374	$350
Selling, general and administrative expenses	3	—	34	—

	$104	$105	$408	$350

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Aerospace	$5	$—	$36	$3
Automation and Control Solutions	14	—	92	19
Specialty Materials	1	(2)	5	4
Transportation Systems	33	34	88	100
Corporate	51	73	187	224

	$104	$105	$408	$350

          In the third quarter of 2007, we recognized a net repositioning charge of $26 million primarily for severance costs related to workforce reductions of 347 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure, principally in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

          In the third quarter of 2006, we recognized a repositioning charge of $16 million consisting of severance costs of $8 million related to workforce reductions of 124 manufacturing and administrative positions and $8 million for the write-down of property, plant and equipment related to exiting a tolling arrangement with a vendor. The total repositioning charge related principally to businesses in our Specialty Materials segment.

          In the first nine months of 2007, we recognized a net repositioning charge of $151 million primarily for severance costs related to workforce reductions of 2,489 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          In the first nine months of 2006, we recognized a net repositioning charge of $57 million primarily for severance costs related to workforce reductions of 1,132 manufacturing and administrative positions in our Automation and Control Solutions, Aerospace and Transportation Systems segments.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2006	$118	$—	$9	$127
2007 charges	146	12	7	165
2007 usage	(65)	(12)	(6)	(83)
Adjustments	(14)	—	—	(14)

Balance at September 30, 2007	$185	$—	$10	$195

          In the third quarter of 2007, we recognized a charge of $50 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $28 million, net of probable insurance recoveries, representing an update to our estimated liability for Bendix related asbestos claims as of September 30, 2007. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the third quarter of 2006, we recognized a charge of $58 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $33 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2006, net of probable insurance recoveries. We recognized a credit of $17 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business for 2005 transactions. We also recognized other charges of $16 million in our Corporate segment primarily for a property damage claim litigation matter in Brunswick, Ga., which was subsequently settled.

          In the first nine months of 2007, we recognized a charge of $170 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $73 million, net of probable insurance recoveries, representing an update to our estimated liability for Bendix related asbestos claims as of September 30, 2007. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

          In the first nine months of 2006, we recognized a charge of $168 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $110 million primarily for Bendix related asbestos claims filed and defense costs incurred during the first nine months of 2006, including an update of expected resolution values with respect to claims pending as of June 30, 2006, net of probable insurance recoveries. The asbestos related charge also included the net effect of the settlement of certain NARCO related pending asbestos claims and a Bendix related insurance settlement. We recognized a credit of $17 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business for 2005 transactions. We recognized other charges of $23 million in our Corporate segment primarily for a property damage claim litigation matter in Brunswick, Ga., which was subsequently settled. We also recognized business impairment charges of $9 million primarily related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment.

NOTE 5. Other (income) expense.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Equity (income)/loss of affiliated companies	$(5)	$4	$(7)	$5
Gain on sale of non-strategic businesses and assets	(6)	—	(21)	(19)
Interest income	(16)	(37)	(55)	(74)
Foreign exchange	7	7	19	11
Other (net)	4	(1)	17	8

	$(16)	$(27)	$(47)	$(69)

NOTE 6. Earnings Per Share

          The details of the earnings per share calculations for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,

	2007		2006

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income	$618	$618	$541	$541

Average shares
Average shares outstanding	748.0	748.0	817.5	817.5
Dilutive securities issuable in connection with stock plans	—	10.4	—	4.0

Total average shares outstanding	748.0	758.4	817.5	821.5

Earnings per share of common stock
Net income	$0.83	$0.81	$0.66	$0.66

	Nine Months Ended September 30,

	2007		2006

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Income from continuing operations	$1,755	$1,755	$1,493	$1,493

Income from discontinued operations, net of taxes	—	—	5	5

Net income	$1,755	$1,755	$1,498	$1,498

Average shares
Average shares outstanding	770.3	770.3	824.1	824.1

Dilutive securities issuable in connection with stock plans	—	9.5	—	4.9

Total average shares outstanding	770.3	779.8	824.1	829.0

Earnings per share of common stock
Income from continuing operations	$2.28	$2.25	$1.81	$1.80
Income from discontinued operations, net of taxes	—	—	0.01	0.01

Net income	$2.28	$2.25	$1.82	$1.81

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended September 30, 2007 and 2006, the number of stock options excluded from the computations were 5.8 and 26.7 million, respectively. For the nine months ended September 30, 2007 and 2006, the number of stock options excluded from the computations were 9.6 and 23.8 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. Accounts, notes and other receivables

	September 30, 2007	December 31, 2006

Trade	$6,099	$5,373
Other	561	584

	6,660	5,957
Less - Allowance for doubtful accounts	(199)	(217)

	$6,461	$5,740

NOTE 8. Inventories

	September 30, 2007	December 31, 2006

Raw materials	$1,779	$1,625
Work in process	869	808
Finished products	1,437	1,342

	4,085	3,775
Less – Progress payments	(5)	(17)
– Reduction to LIFO cost basis	(161)	(170)

	$3,919	$3,588

NOTE 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the nine months ended September 30, 2007 by segment is as follows:

	Dec. 31, 2006	Acquisitions	Divestitures	Currency Translation Adjustment	Sept. 30, 2007

Aerospace	$1,745	$178	$—	$6	$1,929
Automation and Control Solutions	4,959	165	(1)	28	5,151
Specialty Materials	1,151	1	(6)	6	1,152
Transportation Systems	548	—	—	4	552

	$8,403	$344	$(7)	$44	$8,784

Other intangible assets are comprised of:

	September 30, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$971	$(480)	$491	$923	$(410)	$513
Customer relationships	610	(103)	507	506	(68)	438
Trademarks	167	(31)	136	130	(22)	108
Other	350	(250)	100	322	(236)	86

	2,098	(864)	1,234	1,881	(736)	1,145

Trademarks with indefinite lives	102	—	102	102	—	102

	$2,200	$(864)	$1,336	$1,983	$(736)	$1,247

          Amortization expense related to intangible assets for the nine months ended September 30, 2007 and 2006 was $119 and $101 million, respectively.

NOTE 10. Long-term Debt and Credit Agreements

	September 30, 2007	December 31, 2006

7.0% notes due 2007	$—	$350
7-1/8% notes due 2008	200	200
6.20% notes due 2008	200	200
Floating rate notes due 2009	500	—
Floating rate notes due 2009	300	300
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	231	239
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.625% notes due 2012	400	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	—
Industrial development bond obligations, 3.25%-9.50% maturing at various dates through 2037	64	65
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	—
Other (including capitalized leases), 1.9%-13.5% maturing at various dates through 2020	94	161

	5,806	4,332
Less current portion	(415)	(423)

	$5,391	$3,909

The schedule of principal payments on long term debt is as follows:

At September 30, 2007

2007	$6
2008	416
2009	1,011
2010	1,130
2011	527
Thereafter	2,716

5,806
Less-current portion	(415)

$5,391

          In July 2007, the Company issued $500 million Floating Rate Senior Notes due 2009 and $400 million 5.625% Senior Notes due 2012 (collectively, the “Senior Notes”). The Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $900 million, offset by $3 million in discount and issuance costs.

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

          In March 2007, the Company issued $400 million 5.30% Senior Notes due 2017 and $600 million 5.70% Senior Notes due 2037 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $12 million in discount and issuance costs.

NOTE 11. Stock-Based Compensation Plans

          Compensation cost related to stock options recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R was $13 and $20 million in the three months ended September 30, 2007 and 2006, respectively. Compensation cost related to stock options was $54 and $61 million in the nine months ended September 30, 2007 and 2006, respectively. The associated future income tax benefit recognized was $5 and $7 million in the three months ended September 30, 2007 and 2006, respectively. The associated future income tax benefit recognized was $20 and $22 million in the nine months ended September 30, 2007 and 2006, respectively.

          The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$14.57	$9.28	$10.26	$9.44

Assumptions:
Expected volatility	24.25%	23.79%	20.17%	22.32%
Expected annual dividend yield	1.75%	2.31%	2.09%	2.15%
Risk free rate of return	4.57%	5.00%	4.66%	4.63%
Expected option term (years)	5.3	5.0	5.3	5.0

          The following table summarizes information about stock option activity for the nine months ended September 30, 2007:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2006	54,232,677	$39.98	5.7	$406
Granted	5,950,000	47.56
Exercised	(13,626,333)	37.32
Lapsed or canceled	(1,737,290)	45.90

Outstanding at September 30, 2007	44,819,054	$41.59	5.9	$818

Vested and expected to vest at September 30, 2007 (1)	42,331,673	$41.39	5.9	$782

Exercisable at September 30, 2007	31,548,409	$40.77	4.8	$606

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

          The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $220 million. Intrinsic value is the amount by which the stock price exceeded the exercise price of the options on the date of exercise. During the nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was $508 million with an associated tax benefit realized of $82 million. Consistent with the requirements of SFAS No. 123R, we classified $68 million of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

          At September 30, 2007, there was $86 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.27 years. The total fair value of options vested during the nine months ended September 30, 2007 was $83 million.

          The following table summarizes information about Restricted Stock Unit (RSU) activity for the nine months ended September 30, 2007:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share

Non-vested at December 31, 2006	4,751,999	$35.85
Granted	1,962,350	54.42
Vested	(269,915)	33.82
Forfeited	(382,253)	38.06

Non-vested at September 30, 2007	6,062,181	$41.81

          At September 30, 2007, there was approximately $169 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.15 years. Compensation expense related to RSUs (included in selling, general and administrative expenses) for the three months ended September 30, 2007 and 2006 was $11 and $9 million, respectively. Compensation expense related to RSUs for the nine months ended September 30, 2007 and 2006 was $41 and $27 million, respectively.

NOTE 12. Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income	$618	$541	$1,755	$1,498
Foreign exchange translation adjustments	153	91	219	146
Pension and postretirement benefit adjustments	(26)	—	52	—
Change in fair value of effective cash flow hedges	6	(27)	2	(16)

	$751	$605	$2,028	$1,628

NOTE 13. Segment Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net Sales
Aerospace	$3,102	$2,854	$8,969	$8,169
Automation and Control Solutions	3,196	2,844	9,036	7,975
Specialty Materials	1,211	1,143	3,626	3,548
Transportation Systems	1,226	1,111	3,683	3,399
Corporate	—	—	—	—

	$8,735	$7,952	$25,314	$23,091

Segment Profit
Aerospace	$560	$501	$1,583	$1,354
Automation and Control Solutions	373	330	980	838
Specialty Materials	157	110	524	489
Transportation Systems	124	129	437	436
Corporate	(47)	(41)	(144)	(134)

Total Segment Profit	1,167	1,029	3,380	2,983

Other income (expense)	16	27	47	69
Interest and other financial charges	(124)	(97)	(331)	(280)
Stock option expense (A)	(13)	(20)	(54)	(61)
Pension and other postretirement expense (A)	(105)	(100)	(251)	(344)
Repositioning and other charges (A)	(104)	(105)	(408)	(350)

Income from continuing operations before taxes	$837	$734	$2,383	$2,017

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTE 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Pension Benefits
Service cost	$61	$57	$198	$197
Interest cost	243	225	718	665
Expected return on plan assets	(339)	(309)	(1,008)	(920)
Amortization of transition asset	—	(1)	—	—
Amortization of prior service cost	6	7	19	20
Recognition of actuarial losses	61	96	157	257
Settlements and curtailments	35	—	35	(11)

	$67	$75	$119	$208

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Other Postretirement Benefits
Service cost	$2	$3	$11	$13
Interest cost	27	28	91	87
Expected return on plan assets	—	—	—	—
Amortization of prior service (credit)	(6)	(11)	(28)	(30)
Recognition of actuarial losses	10	3	34	39

	$33	$23	$108	$109

          Settlements and curtailments in both the three and nine month periods ended September 30, 2007 include a charge of $35 million related to a settlement in principle with respect to certain claims in the Allen, et. al. v Honeywell Retirement Earnings Plan pension litigation matter. See Note 15 for further discussion of this matter.

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

Nine Months Ended September 30, 2007

Beginning of period	$831
Accruals for environmental matters deemed probable and reasonably estimable	172
Environmental liability payments	(196)
Other adjustments	7

End of period	$814

          Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2007	December 31, 2006

Accrued liabilities	$261	$251
Other liabilities	553	580

	$814	$831

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

          Dundalk Marine Terminal, Baltimore – Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase (which began in April 2006) is expected to take approximately 18 to 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals. In October 2007, the Court dismissed BUILD’s state law claims with prejudice and dismissed BUILD’s RCRA claims regarding neighborhoods near the DMT facility without prejudice. The Court is expected to schedule a hearing in the first quarter of 2008 on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          As a result of the NARCO bankruptcy filing, all of the claims pending against NARCO are automatically stayed pending the reorganization of NARCO. In addition, the bankruptcy court enjoined both the filing and prosecution of NARCO-related asbestos claims against Honeywell. The stay has remained in effect continuously since January 4, 2002. In connection with NARCO’s bankruptcy filing, we paid NARCO’s parent company $40 million and agreed to provide NARCO with up to $20 million in financing. We also agreed to pay $20 million to NARCO’s parent company upon the filing of a plan of reorganization for NARCO acceptable to Honeywell (which amount was paid in December 2005 following the filing of NARCO’s Third Amended Plan of Reorganization), and to pay NARCO’s parent company $40 million, and to forgive any outstanding NARCO indebtedness to Honeywell, upon the effective date of the plan of reorganization.

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

          In September 2007, the Bankruptcy Court confirmed the NARCO Plan without modification and approved the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. We expect that one or more of the insurers will appeal. No assurances can be given as to the time frame or outcome of any such appeal. We expect that the stay enjoining litigation against NARCO and Honeywell to remain in effect during the pendency of these proceedings.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of September 30, 2007 and December 31, 2006 of $1.2 and $1.3 billion, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims are expected to be completed by the end of 2007. Approximately $90 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of September 30, 2007 and December 31, 2006, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $945 and $955 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2007, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at September 30, 2007. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. In the third quarter of 2007, Honeywell prevailed in the New York action on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The Court’s ruling is subject to appeal. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

          Projecting future events is subject to many uncertainties that could cause the NARCO related asbestos liabilities or assets to be higher or lower than those projected and recorded. There is no assurance that the plan of reorganization will become final, that insurance recoveries will be timely or whether there will be any NARCO related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

          Friction Products — Honeywell’s Bendix friction materials (Bendix) business manufactured automotive brake pads that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals that allegedly performed brake replacements.

          From 1981 through September 30, 2007, we have resolved approximately 112,000 Bendix related asbestos claims. Trials covering 126 plaintiffs resulted in 125 favorable verdicts and one mistrial. Trials covering nine individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, four are or shortly will be on appeal, and the remaining three claims were settled.

          The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30, 2007	Year Ended December 31,

		2006	2005

Claims Activity
Claims Unresolved at the beginning of period	57,108	79,502	76,348
Claims Filed during the period	2,151	4,391	7,520
Claims Resolved during the period	(7,405)	(26,785)	(4,366	)(a)

Claims Unresolved at the end of period	51,854	57,108	79,502

Disease Distribution of Unresolved Claims

		December 31,

	September 30, 2007	2006	2005

Mesothelioma and Other Cancer Claims	5,007	4,843	4,810
Other Claims	46,847	52,265	74,692

Total Claims	51,854	57,108	79,502

(a)

Excludes 2,524 claims which were inadvertently included in resolved claims as of December 31, 2005 which had no impact on the recorded values for such claims and has been corrected for purposes of this presentation.

          Approximately 45 percent of the approximately 52,000 pending claims at September 30, 2007 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually have claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2006 approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue. We anticipate additional dismissals in this jurisdiction.

          Honeywell has experienced historical average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,

	2006	2005	2004

	(in whole dollars)
Malignant claims	$33,000	$58,000	$90,000
Nonmalignant claims	$250	$600	$1,600

          It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims at September 30, 2007 and December 31, 2006 of $541 and $528 million, respectively.

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

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $216 and $302 million are reflected as receivables in our consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and friction products - The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Nine Months Ended September 30, 2007

	Bendix	NARCO	Total

Beginning of period	$528	$1,291	$1,819
Accrual for update to estimated liability	90	—	90
Asbestos related liability payments	(77)	(122)	(199)

End of period	$541	$1,169	$1,710

Insurance Recoveries for Asbestos Related Liabilities

	Nine Months Ended September 30, 2007

	Bendix	NARCO	Total

Beginning of period	$302	$955	$1,257
Probable insurance recoveries related to estimated liability	17	—	17
Insurance receipts for asbestos related liabilities	(101)	(10)	(111)
Other	(2)	—	(2)

End of period	$216	$945	$1,161

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2007	December 31, 2006

Other current assets	$50	$157
Insurance recoveries for asbestos related liabilities	1,111	1,100

	$1,161	$1,257

Accrued liabilities	$564	$557
Asbestos related liabilities	1,146	1,262

	$1,710	$1,819

Other Matters

          Baton Rouge, LA — As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality), and an employee exposure to hydrofluoric acid. In September 2007, the Company entered a guilty plea to a misdemeanor charge and, pursuant to the plea, will pay $12 million in combined restitution and fines.

          Allen, et. al. v. Honeywell Retirement Earnings Plan – During the third quarter of 2007, we agreed to a settlement in principle with the plaintiffs in this class action lawsuit relating to allegations that, among other things, Honeywell impermissibly reduced the pension benefits of certain employees of the former Garrett Corporation (a predecessor entity by merger) when the plan was amended in 1983 and failed to calculate certain benefits in accordance with the terms of the plan. Under the terms of the settlement in principle, 18 of the 21 claims alleged by plaintiffs would be dismissed with prejudice in exchange for approximately $35 million, and the maximum aggregate liability for the remaining three claims would be capped at $500 million. During the third quarter of 2007, we recorded the $35 million settlement amount as part of pension expense (See Note 14). Any amounts payable, including the settlement amount, will be paid from the Company’s pension plan. The definitive settlement agreement will be subject to approval by the U.S. District Court for the District of Arizona. We continue to expect to prevail on the remaining claims in light of applicable law and our substantial affirmative defenses, which have not yet been considered by the Court. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable with respect to these three claims and we have not recorded a provision for the remaining claims in our financial statements. Although we expect to prevail on all three of the remaining claims, an adverse ruling on one or more of these claims could have a material adverse effect on our results of operations in the period recognized. We do not believe that an adverse outcome in this matter would have a material adverse effect on our operating cash flows or consolidated financial position.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2007, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 19, 2007

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the third quarter and nine months ended September 30, 2007. The financial information as of September 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

A.	RESULTS OF OPERATIONS – THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net sales	$8,735	$7,952	$25,314	$23,091
% change compared with prior period	10%		10%

          The increase in net sales in the third quarter and nine months of 2007 compared with the third quarter and nine months of 2006 is attributable to the following:

	Three Months	Nine Months

Price	1%	1%
Volume	6	6
Foreign Exchange	2	2
Acquisitions/Divestitures	1	1

	10%	10%

          A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Cost of products and services sold	$6,646	$6,111	$19,287	$17,738
Gross Margin percentage	23.9%	23.2%	23.8%	23.2%

          Gross margin percentage increased by 0.7 percentage points in the third quarter of 2007 compared with the third quarter of 2006 due primarily to higher margins in our Aerospace and Specialty Materials segments.

          Gross margin percentage increased by 0.6 percentage points in the first nine months of 2007 compared with the first nine months of 2006 due primarily to higher margins in our Aerospace segment and lower pension and other postretirement expense in our Corporate segment, partially offset by higher repositioning charges.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Selling, general and administrative expenses	$1,144	$1,037	$3,360	$3,125
Percent of sales	13.1%	13.0%	13.3%	13.5%

                    Selling, general and administrative expenses as a percentage of sales increased by 0.1 percentage points in the third quarter of 2007 compared with the third quarter of 2006 primarily due to higher general and administrative costs in our Corporate segment (primarily compensation, benefit and other employee related costs), partially offset by productivity savings in our Aerospace segment.

                    Selling, general and administrative expenses as a percentage of sales decreased by 0.2 percentage points in the first nine months of 2007 compared with the first nine months of 2006. This decline is primarily due to productivity savings in our Aerospace, Automation and Control Solutions and Specialty Materials segments and lower pension and other postretirement expense in our Corporate segment, partially offset by higher repositioning charges.

Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Pension and other postretirement benefits (OPEB) expense included in cost of products and services sold and selling, general and administrative expenses	$105	$100	$251	$344

          Pension and OPEB expense increased by $5 million in the third quarter of 2007 compared with the third quarter of 2006, primarily due to an expense of $35 million related to a settlement in principle with respect to certain claims in the Allen, et. al. v. Honeywell Retirement Earnings Plan pension litigation matter (the “Allen Settlement”). See Note 15 in Notes to Financial Statements for further discussion of this matter. This increase was partially offset by a decrease of $30 million in our on-going pension and OPEB expense.

          Pension and OPEB expense decreased by $93 million in the first nine months of 2007 compared with the first nine months of 2006, primarily due to a decrease of $128 million in our on-going pension and OPEB expense, partially offset by the $35 million impact of the Allen Settlement.

          The decreases to our on-going pension and OPEB expense in both of these periods were driven by lower pension expense primarily due to a decrease in the amortization of net losses in our U.S. plans resulting from an increase in the discount rate at December 31, 2006 and actual plan asset returns higher than the expected rate of return in 2004 and 2006.

Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Equity (income)/loss of affiliated companies	$(5)	$4	$(7)	$5
Gain on sale of non-strategic businesses and assets	(6)	—	(21)	(19)
Interest income	(16)	(37)	(55)	(74)
Foreign exchange	7	7	19	11
Other (net)	4	(1)	17	8

	$(16)	$(27)	$(47)	$(69)

          Other income decreased by $11 million in the third quarter of 2007 compared with the third quarter of 2006 and by $22 million in the first nine months of 2007 compared with the first nine months of 2006. These decreases are primarily the result of lower interest income (due to interest received on a favorable tax settlement in the third quarter of 2006, partially offset by an increase in equity income (primarily in our Specialty Materials segment).

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Interest and other financial charges	$124	$97	$331	$280
% change compared with prior period	28%		18%

          Interest and other financial charges increased in both the third quarter and first nine months of 2007 compared with the same periods in the prior year, due principally to higher debt balances and higher borrowing costs.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Tax expense	$219	$193	$628	$524
Effective tax rate	26.2%	26.3%	26.4%	26.0%

          The effective tax rate in the third quarter of 2007 decreased by 0.1 percentage points compared with the third quarter of 2006, primarily due to an increase in the amount of tax benefits derived from the domestic manufacturing deduction partially offset by increased tax expense due to changes in enacted tax rates in Germany and the United Kingdom.

          The effective tax rate for the first nine months of 2007 increased by 0.4 percentage points compared with the first nine months of 2006, primarily due to the favorable resolution of certain tax audits during the first nine months of 2006 and increased tax expense due to changes in enacted tax rates in Germany and the United Kingdom, partially offset by an increase in the amount of tax benefits derived from the domestic manufacturing deduction.

          The effective tax rate was lower than the statutory rate of 35 percent due in part to an increase in foreign earnings, the benefits from the domestic manufacturing deduction and the utilization of tax credits.

Income from Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Income from continuing operations	$618	$541	$1,755	$1,493
Earnings per share of common stock – assuming dilution	$0.81	$0.66	$2.25	$1.80

          Earnings per share of common stock – assuming dilution increased by $0.15 per share in the third quarter of 2007 compared with the third quarter of primarily due to increased segment profit and a reduction in the number of shares outstanding due to the Company’s stock repurchase program, partially offset by higher interest expense.

          Earnings per share of common stock – assuming dilution increased by $0.45 per share in the first nine months of 2007 compared with the first nine months of 2006 primarily due to increased segment profit, lower pension and other postretirement expense and a reduction in the number of shares outstanding due to the Company’s stock repurchase program, partially offset by higher income tax expense, interest expense and repositioning and other charges.

Income from Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Income from discontinued operations	$—	$—	$—	$5
Earnings per share of common stock – assuming dilution	$—	$—	$—	$0.01

          Income from discontinued operations of $5 million, or $0.01 per share, in the first nine months of 2006 relates to the operating results of Indalex, sold in February 2006.

Review of Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net Sales
Aerospace	$3,102	$2,854	$8,969	$8,169
Automation and Control Solutions	3,196	2,844	9,036	7,975
Specialty Materials	1,211	1,143	3,626	3,548
Transportation Systems	1,226	1,111	3,683	3,399
Corporate	—	—	—	—

	$8,735	$7,952	$25,314	$23,091

Segment Profit
Aerospace	$560	$501	$1,583	$1,354
Automation and Control Solutions	373	330	980	838
Specialty Materials	157	110	524	489
Transportation Systems	124	129	437	436
Corporate	(47)	(41)	(144)	(134)

Total Segment Profit	1,167	1,029	3,380	2,983

Other income (expense)	16	27	47	69
Interest and other financial charges	(124)	(97)	(331)	(280)
Stock option expense (A)	(13)	(20)	(54)	(61)
Pension and other postretirement expense (A)	(105)	(100)	(251)	(344)
Repositioning and other charges (A)	(104)	(105)	(408)	(350)

Income from continuing operations before taxes	$837	$734	$2,383	$2,017

(A)	Amounts included in cost of products and services sold and selling, general and administrative expenses in the Consolidated Statement of Operations.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net sales	$3,102	$2,854	$8,969	$8,169
% change compared with prior period	9%		10%
Segment profit	$560	$501	$1,583	$1,354
% change compared with prior period	12%		17%

          Aerospace sales by major customer end-markets for the third quarter and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

	% of Aerospace Sales		% Changes in Sales	% of Aerospace Sales		% Changes in Sales

Customer End-Markets	2007	2006	2007 Versus 2006	2007	2006	2007 Versus 2006

Commercial:
Air transport and regional original equipment	15%	16%	9%	16%	16%	13%
Air transport and regional aftermarket	23	23	6	22	22	8
Business and general aviation original equipment	11	11	6	11	12	11
Business and general aviation aftermarket	10	10	22	10	10	16
Defense and Space	41	40	8	41	40	8

Total	100%	100%	9%	100%	100%	10%

          Aerospace sales increased by 9 percent in the third quarter of 2007 compared with the third quarter of 2006 and by 10 percent in the first nine months of 2007 compared with the first nine months of 2006. Details regarding the increase in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased by 9 percent in the third quarter and 13 percent in the first nine months primarily driven by increased deliveries to our air transport customers due to higher aircraft production rates.

•

Air transport and regional aftermarket sales increased by 6 percent in the third quarter and 8 percent in the first nine months primarily as a result of increased sales volume and price of spare parts and maintenance activity relating to approximately 7 percent and 6 percent increases in global flying hours in the third quarter and first nine months of 2007, respectively.

•

Business and general aviation OE sales increased by 6 percent in the third quarter and 11 percent in the first nine months due primarily to an increase in new business jet deliveries due to continued strong demand in the business jet end-market.

•

Business and general aviation aftermarket sales increased by 22 percent in the third quarter and 16 percent in the first nine months due to increased revenue under maintenance service agreements, higher engine utilization and higher sales of spare parts.

•	Defense and space sales increased by 8 percent in the third quarter and the first nine months, including the positive impact of the acquisition of Dimensions International (4 percent in the third quarter and 2 percent in the first nine months), higher sales of surface systems and an increase in space sales, including engineering activity relating to the Orion (CEV) program.

          Aerospace segment profit increased by 12 percent in the third quarter of 2007 compared with the third quarter of 2006 and by 17 percent in the first nine months of 2007 compared with the first nine months of 2006 due primarily to sales volume growth, increased prices, productivity and a one-time reimbursement of certain research and development costs (in the first quarter of 2007), partially offset by inflation.

Automation and Control Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net sales	$3,196	$2,844	$9,036	$7,975
% change compared with prior period	12%		13%
Segment profit	$373	$330	$980	$838
% change compared with prior period	13%		17%

          Automation and Control Solutions (“ACS”) sales increased by 12 percent in the third quarter of 2007 compared with the third quarter of 2006, including 4 percent favorable impact of foreign exchange and net growth from acquisitions and divestitures of 1 percent. This increase was driven by growth in all regions, most significantly in Asia.

•

Sales in our products businesses grew by 9 percent, primarily due to increased sales volume of our security, fire systems, gas detection and environmental control products and the favorable impact of foreign exchange.

•	Sales in our solutions businesses increased by 19 percent driven by growth in energy retrofit and refining services projects as well as the favorable impact of foreign exchange.

          ACS sales increased by 13 percent in the first nine months of 2007 compared with the first nine months of 2006, including 3 percent favorable impact of foreign exchange and net growth from acquisitions and divestitures of 2 percent. This increase was driven by growth in all regions, most significantly in Asia.

•

Sales in our products businesses grew by 11 percent, including a 3 percent positive net impact from acquisitions and divestitures, primarily due to increased sales of our security, fire systems, gas detection, and environmental control products, as well as the favorable impact of foreign exchange.

•

Sales in our solutions businesses increased by 16 percent, driven by growth in energy retrofit and refining services projects, continued growth in orders and conversion to sales from our order backlog, as well as the favorable impact of foreign exchange.

          ACS segment profit increased by 13 percent in the third quarter of 2007 compared with the third quarter of 2006 and increased by 17 percent in the first nine months of 2007 compared with the first nine months of 2006. These increases are due principally to increased sales volume and productivity savings, partially offset by inflation and a change in mix resulting from stronger sales in our solutions businesses that historically have lower margins than our products businesses.

Specialty Materials

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net sales	$1,211	$1,143	$3,626	$3,548
% change compared with prior period	6%		2%
Segment profit	$157	$110	$524	$489
% change compared with prior period	43%		7%

          Specialty Materials sales increased by 6 percent in the third quarter of 2007 compared with the third quarter of 2006 primarily due to a 28 percent increase in UOP sales as a result of increased volume in both our products business (primarily catalysts) and projects business, partially offset by a 15 decrease in Fluorine Products sales primarily due to lower refrigerant and insulating material sales as a result of continued weakness in the U.S. housing market.

          Sales in our Specialty Products business increased by 6 percent in the third quarter of 2007 compared with the third quarter of 2006, primarily due to increased sales of our advanced fiber body armor, films and specialty chemicals. This increase was substantially offset by a 6 percent decrease in sales of our Resins and Chemicals business, primarily due to planned plant maintenance and the impact of divested businesses, partially offset by pricing increases.

          Specialty Materials sales increased by 2 percent for the first nine months of 2007 compared with the first nine months of 2006.

•	UOP sales increased by 12 percent due to strong performance in our projects business, primarily driven by equipment sales and royalty revenue.

•	Specialty Products sales increased by 3 percent primarily due to increased sales of our specialty additives, films and specialty chemicals.

•	Fluorine Products sales decreased by 9 percent primarily due to lower refrigerant and insulating material sales as a result of continued weakness in the U.S. housing market.

•

Sales in Resins and Chemicals decreased by 4 percent primarily due to lower sales volume as a result of temporary production issues and planned plant maintenance, partially offset by price increases (primarily formula price agreements).

          Specialty Materials segment profit increased by 43 percent in the third quarter of 2007 compared with the third quarter of 2006 and by 7 percent in the first nine months of 2007 compared with the first nine months of 2006. These increases are due principally to increased UOP and Specialty Products sales as a result of the factors discussed above. Additionally, the effects of increased pricing and productivity gains more than offset raw material and other inflation costs.

Transportation Systems

	Three Months Ended September 30,			Nine Months Ended September 30,

	2007		2006	2007	2006

Net sales	$1,226		$1,111	$3,683	$3,399
% change compared with prior period	10%			8%
Segment profit	$124		$129	$437	$436
% change compared with prior period	(4%	)		0%

          Transportation Systems sales increased by 10 percent in the third quarter of 2007 compared with the third quarter of 2006, primarily due to increased sales in our Turbo business and the favorable impact of foreign exchange.

•

Turbo sales increased by 15 percent primarily due to continued strong sales to European light vehicle manufacturers and the favorable impact of foreign exchange, partially offset by lower sales to commercial engine manufacturers.

•

Consumer Products Group (“CPG”) sales increased by 4 percent primarily due to the favorable impact of foreign exchange and higher prices (primarily to pass through ethylene glycol cost increases) partially offset by lower sales of automotive aftermarket products.

          Transportation Systems sales increased by 8 percent in the first nine months of 2007 compared with the first nine months of 2006, primarily due to the favorable impact of foreign exchange and to increased sales in our Turbo business and Consumer Products Group.

•

Turbo sales increased by 11 percent primarily due to the favorable impact of foreign exchange and strong sales to European light vehicle manufacturers, offset by lower sales to commercial engine manufacturers.

•	CPG sales increased by 5 percent primarily due to the favorable impact of foreign exchange, higher prices (primarily to pass through ethylene glycol cost increases) and volume growth.

          Transportation Systems segment profit decreased by 4 percent in the third quarter of 2007 compared with the third quarter of 2006 due to the impact of inflation (primarily relating to nickel components), investments in product development to support new Turbo platforms, costs associated with CPG product introductions, and CPG operational planning and production issues. These factors were partially offset by increased productivity, increased prices and lower warranty expense.

          Transportation Systems segment profit was flat in the first nine months of 2007 compared with the first nine months of 2006. Increased productivity, increased prices and lower warranty expense were offset by the impact of inflation (primarily relating to nickel components), investments in product development to support new Turbo platforms, costs associated with CPG product introductions, and CPG operational planning and production issues.

Repositioning and Other Charges

                    A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Severance	$27	$8	$146	$55
Asset impairments	2	8	12	8
Exit costs	2	—	7	4
Adjustments	(5)	(1)	(14)	(10)

Total net repositioning charge	26	15	151	57

Asbestos related litigation charges, net of insurance	28	33	73	110

Probable and reasonably estimable environmental liabilities	50	58	170	168

Arbitration award related to phenol supply agreement	—	(17)	—	(17)
Business impairment charges	—	—	—	9
Other	—	16	14	23

Total net repositioning and other charges	$104	$105	$408	$350

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Cost of products and services sold	$101	$105	$374	$350
Selling, general and administrative expenses	3	—	34	—

	$104	$105	$408	$350

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Aerospace	$5	$—	$36	$3
Automation and Control Solutions	14	—	92	19
Specialty Materials	1	(2)	5	4
Transportation Systems	33	34	88	100
Corporate	51	73	187	224

	$104	$105	$408	$350

          In the third quarter of 2007, we recognized a net repositioning charge of $26 million primarily for severance costs related to workforce reductions of 347 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure, principally in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

          In the third quarter of 2006, we recognized a repositioning charge of $16 million consisting of severance costs of $8 million related to workforce reductions of 124 manufacturing and administrative positions and $8 million for the write-down of property, plant and equipment related to exiting a tolling arrangement with a vendor. The total repositioning charge related principally to businesses in our Specialty Materials segment.

          In the first nine months of 2007, we recognized a net repositioning charge of $151 million primarily for severance costs related to workforce reductions of 2,489 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          In the first nine months of 2006, we recognized a net repositioning charge of $57 million primarily for severance costs related to workforce reductions of 1,132 manufacturing and administrative positions in our Automation and Control Solutions, Aerospace and Transportation Systems segments.

          Our repositioning actions are expected to generate incremental pretax savings of approximately $90 million in 2007 compared with 2006 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $71 million in the first nine months of 2007 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate $100 million in 2007 and will be funded through operating cash flows.

          In the third quarter of 2007, we recognized a charge of $50 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $28 million, net of probable insurance recoveries, representing an update to our estimated liability for Bendix related asbestos claims as of September 30, 2007. Asbestos matters are discussed in detail in Note 15 of Notes to Financial Statements.

          In the third quarter of 2006, we recognized a charge of $58 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $33 million for Bendix related asbestos claims filed and defense costs incurred during the third quarter of 2006, net of probable insurance recoveries. We recognized a credit of $17 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business for 2005 transactions. We also recognized other charges of $16 million in our Corporate segment primarily for a property damage claim litigation matter in Brunswick, Ga., which was subsequently settled.

          In the first nine months of 2007, we recognized a charge of $170 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $73 million, net of probable insurance recoveries, representing an update to our estimated liability for Bendix related asbestos claims as of September 30, 2007. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

          In the first nine months of 2006, we recognized a charge of $168 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $110 million primarily for Bendix related asbestos claims filed and defense costs incurred during the first nine months of 2006, including an update of expected resolution values with respect to claims pending as of June 30, 2006, net of probable insurance recoveries. The asbestos related charge also included the net effect of the settlement of certain NARCO related pending asbestos claims and a Bendix related insurance settlement. We recognized a credit of $17 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business for 2005 transactions. We recognized other charges of $23 million in our Corporate segment primarily for a property damage claim litigation matter in Brunswick, Ga., which was subsequently settled. We also recognized business impairment charges of $9 million primarily related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006, are summarized as follows:

	2007	2006

Cash provided by (used for):
Operating activities	$2,471	$1,970

Investing activities	(905)	(432)

Financing activities	(1,045)	(1,380)
Effect of exchange rate changes on cash	42	23

Net increase in cash and cash equivalents	$563	$181

          Cash provided by operating activities increased by $501 million during the first nine months of 2007 compared with the first nine months of 2006 primarily due to increased earnings, increased accrued expenses of $343 million (primarily accrued income taxes, compensation, benefit and other employee related accruals) and lower cash tax payments of $125 million, partially offset by lower deferred income tax expense of $254 million and an increase in working capital of $202 million (higher accounts receivable and inventory consistent with higher sales partially offset by an increase in accounts payable). In addition, there were receipts from the sales of insurance receivables of $97 and $100 million in the second quarter of 2007 and the first quarter of 2006, respectively.

          Cash used for investing activities increased by $473 million during the first nine months of 2007 compared with the first nine months of 2006 due primarily to lower proceeds from sales of businesses of $528 million, partially offset by a $57 million decrease in cash paid for acquisitions.

          Cash used for financing activities decreased by $335 million during the first nine months of 2007 compared with the first nine months of 2006 primarily due to an increase in net proceeds from debt (including commercial paper) of $2,505 million, a $306 million reduction in the payment of debt assumed with acquisitions and an increase in proceeds from issuance of common stock primarily related to stock option exercises of $239 million, partially offset by an increase in the repurchases of common stock of $2,763 million.

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

          In July 2007, the Company issued $500 million Floating Rate Senior Notes due 2009 and $400 million 5.625% Senior Notes due 2012 (collectively, the “Senior Notes”). The Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $900 million, offset by $3 million in discount and issuance costs. Proceeds from the senior notes were used to repay commercial paper.

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

          In March 2007, the Company issued $400 million 5.30% Senior Notes due 2017 and $600 million 5.70% Senior Notes due 2037 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $12 million in discount and issuance costs. Proceeds from the notes were used to repay commercial paper and debt.

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

          In July 2007, the Company completed the acquisition of Dimensions International, a defense logistics business, for a purchase price of approximately $230 million. This acquisition was funded using commercial paper.

          In July 2007, the Company completed the acquisition of Enraf Holding B.V a provider of comprehensive solutions for the control and management of transportation, storage and blending operations in the oil and gas industry. This acquisition was funded using available cash.

          In October 2007, the Company entered into a definitive agreement to acquire Hand Held Products Inc, an automatic identification and data collection company, which will be integrated into our Automation and Control Solutions segment. Completion of this acquisition is subject to regulatory approval. The purchase price is expected to be approximately $390 million which we anticipate funding using available cash.

C. OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of September 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on February 16, 2007.

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

          See our 2006 Annual Report on Form 10-K (Item 7A). As of September 30, 2007, there has been no material change in this information.

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

          Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

          The State of Illinois brought a claim against Honeywell for penalties and past costs relating to releases of chlorinated solvents at a facility owned by a third party. The State claimed that a predecessor company to Honeywell delivered solvents to the third party from 1969 until 1992; that spills occurred during those deliveries; and that Honeywell should pay a share of the penalties and state response costs connected with those spills. This matter has been resolved without fine or penalty. Honeywell has agreed to pay a share of the State’s past remediation expense, the amount of which is not material.

          Although we cannot predict the outcome of the matters described below, we believe that sufficient provisions have been made in our financial statements for these matters. We do not believe that the matters described below will have a material adverse effect on our consolidated financial position, results of operations or operating cash flows.

          Baton Rouge, LA — As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality), and an employee exposure to hydrofluoric acid. See Note 15 of Notes to Financial Statements for a discussion of the fines paid in connection with a matter related to these incidents. We are also engaged in discussions with the Louisiana Department of Environmental Quality (LADEQ) to resolve alleged civil environmental violations at our Baton Rouge and Geismar, Louisiana facilities that relate, in part, to these incidents.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

          The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended September 30, 2007:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

July 2007	500,000	$61.10	500,000	$3,192
August 2007	4,500,000	$58.98	4,500,000	$2,926
September 2007	—	$—	—	$2,926

          Honeywell intends to repurchase outstanding shares from time to time in the open market primarily using cash flow generated by operations. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activity, but is presently expected to be to the extent necessary to maintain an essentially flat share count for the balance of 2007.

ITEM 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 19, 2007	By:	/s/ Talia M. Griep

Talia M. Griep
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10.1*	Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Omitted (Inapplicable)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

The Exhibits identified above with an asterisk(*) are management contracts or compensatory plans or arrangements.

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 6 to the consolidated financial statements in this report.