Form 10-K
period 2007-12-31
HONEYWELL INTERNATIONAL INC
filed 2008-02-15
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 1-8974

Honeywell International Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-2640650

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Columbia Road Morris Township, New Jersey	07962

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973)455-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1 per share*	New York Stock Exchange
Chicago Stock Exchange
Zero Coupon Serial Bonds due 2009	New York Stock Exchange
9 1/2% Debentures due June 1, 2016	New York Stock Exchange

*	The common stock is also listed for trading on the London Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X   No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No  X

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $42.1 billion at June 30, 2007.

There were 744,382,933 shares of Common Stock outstanding at January 31, 2008.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 28, 2008.

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

We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its proxy statement for the 2008 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 13, 2008, and which will also be available free of charge on our website.

Information relating to corporate governance at Honeywell, including Honeywell’s Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are also available, free of charge, on our website under the heading “Investor Relations” (see “Corporate Governance”), or by writing to Honeywell, 101 Columbia Road, Morris Township, New Jersey 07962, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 about the disclosure contained in this Annual Report on Form 10-K are included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report and are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”). Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 3, 2007, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Honeywell of the NYSE’s corporate governance listing standards as of that date.

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

The major products/services, customers/uses and key competitors of each of our operating segments follows:

Aerospace

Our Aerospace segment is a leading global provider of integrated avionics, engines, systems and service solutions for aircraft manufacturers, airlines, business and general aviation, military, space and airport operations.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Turbine propulsion engines	TFE731 turbofan TFE1042 turbofan ATF3 turbofan F124 turbofan ALF502 turbofan LF507 turbofan CFE738 turbofan HTF 7000 turbofan T53, T55 turboshaft T800 turboshaft	Business, regional, general aviation and military trainer aircraft Commercial and military helicopters Military vehicles	United Technologies Rolls Royce/Allison Turbomeca Williams

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Turbine propulsion engines (continued)	TF40B/50A HTS900 LT101-650/750/850 TPE 331 turboprop AGT1500 turboshaft Repair, overhaul and spare parts

Auxiliary power units (APUs)	Airborne auxiliary power units Jet fuel starters Secondary power systems Ground power units Repair, overhaul and spare parts	Commercial, regional, business and military aircraft Ground power	United Technologies

Environmental control systems	Air management systems: Air conditioning Bleed air Cabin pressure control Air purification and treatment Gas Processing Heat Exchangers Turbo Systems Repair, overhaul and spare parts	Commercial, regional and general aviation aircraft Military aircraft Ground vehicles Spacecraft	Auxilec Barber Colman Dukes Eaton-Vickers General Electric Goodrich Liebherr Pacific Scientific Parker Hannifin TAT United Technologies

Electric power systems	Generators Power distribution & control Power conditioning Repair, overhaul and spare parts	Commercial, regional, business and military aircraft	General Electric Goodrich Safran United Technologies

Engine systems and accessories	Electronic and hydromechanical fuel controls Engine start systems Electronic engine controls Sensors Valves Electric and pneumatic power generation systems Thrust reverser actuation, pneumatic and electric	Commercial, regional and general aviation aircraft Military aircraft	BAE Controls Goodrich Parker Hannifin United Technologies

Aircraft hardware distribution

Fasteners, including nuts,
 bolts, rivets, clamps and
 pins
Bearings, including ball,
 roller, spherical, needle
 and ceramic
Electrical hardware,
 including connectors,
 components, lighting
 products, terminals, and
 wire and wiring
 accessories
Seals, including seals,
 o-rings, gaskets and
 packings
Value-added services,
 repair and overhaul
 < /font>kitting and point-of-use
 replenishment

		Commercial, regional, business and military aviation aircraft	Anixter Arrow Pemco Avnet BE Aerospace (M&M Aerospace) Fairchild Direct Satair Wencor Wesco Aircraft

Avionics systems

Flight safety systems:
 Enhanced Ground
 Proximity Warning
 Systems (EGPWS)
 Traffic Alert and
 Collision Avoidance
 Systems (TCAS)
 Windshear detection
 systems
 Flight data and cockpit
 voice recorders
 Weather radar

		Commercial, business and general aviation aircraft Government aviation	BAE Boeing/Jeppesen Garmin General Electric Goodrich Kaiser L3 Lockheed Martin Northrop Grumman Rockwell Collins Thales Trimble/Terra Universal Avionics Universal Weather

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Avionics systems (continued)

Communication, navigation
 and surveillance systems:
 Navigation &
 guidance systems
 Global positioning
 systems
 Satellite systems
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

Commercial, regional,
 business, helicopter and
 military aviation aircraft
 (operators, OEMs, parts
 distributors and MRO
 service providers)
General contractors
 (building and tower
 manufacturers),
 cell-phone companies

Bruce Hella/Goodrich LSI Luminator Siemens Whelen

Inertial sensor	Inertial sensor systems for guidance, stabilization, navigation and control Gyroscopes, accelerometers, inertial measurement units and thermal switches	Military and commercial vehicles Commercial spacecraft and launch vehicles Commercial, regional, business and military aircraft Transportation Missiles Munitions	Astronautics-Kearfott BAE Ball GEC General Electric L3 Com KVH Northrop Grumman Rockwell

Control products	Radar altimeters Pressure products Air data products Thermal switches Magnetic sensors	Military aircraft Missiles, UAVs Commercial applications	Ball Brothers BAE Druck Goodrich NavCom Northrop Grumman Rosemount Solarton

Space products and subsystems	Guidance subsystems Control subsystems Processing subsystems Radiation hardened electronics and integrated circuits GPS-based range safety systems	Commercial and military-spacecraft DoD FAA NASA	BAE Ithaco L3 Northrop Grumman Raytheon

Management and technical services	Maintenance/operation and provision of space systems, services and facilities Systems engineering and integration Information technology services Logistics and sustainment	U.S. government space (NASA) DoD (logistics and information services) FAA DoE Local governments Commercial space ground segment systems and services	Bechtel Boeing Computer Sciences Dyncorp ITT Lockheed Martin Raytheon SAIC The Washington Group United Space Alliance

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Landing systems	Wheels and brakes Wheel and brake repair and overhaul services	Commercial airline, regional, business and military aircraft High performance commercial vehicles USAF, DoD, DoE Boeing, Airbus, Lockheed Martin	Dunlop Standard Aerospace Goodrich K&F Industries Messier-Bugatti NASCO

Automation and Control Solutions

Our Automation and Control Solutions segment is a leading global provider of environmental and combustion controls, sensing controls, security and life safety products and services and process automation and building solutions and services for homes, buildings and industrial facilities.

Environmental and combustion controls; sensing controls

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

Bosch Cherry Danfoss Eaton Emerson Endress & Hauser Holmes Invensys Johnson Controls Motorola Schneider Siemens United Technologies Yamatake

Security and life safety products and services

Security products and
 systems
Fire products and systems
Access controls and closed
 circuit television
Home health monitoring
 and nurse call systems
Gas detection products and
 systems
Emergency lighting
Distribution
Hand held imagers
Mobile and wireless
 computers

OEMs
Retailers
Distributors
Commercial customers and
 homeowners served by
 the distributor, wholesaler,
 contractor, retail and
 utility channels
Health care organizations
Security monitoring service
 providers

Bosch Draeger GE Intermec Technologoes Mine Safety Appliances Motorola Pelco Phillips Riken Keiki Siemens Tyco United Technologies

Process automation products and solutions

Advanced control software
 and industrial automation
 systems for control and
 monitoring of continuous,
 batch and hybrid
 operations
Production management
 software
Communications systems for
 Industrial Control
 equipment and systems
Consulting, networking
 engineering and
 installation
Terminal automation
 solutions
Process control
 instrumentation
Field instrumentation
Analyti cal instrumentation
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
Local governments
Public housing agencies
Airports

Ameresco GroupMac Ingersoll Rand Invensys Johnson Controls Local contractors and utilities Safegate Schneider Siemens Trane Thorn United Technologies

Specialty Materials

Our Specialty Materials segment is a global leader in providing customers with high-performance specialty materials, including fluorine products, specialty films and additives, advanced fibers and composites, intermediates, specialty chemicals, electronic materials and chemicals, and catalysts, adsorbents, equipment and technologies for the petrochemical and refining industries.

Resins & chemicals	Nylon polymer Caprolactam Ammonium sulfate Cyclohexanone Cyclophexanol (KA Oil)	Nylon for carpet fibers, engineered resins and packaging Fertilizer ingredients Specialty chemicals	BASF DSM

Hydrofluoric acid (HF)	Anhydrous and aqueous hydrofluoric acid	Fluorocarbons Steel Oil refining Chemical intermediates	Mexichem Flour Solvay

Fluorocarbons	Genetron® refrigerants, aerosol and insulation foam blowing agents Genesolv® solvents Oxyfume sterilant gases Ennovate 3000 blowing agent for refrigeration insulation	Refrigeration Air conditioning Polyurethane foam Precision cleaning Optical Appliances Hospitals Medical equipment manufacturers	Arkema Dupont Solvay-Solexis Ineos

Fluorine specialties	Sulfur hexafluoride (SF6) Iodine pentafluoride (IF ) Antimony pentafluoride (SbF5)	Electric utilities Magnesium gear manufacturers	Air Products Asahi Glass Solvay-Solexis

Nuclear services	UF6 conversion services	Nuclear fuel Electric utilities	Cameco Comurhex Rosatom

Research and fine chemicals	Oxime-based fine chemicals Fluoroaromatics High-purity solvents	Agrichemicals Biotech	Avecia Degussa DSM E. Merck Thermo Fisher Scientific Lonza Sigma-Aldrich

Performance chemicals Imaging chemicals Chemical processing sealants	HF derivatives Fluoroaromatics Catalysts Oxime-silanes	Diverse by product type	Atotech BASF DSM

Advanced fibers & composites	High modulus polyethylene fiber and shield composites Aramid shield composites	Bullet resistant vests, helmets and other armor applications Cut-resistant gloves Rope & cordage	DuPont DSM Teijin

Specialty films	Cast nylon film Bi-axially oriented nylon film Fluoropolymer film	Food and pharmaceutical packaging	American Biaxis CFP Daikin Kolon Unitika

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Specialty additives	Polyethylene waxes Paraffin waxes and blends PVC lubricant systems Processing aids Luminescent pigments	Coatings and inks PVC pipe, siding & profiles Plastics Reflective coatings Safety & security applications	BASF Clariant Eastman

Electronic chemicals	Ultra high-purity HF Inorganic acids Hi-purity solvents	Semiconductors Photovoltaics	Air Products Arch E. Merck

Semiconductor materials and services	Interconnect-dielectrics Interconnect-metals Semiconductor packaging materials Advanced polymers Sapphire substrates Anti-reflective coatings Thermo-couples	Semiconductors Microelectronics Telecommunications	BASF Brewer Dow Corning Foxconn Japan Energy Kyocera Shinko

Catalysts, adsorbents and specialties	Catalysts Molecular sieves Adsorbents Customer catalyst manufacturing	Petroleum, refining, petrochemical, gas processing, and manufacturing industries	Akzo Nobel Axens BASF Davison Grace Haldor Shell/Criterion Sud Chemie

Process technology and equipment	Technology licensing and engineering design of process units and systems Engineered products Proprietary equipment Training and development of technical personnel	Petroleum refining, petrochemical, and gas processing	ABB Lummus Axens BP/Amoco Exxon-Mobil Haldor Koch Glitsch Linde AG Lynara Shaw Group Shell/SGS

Transportation Systems

Our Transportation Systems segment is one of the leading manufacturers of engine boosting systems for passenger cars and commercial vehicles, as well as a leading provider of automotive care and braking products.

Charge-air systems	Turbochargers for gasoline and diesel engines	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Borg-Warner Holset IHI MHI

Thermal systems	Exhaust gas coolers Charge-air coolers Aluminum radiators Aluminum cooling modules	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Behr Modine Valeo

Aftermarket filters, spark plugs, electronic components and car care products	Oil, air, fuel, transmission and coolant filters PCV valves Spark plugs Wire and cable Antifreeze/coolant Windshield washer fluids Waxes, washes and specialty cleaners	Automotive and heavy vehicle aftermarket channels, OEMs and Original Equipment Service Providers (OES) Auto supply retailers Specialty installers Mass merchandisers	AC Delco Bosch Champion Mann & Hummel NGK Peak/Old World Industries Purolator STP/ArmorAll Turtle Wax Zerex/Valvoline

Brake hard parts and other friction materials	Disc brake pads and shoes Drum brake linings Brake blocks Disc and drum brake components Brake hydraulic components Brake fluid Aircraft brake linings Railway linings	Automotive and heavy vehicle OEMs, OES, brake manufacturers and aftermarket channels Installers Railway and commercial/ military aircraft OEMs and brake manufacturers	Advics Akebono Federal-Mogul ITT Corp JBI Nisshinbo TMD Friction

Aerospace Sales

Our sales to aerospace customers were 35 percent of our total sales in each of 2007 and 2006 and 38 percent of our total sales in 2005, respectively. Our sales to commercial aerospace original equipment manufacturers were 10, 10 and 9 percent of our total sales in 2007, 2006 and 2005, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 11, 11 and 15 percent of our total sales in 2007, 2006 and 2005, respectively. Our Aerospace results of operations can be impacted by various industry and economic conditions. See “Item 1A. Risk Factors.”

U.S. Government Sales

Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $4,011, $3,688 and $3,719 million in 2007, 2006 and 2005, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $3,192, $3,052 and $2,939 million in 2007, 2006 and 2005, respectively. U.S. defense spending increased in 2007 and is also expected to increase in 2008. We do not expect to be significantly affected by any proposed changes in 2008 federal spending due principally to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs). Our contracts with the U.S. Government are subject to audits, investigations, and termination by the government. See “Item 1A. Risk Factors.”

Backlog

Our total backlog at December 31, 2007 and 2006 was $12,303 and $10,674 million, respectively. We anticipate that approximately $9,155 million of the 2007 backlog will be filled in 2008. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

Competition

We are subject to active competition in substantially all product and service areas. Competition is expected to continue in all geographic regions. Competitive conditions vary widely among the thousands of products and services provided by us, and vary by country. Depending on the particular customer or market involved, our businesses compete on a variety of factors, such as price, quality, reliability, delivery, customer service, performance, applied technology, product innovation and product recognition. Brand identity, service to customers and quality are generally important competitive factors for our products and services, and there is considerable price competition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability. While our competitive position varies among our products and services, we believe we are a significant competitor in each of our major product and service classes. However, a number of our products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. In addition, some of our products compete with the captive component divisions of original equipment manufacturers.

International Operations

We are engaged in manufacturing, sales, service and research and development mainly in the United States, Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 10, 11 and 10 percent of our total sales in 2007, 2006 and 2005, respectively. Foreign manufactured products and services, mainly in Europe, were 39, 37 and 35 percent of our total sales in 2007, 2006 and 2005, respectively.

Approximately 18 percent of total 2007 sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Canada, Asia and Latin America. Foreign manufactured products and systems and performance of services comprised approximately 14 percent of total 2007 Aerospace sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Canada and Asia.

Approximately 2 percent of total 2007 sales of Automation and Control Solutions products were exports of U.S. manufactured products. Foreign manufactured products and performance of services accounted for 58 percent of total 2007 Automation and Control Solutions sales. The principal manufacturing facilities outside the U.S. are in Europe with less significant operations in Asia, Canada and Latin America.

Approximately 18 percent of total 2007 sales of Specialty Materials products and services were exports of U.S. manufactured products. Exports were principally made to Asia and Latin America. Foreign manufactured products and performance of services comprised 23 percent of total 2007 Specialty Materials sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

Exports of U.S. manufactured products comprised 1 percent of total 2007 sales of Transportation Systems products. Foreign manufactured products accounted for 70 percent of total 2007 sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia, Latin America and Canada.

Financial information including net sales and long-lived assets related to geographic areas is included in Note 24 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. Information regarding the economic, political, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Raw Materials

The principal raw materials used in our operations are generally readily available. We experienced no significant problems in the purchase of key raw materials and commodities in 2007. We are not dependent on any one supplier for a material amount of our raw materials, except related to phenol, a raw material used in our Specialty Materials segment. We purchase phenol under a supply agreement with one supplier. We have no reason to believe there is any material risk to this supply.

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

The costs of certain key raw materials, including natural gas, benzene (the key component in phenol), ethylene and sulfur in our Specialty Materials’ business, steel, nickel, other metals and ethylene glycol in our Transportation Systems business, and nickel, titanium and other metals in our Aerospace business, have been and are expected to remain at high price levels. In addition, in 2007 certain large long-term fixed supplier price agreements expired, primarily relating to components used by our Aerospace business, which in the aggregate, subjected us to higher volatility in certain component costs. We will continue to attempt to offset raw material cost increases with formula or long-term price agreements, price increases and hedging activities where feasible. We have no reason to believe a shortage of raw materials will cause any material adverse impact during 2008. See “Item 1A. Risk Factors” for further discussion.

Patents, Trademarks, Licenses and Distribution Rights

Our segments are not dependent upon any single patent or related group of patents, or any licenses or distribution rights. We own, or are licensed under, a large number of patents, patent applications and trademarks acquired over a period of many years, which relate to many of our products or improvements to those products and which are of importance to our business. From time to time, new patents and trademarks are obtained, and patent and trademark licenses and rights are acquired from others. We also have distribution rights of varying terms for a number of products and services produced by other companies. In our judgment, those rights are adequate for the conduct of our business. We believe that, in the aggregate, the rights under our patents, trademarks and licenses are generally important to our operations, but we do not consider any patent, trademark or related group of patents, or any licensing or distribution rights related to a specific process or product, to be of material importance in relation to our total business. See “Item 1A. Risk Factors” for further discussion.

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

Research and development (R&D) expense totaled $1,459, $1,411 and $1,072 million in 2007, 2006 and 2005, respectively. The increase in R&D expense in 2007 compared to 2006 of 3 percent was mainly due to additional product, design and development costs in Automation and Control Solutions and increased expenditures on the development of turbocharging systems for new platforms. The increase in R&D expense in 2006 compared to 2005 of 32 percent was primarily due to the impact of additional R&D expense for UOP in Specialty Materials as well as product, design and development costs in Aerospace and Automation and Control Solutions. Customer-sponsored (principally the U.S. Government) R&D activities amounted to an additional $881, $777 and $694 million in 2007, 2006 and 2005, respectively.

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

Among other environmental requirements, we are subject to the federal superfund and similar state and foreign laws and regulations, under which we have been designated as a potentially responsible party that may be liable for cleanup costs associated with current and former operating sites and various hazardous waste sites, some of which are on the U.S. Environmental Protection Agency’s superfund priority list. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, we have not had to bear significantly more than our proportional share in multi-party situations taken as a whole.

Further information, including the current status of significant environmental matters and the financial impact incurred for remediation of such environmental matters, if any, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Note 21 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data,” and in “Item 1A. Risk Factors.”

Employees

We have approximately 122,000 employees at December 31, 2007, of which approximately 57,000 were located in the United States.

Item 1A. Risk Factors

Cautionary Statement about Forward-Looking Statements

We have described many of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the overview of the Company and each of our segments and the discussion of their respective economic and other factors and areas of focus for 2008. These sections and other parts of this report (including this Item 1A) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

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

The operating results of our segments are impacted by general industry and economic conditions that can cause changes in spending and capital investment patterns, demand for our products and services and the level of our manufacturing costs. The operating results of our Aerospace segment, which generated 35 percent of our consolidated revenues in 2007, are directly tied to cyclical industry and economic conditions, including global demand for air travel as reflected in new aircraft production and/or the retirement of older aircraft, global flying hours, and business and general aviation aircraft utilization rates, as well as supplier consolidation, factory transitions and capacity constraints, and the level and mix of U.S. Government appropriations for defense and space programs (as further discussed in other risk factors below). The challenging operating environment faced by the commercial airline industry is expected to continue and may be influenced by a wide variety of factors including aircraft fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns as well as changes in regulations. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our Aerospace aftermarket sales and margins. The operating results of our Automation and Control Solutions (ACS) segment, which generated 36 percent of our consolidated revenues in 2007, are impacted by the level of global residential and commercial construction (including retrofits and upgrades), capital spending on building and process automation, industrial plant capacity utilization and expansion, and global economic growth rates. Specialty Materials’ operating results, which generated 14 percent of our consolidated revenues in 2007, are impacted by global economic growth rates, and capacity utilization for chemical, industrial, refining and petrochemical plants. Transportation Systems’ operating results, which generated 15 percent of our consolidated revenues in 2007, are impacted by global production and demand for automobiles and trucks equipped with turbochargers, regulatory changes regarding automobile and truck emissions and fuel economy, and consumer spending levels and patterns for automotive aftermarket and car care products. Each of the segments is impacted by volatility in raw material prices (as further described below) and non-material inflation.

Raw material price fluctuations and the ability of key suppliers to meet quality and delivery requirements can increase the cost of our products and services and impact our ability to meet commitments to customers.

The cost of raw materials is a key element in the cost of our products, particularly in our Specialty Materials (benzene (the key component in phenol), natural gas, ethylene and sulfur), Transportation Systems (nickel, steel, other metals and ethylene glycol) and Aerospace (nickel, titanium and other metals) segments. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

Our manufacturing operations are also highly dependent upon the delivery of materials (including raw materials) by outside suppliers and their assembly of major components and subsystems used in our products in a timely manner and in full compliance with purchase order terms and conditions, quality standards, and applicable laws and regulations. We also depend in limited instances on sole source suppliers. Our suppliers may fail to perform according to specifications as and when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. The supply chains for our businesses could also be disrupted by external events such as natural disasters, pandemic health issues, terrorist actions, labor disputes or governmental actions. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors, (iv) develop, manufacture and bring products to market quickly and cost-effectively, and (v) develop and retain individuals with the requisite expertise.

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

Protecting our intellectual property is critical to our innovation efforts. We own or are licensed under a large number of U.S. and non-U.S. patents and patent applications, trademarks and copyrights. Our intellectual property rights may be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses of third party proprietary intellectual property on commercially reasonable terms. In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can affect the scope or enforceability of our patents and other intellectual property rights. Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory and other risks of international operations.

Our international operations, including U.S. exports, comprise a growing proportion of our operating results and our strategy calls for increasing sales to and operations in overseas markets, including developing markets such as China, India and the Middle East. In 2007, 49 percent of our total sales (including products manufactured in the U.S. and in international locations) were outside of the U.S. including 29 percent in Europe and 11 percent in Asia. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import and trade restrictions (including embargoes), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability and our ability to hire and maintain qualified staff in these regions. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

As we continue to grow our businesses internationally, our operating results could be increasingly effected by the relative strength of the European and Asian economies and the impact of exchange rate fluctuations. We do have a policy to reduce the risk of volatility through hedging activities, but such activities bear a financial cost and may not always be available to us and may not be successful in eliminating such volatility.

We may be required to recognize impairment charges for our long-lived assets.

At December 31, 2007, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) totaled approximately $15.7 billion. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareowners’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our access to the public debt and equity markets.

A change in the level of U.S. Government defense and space funding or the mix of programs to which such funding is allocated could adversely impact sales of Aerospace’s defense and space-related product and services.

Sales of our defense and space-related products and services are largely dependent upon government budgets, particularly the U.S. defense budget. Sales as a prime contractor and subcontractor to the U.S. Department of Defense comprised approximately 26 and 9 percent of Aerospace and total sales, respectively, for the year ended December 31, 2007. Although U.S. defense spending increased in 2007 and is expected to increase again in 2008, we cannot predict the extent to which funding for individual programs will be included, increased or reduced as part of the 2009 and subsequent budgets ultimately approved by Congress, or be included in the scope of separate supplemental appropriations. We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift in defense or space spending to programs in which we do not participate and/or reductions in funding for or termination of existing programs could adversely impact our results of operations.

As a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.

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

We are also subject to government investigations of business practices and compliance with government procurement regulations. If Honeywell or one of its businesses were charged with wrongdoing as a result of any such investigation or other government investigations (including violations of certain environmental or export laws), it could be suspended from bidding on or receiving awards of new government contracts, suspended from contract performance pending the completion of legal proceedings and/or have its export privileges suspended. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other egregious misconduct. Debarment generally does not exceed three years.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations. Safety and performance regulations (including mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft), product certification requirements and government procurement practices can impact Aerospace sales, research and development expenditures, operating costs and profitability. The demand for and cost of providing Automation and Control Solutions products, services and solutions can be impacted by fire, security, safety, health care, enviornmental and energy efficiency standards and regulations. Specialty Materials’ results of operations can be affected by environmental (e.g. government regulation of fluorocarbons), safety and energy efficiency standards and regulations, while emissions and energy efficiency standards and regulations can impact the demand for turbochargers in our Transportation Systems segment.

Completed acquisitions may not perform as anticipated or be integrated as planned, and divestitures may not occur as planned.

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, (ii) the discovery of unanticipated issues or liabilities, (iii) the failure to integrate acquired businesses into Honeywell on schedule and/or to achieve synergies in the planned amount or within the expected timeframe, and/or (iv) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions and within the expected timeframe.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.

We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters and environmental, health and safety matters. Resolution of these matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may be required to pay damage awards or settlements, or become subject to damage awards or settlements, that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all our operational risks and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

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

With approximately 122,000 employees, including 57,000 in the U.S., our expenses relating to employee health and retiree health and income benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health-care costs, and changes in other assumptions used to calculate retiree health and income benefit expenses, may affect our future profitability.

Additional tax expense or additional tax exposures could affect our future profitability

We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. In 2007, our tax expense represented 26.4 percent of our income before tax, and includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could effect the valuation of our deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, and continuing assessments of our tax exposures.

Volatility of credit markets or macro-economic factors may increase our cost of financing

Changes in U.S. and global financial and equity markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing. In addition, our borrowing costs can be affected by short and long-term ratings assigned by independent rating agencies. A decrease in these ratings could increase our cost of borrowing.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

We have approximately 1,400 locations consisting of plants, research laboratories, sales offices and other facilities. Our headquarters and administrative complex is located at Morris Township, New Jersey. Our plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. Our properties are generally maintained in good operating condition. Utilization of these plants may vary with sales to customers and other business conditions; however, no major operating facility is significantly idle. We own or lease warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. We also lease space for administrative and sales staffs. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

Aerospace
Anniston, AL (leased) Glendale, AZ (leased) Phoenix, AZ Tempe, AZ Tucson, AZ Torrance, CA Clearwater, FL	South Bend, IN Olathe, KS Minneapolis, MN Plymouth, MN Rocky Mount, NC Albuquerque, NM	Urbana, OH Greer, SC Redmond, WA (leased) Toronto, Canada Raunheim, Germany Singapore (leased) Yeovil, UK (leased)
Automation and Control Solutions
Phoenix, AZ (leased) San Diego, CA (leased) Northford, CT Freeport, IL	Golden Valley, MN Skaneateles Falls, NY (leased) Mosbach, Germany Neuss, Germany Schonaich, Germany	Chihuahua, Mexico Juarez, Mexico (partially leased) Tijuana, Mexico (leased) Emmen, Netherlands Newhouse, Scotland
Specialty Materials
Mobile, AL Des Plaines, IL Metropolis, IL Baton Rouge, LA	Geismar, LA Shreveport, LA Pottsville, PA Orange, TX Chesterfield, VA	Colonial Heights, VA Hopewell, VA Spokane, WA Seelze, Germany

Transportation Systems
Stratford, Canada Shanghai, China Conde, France	Thaon-Les-Vosges, France Glinde, Germany Waterford, Ireland	Atessa, Italy Kodama, Japan Ansan, Korea (leased) Mexicali, Mexico (partially leased) Barcelona, Spain

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

We have been engaged in discussions with the Louisiana Department of Environmental Quality (LADEQ) to resolve alleged civil environmental violations at our Baton Rouge and Geismar, Louisiana facilities that relate, in part, to a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality) and an employee exposure to hydrofluoric acid at the Baton Rouge facility that were the subject of a previously reported matter. A settlement has been reached with LADEQ under which Honeywell will pay a fine of $250,000 and perform certain additional Supplemental Environmental Projects for a total cost of approximately of $630,000. In December 2007, the United States EPA referred additional civil claims related to these incidents to the Department of Justice. At the Department of Justice’s request, Honeywell has signed a tolling agreement while the parties discuss resolving these claims.

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
David M. Cote (a), 55 2002

Chairman of the Board and Chief Executive Officer since July 2002. President and Chief Executive Officer from February 2002 to June 2002. Chairman of the Board, President and Chief Executive Officer of TRW (manufacturer of aerospace and automotive products) from August 2001 to February 2002.

Adriane M. Brown, 49 2005	President and Chief Executive Officer Transportation Systems since January 2005. Vice President and General Manager of Engine Systems & Accessories from September 2001 to December 2004.
Dr. Nance K. Dicciani, 60 2001	President and Chief Executive Officer Specialty Materials since November 2001.
Roger Fradin, 54 2004

President and Chief Executive Officer Automation and Control Solutions since January 2004. President of Automation and Control Products from June 2002 to December 2003. President and Chief Executive Officer of Security and Fire Solutions from February 2000 to May 2002.

Robert J. Gillette, 47 2001	President and Chief Executive Officer Aerospace since January 2005. President and Chief Executive Officer Transportation Systems from July 2001 to December 2004.
David J. Anderson, 58 2003	Senior Vice President and Chief Financial Officer since June 2003. Senior Vice President and Chief Financial Officer of ITT Industries (global manufacturing company) from December 1999 to June 2003.
Larry E. Kittelberger, 59 2001	Senior Vice President Technology and Operations since October 2006. Senior Vice President Administration and Chief Information Officer from August 2001 to October 2006.
Peter M. Kreindler, 62 1992	Senior Vice President and General Counsel since January 1992.
Mark R. James, 46 2007

Senior Vice President Human Resources and Communications since November 2007. Vice President of Human Resources and Communications for Aerospace from October 2004 to November 2007. Vice President of Human Resources for Aerospace Electronic Systems from March 2001 to October 2004.

(a)	Also a Director.

Part II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities

Market and dividend information for Honeywell’s common stock is included in Note 26 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The number of record holders of our common stock at December 31, 2007 was 69,767.

The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the quarter ending December 31, 2007, under its previously reported $3 billion authorized share repurchase program. Honeywell purchased a total of 74,235,000 shares of common stock in 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
November 2007	2,500,000	$59.58	2,500,000	$2,777
December 2007	1,000,000	$54.64	1,000,000	$2,723

Honeywell intends to repurchase outstanding shares from time to time in the open market using cash flow generated by operations. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activities.

Performance Graph

The following graph compares the five-year cumulative total return on our Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and a composite of Standard & Poor’s Aerospace and Defense and Industrial Conglomerates indices, on an equally weighted basis (the “Composite Index”). The selection and weighting of the Aerospace and Defense component of the Composite Index was deemed appropriate in light of the fact that Honeywell’s Aerospace segment has accounted for, on average, approximately 50% of our aggregate segment profit over the past three completed fiscal years. The selection and weighting of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell and their contribution to our overall segment profits. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2002 and that all dividends were reinvested.

HONEYWELL INTERNATIONAL INC.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$34,589	$31,367	$27,652	$25,593	$23,095
Income (loss) from continuing operations	2,444	2,078	1,564	1,246	1,309
Per Common Share
Earnings (loss) from continuing operations:
Basic	3.20	2.53	1.85	1.45	1.52
Assuming dilution	3.16	2.51	1.84	1.45	1.52
Dividends	1.00	0.9075	0.825	0.75	0.75
Financial Position at Year-End
Property, plant and equipment—net	4,985	4,797	4,658	4,331	4,295
Total assets	33,805	30,941	31,633	30,570	28,767
Short-term debt	2,238	1,154	2,024	1,204	199
Long-term debt	5,419	3,909	3,082	4,069	4,961
Total debt	7,657	5,063	5,106	5,273	5,160
Shareowners’ equity(1)	9,222	9,720	10,762	10,777	10,289

(1)

For the year ended December 31, 2006 shareowners’ equity includes a reduction of $1,512 related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three years ended December 31, 2007. All references to Notes relate to Notes to the Financial Statements in “Item 8—Financial Statements and Supplementary Data”.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2007	2006	2005
	(Dollars in millions)
Net sales	$34,589	$31,367	$27,652
% change compared with prior year	10%	13%

The change in net sales in 2007 and 2006 is attributable to the following:

	2007 Versus 2006	2006 Versus 2005
Price	1%	1%
Volume	6	6
Foreign Exchange	2	—
Acquisitions/Divestitures	1	6

	10%	13%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2007	2006	2005
	(Dollars in millions)
Cost of products and services sold	$26,300	$24,096	$21,524
Gross margin %	24.0%	23.2%	22.2%

Gross margin increased by 0.8 of a percentage point in 2007 compared with 2006 primarily due to (i) higher margins in our Specialty Materials segment of 1.0 percentage point mainly due to the continued growth of UOP, (ii) higher margins in our Aerospace segment of 0.8 of a percentage point mainly resulting from sales volume growth, increased prices and productivity savings, and (iii) lower pension and other post retirement benefits expense of 0.3 of a percentage point, which were partially offset by lower margins in our Transportation Systems segment of 1.0 percentage point primarily attributable to lower Consumer Products Group (“CPG”) sales volume and operational planning and production issues.

Gross margin increased by 1 percentage point in 2006 compared with 2005 due primarily to higher margins in our Specialty Materials segment following our acquisition of full ownership of UOP (1.3 percentage points), and lower pension and other postretirement benefits expense of 0.5 of a percentage point, partially offset by higher repositioning costs of 0.2 of a percentage point.

For further discussion of segment results, see “Review of Business Segments”.

Selling, General and Administrative Expenses

	2007	2006	2005
	(Dollars in millions)
Selling, general and administrative expenses	$4,565	$4,210	$3,707
Percent of sales	13.2%	13.4%	13.4%

Selling general and administrative expenses (SG&A) as a percentage of sales decreased by 0.2 of a percentage point in 2007 compared with 2006. SG&A as a percentage of sales decreased in all of our segments primarily due to the benefits from cost savings initiatives and the positive impact of prior repositioning actions. A reduction of 0.1 of a percentage point from lower pension and other post retirement benefits expense was offset by higher repositioning costs.

SG&A as a percentage of sales was flat in 2006 compared with 2005 due primarily to a reduction in expenses in our Aerospace segment, which reflects the benefit of prior restructuring actions, offsetting higher expenses in Automation and Control Solutions (ACS) and Specialty Materials as a result of acquisitions. A reduction of repositioning and pension costs of 0.2 of a percentage point offset the 0.2 of a percentage point increase for expenses of $77 million relating to stock-based compensation expense following the adoption of FAS No. 123R (see Note 20 to the financial statements).

Other (Income)/Expense

	2007	2006	2005
	(Dollars in millions)
Gain on sale of non-strategic businesses and assets	$(19)	$(30)	$(36)
Equity (income)/loss of affiliated companies	(10)	(13)	(134)
Interest income	(81)	(94)	(84)
Foreign exchange	34	18	21
Other (net)	23	8	2

Total	$(53)	$(111)	$(231)

Other income decreased by $58 million, or 52 percent in 2007 compared to 2006 primarily as a result of lower interest income due to interest received on a favorable tax settlement in 2006 and higher foreign exchange losses due to changes in exchange rates.

Other income decreased by $120 million, or 52 percent in 2006 compared to 2005 primarily due to a $121 million reduction in equity income of affiliated companies primarily related to UOP, following our acquisition of full ownership of UOP in November 2005.

Interest and Other Financial Charges

	2007	2006	2005
	(Dollars in millions)
Interest and other financial charges	$456	$374	$356
% change compared with prior year	22%	5%

Interest and other financial charges increased by 22 percent in 2007 compared to 2006 and 5 percent in 2006 compared with 2005, due to higher debt balances and higher borrowing costs.

Tax Expense

	2007	2006	2005
	(Dollars in millions)
Tax expense	$877	$720	$732
Effective tax rate	26.4%	25.7%	31.9%

The effective tax rate increased by 0.7 of a percentage point in 2007 compared with 2006 due principally to the expiration of the tax benefit on export sales, partially offset by a decrease in the overall state and foreign effective tax rate, an increase in the tax benefit for the domestic manufacturing deduction, and the favorable resolution of certain tax audits. The effective tax rate was lower than the statutory rate of 35 percent due in part to tax benefits derived from lower foreign taxes and benefits from tax planning strategies.

The effective tax rate decreased by 6.2 percentage points in 2006 compared with 2005, due principally to the absence of the 2005 one-time tax charge of $155 million for the repatriation of foreign earnings under the American Jobs Creation Act of 2004, offset, in part, by $64 million of tax benefits associated with the 2005 sale of our Industrial Wax business which had a higher tax basis than book basis. In addition, in 2006, there were benefits recognized from the favorable resolution of certain tax audits offset by a tax charge for an up-front licensing of certain in-process research and development. The effective tax rate was lower than the statutory rate of 35 percent due in part to tax benefits derived from export sales, lower foreign taxes, and benefits from tax planning strategies. See Note 6 to the financial statements for further information on taxes, including a detailed effective tax rate reconciliation.

In 2008, the effective tax rate could change based upon the Company’s operating results and the outcome of tax positions taken regarding previously filed tax returns currently under audit by various Federal, State and foreign tax authorities, several of which may be finalized in the foreseeable future. The Company believes that it has adequate reserves for these matters, the outcome of which could materially impact the results of operations and operating cash flows in the period that they are resolved.

Income From Continuing Operations

	2007	2006	2005
	(Dollars in millions, except per share amounts)
Income from continuing operations	$2,444	$2,078	$1,564
Earnings per share of common stock—assuming dilution	$3.16	$2.51	$1.84

The increase of $0.65 in earnings (diluted) per share from continuing operations in 2007 compared with 2006 primarily relates to an increase in segment profit (most significantly in Aerospace and Automation and Control Solutions), a reduction in the number of shares outstanding due to the previously announced stock repurchase program, and lower pension and other post retirement expense, partially offset by increased repositioning costs.

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

BUSINESS OVERVIEW

This Business Overview provides a summary of Honeywell and its four reportable operating segments (Aerospace, Automation and Control Solutions, Specialty Materials and Transportation Systems), including their respective areas of focus for 2008 and the relevant economic and other factors impacting their results, and a discussion of each segment’s results for the three years ended December 31, 2007. Each of these segments is comprised of various product and service classes that serve multiple end markets. See Note 23 to the financial statements for further information on our reportable segments and our definition of segment profit.

Economic and Other Factors

In addition to the factors listed below with respect to each of our operating segments, our consolidated operating results are principally driven by:

•	Global economic growth rates (US, Europe and emerging regions);

•	Overall sales mix, in particular the mix of Aerospace original equipment and aftermarket sales and the mix of Automation and Control Solutions products and services sales;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The impact of the pension discount rate on pension expense; and

•	The impact of changes in foreign currency exchange rate, particularly the US dollar-Euro exchange rate.

Areas of Focus for 2008

The areas of focus for 2008, which are generally applicable to each of our operating segments, include:

•	Driving profitable growth by building innovative products that address customer needs;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion, especially focused on emerging regions in China, India and the Middle East;

•	Continuing to grow through disciplined acquisition and rigorous integration processes;

•	Proactively managing raw material cost increases with formula and long term fixed price agreements, price increases and hedging activities, where feasible;

•

Driving free cash flow through increased net income and effective working capital management enabling continued investment in our businesses, strategic acquisitions, and enabling us to return value to shareholders through share repurchases and increased dividend payments;

•

Utilizing our enablers Honeywell Operating System (HOS), Functional Transformation and Velocity Product Development (VPD)™ to standardize the way we work, increase quality and reduce the costs of product manufacturing, reduce costs and enhance the quality of our administrative functions and improve business operations through investments in systems and process improvements;

•	Managing Corporate costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and our tax expense; and

•	Achieving productivity savings and price increases to offset inflation.

Review of Business Segments

	2007	2006	2005
	(Dollars in millions)
Net Sales
Aerospace	$12,236	$11,124	$10,496
Automation and Control Solutions	12,478	11,020	9,416
Specialty Materials	4,866	4,631	3,234
Transportation Systems	5,009	4,592	4,505
Corporate	—	—	1

	$34,589	$31,367	$27,652

Segment Profit
Aerospace	$2,197	$1,892	$1,676
Automation and Control Solutions	1,405	1,223	1,065
Specialty Materials	658	568	257
Transportation Systems	583	574	557
Corporate	(189)	(177)	(173)

	$4,654	$4,080	$3,382

A reconciliation of segment profit to income from continuing operations before taxes follows:

	2007	2006	2005
	(Dollars in millions)
Segment profit	$4,654	$4,080	$3,382
Other income (expense)	53	111	231
Interest and other financial charges	(456)	(374)	(356)
Stock option expense(1)	(65)	(77)	—
Pension and other postretirement benefits (expense)(1)	(322)	(459)	(561)
Repositioning and other charges(1)	(543)	(483)	(400)

Income from continuing operations before taxes	$3,321	$2,798	$2,296

(1)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

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

(principally to aircraft operators). The United States Government is also a major customer for our defense and space products.

Economic and Other Factors

Aerospace operating results are principally driven by:

•	Global demand for air travel as reflected in new aircraft production, as well as the demand for spare parts and maintenance and repair services for aircraft currently in use;

•	Aircraft production by commercial air transport, regional jet, business and general aviation OE manufacturers, as well as global flying hours and airline profitability; and

•	Level and mix of U.S. Government appropriations for defense and space programs and military activity; and

•	Availability and price volatility of raw materials such as titanium and other metals.

Results of Operations

	2007	2006	2005
	(Dollars in millions)
Net sales	$12,236	$11,124	$10,496
% change compared with prior year	10%	6%
Segment profit	$2,197	$1,892	$1,676
% change compared with prior year	16%	13%

Aerospace sales by major customer end-markets were as follows:

Customer End-Markets	% of Aerospace Sales			% Change in Sales
	2007	2006	2005	2007 Versus 2006	2006 Versus 2005
Commercial:
Air transport and regional original equipment	16%	16%	15%	10%	14%
Air transport and regional aftermarket	22	22	23	8	4
Business and general aviation original equipment	11	12	11	16	16
Business and general aviation aftermarket	10	10	10	16	1
Defense and Space	41	40	41	8	3

Total	100%	100%	100%	10%	6%

Aerospace sales increased by 10 percent and 6 percent in 2007 and 2006, respectively. Details regarding the net increase in sales by customer end-markets for both 2007 and 2006 are as follows:

•

Air transport and regional original equipment (OE) sales increased by 10 percent in 2007 and 14 percent in 2006 driven by increased deliveries to air transport customers primarily due to higher aircraft production rates at major OE manufacturers.

•

Air transport and regional aftermarket sales increased by 8 percent in 2007 and 4 percent in 2006. The 2007 increase was a result of increased sales volume and price of spare parts and maintenance activity relating to the approximately 6 percent increase in global flying hours. The 2006 increase over 2005 was a result of increased sales of spare parts and maintenance activity relating to a more than 5 percent increase in global flying hours which more than offset the anticipated decline in the sales of upgrades and retrofits of avionics equipment to meet certain mandated regulatory standards.

•

Business and general aviation OE sales increased by 16 percent in both 2007 and 2006 due to continued demand in the business jet end market as evidenced by an increase in new business jet deliveries, as well as the launch of new aircraft platforms in 2007 and high demand in the fractional ownership market in 2006. In both 2007 and 2006, sales to this end-market primarily consisted of sales of Primus Epic integrated avionics systems and the TFE 731 and HTF 7000 engines.

•

Business and general aviation aftermarket sales increased by 16 percent in 2007 and 1 percent in 2006. The 2007 increase was primarily due to increased revenue under maintenance service agreements and higher sales of spare parts. The 2006 increase over 2005 was primarily due to higher sales of spare parts and increased maintenance activity resulting in part from higher engine utilization, partially offset by lower sales of mandated upgrades and retrofits of avionics equipment required in 2005 to meet certain mandated regulatory standards.

•

Defense and space sales increased by 8 percent in 2007 and 3 percent in 2006. The 2007 increase was primarily due to, higher sales of surface systems, a 2 percent positive impact of the acquisition of Dimensions International (a defense logistics business) and an increase in space sales, including engineering activity relating to the Orion (CEV) program. The 2006 increase over 2005 was primarily due to higher sales of surface systems and sales of spare parts for helicopters that offset lower volume of space sales due to delays in project funding.

Aerospace segment profit increased by 16 percent in 2007 compared to 2006 due primarily to sales volume growth, increased prices and productivity, partially offset by inflation.

Segment profit increased by 13 percent in 2006 compared with 2005 due primarily to sales volume growth, increased prices and productivity savings (including benefits from prior restructuring actions) that were partially offset by inflation and the impact of stronger OE sales that typically have lower margins than aftermarket sales.

2008 Areas of Focus

Aerospace’s primary areas of focus for 2008 include:

•	Continuing to grow the sales and profitability of the commercial aerospace aftermarket in the highly competitive and cost focused airline industry;

•	Securing Honeywell product content on new aircraft platforms;

•	Continuing to design equipment that enhances the safety, performance and durability of aerospace and defense equipment, while reducing weight and operating costs;

•	Developing differentiated, affordable products and services for the defense and space end-market; and

•	Delivering world-class customer service and enhancing the customer service experience.

Automation and Control Solutions (ACS)

Overview

ACS provides innovative solutions that make homes, buildings, industrial sites, airport facilities and infrastructure more efficient, safe and comfortable. Our ACS products and services include controls for heating, cooling, indoor air quality, ventilation, humidification, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; access control; video surveillance; remote patient monitoring systems; products for automatic identification and data collection, installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive; and automation and control solutions for industrial plants, including advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings.

Economic and Other Factors

ACS’s operating results are principally driven by:

•	The growth of global commercial construction (including retrofits and upgrades);

•	Demand for residential security and environmental control retrofits and upgrades;

•	Industrial production;

•	U.S. and European economic conditions;

•	Economic growth rates in emerging markets;

•	The strength of capital spending on process (including petrochemical and refining) and building automation; and

•	Changes to energy, fire, security, health care, safety and environmental concerns and regulations.

Results of Operations

	2007	2006	2005
	(Dollars in millions)
Net sales	$12,478	$11,020	$9,416
% change compared with prior year	13%	17%
Segment profit	$1,405	$1,223	$1,065
% change compared with prior year	15%	15%

ACS sales increased by 13 percent in 2007 compared with 2006, including 4 percent favorable impact of foreign exchange and net growth from acquisitions and divestitures of 2 percent.

•

Sales in our Products businesses grew by 11 percent, driven by (i) increased sales of security products primarily due to growth in intrusion products, European distribution sales and emerging markets, (ii) continued strong demand for life safety products and (iii) introduction of new environmental and combustion control products.

•

Sales in our Solutions businesses increased by 17 percent with growth in all regions, driven by energy retrofit and refining services projects, global infrastructure expansion, continued growth in orders and conversion to sales from our order backlog, as well as the favorable impact of foreign exchange.

ACS sales increased by 17 percent in 2006 compared with 2005, including 7 percent net impact from acquisitions and divestitures.

•

Sales grew by 19 percent in our Products businesses, due to 11 percent net impact from acquisitions and divestitures, as well as strong customer demand for new products in our security and life safety products and increased sales to customers in emerging markets for environmental, combustion, sensing and control products.

•

Sales in our Solutions businesses increased by 14 percent driven by continued strong orders growth, strong conversion to sales from our order backlog and increased sales in emerging markets and strong revenue from energy projects and 3 percent net impact from acquisitions net of divestitures.

•

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

ACS segment profit increased by 15 percent in 2007 compared with 2006 principally due to increased Products and Solutions sales volume and productivity savings, partially offset by inflation. We continue to experience a change in mix resulting from stronger sales growth in our Solutions businesses that historically have lower margins than our Products businesses.

ACS segment profit increased by 15 percent in 2006 compared with 2005 due principally to increased sales volume and productivity savings (including net integration savings from our acquisitions) that more than offset continued inflation. Segment profit was also negatively impacted in 2006 by a contract loss experienced on a Building Solutions project, and by ERP implementation costs.

2008 Areas of Focus

ACS’s primary areas of focus for 2008 include:

•	Extending technology leadership: lowest total installed cost and integrated product solutions;

•	Defending and extending our installed base through customer productivity and globalization;

•	Sustaining strong brand recognition through our brand and channel management;

•	Centralization and standardization of global software development capabilities;

•	Acquisition execution and integration; and

•	Continuing to establish emerging markets presence and capability.

Specialty Materials

Overview

Specialty Materials develops and manufactures high-purity, high-quality and high-performance chemicals and materials for applications in the automotive, healthcare, agricultural, packaging, carpet fibers, refrigeration, appliance, housing, semiconductor, wax and adhesives segments. Specialty Materials also provides process technology, products and services for the petroleum refining, petrochemical and other industries. Specialty Materials’ product portfolio includes fluorocarbons, caprolactam, ammonium sulfate for fertilizer, specialty films, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, catalysts, and adsorbents.

Economic and Other Factors

Specialty Materials operating results are principally driven by:

•	Level of investment in refining and petrochemical capacity, utilization and/or expansion,

•	Degree of pricing volatility in raw materials such as benzene (the key component in phenol), natural gas, ethylene and sulfur;

•	Impact of environmental and energy efficiency regulations;

•	Extent of change in order rates from global semiconductor customers;

•	Global demand for non-ozone depleting Hydro fluorocarbons (HFC’s); and

•	Condition of the US residential housing industry.

Results of Operations

	2007	2006	2005
	(Dollars in millions)
Net sales	$4,866	$4,631	$3,234
% change compared with prior year	5%	43%
Segment profit	$658	$568	$257
% change compared with prior year	16%	121%

Specialty Materials sales increased by 5 percent in 2007 compared to 2006 driven by (i) a 16 percent increase in UOP sales primarily as a result of higher volume in its projects business principally due to capacity expansion in the refining and petrochemical industries and (ii) a 4 percent increase in Specialty Products sales due in large part to increased sales of electronic chemicals and specialty additives and higher sales to customers in the health care industry. Partially offsetting these increases was a 6 percent decrease in Fluorine Products sales primarily due to lower refrigerant pricing and lower sales volume of foam blowing agents used in insulating material as a result of continued weakness in the U.S. housing market.

Specialty Materials sales increased by 43 percent in 2006 compared to 2005 due to organic sales growth of 7 percent and 36 percent growth due to our UOP acquisition, net of divestitures.

Organic growth was 7 percent in 2006 primarily due to higher volume and prices. Organic sales in our Fluorine Products business increased by 9 percent due to continued strong demand for non- ozone depleting HFC products, and organic growth in our Resins and Chemicals business was 4 percent, primarily due to price increases to recover increased raw material costs. Both of these businesses experienced lower sales growth in the fourth quarter of 2006 due to the slowdown in the US residential housing industry. Our Resins and Chemicals business was also negatively impacted by a partial facility outage in the second half of 2006. Specialty Products organic sales increased by 10 percent due to higher sales to our customers in the semiconductor industry and increased sales of our specialty additives and our advanced fiber body armor. In 2005, organic sales increased by 4 percent, largely as a result of higher prices of 7 percent primarily in our Resins and Chemicals and Fluorine businesses, offsetting lower volumes in Specialty Products businesses.

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

Specialty Materials segment profit increased by 16 percent in 2007 compared with 2006 principally due to increased UOP and Specialty Products sales partially offset by the decline in Fluorine Products sales as a result of the factors discussed above. Additionally, the effects of increased pricing and productivity more than offset raw material and other cost inflation.

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

2008 Areas of Focus

Specialty Materials primary areas of focus for 2008 include:

•	Improving plant operational performance;

•	Increasing resources and market penetration in emerging regions;

•	Developing new products that address energy efficiency, renewable energy sources, global warming and security regulations;

•	Increasing product differentiation;

•	Continued contract wins and development of new process technologies and products in the petrochemical and refining industries; and

•	Achieving productivity savings and pricing actions to offset inflation.

Transportation Systems

Overview

Transportation Systems provides automotive products that improve the performance, efficiency, and appearance of cars, trucks, and other vehicles through state-of-the-art technologies, world class brands and global solutions to customers’ needs. Transportation Systems’ products include turbochargers and charge-air and thermal systems; car care products including anti-freeze (Prestone(R)), filters (Fram(R)), spark plugs (Autolite(R)), and cleaners, waxes and additives (Holts(R)); and brake hard parts and other friction materials (Bendix(R) and Jurid(R)). Transportation Systems sells its products to OE automotive and truck manufacturers (e.g., BMW, Caterpillar, Daimler, Renault, Ford, and Volkswagen), wholesalers and distributors and through the retail aftermarket.

Economic and Other Factors

Transportation Systems operating results are principally driven by:

•	Global demand for automobile and truck production;

•	Diesel penetration rates for new engine platforms;

•	Global consumer preferences for boosted diesel passenger cars;

•	Degree of volatility in raw material prices, including nickel and steel;

•	Changes in consumer spending for automotive aftermarket and car care products; and

•	Regulations mandating lower emissions and improved fuel economy.

Results of Operations

	2007	2006	2005
	(Dollars in millions)
Net sales	$5,009	$4,592	$4,505
% change compared with prior year	9%	2%
Segment profit	$583	$574	$557
% change compared with prior year	2%	3%

Transportation Systems sales increased 9 percent in 2007 compared with 2006, primarily due to the 5 percent favorable impact of foreign exchange and increased Turbo Technologies sales volume.

•

Turbo Technologies sales increased by 12 percent primarily due to the favorable impact of foreign exchange and strong sales to European light vehicle manufacturers, resulting from increased production and diesel penetration rates, as well as sales related to the launch of new turbo platforms by these customers, partially offset by lower sales to commercial vehicle engine manufacturers.

•

Consumer Products Group (“CPG”) sales increased by 4 percent primarily due to the favorable impact of foreign exchange and higher prices (primarily to pass through ethylene glycol cost increases). This higher pricing was offset by lower sales volume, primarily due to continued softness in the US automotive aftermarket.

Transportation Systems sales increased 2 percent in 2006 compared with 2005, primarily due to increased Turbo Technologies sales, offset by lower CPG sales.

•	Turbo Technologies sales increased by 6 percent primarily due to new product introductions in Europe and Asia, a slight increase in diesel penetration in Europe and relatively flat sales in the U.S.

•	CPG sales decreased by 4 percent as a result of reduced consumer spending in North America on automotive aftermarket products and our exit from the North America Friction Materials OE business.

Transportation System segment profit increased by 2 percent in 2007 compared with 2006 primarily due to increased productivity, increased prices and lower warranty expense partially offset by the impact of inflation (primarily relating to nickel components), investment in product development to support future Turbo platforms, costs associated with CPG product introductions and CPG operational planning and production issues.

Transportation Systems segment profit increased by 3 percent in 2006 compared with 2005 due primarily to increased Turbo Technologies volume and productivity savings including the benefits of prior year restructuring actions, which offset higher material and labor inflation and increased warranty expense.

2008 Areas of Focus

Transportation Systems primary areas of focus in 2008 include:

•	Sustaining superior turbocharger technology through successful platform launches;

•	Increasing global penetration and share of diesel and gasoline turbocharger OEM demand;

•	Further global expansion and extension of established strong product brands in CPG; and

•	Addressing CPG operational planning and production issues.

Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Severance	$186	$102	$248
Asset impairments	14	15	5
Exit costs	9	7	14
Reserve adjustments	(18)	(22)	(25)

Total net repositioning charge	191	102	242
Asbestos related litigation charges, net of insurance	100	126	10
Probable and reasonably estimable environmental liabilities	225	210	186
Business impairment charges	9	12	23
Arbitration award related to phenol supply agreement	—	(18)	(67)
Other	18	51	18

Total net repositioning and other charges	$543	$483	$412

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Cost of products and services sold	$495	$472	$357
Selling, general and administrative expenses	48	11	43
Other (income) expense	—	—	12

	$543	$483	$412

The following tables provide details of the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Aerospace
Net repositioning charge	$37	$10	$96

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Automation and Control Solutions
Net repositioning charge	$127	$39	$84
Other	—	—	1

	$127	$39	$85

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Specialty Materials
Net repositioning charge	$5	$11	$14
Business impairment charges	9	12	23
Arbitration award related to phenol supply agreement	—	(18)	(67)
Other	—	—	(4)

	$14	$5	$(34)

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Transportation Systems
Net repositioning charge	$19	$32	$49
Asbestos related litigation charges, net of insurance	100	261	31
Other	—	—	2

	$119	$293	$82

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Corporate
Net repositioning charge	$3	$10	$(1)
Asbestos related litigation charges, net of insurance	—	(135)	(21)
Probable and reasonably estimable environmental liabilities	225	210	186
Other	18	51	19

	$246	$136	$183

In 2007, we recognized repositioning charges totaling $209 million primarily for severance costs related to workforce reductions of 3,408 manufacturing and administrative positions mainly in our Automation and Control Solutions and Aerospace segments. Also, $18 million of previously established accruals, primarily for severance at our Transportation Systems and Aerospace segments, were returned to income in 2007 due mainly to changes in the scope of previously announced severance programs and due to fewer employee separations than originally planned associated with prior severance programs.

In 2006, we recognized repositioning charges totaling $124 million primarily for severance costs related to workforce reductions of 2,253 manufacturing and administrative positions across all of our segments. Also, $22 million of previously established accruals, primarily for severance at our Aerospace, Transportation Systems and Specialty Materials segments, were returned to income in 2006 due mainly to changes in the scope of previously announced severance programs and due to fewer employee separations than originally planned associated with prior Aerospace severance actions.

In 2005, we recognized repositioning charges totaling $267 million primarily for severance costs related to workforce reductions of 5,269 maufacturing and administrative positions across all of our segments including the implementation of a new organizational structure in our Aerospace segment (substantially implemented in the third quarter of 2005) which reorganized our Aerospace businesses to better align with customer segments. Also, $25 million of previously established accruals, primarily for severance at our Corporate, Specialty Materials and Automation and Control Solutions segments were returned to income in 2005. The reversal of severance liabilities related to changes in the scope of previously announced severance programs, excise taxes related to an executive severance amount previously paid which were determined to no longer be payable, and severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell.

These repositioning actions are expected to generate incremental pretax savings of approximately $100 million in 2008 compared with 2007 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute our repositioning actions were $92, $142 and $171 million in 2007, 2006 and 2005, respectively. Such expenditures for severance and other exit costs have been funded principally through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions will approximate $150 million in 2008 and will be funded through operating cash flows.

In 2007, we recognized a charge of $225 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $100 million which are discussed in Note 21 to the financial statements. We recognized other charges of $18 million for a business sales tax related to a prior divestiture ($8 million) and for contemplated settlements of certain legal matters ($10 million). We also recognized impairment charges of $9 million related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment.

In 2006, we recognized a charge of $210 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $126 million which are discussed in Note 21 to the financial statements. We recognized other charges of $51 million related to our Corporate segment primarily for the settlement of a property damage claim litigation matter in Brunswick, GA and our entrance into a plea agreement related to an environmental matter at our Baton Rouge, LA. facility. We recognized impairment charges of $12 million related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment. We also recognized a credit of $18 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business for 2005 transactions.

In 2005, we recognized a charge of $186 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $10 million which are discussed in Note 21 to the financial statements. We recognized a credit of $67 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business from June 2003 through the end of 2004. We recognized impairment charges of $23 million related to the write-down of property, plant and equipment held and used in our Specialty Materials segment. We also recognized other charges of $18 million principally related to the modification of a lease agreement for the Corporate headquarters facility ($10 million) and for various legal settlements ($7 million).

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, and access to the public debt and equity markets, as well as the ability to sell trade accounts receivables. We continue to balance our cash and financing uses through investment in our existing core businesses, acquisition activity, share repurchases and dividends.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$3,911	$3,211	$2,442
Investing activities	(1,782)	(614)	(2,010)
Financing activities	(1,574)	(2,649)	(2,716)
Effect of exchange rate changes on cash	50	42	(68)

Net increase/(decrease) in cash and cash equivalents	$605	$(10)	$(2,352)

Cash provided by operating activities increased by $700 million during 2007 compared with 2006 primarily due to increased earnings, an increase in accrued liabilities of $349 million (primarily compensation, benefits and other employee related accruals, as well as customer advances and deferred income), a $55 million decrease in repositioning payments partially offset by decreased deferred income tax expense of $118 million and increased working capital usage of $68 million (accounts and other receivables, inventory and accounts payable). Cash provided by operating activities increased by $769 million during 2006 compared to 2005 primarily due to increased earnings, lower cash payments for asbestos of $331 million, receipt of $100 million from the sale of an insurance receivable, an increase in customer advances and deferred income (net of acquisitions) of $115 million, and $93 million receipt of an arbitration award relating to Specialty Materials, partially offset by increased working capital usage (accounts and other receivables (net of tax receivables), inventory and accounts payable) of $263 million (including proceeds of $58 million from the sale of a long-term receivable), higher cash tax payments (net of tax receipts) of $236 million and higher pension and postretirement payments of $154 million.

Cash used for investing activities increased by $1,168 million during 2007 compared with 2006 due primarily to higher spending for acquisitions, and lower proceeds from sales of businesses. In 2007, cash paid for acquisitions, net of cash acquired was $1,150 million primarily for Dimensions International, Enraf Holding B.V., Hand Held Products, Inc, and Maxon Corporation, compared to $633 million in 2006, primarily for our acquisitions of First Technologies and Gardiner Groupe. Sale proceeds from divestitures was $51 million in the 2007, compared to $665 million in 2006 primarily due to the sale of Indalex in February 2006 for $425 million, First Technology Safety & Analysis business (FTSA) for $93 million in May 2006 and the sale of First Technology Automotive Business in December 2006 for $90 million. Cash used for investing activities decreased by $1,396 million during 2006 compared with 2005 due primarily to lower spending for acquisitions, partially offset by lower proceeds of $285 million from maturities of investment securities.

Cash used for financing activities decreased by $1,075 million during 2007 compared with 2006 primarily due to a $2,620 million increase in net proceeds from debt (including commercial paper and short term borrowings), a $306 million reduction in cash used for payment of debt assumed with acquisitions, and an increase in proceeds from issuance of common stock primarily related to stock option exercises of $207 million; partially offset by increases in repurchases of common stock of $2,090 million. Cash used for financing activities decreased by $67 million during 2006 compared 2005, primarily due to a reduction for payment of debt assumed with acquisition of $356 million, increased net proceeds from debt of $258 million, and increased proceeds from issuance of common stock primarily related to stock option exercises of $229 million, offset by increase in repurchases of common stock of $763 million and increased dividend payments.

Liquidity

Each of our businesses is focused on implementing strategies to improve working capital turnover in 2008 to increase operating cash flows. Considering the current economic environment in which each of our businesses operate and our business plans and strategies, including our focus on growth, cost reduction and productivity initiatives, we believe that our cash balances and operating cash flows will remain our principal source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets, as well as our ability to sell trade accounts receivables.

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 270 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing potential acquisitions. There was $1,756 million of commercial paper outstanding at December 31, 2007.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit ratings and our $3.0 billion of committed bank revolving credit facilities (Revolving Credit Facilities). Our credit ratings are periodically reviewed by the major independent debt-rating agencies. In 2007, Standard and Poor’s, Fitch’s and Moody’s Rating Services affirmed their corporate ratings on our long-term debt of A and A+ and A2 respectively, and short-term debt of A-1, F1 and P-1 respectively, and maintained Honeywell’s ratings outlook as “stable”.

In March 2007, the Company issued $400 million of 5.30% Senior Notes due 2017 and $600 million 5.70% Senior Notes due 2037 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $12 million in discount and issuance costs. Proceeds from the Notes were used to repay commercial paper and debt.

In May 2007 Honeywell entered into a $2.8 billion Amended and Restated Five-Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregated amount not to exceed $3.5 billion. This credit facility contains a $700 million sub-limit for the issuance of letters of credit. The Credit Agreement is maintained for general corporate purposes, including support for the issuance of commercial paper and replaces the previous $2.3 billion five year credit agreement dated April 27, 2006 (“Prior Agreement”). At December 31, 2007, there were no borrowings or letters of credit issued under the credit facility. The Credit Agreement does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants.

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

We also have a current shelf registration statement filed with the Securities and Exchange Commission under which we may issue additional debt securities, common stock and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

We also sell interests in designated pools of trade accounts receivables to third parties. The sold receivables were over-collateralized by $101 million at December 31, 2007 and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. New receivables are sold under the agreement as previously sold receivables are collected. The retained interests in the receivables are reflected at the amounts expected to be collected by us, and such carrying value approximates the fair value of our retained interests. The sold receivables were $500 million at both December 31, 2007 and 2006.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, dividends, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions, share repurchases and any strategic acquisitions.

Specifically, we expect our primary cash requirements in 2008 to be as follows:

•	Capital expenditures—we expect to spend approximately $900 million for capital expenditures in 2008 primarily for growth, replacement, production capacity expansion, cost reduction and maintenance.

•	Debt repayments—there are $418 million of scheduled long-term debt maturities in 2008. We expect to refinance substantially all of these maturities in the debt capital markets during 2008.

•

Share repurchases—We intend to continue to repurchase outstanding shares from time to time in the open market principally using cash generated from operations. Under the Company’s previously announced $3.0 billion share repurchase program, $2.7 billion remained available as of December 31, 2007 for additional share repurchases. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activities.

•

Dividends—we expect to pay approximately $800 million in dividends on our common stock in 2008, reflecting the 10 percent increase in the dividend rate announced by Honeywell’s Board of Directors in December 2007.

•

Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $244 and $44 million, respectively, in 2008. See Asbestos Matters in Note 21 to the financial statements for further discussion.

•

Pension contributions—assuming that actual pension plan returns are consistent with our expected rate of return of 9 percent in 2008 and beyond and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements for the foreseeable future. However, we expect to make voluntary contributions of approximately $40 million to our U.S. pension plans in 2008 for government contracting purposes. We also expect to make contributions to our non-U.S. plans of approximately $125 million in 2008. See Note 22 to the financial statements for further discussion of pension contributions.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute the remaining repositioning actions will approximate $150 million in 2008.

•

Environmental remediation costs—we expect to spend approximately $300 million in 2008 for remedial response and voluntary clean-up costs. See Environmental Matters in Note 21 to the financial statements for additional information.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2007, we realized $51 million in cash proceeds from sales of non-strategic businesses.

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

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2007:

	Total	Payments by Period			Thereafter
		2008	2009- 2010	2011- 2012
	(Dollars in millions)
Long-term debt, including capitalized leases(1)	$5,837	$418	$2,145	$934	$2,340
Minimum operating lease payments	1,185	327	397	197	264
Purchase obligations(2)	2,357	913	690	401	353
Estimated environmental liability payments(3)	799	300	350	100	49
Asbestos related liability payments(4)	1,655	244	900	400	111
Asbestos insurance recoveries(5)	(1,136)	(44)	(88)	(88)	(916)

	$10,697	$2,158	$4,394	$1,944	$2,201

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)

The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2007. See Environmental Matters in Note 21 to the financial statements for additional information.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2007. NARCO estimated payments are based on the terms and conditions, including evidentiary requirements, specified in the definitive agreements or agreements in principle and pursuant to Trust Distribution Procedures. Bendix payments are based on our estimate of pending and future claims. Projecting future events is subject to many uncertainties that could cause asbestos liabilities to be higher or lower than those projected and recorded. See Asbestos Matters in Note 21 to the financial statements for additional information.

(5)

These amounts represent probable insurance recoveries through 2018 based on our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2007. See Asbestos Matters in Note 21 to the financial statements for additional information.

The table excludes $666 million of uncertain tax positions. See Note 6 to the financial statements.

The table also excludes our pension and other postretirement benefits (OPEB) obligations. We made voluntary contributions of $42 and $68 million to our U.S. pension plans in 2007 and 2006, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. Assuming that actual plan asset returns are consistent with our expected plan return of 9 percent in 2008 and beyond, and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements for the foreseeable future. We expect to make voluntary contributions of approximately $40 million to our U.S. plans in 2008 for government contracting purposes. We expect to make contributions to our non-U.S. plans of approximately $125 million in 2008. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. We expect our OPEB payments to approximate $206 million in 2008 net of the benefit of approximately $15 million from the Medicare prescription subsidy. See Note 22 to the financial statements for further discussion of our pension and OPEB plans.

Off-Balance Sheet Arrangements

Following is a summary of our off-balance sheet arrangements:

Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2007:

Maximum Potential Future Payments
(Dollars in millions)
Operating lease residual values	$39
Other third parties’ financing	4
Unconsolidated affiliates’ financing	3
Customer financing	23

$69

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

Retained Interests in Factored Pools of Trade Accounts Receivables—As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. The sold receivables ($500 million at December 31, 2007) are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The over-collateralization provides credit support to the purchasers of the receivable interest by limiting their losses in the event that a portion of the receivables sold becomes uncollectible. At December 31, 2007, our retained subordinated and undivided interests at risk were $101 and $721 million, respectively. Based on the underlying credit quality of the receivables placed into the designated pools of receivables being sold, we do not expect that any losses related to our retained interests at risk will have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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

With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy (see Note 1 to the financial statements) to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreements with other parties.

Remedial response and voluntary cleanup payments were $267, $264 and $247 million in 2007, 2006, and 2005, respectively, and are currently estimated to be approximately $300 million in 2008. We expect to fund such expenditures from operating cash flow.

Remedial response and voluntary cleanup costs charged against pretax earnings were $230, $210 and $186 million in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the recorded liabilities for environmental matters was $799 and $831 million, respectively. In addition, in 2007 and 2006 we incurred operating costs for ongoing businesses of approximately $81 and $101 million, respectively, relating to compliance with environmental regulations.

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

We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk from changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi and Japanese yen.

Our exposure to market risk from changes in interest rates relates primarily to our net debt and pension obligations. As described in Notes 14 and 16 to the financial statements, we issue both fixed and variable rate debt and use interest rate swaps to manage our exposure to interest rate movements and reduce overall borrowing costs.

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

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent weakening of the U.S. dollar versus local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2007 and 2006.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) In Fair Value
	(Dollars in millions)
December 31, 2007
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(5,817)	$(5,837)	$(5,928)	$(281)
Interest rate swap agreements	300	20	20	(45)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	3,295	4	4	12
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	8	—	—	(1)
December 31, 2006
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(4,329)	$(4,332)	$(4,521)	$(194)
Interest rate swap agreements	700	3	3	(31)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	2,572	—	—	8
Commodity Price Sensitive Instruments
Forward commodity contracts(3).	60	(9)	(9)	(10)

(1)	Asset or (liability).

(2)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

(3)	Changes in the fair value of forward commodity contracts are offset by changes in the cash flows of underlying hedged commodity transactions.

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

We have discussed the selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors and our Independent Registered Public Accountants. New accounting standards effective in 2007 which had a material impact on our consolidated financial statements are described in the Recent Accounting Pronouncements section in Note 1 to the financial statements.

Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities. These contingencies primarily relate to product liabilities (including asbestos), contractual matters, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of fact, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. For a discussion of our contingencies related to environmental, asbestos and other matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Notes 1 and 21 to the financial statements.

Asbestos Related Contingencies and Insurance Recoveries—We are a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrued for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21 to the financial statements. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. Since the fourth quarter of 2006, we also accrue for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. In December 2006, we also changed our methodology for valuing Bendix pending and future claims from using average resolution values for the previous five years to using average resolution values for the previous two years. The claims filing experience and resolution data for Bendix related claims has become more reliable over the past several years. Accordingly, in the fourth quarter of 2007, we updated our methodology for valuing Bendix pending and future claims using the average resolution values for the past three years. We will continue to updated the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21 to the financial statements. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers. At December 31, 2007, we have recorded insurance receivables of $939 million that can be specifically allocated to NARCO related asbestos liabilities. We also have $1.9 billion in coverage remaining for Bendix related asbestos liabilities although there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods and insurance settlements, resulting in approximately 50 percent of these claims on a cumulative historical basis being reimbursable by insurance. Our insurance is with both the domestic insurance market and the London excess market. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries. See Note 21 to the financial statements for a discussion of management’s judgments applied in the recognition and measurement of insurance recoveries for asbestos related liabilities.

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

The key assumptions used in developing our 2007, 2006 and 2005 net periodic pension expense for our U.S. plans included the following:

	2007	2006	2005
Discount rate	6.0%	5.75%	5.875%
Assets:
Expected rate of return	9%	9%	9%
Actual rate of return	9%	14%	8%
Actual 10 year average annual compounded rate of return	9%	10%	10%

The discount rate can be volatile from year to year because it is determined based upon the prevailing rate as of the measurement date. We will use a 6.50 percent discount rate in 2008, reflecting the increase in the market interest rate environment. We plan to continue to use an expected rate of return on plan assets of 9 percent for 2008 based principally on our historical experience of actual plan returns. The net losses for our pension plans were $1.7 billion at December 31, 2007 compared with $2.4 billion at December 31, 2006. This decrease of $700 million is due primarily to lower net losses in our U.S. plans due to a higher discount rate at December 31, 2007 and loss amortization in 2007. The net losses at December 31, 2007 principally result from the decline each year in the discount rate for the period 2002 through 2006 and from actual plan asset returns below expected rates of return during 2000 through 2002. Such net losses were recognized as of December 31, 2006 on our consolidated balance sheet and as a component of other comprehensive income (loss), net of tax, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158) which is discussed in detail in Notes 1 and 22 to the financial statements. In the future we will continue to systematically recognize such net losses in net periodic pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (SFAS No. 87). Under SFAS No. 87, we use the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period. Further, net losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) are recognized over a six-year period.

Changes in net periodic pension expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our U.S. pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $50 million	Increase $314 million
0.25 percentage point increase in discount rate	Decrease $50 million	Decrease $309 million
0.25 percentage point decrease in expected rate of return on assets	Increase $30 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $30 million	—

The sensitivities above regarding changes in the discount rate are applicable only when there are unrecognized losses outside of the corridor subject to amortization over a six-year period. At December 31, 2007, there were no losses outside of the corridor subject to amortization in our U.S. plans. In the future, if the discount rate were to increase from the current rate of 6.50 percent there would not be a significant change to annual pension expense. Only if the discount rate were to decrease to 6.25% would the sensitivities described in the table be applicable.

Net periodic pension expense for our pension plans is expected to be approximately $30 million in 2008, a $148 million decrease from 2007 due principally to a decrease in the amortization of net losses in our U.S. plans. The decline in the amortization of net losses results principally from an increase in the discount rate at December 31, 2007 and actual plan asset returns higher than the expected rate of return in 2004 and 2006.

In 2007, 2006 and 2005 we were not required to make a contribution to satisfy minimum statutory funding requirements in our U.S. pension plans. We made voluntary contributions of $42 and $68 million to our U.S. pension plans in 2007 and 2006, respectively, mainly for government contracting purposes. Future plan contributions are dependent upon actual plan asset returns and interest rates. Assuming that actual plan returns are consistent with our expected plan return of 9 percent in 2008 and beyond, and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements for the foreseeable future. However, we expect to make voluntary contributions of approximately $40 million in cash in 2008 to certain of our U.S. pension plans for government contracting purposes. We also expect to contribute approximately $125 million in cash in 2008 to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards.

Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)—To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and definite-lived intangible assets. At December 31, 2007, the net carrying amount of these long-lived assets totaled $6.4 billion. The determination of useful lives (for depreciation/amortization purposes) and whether or not these assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors we consider in deciding when to perform an impairment review are as follows:

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

Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We use the best information available to determine fair value, which are usually either market prices (if available) or an estimate of the future discounted cash flow. The key estimates in our discounted cash flow analysis include expected industry growth rates, our assumptions as to volume, selling prices and costs, and the discount rate selected. As described in more detail in the repositioning and other charges section of our MD&A, we have recorded impairment charges related to long-lived assets of $9 and $12 million in 2007 and 2006, respectively, principally related to businesses in our Specialty Materials segment. These businesses were significantly under-performing or were in industries with negative economic trends and subsequently these businesses were significantly restructured, sold or are in the process of being sold.

Goodwill Impairment Testing—Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. Our Goodwill balance, $9.2 billion as of December 31, 2007, is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, (SFAS No. 142) “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of our reporting units is estimated utilizing a discounted cash flow approach incorporating historic and projected future operating performance. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We completed our annual impairment test as of March 31, 2007 and determined that there was no impairment as of that date.

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

As of December 31, 2007, we recognized a net deferred tax asset of $1,611 million, less a valuation allowance of $490 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Our net deferred tax asset of $1,611 million is comprised of $1,095 million related to U.S. operations and $516 million related to non-U.S. operations. The U.S. net deferred tax asset of $1,095 million is comprised of net deductible temporary differences, tax credit carryforwards and state tax net operating losses which we believe will more likely than not be realized through the generation of future taxable income in the U.S. and tax planning strategies. We maintain a valuation allowance of $63 million against such asset related to capital losses and state tax net operating losses. The non-U.S. net deferred tax asset of $516 million is comprised principally of net operating and capital loss carryforwards, mainly in Germany, France and the United Kingdom. We maintain a valuation allowance of $427 million against these deferred tax assets reflecting our historical experience and lower expectations of taxable income over the applicable carryforward periods. As more fully described in Note 6 to the financial statements, our valuation allowance decreased by $26 million in 2007 and increased by $39 and $139 million in 2006 and 2005, respectively. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income or a credit to goodwill in the period that such determination is made. If a valuation allowance is recognized for the net deferred tax asset for an acquired entity’s deductible temporary differences, operating loss, capital loss, or tax credit carryforwards at the acquisition date, the tax benefits for those items recognized after the acquisition date shall be applied first to reduce to zero goodwill related to the acquisition, second to reduce to zero other non-current intangible assets related to the acquisition, and third to reduce income tax expense.

Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

As described in further detail in the Recent Accounting Pronouncements section in Note 1 to the financial statements, FIN 48 was effective beginning January 1, 2007. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we reduced our existing reserves for uncertain tax positions by $33 million, largely related to a reduction in state income tax matters, partially offset by a net increase for federal and international tax reserves. This reduction was recorded as a cumulative effect adjustment to shareholders’ equity. Additionally, we decreased a deferred tax asset and its associated valuation allowance by $44 million and increased goodwill by $1 million.

Sales Recognition on Long-Term Contracts—In 2007, we recognized approximately 13 percent of our total net sales using the percentage-of-completion method for long-term contracts in our Automation and Control Solutions, Aerospace and Specialty Materials segments. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

OTHER MATTERS

Litigation

See Note 21 to the financial statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 1 to the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instruments”.

Item 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions, except per share amounts)
Product sales	$27,805	$25,165	$22,257
Service sales	6,784	6,202	5,395

Net sales	34,589	31,367	27,652

Costs, expenses and other
Cost of products sold	21,629	19,649	17,681
Cost of services sold	4,671	4,447	3,843

	26,300	24,096	21,524
Selling, general and administrative expenses	4,565	4,210	3,707
Other (income)/expense	(53)	(111)	(231)
Interest and other financial charges	456	374	356

	31,268	28,569	25,356

Income from continuing operations before taxes	3,321	2,798	2,296
Tax expense	877	720	732

Income from continuing operations	2,444	2,078	1,564
Income from discontinued operations, net of taxes	—	5	95
Cumulative effect of accounting change, net of taxes	—	—	(21)

Net income	$2,444	$2,083	$1,638

Earnings (loss) per share of common stock—basic:
Income from continuing operations	$3.20	$2.53	$1.85
Income from discontinued operations	—	0.01	0.11
Cumulative effect of accounting change	—	—	(0.03)

Net income	$3.20	$2.54	$1.93

Earnings (loss) per share of common stock—assuming dilution:
Income from continuing operations	$3.16	$2.51	$1.84
Income from discontinued operations	—	0.01	0.11
Cumulative effect of accounting change	—	—	(0.03)

Net income	$3.16	$2.52	$1.92

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,829	$1,224
Accounts, notes and other receivables	6,387	5,740
Inventories	3,861	3,588
Deferred income taxes	1,241	1,215
Other current assets	367	537

Total current assets	13,685	12,304
Investments and long-term receivables	500	382
Property, plant and equipment—net	4,985	4,797
Goodwill	9,175	8,403
Other intangible assets—net	1,498	1,247
Insurance recoveries for asbestos related liabilities	1,086	1,100
Deferred income taxes	637	1,075
Prepaid pension benefit cost	1,256	695
Other assets	983	938

Total assets	$33,805	$30,941

LIABILITIES
Current liabilities:
Accounts payable	$3,962	$3,518
Short-term borrowings	64	62
Commercial paper	1,756	669
Current maturities of long-term debt	418	423
Accrued liabilities	5,741	5,463

Total current liabilities	11,941	10,135
Long-term debt	5,419	3,909
Deferred income taxes	734	352
Postretirement benefit obligations other than pensions	2,025	2,090
Asbestos related liabilities	1,405	1,262
Other liabilities	3,059	3,473
CONTINGENCIES
SHAREOWNERS’ EQUITY
Capital—common stock—Authorized 2,000,000,000 shares (par value $1 per share):
—issued 957,599,900 shares	958	958
—additional paid-in capital	4,014	3,845
Common stock held in treasury, at cost:
2007—211,046,037 shares; 2006—157,008,412 shares	(9,479)	(6,339)
Accumulated other comprehensive income (loss)	(544)	(1,307)
Retained earnings	14,273	12,563

Total shareowners’ equity	9,222	9,720

Total liabilities and shareowners’ equity	$33,805	$30,941

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,444	$2,083	$1,638
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	21
Depreciation and amortization	837	794	653
Repositioning and other charges	543	483	412
Payments of repositioning and other charges	(504)	(559)	(1,008)
Pension and other postretirement expense	322	459	561
Pension and other postretirement benefit payments	(300)	(353)	(199)
Stock option expense	65	77	—
Deferred income taxes	332	450	42
Excess tax benefits from share based payment arrangements	(86)	(31)	—
Other	161	20	(56)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(467)	(573)	(94)
Inventories	(183)	(128)	37
Other current assets	17	(11)	61
Accounts payable	397	516	181
Accrued liabilities	333	(16)	193

Net cash provided by operating activities	3,911	3,211	2,442

Cash flows from investing activities:
Expenditures for property, plant and equipment	(767)	(733)	(684)
Proceeds from disposals of property, plant and equipment	98	87	71
Increase in investments	(20)	—	—
Decrease in investments	6	—	285
Cash paid for acquisitions, net of cash acquired	(1,150)	(633)	(2,679)
Proceeds from sales of businesses, net of fees paid	51	665	997

Net cash (used for) investing activities	(1,782)	(614)	(2,010)

Cash flows from financing activities:
Net increase/(decrease) in commercial paper	1,078	(86)	534
Net (decrease)/increase in short-term borrowings	(3)	(224)	100
Payment of debt assumed with acquisitions	(40)	(346)	(702)
Proceeds from issuance of common stock	603	396	167
Proceeds from issuance of long-term debt	1,885	1,239	—
Payments of long-term debt	(430)	(1,019)	(982)
Excess tax benefits from share based payment arrangements	86	31	—
Repurchases of common stock	(3,986)	(1,896)	(1,133)
Cash dividends paid on common stock	(767)	(744)	(700)

Net cash (used for) financing activities	(1,574)	(2,649)	(2,716)

Effect of foreign exchange rate changes on cash and cash equivalents	50	42	(68)

Net increase/(decrease) in cash and cash equivalents	605	(10)	(2,352)
Cash and cash equivalents at beginning of period	1,224	1,234	3,586

Cash and cash equivalents at end of period	$1,829	$1,224	$1,234

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareowners’ Equity
	Shares	Amount		Shares	Amount
	(In millions, except per share amounts)
Balance at December 31, 2004	957.6	$958	$3,574	(107.6)	$(4,185)	$138	$10,292	$10,777
Net income							1,638	1,638
Foreign exchange translation adjustments						(147)		(147)
Minimum pension liability adjustment						(16)		(16)

Other Comprehensive Income (Loss)								1,475
Common stock issued for employee savings and option plans (including related tax benefits of $17)			50	9.7	283			333
Repurchases of common stock				(30.6)	(1,133)			(1,133)
Cash dividends on common stock ($0.825 per share)							(700)	(700)
Other owner changes			2	.4	8			10

Balance at December 31, 2005	957.6	958	3,626	(128.1)	(5,027)	(25)	11,230	10,762

Net income							2,083	2,083
Foreign exchange translation adjustments						233		233
Change in fair value of effective cash flow hedges						(3)		(3)
Minimum pension liability adjustment						196		196

Other Comprehensive Income (Loss)								2,509
Pension and other postretirement benefits (including related tax benefits of $912)						(1,708)		(1,708)
Common stock issued for employee savings and option plans (including related tax benefits of $31)			29	16.2	573			602
Stock based compensation expense			77					77
Reclassification to equity of obligations settled in stock			112					112
Repurchases of common stock				(45.4)	(1,896)			(1,896)
Dividends on common stock ($0.9075 per share)							(750)	(750)
Other owner changes			1	.3	11			12

Balance at December 31, 2006	957.6	958	3,845	(157.0)	(6,339)	(1,307)	12,563	9,720

Net income							2,444	2,444
Foreign exchange translation adjustments						248		248
Pension and other postretirement benefits (including related tax benefits of $285)						518		518
Change in fair value of effective cash flow hedges						(3)		(3)

Other Comprehensive Income (Loss)								3,207
Common stock issued for employee savings and option plans (including related tax benefits of $101)			101	20.0	837			938
Stock based compensation expense			65					65
Repurchases of common stock				(74.2)	(3,987)			(3,987)
Uncertain tax positions							33	33
Cash dividends on common stock ($1.00 per share)							(767)	(767)
Other owner changes			3	.2	10			13

Balance at December 31, 2007	957.6	$958	$4,014	(211.0)	$(9,479)	$(544)	$14,273	$9,222

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

Principles of Consolidation—The consolidated financial statements include the accounts of Honeywell International Inc. and all of its subsidiaries and entities in which a controlling interest is maintained. Our consolidation policy requires the consolidation of entities where a controlling financial interest is obtained as well as consolidation of variable interest entities in which we bear a majority of the risk to the entities’ potential losses or stand to gain from a majority of the entities’ expected returns. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity of three months or less.

Inventories—Inventories are valued at the lower of cost or market using the first-in, first-out or the average cost method and the last-in, first-out (LIFO) method for certain qualifying domestic inventories.

Investments—Investments in affiliates over which we have a significant influence, but not a controlling interest, are accounted for using the equity method of accounting. Other investments are carried at market value, if readily determinable, or at cost. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees are strong indicators of other-than-temporary declines. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the investment is written down to a new carrying value.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 2 to 15 years for machinery and equipment. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) and FASB Interpretation No. 47 (“FIN 47”) require recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon adoption of FIN 47 on December 31, 2005, we recorded an increase of $14 million to property, plant and equipment and recognized an asset retirement obligation liability of $46 million. This resulted in the recognition of a non-cash charge of $32 million ($21 million after tax) that was reported as a cumulative effect of an accounting change. Upon initial recognition of a liability the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. See Note 11 and Note 17 for additional details.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2007 and determined that there was no impairment as of that date. See Note 12 for additional details on goodwill balances.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 24 years.

Long-Lived Assets—We periodically evaluate the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events.

Sales Recognition—Product and service sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities in our Aerospace and Automation and Control Solutions segments, are recognized over the contractual period or as services are rendered. Sales under long-term contracts in the Aerospace and Automation and Control Solutions segments are recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long- term contracts are recorded in full when such losses become evident. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

Environmental Expenditures—Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not provide future benefits, are expensed as incurred. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.

Asbestos Related Contingencies and Insurance Recoveries—Honeywell is a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrued for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

No. 5). Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. Since the fourth quarter of 2006, we also accrue for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. In December 2006, we also changed our methodology for valuing Bendix pending and future claims from using average resolution values for the previous five years to using average resolution values for the previous two years. The claims filing experience and resolution data for Bendix related claims has become more reliable over the past several years. Accordingly, in the fourth quarter of 2007, we updated our methodology for valuing Bendix pending and future claims using the average resolution values for the past three years. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

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

Aerospace Sales Incentives—We provide sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of our aircraft equipment, predominately wheel and braking system hardware and auxiliary power units, for installation on commercial aircraft. These incentives principally consist of free or deeply discounted products, but also include credits for future purchases of product and upfront cash payments. These costs are expensed as provided. For aircraft manufacturers, incentives are recorded when the products are delivered; for airlines, incentives are recorded when the associated aircraft are delivered by the aircraft manufacturer to the airline.

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,459, $1,411 and $1,072 million in 2007, 2006 and 2005, respectively.

Stock-Based Compensation Plans—Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under our stock-based compensation plans, which are described in Note 20 include non-qualified stock options and restricted stock units (RSUs). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in our Consolidated Statement of Operations.

Prior to January 1, 2006, we accounted for share-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Under APB No. 25 there was no compensation cost recognized in our Consolidated Statement of Operations for our stock option awards. Compensation cost for RSUs is recognized in our Consolidated Statement of Operations and

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

is included in selling, general and administrative expenses, and was not affected by our adoption of FAS No. 123R.

We adopted SFAS No. 123R using the modified prospective method and, accordingly, the 2005 Consolidated Statement of Operations has not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Share-based compensation cost relating to stock options recognized in 2007 and 2006 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on our historical rates of forfeiture. In our pro forma information required under SFAS No. 123 for 2005, we accounted for forfeitures as they occurred.

Pension and Other Postretirement Benefits—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage to eligible retirees. For our U.S. defined benefit pension plans we use the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period. Further, net actuarial (gains) or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) are recognized over a six year period. We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) as of December 31, 2006. See Note 22 for additional disclosures.

Foreign Currency Translation—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated Other Comprehensive Income (Loss). For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are remeasured at the exchange rate in effect on the date the assets were acquired, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these subsidiaries are included in earnings.

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

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item.

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

Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we reduced our existing reserves for uncertain tax positions by $33 million, largely related to a reduction in state income tax matters, partially offset by a net increase for federal and international tax reserves.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

This reduction was recorded as a cumulative effect adjustment to shareowners’ equity. Additionally, we decreased a deferred tax asset and its associated valuation allowance by $44 million and increased goodwill by $1 million. See Note 6 for additional FIN 48 information and disclosure.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued FSP AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations. The implementation of this standard, for financial assets and financial liabilities, will not have a material impact on our consolidated financial position and results of operations.

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

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for postretirement benefit obligations as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.

Note 2—Acquisitions and Divestitures

We acquired businesses for an aggregate cost of $1,190, $979 and $3,500 million in 2007, 2006 and 2005, respectively. All of our acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of the acquired businesses were recorded at their estimated fair values at the dates of acquisition. Significant acquisitions made in these years are discussed below.

In July 2007, the Company completed the acquisition of Dimensions International, a defense logistics business, for a purchase price of approximately $230 million. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $21 million to identifiable intangible assets, predominantly contractual relationships. These intangible assets are being amortized over their estimated life of 5 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $180 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 are included in the Aerospace segment and were not material to the consolidated financial statements.

In July 2007, the Company completed the acquisition of Enraf Holding B.V., a provider of comprehensive solutions for the control and management of transportation, storage and blending operations in the oil and gas industry, for a purchase price of approximately $264 million, including the assumption of approximately $40 million of debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $90 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated life of 8-15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $167 million, was recorded as goodwill. Goodwill will be deducted over a 15 year period for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 are included in

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

the Automation and Control Solutions segment and were not material to the consolidated financial statements.

In December 2007, the Company, specifically the Automation and Control Solutions segment, completed the acquisition of Maxon Corporation, a leading industrial combustion business, for a purchase price of approximately $185 million. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. The Company has assigned $88 million to identifiable intangible assets, predominantly customer relationships and trademarks. These intangible assets are being amortized over their estimated lives which range from 6-10 years using straight line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $92 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 were not material to the consolidated financial statements.

In December 2007, the Company, specifically the Automation and Control Solutions segment, completed the acquisition of Hand Held Products, Inc. a privately held automatic identification and data collection company, for a purchase price of approximately $390 million. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $114 million to identifiable intangible assets, predominantly customer relationships and existing technology. These intangible assets are being amortized over their estimated lives which range from 6 to 10 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $259 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 were not material to the consolidated financial statements.

In May 2006, the Company purchased Gardiner Groupe, a privately held company. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values and lives at the acquisition date. The Company has assigned $47 million to identifiable intangible assets, predominantly customer relationships and trademarks. These intangible assets are being amortized over their estimated lives which range from 3 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $130 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2006 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

In March 2006, the Company purchased First Technology plc, a U.K. publicly listed company. The aggregate value of the purchase price was $723 million, including the assumption of approximately $217 million of outstanding debt and $23 million of transaction costs. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $155 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 2 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $432 million, was

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2006 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. During the year, the Company completed the sales of the First Technology Safety & Analysis business for $93 million and First Technology Automotive for $90 million which were accounted for as part of the purchase price allocation.

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

On March 31, 2005, the Company purchased 100% of the issued and ordinary preference share capital of NOVAR plc (NOVAR) for $1.7 billion, net of cash acquired, which represented $2.4 billion for consideration of all outstanding shares and outstanding options to be exercised, net of the assumption of debt of $0.7 billion. Transaction costs related to this acquisition were $49 million. In December 2005, we completed the sale of the Security Printing business to M&F Worldwide Corp. for $800 million in cash. In February 2006, we completed the sale of Indalex to an affiliate of private investment firm Sun Capital Partners, Inc. for approximately $425 million in cash. The Indalex business was classified as held for sale in our December 31, 2005 Consolidated Balance Sheet and both the Indalex and Security Printing businesses have been presented as discontinued operations in our Statement of Operations for periods prior to the sale. Goodwill of approximately $1.3 billion was recognized and we allocated $261 million to other intangible assets (contractual customer relationships, existing technology and trademarks). These intangible assets are being amortized over their estimated useful lives which range from 5 to 15 years using straight-line and accelerated amortization methods. In addition, accrued liabilities included $76 million of restructuring costs related to the integration of the NOVAR operations.

As of December 31, 2007, the purchase accounting for Dimensions International, Enraf Holding B.V., Hand Held Products, Inc. and Maxon Corporation are still subject to final adjustment primarily for useful lives, amounts allocated to intangible assets and goodwill, for certain pre-acquisition contingencies, and for settlement of post closing purchase price adjustments.

In connection with all acquisitions in 2007, 2006 and 2005, the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material.

The pro forma results for 2007, 2006 and 2005, assuming these acquisitions had been made at the beginning of the year, would not be materially different from consolidated reported results.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 3—Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2007	2006	2005
Severance	$186	$102	$248
Asset impairments.	14	15	5
Exit costs	9	7	14
Reserve adjustments	(18)	(22)	(25)

Total net repositioning charge.	191	102	242
Asbestos related litigation charges, net of insurance	100	126	10
Probable and reasonably estimable environmental liabilities.	225	210	186
Business impairment charges	9	12	23
Arbitration award related to phenol supply agreement	—	(18)	(67)
Other	18	51	18

Total net repositioning and other charges.	$543	$483	$412

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification.

	Years Ended December 31,
	2007	2006	2005
Cost of products and services sold	$495	$472	$357
Selling, general and administrative expenses	48	11	43
Other (income) expense	—	—	12

	$543	$483	$412

The following table summarizes the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2007	2006	2005
Aerospace	$37	$10	$96
Automation and Control Solutions	127	39	85
Specialty Materials	14	5	(34)
Transportation Systems	119	293	82
Corporate	246	136	183

	$543	$483	$412

In 2007, we recognized repositioning charges totaling $209 million primarily for severance costs related to workforce reductions of 3,408 manufacturing and administrative positions mainly in our Automation and Control Solutions and Aerospace segments. Also, $18 million of previously established accruals, primarily for severance at our Transportation Systems and Aerospace segments, were returned to income in 2007 due mainly to changes in the scope of previously announced severance programs and due to fewer employee separations than originally planned associated with prior severance programs.

In 2006, we recognized repositioning charges totaling $124 million primarily for severance costs related to workforce reductions of 2,253 manufacturing and administrative positions across all of our segments. Also, $22 million of previously established accruals, primarily for severance at our Aerospace, Transportation Systems and Specialty Materials segments were returned to income in 2006 due mainly to changes in the scope of previously announced severance programs and due to

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

fewer employee separations than originally planned associated with prior Aerospace severance programs.

In 2005, we recognized repositioning charges totaling $267 million primarily for severance costs related to workforce reductions of 5,269 manufacturing and administrative positions across all of our segments including the implementation of a new organizational structure in our Aerospace segment (substantially implemented in the third quarter of 2005) which reorganized our Aerospace businesses to better align with customer segments. Also, $25 million of previously established accruals, primarily for severance at our Corporate, Specialty Materials and Automation and Control Solutions segments were returned to income in 2005. The reversal of severance liabilities related to changes in the scope of previously announced severance programs, excise taxes related to an executive severance amount previously paid which were determined to no longer be payable, and severance amounts previously paid to an outside service provider as part of an outsourcing arrangement which were refunded to Honeywell.

The following table summarizes the status of our total repositioning reserves.

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2004	$97	$—	$19	$116

2005 charges	248	5	14	267
2005 usage	(156)	(5)	(15)	(176)
Adjustments	(21)	—	(4)	(25)

Balance at December 31, 2005	168	—	14	182

2006 charges	102	15	7	124
2006 usage	(134)	(15)	(8)	(157)
Adjustments	(18)	—	(4)	(22)

Balance at December 31, 2006	118	—	9	127

2007 charges	186	14	9	209
2007 usage	(85)	(14)	(7)	(106)
Adjustments	(18)	—	—	(18)

Balance at December 31, 2007	$201	$—	$11	$212

In 2007, we recognized a charge of $225 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $100 million which are discussed in Note 21. We recognized other charges of $18 million for a business sales tax related to a prior divestiture ($8 million) and for contemplated settlements of certain legal matters ($10 million). We also recognized impairment charges of $9 million related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment.

In 2006, we recognized a charge of $210 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $126 million which are discussed in Note 21. We recognized other charges of $51 million related to our Corporate segment primarily for the settlement of a property damage claim litigation matter in Brunswick, GA and our entrance into a plea agreement related to an environmental matter at our Baton Rouge, LA facility. We recognized impairment charges of $12 million related to the write- down of property, plant and equipment held for sale in our Specialty Materials segment. We also recognized a credit of $18 million in connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business for 2005 transactions.

In 2005, we recognized a charge of $186 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $10 million which are discussed in Note 21. We recognized a credit of $67 million in

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

connection with an arbitration award for overcharges by a supplier of phenol to our Specialty Materials business from June 2003 through the end of 2004. We recognized impairment charges of $23 million related to the write-down of property, plant and equipment held and used in our Specialty Materials segment. We also recognized other charges of $18 million principally related to the modification of a lease agreement for the Corporate headquarters facility ($10 million) and for various legal settlements ($7 million).

Note 4—Other (Income)/Expense

	Years Ended December 31,
	2007	2006	2005
Gain on sale of non-strategic businesses and assets	$(19)	$(30)	$(36)
Equity (income)/loss of affiliated companies	(10)	(13)	(134	)(1)
Interest income	(81)	(94)	(84)
Foreign exchange	34	18	21
Other (net)	23	8	2

	$(53)	$(111)	$(231)

(1)	Includes equity income of $107 million in 2005 from UOP (acquisition to full ownership in November 2005).

Note 5—Interest and Other Financial Charges

	Years Ended December 31,
	2007	2006	2005
Total interest and other financial charges	$478	$396	$373
Less—capitalized interest	(22)	(22)	(17)

	$456	$374	$356

The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2007 and 2006 was 4.65 percent and 5.67 percent, respectively.

Note 6—Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2007	2006	2005
United States	$2,084	$1,882	$1,530
Foreign	1,237	916	766

	$3,321	$2,798	$2,296

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Tax expense

	Years Ended December 31,
	2007	2006	2005
United States	$542	$412	$427
Foreign	335	308	305

	$877	$720	$732

	Years Ended December 31,
	2007	2006	2005
Tax expense consist of:
Current:
United States	$249	$(39)	$395
State.	64	26	19
Foreign	232	283	276

	545	270	690

Deferred:
United States	225	376	19
State	4	49	(6)
Foreign	103	25	29

	332	450	42

	$877	$720	$732

	Years Ended December 31,
	2007	2006	2005
The U.S. statutory federal income tax rate is reconciled to our effective income tax rate as follows:
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Taxes on foreign earnings below U.S. tax rate (1)	(4.6)	(4.0)	(1.4)
Asset basis differences	—	—	(3.6)
Nondeductible amortization	—	—	.6
State income taxes (1)	.9	1.7	.7
Tax benefits on export sales	—	(1.9)	(3.3)
Domestic Manufacturing Deduction	(.8)	(.3)	(.3)
ESOP Dividend Tax Benefit	(.5)	(.7)	(.9)
Tax credits	(.6)	(.7)	(.5)
Equity income	—	—	(.5)
Repatriation expense related to American Jobs Creation Act of 2004	—	—	6.8
Audit Settlements	(2.9)	(2.9)	(.6)
All other items—net	(.1)	(.5)	(.1)

	26.4%	25.7%	31.9%

(1)	Net of changes in valuation allowance.

The Company’s effective tax rate increased by 0.7 of a percentage point in 2007 compared with 2006 due principally to the expiration of the tax benefit on export sales, partially offset by a decrease in the overall state and foreign effective tax rate and an increase in the tax benefit for the domestic manufacturing deduction and the favorable resolution of certain tax audits.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)

Deferred income taxes represent the future tax effects of transactions which are reported in different periods for tax and financial reporting purposes. The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2007	2006
Property, plant and equipment basis differences	$(563)	$(608)
Postretirement benefits other than pensions and post employment benefits	770	747
Investment and other asset basis differences.	(376)	(396)
Other accrued items	1,025	1,567
Net operating and capital losses	783	786
Tax credits	33	315
Undistributed earnings of subsidiaries	(40)	(40)
All other items—net	(21)	43

	1,611	2,414
Valuation allowance	(490)	(516)

	$1,121	$1,898

There were $32 million of U.S. federal tax net operating losses available for carryforward at December 31, 2007 which were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2024. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. Various subsidiaries have state tax net operating loss carryforwards of $3.3 billion at December 31, 2007 with varying expiration dates through 2026. We have U.S. federal capital losses available for carryforward of $112 million which expire in 2011 and state capital losses available for carryforward of $286 million with varying expiration dates. We do not anticipate using these capital losses before expiration. We also have foreign net operating and capital losses of $2.6 billion which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

We have state tax credit carryforwards of $42 million at December 31, 2007, including carryforwards of $29 million with various expiration dates through 2027 and tax credits of $13 million which are not subject to expiration. In addition, we have $5 million of foreign tax credits available for carryback or carryforward on the U.S. federal tax return at December 31, 2007 with varying expiration dates through 2013.

The valuation allowance against deferred tax assets was decreased by $26 million in 2007 and increased by $39 and $139 million in 2006 and 2005, respectively. The 2007 decrease in the valuation allowance was primarily due to a decrease in valuation allowances related to state and foreign net operating losses partially offset by a valuation allowance against U.S. capital losses. The 2006 increase in the valuation allowance was primarily due to an increase in foreign net operating losses attributable to acquired businesses not expected to be realized and a partial valuation allowance against a deferred tax asset established in connection with the adoption of SFAS No. 158 partially offset by a decrease in state tax net operating loss carryforwards (net of federal impact).

Federal income taxes have not been provided on undistributed earnings of the majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective businesses. At December 31, 2007 Honeywell has not provided for U.S. federal income and foreign withholding taxes on approximately $4.1 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

As of January 1, 2007, we adopted the provisions of FIN 48 as described in Note 1. As of that date, we had $744 million of unrecognized tax benefits. If recognized, approximately $575 million would be recorded as a component of income tax expense. For year ended December 31, 2007, the Company decreased its unrecognized tax benefits by $78 million due to the tax benefit from the favorable resolution of tax audits, partially offset by foreign currency translation and additional reserves for various international and U.S. tax audit matters. The net decrease was recorded as a benefit to income tax expense. As of December 31, 2007 we had $666 million of unrecognized tax benefits. If recognized, approximately $547 million would be recorded as a component of income tax expense.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
Balance at January 1, 2007	$744
Gross increases related to current period tax positions	68
Gross increases related to prior periods tax positions	100
Gross decreases related to prior periods tax positions	(167)
Decrease related to settlements with Tax Authorities	(101)
Expiration of the statute of limitations for the assessment of taxes	—
Foreign Currency Translation	22

Balance at December 31, 2007	$666

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2007:

Jurisdiction	Open Tax Year
	Examination in progress	Examination not yet initiated
United States (1)	1998 – 2006	2007
United Kingdom	2001 – 2005	2006 – 2007
Canada (1)	2002 – 2004	2005 – 2007
Germany (1)	1998 – 2004	2005 – 2007
France	2000 – 2006	2007
Netherlands	2002	2004 – 2007
Australia	N/A	2003 – 2007
China	N/A	1997 – 2007
India	1999 – 2005	2006 – 2007

(1)	includes federal as well as state, provincial or similar local jurisdictions, as applicable

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant U.S federal, state and foreign tax authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, at this time it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Unrecognized tax benefits for the above listed examinations in progress were $502 million and $373 million as of January 1, 2007 and December 31, 2007, respectively. This decrease is primarily due to the settlement of tax examinations during the year.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $20 million for the twelve months ended December 31, 2007. Accrued interest and penalties were $98 million and $118 million as of January 1, 2007 and December 31, 2007, respectively.

Note 7—Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	2007		2006		2005
	Basic	Assuming Dilution	Basic	Assuming Dilution	Basic	Assuming Dilution
Income
Income from continuing operations	$2,444	$2,444	$2,078	$2,078	$1,564	$1,564
Income from discontinued operations, net of taxes	—	—	5	5	95	95
Cumulative effect of accounting change, net of taxes	—	—	—	—	(21)	(21)

Net income	$2,444	$2,444	$2,083	$2,083	$1,638	$1,638

Average shares
Average shares outstanding	764,543,613	764,543,613	820,845,838	820,845,838	848,740,395	848,740,395
Dilutive securities issuable in connection with stock plans	—	9,683,868	—	5,432,435	—	3,594,592

Total average shares	764,543,613	774,227,481	820,845,838	826,278,273	848,740,395	852,334,987

Earnings (loss) per share of common stock
Income from continuing operations	$3.20	$3.16	$2.53	$2.51	$1.85	$1.84
Income from discontinued operations, net of taxes	—	—	0.01	0.01	0.11	0.11
Cumulative effect of accounting change, net of taxes	—	—	—	—	(0.03)	(0.03)

Net income	$3.20	$3.16	$2.54	$2.52	$1.93	$1.92

In 2007, 2006 and 2005, the diluted earnings per share calculation excludes the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. In 2007, 2006 and 2005, the number of stock options not included in the computation were 8,599,620, 22,749,056 and 17,793,385, respectively. These stock options were outstanding at the end of each of the respective years.

Note 8—Accounts, Notes and Other Receivables

	December 31,
	2007	2006
Trade	$6,070	$5,373
Other	498	584

	6,568	5,957
Less—Allowance for doubtful accounts	(181)	(217)

	$6,387	$5,740

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Trade Accounts Receivable includes $946 and $808 million of unbilled balances under long-term contracts as of December 31, 2007 and 2006, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

We sell interests in designated pools of trade accounts receivables to third parties. The sold receivables are over-collateralized by $101 million at December 31, 2007 and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. New receivables are sold under the agreement as previously sold receivables are collected. Losses are recognized when our interest in the receivables are sold. The retained interests in the receivables are shown at the amounts expected to be collected by us, and such carrying value approximates the fair value of our retained interests. We are compensated for our services in the collection and administration of the receivables.

	December 31,
	2007	2006
Designated pools of trade receivables	$1,322	$1,250
Interest sold to third parties	(500)	(500)

Retained interest	$822	$750

Losses on sales of receivables were $29, $27 and $18 million in 2007, 2006 and 2005, respectively. No credit losses were incurred during those years.

Note 9—Inventories

	December 31,
	2007	2006
Raw materials	$1,692	$1,625
Work in process	870	808
Finished products	1,501	1,342

	4,063	3,775
Less—
Progress payments	(3)	(17)
Reduction to LIFO cost basis	(199)	(170)

	$3,861	$3,588

Inventories valued at LIFO amounted to $247 and $205 million at December 31, 2007 and 2006, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $199 and $170 million higher at December 31, 2007 and 2006, respectively.

Note 10—Investments and Long-Term Receivables

	December 31,
	2007	2006
Investments	$40	$49
Long-term trade and other receivables	223	206
Long-term financing receivables	237	127

	$500	$382

Long-Term Trade and Other Receivables includes $63 and $68 million of unbilled balances under long-term contracts as of December 31, 2007 and 2006, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 11—Property, Plant and Equipment

	December 31,
	2007	2006
Land and improvements	$409	$408
Machinery and equipment	10,243	9,888
Buildings and improvements	2,244	2,056
Construction in progress	466	447

	13,362	12,799
Less—Accumulated depreciation and amortization	(8,377)	(8,002)

	$4,985	$4,797

Depreciation expense was $675, $650 and $578 million in 2007, 2006 and 2005, respectively.

Note 12—Goodwill and Other Intangibles—Net

The change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 by segment are as follows:

	December 31, 2006	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2007
Aerospace	$1,745	$180	$—	$14	$1,939
Automation and Control Solutions	4,959	547	—	23	5,529
Specialty Materials	1,151	2	(6)	9	1,156
Transportation Systems	548	—	—	3	551

	$8,403	$729	$(6)	$49	$9,175

	December 31, 2005	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2006
Aerospace	$1,723	$—	$—	$22	$1,745
Automation and Control Solutions	4,333	572	—	54	4,959
Specialty Materials	1,066	80	(4)	9	1,151
Transportation Systems	538	—	—	10	548

	$7,660	$652	$(4)	$95	$8,403

Intangible assets are comprised of:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Patents and technology	$965	$(407)	$558	$801	$(301)	$500
Customer relationships	682	(113)	569	462	(60)	402
Trademarks	192	(35)	157	101	(16)	85
Other	458	(351)	107	512	(359)	153

	2,297	(906)	1,391	1,876	(736)	1,140

Trademarks with indefinite lives	107	—	107	107	—	107

	$2,404	$(906)	$1,498	$1,983	$(736)	$1,247

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Intangible assets amortization expense was $162, $144 and $75 million in 2007, 2006 and 2005, respectively. Estimated intangible assets amortization expense for each of the next five years approximates $190 million in 2008, $190 million in 2009, $180 million in 2010, $160 million in 2011 and $140 million in 2012.

Note 13—Accrued Liabilities

	December 31,
	2007	2006
Compensation, benefit and other employee related	$1,472	$1,138
Customer advances and deferred income	1,259	1,067
Income taxes	320	418
Environmental costs	311	251
Asbestos related liabilities	250	557
Product warranties and performance guarantees	380	347
Restructuring	212	127
Other taxes (payroll, sales, VAT etc.)	195	124
Insurance	96	110
Accrued interest	126	116
Other (primarily operating expenses)	1,120	1,208

	$5,741	$5,463

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 14—Long-term Debt and Credit Agreements

	December 31,
	2007	2006
7.0% notes due 2007	$—	350
7 1/8% notes due 2008	200	200
6.20% notes due 2008	200	200
Floating rate notes due 2009	500	—
Floating rate notes due 2009	300	300
Zero coupon bonds and money multiplier notes, 13.0%–14.26%, due 2009	100	100
Floating rate notes due 2009-2011	220	239
7.50% notes due 2010	1,000	1,000
6 1/8% notes due 2011	500	500
5.625% notes due 2012	400	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	60	65
6 5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	—
Other (including capitalized leases), 1.54%–15.50%, maturing at various dates through 2017	140	161

	5,837	4,332
Less—current portion	(418)	(423)

	$5,419	$3,909

The schedule of principal payments on long-term debt is as follows:

At December 31, 2007
2008	$418
2009	1,024
2010	1,121
2011	533
2012	401
Thereafter	2,340

5,837
Less—current portion	(418)

$5,419

We maintain a $2.8 billion five year revolving credit facility with a group of banks, arranged by Citigroup Global Markets Inc. and J.P.Morgan Securities Inc. This credit facility contains a $700 million sub-limit for the issuance of letters of credit. The $2.8 billion credit facility is maintained for general corporate purposes, including support for the issuance of commercial paper. We had no borrowings outstanding or letters of credit issued under the credit facility at December 31, 2007.

The credit agreement does not restrict our ability to pay dividends and contains no financial covenants. The failure to comply with customary conditions or the occurrence of customary events of default contained in the credit agreement would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under the credit agreement. Such events of

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

default include: (a) non-payment of credit agreement debt, interest or fees; (b) non-compliance with the terms of the credit agreement covenants; (c) cross-default to other debt in certain circumstances; (d) bankruptcy; and (e) defaults upon obligations under Employee Retirement Income Security Act. Additionally, each of the banks has the right to terminate its commitment to lend additional funds or issue letters of credit under the agreement if any person or group acquires beneficial ownership of 30 percent or more of our voting stock, or, during any 12-month period, individuals who were directors of Honeywell at the beginning of the period cease to constitute a majority of the Board of Directors (the Board).

Loans under the $2.8 billion credit facility are required to be repaid no later than May 14, 2012. We have agreed to pay a facility fee of 0.05 percent per annum on the aggregate commitment.

Interest on borrowings under the $2.8 billion credit facility would be determined, at Honeywell’s option, by (a) an auction bidding procedure; (b) the highest of the floating base rate publicly announced by Citibank, N.A., 0.5 percent above the average CD rate, or 0.5 percent above the Federal funds rate; or (c) the Eurocurrency rate plus 0.15 percent (applicable margin).

The facility fee, the applicable margin over the Eurocurrency rate and the letter of credit issuance fee, are subject to change, based upon a grid determined by our long term debt ratings. The credit agreement is not subject to termination based upon a decrease in our debt ratings or a material adverse change.

In March 2007, the Company issued $400 million of 5.30% Senior Notes due 2017 and $600 million 5.70% Senior Notes due 2037 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $12 million in discount and issuance costs.

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

In the first quarter of 2007, the Company repaid $350 million of its 7.0% Notes, primarily through issuance of the Notes. The proceeds from the Senior Notes were used to repay commercial paper.

Note 15—Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2007
2008	$327
2009	233
2010	164
2011	120
2012	77
Thereafter	264

$1,185

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

Rent expense was $365, $341 and $326 million in 2007, 2006 and 2005, respectively.

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

We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. While concentrations of credit risk associated with our trade accounts and notes receivable are considered minimal due to our diverse customer base, a significant portion of our customers are in the commercial air transport industry (aircraft manufacturers and airlines) accounting for approximately 21 percent of our consolidated sales in 2007. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

Foreign Currency Risk Management—We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi and Japanese yen.

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

We partially hedge forecasted 2008 sales and purchases denominated in non-functional currencies with currency forward contracts. When a functional currency strengthens against nonfunctional currencies, the decline in value of forecasted non-functional currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of gains (sales) and losses (purchases), respectively, in the value of the forward contracts designated as hedges. Conversely, when a functional currency weakens against non-functional currencies, the increase in value of forecasted nonfunctional currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of losses (sales) and gains (purchases), respectively, in the value of the forward contracts

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. All open forward contracts mature by December 31, 2008.

At December 31, 2007 and 2006, we had contracts with notional amounts of $3,295 and $2,572 million, respectively, to exchange foreign currencies, principally the US dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, and Japanese yen.

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

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2007 and 2006, interest rate swap agreements designated as fair value hedges effectively changed $300 and $700 million, respectively, of fixed rate debt at an average rate of 6.01 and 6.38 percent, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature through 2037.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. Summarized below are the carrying values and fair values of our other financial instruments at December 31, 2007 and 2006. The fair values are based on the quoted market prices for the issues (if traded), current rates offered to us for debt of the same remaining maturity and characteristics, or other valuation techniques, as appropriate.

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$460	$428	$333	$306
Interest rate swap agreements	20	20	3	3
Foreign currency exchange contracts	22	22	3	3
Forward commodity contracts	—	—	—	—
Liabilities
Long-term debt and related current maturities	$(5,837)	$(5,928)	$(4,332)	$(4,521)
Foreign currency exchange contracts	(18)	(18)	(3)	(3)
Forward commodity contracts	—	—	(9)	(9)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 17—Other Liabilities

Other liabilities consist of the following:

	December 31,
	2007	2006
Pension and other employee related	$1,536	$1,748
Environmental	488	580
Income taxes	416	575
Insurance	143	134
Asset retirement obligations (1)	93	92
Deferred income	69	56
Other	314	288

	$3,059	$3,473

(1)

Asset retirement obligations primarily relate to costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials segment and the future retirement of facilities in our Automation and Control Solutions segment.

A reconciliation of our liability for asset retirement obligations for the year ended December 31, 2007, is as follows:

Balance at December 31, 2006	$92
Liabilities settled	(3)
Adjustments	—
Accretion expense	4

Balance at December 31, 2007	$93

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

Under the Company’s previously reported $3.0 billion share repurchase program, $2.7 billion remained available as of December 31, 2007 for additional share repurchases. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activities.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2007, there was no preferred stock outstanding.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 19—Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareowners’ Equity. The changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	Pretax	Tax	After- Tax
Year Ended December 31, 2007
Foreign exchange translation adjustments	$248	$—	$248
Change in fair value of effective cash flow hedges	(5)	2	(3)
Pension and postretirement benefit adjustment	803	(285)	518

	$1,046	$(283)	$763

Year Ended December 31, 2006
Foreign exchange translation adjustments	$233	$—	$233
Change in fair value of effective cash flow hedges	(5)	2	(3)
Minimum pension liability adjustment	268	(72)	196
Pension and postretirement benefit adjustment	(2,620)	912	(1,708)

	$(2,124)	$842	$(1,282)

Year Ended December 31, 2005
Foreign exchange translation adjustments	$(147)	$—	$(147)
Minimum pension liability adjustment	(26)	10	(16)

	$(173)	$10	$(163)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
	2007	2006
Cumulative foreign exchange translation adjustments	$823	$575
Fair value of effective cash flow hedges	2	5
Pension and postretirement benefit adjustment	(1,369)	(1,887)

	$(544)	$(1,307)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 20—Stock-Based Compensation Plans

We have stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. Under the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective on April 24, 2006, a maximum of 43 million shares of Honeywell common stock may be awarded. We expect that common stock awarded on an annual basis will be between 1.0 and 1.5 percent of total common stock outstanding. Following approval of the Plan on April 24, 2006, we will not grant any new awards under any previously existing stock-based compensation plans. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan), which was approved by the shareowners at the Annual Meeting of Shareowners and became effective on April 24, 2006, 500,000 shares of Honeywell common stock may be awarded. The Directors Plan replaced the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc.

Stock Options—The exercise price, term and other conditions applicable to each option granted under our stock plans are generally determined by the Management Development and Compensation Committee of the Board. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options have generally vested over a three-year period and expire after ten years. Starting with 2007 option grants the vesting period was extended to four years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from traded options on Honeywell common stock. We used a Monte Carlo simulation model to derive an expected term. Such model uses historical data to estimate option exercise activity and post-vest termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

Compensation cost on a pre-tax basis related to stock options recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R in 2007 and 2006 was $65 and $77 million, respectively. The associated future income tax benefit recognized in 2007 and 2006 was $25 and $28 million, respectively. Compensation cost related to stock options recognized in our Consolidated Statement of Operations in 2007 and 2006 includes (1) compensation cost for stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation cost for stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 in 2005, the year prior to the adoption of FAS No. 123R.

2005
Net income, as reported	$1,638
Deduct: Total stock-based employee compensation cost determined under fair value method for stock option plans, net of related tax effects	(53)

Pro forma net income	$1,585

Earnings per share of common stock:
Basic—as reported	$1.93

Basic—pro forma	$1.87

Earnings per share of common stock:
Assuming dilution—as reported	$1.92

Assuming dilution—pro forma	$1.86

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123R in 2007 and 2006, and SFAS No. 123 in 2005.

	Years Ended December 31,
	2007	2006	2005
Weighted average fair value per share of options granted during the year(1)	$10.27	$9.44	$10.67
Assumptions:
Expected annual dividend yield	2.09%	2.15%	2.4%
Expected volatility	20.18%	22.32%	34.8%
Risk-free rate of return	4.66%	4.63%	3.7%
Expected option term (years)	5.3	5.0	5.0

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock option activity for the three years ended December 31, 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	58,524,929	$38.09
Granted	10,327,350	36.75
Exercised	(5,372,501)	29.07
Lapsed or canceled	(4,261,523)	40.46

Outstanding at December 31, 2005	59,218,255	38.50
Granted	9,193,200	42.35
Exercised	(11,466,491)	33.61
Lapsed or canceled	(2,712,287)	42.27

Outstanding at December 31, 2006	54,232,677	39.98
Granted	5,963,500	47.59
Exercised	(16,037,530)	36.95
Lapsed or canceled	(2,761,278)	45.74

Outstanding at December 31, 2007	41,397,369	$41.88

Vested and expected to vest at December 31, 2007(1)	39,026,398	$41.70

Exercisable at December 31, 2007	28,624,279	$41.14

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

Range of exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$21.75–$32.99	3,158,742	5.15	$24.20	$118	3,146,342	$24.19	$118
$33.00–$39.99	17,183,835	5.49	35.98	440	14,712,835	35.87	378
$40.00-$49.99	15,232,246	7.50	44.44	261	5,184,431	43.26	95
$50.00–$74.95	5,822,546	2.16	62.19	3	5,580,671	62.60	1

	41,397,369	5.73	41.88	$822	28,624,279	41.14	$592

(1)	Average remaining contractual life in years.

There were 37,902,956 and 42,416,585 options exercisable at weighted average exercise prices of $40.16 and $40.01 at December 31, 2006 and 2005, respectively. There were 38,279,009 shares available for future grants under the terms of our stock option plans at December 31, 2007.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2007 and 2006 was $281 and $92 million, respectively. During 2007 and 2006, the amount of cash received from the exercise of stock options was $592 and $385 million, respectively, with an associated tax benefit realized of $101 and $31 million, respectively. Consistent with the requirements of SFAS No. 123R, in 2007 and 2006 we classified $86 and $31 million, respectively, of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

At December 31, 2007, there was $73 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.18 years. The total fair value of options vested during 2007 and 2006 was $83 and $70 million, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSU’s are issued to certain key employees at fair market value at the date of grant as compensation. RSUs typically become fully vested over periods ranging from three to seven years and are payable in Honeywell common stock upon vesting.

The following table summarizes information about RSU activity for the three years ended December 31, 2007:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2004	3,691,556	$31.20
Granted	1,163,984	$37.39
Vested	(424,175)	$32.84
Forfeited	(465,834)	$30.11

Non-vested at December 31, 2005	3,965,531	$32.97
Granted	1,948,650	$39.11
Vested	(759,015)	$30.04
Forfeited	(403,167)	$34.25

Non-vested at December 31, 2006	4,751,999	$35.85
Granted	1,980,850	$54.47
Vested	(372,105)	$32.48
Forfeited	(503,747)	$37.93

Non-vested at December 31, 2007	5,856,997	$42.18

As of December 31, 2007, there was approximately $153 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.06 years. Compensation expense related to RSUs was $47, $29 and $24 million in 2007, 2006 and 2005, respectively.

Non-Employee Directors’ Plan—Under the Directors’ Plan each new director receives a one-time grant of 3,000 shares of common stock, subject to specific restrictions.

The Directors’ Plan also provides for an annual grant to each director of options to purchase 5,000 shares of common stock at the fair market value on the date of grant. Options have generally become exercisable over a three-year period and expire after ten years. Starting with 2007 option grants, the vesting period was extended to four years.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2007	2006	2005
Beginning of year	$831	$879	$895
Accruals for environmental matters deemed probable and reasonably estimable	230	218	186
Environmental liability payments	(267)	(264)	(247)
Other adjustments (1)	5	(2)	45

End of year	$799	$831	$879

(1)	In 2005, $45 million principally relates to reclassification of the carrying value of land to property, plant and equipment with a corresponding increase to environmental liabilities.

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2007	2006
Accrued liabilities	$311	$251
Other liabilities	488	580

	$799	$831

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

New Jersey Chrome Sites—Provisions have been made in our financial statements for the estimated costs of the court-ordered excavation and transport for offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7 (“SA 7”). These expenditures have been and are expected to continue to be incurred evenly over a five-year period that started in April 2006. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

operations, operating cash flows or financial position. Provision also has been made in our financial statements for the estimated costs of implementing related groundwater remedial plans approved by the court, as well as sediment remedial plans which are presently under review by the court in which litigation concerning the site is pending. The ultimate cost of remediating the river sediments may be reduced as numerous third parties could be responsible for an as yet undetermined portion of these costs.

The above-referenced site is the most significant of the twenty-one sites located in Hudson County, New Jersey that are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993. Remedial investigations and activities consistent with the ACO have been conducted and are underway at the other sites (the “Honeywell ACO Sites”). We have recorded reserves for the Honeywell ACO Sites where appropriate under the accounting policy described above.

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

Lawsuits have also been filed against Honeywell in the District Court under the Resource Conservation and Recovery Act (RCRA) by Jersey City and two of its municipal utilities seeking the cleanup of chromium residue at two Honeywell ACO Sites. In January 2008, Honeywell and Jersey City agreed to settle these claims, which settlement will become effective only upon the receipt of NJDEP approval of the remedial action workplan for these sites, classification by Jersey City of these and other related sites as an area in need of redevelopment and approval of the related redevelopment plan and agreement, and Court approval of this settlement. The remedial actions contemplated by this settlement are consistent with our recorded reserves.

RCRA litigation has also been filed against Honeywell by a citizens’ group and thirteen other defendants with respect to contamination on about a dozen of the Honeywell ACO Sites. For the reasons stated above, we do not believe this lawsuit will significantly change our obligations with respect to the Honeywell ACO sites.

Although it is not possible at this time to predict the ultimate outcome or resolution of the litigation and administrative proceedings discussed above, we do not expect that these matters will have a material adverse effect on our consolidated financial position. While we expect to prevail on or settle these claims, an adverse litigation outcome could have a material adverse impact on our consolidated results of operations and operating cash flows in the periods recognized or paid.

Dundalk Marine Terminal, Baltimore—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase (which began in April 2006) is expected to take approximately 18 to 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed BUILD’s state law claims with prejudice and dismissed BUILD’s RCRA claims regarding neighborhoods near the DMT facility without prejudice. BUILD has since sent notice letters indicating that they intend to re- file these latter claims, which we will continue to oppose. The Court is expected to schedule a hearing in the second quarter of 2008 on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal from the Bankruptcy Court’s amended confirmation order. This appeal is pending in the United States District Court for the Western District of Pennsylvania. No assurances can be given as to the time frame or outcome of this appeal. We expect that the stay enjoining litigation against NARCO and Honeywell to remain in effect during the pendency of these proceedings.

Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of December 31, 2007 and 2006 of $1.1 and $1.3 billion, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made as of December 31, 2007. Approximately $95 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO’s parent. In light of the uncertainties inherent in making long-term projections we

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. Honeywell projected the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon experience of asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums. The valuation methodology also includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and is the same methodology that is utilized by an expert who is routinely retained by the asbestos claimants committee in asbestos related bankruptcies. In December 2006, as a result of significantly varying experiences of asbestos claims filing rates in the tort system (as a result of more clearly defined proof requirements) and in certain operating asbestos trusts, we updated the range of estimated liability for future NARCO-related claims. Such update resulted in a range of estimated liability for future claims of $743 to $961 million. We believe that no amount within this range is a better estimate than any other amount. Accordingly, in December 2006 we recorded the minimum amount in the range which resulted in a reduction of $207 million in our estimated liability for future NARCO-related asbestos claims. There has been no new data or developments during 2007 which would warrant a change in our estimated liability for future NARCO-related asbestos claims.

As of December 31, 2007 and 2006, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $939 and $955 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At December 31, 2007, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at December 31, 2007. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. In the third quarter of 2007, Honeywell prevailed in the New York action on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The Court’s ruling is subject to appeal. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

Friction Products—Honeywell’s Bendix friction materials (Bendix) business manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

From 1981 through December 31, 2007, we have resolved approximately 113,000 Bendix related asbestos claims. Trials covering 126 plaintiffs resulted in 125 favorable verdicts and one mistrial. Trials covering ten individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, five are or shortly will be on appeal, and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2007	2006
Claims Unresolved at the beginning of year	57,108	79,502
Claims Filed	2,771	4,391
Claims Resolved	(8,221)	(26,785)

Claims Unresolved at the end of year	51,658	57,108

Disease Distribution of Unresolved Claims	December 31,
	2007	2006
Mesothelioma and Other Cancer Claims	5,011	4,843
Other Claims	46,647	52,265

Total Claims	51,658	57,108

Approximately 45 percent of the approximately 52,000 pending claims at December 31, 2007 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2006 approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue. We continue to experience dismissals in this jurisdiction.

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2007	2006	2005
	(in whole dollars)
Malignant claims	$33,000	$33,000	$58,000
Nonmalignant claims	$500	$250	$600

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $517 and $528 million at December 31, 2007 and 2006, respectively. Prior to December 2006, we only accrued for the estimated cost of pending Bendix related asbestos claims as we could not reasonably estimate losses which could arise from future Bendix related asbestos claims. Due to the steady three-year decline in the rate of Bendix related asbestos claims filed and reduced volatility in those rates, we felt that it was now possible to determine a reasonable estimate of the costs that would be incurred for claims filed over the next five years. Accordingly, during the fourth quarter of 2006, we recorded a reserve of $335 million for the estimated cost of future Bendix related asbestos claims based on the historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In December 2007, we updated our analysis of the estimated cost of future Bendix related asbestos claims which resulted in a reduction of the reserve to $327 million at December 31, 2007. In December 2006, we also changed our methodology for valuing Bendix pending and future claims from using average resolution values for the previous five years to using average resolution values for the previous two years which resulted in a reduction of $118 million in the reserve for pending Bendix claims in the fourth quarter of 2006. The claims filing experience and resolution data for Bendix related claims has become more reliable over the past several years. Accordingly, in the fourth quarter of 2007, we updated our methodology for valuing Bendix pending and future claims using the average resolution values for the past three years of data, which resulted in a $10 million reduction in the reserve for pending Bendix claims. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2007 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $197 and $302 million are reflected as receivables in our consolidated balance sheet at December 31, 2007 and 2006, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

Refractory and Friction Products—The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$528	$1,291	$1,819	$287	$1,782	$2,069	$355	$2,395	$2,750
Accrual for pending claims and defense costs incurred	122	—	122	125	—	125	170	—	170
Accrual for estimated cost of future claims	—	—	—	335	—	335	—	—	—
Reduction in estimated cost of future claims	(8)	—	(8)	—	(207)	(207)	—	—	—
Asbestos related liability payments	(115)	(153)	(268)	(103)	(316)	(419)	(153)	(597)	(750)
Settlement with plaintiff firms of certain pending asbestos claims(1)	—	—	—	—	32	32	—	(21)	(21)
Update of expected resolution values for pending claims	(10)	—	(10)	(118)	—	(118)	(85)	—	(85)
Other	—	—	—	2	—	2	—	5	5

End of year	$517	$1,138	$1,655	$528	$1,291	$1,819	$287	$1,782	$2,069

(1)	In 2006, charge of $32 million reflects a settlement of certain pending asbestos claims. In 2005, consists of a charge of $52 million to reflect a settlement of certain pending asbestos claims during the year and a credit of $73 million related to a re-estimation of asbestos reserves in connection with an additional settlement.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$302	$955	$1,257	$377	$1,096	$1,473	$336	$1,226	$1,562
Probable insurance recoveries related to claims filed	6	—	6	11	—	11	34	—	34
Probable insurance recoveries related to annual update of expected resolution values for pending claims	(4)	—	(4)	39	—	39	(15)	—	(15)
Insurance receipts for asbestos related liabilities	(107)	(16)	(123)	(166)	(100)	(266)	(33)	(127)	(160)
Insurance receivables settlements and write-offs(1)	—	—	—	34	(41)	(7)	41	—	41
Other	—	—	—	7	—	7	14	(3)	11

End of year	$197	$939	$1,136	$302	$955	$1,257	$377	$1,096	$1,473

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

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2007	2006
Other current assets	$50	$157
Insurance recoveries for asbestos related liabilities	1,086	1,100

	$1,136	$1,257

Accrued liabilities	$250	$557
Asbestos related liabilities	1,405	1,262

	$1,655	$1,819

Other Matters

Allen, et, al. v. Honeywell Retirement Earnings Plan—During the third quarter of 2007, we agreed to a settlement in principle with the plaintiffs in this class action lawsuit relating to allegations that, among other things, Honeywell impermissibly reduced the pension benefits of certain employees of the former Garrett Corporation (a predecessor entity by merger) when the plan was amended in 1983 and failed to calculate certain benefits in accordance with the terms of the plan. Under the terms of the settlement, 18 of the 21 claims alleged by plaintiffs would be dismissed with prejudice in exchange for approximately $35 million, and the maximum aggregate liability for the remaining three claims would be capped at $500 million. During the third quarter of 2007, we recorded the $35 million settlement as part of pension expense (see Note 22). Any amounts payable, including the settlement amount, will be paid from the Company’s pension plan. The definitive settlement agreement received final approval from the U.S. District Court for the District of Arizona in February 2008. We continue to expect to prevail on the remaining claims in light of applicable law and our substantial affirmative defenses, which have not yet been considered by the Court. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable with respect to these claims and we have

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

not recorded a provision for the remaining claims in our financial statements. Although we expect to prevail on all three of the remaining claims, an adverse ruling on one or more of these claims could have a material adverse effect on our results of operations in the periods recognized. We do not believe that an adverse outcome in this matter would have a material adverse effect on our consolidated operating cash flows or consolidated financial position.

We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

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

Warranties and Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2007:

Maximum Potential Future Payments
Operating lease residual values	$39
Other third parties’ financing	4
Unconsolidated affiliates’ financing	3
Customer financing	23

$69

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Beginning of year	$363	$347	299
Accruals for warranties/guarantees issued during the year	233	268	203
Adjustment of pre-existing warranties/guarantees	3	(22)	17
Settlement of warranty/guarantee claims	(203)	(230)	(172)

End of year	$396	$363	347

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	2007	2006
Accrued liabilities	$380	347
Other liabilities	16	16

	$396	363

Note 22—Pension and Other Postretirement Benefits

We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit pension plans. U.S. defined benefit pension plans comprise 73 percent of our projected benefit obligation. Non-U.S. employees, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Non-U.S. defined benefit pension plans comprise 27 percent of our projected benefit obligation.

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

As discussed in Note 1, we adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that we recognize on a prospective basis the funded status of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of the new standard. The adjustment for SFAS No. 158 affected our 2006 Consolidated Balance Sheet as follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Decrease in prepaid pension benefit cost	$(2,071)
Decrease in intangible asset	(79)
Decrease in accrued and minimum pension liability	138
Increase in postretirement benefit obligations other than pensions	(340)

Increase in accumulated other comprehensive loss, pre-tax	(2,352)
Increase in income tax benefit	840

Increase in accumulated other comprehensive loss, net of tax(1)	$(1,512)

(1)	Represents $1,708 million reduction of shareowners’ equity including a $196 million adjustment related to our additional minimum liability.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans at December 31, 2007 and 2006.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$17,008	$16,168	$2,265	$2,318
Service cost	264	274	15	17
Interest cost	960	908	128	122
Plan amendments	22	7	(7)	(11)
Actuarial (gains) losses	(647)	(183)	(11)	(14)
Acquisitions	—	75	—	—
Benefits paid	(1,073)	(1,070)	(198)	(186)
Settlements and curtailments	34	(15)	—	—
Other	202	844	—	19

Benefit obligation at end of year	16,770	17,008	2,192	2,265

Change in plan assets:
Fair value of plan assets at beginning of year	16,578	14,653	—	—
Actual return on plan assets	1,281	1,897	—	—
Company contributions	238	347	—	—
Acquisitions	—	65	—	—
Benefits paid	(1,073)	(1,070)	—	—
Other	170	686	—	—

Fair value of plan assets at end of year	17,194	16,578	—	—

Funded status of plans	$424	$(430)	$(2,192)	$(2,265)

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost	$1,231	$685	$—	$—
Accrued liabilities	—	—	(197)	(197)
Postretirement benefit obligations other than pensions(1)	—	—	(1,995)	(2,068)
Accrued pension liability(2)	(807)	(1,115)	—	—

Net amount recognized	$424	$(430)	$(2,192)	$(2,265)

(1)	Excludes Non-U.S. plans of $30 and $22 million in 2007 and 2006, respectively.

(2)	Included in Other Liabilities—Non-Current on Consolidated Balance Sheet.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Amounts recognized in Accumulated Other Comprehensive Income (loss) at December 31, 2007 and 2006 are as follows.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Transition obligation	$12	$11	$—	$—
Prior service cost or (benefit)	94	98	(116)	(146)
Actuarial losses	1,675	2,423	429	486

Net amount recognized	$1,781	$2,532	$313	$340

The accumulated benefit obligation for our defined benefit pension plans was $16.0 and $16.2 billion at December 31, 2007 and 2006, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for our significant plans include the following components:

Net Periodic Benefit Cost	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Service cost	$264	$274	$236	$15	$17	$17
Interest cost	960	908	815	128	122	120
Expected return on plan assets	(1,347)	(1,251)	(1,104)	—	—	—
Amortization of prior service cost (credit)	26	27	30	(37)	(40)	(39)
Recognition of actuarial losses	210	348	392	46	52	63
Settlements and curtailments	35	(13)	—	—	—	—

Net periodic benefit cost	$148	$293	$369	$152	$151	$161

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss	2007			2007

Actuarial (gains)	$(581)			$(11)
Prior service cost (credit)	22			(7)
Amortization of prior service cost (credit)	(26)			37
Recognition of actuarial losses	(210)			(46)
Foreign exchange translation adjustments	19			—

Total recognized in other comprehensive (income) loss	$(776)			$(27)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(628)			$125

The estimated net loss and prior service cost for pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2008 are expected to be $48 and $28 million, respectively. The estimated net loss and prior service credit for other postretirement benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2008 are expected to be $35 and $(40) million, respectively.

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

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	6.50%	6.00%	5.75%	5.90%	5.70%	5.50%
Expected annual rate of compensation increase	4.50%	4.00%	4.00%	—	—	—
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%	5.75%	5.875%	5.70%	5.50%	5.50%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	—	—	—
Expected annual rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

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

Pension Benefits

Included in the aggregate data in the tables below are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets, as well as plans with projected benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	2007	2006
Plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligations	$2,766	$3,493
Fair value of plan assets	$2,140	$2,692
Plans with projected benefit obligations in excess of plan assets
Projected benefit obligations	$4,329	$5,042
Fair value of plan assets	$3,522	$3,927

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Our U.S. pension plans assets were $13.0 and $12.8 billion and our non-U.S. pension plans assets were $4.2 and $3.8 billion at December 31, 2007 and 2006, respectively. Our asset allocation and target allocation for our pension plans assets are as follows:

Asset Category	Percentage of Plans Assets at December 31,		Long-term Target Allocation
	2007	2006
Equity securities	63%	63%	45-70%
Debt securities, including cash	26	29	15-30
Real estate	6	5	5-10
Other	5	3	5-15

	100%	100%

Our asset investment strategy focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. Our actual invested positions in various securities change over time based on short and longer-term investment opportunities. To achieve our objectives, our U.S. investment policy requires that our U.S. Master Retirement Trust be invested as follows: (a) no less than 5 percent be invested in fixed income securities; (b) no more than 10 percent in private real estate investments; and (c) no more than 18 percent in other investment alternatives involving limited partnerships of various types. There is no stated limit on investments in publicly-held U.S. and international equity securities. Our non-U.S. investment policies are different for each country, but the long-term investment objectives remain the same.

Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2007 and 2006, we made voluntary contributions of $42 and $68 million, respectively, to our U.S. defined benefit pension plans primarily for government contracting purposes. Assuming that actual plan asset returns are consistent with our expected rate of 9 percent in 2008 and beyond, and that interest rates remain constant, we would not be required to make any contributions to our U.S. pension plans for the foreseeable future. We expect to make voluntary contributions of approximately $40 million in cash in 2008 to certain of our U.S. plans for government contracting purposes. We also expect to contribute approximately $125 million in cash in 2008 to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards. These contributions do not reflect benefits to be paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2008	$1,076
2009	1,081
2010	1,088
2011	1,098
2012	1,116
2013-2017	5,873

Other Postretirement Benefits

FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2) provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The impact of

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

the Act reduced other postretirement benefits expense by approximately $25, $37 and $45 million in 2007, 2006 and 2005, respectively.

	December 31,
	2007	2006
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	8.5%	9.0%
Rate that the cost trend rate gradually declines to	5.5%	5.5%
Year that the rate reaches the rate it is assumed to remain at	2014	2014

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	$79	$(70)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2008	$221	$206
2009	224	208
2010	223	208
2011	221	207
2012	198	185
2013-2017	855	790

Employee Savings Plans

We sponsor employee savings plans under which we match, in the form of our common stock, savings plan contributions for certain eligible U.S. employees. Shares issued under the stock match plans were 3.7, 4.5 and 4.1 million at a cost of $199, $179 and $153 million in 2007, 2006 and 2005, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 23—Segment Financial Data

We globally manage our business operations through four reportable operating segments serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, automotive products and chemicals. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Our four reportable segments are as follows:

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

•

Automation and Control Solutions includes Products (controls for heating, cooling, indoor air quality, ventilation, humidification and home automation; advanced software applications for home/ building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; access control; video surveillance; and remote patient monitoring systems); Building Solutions (installs, maintains and upgrades systems that keep buildings safe, comfortable and productive); and Process Solutions (provides a full range of automation and control solutions for industrial plants, offering advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings).

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

The accounting policies of the segments are the same as those described in Note 1. Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is business unit income (loss) before taxes excluding general corporate unallocated expenses, other income (expense), interest and other financial charges, pension and other postretirement benefits (expense), stock option expense, repositioning and other charges and accounting changes. Intersegment sales approximate market prices and are not significant. Reportable segment data follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net sales
Aerospace	$12,236	$11,124	$10,496
Automation and Control Solutions	12,478	11,020	9,416
Specialty Materials	4,866	4,631	3,234
Transportation Systems	5,009	4,592	4,505
Corporate	—	—	1

	$34,589	$31,367	$27,652

Depreciation and amortization
Aerospace	$199	$195	$188
Automation and Control Solutions	264	240	202
Specialty Materials	216	221	137
Transportation Systems	110	101	93
Corporate	48	37	33

	$837	$794	$653

Segment profit
Aerospace	$2,197	$1,892	$1,676
Automation and Control Solutions	1,405	1,223	1,065
Specialty Materials	658	568	257
Transportation Systems	583	574	557
Corporate	(189)	(177)	(173)

	$4,654	$4,080	$3,382

Capital expenditures
Aerospace	$172	$178	$178
Automation and Control Solutions	186	165	136
Specialty Materials	215	186	155
Transportation Systems	131	109	143
Corporate	63	95	72

	$767	$733	$684

	December 31,
	2007	2006	2005
Total assets
Aerospace	$8,743	$7,914	$7,696
Automation and Control Solutions	12,999	11,287	10,080
Specialty Materials	5,065	4,674	4,732
Transportation Systems	3,304	3,038	2,880
Corporate	3,694	4,028	6,245

	$33,805	$30,941	$31,633

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

A reconciliation of segment profit to consolidated income from continuing operations before taxes is as follows:

	Years Ended December 31,
	2007	2006	2005
Segment profit	$4,654	$4,080	$3,382
Other income (expense)	53	111	231
Interest and other financial charges	(456)	(374)	(356)
Stock option expense(1)	(65)	(77)	—
Pension and other postretirement benefits (expense)(1)	(322)	(459)	(561)
Repositioning and other charges(1)	(543)	(483)	(400)

Income from continuing operations before taxes	$3,321	$2,798	$2,296

(1)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 24—Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
United States	$21,101	$19,821	$17,956	$11,916	$11,438	$10,842
Europe	9,104	7,781	6,552	2,706	2,161	1,958
Other International	4,384	3,765	3,144	1,036	848	691

	$34,589	$31,367	$27,652	$15,658	$14,447	$13,491

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $3,427, $3,493 and $2,780 million in 2007, 2006 and 2005, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

Note 25—Supplemental Cash Flow Information

	Years Ended December 31,
	2007	2006	2005
Payments for repositioning and other charges:
Severance and exit cost payments	$(92)	$(142)	$(171)
Environmental payments	(267)	(264)	(247)
Proceeds from sale of insurance receivable	97	100	—
Insurance receipts for asbestos related liabilities	26	166	160
Asbestos related liability payments	(268)	(419)	(750)

	$(504)	$(559)	$(1,008)

Interest paid, net of amounts capitalized	$444	$361	$397
Income taxes paid, net of refunds	474	471	235
Non-cash investing and financing activities:
Common stock contributed to U.S. savings plans	199	179	153

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 26—Unaudited Quarterly Financial Information

	2007					2006
	Mar. 31	June 30	Sept. 30	Dec. 31	Year	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net sales	$8,041	$8,538	$8,735	$9,275	$34,589	$7,241	$7,898	$7,952	$8,276	$31,367
Gross profit	1,891	2,047	2,089	2,262	8,289	1,641	1,871	1,841	1,918	7,271
Income from continuing operations	526	611	618	689	2,444	431	521	541	585	2,078
Income from discontinued operations	—	—	—	—	—	5	—	—	—	5
Net income	526	611	618	689	2,444	436	521	541	585	2,083
Earnings per share—basic:
Income from continuing operations	.66	.79	.83	.92	3.20	.51	.63	.66	.72	2.53
Income from discontinued operations	—	—	—	—	—	.01	—	—	—	.01
Net income	.66	.79	.83	.92	3.20	.52	.63	.66	.72	2.54
Earnings per share—assuming dilution:
Income from continuing operations	.66	.78	.81	.91	3.16	.51	.63	.66	.72	2.51
Income from discontinued operations	—	—	—	—	—	.01	—	—	—	.01
Net income	.66	.78	.81	.91	3.16	.52	.63	.66	.72	2.52
Dividends paid	.25	.25	.25	.25	1.00	.226875	.226875	.226875	.226875	.9075
Market price(1)
High	48.31	58.87	61.45	61.77	61.77	42.85	44.16	41.37	45.46	45.46
Low	44.13	46.15	54.12	53.19	44.13	35.84	37.62	36.21	41.35	35.84

(1)	From composite tape-stock is primarily traded on the New York Stock Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
HONEYWELL INTERNATIONAL INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1.) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2.) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax uncertainties in 2007, the manner in which it accounts for stock- based compensation and defined benefit pension and other postretirement plans in 2006 and the manner in which it accounts for conditional asset retirement obligations in 2005.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Florham Park, New Jersey
February 14, 2008

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, sumarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Honeywell management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Honeywell’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Honeywell’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Honeywell’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of Honeywell’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Honeywell’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accouting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.  Other Information

Not Applicable.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2007, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

The members of the Audit Committee of our Board of Directors are: Scott Davis (Chair), Linnet Deily, James J. Howard, Eric K. Shinseki, John R. Stafford, and Michael W. Wright. The Board has determined that Mr. Davis is the “audit committee financial expert” as defined by applicable SEC rules and that Mr. Davis and Ms. Deily satisfy the “accounting or related financial management expertise” criteria established by the NYSE. All members of the Audit Committee are “independent” as that term is defined in applicable SEC Rules and NYSE listing standards.

Honeywell’s Code of Business Conduct is available, free of charge, on our website under the heading “Investor Relations” (see “Corporate Governance”), or by writing to Honeywell, 101 Columbia Road, Morris Township, New Jersey 07962, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within five business days of such amendment or waiver.

Item 11.  Executive Compensation

Information relating to executive compensation is contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management and related stockholder matters is contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

EQUITY COMPENSATION PLANS

As of December 31, 2007 Information about our equity compensation plans is as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	47,079,091	(1)	$41.68	(2)	41,704,400	(3)
Equity compensation plans not approved by security holders	716,150	(4)	N/A	(5)	N/A	(6)

Total	47,795,241		$41.68		41,704,400

(1)

Equity compensation plans approved by shareowners that are included in column (a) of the table are the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2006 Stock Incentive Plan”) (6,103,925 shares of Common Stock to be issued for options; 3,771,170 restricted units subject to continued employment); the 2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2003 Stock Incentive Plan”) (17,494,110 shares of Common Stock to be issued for options; 4,500 shares to be issued for SARs; 1,779,975 restricted units subject to continued employment; and 947,025 deferred restricted units of earned and vested awards under prior plans approved by shareowners where delivery of shares has been deferred); the 1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates (16,149,756 shares of Common Stock to be issued for options; 69,900 shares to be issued for SARs; and 431,230 restricted units subject to continued employment); the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “Non-Employee Director Plan”) (110,000 shares of Common Stock to be issued for options and 3,000 shares of restricted stock), and the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. (181,500 shares of Common Stock to be issued for options and 33,000 shares of restricted stock).

822,060 growth plan units were issued in the first quarter of 2005 pursuant to a long-term compensation program established under the 2003 Stock Incentive Plan. The ultimate value of any growth plan award may be paid in cash or shares of Common Stock and, thus, growth plan units are not included in the table above. The ultimate value of growth plan units depends upon the achievement of pre-established performance goals during a two-year performance cycle relating to growth in earnings per share, revenue and return on investment. The growth plan units issued in the first quarter of 2005 relate to the performance cycle commencing January 1, 2005 and ending December 31, 2006. 50% of any cash payment related to these growth plan units was paid in March 2007 and the remaining 50% of the cash payment will be paid in March 2008, subject to active employment on the payment dates.

899,840 growth plan units were issued in the first quarter of 2007 for the performance cycle commencing on January 1, 2007 and ending December 31, 2008 pursuant to the 2006 Stock Incentive Plan. The ultimate value of any growth plan award may be paid in cash or shares of Common Stock and, thus, growth plan units are not included in the table above. The ultimate value of growth plan units depends upon the achievement of pre-established performance goals during a two-year performance cycle relating to growth in earnings per share, revenue and return on investment. 50% of any payment related to these growth plan units will be paid in March 2009 and the remaining 50% will be paid in March 2010, subject to active employment on the payment dates.

Because the number of future shares that may be distributed to employees participating in the Honeywell Global Stock Plan is unknown, no shares attributable to that plan are included in column (a) of the table above.

(2)

Column (b) does not include any exercise price for restricted units or growth plan units granted to employees or non-employee directors under equity compensation plans approved by shareowners. Restricted units do not have an exercise price because their value is dependent upon attainment of certain performance goals or continued employment or service and they are settled for shares of Common Stock on a one-for-one basis. Growth plan units are denominated in cash units and the ultimate value of the award is dependent upon attainment of certain performance goals.

(3)

The number of shares that may be issued under the 2006 Stock Incentive Plan as of December 31, 2007 is 37,894,009 which includes the following additional shares under the 2006 Stock Incentive Plan (or any Prior Plan as defined in the 2006 Stock Incentive Plan) that may again be available for issuance: shares that are settled for cash, expire, are cancelled, are tendered in satisfaction of an option exercise price or tax withholding obligations, are reacquired with cash tendered in satisfaction of an option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, and are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2007 is 3,425,391. This plan is an umbrella plan for five plans maintained solely for eligible employees of participating non-U.S. countries. One sub-plan, the Global Employee Stock Purchase Plan, allows eligible employees to contribute between 2.2% and 8.8% of base pay from January through September of each year to purchase shares of Common Stock at a 15% discount the following November. For 2007 and prior years, Honeywell purchased shares through non-dilutive, open market purchases. Employees purchased 429,383 shares of Common Stock at $38.335 per share in 2007 and 383,178 shares of Common Stock at $31.84 per share in 2006.

Another sub-plan, the UK Sharebuilder Plan, allows an eligible UK employee to contribute a specified percentage of taxable earnings that is then invested in shares. The company matches those shares and dividends paid are used to purchase additional shares. Matched shares are subject to a three-year vesting schedule. Shares taken out of the plan before five years lose their tax-favored status. For the year ending December 31, 2007, 126,267 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

The remaining three sub-plans, Honeywell International Technologies Employees Share Ownership Plan (Ireland), the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme and the Honeywell Ireland Software Employees Share Ownership Plan, allow eligible Irish employees to contribute specified percentages of base pay, bonus or performance pay that are then invested in shares. Shares must be held in trust for at least two years and lose their tax-favored status if they are taken out of the plan before three years. For the year ending December 31, 2007, 18,959 shares were credited to participants’ accounts under these three plans.

The remaining 385,000 shares included in column (c) are shares remaining for future grants under the Non-Employee Director Plan.

(4)

Equity compensation plans not approved by shareowners that are included in the table are the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, the AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries, and the Deferred Compensation Plan for Non- Employee Directors of Honeywell International Inc.

The Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. Additional notional shares are credited to participants’ accounts equal to the value of any cash dividends payable on actual shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan.

The AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan. No further deferrals can be made under this plan. The number of shares of Common Stock that remain to be issued under this expired plan as of December 31, 2007 is 52,797.

The Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc. provides for mandatory and elective deferral of certain payments to non-employee directors. Mandatory deferrals are invested in notional shares of Common Stock. Directors may also invest any elective deferrals in notional shares of Common Stock. Additional notional shares are credited to participant accounts equal to the value of any cash dividends payable on actual shares of Common Stock. Notional shares of Common Stock are converted to an equivalent amount of cash at the time the distributions are made from the plan to directors. However, one former director is entitled to receive periodic distributions of actual shares of Common Stock that were notionally allocated to his account in years prior to 1992. The number of shares of Common Stock that remain to be issued to directors under this plan as of December 31, 2007 is 1,497.

(5)

Column (b) does not include any exercise price for notional shares allocated to employees under Honeywell’s equity compensation plans not approved by shareowners because all of these shares are notionally allocated as a matching contribution under the non-tax qualified savings plans or as a notional investment of deferred bonuses or fees under the cash incentive compensation and directors’ plans as described in note 4 and are only settled for shares of Common Stock on a one-for-one basis.

(6)

No securities are available for future issuance under the AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries and the Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc. The cash incentive compensation plan has expired. All notional investments in shares of Common Stock are converted to cash when payments are made under the directors’ plan (other than with respect to 1,497 shares of Common Stock included in column (a) that is payable to one former director). The amount of securities available for future issuance under the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries is not determinable because the number of securities that may be issued under this plan depends upon the amount deferred to the plan by participants in future years.

The table does not contain information for the following plans and arrangements:

•

Employee benefit plans of Honeywell intended to meet the requirements of Section 401(a) of the Internal Revenue Code and a small number of foreign employee benefit plans that are similar to such Section 401(a) plans.

•

Equity compensation plans maintained by Honeywell Inc. immediately prior to the merger of Honeywell Inc. and AlliedSignal Inc. on December 1, 1999. The right to receive Honeywell International Inc. securities was substituted for the right to receive Honeywell Inc. securities under these plans. No new awards have been granted under these plans after the merger date. The number of shares to be issued under these plans upon exercise of outstanding options, warrants and rights is 1,251,561 and their weighted-average exercise price is $48.18.

Item 13.  Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2007 and 2006 and our Audit Committee’s pre-approval policies and procedures with respect to non- audit services are contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Part IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(2.) Consolidated Financial Statement Schedules:	Page Number in Form 10-K
Schedule II—Valuation and Qualifying Accounts	113

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits

See the Exhibit Index on pages 109 through 112 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

February 15, 2008	By:	/s/ Talia M. Griep
Talia M. Griep Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*
David M. Cote	James J. Howard
Chairman of the Board,	Director
Chief Executive Officer
and Director	*
Ivan G. Seidenberg
*	Director
Gordon M. Bethune
Director	*
Bradley T. Sheares, Ph.D.
*	Director
Jaime Chico Pardo
Director	*
Eric K. Shinseki
*	Director
D. Scott Davis
Director	*
John R. Stafford
*	Director
Linnet F. Deily
Director	*
Michael W. Wright
*	Director
Clive R. Hollick
Director	/s/ Talia M. Griep
Talia M. Griep
/s/ David J. Anderson	Vice President and Controller
David J. Anderson	(Principal Accounting Officer)
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

*By:	/s/ David J. Anderson
(David J. Anderson
Attorney-in-fact)

February 15, 2008

EXHIBIT INDEX

Exhibit No.	Description
2	Omitted (Inapplicable)
3(i)

Restated Certificate of Incorporation of Honeywell International Inc., as amended April 25, 2005 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 10-K for the year ended December 31, 2005)

3(ii)	By-laws of Honeywell, as amended December 8, 2006 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed December 11, 2006)
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
10.1*

2003 Stock Incentive Plan of Honeywell International Inc., and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934 and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and by Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.2*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003, amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and by Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.3*

Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003 and by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007)

10.4*	1985 Stock Plan for Employees of AlliedSignal Inc. and its Subsidiaries, as amended (incorporated by reference to Exhibit 19.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 1991)
10.5*

AlliedSignal, Inc. Incentive Compensation Plan for Executive Employees, as amended (incorporated by reference to Exhibit B to Honeywell’s Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934, and amended by Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended June 30, 1999)

10.6*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended September 30, 2005 and by Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.7*

Honeywell International Inc. Severance Plan for Senior Executives, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2003, and amended by Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended June 30, 2004)

10.8*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc., and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended September 30, 2005 and by Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2006)

Exhibit No.	Description
10.9*

1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates, as amended (incorporated by reference to Exhibit A to Honeywell’s Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2006 and by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007)

10.10*

Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2000, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2006)

10.11*

Employment Separation Agreement and Release between J. Kevin Gilligan and Honeywell International Inc. dated February 10, 2004 (incorporated by reference to Honeywell’s Form 10- K for year ended December 31, 2003)

10.12*

Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above (incorporated by reference to Exhibit 10.14 to Honeywell’s Form 10-Q for the quarter ended June 30, 2004, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2006)

10.13*

Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Honeywell’s Form 10-Q for the quarter ended June 30, 2004, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2006)

10.14*	Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003)
10.15*

Employment Separation Agreement and Release between Richard F. Wallman and Honeywell International Inc. dated July 17, 2003 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2003)

10.16*

Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.19 to Honeywell’s Form 10-K for the year ended December 31, 2002 and amended by the attached amendment (filed herewith))

10.17*	Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002)
10.18*	2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Award Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed February 7, 2005)
10.19*

2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Restricted Unit Agreement (incorporated by reference to Exhibit 10.21 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.20*

2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Growth Plan Agreement (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2005)

Exhibit No.	Description
10.21*	Stock Plan For Non-Employee Directors of Honeywell International Inc. Option Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2005)
10.22*	Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.23*	Letter Agreement dated July 27, 2001 between Honeywell and Larry E. Kittelberger (incorporated by reference to Exhibit 10.23 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.24*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.25*	Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.26*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 13, 2006, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934 and to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2006, and amended by Exhibit 10.26 to Honeywell’s Form 10- K for the year ended December 31, 2006)

10.27*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates–Form of Option Award Agreement (incorporated by reference to Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.28*	2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates–Form of Restricted Unit Agreement (filed herewith)
10.29*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates–Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s form 10-Q for the quarter ended June 30, 2006)

10.30*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.31*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Honeywell’s Proxy Statement dated March 13, 2006, filed pursuant to Rule 14a- 6 of the Securities and Exchange Act of 1934 and to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2006, and amended by Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.32*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.–Form of Option Agreement (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended June 30, 2006)

10.33*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.–Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended June 30, 2006)

10.34*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)
10.35*	Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007)

Exhibit No.	Description
10.36

Amended and Restated Five Year Credit Agreement dated as of May 14, 2007 by and among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citicorp USA, Inc., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s 8-K filed May 18, 2007)

10.37

Purchase and Sale Agreement between Catalysts, Adsorbents and Process Systems, Inc., and Honeywell Specialty Materials, LLC, dated September 30, 2005 (incorporated by reference to Exhibit 10.23 to Honeywell’s Form 10-Q for the quarter ended September 30, 2005)

10.38	Stock Purchase Agreement by and between Honeywell International Inc. and M&F Worldwide Corp. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed November 1, 2005)
11	Omitted (Inapplicable)
12	Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)
16	Omitted (Inapplicable)
18	Omitted (Inapplicable)
21	Subsidiaries of the Registrant (filed herewith)
22	Omitted (Inapplicable)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Omitted (Inapplicable)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

HONEYWELL INTERNATIONAL INC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2007
(In millions)

Allowance for Doubtful Accounts:

Balance December 31, 2004	$137
Provision charged to income	83
Deductions from reserves(1)	(71)
Acquisitions	30

Balance December 31, 2005	179
Provision charged to income	111
Deductions from reserves(1)	(77)
Acquisitions	4

Balance December 31, 2006	217
Provision charged to income	79
Deductions from reserves(1)	(115)

Balance December 31, 2007	$181

(1)	Represents uncollectible accounts written off, less recoveries, translation adjustments and reserves acquired.

Deferred Tax Assets—Valuation Allowance

Balance December 31, 2004	$338
Additions charged to income tax expense	46
Reductions credited to income tax expense	(126)
Additions charged to goodwill, due to acquisitions	219

Balance December 31, 2005	477
Additions charged to income tax expense	40
Reductions credited to income tax expense	(3)
Reductions charged to goodwill, due to acquisitions	(24)
Additions charged to other comprehensive income (loss), upon adoption of SFAS No. 158	28
Reductions charged to deferred tax asset, due to expired NOL	(2)

Balance December 31, 2006	516
Additions charged to income tax expense	56
Reductions credited to income tax expense	(114)
Additions charged to equity	28
Reductions credited to deferred tax assets, due to expired NOL	(19)
Additions charged to deferred tax assets, due to capital loss carryforwards	51
Reductions credited to goodwill	(28)

Balance December 31, 2007	$490