Form 10-Q
period 2008-03-31
HONEYWELL INTERNATIONAL INC
filed 2008-04-18
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒   Accelerated filer ☐   Non-Accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There were 741,524,440 shares of Common Stock outstanding at March 31, 2008.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains ”forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management's assumptions and assessments in the light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2007.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

ITEM 1.     FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,

	2008	2007

	(Dollars in millions, except
	per share amounts)

Product sales	$7,156	$6,450
Service sales	1,739	1,591

Net sales	8,895	8,041

Costs, expenses and other
Cost of products sold	5,507	5,010
Cost of services sold	1,165	1,140

	6,672	6,150
Selling, general and administrative expenses	1,255	1,089
Other (income) expense	(22)	(11)
Interest and other financial charges	115	97

	8,020	7,325

Income before taxes	875	716
Tax expense	232	190

Net income	$643	$526

Earnings per share of common stock-basic	$0.87	$0.66

Earnings per share of common stock-assuming dilution	$0.85	$0.66

Cash dividends per share of common stock	$0.275	$0.25

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2008	2007

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,234	$1,829
Accounts, notes and other receivables	6,604	6,387
Inventories	4,149	3,861
Deferred income taxes	1,338	1,241
Other current assets	418	367

Total current assets	14,743	13,685

Investments and long-term receivables	522	500
Property, plant and equipment - net	5,012	4,985
Goodwill	9,251	9,175
Other intangible assets - net	1,492	1,498
Insurance recoveries for asbestos related liabilities	1,007	1,086
Deferred income taxes	676	637
Prepaid pension benefit cost	1,268	1,256
Other assets	973	983

Total assets	$34,944	$33,805

LIABILITIES
Current liabilities:
Accounts payable	$4,097	$3,962
Short-term borrowings	62	64
Commercial paper	896	1,756
Current maturities of long-term debt	518	418
Accrued liabilities	5,759	5,741

Total current liabilities	11,332	11,941

Long-term debt	6,576	5,419
Deferred income taxes	952	734
Postretirement benefit obligations other than pensions	2,012	2,025
Asbestos related liabilities	1,419	1,405
Other liabilities	3,017	3,059

SHAREOWNERS' EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,059	4,014
Common stock held in treasury, at cost	(9,807)	(9,479)
Accumulated other comprehensive income (loss)	(285)	(544)
Retained earnings	14,711	14,273

Total shareowners' equity	9,636	9,222

Total liabilities and shareowners' equity	$34,944	$33,805

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2008	2007

	(Dollars in millions)
Cash flows from operating activities:
Net income	$643	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	200
Repositioning and other charges	197	179
Net payments for repositioning and other charges	(21)	(132)
Pension and other postretirement expense	27	74
Pension and other postretirement payments	(61)	(45)
Stock compensation expense	41	24
Deferred income taxes	108	17
Excess tax benefits from share based payment arrangements	(7)	(8)
Other	45	6
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(224)	(136)
Inventories	(289)	(161)
Other current assets	(35)	36
Accounts payable	135	65
Accrued liabilities	(55)	(67)

Net cash provided by operating activities	721	578

Cash flows from investing activities:
Expenditures for property, plant and equipment	(150)	(120)
Proceeds from disposals of property, plant and equipment	12	33
Decrease in investments	6	—
Cash paid for acquisitions, net of cash acquired	(55)	(13)
Proceeds from sales of businesses, net of fees paid	—	9
Other	(2)	—

Net cash used for investing activities	(189)	(91)

Cash flows from financing activities:
Net(decrease)/increase in commercial paper	(860)	328
Net(decrease)/increase in short-term borrowings	(3)	3
Proceeds from issuance of common stock	51	119
Proceeds from issuance of long-term debt	1,487	988
Payments of long-term debt	(225)	(398)
Excess tax benefits from share based payment arrangements	7	8
Repurchases of common stock	(441)	(1,186)
Cash dividends on common stock	(204)	(199)

Net cash used for financing activities	(188)	(337)

Effect of foreign exchange rate changes on
cash and cash equivalents	61	4

Net increase in cash and cash equivalents	405	154
Cash and cash equivalents at beginning of period	1,829	1,224

Cash and cash equivalents at end of period	$2,234	$1,378

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three month period ended March 31, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three month periods ended March 31, 2008 and 2007 were March 29, 2008 and March 31, 2007, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.Honeywell.com under the heading “Investor Relations”.

          The financial information as of March 31, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

          Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2. Recent Accounting Pronouncements

          Recent Accounting Pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

          The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

          SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for
identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar
assets or liabilities, or

Unadjusted quoted prices for identical or similar
assets or liabilities in markets that are not active,
or

Inputs other than quoted prices that are observable for
the asset or liability

Level 3	Unobservable inputs for the asset or liability

          The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2008:

March 31,
2008

Assets:
Foreign currency exchange contracts	$41
Forward commodity contracts	$1
Liabilities:
Foreign currency exchange contracts	$33
Forward commodity contracts	$—

          As a result of our global operating and financing activities, the Company is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2.

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

          In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its consolidated financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), Implementation Issue No. E23, “Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial position and results of operations.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.

NOTE 3. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended
	March 31,

	2008	2007

Severance	$88	$74
Asset impairments	11	6
Exit costs	4	5
Adjustments	—	(4)

Total net repositioning charge	103	81

Asbestos related litigation charges, net of insurance	28	24
Probable and reasonably estimable environmental liabilities	66	60
Other	—	14

Total net repositioning and other charges	$197	$179

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended
	March 31,

	2008	2007

Cost of products and services sold	$171	$159
Selling, general and administrative expenses	26	20

	$197	$179

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended
	March 31,

	2008	2007

Aerospace	$38	$26
Automation and Control Solutions	35	41
Specialty Materials	—	5
Transportation Systems	56	31
Corporate	68	76

	$197	$179

          In the first quarter of 2008, we recognized a net repositioning charge of $103 million primarily for severance costs related to workforce reductions of 2,076 manufacturing and administrative positions principally in our Aerospace, Automation and Control Solutions and Transportation Systems segments. The more significant actions comprising the repositioning charge included the transitioning of manufacturing work to more cost-effective locations, plant closures, outsourcing of non-core components, and our functional transformation initiative.

          In the first quarter of 2007, we recognized a net repositioning charge of $81 million primarily for severance costs related to workforce reductions of 1,335 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total

Balance at December 31, 2007	$201	$—	$11	$212
2008 charges	88	11	4	103
2008 usage	(21)	(11)	(1)	(33)
Adjustments	—	—	—	—

Balance at March 31, 2008	$268	$—	$14	$282

          In the first quarter of 2008, we recognized a charge of $66 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $28 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2008, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 13, Commitments and Contingencies.

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

NOTE 4. Other (income) expense.

	Three Months Ended
	March 31,

	2008	2007

Equity (income)/loss of affiliated companies	$(16)	$2
Interest income	(25)	(19)
Foreign exchange	11	5
Other (net)	8	1

	$(22)	$(11)

NOTE 5. Earnings Per Share

          The details of the earnings per share calculations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,

	2008		2007

		Assuming		Assuming
	Basic	Dilution	Basic	Dilution

Income
Net income	$643	$643	$526	$526

Average shares
Average shares outstanding	743.4	743.4	794.5	794.5
Dilutive securities issuable in connection with stock plans	—	9.5	—	7.7

Total average shares outstanding	743.4	752.9	794.5	802.2

Earnings per share of common stock
Net income	$0.87	$0.85	$0.66	$0.66

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2008 and 2007, the number of stock options excluded from the computations were 7.4 and 11.3 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 6. Accounts, Notes and Other Receivables

	March 31,	December 31,
	2008	2007

Trade	$6,170	$6,070
Other	614	498

	6,784	6,568
Less - Allowance for doubtful accounts	(180)	(181)

	$6,604	$6,387

NOTE 7. Inventories

	March 31,	December 31,
	2008	2007

Raw materials	$1,800	$1,692
Work in process	890	870
Finished products	1,623	1,501

	4,313	4,063
Less - Progress payments	(3)	(3)
- Reduction to LIFO cost basis	(161)	(199)

	$4,149	$3,861

NOTE 8. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the three months ended March 31, 2008 by segment is as follows:

				Currency
				Translation
	Dec. 31, 2007	Acquisitions	Divestitures	Adjustment	Mar, 31, 2008

Aerospace	$1,939	$3	$—	$5	$1,947
Automation and Control Solutions	5,529	34	—	23	5,586
Specialty Materials	1,156	—	—	11	1,167
Transportation Systems	551	—	—	—	551

	$9,175	$37	$—	$39	$9,251

Other intangible assets are comprised of:

	March 31, 2008			December 31, 2007

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with determinable lives:
Patents and technology	$974	$(434)	$540	$965	$(407)	$558
Customer relationships	677	(124)	553	682	(113)	569
Trademarks	176	(40)	136	192	(35)	157
Other	489	(360)	129	458	(351)	107

	2,316	(958)	1,358	2,297	(906)	1,391

Trademarks with indefinite lives	134	—	134	107	—	107

	$2,450	$(958)	$1,492	$2,404	$(906)	$1,498

          Amortization expense related to intangible assets for the three months ended March 31, 2008 and 2007 was $47 and $38 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2008 and determined that there was no impairment as of that date.

NOTE 9. Long-term Debt and Credit Agreements

	March 31,	December 31,
	2008	2007

6.20% notes due 2008	$—	$200
7-1/8% notes due 2008	200	200
Floating rate notes due 2009	300	300
Floating rate notes due 2009	500	500
Zero coupon bonds and money multiplier notes
13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	195	220
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	60	60
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600

Other (including capitalized leases), 1.54%-13.31% maturing at various dates through 2017	122	140

	7,094	5,837
Less current portion	(518)	(418)

	$6,576	$5,419

The schedule of principal payments on long term debt is as follows:

At March 31, 2008

2008	$218
2009	1,024
2010	1,104
2011	525
2012	401
Thereafter	3,822

7,094
Less-current portion	(518)

$6,576

          In February 2008, the Company issued $600 million 4.25% Senior Notes due 2013 and $900 million 5.30% Senior Notes due 2018 (collectively, the “Senior Notes”). The Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1.5 billion, offset by $13 million in discount and issuance costs.

NOTE 10. Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended
	March 31,

	2008	2007

Net income	$643	$526
Foreign exchange translation adjustments	244	18
Pension and postretirement benefit adjustments	13	45
Change in fair value of effective cash flow hedges	2	(5)

	$902	$584

NOTE 11. Segment Financial Data

          Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement benefits (expense), stock compensation expense, repositioning and other charges and accounting changes. Beginning January 1, 2008, consistent with changes made to the measure of segment performance utilized by senior management, segment profit has been adjusted to exclude expense associated with restricted stock units (“RSU”) and to include equity income/(loss) of affiliated companies. Stock compensation expense, including RSU expense, totaled $39 million for the three months ended March 31, 2007. Equity income/(loss) of affiliated companies included in other income (expense) for the three months ended March 31, 2007 totaled a loss of $2 million. Both of these changes were applied on a prospective basis beginning January 1, 2008 and are not material to the following reportable segment data:

	Three Months Ended
	March 31,

	2008	2007

Net Sales
Aerospace	$3,030	$2,840
Automation and Control Solutions	3,180	2,801
Specialty Materials	1,409	1,199
Transportation Systems	1,276	1,201
Corporate	—	—

	$8,895	$8,041

Segment Profit
Aerospace	$563	$500
Automation and Control Solutions	328	274
Specialty Materials	265	192
Transportation Systems	149	156
Corporate	(56)	(43)

Total Segment Profit	1,249	1,079

Other income (expense) (A)	6	11
Interest and other financial charges	(115)	(97)
Stock compensation expense (B), (C)	(41)	(24)
Pension and other postretirement expense (B)	(27)	(74)
Repositioning and other charges (B)	(197)	(179)

Income from continuing opperations before taxes	$875	$716

(A)

Equity income/(loss) of affiliated companies is included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense), as presented above, includes equity income/(loss) of affiliated companies of ($2) million for the three months ended March 31, 2007.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(C)

Costs associated with restricted stock units (“RSU”) are excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $39 million for the three months ended March 31, 2007. Stock option expense is included for all periods presented.

NOTE 12. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended
	March 31,

	2008	2007

Pension Benefits
Service cost	$67	68
Interest cost	262	237
Expected return on plan assets	(363)	(333)
Amortization of prior service cost	7	6
Recognition of actuarial losses	12	48
Settlements and curtailments	2	—

	$(13)	26

	Three Months Ended
	March 31,

	2008	2007

Other Postretirement Benefits
Service cost	$3	$5
Interest cost	33	32
Amortization of prior service (credit)	(10)	(11)
Recognition of actuarial losses	9	12

	$35	$38

NOTE 13. Commitments and Contingencies

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

Three Months Ended
March 31, 2008

Beginning of period	$799
Accruals for environmental matters deemed probable and reasonably estimable	68
Environmental liability payments	(62)
Other adjustments	2

End of period	$807

          Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2008	December 31, 2007

Accrued liabilities	$312	$311
Other liabilities	495	488

	$807	$799

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

          New Jersey Chrome Sites — Provisions have been made in our financial statements for the estimated costs of the court-ordered excavation and transport for offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7. These expenditures have been and are expected to continue to be incurred evenly through the remedy’s expected completion date in 2010. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. Provision also has been made in our financial statements for the estimated costs of implementing related groundwater remedial plans approved by the court, as well as sediment remedial plans which are presently under review by the court.

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

          On May 3, 2005, NJDEP filed a lawsuit in New Jersey Superior Court against Honeywell and two other companies seeking declaratory and injunctive relief, unspecified damages, and the reimbursement of unspecified total costs relating to sites in New Jersey allegedly contaminated with chrome ore processing residue. The claims against Honeywell relate to the activities of a predecessor company which ceased its New Jersey manufacturing operations in the mid-1950’s. Honeywell and the two other companies have agreed to settle this litigation with NJDEP, subject to court approval. Under the settlement, Honeywell would pay $5 million of NJDEP’s past costs, as well as accept sole responsibility to remediate 24 of the 53 “Publicly Funded Sites” (i.e., those sites for which none of the three companies had previously accepted responsibility). Honeywell would also bear 50% of the costs at another 10 Publicly Funded Sites. We have recorded reserves for the Publicly Funded Sites where appropriate under the accounting policy described above.

          Lawsuits were previously filed against Honeywell and other landowners by Jersey City and two of its municipal utility authorities, and separately by a citizens group seeking, the cleanup of chromium residue at several of the Honeywell ACO Sites under the federal Resource Conservation and Recovery Act (RCRA). Honeywell, Jersey City, the municipal utility authorities and the citizens group have agreed to settle these claims, which settlement is subject to Court approval, and classification by Jersey City of these and other related sites as an area in need of redevelopment and approval of the related redevelopment plan and agreement. As part of this settlement, Honeywell has also agreed to release claims it may have had against Jersey City and its municipal utility authorities for contamination of river sediments and for the remediation of chrome residue at the Publicly Funded Sites that are sewer lines. The remedial actions contemplated by this settlement are consistent with our recorded reserves.

          Dundalk Marine Terminal, Baltimore — Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase (which began in April 2006) is expected to take a total of approximately 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed BUILD’s state law claims with prejudice and dismissed BUILD’s RCRA claims regarding neighborhoods near the DMT facility without prejudice. BUILD has since sent notice letters indicating that they intend to re-file these latter claims, which we will continue to oppose. The Court has scheduled a hearing in the second quarter of 2008 on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of March 31, 2008 and December 31, 2007 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $95 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of March 31, 2008 and December 31, 2007, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $936 and $939 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2008, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at March 31, 2008. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. In the third quarter of 2007, Honeywell prevailed in the New York action on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The Court’s ruling is subject to appeal. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          Friction Products — Honeywell’s Bendix friction materials (Bendix) business manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

          From 1981 through March 31, 2008, we have resolved approximately 114,000 Bendix related asbestos claims. Trials covering 126 plaintiffs resulted in 125 favorable verdicts and one mistrial. Trials covering ten individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, five are or shortly will be on appeal, and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended	Year Ended
	March 31, 2008	December 31,

		2007	2006

Claims Activity
Claims Unresolved at the beginning of period	51,658	57,108	79,502
Claims Filed during the period	962	2,771	4,391
Claims Resolved during the period	(668)	(8,221)	(26,785)

Claims Unresolved at the end of period	51,952	51,658	57,108

Disease Distribution of Unresolved Claims		December 31,

	March 31, 2008	2007	2006

Mesothelioma and Other Cancer Claims	5,218	5,011	4,843
Other Claims	46,734	46,647	52,265

Total Claims	51,952	51,658	57,108

           Approximately 45 percent of the approximately 52,000 pending claims at March 31, 2008 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a predetermined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2006 approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue. We continue to experience dismissals in this jurisdiction.

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $533 and $517 million at March 31, 2008 and December 31, 2007, respectively. The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2007 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $122 and $197 million are reflected as receivables in our consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and Friction Products – the following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Three Months Ended
	March 31, 2008

	Bendix	NARCO	Total

Beginning of period	$517	$1,138	$1,655
Accrual for update to estimated liability	36	—	36
Asbestos related liability payments	(20)	(2)	(22)

End of period	$533	$1,136	$1,669

Insurance Recoveries for Asbestos Related Liabilities
	Three Months Ended
	March 31, 2008

	Bendix	NARCO	Total

Beginning of period	$197	$939	$1,136
Probable insurance recoveries related to estimated liability	8	—	8
Insurance receipts for asbestos related liabilities	(82)	(3)	(85)
Other	(1)	—	(1)

End of period	$122	$936	$1,058

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31,	December 31,
	2008	2007
Other current assets	$51	$50
Insurance recoveries for asbestos related liabilities	1,007	1,086

	$1,058	$1,136

Accrued liabilities	$250	$250
Asbestos related liabilities	1,419	1,405

	$1,669	$1,655

Other Matters

          We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:

           Allen, et al. v. Honeywell Retirement Earnings Plan – Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. Any amounts payable, including the settlement amount, will be paid from the Company’s pension plan. We continue to expect to prevail on the remaining claims in light of applicable law and our substantial affirmative defenses, which have not yet been considered by the Court. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable with respect to these claims and we have not recorded a provision for the remaining claims in our financial statements.

          Automotive Latch Systems Limited vs. Honeywell International Inc. - Plaintiff alleges breach of a joint development agreement under which the parties sought to develop, produce and sell a universal door latch assembly for automotive applications. Plaintiff seeks “lost chance” damages of up to GBP 352 million. Trial commenced in April 2008 in the High Court of Justice, Queens Bench in London. A ruling is not expected until the second half of 2008. We believe plaintiff’s claims are without merit and expect to prevail in this matter.

          Quick Lube – On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Related actions have been filed by other plaintiffs. We intend to vigorously defend the claims raised in this action.

          Gyros - In March 2008, the U.S. Department of State advised Honeywell that it is reviewing Honeywell’s compliance with applicable U.S. export controls in connection with the Company’s export of its GG1320 gyros and related inertial navigation systems under State and Commerce Department licenses. Honeywell is cooperating with the State Department’s review. It is not possible at this time to predict the outcome of this review or what action, if any, the State Department may take at the conclusion of its review.

          Given the uncertainty inherent in litigation and investigations (including the specific matters referenced above), we do not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters. Considering our past experience and existing accruals, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid.

NOTE 14. Subsequent Event

          In April 2008, the Company entered into a definitive agreement to acquire Safety Products Holding, Inc. (“Safety Products”). Safety Products, through its subsidiary Norcross Safety Products L.L.C., is a leading manufacturer of personal protective equipment and will be integrated into our Automation and Control Solutions segment. Completion of this acquisition is subject to regulatory approval. The purchase price is expected to be approximately $1.2 billion.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Honeywell International Inc.:

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2008, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2008 and 2007 and the consolidated statement of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, of shareowners' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
April 18, 2008
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the first quarter ended March 31, 2008. The financial information as of March 31, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

A.	RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE
MONTHS ENDED MARCH 31, 2007

Net Sales

	Three Months Ended
	March 31,

	2008	2007

Net sales	$8,895	$8,041
% change compared with prior period	11%

          The increase in net sales in the first quarter of 2008 compared with the first quarter of 2007 is attributable to the following:

Price	2%
Volume	3
Foreign Exchange	3
Acquisitions/Divestitures	3

11%

           A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended
	March 31,

	2008	2007

Cost of products and services sold	$6,672	$6,150
Gross Margin percentage	25.0%	23.5%

           Gross margin percentage increased by 1.5 percentage points in the first quarter of 2008 compared with the first quarter of 2007 primarily due to higher margins in our Automation and Control Solutions, Aerospace and Specialty Materials segments and lower pension and other postretirement expense, partially offset by lower margins in our Transportation Systems segment.

           For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,

	2008	2007

Selling, general and administrative expenses	$1,255	$1,089
Percent of sales	14.1%	13.5%

           Selling, general and administrative expenses as a percentage of sales increased by 0.6 percentage points in the first quarter of 2008 compared with the first quarter of 2007 primarily due to higher general and administrative costs in our Automation and Control Solutions segment (primarily due to acquisitions and inflation), partially offset by productivity savings in our Specialty Materials segment.

Other (Income) Expense

	Three Months Ended
	March 31,

	2008	2007

Equity (income)/loss of affiliated companies	$(16)	$2
Interest income	(25)	(19)
Foreign exchange	11	5
Other (net)	8	1

	$(22)	$(11)

          Other income increased by $11 million in the first quarter of 2008 compared with the first quarter of 2007 primarily due to higher income from equity method investments (mainly in our Specialty Materials segment) and increased interest income (primarily due to higher cash balances), partially offset by higher foreign exchange losses and a loss on the sale of an insurance related receivable.

Interest and Other Financial Charges

	Three Months Ended
	March 31,

	2008	2007

Interest and other financial charges	$115	$97
% change compared with prior period	19%

           Interest and other financial charges increased in the first quarter 2008 compared with the first quarter of 2007, primarily due to higher debt balances, partially offset by lower borrowing costs.

Tax Expense

	Three Months Ended
	March 31,

	2008	2007

Tax expense	$232	$190
Effective tax rate	26.5%	26.5%

          The effective tax rate in the first quarter of 2008 was the same as the first quarter of 2007.

          The effective tax rate was lower than the statutory rate of 35 percent due in part to the increase in foreign earnings and the benefits from the domestic manufacturing deduction and tax planning strategies.

Net Income

	Three Months Ended
	March 31,

	2008	2007

Net income	$643	$526
Earnings per share of common stock – assuming dilution	$0.85	$0.66

Earnings per share of common stock – assuming dilution increased by $0.19 per share in the first quarter of 2008 compared with the first quarter of 2007 primarily due to increased segment profit, and a reduction in the number of shares outstanding due to the Company’s stock repurchase program.

Review of Business Segments

	Three Months Ended
	March 31,

	2008	2007

Net Sales
Aerospace	$3,030	$2,840
Automation and Control Solutions	3,180	2,801
Specialty Materials	1,409	1,199
Transportation Systems	1,276	1,201
Corporate	—	—

	$8,895	$8,041

Segment Profit
Aerospace	$563	$500
Automation and Control Solutions	328	274
Specialty Materials	265	192
Transportation Systems	149	156
Corporate	(56)	(43)

Total Segment Profit	1,249	1,079

Other income (expense) (A)	6	11
Interest and other financial charges	(115)	(97)
Stock compensation expense (B), (C)	(41)	(24)
Pension and other postretirement expense (B)	(27)	(74)
Repositioning and other charges (B)	(197)	(179)

Income from continuing opperations before taxes	$875	$716

(A)

Equity income/(loss) of affiliated companies is included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense), as presented above, includes equity income/(loss) of affiliated companies of ($2) million for the three months ended March 31, 2007. See Note 11 of Notes to Financial Statements.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(C)

Costs associated with restricted stock units (“RSU”) are excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $39 million for the three months ended March 31, 2007. Stock option expense is included for all periods presented. See Note 11 of Notes to Financial Statements.

Aerospace

	Three Months Ended
	March 31,

	2008	2007

Net sales	$3,030	$2,840
% change compared with prior period	7%
Segment profit	$563	$500
% change compared with prior period	13%

           Aerospace sales by major customer end-markets for the first quarter ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,

	% of
	Aerospace		% Changes
	Sales		in Sales

			2008
			Versus
Customer End-Markets	2008	2007	2007

Commercial:
Air transport and regional original equipment	17%	16%	11%
Air transport and regional aftermarket	22	23	6
Business and general aviation original equipment	11	11	3
Business and general aviation aftermarket	10	10	11
Defense and Space	40	40	5

Total	100%	100%	7%

          Aerospace sales increased by 7 percent in the first quarter of 2008 compared with the first quarter of 2007. Details regarding the increase in sales by customer end-markets are as follows:

  Air transport and regional original equipment (OE) sales increased by 11 percent driven by increased deliveries to our air transport customers due to higher aircraft production rates at major OE manufacturers.

  Air transport and regional aftermarket sales increased by 6 percent primarily as a result of increased volume and price of spare parts and increased maintenance activity relating to an approximate 7 percent increase in global flying hours.

  Business and general aviation OE sales increased by 3 percent due to continued strong demand in the business jet end-market as evidenced by an increase in new business jet deliveries, new platform launches and high demand in the fractional ownership and charter markets, partially offset by the impact of delayed supplier deliveries.

  Business and general aviation aftermarket sales increased by 11 percent primarily due to increased revenue under maintenance service agreements, higher engine utilization and higher sales of spare parts.

  Defense and space sales increased by 5 percent, primarily due to the positive impact of the acquisition of Dimensions International, higher sales of certain surface systems and an increase in government funded engineering relating to the Orion (CEV) program and classified space programs, partially offset by reduced spares demand due to defense program completions.

          Aerospace segment profit increased by 13 percent in the first quarter of 2008 compared with the first quarter of 2007 due primarily to increased prices and productivity and sales volume growth partially offset by inflation.

Automation and Control Solutions

	Three Months Ended
	March 31,

	2008	2007

Net sales	$3,180	$2,801
% change compared with prior period	14%
Segment profit	$328	$274
% change compared with prior period	20%

          Automation and Control Solutions (“ACS”) sales increased by 14 percent in the first quarter of 2008 compared with the first quarter of 2007, including net growth from acquisitions and divestitures of 6 percent and 5 percent favorable impact of foreign exchange. This increase reflects sales growth in all regions.

  Sales in our Products businesses grew by 14 percent, including (i) the positive impact of the Hand Held Products Inc. and Maxon Corporation acquisitions, (ii) the favorable impact of foreign exchange and (iii) continued strong demand for our life safety products.

  Sales in our Solutions businesses increased by 14 percent driven by (i) the favorable impact of foreign exchange, (ii) volume growth, driven by continued orders growth and strong conversion to sales from our orders backlog and (iii) the positive impact of the Enraf Holding B.V. acquisition.

          ACS segment profit increased by 20 percent in the first quarter of 2008 compared with the first quarter of 2007. This increase is due principally to productivity savings and the favorable impact of foreign exchange, partially offset by inflation.

Specialty Materials

	Three Months Ended
	March 31,

	2008	2007

Net sales	$1,409	$1,199
% change compared with prior period	18%
Segment profit	$265	$192
% change compared with prior period	38%

          Specialty Materials sales increased by 18 percent in the first quarter of 2008 compared with the first quarter of 2007 driven by (i) a 23 percent increase in our UOP business as a result of higher volume in its products business principally due to continued strength in the refining and petrochemical industries, and (ii) a 24 percent increase in our Resins and Chemicals business due to increased pricing, volume, and improved plant performance.

           Specialty Materials segment profit increased by 38 percent in the first quarter of 2008 compared with the first quarter of 2007. This increase is due principally to increased UOP sales as a result of the factors discussed above and growth in Fluorine Products sales due to increased refrigerant pricing and volume.

Additionally, the effects of increased pricing (including benefits from formula based pricing arrangements) and productivity gains more than offset raw material (most significantly sulfur) and other inflation.

Transportation Systems

	Three Months Ended
	March 31,

	2008	2007

Net sales	$1,276	$1,201
% change compared with prior period	6%
Segment profit	$149	$156
% change compared with prior period	(4%)

          Transportation Systems sales increased by 6 percent in the first quarter of 2008 compared with the first quarter of 2007, primarily due to the favorable impact of foreign exchange and increased sales in our Turbo Technologies business.

  Turbo Technologies sales increased by 12 percent primarily due to continued favorable impact of foreign exchange, higher volume sales and increased pricing to commercial engine manufacturers, partially offset by lower sales to European light vehicle manufacturers.

  Consumer Products Group (“CPG”) sales decreased by 3 percent primarily due to lower sales of automotive aftermarket products, partially offset by the favorable impact of foreign exchange (most significantly in our Friction Materials business) and higher prices (primarily to pass through ethylene glycol cost increases).

           Transportation Systems segment profit decreased by 4 percent in the first quarter of 2008 compared with the first quarter of 2007 due to CPG volume declines, as discussed above, the impact of commodity inflation and investments in product development to support future Turbo platforms. These factors were partially offset by increased productivity in our Turbo business and the favorable impact of foreign exchange.

Repositioning and Other Charges

          See Note 3 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three months ended March 31, 2008 and 2007. Our repositioning actions are expected to generate incremental pretax savings of approximately $110 million in 2008 compared with 2007 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $22 million in the first three months of 2008 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate $125 million in 2008 and will be funded through operating cash flows.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

           Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and 2007, are summarized as follows:

	2008	2007

Cash provided by (used for):
Operating activities	$721	$578

Investing activities	(189)	(91)

Financing activities	(188)	(337)
Effect of exchange rate changes on cash	61	4

Net increase in cash and cash equivalents	$405	$154

          Cash provided by operating activities increased by $143 million during the first three months of 2008 compared with the first three months of 2007 primarily due to increased earnings, receipts from the sale of insurance receivables of $82 million, increased deferred income tax expense of $91 million, partially offset by an increase in working capital of $146 million (higher accounts and other receivables, higher inventory, partially offset by higher accounts payable).

          Cash used for investing activities increased by $98 million during the first three months of 2008 compared with the first three months of 2007 due primarily to a $42 million increase in cash paid for acquisitions, increased expenditures for property, plant, and equipment of $30 million, and lower proceeds from disposals of property, plant and equipment of $21 million.

           Cash used for financing activities decreased by $149 million during the first three months of 2008 compared with the first three months of 2007 primarily due to a decrease in repurchases of common stock of $745 million partially offset by a decrease in net proceeds from debt (including commercial paper) of $522 million and a decrease in proceeds from issuance of common stock primarily related to stock option exercises of $68 million.

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

          In February 2008, the Company issued $600 million 4.25% Senior Notes due 2013 and $900 million 5.30% Senior Notes due 2018 (collectively, the “Senior Notes”). The Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1.5 billion, offset by $13 million in discount and issuance costs. Proceeds from the Senior Notes were used to repay outstanding commercial paper.

          In April 2008, the Company entered into a definitive agreement to acquire Safety Products Holding, Inc. (“Safety Products”). Safety Products, through its subsidiary Norcross Safety Products L.L.C., is a leading manufacturer of personal protective equipment and will be integrated into our Automation and Control Solutions segment. Completion of this acquisition, which is subject to regulatory approval, is expected to close in the second quarter of 2008. The purchase price is expected to be approximately $1.2 billion, which we anticipate funding using a combination of available cash and commercial paper.

C. OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 13 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of March 31, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 15, 2008.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our 2007 Annual Report on Form 10-K (Item 7A). As of March 31, 2008, there has been no material change in this information.

ITEM 4. CONTROLS AND PROCEDURES

           Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on From 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

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

          Honeywell is a defendant in a lawsuit filed by the Arizona Attorney General’s office on behalf of the Arizona Department of Environmental Quality (ADEQ). The complaint alleges failure to make required disclosures, as well as unrelated environmental violations. ADEQ’s most significant allegations have been dismissed with prejudice and that dismissal has been appealed. The state has voluntarily dismissed its remaining claims without prejudice pending the resolution of the appeal. In February 2007, ADEQ demanded penalties for alleged violations by Honeywell of the state’s underground storage tank regulations at the Company’s aircraft engines plant in Phoenix, Arizona. ADEQ subsequently added claims relating to other alleged environmental violations at the aircraft engines plant. Honeywell and ADEQ have reached a settlement in principle that would resolve all of the above allegations in return for payment by Honeywell of $5 million in penalties and a $1 million donation to the Western Governor’s Associations Climate Initiative Program. This settlement is being reviewed by the Arizona Attorney General.

          Honeywell received Notices of Violation from the Maricopa County Air Quality Department with respect to various air permitting compliance matters at facilities located in Maricopa County, Arizona. Honeywell believes it has taken appropriate corrective and preventive actions to address the concerns raised by the County. Negotiations regarding penalties are ongoing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended March 31, 2008:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)

January 2008	3,000,000	$61.38	3,000,000	$2,538
February 2008	3,000,000	$59.35	3,000,000	$2,360
March 2008	1,400,000	$56.02	1,400,000	$2,282

          Honeywell intends to repurchase outstanding shares from time to time in the open market primarily using cash flow generated by operations. The amount and timing of repurchases may vary depending on market conditions and the level of other investing activity.

ITEM 6.		EXHIBITS

	(a)	Exhibits. See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 18, 2008	By:	/s/ Talia M. Griep

Talia M. Griep
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10.1

Stock Purchase Agreement dated April 3, 2008 by and among Honeywell International Inc., Safety Products Holdings, Inc., the selling shareholders party thereto, and Odyssey Investment Services, L.L.C. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 7, 2008)

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