Form 10-Q
period 2008-06-30
HONEYWELL INTERNATIONAL INC
filed 2008-07-18
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 744,436,457 shares of Common Stock outstanding at June 30, 2008.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share amounts)

Product sales	$7,832	$6,872	$14,988	$13,322
Service sales	1,842	1,666	3,581	3,257
Net sales	9,674	8,538	18,569	16,579
Costs, expenses and other
Cost of products sold	6,089	5,318	11,596	10,328
Cost of services sold	1,234	1,173	2,399	2,313
	7,323	6,491	13,995	12,641
Selling, general and administrative
expenses	1,290	1,127	2,545	2,216
Other (income) expense	(38)	(20)	(60)	(31)
Interest and other financial
charges	115	110	230	207
	8,690	7,708	16,710	15,033

Income before taxes	984	830	1,859	1,546
Tax expense	261	219	493	409
Net income	$723	$611	$1,366	$1,137
Earnings per share of common stock-
basic:	$0.97	$0.79	$1.84	$1.45
Earnings per share of common stock-
assuming dilution:	$0.96	$0.78	$1.81	$1.44

Cash dividends per share of common
stock	$0.275	$0.25	$0.550	$0.50

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,204	$1,829
Accounts, notes and other receivables	7,047	6,387
Inventories	3,995	3,861
Deferred income taxes	1,328	1,241
Other current assets	370	354
Assets held for disposal	515	13
Total current assets	15,459	13,685

Investments and long-term receivables	546	500
Property, plant and equipment - net	5,051	4,985
Goodwill	9,673	9,175
Other intangible assets - net	2,123	1,498
Insurance recoveries for asbestos
related liabilities	998	1,086
Deferred income taxes	646	637
Prepaid pension benefit cost	1,321	1,256
Other assets	962	983
Total assets	$36,779	$33,805

LIABILITIES
Current liabilities:
Accounts payable	$4,211	$3,962
Short-term borrowings	90	64
Commercial paper	1,526	1,756
Current maturities of long-term debt	318	418
Accrued liabilities	5,995	5,741
Liabilities related to assets held for disposal	87	-
Total current liabilities	12,227	11,941

Long-term debt	6,575	5,419
Deferred income taxes	1,230	734
Postretirement benefit obligations other
than pensions	2,016	2,025
Asbestos related liabilities	1,430	1,405
Other liabilities	3,040	3,059

SHAREOWNERS' EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,089	4,014
Common stock held in treasury, at cost	(9,669)	(9,479)
Accumulated other comprehensive income (loss)	(344)	(544)
Retained earnings	15,227	14,273
Total shareowners' equity	10,261	9,222

Total liabilities and shareowners' equity	$36,779	$33,805

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,366	$1,137
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	446	413
Repositioning and other charges	347	304
Net payments for repositioning and other charges	(140)	(173)
Pension and other postretirement expense	53	146
Pension and other postretirement payments	(103)	(108)
Stock compensation expense	76	41
Deferred income taxes	243	197
Excess tax benefits from share based payment arrangements	(19)	(51)
Other	77	26
Changes in assets and liabilities, net of the effects
of acquisitions and divestitures:
Accounts, notes and other receivables	(620)	(352)
Inventories	(344)	(202)
Other current assets	(20)	36
Accounts payable	286	143
Accrued liabilities	115	4
Net cash provided by operating activities	1,763	1,561

Cash flows from investing activities:
Expenditures for property, plant and equipment	(339)	(283)
Proceeds from disposals of property, plant and equipment	50	82
Decrease in investments	14	-
Cash paid for acquisitions, net of cash acquired	(1,308)	(108)
Proceeds from sales of businesses, net of fees paid	-	52
Other	7	-
Net cash used for investing activities	(1,576)	(257)

Cash flows from financing activities:
Net (decrease)/increase in commercial paper	(230)	1,913
Net increase in short-term borrowings	21	-
Proceeds from issuance of common stock	126	424
Proceeds from issuance of long-term debt	1,487	988
Payments of long-term debt	(425)	(407)
Excess tax benefits from share based payment arrangements	19	51
Repurchases of common stock	(441)	(3,487)
Cash dividends on common stock	(409)	(392)
Net cash provided by (used for) financing activities	148	(910)

Effect of foreign exchange rate changes on
cash and cash equivalents	40	15

Net increase in cash and cash equivalents	375	409
Cash and cash equivalents at beginning of period	1,829	1,224
Cash and cash equivalents at end of period	$2,204	$1,633

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1.    Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six month periods ended June 30, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

     We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six month periods ended June 30, 2008 and 2007 were June 28, 2008 and June 30, 2007, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.Honeywell.com under the heading “Investor Relations”.

     The financial information as of June 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

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

     The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of June 30, 2008:

June 30, 2008

Assets:
Foreign currency exchange contracts	$32
Forward commodity contracts	$1
Liabilities:
Foreign currency exchange contracts	$27
Forward commodity contracts	-

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

     In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, contingencies, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption, this standard will not have a material impact on our consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of SFAS No. 141R, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under existing GAAP requirements, due to the changes described above.

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

     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

     In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-3 on its consolidated financial position and results of operations.

NOTE 3.    Acquisitions and Divestitures

     In May 2008, the company completed the acquisition of Safety Products Holding, Inc, which through its subsidiary Norcross Safety Products L.L.C. (“Norcross”) is a leading manufacturer of personal protective equipment. The purchase price, net of cash acquired, was approximately $1.2 billion and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

     The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Accounts and other receivables	$102
Inventories	131
Other current assets	29
Property, plant and equipment	80
Intangible assets	687
Other assets and deferred charges	3
Accounts payable	(27)
Accrued liabilities	(37)
Deferred income taxes	(190)
Other long-term liabilities	(26)
Net assets acquired	752
Goodwill	469
Purchase price	$1,221

     The Company has assigned $687 million to intangible assets, predominantly customer relationships, trade names, and technology. These intangible assets are being amortized over their estimated lives using straight line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $469 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through June 30, 2008 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. As of June 30, 2008, the purchase accounting for Norcross is still subject to final adjustment primarily for useful lives of intangible assets, amounts allocated to intangible assets and goodwill, for certain pre-acquisition contingencies, and for settlement of post closing purchase price adjustments.

     In June 2008, the Company entered into a definitive agreement to sell its Consumables Solutions business to B/E Aerospace (“B/E”) for $1.05 billion, consisting of $800 million in cash and the remainder to be paid in shares of B/E common stock; however, B/E may substitute cash to the extent that the value of six million shares of B/E common stock is less than $250 million. Accordingly, this business has been classified as held for sale in our June 30, 2008 Consolidated Balance Sheet. In connection with the completion of the sale, the Company and B/E will enter into, among other things, exclusive supply and license agreements and a stockholder agreement. Because of the extent of the Company’s cash flows associated with the supply and license agreements, the Consumable Solutions business is not classified as discontinued operations. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2008. The gain on sale is estimated at $600 million to $640 million, $415 million to $435 million net of tax. The sale of the Consumables Solutions business, within the Aerospace segment, is consistent with the Company’s strategic focus on core product areas utilizing advanced technologies.

     In July 2008, the Company completed the acquisition of Metrologic Instruments, Inc., a leading manufacturer of data capture and collection hardware and software, which will be integrated into our Automation and Control Solutions segment. The purchase price was approximately $720 million.

NOTE 4.    Repositioning and Other Charges

     A summary of repositioning and other charges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Severance	$25	$45	$113	$119
Asset impairments	21	4	32	10
Exit costs	16	-	20	5
Adjustments	-	(5)	-	(9)
Total net repositioning charge	62	44	165	125
Asbestos related litigation charges,
net of insurance	34	21	62	45
Probable and reasonably estimable
environmental liabilities	51	60	117	120
Other	3	-	3	14
Total net repositioning and other charges	$150	$125	$347	$304

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of products and services sold	$135	$114	$306	$273
Selling, general and administrative expenses	15	11	41	31
	$150	$125	$347	$304

     The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Aerospace	$6	$5	$44	$31
Automation and Control Solutions	3	37	38	78
Specialty Materials	2	(1)	2	4
Transportation Systems	69	24	125	55
Corporate	70	60	138	136
	$150	$125	$347	$304

     In the second quarter of 2008, we recognized a net repositioning charge of $62 million including severance costs of $25 million related to workforce reductions of 607 manufacturing and administrative positions across all of our business segments. The repositioning charge included asset impairments of $21 million related to plant closures in our Transportation Systems segment and the shutdown of certain administrative facilities in our Corporate segment. The repositioning charge also included exit costs of $16 million primarily for environmental remediation and monitoring costs related to the closure and sale of a plant in our Transportation Systems segment.

     In the second quarter of 2007, we recognized a net repositioning charge of $44 million primarily for severance costs related to workforce reductions of 807 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and a plant closure, principally in our Automation and Control Solutions segment.

     In the first six months of 2008, we recognized a net repositioning charge of $165 million primarily for severance costs related to workforce reductions of 2,683 manufacturing and administrative positions across all of our business segments. The more significant actions comprising the repositioning charge included the transitioning of manufacturing work to more cost-effective locations, the closure of plants and certain administrative facilities, outsourcing of non-core components, and our functional transformation initiative.

     In the first six months of 2007, we recognized a net repositioning charge of $125 million primarily for severance costs related to workforce reductions of 2,142 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

     The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total

Balance at December 31, 2007	$201	$-	$11	$212
2008 charges	113	32	20	165
2008 usage	(50)	(32)	(1)	(83)
Adjustments	-	-	-	-

Balance at June 30, 2008	$264	$-	$30	$294

     In the second quarter of 2008, we recognized a charge of $51 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2008, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 14, Commitments and Contingencies.

     In the second quarter of 2007, we recognized a charge of $60 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $21 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2007, net of probable insurance recoveries.

     In the first six months of 2008, we recognized a charge of $117 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $62 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2008, net of probable insurance recoveries.

     In the first six months of 2007, we recognized a charge of $120 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $45 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2007, net of probable insurance recoveries. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

NOTE 5.    Other (income) expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Equity (income)/loss of
affiliated companies	$(6)	$(4)	$(22)	$(2)
Gain on sale of non-strategic
businesses and assets	(12)	(15)	(12)	(15)
Interest income	(29)	(20)	(54)	(39)
Foreign exchange	3	7	14	12
Other (net)	6	12	14	13
	$(38)	$(20)	$(60)	$(31)

NOTE 6.    Earnings Per Share

      The details of the earnings per share calculations for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,
	2008		2007
		Assuming		Assuming
	Basic	Dilution	Basic	Dilution
Income
Net income	$723	$723	$611	$611

Average shares
Average shares outstanding	743.9	743.9	768.3	768.3
Dilutive securities issuable in
connection with stock plans	-	9.5	-	10.4
Total average shares outstanding	743.9	753.4	768.3	778.7

Earnings per share of common stock
Net income	$0.97	$0.96	$0.79	$0.78

		Six Months Ended June 30,
	2008		2007
		Assuming		Assuming
	Basic	Dilution	Basic	Dilution
Income
Net income	$1,366	$1,366	$1,137	$1,137

Average shares
Average shares outstanding	743.7	743.7	781.4	781.4
Dilutive securities issuable in
connection with stock plans	-	9.4	-	9.0
Total average shares outstanding	743.7	753.1	781.4	790.4

Earnings per share of common stock
Net income	$1.84	$1.81	$1.45	$1.44

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended June 30, 2008 and 2007, the number of stock options excluded from the computations were 10.3 and 11.6 million, respectively. For the six months ended June 30, 2008 and 2007, the number of stock options excluded from the computations were 8.9 and 11.4 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7.    Accounts, Notes and Other Receivables

	June 30,	December 31,
	2008	2007

Trade	$6,628	$6,070
Other	602	498
	7,230	6,568
Less - Allowance for doubtful accounts	(183)	(181)
	$7,047	$6,387

NOTE 8.    Inventories

	June 30,	December 31,
	2008	2007

Raw materials	$1,880	$1,692
Work in process	904	870
Finished products	1,375	1,501
	4,159	4,063
Less - Progress payments	(3)	(3)
- Reduction to LIFO cost basis	(161)	(199)
	$3,995	$3,861

NOTE 9.    Goodwill and Other Intangible Assets - Net

      The change in the carrying amount of goodwill for the six months ended June 30, 2008 by segment is as follows:

				Currency
				Translation
	Dec. 31, 2007	Acquisitions	Divestitures	Adjustment	June 30, 2008

Aerospace	$1,939	$3	$(72)	$2	$1,872
Automation and Control Solutions	5,529	538	-	19	6,086
Specialty Materials	1,156	-	-	9	1,165
Transportation Systems	551	-	-	(1)	550
	$9,175	$541	$(72)	$29	$9,673

Other intangible assets are comprised of:

		June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets with
determinable lives:
Patents and technology	$1,008	$(458)	$550	$965	$(407)	$558
Customer relationships	1,133	(150)	983	682	(113)	569
Trademarks	179	(45)	134	192	(35)	157
Other	469	(361)	108	458	(351)	107
	2,789	(1,014)	1,775	2,297	(906)	1,391
Trademarks with indefinite lives	348	-	348	107	-	107
	$3,137	$(1,014)	$2,123	$2,404	$(906)	$1,498

      Amortization expense related to intangible assets for the six months ended June 30, 2008 and 2007 was $103 and $78 million, respectively.

      We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2008 and determined that there was no impairment as of that date.

NOTE 10.    Long-term Debt and Credit Agreements

	June 30,	December 31,
	2008	2007

6.20% notes due 2008	$—	$200
7-1/8% notes due 2008	—	200
Floating rate notes due 2009	300	300
Floating rate notes due 2009	500	500
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	195	220
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	—
Industrial development bond obligations, floating
rate maturing at various dates through 2037	60	60
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 1.54%-12.98% maturing at various dates through 2017	121	140
	6,893	5,837
Less current portion	(318)	(418)
	$6,575	5,419

The schedule of principal payments on long term debt is as follows:

At June 30, 2008
2008	$18
2009	1,024
2010	1,104
2011	525
2012	401
Thereafter	3,821
6,893
Less-current portion	(318)
$6,575

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

NOTE 11.    Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$723	$611	$1,366	$1,137
Foreign exchange translation
adjustments	(67)	48	177	66
Pension and postretirement
benefit adjustments	12	33	25	78
Change in fair value of
effective cash flow hedges	(4)	1	(2)	(4)
	$664	$693	$1,566	$1,277

NOTE 12.    Segment Financial Data

     Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement benefits (expense), stock compensation expense, repositioning and other charges and accounting changes. Beginning January 1, 2008, consistent with changes made to the measure of segment performance utilized by senior management, segment profit has been adjusted to exclude expense associated with restricted stock units (“RSU”) and to include equity income/(loss) of affiliated companies. Stock compensation expense, including RSU expense, totaled $32 and $71 million for the three and six months ended June 30, 2007, respectively. Equity income/(loss) of affiliated companies, included in other income (expense), totaled $4 and $2 million for the three and six months ended June 30, 2007, respectively . Both of these changes were applied on a prospective basis beginning January 1, 2008 and are not material to the following reportable segment data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales
Aerospace	$3,281	$3,027	$6,311	$5,867
Automation and Control Solutions	3,616	3,039	6,796	5,840
Specialty Materials	1,450	1,216	2,859	2,415
Transportation Systems	1,327	1,256	2,603	2,457
Corporate	—	—	—	—
	$9,674	$8,538	$18,569	$16,579

Segment Profit
Aerospace	$602	$523	$1,165	$1,023
Automation and Control Solutions	390	333	718	607
Specialty Materials	186	175	451	367
Transportation Systems	149	157	298	313
Corporate	(49)	(54)	(105)	(97)
Total Segment Profit	1,278	1,134	2,527	2,213

Other income (expense) (A)	32	20	38	31
Interest and other financial charges	(115)	(110)	(230)	(207)
Stock compensation expense (B), (C)	(35)	(17)	(76)	(41)
Pension and other postretirement expense (B)	(26)	(72)	(53)	(146)
Repositioning and other charges (B)	(150)	(125)	(347)	(304)
Income before taxes	$984	$830	$1,859	$1,546

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense), as presented above, includes equity income/(loss) of affiliated companies of $4 and $2 million for the three and six months ended June 30, 2007, respectively.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(C)	Costs associated with restricted stock units (“RSU”) are excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $32 and $71 million for the three and six months ended June 30, 2007, respectively. Stock option expense is included for all periods presented.

NOTE 13.    Pension and Other Postretirement Benefits

     Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension Benefits
Service cost	$67	$69	$134	$137
Interest cost	262	238	524	475
Expected return on plan assets	(364)	(336)	(727)	(669)
Amortization of prior service cost	7	7	14	13
Recognition of actuarial losses	12	48	24	96
Settlements and curtailments	-	-	2	-
	$(16)	$26	$(29)	$52

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Other Postretirement Benefits
Service cost	$4	$4	$7	$9
Interest cost	33	32	66	64
Amortization of prior service (credit)	(10)	(11)	(20)	(22)
Recognition of actuarial losses	8	12	17	24
	$35	$37	$70	$75

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

Six Months Ended
June 30, 2008
Beginning of period	$799
Accruals for environmental matters deemed
probable and reasonably estimable	120
Environmental liability payments	(139)
Other adjustments	2
End of period	$782

     Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2008	December 31, 2007
Accrued liabilities	$315	$311
Other liabilities	467	488
	$782	$799

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

     New Jersey Chrome Sites — Provisions have been made in our financial statements for the estimated costs of the court-ordered excavation and transport for offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7. These expenditures have been and are expected to continue to be incurred evenly through the remedy’s expected completion date in 2010. We do not expect implementation of this remedy to have a material adverse effect on our future consolidated results of operations, operating cash flows or financial position. Provision also has been made in our financial statements for the estimated costs of implementing related groundwater remedial plans approved by the court, as well as sediment remedial plans, which also have been approved by the court and are presently under review by the U.S. Environmental Protection Agency.

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

     Lawsuits were previously filed against Honeywell and other landowners by Jersey City and two of its municipal utility authorities, and separately by a citizens group seeking, the cleanup of chromium residue at several of the Honeywell ACO Sites under the federal Resource Conservation and Recovery Act (RCRA). Honeywell, Jersey City, the municipal utility authorities and the citizens group have agreed to settle these claims, which settlement has been approved by the Court. These sites and other related sites have been classified by Jersey City as an area in need of redevelopment and Jersey City has approved a redevelopment plan and agreement regarding these sites. As part of this settlement, Honeywell has also agreed to release claims it may have had against Jersey City and its municipal utility authorities for contamination of river sediments and for the remediation of chrome residue at the Publicly Funded Sites that are sewer lines. The remedial actions contemplated by this settlement are consistent with our recorded reserves. Settlement discussions are also underway with the citizens group with respect to claims regarding certain related sites.

     Dundalk Marine Terminal, Baltimore — Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase (which began in April 2006) is expected to take a total of approximately 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed BUILD’s state law claims with prejudice and dismissed BUILD’s RCRA claims regarding neighborhoods near the DMT facility without prejudice. BUILD has since sent notice letters indicating that they intend to re-file these latter claims, which we will continue to oppose. The Court has scheduled a hearing in the third quarter of 2008 on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

     Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of June 30, 2008 and December 31, 2007 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

     As of June 30, 2008 and December 31, 2007, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $925 and $939 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2008, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

     In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at June 30, 2008. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. In the third quarter of 2007, Honeywell prevailed in the New York action on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The Court’s ruling is subject to appeal. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

     From 1981 through June 30, 2008, we have resolved approximately 115,000 Bendix related asbestos claims. Trials covering 128 plaintiffs resulted in 127 favorable verdicts and one mistrial. Trials covering eleven individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, six are or shortly will be on appeal, and the remaining three claims were settled. The following tables present information regarding Bendix related asbestos claims activity:

		Year Ended
	Six Months Ended	December 31,
	June 30, 2008	2007	2006
Claims Activity
Claims Unresolved at the beginning
of period	51,658	57,108	79,502
Claims Filed during the period	2,312	2,771	4,391
Claims Resolved during the period	(1,483)	(8,221)	(26,785)
Claims Unresolved at the end of period	52,487	51,658	57,108

Disease Distribution of Unresolved Claims
		December 31,
	June 30, 2008	2007	2006
Mesothelioma and Other Cancer Claims	5,464	5,011	4,843
Other Claims	47,023	46,647	52,265
Total Claims	52,487	51,658	57,108

      Approximately 45 percent of the approximately 52,000 pending claims at June 30, 2008 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a predetermined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2006 approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue.

     Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2007	2006	2005
	(in whole dollars)
Malignant claims	$33,000	$33,000	$58,000
Nonmalignant claims	$500	$250	$600

     It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

     Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $546 and $517 million at June 30, 2008 and December 31, 2007, respectively. The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2007 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

     Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $123 and $197 million are reflected as receivables in our consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

     Refractory and Friction Products – the following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
		Six Months Ended
		June 30, 2008
	Bendix	NARCO	Total
Beginning of period	$517	$1,138	$1,655
Accrual for update to estimated liability	78	-	78
Asbestos related liability payments	(49)	(4)	(53)
End of period	$546	$1,134	$1,680

Insurance Recoveries for Asbestos Related Liabilities
		Six Months Ended
		June 30, 2008
	Bendix	NARCO	Total
Beginning of period	$197	$939	$1,136
Probable insurance recoveries related to
estimated liability	15	-	15
Insurance receipts for asbestos related liabilities	(89)	(14)	(103)
Insurance receivables settlement	1	-	1
Other	(1)	-	(1)
End of period	$123	$925	$1,048

     NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30,	December 31,
	2008	2007
Other current assets	$50	$50
Insurance recoveries for asbestos related liabilities	998	1,086
	$1,048	$1,136

Accrued liabilities	$250	$250
Asbestos related liabilities	1,430	1,405
	$1,680	$1,655

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

     Automotive Latch Systems Limited vs. Honeywell International Inc. – Plaintiff alleges breach of a joint development agreement under which the parties sought to develop, produce and sell a universal door latch assembly for automotive applications. Plaintiff seeks “lost chance” damages of up to GBP 352 million. Trial proceedings in the High Court of Justice, Queens Bench in London were completed in July 2008. A ruling is not expected until late third quarter or early fourth quarter 2008. We believe plaintiff’s claims are without merit and expect to prevail in this matter.

     Quick Lube – On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. We intend to vigorously defend the claims raised in all of these actions. The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits and has issued subpoenas to certain employees of the defendants including Honeywell. We are fully cooperating with the DOJ investigation.

      Gyros – In March 2008, the U.S. Department of State advised Honeywell that it is reviewing Honeywell’s compliance with applicable U.S. export controls in connection with the Company’s export of its GG1320 gyros and related inertial navigation systems under State and Commerce Department licenses. Honeywell is cooperating with the State Department’s review. It is not possible at this time to predict the outcome of this review or what action, if any, the State Department may take at the conclusion of its review.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2008, and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
July 18, 2008
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the second quarter and six months ended June 30, 2008. The financial information as of June 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

A.	RESULTS OF OPERATIONS – THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007

Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$9,674	$8,538	$18,569	$16,579
% change compared with prior period	13%		12%

          The increase in net sales in the second quarter and six months of 2008 compared with the second quarter and six months of 2007 is attributable to the following:

	Three Months	Six Months
Price	3%	2%
Volume	3	3
Foreign Exchange	3	4
Acquisitions/Divestitures	4	3
	13%	12%

          A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of products and services sold	$7,323	$6,491	$13,995	$12,641
Gross Margin percentage	24.3%	24.0%	24.6%	23.8%

          Gross margin percentage increased by 0.3 percentage points in the second quarter of 2008 compared with the second quarter of 2007 primarily due to higher margins in our Aerospace segment and lower pension expense, partially offset by lower margins in our Transportation Systems and Specialty Materials segments and higher repositioning charges.

          Gross margin percentage increased by 0.8 percentage points in the first six months of 2008 compared with the first six months of 2007 primarily due to higher margins in our Aerospace, Automation and Control Solutions and Specialty Materials segments and lower pension expense, partially offset by lower margins in our Transportation Systems segment and higher repositioning charges.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Selling, general and administrative expenses	$1,290	$1,127	$2,545	$2,216
Percent of sales	13.3%	13.2%	13.7%	13.4%

          Selling, general and administrative expenses as a percentage of sales increased by 0.1 percentage points in the second quarter of 2008 compared with the second quarter of 2007 and by 0.3 percentage points in the first six months of 2008 compared with the first six months of 2007. These increases are primarily due to higher general and administrative costs in our Automation and Control Solutions segment (primarily due to acquisitions) and higher repositioning charges.

Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Equity (income)/loss of affiliated companies	$(6)	$(4)	$(22)	$(2)
Gain on sale of non-strategic businesses and assets	(12)	(15)	(12)	(15)
Interest income	(29)	(20)	(54)	(39)
Foreign exchange	3	7	14	12
Other (net)	6	12	14	13
	$(38)	$(20)	$(60)	$(31)

          Other income increased by $18 million in the second quarter of 2008 compared with the second quarter of 2007 primarily due to increased interest income (primarily due to higher cash balances) and a loss on the sale of an insurance related receivable in the second quarter of 2007.

          Other income increased by $29 million in the first six months of 2008 compared with the first six months of 2007 primarily due to higher income from equity method investments (mainly in our Specialty Materials segment) and increased interest income (primarily due to higher cash balances).

Interest and Other Financial Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and other financial charges	$115	$110	$230	$207
% change compared with prior period	5%		11%

           Interest and other financial charges increased in both the second quarter and first six months 2008 compared with the same periods in the prior year, primarily due to higher debt balances, partially offset by lower borrowing costs.

Tax Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Tax expense	$261	$219	$493	$409
Effective tax rate	26.5%	26.4%	26.5%	26.5%

          The effective tax rate in the second quarter of 2008 increased by 0.1 percent compared to the second quarter of 2007 primarily due to the absence of U.S. research and development credits in 2008 partially offset by an increased benefit from the settlement of tax audits.

          The effective tax rate in the first six months of 2008 was the same as the first six months of 2007 primarily due to the absence of U.S. research and development credits in 2008 offset by an increased benefit from the settlement of tax audits.

          The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to the increase in foreign earnings, the benefits from the domestic manufacturing deduction and tax planning strategies.

Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$723	$611	$1,366	$1,137
Earnings per share of common stock –
assuming dilution	$0.96	$0.78	$1.81	$1.44

          Earnings per share of common stock – assuming dilution increased by $0.18 per share in the second quarter of 2008 compared with the second quarter of 2007 and by $0.37 per share in the first six months of 2008 compared with the first six months of 2007. The increase in both periods is primarily due to increased segment profit, and a reduction in the number of shares outstanding due to the Company’s stock repurchase program.

Review of Business Segments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales
Aerospace	$3,281	$3,027	$6,311	$5,867
Automation and Control Solutions	3,616	3,039	6,796	5,840
Specialty Materials	1,450	1,216	2,859	2,415
Transportation Systems	1,327	1,256	2,603	2,457
Corporate	-	-	-	-
	$9,674	$8,538	$18,569	$16,579

Segment Profit
Aerospace	$602	$523	$1,165	$1,023
Automation and Control Solutions	390	333	718	607
Specialty Materials	186	175	451	367
Transportation Systems	149	157	298	313
Corporate	(49)	(54)	(105)	(97)
Total Segment Profit	1,278	1,134	2,527	2,213

Other income (expense) (A)	32	20	38	31
Interest and other financial charges	(115)	(110)	(230)	(207)
Stock compensation expense (B), (C)	(35)	(17)	(76)	(41)
Pension and other postretirement expense (B)	(26)	(72)	(53)	(146)
Repositioning and other charges (B)	(150)	(125)	(347)	(304)

Income before taxes	$984	$830	$1,859	$1,546

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense), as presented above, includes equity income/(loss) of affiliated companies of $4 and $2 million for the three and six months ended June 30, 2007, respectively. See Note 12 of Notes to Financial Statements.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(C)	Costs associated with restricted stock units (“RSU”) are excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $32 and $71 million for the three and six months ended June 30, 2007, respectively. Stock option expense is for all periods presented. See Note 12 of Notes to Financial Statements.

Aerospace

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$3,281	$3,027	$6,311	$5,867
% change compared with prior period	8%		8%
Segment profit	$602	$523	$1,165	$1,023
% change compared with prior period	15%		14%

          Aerospace sales by major customer end-markets for the second quarter and six months ended June 31, 2008 and 2007 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	% of			% of
	Aerospace		% Changes	Aerospace		% Changes
	Sales		in Sales	Sales		in Sales

			2008			2008
			Versus			Versus
Customer End-Markets	2008	2007	2007	2008	2007	2007
Commercial:
Air transport and regional
original equipment	16%	16%	8%	17%	16%	10%
Air transport and regional
aftermarket	22	22	6	22	23	6
Business and general aviation
original equipment	11	11	3	11	11	3
Business and general aviation
aftermarket	10	10	8	10	10	10
Defense and Space	41	41	11	40	40	8

Total	100%	100%	8%	100%	100%	8%

          Aerospace sales increased by 8 percent in both the second quarter of 2008 compared with the second quarter of 2007 and the first six months of 2008 compared with the first six months of 2007. Details regarding the increase in sales by customer end-markets are as follows:

  Air transport and regional original equipment (OE) sales increased by 8 percent in the second quarter and 10 percent in the first six months driven by increased deliveries to our air transport customers due to higher aircraft production rates at major OE manufacturers, which is expected to continue.

  Air transport and regional aftermarket sales increased by 6 percent in both the second quarter and the first six months primarily as a result of increased volume and price of spare parts and increased maintenance activity relating to an approximate 6 percent increase in global flying hours in both the second quarter and the first six months. We expect the global flying hours growth rate to be slower in the second half of 2008.

  Business and general aviation OE sales increased by 3 percent in both the second quarter and the first six months due to continued strong demand in the business jet end-market as evidenced by an increase in new business jet deliveries, improved pricing, new platform launches and continued additions to the fractional ownership and charter fleets, partially offset by the impact of delayed supplier deliveries.

  Business and general aviation aftermarket sales increased by 8 percent in the second quarter and 10 percent in the first six months primarily due to increased revenue under maintenance service agreements, higher enginefleet hours and higher sales of spare parts.

  Defense and space sales increased by 11 percent in the second quarter and 8 percent in the first six months, primarily due to the positive impact of the acquisition of Dimensions International, higher sales of certain surface systems and an increase in government funded engineering relating to the Orion (CEV) program and classified space programs.

          Aerospace segment profit increased by 15 percent in the second quarter of 2008 compared with the second quarter of 2007 and by 14 percent in the first six months of 2008 compared to the first six months of 2007 due primarily to increased prices, productivity and volume growth partially offset by inflation and higher spending to support new platform growth.

Automation and Control Solutions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$3,616	$3,039	$6,796	$5,840
% change compared with prior period	19%		16%
Segment profit	$390	$333	$718	$607
% change compared with prior period	17%		18%

          Automation and Control Solutions (“ACS”) sales increased by 19 percent in the second quarter of 2008 compared with the second quarter of 2007, including net growth from acquisitions and divestitures of 10 percent and 5 percent favorable impact of foreign exchange. This increase reflects sales growth in all regions.

  Sales in our Products businesses grew by 22 percent, including (i) the positive impact of acquisitions, most significantly Norcross Safety Products, Hand Held Products Inc. and Maxon Corporation, (ii) the favorable impact of foreign exchange, (iii) increased sales of our environmental and combustion control products, most significantly in emerging regions and (iv) continued strong demand for our life safety products, particularly fire systems and sensors.

  Sales in our Solutions businesses increased by 15 percent driven by (i) the favorable impact of foreign exchange, (ii) volume growth, driven by continued orders growth and strong conversion to sales from our orders backlog and (iii) the positive impact of acquisitions, most significantly Enraf Holding B.V..

          Automation and Control Solutions (“ACS”) sales increased by 16 percent in the first six months of 2008 compared with the first six months of 2007, including net growth from acquisitions and divestitures of 8 percent and 5 percent favorable impact of foreign exchange. This increase reflects sales growth in all regions.

  Sales in our Products businesses grew by 18 percent, including (i) the positive impact of acquisitions, most significantly Norcross Safety Products, Hand Held Products Inc. and Maxon Corporation, (ii) the favorable impact of foreign exchange, (iii) increased sales of our environmental and combustion control products, most significantly in emerging regions and (iv) continued strong demand for our life safety products, particularly fire systems and sensors.

  Sales in our Solutions businesses increased by 14 percent driven by (i) the favorable impact of foreign exchange, (ii) volume growth, driven by continued orders growth and strong conversion to sales from our orders backlog and (iii) the positive impact of acquisitions, most significantly Enraf Holding B.V..

          ACS segment profit increased by 17 percent in the second quarter of 2008 compared with the second quarter of 2007 and increased by 18 percent in the first six months of 2008 compared with the first six months of 2007. These increases are due principally to productivity savings, improved pricing, acquisitions and the favorable impact of foreign exchange, partially offset by inflation.

Specialty Materials

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$1,450	$1,216	$2,859	$2,415
% change compared with prior period	19%		18%
Segment profit	$186	$175	$451	$367
% change compared with prior period	6%		23%

          Specialty Materials sales increased by 19 percent in the second quarter of 2008 compared with the second quarter of 2007 and by 18 percent in the first six months of 2008 compared with the first six months of 2007 with growth in each of our businesses. These increases were primarily driven by (i) a 27 percent second quarter and a 25 percent first six months increase in UOP sales as a result of higher volume in its products business principally due to continued strength in the refining and petrochemical industries, (ii) increased pricing reflecting the pass-through of higher raw material costs (including benefits from formula based pricing arrangements), most significantly in Resins and Chemicals and Fluorine Products and (iii) a 30 percent second quarter and 27 percent first six months increase in Resins and Chemicals sales due to increased pricing (as noted above) and higher volume due to improved plant performance.

           Specialty Materials segment profit increased by 6 percent in the second quarter of 2008 compared with the second quarter of 2007 and by 23 percent in the first six months of 2008 compared with the first six months of 2007. These increases are due principally to increased UOP and Resins and Chemicals sales as a result of the factors discussed above. Overall, the effects of increased pricing reflecting the pass-through of higher raw material costs (including benefits from formula based pricing arrangements) and productivity gains more than offset raw material (most significantly sulfur) and other inflation and higher selling expenses.

Transportation Systems

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$1,327	$1,256	$2,603	$2,457
% change compared with prior period	6%		6%
Segment profit	$149	$157	$298	$313
% change compared with prior period	(5%)		(5%)

          Transportation Systems sales increased by 6 percent in the second quarter of 2008 compared with the second quarter of 2007, due to the favorable impact of foreign exchange.

  Turbo Technologies sales increased by 7 percent primarily due to the favorable impact of foreign exchange and higher volume and pricing to commercial engine manufacturers, partially offset by lower sales to European light vehicle manufacturers reflecting a shift in consumer preference towards lower displacement engines as well as the delay of new platform launches.

  Consumer Products Group (“CPG”) sales decreased by 7 percent primarily due to lower sales of automotive aftermarket products reflecting the impact of higher gasoline prices and lower consumer confidence on discretionary spending, partially offset by higher prices (primarily to pass through ethylene glycol cost increases).

  Friction Materials sales increased by 17 percent primarily due to the favorable impact of foreign exchange.

          Transportation Systems sales increased by 6 percent in the first six months of 2008 compared with the first six months of 2007, primarily due to the favorable impact of foreign exchange.

  Turbo Technologies sales increased by 10 percent primarily due to the favorable impact of foreign exchange, higher volume and pricing to commercial engine manufacturers, partially offset by lower sales to European light vehicle manufacturers due to the reasons discussed above.

  CPG sales decreased by 8 percent primarily due to lower sales of automotive aftermarket products due to the reasons discussed above, partially offset by higher prices (primarily to pass through ethylene glycol cost increases).

  Friction Materials sales increased by 11 percent primarily due to the favorable impact of foreign exchange.

          Transportation Systems segment profit decreased by 5 percent in both the second quarter of 2008 compared with the second quarter of 2007 and the first six months of 2008 compared with the first six months of 2007. These decreases were primarily due to CPG volume declines, as discussed above, and investments in product development to support future Turbo platforms. These factors were partially offset by increased productivity in our Turbo Technologies business and the favorable impact of foreign exchange.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the second quarter and six months ended June 30, 2008 and 2007. Our repositioning actions are expected to generate incremental pretax savings of approximately $110 million in 2008 compared with 2007 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $51 million in the first six months of 2008 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $125 million in 2008 and will be funded through operating cash flows.

B.      LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and 2007, are summarized as follows:

	2008	2007
Cash provided by (used for):
Operating activities	$1,763	$1,561

Investing activities	(1,576)	(257)

Financing activities	148	(910)
Effect of exchange rate changes on cash	40	15
Net increase in cash and cash equivalents	$375	$409

          Cash provided by operating activities increased by $202 million during the first six months of 2008 compared with the first six months of 2007 primarily due to increased earnings, increased accrued expenses of $111 million (primarily accrued income taxes), lower cash payments for asbestos of $52 million, and increased deferred income tax expense of $46 million partially offset by an increase in working capital of $267 million (higher accounts and other receivables, higher inventory, partially offset by higher accounts payable).

          Cash used for investing activities increased by $1,319 million during the first six months of 2008 compared with the first six months of 2007 due primarily to a $1,200 million increase in cash paid for acquisitions (most significantly the acquisition of Norcross in the second quarter of 2008), increased expenditures for property, plant, and equipment of $56 million, and lower proceeds from sales of businesses of $52 million.

          Financing activities provided $148 million of cash during the first six months of 2008, compared to a use of $910 million in the first six months of 2007. The change of $1,058 million is primarily due to a decrease in repurchases of common stock of $3,046 million partially offset by a decrease in net proceeds from debt (including commercial paper) of $1,641 million and a decrease in proceeds from issuance of common stock primarily related to stock option exercises of $298 million.

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

          In May 2008, the company completed the acquisition of Safety Products Holding, Inc, which through its subsidiary Norcross Safety Products L.L.C. (“Norcross”) is a leading manufacturer of personal protective equipment. The purchase price, net of cash acquired, was approximately $1.2 billion and was funded using a combination of available cash and commercial paper.

          In June 2008, the Company entered into a definitive agreement to sell its Consumables Solutions business to B/E Aerospace (“B/E”) for $1.05 billion, consisting of $800 million in cash and the remainder to be paid in shares of B/E common stock; however, B/E may substitute cash to the extent that the value of six million shares of B/E common stock is less than $250 million. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2008 and as discussed in Note 3 of Notes to Financial Statements is expected to result in a significant gain. The use of proceeds are being contemplated as we continue to balance our cash and financing uses through investment in our existing core businesses, acquisition activity, share repurchases and dividends. The type and volume of actions taken to reinvest in our existing core businesses (e.g. repositioning actions) and for other general corporate purposes may result in significant charges during the third quarter of 2008.

          In July 2008, the Company completed the acquisition of Metrologic Instruments, Inc., a leading manufacturer of data capture and collection hardware and software, which will be integrated into our Automation and Control Solutions segment. The purchase price was approximately $720 million and was funded using a combination of available cash and commercial paper.

C.      OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of June 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our 2007 Annual Report on Form 10-K (Item 7A). As of June 30, 2008, there has been no material change in this information.

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

          Honeywell received Notices of Violation from the Maricopa County Air Quality Department with respect to various air permitting compliance matters at facilities located in Maricopa County, Arizona. Honeywell believes it has taken appropriate corrective and preventive actions to address the concerns raised by the County. Honeywell and the County have reached a settlement under which Honeywell will pay $3.025 million through a combination of a cash penalty and performance of certain supplemental environmental projects.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareowners of Honeywell held on April 28, 2008, the following matters set forth in our Proxy Statement dated March 13, 2008, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors with the respective votes set forth opposite their names:

		FOR	AGAINST
	Gordon M. Bethune	642,138,961	18,948,728
	Jaime Chico Pardo	639,259,257	21,828,432
	David M. Cote	639,855,169	21,232,520
	D. Scott Davis	647,402,855	13,684,834
	Linnet F. Deily	647,248,519	13,839,170
	Clive R. Hollick	642,489,910	18,597,779
	Bradley T. Sheares	645,944,969	15,142,720
	Eric K. Shinseki	647,214,170	13,873,519
	John R. Stafford	618,312,389	42,775,300
	Michael W. Wright	646,071,741	15,015,948

2.	A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2008 was approved, with 638,441,262 votes cast FOR, 15,713,726 votes cast AGAINST, and 6,932,701 abstentions;

3.	A proposal regarding approval of an amendment to the Restated Certificate of Incorporation providing the holders of at least 25 percent of the outstanding shares the right to call a special meeting of shareowners was approved, with 641,148,703 votes cast FOR, 12,711,598 votes cast AGAINST and 7,227,388 abstentions; and

4.	A shareowner proposal regarding the adoption of a pay-for-superior-performance principle for senior executives was not approved, with 206,346,604 votes cast FOR, 363,649,876 votes cast AGAINST, 8,869,867 abstentions and 82,221,342 broker non-votes.

ITEM 6.      EXHIBITS

          (a)    Exhibits. See the Exhibit Index on page 45 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 18, 2008	By:	/s/ Talia M. Griep
Talia M. Griep
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

	Exhibit Number	Description

	2	Omitted (Inapplicable)

	3 (i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 28, 2008 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed May 1, 2008)

	3 (ii)	By-laws of Honeywell International Incl., as amended April 28, 2008 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed May 1, 2008)

	4	Omitted (Inapplicable)

	10.1	Stock and Asset Purchase Agreement dated June 9, 2008, by and between Honeywell International Inc. and BE Aerospace, Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed June 11, 2008)

	11	Computation of Per Share Earnings (1)

	12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

	15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

	18	Omitted (Inapplicable)

	19	Omitted (Inapplicable)

	22	Omitted (Inapplicable)

	23	Omitted (Inapplicable)

	24	Omitted (Inapplicable)

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	99	Omitted (Inapplicable)

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 6 to the consolidated financial statements in this report.