Form 10-Q
period 2008-09-30
HONEYWELL INTERNATIONAL INC
filed 2008-10-17
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 726,287,273 shares of Common Stock outstanding at September 30, 2008.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2007.

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(Dollars in millions, except per share amounts)

Product sales	$7,375	$7,008	$22,363	$20,330
Service sales	1,900	1,727	5,481	4,984

Net sales	9,275	8,735	27,844	25,314

Costs, expenses and other
Cost of products sold	6,153	5,450	17,749	15,778
Cost of services sold	1,323	1,196	3,722	3,509

	7,476	6,646	21,471	19,287

Selling, general and administrative expenses	1,309	1,144	3,854	3,360
Other (income) expense	(656)	(16)	(716)	(47)

Interest and other financial charges	112	124	342	331

	8,241	7,898	24,951	22,931

Income before taxes	1,034	837	2,893	2,383
Tax expense	315	219	808	628

Net income	$719	$618	$2,085	$1,755

Earnings per share of common stock-basic:	$0.98	$0.83	$2.82	$2.28

Earnings per share of common stock-assuming dilution:	$0.97	$0.81	$2.79	$2.25

Cash dividends per share of common stock	$0.275	$0.25	$0.825	$0.75

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2008	December 31, 2007

	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$2,292	$1,829
Accounts, notes and other receivables	6,950	6,387
Inventories	4,082	3,861
Deferred income taxes	1,294	1,241
Other current assets	378	367

Total current assets	14,996	13,685

Investments and long-term receivables	703	500
Property, plant and equipment - net	4,986	4,985
Goodwill	10,178	9,175
Other intangible assets - net	2,334	1,498
Insurance recoveries for asbestos related liabilities	960	1,086
Deferred income taxes	617	637
Prepaid pension benefit cost	1,361	1,256
Other assets	947	983

Total assets	$37,082	$33,805

LIABILITIES
Current liabilities:
Accounts payable	$4,149	$3,962
Short-term borrowings	86	64
Commercial paper	2,215	1,756
Current maturities of long-term debt	929	418
Accrued liabilities	6,231	5,741

Total current liabilities	13,610	11,941

Long-term debt	5,963	5,419
Deferred income taxes	1,253	734
Postretirement benefit obligations other than pensions	1,986	2,025
Asbestos related liabilities	1,455	1,405
Other liabilities	3,277	3,059

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,099	4,014
Common stock held in treasury, at cost	(10,600)	(9,479)
Accumulated other comprehensive income (loss)	(664)	(544)
Retained earnings	15,745	14,273

Total shareowners’ equity	9,538	9,222

Total liabilities and shareowners’ equity	$37,082	$33,805

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

	(Dollars in millions)

Cash flows from operating activities:
Net income	$2,085	$1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693	620
Gain on sale of non-strategic businesses and assets	(635)	(21)
Repositioning and other charges	921	408
Net payments for repositioning and other charges	(237)	(355)
Pension and other postretirement expense	89	251
Pension and other postretirement payments	(153)	(166)
Stock compensation expense	107	54
Deferred income taxes	248	169
Excess tax benefits from share based payment arrangements	(21)	(68)
Other	28	175
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(465)	(603)
Inventories	(393)	(290)
Other current assets	(4)	36
Accounts payable	210	273
Accrued liabilities	59	233

Net cash provided by operating activities	2,532	2,471

Cash flows from investing activities:
Expenditures for property, plant and equipment	(552)	(457)
Proceeds from disposals of property, plant and equipment	52	87
Decrease in investments	14	—
Increase in investments	(4)	(20)
Cash paid for acquisitions, net of cash acquired	(2,108)	(566)
Proceeds from sales of businesses, net of fees paid	921	51
Other	7	—

Net cash used for investing activities	(1,670)	(905)

Cash flows from financing activities:
Net increase in commercial paper	459	1,299
Net increase in short-term borrowings	22	4
Payment of debt assumed with acquisitions	—	(40)
Proceeds from issuance of common stock	142	517
Proceeds from issuance of long-term debt	1,487	1,885
Payments of long-term debt	(425)	(415)
Excess tax benefits from share based payment arrangements	21	68
Repurchases of common stock	(1,459)	(3,783)
Cash dividends on common stock	(610)	(580)

Net cash used for financing activities	(363)	(1,045)

Effect of foreign exchange rate changes on cash and cash equivalents	(36)	42

Net increase in cash and cash equivalents	463	563
Cash and cash equivalents at beginning of period	1,829	1,224

Cash and cash equivalents at end of period	$2,292	$1,787

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1.	Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine month periods ended September 30, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine month periods ended September 30, 2008 and 2007 were September 27, 2008 and September 29, 2007, respectively. Our fiscal closing calendar for the years 2000 through 2012 is available on our website at www.Honeywell.com under the heading “Investor Relations”.

          The financial information as of September 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

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

          The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of September 30, 2008:

September 30, 2008

Assets:
Foreign currency exchange contracts	$17
Available for sale investments	$51
Forward commodity contracts	—
Liabilities:
Foreign currency exchange contracts	$31
Forward commodity contracts	$5

          As a result of our global operating and financing activities, the Company is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts and forward commodity purchase agreements are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in marketable equity securities that are designated as available for sale and are valued using market transactions in over-the-counter markets. As such, these investments are classified within level 2.

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

          In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

          In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

NOTE 3.	Acquisitions and Divestitures

          In May 2008, the company completed the acquisition of Safety Products Holding, Inc, which through its subsidiary Norcross Safety Products L.L.C. (Norcross) is a leading manufacturer of personal protective equipment. The purchase price, net of cash acquired, was approximately $1.2 billion and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

          The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Accounts and other receivables	$102
Inventories	122
Other current assets	28
Property, plant and equipment	68
Intangible assets	687
Other assets and deferred charges	3
Accounts payable	(28)
Accrued liabilities	(63)
Deferred income taxes	(184)
Other long-term liabilities	(26)

Net assets acquired	709

Goodwill	512
Purchase price	$1,221

          The Company has assigned $687 million to intangible assets, predominantly customer relationships, trade names, and technology. These intangible assets are being amortized over their estimated lives using straight line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $512 million) was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through September 30, 2008 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. As of September 30, 2008, the purchase accounting for Norcross is still subject to final adjustment primarily for amounts allocated to intangible assets and goodwill.

          In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (B/E) for $1.05 billion, consisting of approximately $901 million in cash and six million shares of B/E common stock. In connection with the completion of the sale, the Company and B/E entered into, among other things, exclusive supply and license agreements and a stockholder agreement. Because of the extent of the Company’s cash flows associated with the supply and license agreements, the Consumable Solutions business is not classified as discontinued operations. The provisions of the license and supply agreements were determined to be at-market. As such, we have not allocated any portion of the proceeds to these agreements. The pre-tax gain of $623 million is classified as Other (Income)/Expense in our Statement of Operations. The gain on sale was approximately $417 million net of tax. The sale of the Consumables Solutions business, within the Aerospace segment, is consistent with the Company’s strategic focus on core product areas utilizing advanced technologies.

          In July 2008, the Company completed the acquisition of Metrologic Instruments, Inc. (Metrologic), a leading manufacturer of data capture and collection hardware and software, for a purchase price of approximately $715 million, net of cash acquired. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. The Company has assigned $268 million to identifiable intangible assets, predominantly customer relationships, technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 2-12 years using straight line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $427 million) was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through September 30, 2008, are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. As of September 30, 2008, the purchase accounting for Metrologic is still subject to final adjustment primarily for amounts allocated to intangible assets and goodwill.

NOTE 4.	Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Severance	$171	$27	$284	$146
Asset impairments	46	2	78	12
Exit costs	8	2	28	7
Adjustments	(8)	(5)	(8)	(14)

Total net repositioning charge	217	26	382	151

Asbestos related litigation charges, net of insurance	43	28	105	73

Probable and reasonably estimable environmental liabilities	309	50	426	170
Other	5	—	8	14

Total net repositioning and other charges	$574	$104	$921	$408

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Cost of products and services sold	$523	$101	$829	$374
Selling, general and administrative expenses	51	3	92	34

	$574	$104	$921	$408

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Aerospace	$30	$5	$74	$36
Automation and Control Solutions	114	14	152	92
Specialty Materials	37	1	39	5
Transportation Systems	71	33	196	88
Corporate	322	51	460	187

	$574	$104	$921	$408

          In the third quarter of 2008, we recognized a net repositioning charge of $217 million including severance costs of $171 million related to workforce reductions of 3,166 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems segments. The workforce reductions primarily relate to the planned downsizing or shutdown of certain manufacturing facilities in our Automation and Control Solutions and Aerospace segments and the rationalization of non-manufacturing infrastructure. The repositioning charge also included asset impairments of $46 million principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized and information technology equipment in our Corporate segment.

          In the third quarter of 2007, we recognized a net repositioning charge of $26 million primarily for severance costs related to workforce reductions of 347 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure, principally in our Automation and Control Solutions, Transportation Systems and Aerospace segments.

          In the first nine months of 2008, we recognized a net repositioning charge of $382 million including severance costs of $284 million related to workforce reductions of 5,849 manufacturing and administrative positions across all of our segments. The workforce reductions primarily relate to the planned downsizing or shutdown of certain manufacturing facilities in our Aerospace, Automation and Control Solutions and Transportation Systems segments, the rationalization of non-manufacturing infrastructure, outsourcing of non-core components, and our functional transformation initiative. The repositioning charge also included asset impairments of $78 million principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized and certain administrative facilities and information technology equipment in our Corporate segment.

          In the first nine months of 2007, we recognized a net repositioning charge of $151 million primarily for severance costs related to workforce reductions of 2,489 manufacturing and administrative positions associated with the rationalization of manufacturing capacity and infrastructure and plant closures, principally in our Automation and Control Solutions and Aerospace segments.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2007	$201	$—	$11	$212
2008 charges	284	78	28	390
2008 usage	(86)	(78)	(2)	(166)
Adjustments	(8)	—	—	(8)

Balance at September 30, 2008	$391	$—	$37	$428

          In the third quarter of 2008, we recognized a charge of $309 million for environmental liabilities deemed probable and reasonably estimable in the quarter. This charge included:

•

$100 million related to the resolution of technical design issues regarding the remediation plan for Onondaga Lake (“Lake”) (as previously reported, the ultimate cost of the remediation of the Lake depended upon the resolution of these issues);

•

$90 million for the estimated cost of proposed remedial actions to be taken at other sites located in Syracuse, New York in accordance with remediation plans submitted to state environmental regulators;

•

$38 million primarily relating to changes in cost estimates (due to, among other things, increases in the cost of steel, waste transportation and disposal costs) and settlement costs relating to the remediation of the New Jersey Chrome sites known as Study Areas 5,6 and 7.

We also recognized a charge of $43 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2008, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 14, Commitments and Contingencies.

          In the third quarter of 2007, we recognized a charge of $50 million for environmental liabilities deemed probable and reasonably estimable in the quarter.

We also recognized a charge of $28 million, representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2007, net of probable insurance recoveries.

          In the first nine months of 2008, we recognized a charge of $426 million for environmental liabilities deemed probable and reasonably estimable in the period, of which $309 million was recognized in the third quarter as discussed above. We also recognized a charge of $105 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2008, net of probable insurance recoveries.

          In the first nine months of 2007, we recognized a charge of $170 million for environmental liabilities deemed probable and reasonably estimable in the period. We recognized a charge of $73 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2007, net of probable insurance recoveries. We also recognized other charges of $14 million for a business sale tax related to a prior divestiture ($8 million) and for a contemplated settlement of a legal matter ($6 million).

NOTE 5.	Other (income) expense.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Equity (income)/loss of affiliated companies	$(27)	$(5)	$(49)	$(7)
Gain on sale of non-strategic businesses and assets	(623)	(6)	(635)	(21)
Interest income	(21)	(16)	(75)	(55)
Foreign exchange	12	7	26	19
Other (net)	3	4	17	17

	$(656)	$(16)	$(716)	$(47)

Gain on sale of non-strategic businesses and assets for the three months and nine months ended September 30, 2008 includes a $623 million pre-tax gain related to the sale of our Consumables Solutions business. See Note 3 for further details.

NOTE 6.	Earnings Per Share

          The details of the earnings per share calculations for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,

	2008		2007

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income	$719	$719	$618	$618

Average shares
Average shares outstanding	730.9	730.9	748.0	748.0
Dilutive securities issuable in connection with stock plans	—	6.7	—	10.4

Total average shares outstanding	730.9	737.6	748.0	758.4

Earnings per share of common stock
Net income	$0.98	$0.97	$0.83	$0.81

	Nine Months Ended September 30,

	2008		2007

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income	$2,085	$2,085	$1,755	$1,755

Average shares
Average shares outstanding	739.4	739.4	770.3	770.3
Dilutive securities issuable in connection with stock plans	—	8.6	—	9.5

Total average shares outstanding	739.4	748.0	770.3	779.8

Earnings per share of common stock
Net income	$2.82	$2.79	$2.28	$2.25

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended September 30, 2008 and 2007, the number of stock options excluded from the computations were 15.1 and 5.8 million, respectively. For the nine months ended September 30, 2008 and 2007, the number of stock options excluded from the computations were 11.0 and 9.6 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7.	Accounts, Notes and Other Receivables

	September 30, 2008	December 31, 2007

Trade	$6,523	$6,070
Other	621	498

	7,144	6,568
Less - Allowance for doubtful accounts	(194)	(181)

	$6,950	$6,387

NOTE 8.	Inventories

	September 30, 2008	December 31, 2007

Raw materials	$1,930	$1,692
Work in process	922	870
Finished products	1,392	1,501

	4,244	4,063
Less - Progress payments	(3)	(3)
- Reduction to LIFO cost basis	(159)	(199)

	$4,082	$3,861

NOTE 9.	Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the nine months ended September 30, 2008 by segment is as follows:

	Dec. 31, 2007	Acquisitions	Divestitures	Currency Translation Adjustment	Sept. 30, 2008

Aerospace	$1,939	$58	$(72)	$(11)	$1,914
Automation and Control Solutions	5,529	1,046	—	(6)	6,569
Specialty Materials	1,156	—	—	—	1,156
Transportation Systems	551	—	—	(12)	539

	$9,175	$1,104	$(72)	$(29)	$10,178

Other intangible assets are comprised of:

	September 30, 2008			December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$1,042	$(477)	$565	$965	$(407)	$558
Customer relationships	1,309	(173)	1,136	682	(113)	569
Trademarks	196	(48)	148	192	(35)	157
Other	500	(363)	137	458	(351)	107

	3,047	(1,061)	1,986	2,297	(906)	1,391

Trademarks with indefinite lives	348	—	348	107	—	107

	$3,395	$(1,061)	$2,334	$2,404	$(906)	$1,498

          Amortization expense related to intangible assets for the nine months ended September 30, 2008 and 2007 was $166 and $119 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2008 and determined that there was no impairment as of that date.

NOTE 10.	Long-term Debt and Credit Agreements

	September 30, 2008	December 31, 2007

6.20% notes due 2008	$—	$200
7-1/8% notes due 2008	—	200
Floating rate notes due 2009	300	300
Floating rate notes due 2009	500	500
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	195	220
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	60	60
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 1.54%-12.98% maturing at various dates through 2017	120	140

	6,892	5,837
Less current portion	(929)	(418)

	$5,963	$5,419

The schedule of principal payments on long term debt is as follows:

At September 30, 2008

2008	$17
2009	1,024
2010	1,104
2011	525
2012	401
Thereafter	3,821

6,892
Less-current portion	(929)

$5,963

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

NOTE 11.	Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income	$719	$618	$2,085	$1,755
Foreign exchange translation adjustments	(314)	153	(137)	219
Pension and postretirement benefit adjustments	36	(26)	61	52
Change in fair value of available for sale investments	(24)	—	(24)	—
Change in fair value of effective cash flow hedges	(18)	6	(20)	2

	$399	$751	$1,965	$2,028

NOTE 12.	Segment Financial Data

          Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement benefits (expense), stock compensation expense, repositioning and other charges and accounting changes. Beginning January 1, 2008, consistent with changes made to the measure of segment performance utilized by senior management, segment profit has been adjusted to exclude expense associated with restricted stock units (“RSU”) and to include equity income/(loss) of affiliated companies. Stock compensation expense, including RSU expense, totaled $24 and $95 million for the three and nine months ended September 30, 2007, respectively. Equity income/(loss) of affiliated companies, included in other income (expense), totaled $5 and $7 million for the three and nine months ended September 30, 2007, respectively. Both of these changes were applied on a prospective basis beginning January 1, 2008 and are not material to the following reportable segment data:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net Sales
Aerospace	$3,110	$3,102	$9,421	$8,969
Automation and Control Solutions	3,688	3,196	10,484	9,036
Specialty Materials	1,321	1,211	4,180	3,626
Transportation Systems	1,156	1,226	3,759	3,683
Corporate	—	—	—	—

	$9,275	$8,735	$27,844	$25,314

Segment Profit
Aerospace	$516	$560	$1,681	$1,583
Automation and Control Solutions	430	373	1,148	980
Specialty Materials	158	157	609	524
Transportation Systems	102	124	400	437
Corporate	(48)	(47)	(153)	(144)

Total Segment Profit	1,158	1,167	3,685	3,380

Other income (expense) (A)	629	16	667	47
Interest and other financial charges	(112)	(124)	(342)	(331)
Stock compensation expense (B), (C)	(31)	(13)	(107)	(54)
Pension and other postretirement expense (B)	(36)	(105)	(89)	(251)
Repositioning and other charges (B)	(574)	(104)	(921)	(408)

Income before taxes	$1,034	$837	$2,893	$2,383

(A)

Equity income/(loss) of affiliated companies is included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense), as presented above, includes equity income/(loss) of affiliated companies of $5 and $7 million for the three and nine months ended September 30, 2007, respectively.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(C)

Costs associated with restricted stock units (“RSU”) are excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $24 and $95 million for the three and nine months ended September 30, 2007, respectively. Stock option expense is included for all periods presented.

NOTE 13.	Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Pension Benefits
Service cost	$59	$61	$193	$198
Interest cost	239	243	763	718
Expected return on plan assets	(336)	(339)	(1,063)	(1,008)
Amortization of prior service cost	8	6	22	19
Recognition of actuarial losses	12	61	36	157
Settlements and curtailments	11	35	13	35

	$(7)	$67	$(36)	$119

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Other Postretirement Benefits
Service cost	$4	$2	$11	$11
Interest cost	32	27	98	91
Amortization of prior service (credit)	(10)	(6)	(30)	(28)
Recognition of actuarial losses	9	10	26	34

	$35	$33	$105	$108

NOTE 14.	Commitments and Contingencies

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

Nine Months Ended September 30, 2008

Beginning of period	$799
Accruals for environmental matters deemed probable and reasonably estimable	429
Environmental liability payments	(219)
Other adjustments	2

End of period	$1,011

See Note 4, Repositioning and Other Charges, for more detail regarding third quarter accruals for environmental matters.

          Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2008	December 31, 2007

Accrued liabilities	$312	$311
Other liabilities	699	488

	$1,011	$799

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

          The above-referenced site is the most significant of the twenty-one sites located in Hudson County, New Jersey that are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993 (the “Honeywell ACO Sites”). Remedial investigations and activities consistent with the ACO have also been conducted and are underway at the other Honeywell ACO Sites. We have recorded reserves for the Honeywell ACO Sites where appropriate under the accounting policy described above.

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

          Lawsuits were previously filed against Honeywell and other landowners by Jersey City and two of its municipal utility authorities, and separately by a citizens group seeking, the cleanup of chromium residue at several of the Honeywell ACO Sites under the federal Resource Conservation and Recovery Act (RCRA). Honeywell, Jersey City, the municipal utility authorities and the citizens group have agreed to settle claims relating to a group of properties known as Study Area 6 North, which settlement has been approved by the Court. These sites and other related sites have been classified by Jersey City as an area in need of redevelopment and Jersey City has approved a redevelopment plan and agreement regarding these sites. As part of this settlement, Honeywell has also agreed to release claims it may have had against Jersey City and its municipal utility authorities for contamination of river sediments and for the remediation of chrome residue at the Publicly Funded Sites that are sewer lines. Settlement discussions are also underway with respect to claims regarding the remaining sites in the citizens group lawsuit. As to these related sites, Honeywell and the citizens group have reached a settlement for one group of properties (known as Study Area 6 South), subject to approval by Jersey City and the Court. The remedial actions regarding the settlements discussed above are consistent with our recorded reserves. Settlement negotiations are ongoing for the remaining sites (known as Study Area 5) in the citizens group litigation.

          Dundalk Marine Terminal, Baltimore — Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase (which began in April 2006) is expected to take a total of approximately 36 months, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed BUILD’s state law claims with prejudice and dismissed BUILD’s RCRA claims regarding neighborhoods near the DMT facility without prejudice. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. The parties have entered into settlement discussions which are continuing. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          The Record of Decision (ROD) required a combined dredging/capping remedy generally consistent with the approach recommended in the Feasibility Study submitted by Honeywell in May 2004. We have accrued for our estimated cost of implementing the remedy set forth in the ROD based on currently available information and analysis performed by our engineering consultants. Our estimating process considered a range of possible outcomes and the amounts recorded reflected our best estimate. While the ROD did require a dredging/capping remedy for remediation of the Lake, the scope and complexity of the remedy was such that the ROD left many complex technical issues to be determined during the design phase of the remediation project. Accordingly, the actual cost of the dredging/capping remedy contained in the ROD is dependent upon, among other things, the resolution of these technical issues, which were resolved in all significant respects in the third quarter of 2008. In December 2006, the United States Fish and Wildlife Service published notice of its intent to pursue natural resource damages related to the site. It is not possible to predict the outcome or timing of its assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse, New York. We have recorded reserves for these investigations and activities, where appropriate, under the accounting policy described above.

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

          In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal of the Bankruptcy Court Order in the United States District Court for the Western District of Pennsylvania. The District Court affirmed the Bankruptcy Court Order in July 2008. In August 2008, insurers filed a notice of appeal to the Third Circuit Court of Appeals. No assurances can be given as to the time frame or outcome of this appeal. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect during the pendency of these proceedings.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of September 30, 2008 and December 31, 2007 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of September 30, 2008 and December 31, 2007, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $880 and $939 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2008, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at September 30, 2008. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. In the third quarter of 2007, Honeywell prevailed in the New York action on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The Court’s ruling is subject to appeal. Honeywell expects to prevail in this matter based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, and thus we believe that the amount due from Travelers and other insurance carriers ($340 million at September 30, 2008) is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          Friction Products— Honeywell’s Bendix friction materials (Bendix) business manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. There is a group of existing and potential claimants consisting largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

          From 1981 through September 30, 2008, we have resolved approximately 116,000 Bendix related asbestos claims. Trials covering 128 plaintiffs resulted in 127 favorable verdicts and one mistrial. Trials covering twelve individuals resulted in adverse verdicts; however, two of these verdicts were reversed on appeal, three claims were settled and the remaining have or will be appealed. The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30, 2008	Year Ended December 31,

		2007	2006

Claims Activity
Claims Unresolved at the beginning of period	51,658	57,108	79,502
Claims Filed during the period	2,999	2,771	4,391
Claims Resolved during the period	(2,767)	(8,221)	(26,785)

Claims Unresolved at the end of period	51,890	51,658	57,108

	September 30, 2008	December 31,

		2007	2006

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	5,494	5,011	4,843
Other Claims	46,396	46,647	52,265

Total Claims	51,890	51,658	57,108

          Approximately 45 percent of the approximately 52,000 pending claims at September 30, 2008 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed. During 2006 approximately 16,000 cases were dismissed. More than 85 percent of these dismissals occurred in Mississippi as a result of judicial rulings relating to non-resident filings and venue.

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $572 and $517 million at September 30, 2008 and December 31, 2007, respectively. The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for

Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2007 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $130 and $197 million are reflected as receivables in our consolidated balance sheet at September 30, 2008 and December 31, 2007, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and Friction Products — the following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Nine Months Ended September 30, 2008

	Bendix	NARCO	Total

Beginning of period	$517	$1,138	$1,655
Accrual for update to estimated liability	127	—	127
Asbestos related liability payments	(72)	(5)	(77)

End of period	$572	$1,133	$1,705

Insurance Recoveries for Asbestos Related Liabilities

	Nine Months Ended September 30, 2008

	Bendix	NARCO	Total

Beginning of period	$197	$939	$1,136
Probable insurance recoveries related to estimated liability	21	—	21
Insurance receipts for asbestos related liabilities	(88)	(59)	(147)
Insurance receivables settlement	1	—	1
Other	(1)	—	(1)

End of period	$130	$880	$1,010

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2008	December 31, 2007

Other current assets	$50	$50
Insurance recoveries for asbestos related liabilities	960	1,086

	$1,010	$1,136

Accrued liabilities	$250	$250
Asbestos related liabilities	1,455	1,405

	$1,705	$1,655

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

          Allen, et al. v. Honeywell Retirement Earnings Plan — Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. Any amounts payable, including the settlement amount, will be paid from the Company’s pension plan. We continue to expect to prevail on the remaining claims in light of applicable law and our substantial affirmative defenses, which have not yet been considered by the Court. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable with respect to these claims and we have not recorded a provision for the remaining claims in our financial statements.

          Automotive Latch Systems Limited vs. Honeywell International Inc. - Plaintiff alleged breach of a joint development agreement under which the parties sought to develop, produce and sell a universal door latch assembly for automotive applications. Plaintiff sought “lost chance” damages of up to GBP 352 million. Trial proceedings in the High Court of Justice, Queens Bench in London were completed in July 2008. On September 30, 2008, the Court issued a defense judgment in favor of Honeywell.

          Quick Lube — On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. We intend to vigorously defend the claims raised in these actions. The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits. We are fully cooperating with the DOJ investigation.

          Gyros — In March 2008, the U.S. Department of State advised Honeywell that it is reviewing Honeywell’s compliance with applicable U.S. export controls in connection with the Company’s export of its GG1320 gyros and related inertial navigation systems under State and Commerce Department licenses. Honeywell is cooperating with the State Department’s review. It is not possible at this time to predict the outcome of this review or what action, if any, the State Department may take at the conclusion of its review.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2008, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, of shareowners’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
October 17, 2008

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the third quarter and nine months ended September 30, 2008. The financial information as of September 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

A.	RESULTS OF OPERATIONS – THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales	$9,275	$8,735	$27,844	$25,314
% change compared with prior period	6%		10%

          The increase in net sales in the third quarter and nine months of 2008 compared with the third quarter and nine months of 2007 is attributable to the following:

	Three Months	Nine Months

Price	3%	2%
Volume	(2)	2
Foreign Exchange	2	3
Acquisitions/Divestitures	3	3

	6%	10%

          A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Cost of products and services sold	$7,476	$6,646	$21,471	$19,287
Gross Margin percentage	19.4%	23.9%	22.9%	23.8%

          Gross margin percentage decreased by 4.5 percentage points in the third quarter of 2008 compared with the third quarter of 2007 primarily due to higher repositioning charges, lower gross margins in our Specialty Materials, Aerospace and Transportation Systems segments, partially offset by lower pension expense.

          Gross margin percentage decreased by 0.9 percentage points in the first nine months of 2008 compared with the first nine months of 2007 primarily due to higher repositioning charges, lower gross margins in our Specialty Materials and Transportation Systems segments, partially offset by higher gross margins in our Aerospace and Automation and Control Solutions segments and lower pension expense.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Selling, general and administrative expenses	$1,309	$1,144	$3,854	$3,360
Percent of sales	14.1%	13.1%	13.8%	13.3%

          Selling, general and administrative expenses as a percentage of sales increased by 1.0 percentage points in the third quarter of 2008 compared with the third quarter of 2007 and by 0.5 percentage points in the first nine months of 2008 compared with the first nine months of 2007. These increases are primarily due to higher general and administrative costs in our Automation and Control Solutions segment (primarily due to acquisitions) and higher repositioning charges.

Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Equity (income)/loss of affiliated companies	$(27)	$(5)	$(49)	$(7)
Gain on sale of non-strategic businesses and assets	(623)	(6)	(635)	(21)
Interest income	(21)	(16)	(75)	(55)
Foreign exchange	12	7	26	19
Other (net)	3	4	17	17

	$(656)	$(16)	$(716)	$(47)

          Other income increased by $640 million in the third quarter of 2008 compared with the third quarter of 2007 and $669 million in the first nine months of 2008 compared with the first nine months of 2007 primarily due to a higher Gain on sale of non-strategic businesses and assets representing the sale of our Consumables Solutions business and higher income from equity method investments (mainly in our Specialty Materials segment).

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Interest and other financial charges	$112	$124	$342	$331
% change compared with prior period	(10%)		3%

          Interest and other financial charges decreased by 10 percent in the third quarter compared with the third quarter of 2007 primarily due to lower borrowing costs, partially offset by higher debt balances.

          Interest and other financial charges increased by 3 percent in the first nine months 2008 compared with the first nine months of 2007 primarily due to higher debt balances, partially offset by lower borrowing costs.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Tax expense	$315	$219	$808	$628
Effective tax rate	30.5%	26.2%	27.9%	26.4%

          The effective tax rate in the third quarter of 2008 increased by 4.3 percent compared to the third quarter of 2007 and by 1.5 percent in the first nine months of 2008 compared to the first nine months of 2007 primarily due to the sale of our Consumables Solutions business. See Note 3 of Notes to Financial Statements.

          The effective tax rate in both periods was lower than the statutory rate of 35 percent due in part to the increase in foreign earnings, the benefits from the domestic manufacturing deduction and tax planning strategies.

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income	$719	$618	$2,085	$1,755
Earnings per share of common stock – assuming dilution	$0.97	$0.81	$2.79	$2.25

          Earnings per share of common stock – assuming dilution increased by $0.16 per share in the third quarter of 2008 compared with the third quarter of 2007 primarily due to the gain on the sale of our Consumables Solutions business, lower pension expense and a reduction in the number of shares outstanding due to the Company’s stock repurchase program partially offset by higher Repositioning and Other Chargers and higher tax expense.

          Earnings per share of common stock – assuming dilution increased by $0.54 per share in the first nine months of 2008 compared with the first nine months of 2007 primarily due to the gain on the sale of our Consumables Solutions business, higher segment profit, lower pension expense and a reduction in the number of shares outstanding due to the Company’s stock repurchase program partially offset by higher Repositioning and Other Charges and higher tax expense.

Review of Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net Sales
Aerospace	$3,110	$3,102	$9,421	$8,969
Automation and Control Solutions	3,688	3,196	10,484	9,036
Specialty Materials	1,321	1,211	4,180	3,626
Transportation Systems	1,156	1,226	3,759	3,683
Corporate	—	—	—	—

	$9,275	$8,735	$27,844	$25,314

Segment Profit
Aerospace	$516	$560	$1,681	$1,583
Automation and Control Solutions	430	373	1,148	980
Specialty Materials	158	157	609	524
Transportation Systems	102	124	400	437
Corporate	(48)	(47)	(153)	(144)

Total Segment Profit	1,158	1,167	3,685	3,380

Other income (expense) (A)	629	16	667	47
Interest and other financial charges	(112)	(124)	(342)	(331)
Stock compensation expense (B), (C)	(31)	(13)	(107)	(54)
Pension and other postretirement expense (B)	(36)	(105)	(89)	(251)
Repositioning and other charges (B)	(574)	(104)	(921)	(408)

Income before taxes	$1,034	$837	$2,893	$2,383

(A)

Equity income/(loss) of affiliated companies is included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense), as presented above, includes equity income/(loss) of affiliated companies of $5 and $7 million for the three and nine months ended September 30, 2007, respectively. See Note 12 of Notes to Financial Statements.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(C)

Costs associated with restricted stock units (“RSU”) are excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $24 and $95 million for the three and nine months ended September 30, 2007, respectively. Stock option expense is for all periods presented. See Note 12 of Notes to Financial Statements.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales	$3,110	$3,102	$9,421	$8,969
% change compared with prior period	—%		5%
Segment profit	$516	$560	$1,681	$1,583
% change compared with prior period	(8%)		6%

          Aerospace sales by major customer end-markets for the third quarter and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

	% of Aerospace Sales		% Changes in Sales	% of Aerospace Sales		% Changes in Sales

Customer End-Markets	2008	2007	2008 Versus 2007	2008	2007	2008 Versus 2007

Commercial:
Air transport and regional original equipment	13%	15%	(11%)	16%	16%	3%
Air transport and regional aftermarket	23	23	4	22	22	6
Business and general aviation original equipment	11	11	(4)	11	11	1
Business and general aviation aftermarket	10	10	3	10	10	8
Defense and Space	43	41	2	41	41	6

Total	100%	100%	—%	100%	100%	5%

          Aerospace sales were essentially flat in the third quarter of 2008 compared with the third quarter of 2007, due to a net decrease of 3 percent from acquisitions and divestitures (primarily the sale of our Consumables Solutions business) and a 2 percent reduction of revenue related to amounts due to business and general aviation original equipment manufacturers (OEMs) to partially offset their pre-production costs associated with new aircraft platforms. These amounts principally reflect a re-alignment of contract milestones and related payments to more closely align with the development schedule for new aircraft platforms. Further details regarding sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales decreased by 11 percent in the third quarter driven by an 18 percent decrease from the sale of our Consumable Solutions business, partially offset by increased deliveries to our air transport customers, notwithstanding a decrease in total aircraft production rates at major OEM’s, mainly due to a strike at a major OEM. While we were able to substantially mitigate the impact of the strike in the third quarter, a prolonged strike would negatively impact future revenue.

•

Air transport and regional aftermarket sales increased by 4 percent in the third quarter primarily as a result of increased volume and price of spare parts. Consistent with our previously reported expectations, the growth rate in global flying hours slowed to 3 percent in the third quarter and is expected to continue to slow in the fourth quarter of 2008.

•	Business and general aviation OE sales decreased by 4 percent in the third quarter due to the reduction of revenue discussed above partially offset by continued strong demand in the business jet end-market as evidenced by an increase in new business jet deliveries, improved pricing and continued additions to the fractional ownership and charter fleets, as well as the recovery of sales previously postponed by delayed supplier deliveries.

•

Business and general aviation aftermarket sales increased by 3 percent in the third quarter due to higher price of spare parts partially offset by lower volume under maintenance service agreements and lower engine utilization rates.

•

Defense and space sales increased by 2 percent in the third quarter primarily due to higher sales of specialty foam insulation, helicopter avionics, certain surface systems, logistics services and an increase in government funded engineering relating to the Orion (CEV) program and classified space programs.

          Aerospace sales increased by 5 percent in the first nine months of 2008 compared with the first nine months of 2007 including a reduction of revenue related to amounts due to business and general aviation original equipment manufacturers (OEMs) to partially offset their pre-production costs associated with new aircraft platforms, principally in the third quarter as discussed above. Further details regarding sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased by 3 percent in the first nine months driven by increased deliveries to our air transport customers due to higher year to date aircraft production rates at major OE manufacturers, as discussed above, and a 6 percent decrease from the sale of our Consumable Solutions business.

•

Air transport and regional aftermarket sales increased by 6 percent in the first nine months primarily as a result of increased volume and price of spare parts and increased maintenance activity relating to an approximate 5 percent increase in global flying.

•

Business and general aviation OE sales increased by 1 percent in the first nine months due to continued strong demand in the business jet end-market as evidenced by an increase in new business jet deliveries, improved pricing, new platform launches and continued additions to the fractional ownership and charter fleets as well as the recovery of sales previously postponed by delayed supplier deliveries, partially offset by the reduction of revenue discussed above.

•	Business and general aviation aftermarket sales increased by 8 percent in the first nine months primarily due to increased revenue under maintenance service agreements and higher sales of spare parts.

•

Defense and space sales increased by 6 percent in the first nine months, primarily due logistics services (including the positive impact of the acquisition of Dimensions International) and higher sales specialty foam insulation, certain surface systems and an increase in government funded engineering relating to the Orion (CEV) program and classified space programs.

          Aerospace segment profit decreased by 8 percent in the third quarter of 2008 compared with the third quarter of 2007 due to the reduction of Business and general aviation revenue discussed above, the Consumable Solutions divestiture, inflation and higher spending to support new platform growth partially offset by increased prices, productivity and volume growth.

          Aerospace segment profit increased by 6 percent in the first nine months of 2008 compared to the first nine months of 2007 due primarily to increased prices, productivity and volume growth partially offset by the reduction of Business and general aviation revenue discussed above, the Consumable Solutions divestiture, inflation and higher spending to support new platform growth.

Automation and Control Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales	$3,688	$3,196	$10,484	$9,036
% change compared with prior period	15%		16%
Segment profit	$430	$373	$1,148	$980
% change compared with prior period	15%		17%

          Automation and Control Solutions (“ACS”) sales increased by 15 percent in the third quarter of 2008 compared with the third quarter of 2007, including net growth from acquisitions and divestitures of 11 percent and 2 percent favorable impact of foreign exchange.

•

Sales in our Products businesses grew by 19 percent, including (i) the positive impact of acquisitions, most significantly Norcross Safety Products, Metrologic Instruments, Hand Held Products Inc. and Maxon Corporation, (ii) the favorable impact of foreign exchange, (iii) increased sales of our environmental and combustion control products, driven by new products and demand for energy efficient controls, including strong sales to retail channels and (iv) continued strong demand for our life safety products, particularly fire systems and sensors. These factors were partially offset by decreases in sales volume of our security and sensing and controls products, reflecting softness in the U.S. and Europe. Additionally, we are monitoring our short-cycle products businesses for signs of softening demand.

•

Sales in our Solutions businesses increased by 10 percent primarily due to (i) volume growth, driven by continued orders growth and strong conversion to sales from our orders backlog, and (ii) the favorable impact of foreign exchange.

          Automation and Control Solutions (“ACS”) sales increased by 16 percent in the first nine months of 2008 compared with the first nine months of 2007, including net growth from acquisitions and divestitures of 9 percent and 4 percent favorable impact of foreign exchange. This increase reflects sales growth in all regions.

•

Sales in our Products businesses grew by 18 percent, including (i) the positive impact of acquisitions, most significantly Norcross Safety Products, Hand Held Products Inc., Maxon Corporation and Metrologic Instruments, (ii) the favorable impact of foreign exchange, (iii) continued strong demand for our life safety products, particularly fire systems and sensors and (iv) increased sales of our environmental and combustion control products, driven by new products and demand for energy efficient controls, including growth across all regions. These factors were partially offset by decreases in sales volume of our security and sensing and controls products, reflecting softness in the U.S. and Europe.

•

Sales in our Solutions businesses increased by 13 percent primarily due to (i) volume growth, driven by continued orders growth and strong conversion to sales from our orders backlog (ii) the favorable impact of foreign exchange and (iii) the positive impact of acquisitions, most significantly Enraf Holding B.V.

          ACS segment profit increased by 15 percent in the third quarter of 2008 compared with the third quarter of 2007 and increased by 17 percent in the first nine months of 2008 compared with the first nine months of 2007. These increases are due principally to productivity savings, improved pricing, acquisitions and the favorable impact of foreign exchange, partially offset by inflation.

Specialty Materials

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales	$1,321	$1,211	$4,180	$3,626
% change compared with prior period	9%		15%
Segment profit	$158	$157	$609	$524
% change compared with prior period	1%		16%

          Specialty Materials sales increased by 9 percent in the third quarter of 2008 compared with the third quarter of 2007. This increase was primarily driven by increased pricing reflecting the pass-through of higher raw material costs and other pricing actions most significantly in Resins and Chemicals (including benefits from formula based pricing arrangements) and Fluorine Products with sales increase of 52 percent and 18 percent, respectively. These factors were partially offset by i) a 14 percent decrease in UOP sales primarily as a result of lower volume in its products business reflecting the anticipated decline in the third quarter of 2008 in light of shipments that occurred previously in 2008, and ii) the unfavorable impact of hurricanes Gustav and Ike on plant operations and logistics in the Gulf of Mexico region. This impact is expected to continue in the fourth quarter of 2008, most significantly with the shutdown of our Specialty Products Orange, Texas facility. We are in the initial stages of assessing the overall impact of these hurricanes as well as our potential insurance recoveries for both property damage and business interruption. We are seeing preliminary signs of slowing global demand for commodities such as caprolactam and ammonium sulfate and will continue to monitor these developments.

          Specialty Materials sales increased by 15 percent in the first nine months of 2008 compared with the first nine months of 2007 with growth in each of our businesses. These increases were primarily driven by (i) increased pricing reflecting the pass-through of higher raw material costs and other pricing actions (including benefits from formula based pricing arrangements), most significantly in Resins and Chemicals and Fluorine Products, (ii) a 35 percent increase in Resins and Chemicals sales due to increased pricing (as noted above) and higher volume due to improved plant performance, (iii) an 11 percent increase in UOP sales as a result of higher volume sales in its products and projects businesses principally due to strength in the refining and petrochemical industries.

          Specialty Materials segment profit increased by 1 percent in the third quarter of 2008 compared with the third quarter of 2007. This increase is due principally to increased Resins and Chemicals and Fluorine Products sales as a result of the factors discussed above and higher income from our joint ventures, substantially offset by lower UOP sales and the impacts of hurricanes Gustav and Ike. Overall, the effects of increased pricing reflecting the pass-through of higher raw material costs and other pricing actions (including benefits from formula based pricing arrangements) and productivity gains substantially offset raw material (most significantly sulfur) and other inflation.

          Specialty Materials segment profit increased by 16 percent in the first nine months of 2008 compared with the first nine months of 2007. This increase is due principally to increased Resins and Chemicals, UOP and Fluorine Products sales as a result of the factors discussed above and higher income from our joint ventures, partially offset by the impacts of hurricanes Gustav and Ike. Overall, the effects of increased pricing reflecting the pass-through of higher raw material costs and other pricing actions (including benefits from formula based pricing arrangements) and productivity gains more than offset raw material (most significantly sulfur) and other inflation and higher selling expenses.

Transportation Systems

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales	$1,156	$1,226	$3,759	$3,683
% change compared with prior period	(6%)		2%
Segment profit	$102	$124	$400	$437
% change compared with prior period	(18%)		(8%)

          Transportation Systems sales decreased by 6 percent in the third quarter of 2008 compared with the third quarter of 2007 primarily due to lower volumes, partially offset by the favorable impact of foreign exchange.

•

Turbo Technologies sales decreased by 9 percent primarily due to the decreased volume from a broad decline in vehicle production impacting sales to both our commercial and light vehicle engine manufacturers due to economic and industry conditions in the U.S. and Europe, partially offset by the favorable impact of foreign exchange. We also continue to see a shift in consumer preference towards lower displacement engines, as well as the delay of new platform launches.

•

Consumer Products Group (“CPG”) sales decreased by 4 percent primarily due to lower sales of automotive aftermarket products reflecting lower miles driven and the impact of lower consumer confidence on discretionary spending, partially offset by higher prices (primarily the pass through of ethylene glycol cost increases).

•	Friction Materials sales increased by 3 percent primarily due to the favorable impact of foreign exchange, partially offset by lower aftermarket product sales volume.

          Transportation Systems sales increased by 2 percent in the first nine months of 2008 compared with the first nine months of 2007, primarily due to the favorable impact of foreign exchange, partially offset by lower volumes.

•	Turbo Technologies sales increased by 4 percent primarily due to the favorable impact of foreign exchange partially offset by lower volumes due to the reasons discussed above.

•	CPG sales decreased by 7 percent primarily due to lower sales of automotive aftermarket products due to the reasons discussed above.

•	Friction Materials sales increased by 9 percent primarily due to the favorable impact of foreign exchange, partially offset by lower aftermarket product sales volume.

          Transportation Systems segment profit decreased by 18 percent in the third quarter of 2008 compared with the third quarter of 2007 and 8 percent in the first nine months of 2008 compared with the first nine months of 2007. These decreases were primarily due to volume declines, as discussed above, material and non-material cost inflation and investments in product development to support future

Turbo platforms. These factors were partially offset by increased productivity and the favorable impact of foreign exchange.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the third quarter and nine months ended September 30, 2008 and 2007. Our repositioning actions are expected to generate incremental pretax savings of approximately $100 million in 2008 compared with 2007 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $88 million in the first nine months of 2008 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $125 million in 2008 and will be funded through operating cash flows.

B.        LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007, are summarized as follows:

	2008	2007

Cash provided by (used for):
Operating activities	$2,532	$2,471

Investing activities	(1,670)	(905)

Financing activities	(363)	(1,045)
Effect of exchange rate changes on cash	(36)	42

Net increase in cash and cash equivalents	$463	$563

          Cash provided by operating activities increased by $61 million during the first nine months of 2008 compared with the first nine months of 2007 primarily due to increased earnings, lower cash payments for asbestos of $122 million, partially offset by higher cash tax payments of $255 million, decreased accrued expenses of $174 million (primarily advances from customers and deferred income), and an increase in working capital of $28 million (higher growth in inventory, partially offset by slower growth in accounts and other receivables and accounts payable).

          Cash used for investing activities increased by $765 million during the first nine months of 2008 compared with the first nine months of 2007 due primarily to a $1,542 million increase in cash paid for acquisitions (most significantly the acquisition of Norcross in the second quarter of 2008 and Metrologic in the third quarter of 2008) and increased expenditures for property, plant, and equipment of $95 million partially offset by increased proceeds from sales of businesses of $870 million (most significantly the divestiture of Consumable Solutions in the third quarter of 2008).

          Cash used for financing activities decreased by $682 million during the first nine months of 2008 compared with the first nine months of 2007 primarily due to a decrease in repurchases of common stock of $2,324 million partially offset by a decrease in net proceeds from debt (including commercial paper) of $1,230 million and a decrease in proceeds from issuance of common stock primarily related to stock option exercises of $375 million.

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

          Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. To date, the company has not experienced any limitations in our ability to access these sources of liquidity. We maintain $3.8 billion of committed bank revolving credit facilities in support of our commercial paper program, $2.8 billion of which is secured through 2012. We currently have no borrowings or letters of credit outstanding under these credit facilities. The credit facilities do not limit the Company’s ability to pay dividends and do not contain financial covenants.

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

          We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

          We are also monitoring the ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, primarily in our long cycle businesses.

          Through the nine months ended September 30, 2008, actual returns for our U.S. pension plans are significantly below our expected rate of return of 9 percent due to adverse conditions in the equity markets. Continued actual returns below this expected rate may impact the amount and timing of future contributions to these plans.

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

          In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (“B/E”) for $1.05 billion, consisting of approximately $901 million in cash and six million shares of B/E common stock. As discussed in Note 3 of Notes to Financial statements, this transaction resulted in a pre-tax gain of $623 million, $417 million net of tax. These proceeds, along with our other sources and uses of liquidity, as discussed above, were utilized to investment in our existing core businesses and fund acquisition activity, share repurchases and dividends.

          In July 2008, the Company completed the acquisition of Metrologic Instruments, Inc., a leading manufacturer of data capture and collection hardware and software, which will be integrated into our Automation and Control Solutions segment. The purchase price was approximately $715 million and was funded using a combination of available cash and commercial paper.

C.        OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of September 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on February 15, 2008.

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

          See our 2007 Annual Report on Form 10-K (Item 7A). As of September 30, 2008, there has been no material change in this information.

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

          Honeywell was a defendant in a lawsuit filed by the Arizona Attorney General’s office on behalf of the Arizona Department of Environmental Quality (ADEQ) which alleged failure to make required disclosures, as well as unrelated environmental violations. ADEQ also demanded penalties for alleged violations by Honeywell of the state’s underground storage tank regulations and other environmental violations at the Company’s aircraft engines plant in Phoenix, Arizona. In the third quarter of 2008, the Court approved a previously reported settlement between Honeywell and ADEQ that resolves all of the above allegations in return for payment by Honeywell of $5 million in penalties and a $1 million donation to the Western Governors’ Association Western Climate Initiative.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

          The following table summarizes Honeywell’s purchases of its common stock, par value $1 per share, for the three months ended September 30, 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

July 2008	10,825,000	$50.46	10,825,000	$1,736
August 2008	9,175,000	$51.44	9,175,000	$1,264
September 2008	—	—	—	$1,264

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

Honeywell International Inc.

Date:	October 17, 2008	By:	/s/ Talia M. Griep

Talia M. Griep
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 28, 2008 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed May 1, 2008)

3(ii)	By-laws of Honeywell International Inc., as amended September 26, 2008 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed October 2, 2008)

4	Omitted (Inapplicable)

10.1

Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003, and amended by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and amended by the attached amendment (filed herewith))

10.2

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (incorporated by reference to Honeywell’s Proxy Statement dated March 13, 2006, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934 and to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2006, and amended by Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2006 and amended by the attached amendment (filed herewith))

10.3

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002, and amended by the attached amendment (filed herewith))

10.4

Honeywell International Inc. Severance Plan for Senior Executives, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2003, and amended by Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended June 30, 2004 and amended by the attached amendment (filed herewith))

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