Form 10-K
period 2008-12-31
HONEYWELL INTERNATIONAL INC
filed 2009-02-13
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No  X

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $37.5 billion at June 30, 2008.

There were 735,181,035 shares of Common Stock outstanding at January 31, 2009.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 27, 2009.

PART I.

Item 1. Business

Honeywell International Inc. (Honeywell) is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, turbochargers, automotive products, specialty chemicals, electronic and advanced materials, and process technology for refining and petrochemicals and energy efficient products and solutions for homes, business and transportation. Honeywell was incorporated in Delaware in 1985.

We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its proxy statement for the 2009 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 12, 2009, and which will also be available free of charge on our website.

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

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 about the disclosure contained in this Annual Report on Form 10-K are included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report and are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”). Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 1, 2008, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Honeywell of the NYSE’s corporate governance listing standards as of that date.

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

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
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

Bosch Cherry Danfoss Eaton Emerson Endress & Hauser Holmes Invensys Johnson Controls Motorola Schneider Siemens United Technologies Yamatake

Security and life safety products and services

Security products and
 systems
Fire products and systems
Access controls and closed
 circuit television
Home health monitoring
 and nurse call systems
Gas detection products and
 systems
Emergency lighting
Distribution
Hand held imagers
Mobile and wireless
 computers
Personal protection
 equipment

OEMs
Retailers
Distributors
Commercial customers and
 homeowners served by
 the distributor, wholesaler,
 contractor, retail and
 utility channels
Health care organizations
Security monitoring service
 providers
Industrial, fire service, utility
 distributors and U.S.
 Government

Bosch Draeger GE Intermec Technologoes Mine Safety Appliances Motorola Pelco Phillips Riken Keiki Siemens Tyco United Technologies 3M, Sperian Protection, Hubbell Inc.

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
 metals, rubber, non-
 wovens and printing
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
Local governments
Public housing agencies
Airports

Ameresco GroupMac Ingersoll Rand Invensys Johnson Controls Local contractors and utilities Safegate Schneider Siemens Trane Thorn United Technologies

Specialty Materials

Our Specialty Materials segment is a global leader in providing customers with high-performance specialty materials, including hydrocarbon processing technologies, catalysts, adsorbents, equipment and services, fluorine products, specialty films and additives, advanced fibers and composites, intermediates, specialty chemicals, electronic materials and chemicals.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Resins & chemicals	Nylon polymer Caprolactam Ammonium sulfate Cyclohexanone Cyclophexanol (KA Oil)	Nylon for carpet fibers, engineered resins and packaging Fertilizer ingredients Specialty chemicals	BASF DSM

Hydrofluoric acid (HF)	Anhydrous and aqueous hydrofluoric acid	Fluorocarbons Steel Oil refining Chemical intermediates	Mexichem Flour Solvay

Fluorocarbons	Genetron® refrigerants, aerosol and insulation foam blowing agents Genesolv® solvents Oxyfume sterilant gases Ennovate 3000 blowing agent for refrigeration insulation	Refrigeration Air conditioning Polyurethane foam Precision cleaning Optical Appliances Hospitals Medical equipment manufacturers	Arkema Dupont Solvay Ineos

Fluorine specialties	Sulfur hexafluoride (SF6) Iodine pentafluoride (IF) Antimony pentafluoride (SbF5)	Electric utilities Magnesium gear manufacturers	Air Products Asahi Glass Solvay

Nuclear services	UF6 conversion services	Nuclear fuel Electric utilities	Cameco Comurhex Rosatom

Research and fine chemicals	Oxime-based fine chemicals Fluoroaromatics High-purity solvents	Agrichemicals Biotech	Avecia Degussa DSM E. Merck Thermo Fisher Scientific Lonza Sigma-Aldrich

Performance chemicals Imaging chemicals Chemical processing sealants	HF derivatives Fluoroaromatics Catalysts Oxime-silanes	Diverse by product type	Atotech BASF DSM

Advanced fibers & composites	High modulus polyethylene fiber and shield composites Aramid shield composites	Bullet resistant vests, helmets and other armor applications Cut-resistant gloves Rope & cordage	DuPont DSM Teijin

Specialty films	Cast nylon film Bi-axially oriented nylon film Fluoropolymer film	Food and pharmaceutical packaging	American Biaxis CFP Daikin Kolon Unitika

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Specialty additives	Polyethylene waxes Paraffin waxes and blends PVC lubricant systems Processing aids Luminescent pigments	Coatings and inks PVC pipe, siding & profiles Plastics Reflective coatings Safety & security applications	BASF Clariant Eastman

Electronic chemicals	Ultra high-purity HF Inorganic acids Hi-purity solvents	Semiconductors Photovoltaics	Air Products Arch E. Merck

Semiconductor materials and services	Interconnect-dielectrics Interconnect-metals Semiconductor packaging materials Advanced polymers Sapphire substrates Anti-reflective coatings Thermo-couples	Semiconductors Microelectronics Telecommunications	BASF Brewer Dow Corning Foxconn Japan Energy Kyocera Shinko

Catalysts, adsorbents and specialties	Catalysts Molecular sieves Adsorbents Customer catalyst manufacturing	Petroleum, refining, petrochemical, gas processing, and manufacturing industries	Axens BASF WR Grace Haldor Shell/Criterion

Process technology and equipment	Technology licensing and engineering design of process units and systems Engineered products Proprietary equipment Training and development of technical personnel	Petroleum refining, petrochemical, and gas processing	Axens BP/Amoco Exxon-Mobil Chevron Lummus Global Chicago Bridge & Iron Koch Glitsch Linde AG Natco Shaw Group Shell/SGS

Renewable fuels and chemicals	Technology licensing of Process, catalysts, absorbents, Refining equipment and Services for producing renewable-based fuels and chemicals	Agricultural products	Nestle Oy Lurgi

Transportation Systems

Our Transportation Systems segment is one of the leading manufacturers of engine boosting systems for passenger cars and commercial vehicles, as well as a leading provider of automotive care and braking products.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Charge-air systems	Turbochargers for gasoline and diesel engines	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Borg-Warner Holset IHI MHI

Thermal systems	Exhaust gas coolers Charge-air coolers Aluminum radiators Aluminum cooling modules	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Behr Modine Valeo

Aftermarket filters, spark plugs, electronic components and car care products	Oil, air, fuel, transmission and coolant filters PCV valves Spark plugs Wire and cable Antifreeze/coolant Windshield washer fluids Waxes, washes and specialty cleaners	Automotive and heavy vehicle aftermarket channels, OEMs and Original Equipment Service Providers (OES) Auto supply retailers Specialty installers Mass merchandisers	AC Delco Bosch Champion Mann & Hummel NGK Peak/Old World Industries Purolator STP/ArmorAll Turtle Wax Zerex/Valvoline

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Brake hard parts and other friction materials	Disc brake pads and shoes Drum brake linings Brake blocks Disc and drum brake components Brake hydraulic components Brake fluid Aircraft brake linings Railway linings	Automotive and heavy vehicle OEMs, OES, brake manufacturers and aftermarket channels Installers Railway and commercial/ military aircraft OEMs and brake manufacturers	Advics Akebono Federal-Mogul ITT Corp JBI Nisshinbo TMD Friction

Aerospace Sales

Our sales to aerospace customers were 35 percent of our total sales in each of 2008, 2007 and 2006, respectively. Our sales to commercial aerospace original equipment manufacturers were 9, 10 and 10 percent of our total sales in 2008, 2007 and 2006, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 11 percent of our total sales in each of 2008, 2007 and 2006. Our Aerospace results of operations can be impacted by various industry and economic conditions. See “Item 1A. Risk Factors.”

U.S. Government Sales

Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $4,240, $4,011 and $3,688 million in 2008, 2007 and 2006, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $3,412, $3,192 and $3,052 million in 2008, 2007 and 2006, respectively. U.S. defense spending increased in 2008 and is also expected to increase in 2009. We do not expect to be significantly affected by any proposed changes in 2009 federal spending due principally to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs). Our contracts with the U.S. Government are subject to audits, investigations, and termination by the government. See “Item 1A. Risk Factors.”

Backlog

Our total backlog at December 31, 2008 and 2007 was $12,972 and $12,303 million, respectively. We anticipate that approximately $9,480 million of the 2008 backlog will be filled in 2009. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

Competition

We are subject to active competition in substantially all product and service areas. Competition is expected to continue in all geographic regions. Competitive conditions vary widely among the thousands of products and services provided by us, and vary by country. Depending on the particular customer or market involved, our businesses compete on a variety of factors, such as price, quality, reliability, delivery, customer service, performance, applied technology, product innovation and product recognition. Brand identity, service to customers and quality are generally important competitive factors for our products and services, and there is considerable price competition. Other competitive factors for certain products include breadth of product line, research and development efforts and technical and managerial capability. While our competitive position varies among our products and services, we believe we are a significant competitor in each of our major product and service classes. However, a number of our products and services are sold in competition with those of a large number of other companies, some of which have substantial financial resources and significant technological capabilities. In addition, some of our products compete with the captive component divisions of original equipment manufacturers. See Item 1A “Risk Factors” for further discussion.

International Operations

We are engaged in manufacturing, sales, service and research and development mainly in the United States, Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 10, 10 and 11 percent of our total sales in 2008, 2007 and 2006, respectively. Foreign manufactured products and services, mainly in Europe, were 39, 39 and 37 percent of our total sales in 2008, 2007 and 2006, respectively.

Approximately 19 percent of total 2008 sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Canada, Asia and Latin America. Foreign manufactured products and systems and performance of services comprised approximately 14 percent of total 2008 Aerospace sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Canada and Asia.

Approximately 2 percent of total 2008 sales of Automation and Control Solutions products were exports of U.S. manufactured products. Foreign manufactured products and performance of services accounted for 57 percent of total 2008 Automation and Control Solutions sales. The principal manufacturing facilities outside the U.S. are in Europe with less significant operations in Asia and Canada.

Approximately 14 percent of total 2008 sales of Specialty Materials products and services were exports of U.S. manufactured products. Exports were principally made to Asia and Latin America. Foreign manufactured products and performance of services comprised 24 percent of total 2008 Specialty Materials sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

Exports of U.S. manufactured products comprised 1 percent of total 2008 sales of Transportation Systems products. Foreign manufactured products accounted for 71 percent of total 2008 sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Latin America.

Financial information including net sales and long-lived assets related to geographic areas is included in Note 24 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. Information regarding the economic, political, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Raw Materials

The principal raw materials used in our operations are generally readily available. We experienced no significant problems in the purchase of key raw materials and commodities in 2008. We are not dependent on any one supplier for a material amount of our raw materials, except related to phenol, a raw material used in our Specialty Materials segment. We purchase phenol under a supply agreement with one supplier. We have no reason to believe there is any material risk to this supply.

The costs of certain key raw materials, including natural gas, benzene (the key component in phenol), ethylene, fluorspar and sulfur in our Specialty Materials business, steel, nickel, other metals and ethylene glycol in our Transportation Systems business, and nickel, titanium and other metals in our Aerospace business, are expected to remain volatile. In addition, in 2008 certain large long-term fixed supplier price agreements expired, primarily relating to components used by our Aerospace business, which in the aggregate, subjected us to higher volatility in certain component costs. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We have no reason to believe a shortage of raw materials will cause any material adverse impact during 2009. See “Item 1A. Risk Factors” for further discussion.

We are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers. In addition, many major components and product equipment items are procured or subcontracted on a single-source basis with a number of domestic and foreign companies. We maintain a qualification and performance surveillance process to control risk associated with such reliance on third parties. While we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Furthermore, the inability of these suppliers to meet their quality and/or delivery commitments to us, due to bankruptcy, natural disasters or any other reason, may result in significant costs and delay, including those in connection with the required recertification of parts from new suppliers with our customers or regulatory agencies.

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

We have registered trademarks for a number of our products and services, including Honeywell, Aclar, Ademco, Autolite, Bendix, Enovate, Fire-Lite, FRAM, Garrett, Genetron, Hand Held, Holts, Jurid, Metrologic, MK, North, Notifier, Novar, Prestone, Redex, Simoniz, Spectra, System Sensor and UOP.

Research and Development

Our research activities are directed toward the discovery and development of new products, technologies and processes and the development of new uses for existing products. The Company has research and development activities in the U.S., Europe, India and China.

Research and development (R&D) expense totaled $1,543, $1,459 and $1,411 million in 2008, 2007 and 2006, respectively. The increase in R&D expense in 2008 compared to 2007 of 6 percent was mainly due to additional product, design and development costs in Automation and Control Solutions, increased expenditures on the development of products for new aircraft platforms and increased expenditures on the development of turbocharging systems for new platforms. The increase in R&D expense in 2007 compared to 2006 of 3 percent was mainly due to additional product, design and development costs in Automation and Control Solutions and increased expenditures on the development of turbocharging systems for new platforms. Customer-sponsored (principally the U.S. Government) R&D activities amounted to an additional $903, $881 and $777 million in 2008, 2007 and 2006, respectively.

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

We are and have been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous by one or more regulatory agencies. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury, and that our handling, manufacture, use and disposal of these substances are in accord with environmental and safety laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use or disposal of these substances.

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

Employees

We have approximately 128,000 employees at December 31, 2008, of which approximately 58,000 were located in the United States.

Item 1A. Risk Factors

Cautionary Statement about Forward-Looking Statements

We have described many of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the overview of the Company and each of our segments and the discussion of their respective economic and other factors and areas of focus for 2009. These sections and other parts of this report (including this Item 1A) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near-and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below.

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

The operating results of our segments are impacted by general global industry and economic conditions that can cause changes in spending and capital investment patterns, demand for our products and services and the level of our manufacturing and shipping costs. The operating results of our Aerospace segment, which generated 35 percent of our consolidated revenues in 2008, are directly tied to cyclical industry and economic conditions, including global demand for air travel as reflected in new aircraft production, the deferral or cancellation of orders for new aircraft, delays in launch schedules for new aircraft platforms, the retirement of older aircraft, global flying hours, and business and general aviation aircraft utilization rates, as well as changes in customer buying patterns with respect to aftermarket parts, supplier consolidation, factory transitions, capacity constraints, and the level and mix of U.S. Government appropriations for defense and space programs (as further discussed in other risk factors below). The challenging operating environment faced by the commercial airline industry is expected to continue and may be influenced by a wide variety of factors including declining global flying hours, aircraft fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns as well as changes in regulations. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our Aerospace aftermarket sales and margins. The operating results of our Automation and Control Solutions (ACS) segment, which generated 38 percent of our consolidated revenues in 2008, are impacted by the level of global residential and commercial construction (including retrofits and upgrades), capital spending and operating expenditures on building and process automation, industrial plant capacity utilization and expansion, and global economic growth rates. Specialty Materials’ operating results, which generated 14 percent of our consolidated revenues in 2008, are impacted by global economic growth rates, capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, and commodity demand volatility. Transportation Systems’ operating results, which generated 13 percent of our consolidated revenues in 2008, are impacted by global production and demand for automobiles and trucks equipped with turbochargers, regulatory changes regarding automobile and truck emissions and fuel economy, delays in launch schedules for new automotive platforms, and consumer demand and spending for automotive aftermarket and car care products. The challenging operating environment faced by global automotive and truck manufacturers is expected to continue and may be influenced by a wide variety of factors, including access to and terms of government assistance, ability to reduce record high inventory levels, ability to reduce operating costs, and the ability of consumers to obtain financing for new vehicle purchases. Each of the segments is impacted by volatility in raw material prices (as further described below) and non-material inflation.

Raw material price fluctuations and the ability of key suppliers to meet quality and delivery requirements can increase the cost of our products and services and impact our ability to meet commitments to customers.

The cost of raw materials is a key element in the cost of our products, particularly in our Specialty Materials (benzene (the key component in phenol), natural gas, ethylene, fluorspar and sulfur), Transportation Systems (nickel, steel, other metals and ethylene glycol) and Aerospace (nickel, titanium and other metals) segments. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

Our manufacturing operations are also highly dependent upon the delivery of materials (including raw materials) by outside suppliers and their assembly of major components and subsystems used in our products in a timely manner and in full compliance with purchase order terms and conditions, quality standards, and applicable laws and regulations. In addition, many major components and product equipment items are procured or subcontracted on a single-source basis; in limited circumstances these suppliers are the sole source of the component or equipment. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. Our suppliers may fail to perform according to specifications as and when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. The supply chains for our businesses could also be disrupted by external events such as natural disasters, extreme weather events, pandemic health issues, terrorist actions, labor disputes or governmental actions. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships. Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. In addition, because our businesses cannot always immediately adapt their cost structure to changing market conditions, our manufacturing capacity for certain products may at times exceed or fall short of our production requirements, which could adversely impact our operating costs, profitability and customer and supplier relationships.

Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (iv) develop, manufacture and bring products to market quickly and cost-effectively, and (v) develop and retain individuals with the requisite expertise.

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

Our international operations, including U.S. exports, comprise a growing proportion of our operating results. Our strategy calls for increasing sales to and operations in overseas markets, including developing markets such as Mexico, China, India and the Middle East. In 2008, 49 percent of our total sales (including products manufactured in the U.S. and in international locations) were outside of the U.S. including 29 percent in Europe and 10 percent in Asia. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes and trade restrictions), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability, our ability to hire and maintain qualified staff in these regions and maintaining the safety of our employees. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

As we continue to grow our businesses internationally, our operating results could be increasingly affected by the relative strength of the European and Asian economies and the impact of exchange rate fluctuations. We do have a policy to reduce the risk of volatility through hedging activities, but such activities bear a financial cost and may not always be available to us and may not be successful in eliminating such volatility.

We may be required to recognize impairment charges for our long-lived assets or available for sale investments.

At December 31, 2008, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) and available for sale securities totaled approximately $17.4 billion and $0.1 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. An other than temporary decline in the market value of our available for sale securities may also result in an impairment charge. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareowners’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

A change in the level of U.S. Government defense and space funding or the mix of programs to which such funding is allocated could adversely impact sales of Aerospace’s defense and space-related product and services.

Sales of our defense and space-related products and services are largely dependent upon government budgets, particularly the U.S. defense budget. Sales as a prime contractor and subcontractor to the U.S. Department of Defense comprised approximately 27 and 9 percent of Aerospace and total sales, respectively, for the year ended December 31, 2008. Although U.S. defense spending increased in 2008 and is expected to increase again in 2009, we cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2010 and subsequent budgets ultimately approved by Congress, or be included in the scope of separate supplemental appropriations. We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift in defense or space spending to programs in which we do not participate and/or reductions in funding for or termination of existing programs could adversely impact our results of operations.

As a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.

In addition to normal business risks, companies like Honeywell that supply military and other equipment to the U.S. Government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies that reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, necessity for constant design improvements, intense competition for U.S. Government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and other factors characteristic of the industry, such as contract award protests and delays in the timing of contract approvals. Changes are customary over the life of U.S. Government contracts, particularly development contracts, and generally result in adjustments of contract prices.

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

Our reputation and ability to do business may be impacted by the improper conduct of employees, agents or business partners.

We cannot ensure that our extensive compliance controls, policies and procedures will in all instances protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which the Company operates, including laws governing payments to government officials, competition and data privacy. Any improper actions could subject us to civil or criminal investigations, monetary and non-monetary penalties and could adversely impact our ability to conduct business, results of operations and reputation.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations. Safety and performance regulations (including mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft), product certification requirements and government procurement practices can impact Aerospace sales, research and development expenditures, operating costs and profitability. The demand for and cost of providing Automation and Control Solutions products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Specialty Materials’ results of operations can be affected by environmental (e.g. government regulation of fluorocarbons), safety and energy efficiency standards and regulations, while emissions and energy efficiency standards and regulations can impact the demand for turbochargers in our Transportation Systems segment. Legislation or regulations regarding areas such as labor and employment, employee benefit plans, tax, health and safety matters, import, export and trade, intellectual property, product certification, product liability and environmental remediation may impact the results of each of our operating segments and our consolidated results.

Completed acquisitions may not perform as anticipated or be integrated as planned, and divestitures may not occur as planned.

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, (ii) the discovery of unanticipated issues or liabilities, (iii) the failure to integrate acquired businesses into Honeywell on schedule and/or to achieve synergies in the planned amount or within the expected timeframe, (iv) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions and within the expected timeframe, and (v) the degree of protection provided by indemnities from sellers of acquired companies and the obligations under indemnities provided to purchasers of our divested businesses.

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

Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures. We have incurred remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, or the imposition of new clean-up requirements or remedial techniques could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Our expenses include significant costs related to employee health and retiree health and pension benefits.

With approximately 128,000 employees, including approximately 58,000 in the U.S., our expenses relating to employee health and retiree health and pension benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health-care costs, volatility in investment returns and discount rates, as well as changes in other assumptions used to calculate retiree health and pension benefit expenses, may adversely affect our financial position, results of operations or require significant contributions to our pension plans.

Additional tax expense or additional tax exposures could affect our future profitability

We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. In 2008, our tax expense represented 26.5 percent of our income before tax, and includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could effect the valuation of our deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

Volatility of credit markets or macro-economic factors could adversely affect our business

Changes in U.S. and global financial and equity markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. In addition, our borrowing costs can be affected by short and long-term ratings assigned by independent rating agencies. A decrease in these ratings could increase our cost of borrowing.

The current tightening of credit could also adversely affect our customers’ ability to obtain financing, primarily in our long cycle businesses and airline industry operations. Delays in our customers’ ability to obtain financing, or the unavailability of financing could adversely affect our results of operations. The inability of our suppliers to obtain financing could result in the need to transition to alternate suppliers, which could result in significant incremental cost and delay, as discussed above. Lastly, the disruptions in the U.S. and global financial markets could impact the financial institutions with which we do business.

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

Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

Aerospace
Anniston, AL (leased) Glendale, AZ (leased) Phoenix, AZ Tempe, AZ Tucson, AZ Torrance, CA Clearwater, FL	South Bend, IN Olathe, KS Minneapolis, MN Plymouth, MN Rocky Mount, NC Albuquerque, NM	Urbana, OH Greer, SC Toronto, Canada Raunheim, Germany Singapore (leased) Yeovil, UK (leased)
Automation and Control Solutions
Phoenix, AZ (leased) San Diego, CA (leased) Northford, CT Freeport, IL	Golden Valley, MN Skaneateles Falls, NY (leased) Mosbach, Germany Neuss, Germany Schonaich, Germany	Chihuahua, Mexico Juarez, Mexico (partially leased) Tijuana, Mexico (leased) Emmen, Netherlands Newhouse, Scotland
Specialty Materials
Mobile, AL Des Plaines, IL Metropolis, IL Baton Rouge, LA	Geismar, LA Shreveport, LA Pottsville, PA Orange, TX Chesterfield, VA	Colonial Heights, VA Hopewell, VA Spokane, WA Seelze, Germany
Transportation Systems
Shanghai, China Conde, France Glinde, Germany Waterford, Ireland	Atessa, Italy Kodama, Japan Ansan, Korea (leased)	Mexicali, Mexico (partially leased) Barcelona, Spain

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

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
David M. Cote (a), 56 2002	Chairman of the Board and Chief Executive Officer since July 2002.
Adriane M. Brown, 50 2005	President and Chief Executive Officer Transportation Systems since January 2005. Vice President and General Manager of Engine Systems & Accessories from September 2001 to December 2004.
Roger Fradin, 55 2004	President and Chief Executive Officer Automation and Control Solutions since January 2004.
Robert J. Gillette, 48 2001	President and Chief Executive Officer Aerospace since January 2005. President and Chief Executive Officer Transportation Systems from July 2001 to December 2004.
Andreas C. Kramvis, 56 2008	President and Chief Executive Officer Specialty Materials since March 2008. President of Environmental and Combustion Controls from September 2002 to February 2008.
David J. Anderson, 59 2003	Senior Vice President and Chief Financial Officer since June 2003.
Larry E. Kittelberger, 60 2001	Senior Vice President Technology and Operations since October 2006. Senior Vice President Administration and Chief Information Officer from August 2001 to October 2006.
Peter M. Kreindler, 63 1992	Senior Vice President, Government and Regulatory Affairs since September 2008. Senior Vice President and General Counsel from January 1992 to August 2008.
Mark R. James, 47 2007

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

The number of record holders of our common stock at December 31, 2008 was 66,634.

Honeywell did not purchase any of its common stock, par value $1 per share, for the quarter ending December 31, 2008. Honeywell purchased a total of 27,400,000 shares of common stock in 2008. Under the Company’s previously reported $3.0 billion share repurchase program, $1.3 billion remained available as of December 31, 2008 for additional share repurchases. The amount and timing of future repurchases may vary depending on market conditions and the level of operating and other investing activities.

Performance Graph

The following graph compares the five-year cumulative total return on our Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and a composite of Standard & Poor’s Aerospace and Defense and Industrial Conglomerates indices, on an equally weighted basis (the “Composite Index”). The selection and weighting of the Aerospace and Defense component of the Composite Index was deemed appropriate in light of the fact that Honeywell’s Aerospace segment has accounted for, on average, approximately 50% of our aggregate segment profit over the past three completed fiscal years. The selection and weighting of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell and their contribution to our overall segment profits. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2003 and that all dividends were reinvested.

HONEYWELL INTERNATIONAL INC.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$36,556	$34,589	$31,367	$27,652	$25,593
Income from continuing operations	2,792	2,444	2,078	1,564	1,246
Per Common Share
Earnings from continuing operations:
Basic	3.79	3.20	2.53	1.85	1.45
Assuming dilution	3.76	3.16	2.51	1.84	1.45
Dividends	1.10	1.00	0.9075	0.825	0.75
Financial Position at Year-End
Property, plant and equipment—net	4,934	4,985	4,797	4,658	4,331
Total assets	35,490	33,805	30,941	31,633	30,570
Short-term debt	2,510	2,238	1,154	2,024	1,204
Long-term debt	5,865	5,419	3,909	3,082	4,069
Total debt	8,375	7,657	5,063	5,106	5,273
Shareowners’ equity(1)	7,187	9,222	9,720	10,762	10,777

(1)

For the year ended December 31, 2006 shareowners’ equity includes a reduction of $1,512 related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three years ended December 31, 2008. All references to Notes relate to Notes to the Financial Statements in “Item 8—Financial Statements and Supplementary Data”.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2008	2007	2006
	(Dollars in millions)
Net sales	$36,556	$34,589	$31,367
% change compared with prior year	6%	10%

The change in net sales in 2008 and 2007 is attributable to the following:

	2008 Versus 2007	2007 Versus 2006
Price	2%	1%
Volume	—	6
Foreign Exchange	1	2
Acquisitions/Divestitures	3	1

	6%	10%

The increase in full year 2008 sales was partially offset by a 6 percent decrease in sales during the fourth quarter of 2008 compared to the prior year period. A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2008	2007	2006
	(Dollars in millions)
Cost of products and services sold	$27,994	$26,300	$24,096
Gross margin %	23.4%	24.0%	23.2%

Gross margin decreased by 0.6 of a percentage point in 2008 compared with 2007 primarily due to (i) higher repositioning charges and (ii) decreases of 2.2 and 1.4 percent, respectively, in our Transportation Systems and Specialty Materials segments, primarily due to lower sales volume, partially offset by (i) lower pension and other post retirement benefits expense, (ii) higher margins in our Automation and Controls Solutions segment of 0.8 of a percentage point mainly resulting from productivity savings, and (iii) higher margins in our Aerospace segment of 0.2 of a percentage point mainly resulting from sales volume growth and increased prices. We expect pension and other post retirement expense to increase in 2009.

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

For further discussion of segment results, see “Review of Business Segments”.

Selling, General and Administrative Expenses

	2008	2007	2006
	(Dollars in millions)
Selling, general and administrative expenses	$5,033	$4,565	$4,210
Percent of sales	13.8%	13.2%	13.4%

Selling general and administrative expenses (SG&A) as a percentage of sales increased by 0.6 of a percentage point in 2008 compared with 2007. The increase was primarily due to higher SG&A in our Automation and Control Solutions segment mainly due to acquisitions, partially offset by decreases in SG&A in our Specialty Materials and Aerospace segments mainly due to cost savings initiatives and the positive impact of prior repositioning actions.

SG&A as a percentage of sales decreased by 0.2 of a percentage point in 2007 compared with 2006. SG&A as a percentage of sales decreased in all of our segments primarily due to the benefits from cost savings initiatives and the positive impact of prior repositioning actions. A reduction of 0.1 of a percentage point from lower pension and other post retirement benefits expense was offset by higher repositioning costs.

Other (Income)/Expense

	2008	2007	2006
	(Dollars in millions)
Gain on sale of non-strategic businesses and assets	$(635)	$(19)	$(30)
Equity (income)/loss of affiliated companies	(63)	(10)	(13)
Interest income	(102)	(81)	(94)
Foreign exchange	52	34	18
Other (net)	20	23	8

Total	$(728)	$(53)	$(111)

Other income increased by $675 million in 2008 compared to 2007 primarily due to a higher gain on sale of non-strategic businesses and assets representing the sale of our Consumables Solutions business and higher income from equity method investments (mainly in our Specialty Material segment).

Other income decreased by $58 million, or 52 percent in 2007 compared to 2006 primarily as a result of lower interest income due to interest received on a favorable tax settlement in 2006 and higher foreign exchange losses due to changes in exchange rates.

Interest and Other Financial Charges

	2008	2007	2006
	(Dollars in millions)
Interest and other financial charges	$456	$456	$374
% change compared with prior year	—%	22%

Interest and other financial charges were flat in 2008 compared to 2007 due to higher debt balances offset by lower borrowing costs. Interest and other financial charges increased by 22 percent in 2007 compared with 2006, due to higher debt balances and higher borrowing costs.

Tax Expense

	2008	2007	2006
	(Dollars in millions)
Tax expense	$1,009	$877	$720
Effective tax rate	26.5%	26.4%	25.7%

The effective tax rate increased by 0.1 of a percentage point in 2008 compared with 2007 due principally to a higher overall state effective tax rate and a decreased impact from the settlement of audits, partially offset by a decrease in the foreign effective tax rate. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign tax rates.

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

In 2009, the effective tax could change based upon the Company’s operating results and the outcome of tax positions taken regarding previously filed tax returns currently under audit by various Federal, State and foreign tax authorities, several of which may be utilized in the foreseeable future. The Company believes that it has adequate reserves for these matters, the outcome of which could materially impact the results of operations and operating cash flows in the period they are resolved.

Income From Continuing Operations

	2008	2007	2006
	(Dollars in millions, except per share amounts)
Income from continuing operations	$2,792	$2,444	$2,078
Earnings per share of common stock—assuming dilution	$3.76	$3.16	$2.51

The increase of $0.60 in earnings (diluted) per share from continuing operations in 2008 compared with 2007 primarily relates to (i) the gain on sale of the Consumables Solutions business, (ii) lower pension and other post retirement expense, (iii) an increase in segment profit (most significantly in Automation and Control Solutions and Aerospace, partially offset by a decline in Transportation Systems segment profit) and (iv) a reduction in the number of shares outstanding due to share repurchases, partially offset by increased repositioning costs.

The increase of $0.65 in earnings (diluted) per share from continuing operations in 2007 compared with 2006 primarily relates to an increase in segment profit (most significantly in Aerospace and Automation and Control Solutions), a reduction in the number of shares outstanding due to share repurchases, and lower pension and other post retirement expense, partially offset by increased repositioning costs.

For further discussion of segment results, see “Review of Business Segments”.

Income From Discontinued Operations

Income from discontinued operations of $5 million, or $0.01 earnings per share (diluted) in 2006 relates to the operating results of the Indalex business which was sold in February 2006 to Sun Capital Partners, Inc.

BUSINESS OVERVIEW

This Business Overview provides a summary of Honeywell and its four reportable operating segments (Aerospace, Automation and Control Solutions, Specialty Materials and Transportation Systems), including their respective areas of focus for 2009 and the relevant economic and other factors impacting their results, and a discussion of each segment’s results for the three years ended December 31, 2008. Each of these segments is comprised of various product and service classes that serve multiple end markets. See Note 23 to the financial statements for further information on our reportable segments and our definition of segment profit.

Economic and Other Factors

In addition to the factors listed below with respect to each of our operating segments, our consolidated operating results are principally driven by:

•	Impact of global economic growth rates (US, Europe and emerging regions) and industry conditions on demand in our key end markets;

•	Overall sales mix, in particular the mix of Aerospace original equipment and aftermarket sales and the mix of Automation and Control Solutions (ACS) products and services sales;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The impact of the pension discount rate on pension expense and pension asset returns on funding requirements; and

•	The impact of changes in foreign currency exchange rate, particularly the US dollar-Euro exchange rate.

Areas of Focus for 2009

The areas of focus for 2009, which are generally applicable to each of our operating segments, include:

•	Driving profitable growth by building innovative products that address customer needs;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion, especially focused on emerging regions in China, India and the Middle East;

•	Proactively managing raw material costs through formula and long term supply agreements, price increases and hedging activities, where feasible;

•

Driving cash flow conversion through effective working capital management and capital investment in our businesses, thereby enabling liquidity, repayment of debt, strategic acquisitions, and the ability to return value to shareholders;

•

Actively monitoring trends in short-cycle end markets, such as the Transportations Systems turbo business, ACS products businesses, Aerospace business and general aviation aftermarket and Specialty Materials resins and chemicals, and continuing to take proactive cost actions;

•	Align and prioritize investments in long-term growth vs. short-term demand volatility;

•	Driving productivity savings through execution of repositioning actions;

•	Actively reducing discretionary spending with focus on non-customer related costs;

•	Proactively managing capacity utilization, supply chain and inventory demand while achieving customer satisfaction;

•

Utilizing our enablers Honeywell Operating System (HOS), Functional Transformation and Velocity Product Development (VPD) to standardize the way we work, increase quality and reduce the costs of product manufacturing, reduce costs and enhance the quality of our administrative functions and improve business operations through investments in systems and process improvements;

•

Monitoring both suppliers and customers for signs of liquidity constraints, limiting exposure to any resulting inability to meet delivery commitments or pay amounts due, and identifying alternate sources of supply as necessary; and

•	Managing Corporate costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and our tax expense.

Review of Business Segments

	2008	2007	2006
	(Dollars in millions)
Net Sales
Aerospace	$12,650	$12,236	$11,124
Automation and Control Solutions	14,018	12,478	11,020
Specialty Materials	5,266	4,866	4,631
Transportation Systems	4,622	5,009	4,592
Corporate	—	—	—

	$36,556	$34,589	$31,367

Segment Profit
Aerospace	$2,300	$2,197	$1,892
Automation and Control Solutions	1,622	1,405	1,223
Specialty Materials	721	658	568
Transportation Systems	406	583	574
Corporate	(204)	(189)	(177)

	$4,845	$4,654	$4,080

A reconciliation of segment profit to income from continuing operations before taxes follows:

	2008	2007	2006
	(Dollars in millions)
Segment profit	$4,845	$4,654	$4,080
Other income (expense)(1)	665	53	111
Interest and other financial charges	(456)	(456)	(374)
Stock compensation expense(2),(3)	(128)	(65)	(77)
Pension and other postretirement benefits (expense)(2)	(113)	(322)	(459)
Repositioning and other charges(2)	(1,012)	(543)	(483)

Income from continuing operations before taxes	$3,801	$3,321	$2,798

(1)

Equity income/(loss) of affiliated companies was included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense) as presented above includes equity income/(loss) of affiliated companies of $10 and $13 million for the years ended December 31, 2007 and 2006, respectively.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(3)

Costs associated with restricted stock units (“RSU”) were excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $112 and $106 million for the years ended December 31, 2007 and 2006, respectively. Stock option expense is included for all periods presented.

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

Economic and Other Factors

Aerospace operating results are principally driven by:

•

New aircraft production rates and delivery schedules set by commercial air transport, regional jet, business and general aviation OE manufacturers, as well as airline profitability and retirement of aircraft from service;

•

Global demand for commercial air travel as reflected in global flying hours and utilization rates for corporate and general aviation aircraft, as well as the demand for spare parts and maintenance and repair services for aircraft currently in use;

•	Level and mix of U.S. Government appropriations for defense and space programs and military activity; and

•	Availability and price volatility of raw materials such as titanium and other metals.

Results of Operations

	2008	2007	2006
	(Dollars in millions)
Net sales	$12,650	$12,236	$11,124
% change compared with prior year	3%	10%
Segment profit	$2,300	$2,197	$1,892
% change compared with prior year	5%	16%

Aerospace sales by major customer end-markets were as follows:

Customer End-Markets	% of Aerospace Sales			% Change in Sales
	2008	2007	2006	2008 Versus 2007	2007 Versus 2006
Commercial:
Air transport and regional original equipment	14%	16%	16%	(6)%	10%
Air transport and regional aftermarket	23	22	22	4	8
Business and general aviation original equipment	11	11	12	5	16
Business and general aviation aftermarket	10	10	10	6	16
Defense and Space	42	41	40	6	8

Total	100%	100%	100%	3%	10%

2008 compared with 2007

Aerospace sales increased by 3 percent in 2008. Details regarding the net increase in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales decreased by 6 percent in 2008. The decrease is driven by the sale of our Consumables Solutions business, partially offset by increased deliveries to our air transport customers, notwithstanding a decrease in total aircraft production rates at major OEM’s mainly due to a strike at a major OEM, which was settled in the fourth quarter. We expect sales to OE customers to decline in the first quarter of 2009 due to reduced delivery schedules in light of order deferrals and cancellations and platform mix.

•

Air transport and regional aftermarket sales increased by 4 percent in 2008 primarily due to increased volume, the price of spare parts and aftermarket growth driven by flight hour growth. Consistent with our previously reported expectations, the growth rate in global flying hours slowed to 3 percent in 2008, including a 2 percent decline in the fourth quarter and is expected to decline further in the first quarter of 2009. In addition, aftermarket customers may change buying patterns and reduce inventory levels.

•

Business and general aviation OE sales increased by 5 percent in 2008 due to continued demand in the business jet end market as evidenced by an increase in new business jet deliveries (which is expected to decline in the first quarter of 2009), improved pricing and continued additions to the fractional ownership and charter fleets (which is expected to decline in the first quarter of 2009). In 2008 sales to this end-market primarily consisted of sales of Primus Epic integrated avionics systems and the TFE 731 and HTF 7000 engines.

•

Business and general aviation aftermarket sales increased by 6 percent in 2008. The increase was primarily due to increased revenue under maintenance service agreements and higher sales of spare parts both of which are expected to decline in the first quarter of 2009, consistent with the expected decrease in business jet utilization.

•

Defense and space sales increased by 6 percent in 2008. The increase was primarily due to logistics services (including the positive impact of the acquisition of Dimensions International, a defense logistics business), helicopter OE sales, an increase in government funded engineering related to the Orion (CEV) program, higher sales of specialty foam insulation, certain surface systems and classified space programs.

Aerospace segment profit increased by 5 percent in 2008 compared to 2007 due primarily to increased prices, productivity and sales volume growth. These increases are partially offset by inflation, the Consumable Solutions divestiture and higher spending to support new platform growth. We expect segment profit to decline in the first quarter of 2009 primarily due to the expected adverse sales impacts noted above.

2007 compared with 2006

Aerospace sales increased by 10 percent in 2007. Details regarding the net increase in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased by 10 percent in 2007 compared to 2006. This increase was driven by increased deliveries to air transport customers primarily due to higher aircraft production rates at major OE manufacturers.

•

Air transport and regional aftermarket sales increased by 8 percent in 2007. The increase was a result of increased sales volumes and price of spare parts and maintenance activity relating to the approximately 6 percent increase in global flying hours.

•

Business and general aviation OE sales increased by 16 percent in 2007. The increase is due to continued demand in the business jet end market as evidenced by an increase in new business jet deliveries, as well as the launch of new aircraft platforms. Sales to this end-market primarily consisted of sales of Primus Epic integrated avionics systems and the TFE 731 and HTF 7000 engines.

•	Business and general aviation aftermarket sales increased by 16 percent in 2007. The was primarily due to increased revenue under maintenance service agreements and higher sales of spare parts.

•

Defense and space sales increased by 8 percent in 2007. The increase was primarily due to higher sales of surface systems, a 2 percent positive impact of the acquisition of Dimensions International and an increase in space sales, including engineering activities relating to the Orion (CEV) program.

Aerospace segment profit increased by 16 percent in 2007 compared to 2006 due primarily to sales volume growth, increased prices and productivity, partially offset by inflation.

2009 Areas of Focus

Aerospace’s primary areas of focus for 2009 include:

•	Focus on cost structure initiatives to maintain profitability in the face of challenging conditions in the aerospace industry, such as lower flight hours and order deferrals and cancellations;

•	Aligning inventory, production and research and development with customer demand and production schedules;

•	Pursuit of new defense and space platforms and growth opportunities;

•	Continuing to design equipment that enhances the safety, performance and durability of aerospace and defense equipment, while reducing weight and operating costs; and

•	Delivering world-class customer service and achieving cycle and lead time reduction to improve responsiveness to customer demand.

Automation and Control Solutions (ACS)

Overview

ACS provides innovative solutions that make homes, buildings, industrial sites and infrastructure more efficient, safe and comfortable. Our ACS products and services include controls for heating, cooling, indoor air quality, ventilation, humidification, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; personal protection equipment; access control; video surveillance; remote patient monitoring systems; products for automatic identification and data collection, installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive; and automation and control solutions for industrial plants, including advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings.

Economic and Other Factors

ACS’s operating results are principally driven by:

•	The growth of global commercial construction (including retrofits and upgrades);

•	Demand for residential security and environmental control retrofits and upgrades;

•	Demand for energy efficient products and solutions;

•	Industrial production;

•	Government and public sector spending;

•	U.S. and European economic conditions;

•	Economic growth rates in developed (U.S. and Europe) and emerging markets;

•	The strength of capital and operating spending on process (including petrochemical and refining) and building automation; and

•	Changes to energy, fire, security, health care, safety and environmental concerns and regulations.

Results of Operations

	2008	2007	2006
	(Dollars in millions)
Net sales	$14,018	$12,478	$11,020
% change compared with prior year	12%	13%
Segment profit	$1,622	$1,405	$1,223
% change compared with prior year	15%	15%

2008 compared with 2007

ACS sales increased by 12 percent in 2008 compared with 2007, including 10 percent net growth from acquisitions and divestitures. Although foreign exchange had minimal impact on full year sales, there was a 9 percent negative impact of foreign exchange on fourth quarter sales.

•

Sales in our Products businesses grew by 15 percent, including (i) the positive impact of acquisitions, most significantly Norcross Safety Products, Metrologic Instruments, Hand Held Products Inc and Maxon Corporation, (ii) continued strong demand for life safety products, particularly fire systems and sensors and (iii) increased sales of our environmental and combustion products, driven by new products and demand for energy efficient controls, including growth across all regions. These factors were partially offset by decreases in sales volumes of our security (reflecting U.S. and European residential construction softness) and sensing and controls products (most notably automotive customers), reflecting softness in the U.S. and Europe.

•

Sales in our Solutions businesses increased by 8 percent primarily due to (i) volume growth, driven by continued orders growth and strong conversion to sales from our orders backlog and (ii) the positive impact of acquisitions, most significantly Enraf Holding B.V.

ACS segment profit increased by 15 percent in 2008 compared with 2007 principally due to increased productivity savings, acquisitions, and improved pricing, partially offset by inflation.

2007 compared with 2006

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

2009 Areas of Focus

ACS’s primary areas of focus for 2009 include:

•	Extending technology leadership: lowest total installed cost and integrated product solutions;

•	Defending and extending our installed base through customer productivity and globalization;

•	Sustaining strong brand recognition through our brand and channel management;

•	Centralization and standardization of global software development capabilities;

•	Continuing to identify, execute and integrate acquisitions in or adjacent to the markets which we serve;

•	Continuing to establish emerging markets presence and capability;

•	Process solutions for asset management and energy efficiency; and

•	Continuing to invest in new product development.

Specialty Materials

Overview

Specialty Materials develops and manufactures high-purity, high-quality and high-performance chemicals and materials for applications in the refining, petrochemical, automotive, healthcare, agricultural, packaging, refrigeration, appliance, housing, semiconductor, wax and adhesives segments. Specialty Materials also provides process technology, products and services for the petroleum refining, petrochemical and other industries. Specialty Materials’ product portfolio includes fluorocarbons, caprolactam, ammonium sulfate for fertilizer, specialty films, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, catalysts, and adsorbents.

Economic and Other Factors

Specialty Materials operating results are principally driven by:

•	Level of capital spending and capacity and utilization rates in refining and petrochemical end markets;

•	Degree of pricing volatility in raw materials such as benzene (the key component in phenol), fluorspar, natural gas, ethylene and sulfur;

•	Impact of environmental and energy efficiency regulations;

•	Extent of change in order rates from global semiconductor customers;

•	Global demand for non-ozone depleting Hydro fluorocarbons (HFC’s);

•	Condition of the US residential housing industry; and

•	Global demand for commodities such as caprolactam and ammonium sulfate.

Results of Operations

	2008	2007	2006
	(Dollars in millions)
Net sales	$5,266	$4,866	$4,631
% change compared with prior year	8%	5%
Segment profit	$721	$658	$568
% change compared with prior year	10%	16%

2008 compared with 2007

Specialty Materials sales increased by 8 percent in 2008 compared to 2007 primarily driven by (i) increased pricing reflecting the pass-through of higher raw material costs and other pricing actions (including benefits from formula based pricing arrangements), most significantly in Resins and Chemicals and Fluorine Products, and (ii) an 8 percent increase in UOP sales as a result of higher volume sales in its products and projects businesses. Full year 2008 sales growth was partially offset by a 12 percent sales decline in revenue during the fourth quarter, primarily in our Resins and Chemicals business due to sharp declines in global demand for commodities such as caprolactam and ammonium sulfate.

Specialty Materials segment profit increased by 10 percent in 2008 compared with 2007. This increase is due principally to increased UOP, Fluorine Products and Resins and Chemicals sales as a result of the factors discussed above and higher income from our joint ventures, partially offset by the impacts of hurricanes Gustav and Ike and the fourth quarter sales decline noted below. Overall, the effects of increased pricing reflecting the pass-through of higher raw material costs and other pricing actions (including benefits from formula based pricing arrangements) and productivity gains more than offset raw material (most significantly sulfur) and other inflation.

In 2009, we expect continued declines in global demand for commodities such as caprolactam and ammonium sulfate, as well as demand from semiconductor customers, and delays in the timing of new unit deliveries of UOP products and catalyst reloads.

2007 compared with 2006

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

2009 Areas of Focus

Specialty Materials primary areas of focus for 2009 include:

•	Achieving productivity savings and pricing actions to offset inflation and reduced capacity utilization;

•	Managing business exposure to commodity market conditions;

•	Reduce manufacturing costs and drive quality and delivery improvement through improved plant operational performance;

•	Timing of UOP catalyst sales and conversion of confirmed backlog;

•	Prioritizing capital expenditures;

•	Developing new products that address energy efficiency, renewable energy sources, global warming and security regulations;

•	Increasing product differentiation; and

•	Continued contract wins and development of new process technologies and products in the petrochemical and refining industries.

Transportation Systems

Overview

Transportation Systems provides automotive products that improve the performance, efficiency, and appearance of cars, trucks, and other vehicles through state-of-the-art technologies, world class brands and global solutions to customers’ needs. Transportation Systems’ products include turbochargers and charge-air and thermal systems; car care products including anti-freeze (Prestone(R)), filters (Fram(R)), spark plugs (Autolite(R)), and cleaners, waxes and additives (Holts(R)); and brake hard parts and other friction materials (Bendix(R) and Jurid(R)). Transportation

Systems sells its products to original equipment (“OE”) automotive and truck manufacturers (e.g., BMW, Caterpillar, Daimler, Renault, Ford, and Volkswagen), wholesalers and distributors and through the retail aftermarket.

Economic and Other Factors

Transportation Systems operating results are principally driven by:

•	Financial strength and stability of automotive OE manufacturers;

•	Global demand for automobile and truck production;

•	Turbo penetration rates for new engine platforms;

•	Global consumer preferences for boosted diesel passenger cars;

•	Degree of volatility in raw material prices, including nickel and steel;

•	Automotive aftermarket trends such as consumer confidence, miles driven, and consumer preference for branded vs. private label aftermarket and car care products;

•	Regulations mandating lower emissions and improved fuel economy; and

•	Consumers’ ability to obtain financing for new vehicle purchases.

Results of Operations

	2008	2007	2006
	(Dollars in millions)
Net sales	$4,622	$5,009	$4,592
% change compared with prior year	(8%)	9%
Segment profit	$406	$583	$574
% change compared with prior year	(30%)	2%

2008 compared with 2007

Transportation Systems sales decreased by 8 percent in 2008 compared with 2007, primarily due to lower volumes, most significantly in the second half of 2008, partially offset by the favorable impact of foreign exchange.

•

Turbo Technologies sales decreased by 9 percent primarily due to decreased volume from a broad decline in vehicle production due to challenging automotive industry conditions in the U.S. and Europe, which accelerated in the second half of 2008, impacting sales to both our commercial and light vehicle engine manufacturers, partially offset by the favorable impact of foreign exchange. We also continue to see a shift in consumer preference towards lower displacement engines, as well as the delay of new platform launches.

•

Consumer Products Group (“CPG”) sales decreased by 10 percent primarily due to lower sales of automotive aftermarket products reflecting lower miles driven and the impact of lower consumer confidence on discretionary spending, partially offset by higher prices (including the pass through of ethylene glycol cost increases).

•

Friction Materials sales were essentially unchanged, primarily due to the favorable impact of foreign exchange and increased pricing offset by lower original equipment and aftermarket product sales volume.

Transportation Systems segment profit decreased by 30 percent in 2008 compared with 2007 primarily due to volume declines, as discussed above, material and non-material cost inflation and investments in product development to support future Turbo platforms. These factors were partially offset by increased productivity and the favorable impact of foreign exchange.

2007 compared with 2006

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

2009 Areas of Focus

Transportation Systems primary areas of focus in 2009 include:

•	Sustaining superior turbocharger technology through successful platform launches;

•	Maintaining the high quality of current products while executing new product introductions;

•	Increasing global penetration and share of diesel and gasoline turbocharger OEM demand;

•	Increasing plant productivity to address capacity challenges generated by volatility in product demand and elevated OEM inventory levels ;

•	Align cost structure to reflect current economic outlook, and successful execution of repositioning actions;

•	Alignment of development efforts and costs with new turbo platform launch schedules; and

•	Further global expansion and extension of established strong product brands in CPG.

Repositioning and Other Charges

See Note 3 to the financial statements for a discussion of repositioning and other charges incurred in 2008, 2007 and 2006. The 2008 and 2007 repositioning actions are expected to generate incremental pretax savings of approximately $180 million in 2009 compared with 2008 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute our repositioning actions were $157, $92 and $142 million in 2008, 2007 and 2006, respectively. Such expenditures for severance and other exit costs have been funded principally through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions are expected to approximate $250 million in 2009 and will be funded through operating cash flows.

The following tables provide details of the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Aerospace
Net repositioning charge	$84	$37	$10

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Automation and Control Solutions
Net repositioning charge	$164	$127	$39

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Specialty Materials
Net repositioning charge	$37	$5	$11
Business impairment charges	—	9	12
Arbitration award related to phenol supply agreement	—	—	(18)
Probable and reasonably estimable environmental liabilities	5	—	—

	$42	$14	$5

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Transportation Systems
Net repositioning charge	$103	$19	$32
Asbestos related litigation charges, net of insurance	125	100	261
Probable and reasonably estimable environmental liabilities	4	—	—
Other	1	—	—

	$233	$119	$293

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Corporate
Net repositioning charge	$36	$3	$10
Asbestos related litigation charges, net of insurance	—	—	(135)
Probable and reasonably estimable environmental liabilities	456	225	210
Other	(3)	18	51

	$489	$246	$136

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$3,791	$3,911	$3,211
Investing activities	(2,023)	(1,782)	(614)
Financing activities	(1,370)	(1,574)	(2,649)
Effect of exchange rate changes on cash	(162)	50	42

Net increase/(decrease) in cash and cash equivalents	$236	$605	$(10)

2008 compared with 2007

Cash provided by operating activities decreased by $120 million during 2008 compared with 2007 primarily due to a decrease in accrued liabilities of $475 million (decreased advances from customers and deferred income) and higher cash tax payments of $336 million (most significantly due to the sale of the Consumables Solutions business) partially offset by increased earnings, lower cash payments for asbestos of $121 million, and a decrease in working capital (lower accounts and other receivable offset by higher accounts payable).

Cash used for investing activities increased by $241 million during 2008 compared with 2007 due primarily to higher spending for acquisitions partially offset by higher proceeds from sales of businesses. In 2008, cash paid for acquisitions, net of cash acquired was $2,181 million primarily for Safety Products Holding, Inc. (Norcross) and Metrologic Instruments, Inc. compared to $1,150 million in 2007, primarily for our acquisitions of Dimensions International, Enraf Holding B.V., Hand Held Products, Inc, and Maxon Corporation. Cash proceeds from divestitures were $909 million in 2008, compared to $51 million in 2007 primarily due to the sale of Consumables Solutions.

Cash used for financing activities decreased by $204 million during 2008 compared with 2007 primarily due to a $2,527 million decrease in repurchases of common stock partially offset by decreases in net proceeds from debt (including commercial paper) of $1,797 million and a decrease in proceeds from issuance of common stock primarily related to stock option exercises of $457 million.

2007 compared with 2006

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

Liquidity

Each of our businesses is focused on implementing strategies to improve working capital turnover in 2009 to increase operating cash flows. Considering the current economic environment in which each of our businesses operate and our business plans and strategies, including our focus on growth, cost reduction and productivity initiatives, we believe that our cash balances and operating cash flows will remain our principal source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets, as well as our ability to sell trade accounts receivables.

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 270 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing potential acquisitions. There was $1,431 million of commercial paper outstanding at December 31, 2008.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2008, Standard and Poor’s, Fitch’s, and Moody’s Rating Services have ratings on our long-term debt of A and A and A2 respectively, and short-term debt of A-1, F1 and P1 respectively, and maintained Honeywell’s ratings outlook as “stable”. In 2009, we will support our credit rating through debt repayments. To date, the company has not experienced any limitations in our ability to access these sources of liquidity. We maintain $3.8 billion of committed bank revolving credit facilities in support of our commercial paper program, $2.8 billion of which is secured through mid-May 2012.

In May 2007 Honeywell entered into a $2.8 billion Amended and Restated Five-Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregated amount not to exceed $3.5 billion. This credit facility contains a $700 million sub-limit for the issuance of letters of credit. The Credit Agreement is maintained for general corporate purposes, including support for the issuance of commercial paper and replaces the previous $2.3 billion five year credit agreement dated April 27, 2006 (“Prior Agreement”). At December 31, 2008, there were no borrowings or letters of credit issued under the credit facility. The Credit Agreement does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants.

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

We also sell interests in designated pools of trade accounts receivables to third parties. The sold receivables were over-collateralized by $93 million at December 31, 2008 and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. New receivables are sold under the agreement as previously sold receivables are collected. The retained interests in the receivables are reflected at the amounts expected to be collected by us, and such carrying value approximates the fair value of our retained interests. The sold receivables were $500 million at both December 31, 2008 and 2007.

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

Specifically, we expect our primary cash requirements in 2009 to be as follows:

•

Capital expenditures—we expect to spend approximately $800 million for capital expenditures in 2009 primarily for cost reduction, maintenance, replacement, growth, and production and capacity expansion.

•

Debt repayments—there are $1,023 million of scheduled long-term debt maturities in 2009. We expect to refinance some of these maturities in the debt capital markets during 2009 and reduce overall debt balances.

•

Share repurchases—Under the Company’s previously announced $3.0 billion share repurchase program, $1.3 billion remained available as of December 31, 2008 for additional share repurchases. The amount and timing of repurchases may vary depending on market conditions and the level of operating and other investing activities.

•	Dividends—we expect to pay approximately $900 million in dividends on our common stock in 2009, reflecting a 10 percent increase in the 2009 dividend rate.

•

Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $171 and $4 million, respectively, in 2009. See Asbestos Matters in Note 21 to the financial statements for further discussion.

•

Pension contributions—In 2009, we are not required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements. However, we do plan to make voluntary contributions of Honeywell common stock to the U.S. plan in 2009 totaling approximately $800 million to improve the funded status of our plans. We also expect to make cash contributions to our non-U.S. plans of approximately $140 million in 2009. See Note 22 to the financial statements for further discussion of pension contributions.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute the previously announced repositioning actions will approximate $250 million in 2009.

•

Environmental remediation costs—we expect to spend approximately $330 million in 2009 for remedial response and voluntary clean-up costs. See Environmental Matters in Note 21 to the financial statements for additional information.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2008 and 2007, we realized $909 million and $51 million, respectively, in cash proceeds from sales of non-strategic businesses.

In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (“B/E”) for $1.05 billion, consisting of approximately $901 million in cash and six million shares of B/E common stock. As discussed in Note 3 to the financial statements, this transaction resulted in a pre- tax gain of $623 million, $417 million net of tax. These proceeds, along with our other sources and uses of liquidity, as discussed above, were utilized to investment in our existing core businesses and fund acquisition activity, share repurchases and dividends.

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

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2008:

	Total(6)	Payments by Period			Thereafter
		2009	2010- 2011	2012- 2013
	(Dollars in millions)
Long-term debt, including capitalized
leases(1)	$6,888	$1,023	$1,642	$1,006	$3,217
Interest payments on long-term debt, including capitalized leases	3,536	383	560	423	2,170
Minimum operating lease payments	1,292	323	427	228	314
Purchase obligations(2)	1,698	798	459	317	124
Estimated environmental liability
payments(3)	946	330	300	200	116
Asbestos related liability payments(4)	1,709	171	919	384	235
Asbestos insurance recoveries(5)	(1,033)	(4)	(107)	(118)	(804)

	$15,036	$3,024	$4,200	$2,440	$5,372

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)

The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2008. See Environmental Matters in Note 21 to the financial statements for additional information.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2008. NARCO estimated payments are based on the terms and conditions, including evidentiary requirements, specified in the definitive agreements or agreements in principle and pursuant to Trust Distribution Procedures. Bendix payments are based on our estimate of pending and future claims. Projecting future events is subject to many uncertainties that could cause asbestos liabilities to be higher or lower than those projected and recorded. See Asbestos Matters in Note 21 to the financial statements for additional information.

(5)

These amounts represent probable insurance recoveries through 2018 based on our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2008. See Asbestos Matters in Note 21 to the financial statements for additional information.

(6)	The table excludes $671 million of uncertain tax positions. See Note 6 to the financial statements.

The table also excludes our pension and other postretirement benefits (OPEB) obligations. We made voluntary cash contributions of $42, $42 and $68 million to our U.S. pension plans in 2008, 2007 and 2006, respectively. In December 2008, we also made a voluntary contribution of $200 million of Honeywell common stock to our U.S. plans to improve the funded status of our plans which deteriorated during 2008 due to the significant asset losses resulting from the poor performance of the equity markets. During 2009, we plan to make additional voluntary contributions of Honeywell common stock to our U.S. plans totaling approximately $800 million to improve the funded status of our plans. Any additional future plan contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Assuming that actual plan returns are consistent with our expected plan return of 9 percent in 2009, interest rates remain constant, and there are no additional changes to U.S. pension funding legislation, we expect that we would be required to make contributions to our U.S. pension plans of approximately $360, $700, $1,000 and $800 million in 2010, 2011, 2012 and 2013, respectively, to satisfy minimum statutory funding requirements. We may also make voluntary contributions to our U.S. pension plans from time to time. We also expect to make cash contributions to our non-U.S. plans of approximately $140 million in 2009. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. We expect our OPEB payments to approximate $204 million in 2009 net of the benefit of approximately $15 million from the Medicare prescription subsidy. See Note 22 to the financial statements for further discussion of our pension and OPEB plans.

Off-Balance Sheet Arrangements

Following is a summary of our off-balance sheet arrangements:

Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2008:

Maximum Potential Future Payments
(Dollars in millions)
Operating lease residual values	$39
Other third parties’ financing	4
Unconsolidated affiliates’ financing	3
Customer financing	16

$62

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

Retained Interests in Factored Pools of Trade Accounts Receivables—As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. The sold receivables ($500 million at December 31, 2008) are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The over-collateralization provides credit support to the purchasers of the receivable interest by limiting their losses in the event that a portion of the receivables sold becomes uncollectible. At December 31, 2008, our retained subordinated and undivided interests at risk were $93 and $480 million, respectively. Based on the underlying credit quality of the receivables placed into the designated pools of receivables being sold, we do not expect that any losses related to our retained interests at risk will have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Environmental Matters

We are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

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

Remedial response and voluntary cleanup payments were $320, $267 and $264 million in 2008, 2007 and 2006, respectively, and are currently estimated to be approximately $330 million in 2009. We expect to fund such expenditures from operating cash flow.

Remedial response and voluntary cleanup costs charged against pretax earnings were $466, $230 and $218 million in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the recorded liabilities for environmental matters was $946 and $799 million, respectively. In addition, in 2008 and 2007 we incurred operating costs for ongoing businesses of approximately $69 and $81 million, respectively, relating to compliance with environmental regulations.

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

Financial Instruments

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and do not use leveraged derivative financial instruments. A summary of our accounting policies for derivative financial instruments is included in Note 1 to the financial statements. We also hold investments in marketable equity securities, which exposes us to market volatility, as discussed in Note 16 to the financial statements.

We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk from changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, and Japanese yen.

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

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent weakening of the U.S. dollar versus local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2008 and 2007.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) In Fair Value
	(Dollars in millions)
December 31, 2008
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(6,888)	$(6,888)	$(7,082)	$(354)
Interest rate swap agreements	—	—	—	—
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	3,030	(27)	(27)	126
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	8	(4)	(4)	(1)
December 31, 2007
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(5,817)	$(5,837)	$(5,928)	$(281)
Interest rate swap agreements	300	20	20	(45)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	3,295	4	4	12
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	8	—	—	(1)

(1)	Asset or (liability).

(2)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

(3)	Changes in the fair value of forward commodity contracts are offset by changes in the cash flows of underlying hedged commodity transactions.

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

We have discussed the selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors and our Independent Registered Public Accountants. New accounting standards effective in 2008 which had a material impact on our consolidated financial statements are described in the Recent Accounting Pronouncements section in Note 1 to the financial statements.

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

Asbestos Related Contingencies and Insurance Recoveries—We are a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrued for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21 to the financial statements. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. We also accrue for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. We value Bendix pending and future claims using the average resolution values for the previous three years. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21 to the financial statements. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers. At December 31, 2008, we have recorded insurance receivables of $877 million that can be specifically allocated to NARCO related asbestos liabilities. We also have $1.9 billion in coverage remaining for Bendix related asbestos liabilities although there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods and insurance settlements. Our insurance is with both the domestic insurance market and the London excess market. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries. See Note 21 to the financial statements for a discussion of management’s judgments applied in the recognition and measurement of insurance recoveries for asbestos related liabilities.

Defined Benefit Pension Plans—We maintain defined benefit pension plans covering a majority of our employees and retirees. For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. We determine the expected long-term rate of return on plan assets utilizing historic and expected plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations (see Note 22 to the financial statements for actual and targeted asset allocation percentages for our pension plans). The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. Further information on all our major actuarial assumption is included in Note 22 to the financial statements.

The key assumptions used in developing our 2008, 2007 and 2006 net periodic pension expense for our U.S. plans included the following:

	2008	2007	2006
Discount rate	6.50%	6.00%	5.75%
Assets:
Expected rate of return	9%	9%	9%
Actual rate of return	(29%)	9%	14%
Actual 10 year average annual compounded rate of return	4%	9%	10%

The discount rate can be volatile from year to year because it is determined based upon prevailing interest rates as of the measurement date. We will use a 6.95 percent discount rate in 2009, reflecting the increase in the market interest rate environment since December 31, 2007. We plan to continue to use an expected rate of return on plan assets of 9 percent for 2009 based principally on our historical experience of actual plan returns. The net losses for our pension plans were $6.0 billion at December 31, 2008 compared with $1.7 billion at December 31, 2007. This increase of $4.3 billion is due primarily to asset losses in our U.S. plans in 2008 due to the poor performance of the equity markets throughout 2008. The net losses at December 31, 2008 principally result from actual plan asset returns below expected rates of return in 2008 and from the decline each year in the discount rate for the period 2002 through 2006. Since our adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158) as of December 31, 2006 which is discussed in detail in Notes 1 and 22 to the financial statements such losses have been recognized as a component of other comprehensive income (loss), net of tax. In the future we will continue to systematically recognize such net losses in net periodic pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (SFAS No. 87). Under SFAS No. 87, we use the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period. Further, net losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) are recognized over a six-year period.

Changes in net periodic pension expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our U.S. pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $50 million	Increase $303 million
0.25 percentage point increase in discount rate	Decrease $50 million	Decrease $295 million
0.25 percentage point decrease in expected rate of return on assets	Increase $29 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $29 million	—

Net periodic pension expense for our pension plans is expected to be approximately $170 million in 2009, a $193 million increase from 2008 due principally to an increase in the amortization of net losses in our U.S. plans. The increase in the amortization of net losses results principally from asset losses due to the poor performance of the equity markets throughout 2008.

In 2008, 2007 and 2006 we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans. However, we made voluntary cash contributions of $42, $42 and $68 million to our U.S. pension plans in 2008, 2007 and 2006, respectively, for government contracting purposes. In December 2008, we also made a voluntary contribution of $200 million of Honeywell common stock to our U.S. plans to improve the funded status of our plans which deteriorated during 2008 due to the significant asset losses resulting from the poor performance of the equity markets. During 2009, we plan to make additional voluntary contributions of Honeywell common stock to our U.S. plans totaling approximately $800 million to improve the funded status of our plans. Any additional future plan contributions necessary to satisfy minimum statutory funding requirements are dependent upon actual plan asset returns and interest rates. Assuming that actual plan returns are consistent with our expected plan return of 9 percent in 2009, interest rates remain constant, and there are no additional changes to U.S. pension funding legislation, we expect that we would be required to make contributions to our U.S. pension plans of approximately $360, $700, $1,000 and $800 million in 2010, 2011, 2012 and 2013, respectively, to satisfy minimum statutory funding requirements. We also expect to contribute approximately $140 million in cash in 2009 to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards.

Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)—To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and definite-lived intangible assets. At December 31, 2008, the net carrying amount of these long-lived assets totaled $6.8 billion. The determination of useful lives (for depreciation/amortization purposes) and whether or not these assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors we consider in deciding when to perform an impairment review are as follows:

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

Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We use the best information available to determine fair value, which are usually either market prices (if available) or an estimate of the future discounted cash flow. The key estimates in our discounted cash flow analysis include expected industry growth rates, our assumptions as to volume, selling prices and costs, and the discount rate selected. As described in more detail in the repositioning and other charges section of our MD&A, we have recorded impairment charges related to long-lived assets of $78 and $23 million in 2008 and 2007, respectively, principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized and certain administrative facilities and information technology equipment in our Corporate segment.

Goodwill Impairment Testing—Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. Our Goodwill balance, $10.2 billion as of December 31, 2008, is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, (SFAS No. 142) “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of our reporting units is estimated utilizing a discounted cash flow approach incorporating historic and projected future operating performance. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We completed our annual impairment test as of March 31, 2008 and determined that there was no impairment as of that date.

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

As of December 31, 2008, we recognized a net deferred tax asset of $2,762 million, less a valuation allowance of $445 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Our net deferred tax asset of $2,762 million is comprised of $2,267 million related to U.S. operations and $495 million related to non-U.S. operations. The U.S. net deferred tax asset of $2,267 million is comprised of net deductible temporary differences, tax credit carryforwards and state tax net operating losses which we believe will more likely than not be realized through the generation of future taxable income in the U.S. and tax planning strategies. We maintain a valuation allowance of $6 million against such asset related to state net operating losses. The non-U.S. net deferred tax asset of $495 million is comprised principally of net operating and capital loss carryforwards, mainly in Germany, France and the United Kingdom. We maintain a valuation allowance of $439 million against these deferred tax assets reflecting our historical experience and lower expectations of taxable income over the applicable carryforward periods. As more fully described in Note 6 to the financial statements, our valuation allowance decreased by $45 million and $26 million in 2008 and 2007, respectively, and increased by $39 in 2006. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income in the period that such determination is made.

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

Sales Recognition on Long-Term Contracts—In 2008, we recognized approximately 13 percent of our total net sales using the percentage-of-completion method for long-term contracts in our

Automation and Control Solutions, Aerospace and Specialty Materials segments. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

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

Item 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions, except per share amounts)
Product sales	$29,212	$27,805	$25,165
Service sales	7,344	6,784	6,202

Net sales	36,556	34,589	31,367

Costs, expenses and other
Cost of products sold	23,043	21,629	19,649
Cost of services sold	4,951	4,671	4,447

	27,994	26,300	24,096
Selling, general and administrative expenses	5,033	4,565	4,210
Other (income)/expense	(728)	(53)	(111)
Interest and other financial charges	456	456	374

	32,755	31,268	28,569

Income from continuing operations before taxes	3,801	3,321	2,798
Tax expense	1,009	877	720

Income from continuing operations	2,792	2,444	2,078
Income from discontinued operations, net of taxes	—	—	5

Net income	$2,792	$2,444	$2,083

Earnings (loss) per share of common stock—basic:
Income from continuing operations	$3.79	$3.20	$2.53
Income from discontinued operations	—	—	0.01

Net income	$3.79	$3.20	$2.54

Earnings (loss) per share of common stock—assuming dilution:
Income from continuing operations	$3.76	$3.16	$2.51
Income from discontinued operations	—	—	0.01

Net income	$3.76	$3.16	$2.52

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,065	$1,829
Accounts, notes and other receivables	6,129	6,387
Inventories	3,848	3,861
Deferred income taxes	922	1,241
Other current assets	299	367

Total current assets	13,263	13,685
Investments and long-term receivables	670	500
Property, plant and equipment—net	4,934	4,985
Goodwill	10,185	9,175
Other intangible assets—net	2,267	1,498
Insurance recoveries for asbestos related liabilities	1,029	1,086
Deferred income taxes	2,135	637
Prepaid pension benefit cost	62	1,256
Other assets	945	983

Total assets	$35,490	$33,805

LIABILITIES
Current liabilities:
Accounts payable	$3,773	$3,962
Short-term borrowings	56	64
Commercial paper	1,431	1,756
Current maturities of long-term debt	1,023	418
Accrued liabilities	6,006	5,741

Total current liabilities	12,289	11,941
Long-term debt	5,865	5,419
Deferred income taxes	698	734
Postretirement benefit obligations other than pensions	1,799	2,025
Asbestos related liabilities	1,538	1,405
Other liabilities	6,114	3,059
CONTINGENCIES
SHAREOWNERS’ EQUITY
Capital—common stock—Authorized 2,000,000,000 shares (par value $1 per share):
—issued 957,599,900 shares	958	958
—additional paid-in capital	3,994	4,014
Common stock held in treasury, at cost:
2008—223,013,668 shares; 2007—211,046,037 shares	(10,206)	(9,479)
Accumulated other comprehensive income (loss)	(3,809)	(544)
Retained earnings	16,250	14,273

Total shareowners’ equity	7,187	9,222

Total liabilities and shareowners’ equity	$35,490	$33,805

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,792	$2,444	$2,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	903	837	794
Gain on sale of non-strategic businesses and assets	(635)	(19)	(30)
Repositioning and other charges	1,012	543	483
Payments of repositioning and other charges	(446)	(504)	(559)
Pension and other postretirement expense	113	322	459
Pension and other postretirement benefit payments	(214)	(300)	(353)
Stock option expense	128	65	77
Deferred income taxes	115	332	450
Excess tax benefits from share based payment arrangements	(21)	(86)	(31)
Other	81	180	50
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	392	(467)	(573)
Inventories	(161)	(183)	(128)
Other current assets	25	17	(11)
Accounts payable	(152)	397	516
Accrued liabilities	(141)	333	(16)

Net cash provided by operating activities	3,791	3,911	3,211

Cash flows from investing activities:
Expenditures for property, plant and equipment	(884)	(767)	(733)
Proceeds from disposals of property, plant and equipment	53	98	87
Increase in investments	(6)	(20)	—
Decrease in investments	18	6	—
Cash paid for acquisitions, net of cash acquired	(2,181)	(1,150)	(633)
Proceeds from sales of businesses, net of fees paid	909	51	665
Other	68	—	—

Net cash (used for) investing activities	(2,023)	(1,782)	(614)

Cash flows from financing activities:
Net (decrease)/increase in commercial paper	(325)	1,078	(86)
Net (decrease) in short-term borrowings	(1)	(3)	(224)
Payment of debt assumed with acquisitions	—	(40)	(346)
Proceeds from issuance of common stock	146	603	396
Proceeds from issuance of long-term debt	1,487	1,885	1,239
Payments of long-term debt	(428)	(430)	(1,019)
Excess tax benefits from share based payment arrangements	21	86	31
Repurchases of common stock	(1,459)	(3,986)	(1,896)
Cash dividends paid on common stock	(811)	(767)	(744)

Net cash (used for) financing activities	(1,370)	(1,574)	(2,649)

Effect of foreign exchange rate changes on cash and cash equivalents	(162)	50	42

Net increase/(decrease) in cash and cash equivalents	236	605	(10)
Cash and cash equivalents at beginning of period	1,829	1,224	1,234

Cash and cash equivalents at end of period	$2,065	$1,829	$1,224

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Common Stock Issued		Additional Paid-in Capital	Common Stock Held in Treasury		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareowners’ Equity
	Shares	Amount		Shares	Amount
	(In millions, except per share amounts)
Balance at December 31, 2005	957.6	$958	$3,626	(128.1)	$(5,027)	$(25)	$11,230	$10,762
Net income							2,083	2,083
Foreign exchange translation adjustments						233		233
Change in fair value of effective cash flow hedges						(3)		(3)
Minimum pension liability adjustment						196		196

Other Comprehensive Income (Loss)								2,509
Pension and other postretirement benefits (including related tax benefits of $912)						(1,708)		(1,708)
Common stock issued for employee savings and option plans (including related tax benefits of $31)			29	16.2	573			602
Stock based compensation expense			77					77
Reclassification to equity of obligations settled in stock			112					112
Repurchases of common stock				(45.4)	(1,896)			(1,896)
Dividends on common stock ($0.9075 per share)							(750)	(750)
Other owner changes			1	.3	11			12

Balance at December 31, 2006	957.6	958	3,845	(157.0)	(6,339)	(1,307)	12,563	9,720

Net income							2,444	2,444
Foreign exchange translation adjustments						248		248
Pension and other postretirement benefits (including related tax benefits of $285)						518		518
Change in fair value of effective cash flow hedges						(3)		(3)

Other Comprehensive Income (Loss)								3,207
Common stock issued for employee savings and option plans (including related tax benefits of $101)			101	20.0	837			938
Stock based compensation expense			65					65
Repurchases of common stock				(74.2)	(3,987)			(3,987)
Uncertain tax positions							33	33
Dividends on common stock ($1.00 per share)							(767)	(767)
Other owner changes			3	.2	10			13

Balance at December 31, 2007	957.6	958	4,014	(211.0)	(9,479)	(544)	14,273	9,222

Net income							2,792	2,792
Foreign exchange translation adjustments						(614)		(614)
Pension and other postretirement benefits (including related tax benefits of $1,583)						(2,576)		(2,576)
Change in fair value of effective cash flow hedges						(24)		(24)
Change in fair value of available for sale investments						(51)		(51)

Other Comprehensive Income (Loss)								(473)
Common stock issued for employee savings and option plans (including related tax benefits of $28)			21	9.0	427			448
Common stock contributed to pension plans			(90)	6.1	290			200
Stock based compensation expense			51					51
Repurchases of common stock				(27.4)	(1,459)			(1,459)
Dividends on common stock ($1.10 per share)							(815)	(815)
Other owner changes			(2)	.3	15			13

Balance at December 31, 2008	957.6	$958	$3,994	223.0	$(10,206)	$(3,809)	$16,250	$7,187

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

Investments—Investments in affiliates over which we have a significant influence, but not a controlling interest, are accounted for using the equity method of accounting. Other investments are carried at market value, if readily determinable, or at cost. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices or a series of historic and projected operating losses by investees are strong indicators of other-than-temporary declines. If the decline in fair value is determined to be other- than-temporary, an impairment loss is recorded and the investment is written down to a new carrying value.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 2 to 16 years for machinery and equipment. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) and FASB Interpretation No. 47 (“FIN 47”) require recognition of the fair value of obligations associated with the retirement of tangible long-lived assets when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. See Note 11 and Note 17 for additional details.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2008 and determined that there was no impairment as of that date. See Note 12 for additional details on goodwill balances.

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

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses as a result of customer’s inability to make required payments. We estimate anticipated losses from doubtful accounts based on days past due, as measured from the contractual due date, historical collection history and incorporate changes in economic conditions that may not be reflected in historical trends for example, customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, success of outside collection agencies activity, solvency of customer and any bankruptcy proceedings.

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

Asbestos Related Contingencies and Insurance Recoveries—Honeywell is a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrue for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21. In light of the inherent

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018 under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. We also accrue for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. We value Bendix pending and future claims using average resolution values for the previous three years. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

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

Aerospace Sales Incentives—We provide sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of our aircraft equipment, predominately wheel and braking system hardware and auxiliary power units, for installation on commercial aircraft. These incentives principally consist of free or deeply discounted products, but also include credits for future purchases of product and upfront cash payments. These costs are recognized in the period incurred as cost of products sold or as a reduction to sales, as appropriate. For aircraft manufacturers, incentives are recorded when the products are delivered; for airlines, incentives are recorded when the associated aircraft are delivered by the aircraft manufacturer to the airline.

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,543, $1,459 and $1,411 million in 2008, 2007 and 2006, respectively.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 20, include non-qualified stock options and restricted stock units (RSUs). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expense in our Consolidated Statement of Operations. SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on our historical rates of forfeiture.

Pension and Other Postretirement Benefits—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage to eligible retirees. For our U.S. defined benefit pension plans we use the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period. Further, net actuarial (gains) or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) are recognized over a six-year period. We adopted

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) as of December 31, 2006. See Note 22 for additional disclosures.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we reduced our existing reserves for uncertain tax positions by $33 million, largely related to a reduction in state income tax matters, partially offset by a net increase for federal and international tax reserves.

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

Recent Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 did not have a material impact on our consolidated financial position and results of operations.

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of December 31, 2008:

December 31, 2008
Assets:
Foreign currency exchange contracts	$7
Available for sale investments	$23
Forward commodity contracts	—
Liabilities:
Foreign currency exchange contracts	$34
Forward commodity contracts	$4

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

In December 2007, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (Issue E23). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141R and SFAS No. 160 on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-07, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 provides guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with SFAS No. 141R and SFAS No. 157 including the estimated useful life that should be assigned to such assets. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-08, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF 08-8 is effective fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and 46(R)-8). FSP 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP 140-4 and 46(R)-8 is effective for the first reporting period (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP 99-20-1). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP 99-20-1 is effective, on a prospective basis, for interim and annual reporting periods ending after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 2—Acquisitions and Divestitures

We acquired businesses for an aggregate cost of $2,181, $1,190, and $979 million in 2008, 2007 and 2006, respectively. All of our acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets and liabilities of the acquired businesses were recorded at their estimated fair values at the dates of acquisition. Significant acquisitions made in these years are discussed below.

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

The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Accounts and other receivables	$102
Inventories	118
Other current assets	28
Property, plant and equipment	65
Intangible assets	708
Other assets and deferred charges	3
Accounts payable	(27)
Accrued liabilities	(74)
Deferred income taxes	(274)
Other long-term liabilities	(26)

Net assets acquired	623
Goodwill	598

Purchase price	$1,221

The Company has assigned $708 million to intangible assets, predominantly customer relationships, trade names, and technology. These intangibles assets are being amortized over their estimated lives using straight line and accelerated amortization methods. The value assigned to the trade names of approximately $264 million is classified as an indefinite lived intangible. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $598 million) was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2008 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (B/E) for $1.05 billion, consisting of approximately $901 million in cash and six million shares of B/E common stock. In connection with the completion of the sale, the Company and B/E entered into, among other things, exclusive supply and license agreements and a stockholder agreement. Because of the extent of the Company’s cash flows associated with the supply and license agreements, the Consumables Solutions business is not classified as discontinued operations. The provisions of the license and supply agreements were determined to be at-market. As such, we have not allocated any portion of the proceeds to these agreements. The pre-tax gain of $623 million is classified as Other (Income)/Expense in our Statement of Operations. The gain on sale was approximately $417 million net of tax. The sale of the Consumables Solutions business, within the Aerospace segment, is consistent with the Company’s strategic focus on core product areas utilizing advanced technologies.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

In July 2008, the Company completed the acquisition of Metrologic Instruments, Inc. (Metrologic), a leading manufacturer of data capture and collection hardware and software, for a purchase price of approximately $715 million, net of cash acquired. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. The Company has assigned $248 million to identifiable intangible assets, predominantly customer relationships, technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 1-15 years using straight line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $440 million) was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2008, are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

In December 2007, the Company, specifically the Automation and Control Solutions segment, completed the acquisition of Maxon Corporation, a leading industrial combustion business, for a purchase price of approximately $185 million. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. The Company has assigned $70 million to identifiable intangible assets, predominantly customer relationships and trademarks. These intangible assets are being amortized over their estimated lives which range from 7-20 years using straight line and accelerated amortization methods. The value assigned to the trade marks of approximately $10 million is classified as an indefinite lived intangible. The excess of the purchase price over the estimated fair values of net assets acquired approximating $114 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 were not material to the consolidated financial statements.

In December 2007, the Company, specifically the Automation and Control Solutions segment, completed the acquisition of Hand Held Products, Inc. a privately held automatic identification and data collection company, for a purchase price of approximately $390 million. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $101 million to identifiable intangible assets, predominantly customer relationships and existing technology. These intangible assets are being amortized over their estimated lives which range from 1 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $257 million, was recorded as goodwill. This goodwill is non- deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 were not material to the consolidated financial statements.

In July 2007, the Company completed the acquisition of Dimensions International, a defense logistics business, for a purchase price of approximately $233 million. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $21 million to identifiable intangible assets, predominantly contractual relationships. These intangible assets are being amortized over their estimated life of 5 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $183 million, was recorded as goodwill. Goodwill will be deducted over a 15 year period for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 are included in the Aerospace segment and were not material to the consolidated financial statements.

In July 2007, the Company completed the acquisition of Enraf Holding B.V., a provider of comprehensive solutions for the control and management of transportation, storage and blending operations in the oil and gas industry, for a purchase price of approximately $264 million, including the assumption of approximately $40 million of debt. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $90 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. The remaining intangible assets are being amortized over their estimated life of 8-15 years using straight-line and accelerated amortization methods. The value assigned to the trademarks of approximately $27 million is classified as an indefinite lived intangible. The excess of the purchase price over the estimated fair values of net assets acquired approximating $167 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2007 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

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

In March 2006, the Company purchased First Technology plc, a U.K. publicly listed company. The aggregate value of the purchase price was $723 million, including the assumption of approximately $217 million of outstanding debt and $23 million of transaction costs. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $155 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 2 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired approximating $432 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2006 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. During the year, the Company completed the sales of the First Technology Safety & Analysis business for $93 million and First Technology Automotive for $90 million which were accounted for as part of the purchase price allocation.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

As of December 31, 2008, the purchase accounting for Norcross and Metrologic are still subject to final adjustment primarily for useful lives, amounts allocated to intangible assets and goodwill, for certain pre-acquisition contingencies, and for settlement of post closing purchase price adjustments.

In connection with all acquisitions in 2008, 2007 and 2006, the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material.

The pro forma results for 2008, 2007 and 2006, assuming these acquisitions had been made at the beginning of the year, would not be materially different from consolidated reported results.

Note 3—Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2008	2007	2006
Severance	$333	$186	$102
Asset impairments	78	14	15
Exit costs	33	9	7
Reserve adjustments	(20)	(18)	(22)

Total net repositioning charge	424	191	102
Asbestos related litigation charges, net of insurance	125	100	126
Probable and reasonably estimable environmental liabilities	465	225	210
Business impairment charges	—	9	12
Arbitration award related to phenol supply agreement	—	—	(18)
Other	(2)	18	51

Total net repositioning and other charges	$1,012	$543	$483

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification.

	Years Ended December 31,
	2008	2007	2006
Cost of products and services sold	$908	$495	$472
Selling, general and administrative expenses	104	48	11

	$1,012	$543	$483

The following table summarizes the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2008	2007	2006
Aerospace	$84	$37	$10
Automation and Control Solutions	164	127	39
Specialty Materials	42	14	5
Transportation Systems	233	119	293
Corporate	489	246	136

	$1,012	$543	$483

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

In 2008, we recognized repositioning charges totaling $444 million including severance costs of $333 million related to workforce reductions of 7,480 manufacturing and administrative positions across all of our segments. The workforce reductions primarily relate to the planned downsizing or shutdown of certain manufacturing facilities in our Aerospace, Automation and Control Solutions and Transportation Systems segments, the rationalization of non-manufacturing infrastructure, outsourcing of non-core components, managing capacity utilization to address product demand volatility and our functional transformation initiative. The repositioning charge also included asset impairments of $78 million principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized and certain administrative facilities, and information technology equipment in our Corporate segment. Also, $20 million of previously established accruals, primarily for severance at our Automation and Control Solutions segment were returned to income in 2008 due mainly to fewer employee separations than originally planned associated with prior severance programs.

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

The following table summarizes the status of our total repositioning reserves.

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2005	$168	$—	$14	$182

2006 charges	102	15	7	124
2006 usage	(134)	(15)	(8)	(157)
Adjustments	(18)	—	(4)	(22)

Balance at December 31, 2006	118	—	9	127

2007 charges	186	14	9	209
2007 usage	(85)	(14)	(7)	(106)
Adjustments	(18)	—	—	(18)

Balance at December 31, 2007	201	—	11	212

2008 charges	333	78	33	444
2008 usage	(149)	(78)	(8)	(235)
Adjustments	(20)	—	—	(20)

Balance at December 31, 2008	$365	$—	$36	$401

In 2008, certain of our repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which, will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs principally includes product recertification and requalification and employee training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

costs related to 2008 repositioning actions which we were not able to recognize at the time the actions were initiated:

	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$143	$27	$12	$182
Costs incurred year ended December 31, 2008	(12)	—	(1)	(13)

Remaining exit and disposal costs at December 31, 2008	$131	$27	$11	$169

In 2008, we recognized a charge of $465 million for environmental liabilities deemed probable and reasonably estimable during the year, of which $309 million was recognized in the third quarter which included:

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

•

$38 million primarily related to changes in cost estimates (due to, among other things, increases in the cost of steel, waste transportation and disposal costs) and settlement costs relating to the remediation of the New Jersey Chrome sites known as Study Areas 5, 6 and 7.

We also recognized asbestos related litigation charges, net of insurance, of $125 million which are discussed in Note 21.

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

Note 4—Other (Income)/Expense

	Years Ended December 31,
	2008	2007	2006
Gain on sale of non-strategic businesses and assets	$(635)	$(19)	$(30)
Equity (income)/loss of affiliated companies	(63)	(10)	(13)
Interest income	(102)	(81)	(94)
Foreign exchange	52	34	18
Other (net)	20	23	8

	$(728)	$(53)	$(111)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Gain on sale of non-strategic businesses and assets for 2008 includes a $623 million pre-tax gain related to the sale of our Consumables Solutions business. See Note 2 for further details.

Note 5—Interest and Other Financial Charges

	Years Ended December 31,
	2008	2007	2006
Total interest and other financial charges	$482	$478	$396
Less—capitalized interest	(26)	(22)	(22)

	$456	$456	$374

The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2008 and 2007 was 1.63 percent and 4.65 percent, respectively.

Note 6—Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2008	2007	2006
United States	$2,003	$2,084	$1,882
Foreign	1,798	1,237	916

	$3,801	$3,321	$2,798

Tax expense

	Years Ended December 31,
	2008	2007	2006
United States	$696	$542	$412
Foreign	313	335	308

	$1,009	$877	$720

	Years Ended December 31,
	2008	2007	2006
Tax expense consist of:
Current:
United States	$493	$249	$(39)
State	70	64	26
Foreign	331	232	283

	894	545	270

Deferred:
United States	106	225	376
State	26	4	49
Foreign	(17)	103	25

	115	332	450

	$1,009	$877	$720

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
The U.S. statutory federal income tax rate is reconciled to our effective income tax rate as follows:
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Taxes on foreign earnings below U.S. tax rate (1)	(6.4)	(4.6)	(4.0)
State income taxes (1)	1.8	.9	1.7
Tax benefits on export sales	—	—	(1.9)
Domestic Manufacturing Deduction	(.7)	(.8)	(.3)
ESOP Dividend Tax Benefit	(.5)	(.5)	(.7)
Tax credits	(1.0)	(.6)	(.7)
Audit Settlements	(1.5)	(2.9)	(2.9)
All other items—net	(.2)	(.1)	(.5)

	26.5%	26.4%	25.7%

(1)	Net of changes in valuation allowance.

The effective tax rate increased by 0.1 of a percentage point in 2008 compared with 2007 due principally to a higher overall state effective tax rate and a decreased impact from the settlement of audits, partially offset by a decrease in the foreign effective tax rate.

Deferred tax assets (liabilities)

Deferred income taxes represent the future tax effects of transactions which are reported in different periods for tax and financial reporting purposes. The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2008	2007
Property, plant and equipment basis differences	$(605)	$(563)
Postretirement benefits other than pensions and post employment benefits	876	770
Investment and other asset basis differences	(598)	(376)
Other accrued items	2,477	1,025
Net operating and capital losses	740	783
Tax credits	87	33
Undistributed earnings of subsidiaries	(40)	(40)
All other items—net	(175)	(21)

	2,762	1,611
Valuation allowance	(445)	(490)

	$2,317	$1,121

There were $102 million of U.S. federal tax net operating losses available for carryforward at December 31, 2008 which were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2024. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. Various subsidiaries have state tax net operating loss carryforwards of $2.7 billion at December 31, 2008 with varying expiration dates through 2025. We also have foreign net operating and capital losses of $2.5 billion which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

We have state tax credit carryforwards of $57 million at December 31, 2008, including carryforwards of $31 million with various expiration dates through 2023 and tax credits of $26 million which are not subject to expiration. In addition, we have $5 million of foreign tax credits available for carryback or carryforward on the U.S. federal tax return at December 31, 2008 with various expiration dates through 2013.

The valuation allowance against deferred tax assets decreased by $45 million and $26 million in 2008 and 2007, respectively, and increased by $39 in 2006. The 2008 decrease in the valuation allowance was primarily due to a decrease in the valuation allowance related to federal and state capital loss carryforwards partially offset by increased foreign net operating losses. The 2007 decrease in the valuation allowance was primarily due to a decrease in valuation allowances related to state and foreign net operating losses partially offset by a valuation allowance against U.S. capital losses.

Federal income taxes have not been provided on undistributed earnings of the majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective businesses. At December 31, 2008 Honeywell has not provided for U.S. federal income and foreign withholding taxes on approximately $4.7 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

We had $671 million and $666 million of unrecognized tax benefits as of December 31, 2008 and 2007, respectively. If recognized, $671 million would be recorded as a component of income tax expense as of December 31, 2008. For the year ended December 31, 2008, the Company increased its unrecognized tax benefits by $5 million due to additional reserves for various international and U.S. tax audit matters, partially offset by a change in the foreign currency translation, the expiration of various statute of limitations, and the settlement of audits.

The following table summarizes the activity related to our unrecognized tax benefits:

	2008	2007
Change in unrecognized tax benefits:
Balance at beginning of year	$666	$744
Gross increases related to current period tax positions	81	68
Gross increases related to prior periods tax positions	106	100
Gross decreases related to prior periods tax positions	(54)	(167)
Decrease related to settlements with tax authorities	(42)	(101)
Expiration of the statute of limitations for the assessment of taxes	(64)	—
Foreign currency translation	(22)	22

Balance at end of year	$671	$666

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2008:

Jurisdiction	Open Tax Year
	Examination in progress	Examination not yet initiated
United States (1)	1998 – 2007	2007 – 2008
United Kingdom	2002 – 2006	2007 – 2008
Canada (1)	2003 – 2006	2007 – 2008
Germany (1)	2000 – 2003	2004 – 2008
France	N/A	2000 – 2008
Netherlands	2002 – 2006	2007 – 2008
Australia	N/A	2004 – 2008
China	N/A	2005 – 2008
India	1999 – 2007	2008

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

Unrecognized tax benefits for the above listed examinations in progress were $249 million and $199 million as of December 31, 2008 and 2007, respectively. This increase is primarily due to reserves for examinations initiated in 2008 and increases to prior reserves based on facts and circumstances as of the reporting date, partially offset by the settlement of tax examinations and the expiration of various statute of limitations during the year.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $19 million and $20 million for the years ended December 31, 2008 and 2007, respectively. Accrued interest and penalties were $137 million and $118 million as of December 31, 2008 and December 31, 2007, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 7—Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	2008		2007		2006
	Basic	Assuming Dilution	Basic	Assuming Dilution	Basic	Assuming Dilution
Income
Income from continuing operations	$2,792	$2,792	$2,444	$2,444	$2,078	$2,078
Income from discontinued operations, net of taxes	—	—	—	—	5	5

Net income	$2,792	$2,792	$2,444	$2,444	$2,083	$2,083

Average shares
Average shares outstanding	736,763,174	736,763,174	764,543,613	764,543,613	820,845,838	820,845,838
Dilutive securities issuable in connection with stock plans	—	6,767,253	—	9,683,868	—	5,432,435

Total average shares	736,763,174	743,530,427	764,543,613	774,227,481	820,845,838	826,278,273

Earnings (loss) per share of common stock
Income from continuing operations	$3.79	$3.76	$3.20	$3.16	$2.53	$2.51
Income from discontinued operations, net of taxes	—	—	—	—	0.01	0.01

Net income	$3.79	$3.76	$3.20	$3.16	$2.54	$2.52

In 2008, 2007 and 2006, the diluted earnings per share calculation excludes the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. In 2008, 2007 and 2006, the number of stock options not included in the computation were 17,825,720, 8,599,620 and 22,749,056, respectively. These stock options were outstanding at the end of each of the respective years.

Note 8—Accounts, Notes and Other Receivables

	December 31,
	2008	2007
Trade	$5,893	$6,209
Other	422	359

	6,315	6,568
Less—Allowance for doubtful accounts	(186)	(181)

	$6,129	$6,387

Trade Accounts Receivable includes $1,195 and $1,084 million of unbilled balances under long-term contracts as of December 31, 2008 and 2007, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

We sell interests in designated pools of trade accounts receivables to third parties. The sold receivables are over-collateralized by $93 million at December 31, 2008 and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The overcollateralization provides credit support to the purchasers of the receivable interest by limiting their losses in the event that a portion of the receivables becomes uncollectable. New receivables are sold under the agreement as previously sold receivables are collected. Losses are recognized when our interest in the receivables are sold. The retained interests in the receivables are shown at the amounts expected to be collected by us, and such carrying value approximates the fair value of our retained interests. We are compensated for our services in the collection and administration of the receivables.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31,
	2008	2007
Designated pools of trade receivables	$1,073	$1,322
Interest sold to third parties	(500)	(500)

Retained interest	$573	$822

Losses on sales of receivables were $18, $29 and $27 million in 2008, 2007 and 2006, respectively. No credit losses were incurred during those years.

Note 9—Inventories

	December 31,
	2008	2007
Raw materials	$1,644	$1,692
Work in process	952	870
Finished products	1,415	1,501

	4,011	4,063
Less—
Progress payments	(3)	(3)
Reduction to LIFO cost basis	(160)	(199)

	$3,848	$3,861

Inventories valued at LIFO amounted to $269 and $247 million at December 31, 2008 and 2007, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $160 and $199 million higher at December 31, 2008 and 2007, respectively.

Note 10—Investments and Long-Term Receivables

	December 31,
	2008	2007
Investments	$153	$40
Long-term trade and other receivables	209	223
Long-term financing receivables	308	237

	$670	$500

Long-Term Trade and Other Receivables includes $36 and $63 million of unbilled balances under long-term contracts as of December 31, 2008 and 2007, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 11—Property, Plant and Equipment

	December 31,
	2008	2007
Land and improvements	$475	$409
Machinery and equipment	10,075	10,243
Buildings and improvements	2,429	2,244
Construction in progress	407	466

	13,386	13,362
Less—Accumulated depreciation and amortization	(8,452)	(8,377)

	$4,934	$4,985

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Depreciation expense was $702, $675 and $650 million in 2008, 2007 and 2006, respectively.

Note 12—Goodwill and Other Intangibles—Net

The change in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 by segment are as follows:

	December 31, 2007	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2008
Aerospace	$1,939	$60	$(72)	$(45)	$1,882
Automation and Control Solutions	5,529	1,149	—	(40)	6,638
Specialty Materials	1,156	—	—	(5)	1,151
Transportation Systems	551	—	—	(37)	514

	$9,175	$1,209	$(72)	$(127)	$10,185

	December 31, 2006	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2007
Aerospace	$1,745	$180	$—	$14	$1,939
Automation and Control Solutions	4,959	547	—	23	5,529
Specialty Materials	1,151	2	(6)	9	1,156
Transportation Systems	548	—	—	3	551

	$8,403	$729	$(6)	$49	$9,175

Intangible assets are comprised of:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Patents and technology	$1,030	$(494)	$536	$965	$(407)	$558
Customer relationships	1,250	(175)	1,075	682	(113)	569
Trademarks	164	(50)	114	192	(35)	157
Other	501	(362)	139	458	(351)	107

	2,945	(1,081)	1,864	2,297	(906)	1,391

Trademarks with indefinite lives	403	—	403	107	—	107

	$3,348	$(1,081)	$2,267	$2,404	$(906)	$1,498

Intangible assets amortization expense was $201, $162 and $144 million in 2008, 2007 and 2006, respectively. Estimated intangible assets amortization expense for each of the next five years approximates $254 million in 2009, $243 million in 2010, $226 million in 2011, $210 million in 2012 and $181 million in 2013.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13—Accrued Liabilities

	December 31,
	2008	2007
Compensation, benefit and other employee related	$1,478	$1,472
Customer advances and deferred income	1,159	1,259
Income taxes	456	320
Environmental costs	343	311
Asbestos related liabilities	171	250
Product warranties and performance guarantees	385	380
Restructuring	401	212
Other taxes (payroll, sales, VAT etc.)	139	195
Insurance	120	96
Accrued interest	162	126
Other (primarily operating expenses)	1,192	1,120

	$6,006	$5,741

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 14—Long-term Debt and Credit Agreements

	December 31,
	2008	2007
6.20% notes due 2008	$—	$200
7 1/8% notes due 2008	—	200
Floating rate notes due 2009	300	300
Floating rate notes due 2009	500	500
Zero coupon bonds and money multiplier notes, 13.0%—14.26%, due 2009	100	100
Floating rate notes due 2009-2011	193	220
7.50% notes due 2010	1,000	1,000
6 1/8% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	60	60
6 5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 1.54%—11.24%, maturing at various dates through 2020	118	140

	6,888	5,837
Less—current portion	(1,023)	(418)

	$5,865	$5,419

The schedule of principal payments on long-term debt is as follows:

At December 31, 2008
2009	1,023
2010	1,106
2011	536
2012	401
2013	605
Thereafter	3,217

6,888
Less—current portion	(1,023)

$5,865

We maintain $3.8 billion of committed bank revolving credit facilities, including a $2.8 billion five year revolving credit facility with a group of banks, arranged by Citigroup Global Markets Inc. and J.P.Morgan Securities Inc. which is in place through mid-May 2012. This credit facility contains a $700 million sub- limit for the issuance of letters of credit. The $2.8 billion credit facility is maintained for general corporate purposes, including support for the issuance of commercial paper. We had no borrowings outstanding or letters of credit issued under the credit facility at December 31, 2008.

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

In February 2008, the Company issued $600 million of 4.25% Senior Notes due 2013 and $900 million 5.30% Senior Notes due 2018 (collectively, the “Senior Notes”). The Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1.5 billion, offset by $13 million in discount and issuance costs.

In the first quarter of 2008, the Company repaid $200 million of its 6.2% Notes, primarily through issuance of commercial paper. In the second quarter of 2008, the Company repaid $200 million of its 7 1/2% Notes, primarily from the issuance of commercial paper.

Note 15—Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2008
2009	$323
2010	243
2011	184
2012	127
2013	101
Thereafter	314

$1,292

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Rent expense was $383, $365 and $341 million in 2008, 2007 and 2006, respectively.

Note 16—Financial Instruments

Credit and Market Risk—Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest and currency exchange rates and commodity prices. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. While concentrations of credit risk associated with our trade accounts and notes receivable are considered minimal due to our diverse customer base, a significant portion of our customers are in the commercial air transport industry (aircraft manufacturers and airlines) accounting for approximately 20 percent of our consolidated sales in 2008. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

Foreign Currency Risk Management—We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Japanese yen.

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

We partially hedge forecasted 2009 sales and purchases denominated in non-functional currencies with currency forward contracts. When a functional currency strengthens against nonfunctional currencies, the decline in value of forecasted non-functional currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of gains (sales) and losses (purchases), respectively, in the value of the forward contracts designated as hedges. Conversely, when a functional currency weakens against non-functional currencies, the increase in value of forecasted nonfunctional currency cash inflows (sales) or outflows (purchases) is partially offset by the recognition of losses (sales) and gains (purchases), respectively, in the value of the forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. All open forward contracts mature by December 31, 2009.

At December 31, 2008 and 2007, we had contracts with notional amounts of $3,030 and $3,295 million, respectively, to exchange foreign currencies, principally the US dollar, Euro, British pound,

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Japanese yen.

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

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2008, we had no interest rate swap agreements. At December 31, 2007, interest rate swap agreements designated as fair value hedges effectively changed $300 million of fixed rate debt at an average rate of 6.01 percent to LIBOR based floating rate debt.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The Company holds investments in marketable equity securities that are designated as cost method investments and available for sale securities, as appropriate. Such investments are susceptible to market volatility and as a result are in unrealized loss positions as of December 31, 2008. The Company evaluated the near-term prospects of the investees in relation to the severity and duration of the impairments. Despite the unrealized loss position of certain investments of approximately $100 million, the Company concluded, as of December 31, 2008, that these investments were not other than temporarily impaired given the short duration of the unrealized loss position, the stable liquidity positions and financial condition of the investees, and the Company’s intent and ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value. Summarized below are the carrying values and fair values of our other financial instruments at December 31, 2008 and 2007. The fair values are based on the quoted market prices for the issues (if traded), current rates offered to us for debt of the same remaining maturity and characteristics, or other valuation techniques, as appropriate.

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$517	$471	$460	$428
Available for sale marketable equity securities	23	23	—	—
Cost method marketable equity securities	74	18	—	—
Interest rate swap agreements	—	—	20	20
Foreign currency exchange contracts	7	7	22	22
Forward commodity contracts	—	—	—	—
Liabilities
Long-term debt and related current maturities	$(6,888)	$(7,082)	$(5,837)	$(5,928)
Foreign currency exchange contracts	(34)	(34)	(18)	(18)
Forward commodity contracts	(4)	(4)	—	—

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 17—Other Liabilities

Other liabilities consist of the following:

	December 31,
	2008	2007
Pension and other employee related	$4,307	$1,536
Environmental	603	488
Income taxes	448	416
Insurance	175	143
Asset retirement obligations (1)	90	93
Deferred income	120	69
Other	371	314

	$6,114	$3,059

(1)

Asset retirement obligations primarily relate to costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials segment and the future retirement of facilities in our Automation and Control Solutions segment.

A reconciliation of our liability for asset retirement obligations for the year ended December 31, 2008, is as follows:

	2008	2007
Change in asset retirement obligations:
Balance at beginning of year	$93	$92
Liabilities settled	(7)	(3)
Adjustments	2	—
Accretion expense	2	4

Balance at end of year	$90	$93

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

Under the Company’s previously reported $3.0 billion share repurchase program, $1.3 billion remained available as of December 31, 2008 for additional share repurchases. The amount and timing of repurchases may vary depending on market conditions and the level of operating and other investing activities.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2008, there was no preferred stock outstanding.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 19—Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareowners’ Equity. The changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	Pretax	Tax	After- Tax
Year Ended December 31, 2008
Foreign exchange translation adjustments	$(614)	$—	$(614)
Change in fair value of effective cash flow hedges	(40)	16	(24)
Change in fair value of available for sale investments	(51)	—	(51)
Pension and postretirement benefit adjustment	(4,159)	1,583	(2,576)

	$(4,864)	$1,599	$(3,265)

Year Ended December 31, 2007
Foreign exchange translation adjustments	$248	$—	$248
Change in fair value of effective cash flow hedges	(5)	2	(3)
Pension and postretirement benefit adjustment	803	(285)	518

	$1,046	$(283)	$763

Year Ended December 31, 2006
Foreign exchange translation adjustments	$233	$—	$233
Change in fair value of effective cash flow hedges	(5)	2	(3)
Minimum pension liability adjustment	268	(72)	196
Pension and postretirement benefit adjustment	(2,620)	912	(1,708)

	$(2,124)	$842	$(1,282)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
	2008	2007
Cumulative foreign exchange translation adjustments	$209	$823
Fair value of effective cash flow hedges	(22)	2
Fair value of available for sale investments	(51)	—
Pension and postretirement benefit adjustment	(3,945)	(1,369)

	$(3,809)	$(544)

Note 20—Stock-Based Compensation Plans

We have stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. Under the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan), a maximum of 43 million shares of Honeywell common stock may be awarded. We expect that common stock awarded on an annual basis will be between 1.0 and 1.5 percent of total common stock outstanding. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan) 500,000 shares of Honeywell common stock may be awarded.

Stock Options—The exercise price, term and other conditions applicable to each option granted under our stock plans are generally determined by the Management Development and Compensation Committee of the Board. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The fair value is recognized as an

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

expense over the employee’s requisite service period (generally the vesting period of the award). Options generally vest over a four-year period and expire after ten years.

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

Compensation cost on a pre-tax basis related to stock options recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R in 2008, 2007 and 2006 was $51, $65 and $77 million, respectively. The associated future income tax benefit recognized in 2008, 2007 and 2006 was $19, $25 and $28 million, respectively. Compensation cost related to stock options recognized in our Consolidated Statement of Operations in 2008, 2007 and 2006 includes (1) compensation cost for stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation cost for stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123R.

	Years Ended December 31,
	2008	2007	2006
Weighted average fair value per share of options granted during the year(1)	$13.81	$10.27	$9.44
Assumptions:
Expected annual dividend yield	1.88%	2.09%	2.15%
Expected volatility	26.35%	20.18%	22.32%
Risk-free rate of return	3.09%	4.66%	4.63%
Expected option term (years)	5.2	5.3	5.0

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock option activity for the three years ended December 31, 2008:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	59,218,255	$38.50
Granted	9,193,200	42.35
Exercised	(11,466,491)	33.61
Lapsed or canceled	(2,712,287)	42.27

Outstanding at December 31, 2006	54,232,677	39.98
Granted	5,963,500	47.59
Exercised	(16,037,530)	36.95
Lapsed or canceled	(2,761,278)	45.74

Outstanding at December 31, 2007	41,397,369	41.88
Granted	5,024,820	58.46
Exercised	(3,577,707)	37.40
Lapsed or canceled	(1,910,960)	49.16

Outstanding at December 31, 2008	40,933,522	$43.97

Vested and expected to vest at December 31, 2008(1)	39,172,640	$43.49

Exercisable at December 31, 2008	30,314,667	$41.40

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Range of exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$21.75–$32.99	2,762,141	4.16	$24.29	$24	2,759,141	$24.28	$24
$33.00–$39.99	14,849,698	4.54	35.89	—	14,792,148	35.89	—
$40.00–$49.99	13,211,076	6.73	44.54	—	7,523,146	43.81	—
$50.00–$74.95	10,110,607	4.92	60.46	—	5,240,232	62.46	—

	40,933,522	5.31	43.97	$24	30,314,667	41.40	$24

(1)	Average remaining contractual life in years.

There were 28,624,279 and 37,902,956 options exercisable at weighted average exercise prices of $41.14 and $40.16 at December 31, 2007 and 2006, respectively. There were 33,712,148 shares available for future grants under the terms of our stock option plans at December 31, 2008.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2008, 2007 and 2006 was $76, $281 and $92 million, respectively. During 2008, 2007 and 2006, the amount of cash received from the exercise of stock options was $134, $592 and $385 million, respectively, with an associated tax benefit realized of $28, $101 and $31 million, respectively. Consistent with the requirements of SFAS No. 123R, in 2008, 2007 and 2006 we classified $21, $86 and $31 million, respectively, of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

At December 31, 2008, there was $77 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.66 years. The total fair value of options vested during 2008, 2007 and 2006 was $63, $83 and $70 million, respectively.

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

The following table summarizes information about RSU activity for the three years ended December 31, 2008:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2005	3,965,531	$32.97
Granted	1,948,650	$39.11
Vested	(759,015)	$30.04
Forfeited	(403,167)	$34.25

Non-vested at December 31, 2006	4,751,999	$35.85
Granted	1,980,850	$54.47
Vested	(372,105)	$32.48
Forfeited	(503,747)	$37.93

Non-vested at December 31, 2007	5,856,997	$42.18
Granted	2,087,934	$54.56
Vested	(694,660)	$35.82
Forfeited	(424,554)	$41.94

Non-vested at December 31, 2008	6,825,717	$46.63

As of December 31, 2008, there was approximately $179 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.0 years. Compensation expense related to RSUs was $77, $47 and $29 million in 2008, 2007 and 2006, respectively.

Non-Employee Directors’ Plan—Under the Directors’ Plan each new director receives a one-time grant of 3,000 restricted stock units that will vest on the fifth anniversary of continuous Board service.

The Directors’ Plan also provides for an annual grant to each director of options to purchase 5,000 shares of common stock at the fair market value on the date of grant. Options generally become exercisable over a four-year period and expire after ten years.

Note 21—Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December,
	2008	2007	2006
Beginning of year	$799	$831	$879
Accruals for environmental matters deemed probable and reasonably estimable	466	230	218
Environmental liability payments	(320)	(267)	(264)
Other adjustments	1	5	(2)

End of year	$946	$799	$831

See Note 3, Repositioning and Other Charges, for more detail regarding accruals for environmental matters during 2008.

Environmental liabilities are included in the following balance sheet accounts:

	December 31, 2008	December 31, 2007
Accrued liabilities	$343	$311
Other liabilities	603	488

	$946	$799

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

Lawsuits were previously filed in federal court against Honeywell and other landowners by Jersey City and two of its municipal utility authorities, and separately by a citizens group seeking, the cleanup of chromium residue at several of the Honeywell ACO Sites under the federal Resource Conservation and Recovery Act (RCRA). Honeywell, Jersey City, the municipal utility authorities and the citizens group have agreed to settle claims relating to a group of properties known as Study Area 6 North, which settlement has been approved by the Court. These sites and other related sites have been classified by Jersey City as an area in need of redevelopment and Jersey City has approved a redevelopment plan and agreement regarding these sites. As part of this settlement, Honeywell has also agreed to release claims it may have had against Jersey City and its municipal utility authorities for contamination of river sediments and for the remediation of chrome residue at the Publicly Funded Sites that are sewer lines. Honeywell and the plaintiffs have reached a settlement for one group of properties (known as Study Area 6 South), and that settlement has been approved by the Court. The remedial actions regarding the settlements discussed above are consistent with our recorded reserves. Settlement negotiations are ongoing for the remaining sites (portions of what is known as Study Area 5) in the litigation.

Dundalk Marine Terminal, Baltimore—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear a 77 percent share of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase is ongoing, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this matter will have a material adverse impact on our

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

Onondaga Lake, Syracuse, NY—A predecessor company to Honeywell operated a chemical plant which is alleged to have contributed mercury and other contaminants to the Lake. In July 2005, the New York State Department of Environmental Conservation (the DEC) issued its Record of Decision (ROD) with respect to remediation of industrial contamination in the Lake. In January 2007, a Consent Decree was approved by the United States District Court for the Northern District of New York for the implementation of the combined dredging/capping remedy set forth in the ROD. We have accrued for our estimated cost of implementing the remedy set forth in the ROD based on current available information and analysis performed by our engineering consultants.

In December 2006, the United States Fish and Wildlife Service published notice of its intent to pursue natural resource damages related to the site. It is not possible to predict the outcome or timing of its assessments, which are typically lengthy processes lasting several years, or the amounts of or responsibility for these damages.

Honeywell is also conducting remedial investigations and activities at other sites in Syracuse, New York. We have recorded reserves for these investigations and activities where appropriate under the accounting policy described above.

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

Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of December 31, 2008 and 2007 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO’s parent. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018 under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. Honeywell projected the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon experience of asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums. The valuation methodology also includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and resulted in a range of estimated liability for future claims of $743 to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, in December 2006 we recorded the minimum amount in the range which resulted in a reduction of $207 million in our estimated liability for future NARCO-related asbestos claims. There has been no new data or developments during 2008 or 2007 which would warrant a change in our estimated liability for future NARCO-related asbestos claims.

As of December 31, 2008 and 2007, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $877 and $939 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At December 31, 2008, a significant

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at December 31, 2008. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. In the third quarter of 2007, Honeywell prevailed in the New York action on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The Court’s ruling is subject to appeal. Honeywell expects to prevail in this matter based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, and thus we believe that the amount due from Travelers and other insurance carriers ($340 million at December 31, 2008) is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

Friction Products—Honeywell’s Bendix friction materials (Bendix) business manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Existing and potential claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

From 1981 through December 31, 2008, we have resolved approximately 117,000 Bendix related asbestos claims. We had 127 trials resulting in favorable verdicts and 12 trials resulting in adverse verdicts. Two of these adverse verdicts were reversed on appeal, three claims were settled and the remaining have been or will be appealed. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2008	2007
Claims Unresolved at the beginning of year	51,658	57,108
Claims Filed	4,003	2,771
Claims Resolved	(3,710)	(8,221)

Claims Unresolved at the end of year	51,951	51,658

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Disease Distribution of Unresolved Claims	December 31,
	2008	2007
Mesothelioma and Other Cancer Claims	5,575	5,011
Other Claims	46,376	46,647

Total Claims	51,951	51,658

Approximately 45 percent of the approximately 52,000 pending claims at December 31, 2008 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed.

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2008	2007	2006
	(in whole dollars)
Malignant claims	$65,000	$33,000	$33,000
Nonmalignant claims	$1,500	$500	$250

It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $578 and $517 million at December 31, 2008 and 2007, respectively. Prior to December 2006, we only accrued for the estimated cost of pending Bendix related asbestos claims as we could not reasonably estimate losses which could arise from future Bendix related asbestos claims. In December 2006, due to the steady three-year decline in the rate of Bendix related asbestos claims filed and reduced volatility in those rates, we felt that it was possible to determine a reasonable estimate of the costs that would be incurred for claims filed over the next five years. Accordingly, we recorded a reserve of $335 million for the estimated cost of future Bendix related asbestos claims based on the historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year we update our analysis of the estimated cost of future Bendix related asbestos claims. Such updates resulted in a reduction of the reserve to $327 million at December 31, 2007 and an increase of the reserve to $370 million at December 31, 2008. In December 2006, we also changed our methodology for valuing Bendix pending and future claims from using average resolution values for the previous five years to using average resolution values for the previous two years which resulted in a reduction of $118 million in the reserve for pending Bendix claims in the fourth quarter of 2006. The claims filing experience and resolution data for Bendix related claims has become more reliable over the past several years. Accordingly, in the fourth quarter of 2007, we updated our methodology for valuing Bendix pending and future claims using the average resolution values for the past three years of data, which resulted in a $10 million reduction in the reserve for pending Bendix claims. In the fourth quarter of 2008, we updated the resolution values used to estimate the cost of pending and future Bendix claims resulting in a $5 million increase in the reserve for pending Bendix claims. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2008 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $156 and $197 million are reflected as receivables in our consolidated balance sheet at December 31, 2008 and 2007, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Refractory and Friction Products—The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$517	$1,138	$1,655	$528	$1,291	$1,819	$287	$1,782	$2,069
Accrual for pending claims and defense costs incurred	153	—	153	122	—	122	125	—	125
Accrual for estimated cost of future claims	43	—	43	—	—	—	335	—	335
Reduction in estimated cost of future claims	—	—	—	(8)	—	(8)	—	(207)	(207)
Asbestos related liability payments	(140)	(7)	(147)	(115)	(153)	(268)	(103)	(316)	(419)
Settlement with plaintiff firms of certain pending asbestos claims	—	—	—	—	—	—	—	32	32
Update of expected resolution values for pending claims	5	—	5	(10)	—	(10)	(118)	—	(118)
Other	—	—	—	—	—	—	2	—	2

End of year	$578	$1,131	$1,709	$517	$1,138	$1,655	$528	$1,291	$1,819

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$197	$939	$1,136	$302	$955	$1,257	$377	$1,096	$1,473
Probable insurance recoveries related to claims filed	39	—	39	6	—	6	11	—	11
Probable insurance recoveries related to annual update of expected resolution values for pending claims	1	—	1	(4)	—	(4)	39	—	39
Insurance receipts for asbestos related liabilities	(116)	(62)	(178)	(107)	(16)	(123)	(166)	(100)	(266)
Insurance receivables settlements and write-offs(1)	36	—	36	—	—	—	34	(41)	(7)
Other	(1)	—	(1)	—	—	—	7	—	7

End of year	$156	$877	$1,033	$197	$939	$1,136	$302	$955	$1,257

(1)	In 2008, $36 million reflects gains from settlements with two Bendix insurance carriers. In 2006, $34 million reflects gains from settlements with two Bendix insurance carriers and $41 million represents the write-down of the NARCO insurance receivable to reflect the reduction in the estimated cost of future claims.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2008	2007
Other current assets	$4	$50
Insurance recoveries for asbestos related liabilities	1,029	1,086

	$1,033	$1,136

Accrued liabilities	$171	$250
Asbestos related liabilities	1,538	1,405

	$1,709	$1,655

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

Allen, et al. v. Honeywell Retirement Earnings Plan—Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. Any amounts payable, including the settlement amount, have or will be paid from the Company’s pension plan. We continue to expect to prevail on the remaining claims in light of applicable law and our substantial affirmative defenses, which have not yet been considered by the Court. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable with respect to these claims and we have not recorded a provision for the remaining claims in our financial statements.

Quick Lube—On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. We intend to vigorously defend the claims raised in these actions. The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits. We are fully cooperating with the DOJ investigation.

Gyros—In March 2008, the U.S. Department of State advised Honeywell that it is reviewing Honeywell’s compliance with applicable U.S. export controls in connection with the Company’s export of its GG1320 gyros and related inertial navigation systems under State and Commerce Department

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

licenses. In December 2008, the U.S. Department of State notified Honeywell that it had completed its review of this matter without imposition of fines or penalties.

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

Warranties and Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2008:

Maximum Potential Future Payments
Operating lease residual values	$39
Other third parties’ financing	4
Unconsolidated affiliates’ financing	3
Customer financing	16

$62

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

	Years Ended December 31,
	2008	2007	2006
Beginning of year	$396	$363	$347
Accruals for warranties/guarantees issued during the year	242	233	268
Adjustment of pre-existing warranties/guarantees	(34)	3	(22)
Settlement of warranty/guarantee claims	(187)	(203)	(230)

End of year	$417	$396	$363

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	2008	2007
Accrued liabilities	$385	$380
Other liabilities	32	16

	$417	$396

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 22—Pension and Other Postretirement Benefits

We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit pension plans. U.S. defined benefit pension plans comprise 78 percent of our projected benefit obligation. Non-U.S. employees, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Non-U.S. defined benefit pension plans comprise 22 percent of our projected benefit obligation.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans at December 31, 2008 and 2007.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$16,770	$17,008	$2,192	$2,265
Service cost	255	264	13	15
Interest cost	1,009	960	122	128
Plan amendments	27	22	(67)	(7)
Actuarial (gains) losses	(1,186)	(647)	(131)	(11)
Acquisitions	67	—	3	—
Benefits paid	(1,140)	(1,073)	(172)	(198)
Settlements and curtailments	—	34	—	—
Other	(756)	202	—	—

Benefit obligation at end of year	15,046	16,770	1,960	2,192

Change in plan assets:
Fair value of plan assets at beginning of year	17,194	16,578	—	—
Actual return on plan assets	(4,290)	1,281	—	—
Company contributions	387	238	—	—
Acquisitions	53	—	—	—
Benefits paid	(1,140)	(1,073)	—	—
Other	(684)	170	—	—

Fair value of plan assets at end of year	11,520	17,194	—	—

Funded status of plans	$(3,526)	$424	$(1,960)	$(2,192)

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost	$62	$1,231	$—	$—
Accrued liabilities	—	—	(197)	(197)
Postretirement benefit obligations other than pensions(1)	—	—	(1,763)	(1,995)
Accrued pension liability(2)	(3,588)	(807)		—

Net amount recognized	$(3,526)	$424	$(1,960)	$(2,192)

(1)	Excludes Non-U.S. plans of $36 and $30 million in 2008 and 2007, respectively.

(2)	Included in Other Liabilities—Non-Current on Consolidated Balance Sheet.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) associated with our significant pension and other postretirement benefit plans at December 31, 2008 and 2007 are as follows.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Transition obligation	$11	$12	$—	$—
Prior service cost (benefit)	97	94	(140)	(116)
Actuarial losses	5,958	1,675	265	429

Net amount recognized	$6,066	$1,781	$125	$313

The accumulated benefit obligation for our defined benefit pension plans was $14.3 and $16.0 billion at December 31, 2008 and 2007, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for our significant plans include the following components:

Net Periodic Benefit Cost	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Service cost	$255	$264	$274	$13	$15	$17
Interest cost	1,009	960	908	122	128	122
Expected return on plan assets	(1,404)	(1,347)	(1,251)	—	—	—
Amortization of transition obligation	1	—	—	—	—	—
Amortization of prior service cost (credit)	29	26	27	(43)	(37)	(40)
Recognition of actuarial losses	47	210	348	33	46	52
Settlements and curtailments	18	35	(13)	—	—	—

Net periodic benefit cost	$(45)	$148	$293	$125	$152	$151

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive (Income) Loss	2008	2007		2008	2007
Actuarial (gains) losses	$4,499	$(581)		$(131)	$(11)
Prior service cost (credit)	27	22		(67)	(7)
Transition obligation recognized during year	(1)	—		—	—
Prior service (cost) credit recognized during year	(30)	(26)		43	37
Actuarial losses recognized during year	(63)	(210)		(33)	(46)
Foreign exchange translation adjustments	(147)	19		—	—

Total recognized in other comprehensive (income) loss	$4,285	$(776)		$(188)	$(27)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$4,240	$(628)		$(63)	$125

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The estimated net loss and prior service cost for pension benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 are expected to be $145 and $29 million, respectively. The estimated net loss and prior service credit for other postretirement benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2009 are expected to be $11 and $(46) million, respectively.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our U.S. benefit plans are presented in the following table. For non-U.S. benefit plans, no one of which was individually material, assumptions reflect economic assumptions applicable to each country.

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	6.95%	6.50%	6.00%	6.00%	5.90%	5.70%
Expected annual rate of compensation increase	4.50%	4.50%	4.00%	—	—	—
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.50%	6.00%	5.75%	5.90%	5.70%	5.50%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	—	—	—
Expected annual rate of compensation increase	4.50%	4.00%	4.00%	—	—	—

To select a discount rate for our retirement benefit plans, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of double A rated fixed-income debt instruments. We use the average yield of this hypothetical portfolio as a discount rate benchmark. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.

Our expected rate of return on plan assets of 9 percent is a long-term rate based on historic plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The expected rate of return is a long-term assumption and generally does not change annually.

Pension Benefits

Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	2008	2007
Projected benefit obligations	$14,713	$2,910
Accumulated benefit obligations	$14,012	$2,766
Fair value of plan assets	$11,125	$2,140

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Our U.S. pension plans assets were $8.7 and $13.0 billion and our non-U.S. pension plans assets were $2.8 and $4.2 billion at December 31, 2008 and 2007, respectively. Our asset allocation and target allocation for our pension plans assets are as follows:

Asset Category	Percentage of Plans Assets at December 31,		Long-term Target Allocation
	2008	2007
Equity securities	54%	63%	45-70%
Debt securities, including cash	25	26	15-30
Real estate	9	6	5-10
Other	12	5	5-15

	100%	100%

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

Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2008, 2007 and 2006, we made voluntary cash contributions of $42, $42 and $68 million, respectively, to our U.S. defined benefit pension plans primarily for government contracting purposes. In December 2008, we also made a voluntary contribution of $200 million of Honeywell common stock to our U.S. plans to improve the funded status of our plans. At December 31, 2008 and 2007, the fair value of our pension plans assets invested in Honeywell common stock was $204 and $14 million, respectively. During 2009, we plan to make additional voluntary contributions of Honeywell common stock to our U.S. plans totaling approximately $800 million to improve the funded status of our plans. In 2009, we also expect to contribute approximately $140 million in cash to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards. These contributions do not reflect benefits to be paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2009	$1,104
2010	1,098
2011	1,115
2012	1,146
2013	1,146
2014-2018	6,042

Other Postretirement Benefits

FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2) provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The impact of the Act reduced other postretirement benefits expense by approximately $21, $25 and $37 million in 2008, 2007 and 2006, respectively.

	December 31,
	2008	2007
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	8.0%	8.5%
Rate that the cost trend rate gradually declines to	5.5%	5.5%
Year that the rate reaches the rate it is assumed to remain at	2014	2014

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	$68	$(61)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2009	$219	$204
2010	221	207
2011	221	208
2012	206	193
2013	198	185
2014-2018	892	831

Employee Savings Plans

We sponsor employee savings plans under which we match, in the form of our common stock, savings plan contributions for certain eligible employees. Shares issued under the stock match plans were 4.9, 3.7 and 4.5 million at a cost of $220, $199 and $179 million in 2008, 2007 and 2006, respectively.

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

•

Automation and Control Solutions includes Products (controls for heating, cooling, indoor air quality, ventilation, humidification and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; personal protection equipment; access control; video surveillance; and remote patient monitoring systems); Building Solutions (installs, maintains and upgrades systems that keep buildings safe, comfortable and productive); and Process Solutions (provides a full range of automation and control solutions for industrial plants, offering advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings).

•	Specialty Materials includes fluorocarbons, specialty films, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, and catalysts and adsorbents.

•

Transportation Systems includes Honeywell Turbo Technologies (turbochargers and charge-air and thermal systems); and the Consumer Products Group (car care products including anti-freeze, filters, spark plugs, and cleaners, waxes and additives); and Friction Materials (brake hard parts and other friction materials).

The accounting policies of the segments are the same as those described in Note 1. Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement benefits (expense), stock compensation expense, repositioning and other charges and accounting changes. Beginning January 1, 2008, consistent with changes made to the measure of segment performance utilized by senior management, segment profit has been adjusted to exclude expense associated with restricted stock units (“RSU”) and to include equity income/(loss) of affiliated companies. Stock compensation expense, including RSU expense, totaled $112 and $106 million for the years ended December 31, 2007 and 2006, respectively. Equity income/(loss) of affiliated companies, included in other income (expense), totaled $10 million and $13 million for the years ended December 31, 2007 and 2006, respectively. Both of these changes were applied on a prospective basis beginning January 1, 2008 and are not material to the following reportable segment data:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net sales
Aerospace	$12,650	$12,236	$11,124
Automation and Control Solutions	14,018	12,478	11,020
Specialty Materials	5,266	4,866	4,631
Transportation Systems	4,622	5,009	4,592
Corporate	—	—	—

	$36,556	$34,589	$31,367

Depreciation and amortization
Aerospace	$202	$199	$195
Automation and Control Solutions	321	264	240
Specialty Materials	208	216	221
Transportation Systems	122	110	101
Corporate	50	48	37

	$903	$837	$794

Segment profit
Aerospace	$2,300	$2,197	$1,892
Automation and Control Solutions	1,622	1,405	1,223
Specialty Materials	721	658	568
Transportation Systems	406	583	574
Corporate	(204)	(189)	(177)

	$4,845	$4,654	$4,080

Capital expenditures
Aerospace	$246	$172	$178
Automation and Control Solutions	208	186	165
Specialty Materials	194	215	186
Transportation Systems	110	131	109
Corporate	126	63	95

	$884	$767	$733

	December 31,
	2008	2007	2006
Total assets
Aerospace	$8,476	$8,743	$7,914
Automation and Control Solutions	14,609	12,999	11,287
Specialty Materials	5,232	5,065	4,674
Transportation Systems	2,787	3,304	3,038
Corporate	4,386	3,694	4,028

	$35,490	$33,805	$30,941

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

A reconciliation of segment profit to consolidated income from continuing operations before taxes is as follows:

	Years Ended December 31,
	2008	2007	2006
Segment profit	$4,845	$4,654	$4,080
Other income (expense)(1)	665	53	111
Interest and other financial charges	(456)	(456)	(374)
Stock compensation expense(2),(3)	(128)	(65)	(77)
Pension and other postretirement benefits (expense)(2)	(113)	(322)	(459)
Repositioning and other charges(2)	(1,012)	(543)	(483)

Income from continuing operations before taxes	$3,801	$3,321	$2,798

(1)

Equity income/(loss) of affiliated companies was included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense) as presented above includes equity income/(loss) of affiliated companies of $10 and $13 million for the years ended December 31, 2007 and 2006, respectively.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(3)

Costs associated with restricted stock units (“RSU”) were excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $112 and $106 million for the years ended December 31, 2007 and 2006, respectively. Stock option expense is included for all periods presented.

Note 24—Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006
United States	$22,291	$21,101	$19,821	$14,193	$11,916	$11,438
Europe	9,484	9,104	7,781	2,050	2,706	2,161
Other International	4,781	4,384	3,765	1,143	1,036	848

	$36,556	$34,589	$31,367	$17,386	$15,658	$14,447

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $3,506, $3,427 and $3,493 million in 2008, 2007 and 2006, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 25—Supplemental Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
Payments for repositioning and other charges:
Severance and exit cost payments	$(157)	$(92)	$(142)
Environmental payments	(320)	(267)	(264)
Proceeds from sale of insurance receivable	82	97	100
Insurance receipts for asbestos related liabilities	96	26	166
Asbestos related liability payments	(147)	(268)	(419)

	$(446)	$(504)	$(559)

Interest paid, net of amounts capitalized	$415	$444	$361
Income taxes paid, net of refunds	810	474	471
Non-cash investing and financing activities:
Common stock contributed to savings plans	220	199	179
Common stock contributed to U.S. pension plans	200	—	—

Note 26—Unaudited Quarterly Financial Information

	2008					2007
	Mar. 31	June 30	Sept. 30	Dec. 31	Year	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net sales	$8,895	$9,674	$9,275	$8,712	$36,556	$8,041	$8,538	$8,735	$9,275	$34,589
Gross profit	2,223	2,351	1,799	2,189	8,562	1,891	2,047	2,089	2,262	8,289
Net income	643	723	719	707	2,792	526	611	618	689	2,444
Earnings per share— basic:
Net income	.87	.97	.98	.97	3.79	.66	.79	.83	.92	3.20
Earnings per share— assuming dilution:
Net income	.85	.96	.97	.97	3.76	.66	.78	.81	.91	3.16
Dividends paid	.275	.275	.275	.275	1.10	.25	.25	.25	.25	1.00
Market price(1)
High	60.48	62.25	50.93	39.68	62.25	48.31	58.87	61.45	61.77	61.77
Low	53.95	49.14	40.37	23.67	23.67	44.13	46.15	54.12	53.19	44.13

(1)	From composite tape-stock is primarily traded on the New York Stock Exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND S HAREOWNERS OF
HONEYWELL INTERNATIONAL INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1.) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2.) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax uncertainties in 2007, and the manner in which it accounts for defined benefit pension and other postretirement plans in 2006.

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
February 12, 2009

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accouting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.  Other Information

Not Applicable.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2008, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

The members of the Audit Committee of our Board of Directors are: Scott Davis (Chair), Linnet Deily, George Paz, John R. Stafford, and Michael W. Wright. The Board has determined that Mr. Davis is the “audit committee financial expert” as defined by applicable SEC rules and that Mr. Davis, Ms. Deily and Mr. Paz satisfy the “accounting or related financial management expertise” criteria established by the NYSE. All members of the Audit Committee are “independent” as that term is defined in applicable SEC Rules and NYSE listing standards.

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

EQUITY COMPENSATION PLANS

As of December 31, 2008 Information about our equity compensation plans is as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	46,528,678	(1)	$43.85	(2)	36,805,969	(3)
Equity compensation plans not approved by security holders	742,197	(4)	N/A	(5)	N/A	(6)

Total	47,270,875		$43.85		36,805,969

(1)

Equity compensation plans approved by shareowners that are included in column (a) of the table are the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2006 Stock Incentive Plan”) (10,270,215 shares of Common Stock to be issued for options; 3,930,499 restricted units subject to continued employment; and 1,083,502 deferred restricted units of earned and vested awards under prior plans that were approved by shareowners where delivery of shares has been deferred); the 2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2003 Stock Incentive Plan”) (15,244,290 shares of Common Stock to be issued for options; 4,050 shares to be issued for SARs; and 981,668 restricted units subject to continued employment); the 1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates (14,243,229 shares of Common Stock to be issued for options; 60,925 shares to be issued for SARs; and 408,800 restricted units subject to continued employment); the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “Non-Employee Director Plan”) (145,000 shares of Common Stock to be issued for options; 3,000 restricted units subject to continued services; and 3,000 shares of restricted stock), and the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. (153,500 shares of Common Stock to be issued for options; and 27,000 shares of restricted stock).

957,669 growth plan units were issued for the performance cycle commencing on January 1, 2007 and ending December 31, 2008 pursuant to the 2006 Stock Incentive Plan. The ultimate value of any growth plan award may be paid in cash or shares of Common Stock and, thus, growth plan units are not included in the table above. The ultimate value of growth plan units depends upon the achievement of pre-established performance goals during a two-year performance cycle relating to growth in earnings per share, revenue and return on investment. 50% of any payment related to these growth plan units will be paid in 2009 and the remaining 50% will be paid in 2010, subject to active employment on the payment dates.

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

(3)

The number of shares that may be issued under the 2006 Stock Incentive Plan as of December 31, 2008 is 33,370,148 which includes the following additional shares under the 2006 Stock Incentive Plan (or any Prior Plan as defined in the 2006 Stock Incentive Plan) that may again be available for issuance: shares that are settled for cash, expire, are canceled, are tendered in satisfaction of an option exercise price or tax withholding obligations, are reacquired with cash tendered in satisfaction of an option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, and are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2008 is 3,093,821. This plan is an umbrella plan for five plans maintained solely for eligible employees of participating non-U.S. countries. One sub-plan, the Global Employee Stock Purchase Plan, allows eligible employees to contribute between 2.2% and 8.8% of base pay from January through September of each year to purchase shares of Common Stock the following November at the fair market value on the date of purchase. Participant accounts are credited with matching shares equal to 20% of their contributions that are subject to continued employment for 3 years. For 2008, Honeywell used Treasury shares to provide the shares under this plan. Employees purchased and were credited with 197,034 shares of Common Stock in 2008.

Another sub-plan, the UK Sharebuilder Plan, allows an eligible UK employee to contribute a specified percentage of taxable earnings that is then invested in shares. The company matches those shares and dividends paid are used to purchase additional shares. Matched shares are subject to a three-year vesting schedule. Shares taken out of the plan before five years lose their tax-favored status. For the year ending December 31, 2008, 102,466 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

The remaining three sub-plans, Honeywell International Technologies Employees Share Ownership Plan (Ireland), the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme and the Honeywell Ireland Software Employees Share Ownership Plan, allow eligible Irish employees to contribute specified percentages of base pay, bonus or performance pay that are then invested in shares. Shares must be held in trust for at least two years and lose their tax-favored status if they are taken out of the plan before three years. For the year ending December 31, 2008, 32,070 shares were credited to participants’ accounts under these three plans.

The remaining 342,000 shares included in column (c) are shares remaining for future grants under the Non-Employee Director Plan.

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

The AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan. No further deferrals can be made under this plan. The number of shares of Common Stock that remain to be issued under this expired plan as of December 31, 2008 is 51,539.

The Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc. provides for mandatory and elective deferral of certain payments to non-employee directors. Mandatory deferrals are invested in notional shares of Common Stock. Directors may also invest any elective deferrals in notional shares of Common Stock. Additional notional shares are credited to participant accounts equal to the value of any cash dividends payable on actual shares of Common Stock. Notional shares of Common Stock are converted to an equivalent amount of cash at the time the distributions are made from the plan to directors. However, one former director is entitled to receive periodic distributions of actual shares of Common Stock that were notionally allocated to his account in years prior to 1992. The number of shares of Common Stock that remain to be issued to directors under this plan as of December 31, 2008 is 748.

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

(6)

No securities are available for future issuance under the AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries and the Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc. The cash incentive compensation plan has expired. All notional investments in shares of Common Stock are converted to cash when payments are made under the directors’ plan (other than with respect to 748 shares of Common Stock included in column (a) that is payable to one former director). The amount of securities available for future issuance under the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries is not determinable because the number of securities that may be issued under this plan depends upon the amount deferred to the plan by participants in future years.

The table does not contain information for the following plans and arrangements:

•

Employee benefit plans of Honeywell intended to meet the requirements of Section 401(a) of the Internal Revenue Code and a small number of foreign employee benefit plans that are similar to such Section 401(a) plans.

•

Equity compensation plans maintained by Honeywell Inc. immediately prior to the merger of Honeywell Inc. and AlliedSignal Inc. on December 1, 1999. The right to receive Honeywell International Inc. securities was substituted for the right to receive Honeywell Inc. securities under these plans. No new awards have been granted under these plans after the merger date. The number of shares to be issued under these plans upon exercise of outstanding options, warrants and rights is 812,313 and their weighted-average exercise price is $50.04.

Item 13.  Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2008 and 2007 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Part IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(2.) Consolidated Financial Statement Schedules:	Page Number in Form 10-K
Schedule II—Valuation and Qualifying Accounts	117

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits

See the Exhibit Index on pages 113 through 116 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

February 13, 2009	By:	/s/ Talia M. Griep

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

*

Linnet F. Deily Director

/s/ David J. Anderson

David J. Anderson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

*

Clive R. Hollick Director

*

George Paz Director

*

Bradley T. Sheares, Ph.D. Director

*

John R. Stafford Director

*

Michael W. Wright Director

/s/ Talia M. Griep

Talia M. Griep Vice President and Controller (Principal Accounting Officer)

*By:	/s/ David J. Anderson

(David J. Anderson Attorney-in-fact)

February 13, 2009

EXHIBIT INDEX

Exhibit No.	Description
2	Omitted (Inapplicable)
3(i)

Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended and restated April 28, 2008 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed May 1, 2008)

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
10.1*

2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934 and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2006 and the attached amendment (filed herewith))

10.2*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.3*

Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003 and amended by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008)

10.4*	1985 Stock Plan for Employees of AlliedSignal Inc. and its Subsidiaries, as amended (incorporated by reference to Exhibit 19.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 1991)
10.5*	Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (filed herewith)
10.6*	Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (filed herewith)
10.7*	Honeywell International Inc. Severance Plan for Senior Executives, as amended and restated (filed herewith)
10.8*	Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc., and its Affiliates, as amended and restated (filed herewith)
10.9*

1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates, as amended (incorporated by reference to Exhibit A to Honeywell’s Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2006, Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and the attached amendment (filed herewith))

Exhibit No.	Description
10.10*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (filed herewith)
10.11*

Employment Separation Agreement and Release between J. Kevin Gilligan and Honeywell International Inc. dated February 10, 2004 (incorporated by reference to Honeywell’s Form 10-K for year ended December 31, 2003)

10.12*	Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (filed herewith)
10.13*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (filed herewith)
10.14*

Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003 and amended by the attached amendment (filed herewith))

10.15*

Employment Separation Agreement and Release between Richard F. Wallman and Honeywell International Inc. dated July 17, 2003 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2003)

10.16*	Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (filed herewith)
10.17*

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002, and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008 and the attached amendment (filed herewith))

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
10.23*

Letter Agreement dated July 27, 2001 between Honeywell and Larry E. Kittelberger (incorporated by reference to Exhibit 10.23 to Honeywell’s Form 10-K for the year ended December 31, 2006, and amended by the attached amendment (filed herewith))

10.24*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.25*

Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006 and amended by the attached amendment (filed herewith) )

Exhibit No.	Description
10.26*	2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (filed herewith)
10.27*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates–Form of Option Award Agreement (incorporated by reference to Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.28*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates–Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.28 to Honeywell’s Form 10-K for the year ended December 31, 2007)

10.29*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates–Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s form 10-Q for the quarter ended June 30, 2006)

10.30*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.31*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (filed herewith)
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

10.34*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.–Form of Restricted Unit Agreement (filed herewith)
10.35*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)
10.36*	Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007)
10.37

Amended and Restated Five Year Credit Agreement dated as of May 14, 2007 by and among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citicorp USA, Inc., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch and UBS Loan Finance LLC, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and co- book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s 8-K filed May 18, 2007)

10.38

Purchase and Sale Agreement between Catalysts, Adsorbents and Process Systems, Inc., and Honeywell Specialty Materials, LLC, dated September 30, 2005 (incorporated by reference to Exhibit 10.23 to Honeywell’s Form 10-Q for the quarter ended September 30, 2005)

10.39	Stock Purchase Agreement by and between Honeywell International Inc. and M&F Worldwide Corp. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed November 1, 2005)
10.40

Stock Purchase Agreement dated April 3, 2008 by and among Honeywell International Inc., Safety Products Holdings, Inc., the selling shareholders party thereto, and Odyssey Investment Services, L.L.C. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 7, 2008)

Exhibit No.	Description
10.41

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

HONEYWELL INTERNATIONAL INC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2008
(In millions)

Allowance for Doubtful Accounts:

Balance December 31, 2005	$179
Provision charged to income	111
Deductions from reserves(1)	(77)
Acquisitions	4

Balance December 31, 2006	217
Provision charged to income	79
Deductions from reserves(1)	(115)

Balance December 31, 2007	181
Provision charged to income	93
Deductions from reserves(1)	(94)
Acquisitions	6

Balance December 31, 2008	$186

(1)	Represents uncollectible accounts written off, less recoveries, translation adjustments and reserves acquired.

Deferred Tax Assets—Valuation Allowance

Balance December 31, 2005	$477
Additions charged to income tax expense	40
Reductions credited to income tax expense	(3)
Reductions charged to goodwill, due to acquisitions	(24)
Additions charged to other comprehensive income (loss), upon adoption of SFAS No. 158	28
Reductions charged to deferred tax asset, due to expired NOL	(2)

Balance December 31, 2006	516
Additions charged to income tax expense	56
Reductions credited to income tax expense	(114)
Additions charged to equity	28
Reductions credited to deferred tax assets, due to expired NOL	(19)
Additions charged to deferred tax assets, due to capital loss carryforwards	51
Reductions credited to goodwill	(28)

Balance December 31, 2007	490
Additions charged to income tax expense	112
Reductions credited to income tax expense	(54)
Reductions charged to deferred tax assets due to expiring NOLs	(8)
Reductions charged to deferred tax assets due to capital loss carryforwards	(7)
Additions charged to equity	(51)
Reductions credited to goodwill	(37)

Balance December 31, 2008	$445