Form 10-Q
period 2009-03-31
HONEYWELL INTERNATIONAL INC
filed 2009-04-24
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

There were 743,849,249 shares of Common Stock outstanding at March 31, 2009.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2008.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,

	2009	2008

	(Dollars in millions, except per share amounts)

Product sales	$5,818	$7,156
Service sales	1,752	1,739

Net sales	7,570	8,895

Costs, expenses and other
Cost of products sold	4,608	5,507
Cost of services sold	1,148	1,165

	5,756	6,672
Selling, general and administrative expenses	1,152	1,255
Other (income) expense	2	(26)
Interest and other financial charges	117	115

	7,027	8,016

Income before taxes	543	879
Tax expense	144	232

Net income	399	647
Less: Net Income attributable to the noncontrolling interest	2	4

Net income attributable to Honeywell	$397	$643

Earnings per share of common stock-basic	$0.54	$0.87

Earnings per share of common stock-assuming dilution	$0.54	$0.85

Cash dividends per share of common stock	$0.3025	$0.275

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2009	December 31, 2008

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,052	$2,065
Accounts, notes and other receivables	5,667	6,129
Inventories	3,797	3,848
Deferred income taxes	934	922
Other current assets	331	299

Total current assets	12,781	13,263

Investments and long-term receivables	622	670
Property, plant and equipment - net	4,777	4,934
Goodwill	10,141	10,185
Other intangible assets - net	2,183	2,267
Insurance recoveries for asbestos related liabilities	1,034	1,029
Deferred income taxes	1,842	2,135
Prepaid pension benefit cost	40	62
Other assets	937	945

Total assets	$34,357	$35,490

LIABILITIES
Current liabilities:
Accounts payable	$3,144	$3,773
Short-term borrowings	62	56
Commercial paper	500	1,431
Current maturities of long-term debt	1,630	1,023
Accrued liabilities	5,602	6,006

Total current liabilities	10,938	12,289

Long-term debt	6,266	5,865
Deferred income taxes	715	698
Postretirement benefit obligations other than pensions	1,782	1,799
Asbestos related liabilities	1,550	1,538
Other liabilities	5,605	6,032

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,848	3,994
Common stock held in treasury, at cost	(9,766)	(10,206)
Accumulated other comprehensive income (loss)	(4,049)	(3,809)
Retained earnings	16,424	16,250

Total Honeywell shareowners’ equity	7,415	7,187
Noncontrolling interest	86	82

Total shareowners’ equity	7,501	7,269

Total liabilities and shareowners’ equity	$34,357	$35,490

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2009	2008

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$397	$643
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	234	217
Repositioning and other charges	111	197
Net payments for repositioning and other charges	(148)	(21)
Pension and other postretirement expense	55	27
Pension and other postretirement payments	(47)	(61)
Stock compensation expense	42	41
Deferred income taxes	272	108
Excess tax benefits from share based payment arrangements	—	(7)
Other	(142)	45
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	461	(224)
Inventories	49	(289)
Other current assets	(31)	(35)
Accounts payable	(629)	135
Accrued liabilities	(283)	(55)

Net cash provided by operating activities	341	721

Cash flows from investing activities:
Expenditures for property, plant and equipment	(109)	(150)
Proceeds from disposals of property, plant and equipment	8	12
Decrease in investments	1	6
Cash paid for acquisitions, net of cash acquired	(20)	(55)
Other	(6)	(2)

Net cash used for investing activities	(126)	(189)

Cash flows from financing activities:
Net decrease in commercial paper	(931)	(860)
Net increase/(decrease) in short-term borrowings	6	(3)
Proceeds from issuance of common stock	4	51
Proceeds from issuance of long-term debt	1,488	1,487
Payments of long-term debt	(493)	(225)
Excess tax benefits from share based payment arrangements	—	7
Repurchases of common stock	—	(441)
Cash dividends on common stock	(224)	(204)

Net cash used for financing activities	(150)	(188)

Effect of foreign exchange rate changes on cash and cash equivalents	(78)	61

Net (decrease)/increase in cash and cash equivalents	(13)	405
Cash and cash equivalents at beginning of period	2,065	1,829

Cash and cash equivalents at end of period	$2,052	$2,234

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three month period ended March 31, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three month periods ended March 31, 2009 and 2008 were April 4, 2009 and March 29, 2008, respectively.

          We estimate that our sales in the first quarter of 2009 compared to the first quarter of 2008 include an approximate 4 percent benefit from additional reporting days in the current year period resulting from our normal quarterly closing procedures described above.

          The financial information as of March 31, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

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

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations. See Note 10 for additional SFAS No. 157 information and disclosure for financial and nonfinancial assets and liabilities.

          In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption, this standard did not have a material impact on our consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of SFAS No. 141R, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

          In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption of SFAS No. 160 the Company reclassified $82 million of noncontrolling interest from other liabilities to noncontrolling interest as a separate component of shareholders equity and $4 million of noncontrolling interest expense to net income attributable to noncontrolling interest in our consolidated balance sheet as of December 31, 2008 and statement of operations for the quarter ended March 31, 2008, respectively. See Note 11, Other Comprehensive Income/(Loss), for additional SFAS No. 160 disclosures regarding noncontrolling interest components of other comprehensive income. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 10 Financial Instruments, for additional SFAS No. 161 information and disclosures.

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

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1, APB 28-1). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

NOTE 3. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended
	March 31,

	2009	2008

Severance	$62	$88
Asset impairments	2	11
Exit costs	1	4
Adjustments	(21)	—

Total net repositioning charge	44	103

Asbestos related litigation charges, net of insurance	36	28
Probable and reasonably estimable environmental liabilities	31	66

Total net repositioning and other charges	$111	$197

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended
	March 31,

	2009	2008

Cost of products and services sold	$94	$171
Selling, general and administrative expenses	17	26

	$111	$197

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended
	March 31,

	2009	2008

Aerospace	$(2)	$38
Automation and Control Solutions	23	35
Specialty Materials	4	—
Transportation Systems	51	56
Corporate	35	68

	$111	$197

          In the first quarter of 2009, we recognized repositioning charges totaling $65 million primarily for severance costs related to workforce reductions of 1,309 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the adverse market conditions currently being experienced by many of our businesses as well as cost savings actions taken in connection with our ongoing functional transformation initiative. Also, $21 million of previously established accruals for severance, mainly at our Aerospace, Automation and Control Solutions and Transportation Systems segments, were returned to income in the first quarter of 2009 due to fewer employee separations than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

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

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2008	$365	$—	$36	$401
2009 charges	62	2	1	65
2009 usage	(57)	(2)	(2)	(61)
Adjustments	(21)	—	—	(21)

Balance at March 31, 2009	$349	$—	$35	$384

          Certain of our repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which, will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs principally includes product recertification and requalification and employee training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2008 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in the first quarter of 2009 which we were not able to recognize at the time the actions were initiated were not significant.

	Aerospace	Automation and Control Solutions	Transpor- tation Systems	Total

Expected exit and disposal costs	$120	$27	$12	$159
Costs incurred year ended December 31, 2008	(12)	—	(1)	(13)
Costs incurred three months ended March 31, 2009	(6)	(1)	(1)	(8)

Remaining exit and disposal costs at March 31, 2009	$102	$26	$10	$138

          In the first quarter of 2009, we recognized a charge of $31 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $36 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2009, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 14, Commitments and Contingencies.

          In the first quarter of 2008, we recognized a charge of $66 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $28 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2008, net of probable insurance recoveries.

NOTE 4. Other (income) expense.

	Three Months Ended
	March 31,

	2009	2008

Equity (income)/loss of affiliated companies	$(6)	$(16)
Interest income	(12)	(25)
Foreign exchange	22	11
Other (net)	(2)	4

	$2	$(26)

NOTE 5. Earnings Per Share

          The details of the earnings per share calculations for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,

	2009		2008

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income attributable to Honeywell	$397	$397	$643	$643

Average shares
Average shares outstanding	737.7	737.7	743.4	743.4
Dilutive securities issuable in connection with stock plans	—	1.6	—	9.5

Total average shares outstanding	737.7	739.3	743.4	752.9

Earnings per share of common stock
Net income attributable to Honeywell	$0.54	$0.54	$0.87	$0.85

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2009 and 2008, the number of stock options excluded from the computations were 41.2 and 7.4 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 6. Accounts, Notes and Other Receivables

	March 31, 2009	December 31, 2008

Trade	$5,429	$5,893
Other	439	422

	5,868	6,315
Less - Allowance for doubtful accounts	(201)	(186)

	$5,667	$6,129

NOTE 7. Inventories

	March 31, 2009	December 31, 2008

Raw materials	$1,421	$1,644
Work in process	903	952
Finished products	1,648	1,415

	3,972	4,011
Less – Progress payments	(2)	(3)
– Reduction to LIFO cost basis	(173)	(160)

	$3,797	$3,848

NOTE 8. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the three months ended March 31, 2009 by segment is as follows:

	Dec. 31, 2008	Acquisitions	Divestitures	Currency Translation Adjustment	Mar, 31, 2009

Aerospace	$1,882	$—	$—	$(12)	$1,870
Automation and Control Solutions	6,638	—	—	(18)	6,620
Specialty Materials	1,151	—	—	(7)	1,144
Transportation Systems	514	—	—	(7)	507

	$10,185	$—	$—	$(44)	$10,141

Other intangible assets are comprised of:

	March 31, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$1,023	$(514)	$509	$1,030	$(494)	$536
Customer relationships	1,236	(198)	1,038	1,250	(175)	1,075
Trademarks	158	(53)	105	164	(50)	114
Other	500	(372)	128	501	(362)	139

	2,917	(1,137)	1,780	2,945	(1,081)	1,864

Trademarks with indefinite lives	403	—	403	403	—	403

	$3,320	$(1,137)	$2,183	$3,348	$(1,081)	$2,267

          Amortization expense related to intangible assets for the three months ended March 31, 2009 and 2008 was $61 and $47 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2009 and determined that there was no impairment as of that date.

NOTE 9. Long-term Debt and Credit Agreements

	March 31, 2009	December 31, 2008

Floating rate notes due 2009	$—	$300
Floating rate notes due 2009	500	500
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	—	193
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	60	60
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 1.54%-13.31% maturing at various dates through 2017	119	118

	7,896	6,888
Less current portion	(1,630)	(1,023)

	$6,266	$5,865

The schedule of principal payments on long term debt is as follows:

At March 31, 2009

2009	$629
2010	1,022
2011	522
2012	401
2013	605
Thereafter	4,717

7,896
Less-current portion	(1,630)

$6,266

          In February 2009, the Company issued $600 million 3.875% Senior Notes due 2014 and $900 million 5.00% Senior Notes due 2019 (collectively, the “2009 Senior Notes”). The 2009 Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1.5 billion, offset by $12 million in discount and issuance costs.

          We sell interests in designated pools of trade accounts receivables to third parties. As of March 31, 2009, $500 million of receivables in the designated pools had been sold to third parties. In April 2009, we modified the terms of the trade accounts receivable program to permit the repurchase of receivables from the third parties at our discretion. This modification will provide additional flexibility in the management of the receivable portfolio and will also require the receivables in the program remain on the Company balance sheet. As a result, prospectively from the date of the amendment, program receivables will be reflected as Accounts, notes and other receivables with a corresponding amount recorded as Short-term borrowings in the Consolidated Balance Sheet. This modification also results in the program costs being recognized as Interest and other financial charges in the Consolidated Statement of Operations on a prospective basis.

          NOTE 10. Financial Instruments and Fair Value Measures

          Credit and Market Risk—Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest and currency exchange rates and commodity prices. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates, currency exchange rates and commodity prices and restrict the use of derivative financial instruments to hedging activities.

          We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

          Foreign Currency Risk Management—We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward and option contracts with third parties.

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense.

          We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. When a functional currency strengthens against nonfunctional currencies, the decline in value of forecasted non-functional currency cash inflows (sales) or increase in outflows (purchases) is partially offset by the recognition of gains (sales) and losses (purchases), respectively, in the value of the forward contracts designated as hedges. Conversely, when a functional currency weakens against non-functional currencies, the increase in value of forecasted nonfunctional currency cash inflows (sales) or decrease in outflows (purchases) is partially offset by the recognition of losses (sales) and gains (purchases), respectively, in the value of the forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At March 31, 2009, we had contracts with notional amounts of $3,947 million to exchange foreign currencies, principally the US dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Japanese yen.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At March 31, 2009, we had contracts with notional amounts of $16 million related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2009, we had no interest rate swap agreements.

          Fair Value of Financial Instruments— SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

          The Company endeavors to utilize the best available information in measuring fair value. Nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2009:

March 31, 2009

Assets:
Foreign currency exchange contracts	$ 15
Available for sale investments	$ 29
Forward commodity contracts	$ —
Liabilities:
Foreign currency exchange contracts	$ 41
Forward commodity contracts	$ 3

          As a result of our global operating and financing activities, the Company is exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The foreign currency exchange contracts and forward commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in marketable equity securities that are designated as available for sale and are valued using market transactions in over-the-counter markets. As such, these investments are classified within level 2.

          As of March 31, 2009 the Company had $2 million of nonfinancial assets, specifically property, plant and equipment, that were accounted for at fair value on a nonrecurring basis as part of repositioning occurring in the first quarter of 2009 (see Note 3, Repositioning and Other Charges). This property, plant and equipment was determined to have a zero fair value resulting in a loss of $2 million, which was included in earnings for the period. The Company has determined that our nonfinancial assets and nonfinancial liabilities are level 3 in the fair value hierarchy.

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The Company holds investments in marketable equity securities that are designated as cost method investments and available for sale securities, as appropriate. Such investments are susceptible to market volatility and as a result are in unrealized loss positions as of March 31, 2009. The Company evaluated the near-term prospects of the investees in relation to the severity and duration of the impairments. Despite the unrealized loss position of certain investments of approximately $90 million the Company concluded, as of March 31, 2009, that these investments were not other than temporarily impaired given the short duration of the unrealized loss position, the stable liquidity positions and financial condition of the investees, and the Company’s intent and ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value.

          The Company has the following derivative instruments located on the consolidated balance sheet and statement of operations, utilized for risk management purposes detailed above:

Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives

Derivative Instruments Designated as Hedging Instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign currency	Accounts, notes, and		Accrued
exchange contracts	other receivables	$14	liabilities	$38

Commodity contracts	Accounts, notes, and other receivables	$—	Accrued liabilities	$ 3

Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133

Foreign currency	Accounts, notes, and		Accrued
exchange contracts	other receivables	$—	liabilities	$ 3

Derivatives in SFAS No. 133 Cash Flow Hedge Relationships	Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) on Derivative	Gain or (Loss) Reclassified from AOCI into Income on Derivative

Foreign currency exchange contracts	($24)	Product sales	($2)
		Cost of products sold	($2)

Commodity contracts	($3)	Cost of products sold	($1)

          Ineffective portions of commodity derivative instruments designated in SFAS No. 133 cash flow hedge relationships are $0.2 million and are located in cost of products sold. Foreign currency exchange contracts in SFAS No. 133 cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no associated ineffectiveness.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. Forward contracts are marked-to-market with the resulting gains and losses similarly recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company had the following derivatives utilized as economic hedges for foreign currency risk management purposes described above as of March 31, 2009:

Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Gain or (Loss) Recognized in Income on Derivative

Foreign currency exchange contracts	Other (income) expense	($39)

NOTE 11. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended March 31,

	2009	2008

Net income	$397	$647

Foreign exchange translation adjustments	(250)	244
Pension and postretirement benefit adjustments	26	13
Change in fair value of effective cash flow hedges	(22)	2
Change in fair value of available for sale investments	6	—

	157	906
Comprehensive Income attributable to noncontrolling interest(1)	(2)	(4)

Comprehensive Income/(Loss) attributable to Honeywell	$155	$902

(1)	Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

Changes in Noncontrolling interest consist of the following:

December 31, 2008	$82
Comprehensive Income/(Loss)attributable to noncontrolling interest	2
Capital contribution by noncontrolling shareholders	2

March 31, 2009	$86

In the first quarter of 2009 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended March 31,

	2009	2008

Net Sales
Aerospace	$2,759	$3,030
Automation and Control Solutions	3,001	3,180
Specialty Materials	1,054	1,409
Transportation Systems	756	1,276
Corporate	—	—

	$7,570	$8,895

Segment Profit
Aerospace	$488	$563
Automation and Control Solutions	311	328
Specialty Materials	125	265
Transportation Systems	(3)	149
Corporate	(45)	(56)

Total Segment Profit	876	1,249

Other income (expense) (A)	(8)	10
Interest and other financial charges	(117)	(115)
Stock compensation expense (B)	(42)	(41)
Pension and other postretirement expense (B)	(55)	(27)
Repositioning and other charges (B)	(111)	(197)

Income before taxes	$543	$879

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

NOTE 13. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,

	2009	2008

Pension Benefits
Service cost	$57	$67
Interest cost	242	262
Expected return on plan assets	(321)	(363)
Amortization of prior service cost	7	7
Recognition of actuarial losses	36	12
Settlements and curtailments	—	2

	$21	$(13)

	Three Months Ended March 31,

	2009	2008

Other Postretirement Benefits
Service cost	$3	$3
Interest cost	29	33
Amortization of prior service (credit)	(10)	(10)
Recognition of actuarial losses	8	9

	$30	$35

          During the first quarter of 2009, we made a $200 million voluntary contribution of Honeywell common stock to our U.S. pension plans to improve the funded status of our plans.

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

Three Months Ended March 31, 2009

Beginning of period	$946
Accruals for environmental matters deemed probable and reasonably estimable	34
Environmental liability payments	(60)

End of period	$920

          Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2009	December 31, 2008

Accrued liabilities	$344	$343
Other liabilities	576	603

	$920	$946

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

          Lawsuits were previously filed in federal court against Honeywell and other landowners by Jersey City and two of its municipal utility authorities, and separately by a citizens group seeking, the cleanup of chromium residue at several of the Honeywell ACO Sites under the federal Resource Conservation and Recovery Act (RCRA). Honeywell, Jersey City, the municipal utility authorities and the citizens group have agreed to settle claims relating to a group of properties known as Study Area 6 North, which settlement has been approved by the Court. These sites and other related sites have been classified by Jersey City as an area in need of redevelopment and Jersey City has approved a redevelopment plan and agreement regarding these sites. As part of this settlement, Honeywell has also agreed to release claims it may have had against Jersey City and its municipal utility authorities for contamination of river sediments and for the remediation of chrome residue at the Publicly Funded Sites that are sewer lines. Honeywell and the plaintiffs have reached a settlement for one group of properties (known as Study Area 6 South), and that settlement has been approved by the Court. The remedial actions regarding the settlements discussed above, which have also been approved by NJDEP, are consistent with our recorded reserves. Settlement negotiations are ongoing for the remaining sites (portions of what is known as Study Area 5) in the litigation.

          Dundalk Marine Terminal, Baltimore—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear 77 percent of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase is ongoing, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal of the Bankruptcy Court Order in the United States District Court for the Western District of Pennsylvania. The District Court affirmed the Bankruptcy Court Order in July 2008. In August 2008, insurers filed a notice of appeal to the Third Circuit Court of Appeals. Oral arguments are scheduled for May 21, 2009. No assurances can be given as to the time frame or outcome of this appeal. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect during the pendency of these proceedings.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of March 31, 2009 and December 31, 2008 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of March 31, 2009 and December 31, 2008, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $873 and $877 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2009, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at March 31, 2009. Honeywell believes it is entitled to the coverage at issue and has filed counterclaims in the Superior Court of New Jersey seeking, among other things, declaratory relief with respect to this coverage. In the third quarter of 2007, Honeywell prevailed in the New York action on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The trial court’s ruling has been appealed and oral arguments are scheduled for May 14, 2009. Honeywell expects to prevail in this matter based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, and thus we believe that the amount due from Travelers and other insurance carriers ($340 million at March 31, 2009) is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through March 31, 2009, we have resolved approximately 118,000 Bendix related asbestos claims. We had 127 trials resulting in favorable verdicts and 13 trials resulting in adverse verdicts. Two of these adverse verdicts were reversed on appeal, three claims were settled and the remaining have been or will be appealed. The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31, 2009	Year Ended December 31,

		2008	2007

Claims Activity
Claims Unresolved at the beginning of period	51,951	51,658	57,108
Claims Filed during the period	670	4,003	2,771
Claims Resolved during the period	(830)	(3,710)	(8,221)

Claims Unresolved at the end of period	51,791	51,951	51,658

Disease Distribution of Unresolved Claims
		December 31,

	March 31, 2009	2008	2007

Mesothelioma and Other Cancer Claims	5,736	5,575	5,011
Other Claims	46,055	46,376	46,647

Total Claims	51,791	51,951	51,658

          Approximately 45 percent of the approximately 52,000 pending claims at March 31, 2009 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 52,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed.

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $588 and $578 million at March 31, 2009 and December 31, 2008, respectively. The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2008 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $165 and $156 million are reflected as receivables in our consolidated balance sheet at March 31, 2009 and December 31, 2008, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Three Months Ended March 31, 2009

	Bendix	NARCO	Total

Beginning of period	$578	$1,131	$1,709
Accrual for update to estimated liability	43	2	45
Asbestos related liability payments	(33)	—	(33)

End of period	$588	$1,133	$1,721

Insurance Recoveries for Asbestos Related Liabilities

	Three Months Ended March 31, 2009

	Bendix	NARCO	Total

Beginning of period	$156	$877	$1,033
Probable insurance recoveries related to estimated liability	9	—	9
Insurance receipts for asbestos related liabilities	—	(4)	(4)

End of period	$165	$873	$1,038

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31, 2009	December 31, 2008

Other current assets	$4	$4
Insurance recoveries for asbestos related liabilities	1,034	1,029

	$1,038	$1,033

Accrued liabilities	$171	$171
Asbestos related liabilities	1,550	1,538

	$1,721	$1,709

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2009, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2009 and 2008 and the consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, of shareowners’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 23, 2009

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the first quarter ended March 31, 2009. The financial information as of March 31, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

A.	RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Net Sales

	Three Months Ended March 31,

	2009	2008

Net sales	$7,570	$8,895
% change compared with prior period	(15)%

          The decrease in net sales in the first quarter of 2009 compared with the first quarter of 2008 is attributable to the following:

Volume	(11)%
Foreign Exchange	(5)
Price	—
Acquisitions/Divestitures	1

(15)%

          We estimate that our sales in the first quarter of 2009 compared to the first quarter of 2008 include an approximate 4 percent benefit from additional reporting days in the current year period resulting from our normal quarterly closing procedures. See Note 1 to Financial Statements for further discussion. A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended March 31,

	2009	2008

Cost of products and services sold	$5,756	$6,672
Gross Margin percentage	24.0%	25.0%

          Gross margin percentage decreased by 1.0 percentage point in the first quarter of 2009 compared with the first quarter of 2008 primarily due to lower margins in our Transportation Systems and Specialty Materials segments and higher pension and other postretirement expense, partially offset by lower repositioning charges and a benefit from reduced incentive compensation payments.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended March 31,

	2009	2008

Selling, general and administrative expenses	$1,152	$1,255
Percent of sales	15.2%	14.1%

          Selling, general and administrative expenses as a percentage of sales increased by 1.1 percentage points in the first quarter of 2009 compared with the first quarter of 2008 primarily due to lower sales volumes, partially offset by the benefits of cost savings initiatives in each of our segments resulting in a $103 million decrease in selling and general and administrative expense compared to the prior year period.

Other (Income) Expense

	Three Months Ended March 31,

	2009	2008

Equity (income)/loss of affiliated companies	$(6)	$(16)
Interest income	(12)	(25)
Foreign exchange	22	11
Other (net)	(2)	4

	$2	$(26)

          Other expense of $2 million in the first quarter of 2009 compared with Other income of $26 the first quarter of 2008 is primarily due to lower interest income (primarily due to lower interest rates), lower income from equity method investments (mainly in our Specialty Material segment) and higher foreign exchange losses.

Interest and Other Financial Charges

	Three Months Ended March 31,

	2009	2008

Interest and other financial charges	$117	$115
% change compared with prior period	2%

          Interest and other financial charges increased by $2 million in the first quarter of 2009 compared with the first quarter of 2008, primarily due to higher debt balances, partially offset by lower borrowing costs.

Tax Expense

	Three Months Ended March 31,

	2009	2008

Tax expense	$144	$232
Effective tax rate	26.5%	26.4%

          The effective tax rate in the first quarter of 2009 increased 0.1 percent compared to the first quarter of 2008 due to a decreased impact of favorable settlements with the taxing authorities.

          The effective tax rate was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from the domestic manufacturing deduction and research & development tax credits.

Net Income Attributable to Honeywell

	Three Months Ended March 31,

	2009	2008

Net income attributable to Honeywell	$397	$643
Earnings per share of common stock – assuming dilution	$0.54	$0.85

          Earnings per share of common stock – assuming dilution decreased by $0.31 per share in the first quarter of 2009 compared with the first quarter of 2008 primarily due primarily to lower segment profit (most significantly in Transportation Systems and Specialty Materials) and higher pension and other postretirement expense, partially offset by decreased repositioning and environmental charges.

Review of Business Segments

	Three Months Ended March 31,

	2009	2008

Net Sales
Aerospace	$2,759	$3,030
Automation and Control Solutions	3,001	3,180
Specialty Materials	1,054	1,409
Transportation Systems	756	1,276
Corporate	—	—

	$7,570	$8,895

Segment Profit
Aerospace	$488	$563
Automation and Control Solutions	311	328
Specialty Materials	125	265
Transportation Systems	(3)	149
Corporate	(45)	(56)

Total Segment Profit	876	1,249

Other income (expense) (A)	(8)	10
Interest and other financial charges	(117)	(115)
Stock compensation expense (B)	(42)	(41)
Pension and other postretirement expense (B)	(55)	(27)
Repositioning and other charges (B)	(111)	(197)

Income before taxes	$543	$879

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	Three Months Ended March 31,

	2009	2008

Net sales	$2,759	$3,030
% change compared with prior period	(9)%
Segment profit	$488	$563
% change compared with prior period	(13)%

          Aerospace sales by major customer end-markets for the first quarter ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,

	% of Aerospace Sales		% Changes in Sales

Customer End-Markets	2009	2008	2009 Versus 2008

Commercial:
Air transport and regional original equipment	14%	17%	(24%)
Air transport and regional aftermarket	22	22	(11)
Business and general aviation original equipment	11	11	(14)
Business and general aviation aftermarket	8	10	(25)
Defense and Space	45	40	4

Total	100%	100%	(9%)

          Aerospace sales decreased by 9 percent in the first quarter of 2009 compared with the first quarter of 2008 (including a partial offset due to the impact of additional reporting days in the current quarter). We continue to see softness in the commercial end-markets, partially offset by growth in defense and space. Further details regarding the decrease in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales decreased by 24 percent driven primarily by the divestiture of the Consumer Solutions business. Excluding the divestiture, sales in the quarter to our OE customers were flat consistent with production rates.

•

Air transport and regional aftermarket sales decreased by 11 percent primarily as a result of decreased sales of spare parts and lower maintenance activity driven by decreased flying hours of approximately 4.5% coupled with the impact of higher parked aircraft part utilization and changes in customer buying behavior to reduce inventory levels. The 2009 decline in flight hours is expected to be larger than previously anticipated.

•

Business and general aviation OE sales decreased by 14 percent due to the expected decrease in new business jet deliveries with fewer additions to the fractional ownership and charter fleets. We expect to experience an increase in the rescheduling and cancellation of deliveries by OE customers over the remainder of 2009.

•

Business and general aviation aftermarket sales decreased by 25 percent primarily due to decreased sales of spare parts and lower revenue associated with maintenance service agreements consistent with the expected decrease in business jet utilization.

•

Defense and space sales increased by 4 percent, primarily due to higher sales of certain logistics services and helicopter OE sales, partially offset by reduced demand for missiles and surface systems.

          Aerospace segment profit decreased by 13 percent in the first quarter of 2009 compared with the first quarter of 2008 primarily due to lower sales as a result of the factors discussed above and inflation partially offset by productivity (including a benefit from reduced incentive compensation payments) and increased prices.

Automation and Control Solutions

	Three Months Ended March 31,

	2009	2008

Net sales	$3,001	$3,180
% change compared with prior period	(6)%
Segment profit	$311	$328
% change compared with prior period	(5)%

          Automation and Control Solutions (“ACS”) sales decreased by 6 percent in the first quarter of 2009 compared with the first quarter of 2008, including an unfavorable impact of foreign exchange of 9 percent, and decreased sales volume (reflecting slower global economic growth) partially offset by a 7 percent growth from acquisitions and the impact of additional reporting days in the current quarter.

•

Sales in our Products businesses decreased by 5 percent, including (i) lower volume of sales most significantly of security, sensing and control, and environmental and combustion control products and (ii) the unfavorable impact of foreign exchange. Softness in key product end-markets, including residential construction and transportation, were partially offset by the positive impact of acquisitions, most significantly Norcross Safety Products and Metrologic Instruments.

•

Sales in our Solutions businesses decreased by 6 percent driven by the unfavorable impact of foreign exchange partially offset by volume increases, most notably due to strong conversion to sales from our energy project order backlog. Additionally, we are monitoring our long-cycle solutions businesses for signs of softening demand. Orders and backlog decreased in the first quarter primarily due to the unfavorable impact of foreign exchange and order delays.

          ACS segment profit decreased by 5 percent in the first quarter of 2009 compared with the first quarter of 2008. This decrease is due principally to lower sales as a result of the factors discussed above and inflation, partially offset by price and productivity driven by cost savings initiatives.

Specialty Materials

	Three Months Ended March 31,

	2009	2008

Net sales	$1,054	$1,409
% change compared with prior period	(25)%
Segment profit	$125	$265
% change compared with prior period	(53)%

          Specialty Materials sales decreased by 25 percent in the first quarter of 2009 compared with the first quarter of 2008 driven by (i) a 27 percent decrease in our UOP business due to lower volume of catalyst sales and a decline in its projects business principally from lower demand in the refining and petrochemical industries and lower license revenue, (ii) a 35 percent decrease in our Resins and Chemicals business due to substantial price declines (most significantly the result of formula pricing arrangements), (iii) a 24 percent decrease in our specialty products business most significantly due to continued demand softness in the semi-conductor industry, and (iv) a 10 percent decrease in our fluorine products business primarily due to lower volume sales of refrigerants and insulating materials, partially offset by pricing increases. We expect these factors to continue during the second quarter of 2009.

          Specialty Materials segment profit decreased by 53 percent in the first quarter of 2009 compared with the first quarter of 2008. This decrease is due principally to lower sales as a result of the factors discussed above, partially offset by lower raw material costs and the positive impact of cost savings initiatives.

Transportation Systems

	Three Months Ended March 31,

	2009	2008

Net sales	$756	$1,276
% change compared with prior period	(41)%
Segment profit	$(3)	$149
% change compared with prior period	(102)%

          Transportation Systems sales decreased by 41 percent in the first quarter of 2009 compared with the first quarter of 2008, primarily due to lower volumes and the negative impact of foreign exchange.

•

Turbo Technologies sales decreased by 53 percent primarily due to the ongoing challenging global automotive industry conditions, impacting sales to both our commercial and light vehicle engine manufacturing customers, and the unfavorable impact of foreign exchange. We continue to see a shift in consumer preference towards lower displacement engines (evidenced by a decline in diesel penetration rates in Western Europe), as well as the delay of platform launches.

•	Consumer Products Group sales decreased by 3 percent primarily due to lower prices (primarily to pass through ethylene glycol cost decreases) and the unfavorable impact of foreign exchange.

•

Friction Materials sales decreased by 35 percent primarily due to continued product volume sales declines driven by ongoing challenging global automotive industry conditions and the unfavorable impact of foreign exchange.

          Transportation Systems segment profit decreased by 102 percent in the first quarter of 2009 compared with the first quarter of 2008 due principally to lower sales volume as a result of the factors discussed above partially offset by increased productivity driven by cost savings initiatives.

Repositioning and Other Charges

          See Note 3 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three months ended March 31, 2009 and 2008. Our repositioning actions are expected to generate incremental pretax savings of approximately $200 million in 2009 compared with 2008 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $59 million in the first three months of 2009 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will be approximately $250 million in 2009 and will be funded through operating cash flows.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008, are summarized as follows:

	2009	2008

Cash provided by (used for):
Operating activities	$341	$721

Investing activities	(126)	(189)

Financing activities	(150)	(188)
Effect of exchange rate changes on cash	(78)	61

Net (decrease) increase in cash and cash equivalents	$(13)	$405

          Cash provided by operating activities decreased by $380 million during the first three months of 2009 compared with the first three months of 2008 primarily due to decreased earnings, lower receipts from the sale of insurance receivables of $82 million, partially offset by a decrease in working capital of $259 million (lower accounts and other receivables and inventory, partially offset by lower accounts payable) and lower cash taxes of $206 million.

          Cash used for investing activities decreased by $63 million during the first three months of 2009 compared with the first three months of 2008 due primarily to decreased expenditures for property, plant, and equipment of $41 million and a $35 million decrease in cash paid for acquisitions.

          Cash used for financing activities decreased by $38 million during the first three months of 2009 compared with the first three months of 2008 primarily due to a decrease in repurchases of common stock of $441 million partially offset by a decrease in net proceeds from debt (including commercial paper) of $329 million and a decrease in proceeds from issuance of common stock primarily related to stock option exercises of $47 million.

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

          We plan to make voluntary contributions of Honeywell common stock to our U.S. pension plans in 2009 totaling approximately $800 million to improve the funded status of our plans, of which $200 million was contributed in the quarter ended March 31, 2009.

          In February 2009, the Company issued $600 million 3.875% Senior Notes due 2014 and $900 million 5.00% Senior Notes due 2019 (collectively, the “2009 Senior Notes”). The 2009 Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1.5 billion, offset by $12 million in discount and issuance costs. Proceeds from the Senior Notes were used to repay outstanding commercial paper.

          Current global economic conditions or the current tightening of credit could adversely affect our customers’ or suppliers’ ability to obtain financing, particularly in our long cycle businesses and airline and automotive end markets. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the unavailability of financing could adversely affect our cash flow or results of operations. To date we have not experienced material impacts from customer or supplier bankruptcy or liquidity issues. We continue to monitor and take measures to limit our exposures.

C.	OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of March 31, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 13, 2009.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our 2008 Annual Report on Form 10-K (Item 7A). As of March 31, 2009, there has been no material change in this information.

ITEM 4.	CONTROLS AND PROCEDURES

          Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on From 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

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

          Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

          As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality), and an employee exposure to hydrofluoric acid. Also as previously reported, criminal allegations in these matters were resolved in a misdemeanor plea agreement with the United States Department of Justice and civil matters have been resolved with the Louisiana Department of Environmental Quality. The United States Department of Justice has now determined to seek civil penalties for these matters. Negotiations are underway to resolve these claims.

ITEM 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 43 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 24, 2009	By:	/s/ Talia M. Griep

Talia M. Griep
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2	Omitted (Inapplicable)

3	Omitted (Inapplicable)

4	Omitted (Inapplicable)

10.1*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Restricted Unit Agreement (filed herewith)

10.2*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Stock Option Award Agreement (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

18	Omitted (Inapplicable)

19	Omitted (Inapplicable)

22	Omitted (Inapplicable)

23	Omitted (Inapplicable)

24	Omitted (Inapplicable)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99	Omitted (Inapplicable)

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 5 to the consolidated financial statements in this report.