Form 10-Q
period 2009-06-30
HONEYWELL INTERNATIONAL INC
filed 2009-07-27
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒             Accelerated filer ☐            Non-Accelerated filer ☐            Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 752,054,121 shares of Common Stock outstanding at June 30, 2009.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(Dollars in millions, except per share amounts)

Product sales	$5,804	$7,832	$11,622	$14,988
Service sales	1,762	1,842	3,514	3,581

Net sales	7,566	9,674	15,136	18,569

Costs, expenses and other
Cost of products sold	4,516	6,089	9,124	11,596
Cost of services sold	1,166	1,234	2,314	2,399

	5,682	7,323	11,438	13,995
Selling, general and administrative expenses	1,084	1,290	2,236	2,545
Other (income) expense	51	(43)	53	(69)
Interest and other financial charges charges	123	115	240	230

	6,940	8,685	13,967	16,701

Income before taxes	626	989	1,169	1,868
Tax expense	166	261	310	493

Net income	460	728	859	1,375
Less: Net Income attributable to the noncontrolling interest	10	5	12	9

Net income attributable to Honeywell	$450	$723	$847	$1,366

Earnings per share of common stock-basic:	$0.60	$0.97	$1.14	$1.84

Earnings per share of common stock-assuming dilution:	$0.60	$0.96	$1.14	$1.81

Cash dividends per share of common stock	$0.3025	$0.275	$0.6050	$0.550

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2009	December 31, 2008

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,606	$2,065
Accounts, notes and other receivables	6,285	6,129
Inventories	3,593	3,848
Deferred income taxes	945	922
Other current assets	289	299

Total current assets	13,718	13,263

Investments and long-term receivables	463	670
Property, plant and equipment - net	4,795	4,934
Goodwill	10,236	10,185
Other intangible assets - net	2,141	2,267
Insurance recoveries for asbestos related liabilities	1,036	1,029
Deferred income taxes	1,715	2,135
Prepaid pension benefit cost	109	62
Other assets	924	945

Total assets	$35,137	$35,490

LIABILITIES
Current liabilities:
Accounts payable	$3,132	$3,773
Short-term borrowings	370	56
Commercial paper	398	1,431
Current maturities of long-term debt	1,627	1,023
Accrued liabilities	5,468	6,006

Total current liabilities	10,995	12,289

Long-term debt	6,251	5,865
Deferred income taxes	691	698
Postretirement benefit obligations other than pensions	1,571	1,799
Asbestos related liabilities	1,557	1,538
Other liabilities	5,511	6,032

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,822	3,994
Common stock held in treasury, at cost	(9,447)	(10,206)
Accumulated other comprehensive income (loss)	(3,512)	(3,809)
Retained earnings	16,646	16,250

Total Honeywell shareowners’ equity	8,467	7,187
Noncontrolling interest	94	82

Total shareowners’ equity	8,561	7,269

Total liabilities and shareowners’ equity	$35,137	$35,490

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2009	2008

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$847	$1,366
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	469	446
Repositioning and other charges	255	347
Net payments for repositioning and other charges	(294)	(140)
Pension and other postretirement (income)/expense	(3)	53
Pension and other postretirement payments	(96)	(103)
Stock compensation expense	77	76
Deferred income taxes	345	243
Excess tax benefits from share based payment arrangements	—	(19)
Other	286	77
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	342	(620)
Inventories	254	(344)
Other current assets	8	(20)
Accounts payable	(641)	286
Accrued liabilities	(382)	115

Net cash provided by operating activities	1,467	1,763

Cash flows from investing activities:
Expenditures for property, plant and equipment	(226)	(339)
Proceeds from disposals of property, plant and equipment	17	50
Decrease in investments	1	14
Cash paid for acquisitions, net of cash acquired	(28)	(1,308)
Other	(48)	7

Net cash used for investing activities	(284)	(1,576)

Cash flows from financing activities:
Net decrease in commercial paper	(1,033)	(230)
Net (decrease)/increase in short-term borrowings	(193)	21
Proceeds from issuance of common stock	9	126
Proceeds from issuance of long-term debt	1,488	1,487
Payments of long-term debt	(493)	(425)
Excess tax benefits from share based payment arrangements	—	19
Repurchases of common stock	—	(441)
Cash dividends on common stock	(452)	(409)

Net cash (used for)/provided by financing activities	(674)	148

Effect of foreign exchange rate changes on cash and cash equivalents	32	40

Net increase in cash and cash equivalents	541	375
Cash and cash equivalents at beginning of period	2,065	1,829

Cash and cash equivalents at end of period	$2,606	$2,204

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six month periods ended June 30, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and six month periods ended June 30, 2009 and 2008 were July 4, 2009 and June 28, 2008, respectively.

          The financial information as of June 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

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

          The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations. See Note 11 for additional SFAS No. 157 information and disclosure for financial and nonfinancial assets and liabilities.

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

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption of SFAS No. 160 the Company reclassified $82 million of noncontrolling interest from other liabilities to noncontrolling interest as a separate component of shareholders equity in our consolidated balance sheet as of December 31, 2008 and $5 million and $9 million of noncontrolling interest expense to net income attributable to noncontrolling interest in our statement of operations for the second quarter and six months ended June 30, 2008, respectively. See Note 12, Other Comprehensive Income/(Loss),

for additional SFAS No. 160 disclosures regarding noncontrolling interest components of other comprehensive income. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 11 for additional SFAS No. 161 information and disclosures.

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

          In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. The Company has evaluated subsequent events through July 27, 2009, the date of issuance of our consolidated financial position and results of operations.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 166 on its consolidated financial position and results of operations.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 167 on its consolidated financial position and results of operations.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Note 3. Acquisitions

          In June 2009, the Company entered into a definitive agreement to acquire the RMG Group (RMG Regel + Messtechnik GmbH), a natural gas measuring and control products, services and integrated solutions company, for approximately $400 million. Completion of this acquisition is subject to regulatory approval. The RMG Group will be integrated into our Automation and Control Solutions segment.

NOTE 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Severance	$80	$25	$142	$113
Asset impairments	2	21	4	32
Exit costs	2	16	3	20
Adjustments	(18)	—	(39)	—

Total net repositioning charge	66	62	110	165

Asbestos related litigation charges, net of insurance	37	34	73	62
Probable and reasonably estimable environmental liabilities	36	51	67	117
Other	5	3	5	3

Total net repositioning and other charges	$144	$150	$255	$347

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Cost of products and services sold	$114	$135	$208	$306
Selling, general and administrative expenses	30	15	47	41

	$144	$150	$255	$347

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Aerospace	$34	$6	$32	$44
Automation and Control Solutions	4	3	27	38
Specialty Materials	1	2	5	2
Transportation Systems	62	69	113	125
Corporate	43	70	78	138

	$144	$150	$255	$347

          In the second quarter of 2009, we recognized repositioning charges totaling $84 million primarily for severance costs related to workforce reductions of 1,811 manufacturing and administrative positions principally in our Aerospace, Automation and Control Solutions and Transportation Systems segments. The workforce reductions were related to organizational realignments of portions of our Aerospace and Transportation Systems segments, adverse market conditions currently being experienced by many of our businesses and a factory transition in our Transportation Systems segment to a more cost-effective location. Also, $18 million of previously established accruals, primarily for severance at our Automation and Control Solutions and Aerospace segments, were returned to income in the second quarter of 2009 due principally to fewer employee separations than originally planned associated with prior severance programs.

          In the second quarter of 2008, we recognized a repositioning charge of $62 million including severance costs of $25 million related to workforce reductions of 607 manufacturing and administrative positions across all of our business segments. The repositioning charge included asset impairments of $21 million related to plant closures in our Transportation Systems segment and the shutdown of certain administrative facilities in our Corporate segment. The repositioning charge also included exit costs of $16 million primarily for environmental remediation and monitoring costs related to the closure and sale of a plant in our Transportation Systems segment.

          In the first six months of 2009, we recognized repositioning charges totaling $149 million primarily for severance costs related to workforce reductions of 3,120 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the adverse market conditions currently being experienced by many of our businesses, cost savings actions taken in connection with our ongoing functional transformation initiative, and organizational realignments of portions of our Aerospace and Transportation Systems segments. Also, $39 million of previously established accruals, primarily for severance at our Aerospace, Automation and Control Solutions and Transportation Systems segments, were returned to income in the first six months of 2009 due to fewer employee separations than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

          In the first six months of 2008, we recognized a repositioning charge of $165 million primarily for severance costs related to workforce reductions of 2,683 manufacturing and administrative positions across all of our segments. The more significant actions comprising the repositioning charge included the transitioning of manufacturing work to more cost-effective locations, the closure of plants and certain administrative facilities, outsourcing of non-core components, and our functional transformation initiative.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2008	$365	$—	$36	$401
2009 charges	142	4	3	149
2009 usage	(98)	(4)	(2)	(104)
Adjustments	(38)	—	(1)	(39)

Balance at June 30, 2009	$371	$—	$36	$407

          Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which, will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs principally includes product recertification and requalification and employee training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2008 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in the first six months of 2009 which we were not able to recognize at the time the actions were initiated were not significant.

	Aerospace	Automation and Control Solutions	Transpor- tation Systems	Total

Expected exit and disposal costs	$113	$27	$11	$151
Costs incurred year ended December 31, 2008	(12)	—	(1)	(13)
Costs incurred six months ended June 30, 2009	(17)	(1)	(1)	(19)

Remaining exit and disposal costs at June 30, 2009	$84	$26	$9	$119

          In the second quarter of 2009, we recognized a charge of $36 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $37 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2009, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the second quarter of 2008, we recognized a charge of $51 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $34 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2008, net of probable insurance recoveries.

          In the first six months of 2009, we recognized a charge of $67 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $73 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2009, net of probable insurance recoveries.

          In the first six months of 2008, we recognized a charge of $117 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $62 million representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2008, net of probable insurance recoveries.

NOTE 5. Other (income) expense.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Equity (income)/loss of affiliated companies	$(9)	$(6)	$(15)	$(22)
Gain on sale of non-strategic Businesses and assets	—	(12)	—	(12)
Interest income	(6)	(29)	(18)	(54)
Foreign exchange	5	3	27	14
Other (net)	61	1	59	5

	$51	$(43)	$53	$(69)

          Other (net) includes an other-than-temporary impairment charge of $62 million recognized in the second quarter of 2009. See Note 11 for further details.

NOTE 6. Earnings Per Share

          The details of the earnings per share calculations for the three months and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,

	2009		2008

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income attributable to Honeywell	$450	$450	$723	$723

Average shares
Average shares outstanding	747.7	747.7	743.9	743.9
Dilutive securities issuable in connection with stock plans	—	2.4	—	9.5

Total average shares outstanding	747.7	750.1	743.9	753.4

Earnings per share of common stock
Net income attributable to Honeywell	$0.60	$0.60	$0.97	$0.96

	Six Months Ended June 30,

	2009		2008

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income attributable to Honeywell	$847	$847	$1,366	$1,366

Average shares
Average shares outstanding	742.7	742.7	743.7	743.7
Dilutive securities issuable in connection with stock plans	—	2.0	—	9.4

Total average shares outstanding	742.7	744.7	743.7	753.1

Earnings per share of common stock
Net income attributable to Honeywell	$1.14	$1.14	$1.84	$1.81

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended June 30, 2009 and 2008, the number of stock options excluded from the computations were 45.6 and 10.3 million, respectively. For the six months ended June 30, 2009 and 2008, the number of stock options excluded from the computations were 43.4 and 8.9 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. Accounts, Notes and Other Receivables

	June 30, 2009	December 31, 2008

Trade	$6,049	$5,893
Other	454	422

	6,503	6,315
Less - Allowance for doubtful accounts	(218)	(186)

	$6,285	$6,129

NOTE 8. Inventories

	June 30, 2009	December 31, 2008

Raw materials	$1,383	$1,644
Work in process	811	952
Finished products	1,568	1,415

	3,762	4,011
Less – Progress payments	(2)	(3)
– Reduction to LIFO cost basis	(167)	(160)

	$3,593	$3,848

          During the three and six months ended June 30, 2009, the quantity of inventory valued using the last-in, first-out (LIFO) method in our Specialty Materials segment declined. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower of costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of products sold by $4 million during the second quarter of 2009.

NOTE 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the six months ended June 30, 2009 by segment is as follows:

	Dec. 31, 2008	Acquisitions	Divestitures	Currency Translation Adjustment	June, 30, 2009

Aerospace	$1,882	$—	$—	$11	$1,893
Automation and Control Solutions	6,638	24	—	7	6,669
Specialty Materials	1,151	—	—	—	1,151
Transportation Systems	514	—	—	9	523

	$10,185	$24	$—	$27	$10,236

Other intangible assets are comprised of:

	June 30, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$1,030	$(542)	$488	$1,030	$(494)	$536
Customer relationships	1,260	(231)	1,029	1,250	(175)	1,075
Trademarks	167	(60)	107	164	(50)	114
Other	501	(380)	121	501	(362)	139

	2,958	(1,213)	1,745	2,945	(1,081)	1,864

Trademarks with indefinite lives	396	—	396	403	—	403

	$3,354	$(1,213)	$2,141	$3,348	$(1,081)	$2,267

          Amortization expense related to intangible assets for the six months ended June 30, 2009 and 2008 was $125 and $103 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2009 and determined that there was no impairment as of that date.

NOTE 10. Long-term Debt and Credit Agreements

	June 30, 2009	December 31, 2008

Floating rate notes due 2009	$—	$300
Floating rate notes due 2009	500	500
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	100	100
Floating rate notes due 2009-2011	—	193
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	60	60
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 1.54%-11.00% maturing at various dates through 2017	101	118

	7,878	6,888
Less current portion	(1,627)	(1,023)

	$6,251	$5,865

The schedule of principal payments on long term debt is as follows:

At June 30, 2009

2009	$622
2010	1,018
2011	519
2012	401
2013	605
Thereafter	4,713

7,878
Less-current portion	(1,627)

$6,251

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

          We sell interests in designated pools of trade accounts receivables to third parties. In April 2009, we modified the terms of the trade accounts receivable program to permit the repurchase of receivables from the third parties at our discretion. This modification will provide additional flexibility in the management of the receivable portfolio and will also require the receivables in the program remain on the Company balance sheet. As a result, $500 million of program receivables were reflected as Accounts, notes and other receivables with a corresponding amount recorded as Short-term borrowings in the Consolidated Balance Sheet. As of June 30, 2009, these short-term borrowings were $300 million. This modification also results in the program costs being recognized as Interest and other financial charges in the Consolidated Statement of Operations on a prospective basis.

NOTE 11. Financial Instruments and Fair Value Measures

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

          We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At June 30, 2009, we had contracts with notional amounts of $3,622 million to exchange foreign currencies, principally the US dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Japanese yen.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At June 30, 2009, we had contracts with notional amounts of $20 million related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2009, interest rate swap agreements designated as fair value hedges effectively changed $600 million of fixed rate debt at a rate of 3.875 percent to LIBOR based floating debt. Our interest rate swaps mature in 2014.

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

          The Company endeavors to utilize the best available information in measuring fair value. Nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

	June 30, 2009	December 31, 2008

Assets:
Foreign currency exchange contracts	$45	$7
Available for sale investments	43	23
Interest rate swap agreements	1	—
Forward commodity contracts	—	—
Liabilities:
Foreign currency exchange contracts	$35	$34
Interest rate swap agreements	3	—
Forward commodity contracts	1	4

          The foreign currency exchange contracts, interest rate swap agreements, and forward commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in marketable equity securities that are designated as available for sale and are valued using market transactions in over-the-counter markets. As such, these investments are classified within level 2.

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2009		December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$318	$292	$517	$471
Liabilities
Long-term debt and related current maturities	$7,878	$8,228	$6,888	$7,082

          In the second quarter and first six months June 30, 2009, the Company had assets with a net book value of $27 million and $29 million, respectively, specifically property, plant and equipment and intangible assets, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $7 million and $9 million, respectively, in the second quarter and first six months. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

          The Company holds investments in marketable equity securities that are designated as cost method investments and available for sale securities, as appropriate. The Company considers duration of the unrealized loss position, stability of the liquidity positions and financial conditions of the investees, and the Company’s intent and ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, in determining other than temporary impairments. As a result of the other-than-temporary decline in fair value of these investments, the Company recognized an impairment charge of $62 million in the second quarter of 2009 that is included in Other (Income) Expense.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

	Asset Derivatives

Designated as Hedging Instruments	Balance Sheet Location	June 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accounts, notes, and other receivables	$44	$2

Interest rate swap agreements	Other assets	1	—

Commodity contracts	Accounts, notes, and other receivables	—	—

Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$5

	Liability Derivatives

Designated as Hedging Instruments	Balance Sheet Location	June 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accrued liabilities	$32	$19

Interest rate swap agreements	Accrued liabilities	3	—

Commodity contracts	Accrued liabilities	1	4

Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accrued liabilities	$3	$14

			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Gain or (Loss) Recognized in OCI (Effective Portion)			Gain or (Loss) Reclassified from AOCI into Income

Derivatives in Cash Flow Hedge Relationships
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

			Product sales	$12	$10
Foreign currency exchange contracts			Cost of products sold	(10)	(12)
	$33	$9	Sales & General Administrative Expenses	(2)	(2)

Commodity contracts	$8	$5	Cost of products sold	($3)	($4)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were ($0.2) million and ($0.4) million, respectively, in the second quarter and first six months of 2009 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated in SFAS No. 133 as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $1 million in both the second quarter and six months ended June 30, 2009. These gains were fully off-set by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. Forward contracts are marked-to-market with the resulting gains and losses similarly recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company had the following derivatives utilized as economic hedges for foreign currency risk management purposes described above as of June 30, 2009:

Derivative Instruments Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Gain or (Loss) Recognized in Income on Derivative

		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Foreign currency exchange contracts	Other(income) expense	$(29)	$(68)

NOTE 12. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net income	$460	$728	$859	$1,375

Foreign exchange translation adjustments	389	(67)	139	177
Pension and postretirement benefit adjustments	57	12	83	25
Change in fair value of effective cash flow hedges	46	(4)	24	(2)
Change in unrealized losses on available for sale investments(1)	45	—	51	—

	997	669	1,156	1,575
Comprehensive Income attributable to noncontrolling interest(2)	(9)	(5)	(11)	(9)

Comprehensive Income/(Loss) attributable to Honeywell	$988	$664	$1,145	$1,566

(1)	Includes reclassification adjustment for losses included in net income.
(2)	Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

Changes in Noncontrolling interest consist of the following:

December 31, 2008	$82

Comprehensive Income/(Loss)attributable to noncontrolling interest	11
Capital contribution by noncontrolling shareholders	4
Dividends paid	(3)

June 30, 2009	$94

In the first six months of 2009 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

NOTE 13. Segment Financial Data

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net Sales
Aerospace	$2,719	$3,281	$5,478	$6,311
Automation and Control Solutions	3,013	3,616	6,014	6,796
Specialty Materials	1,048	1,450	2,102	2,859
Transportation Systems	786	1,327	1,542	2,603
Corporate	—	—	—	—

	$7,566	$9,674	$15,136	$18,569

Segment Profit
Aerospace	$454	$602	$942	$1,165
Automation and Control Solutions	346	390	657	718
Specialty Materials	150	186	275	451
Transportation Systems	25	149	22	298
Corporate	(45)	(49)	(90)	(105)

Total Segment Profit	930	1,278	1,806	2,527

Other income (expense) (A)	(60)	37	(68)	47
Interest and other financial charges	(123)	(115)	(240)	(230)
Stock compensation expense (B)	(35)	(35)	(77)	(76)
Pension and other postretirement expense (B)	58	(26)	3	(53)
Repositioning and other charges (B)	(144)	(150)	(255)	(347)

Income before taxes	$626	$989	$1,169	$1,868

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

NOTE 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Pension Benefits
Service cost	$54	$67	$111	$134
Interest cost	250	262	492	524
Expected return on plan assets	(333)	(364)	(654)	(727)
Amortization of prior service cost	5	7	12	14
Recognition of actuarial losses	45	12	81	24
Settlements and curtailments	—	—	—	2

	$21	$(16)	$42	$(29)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Other Postretirement Benefits
Service cost	$—	$4	$3	$7
Interest cost	23	33	52	66
Amortization of prior service (credit)	(12)	(10)	(22)	(20)
Recognition of actuarial losses	(1)	8	7	17
Settlements and curtailments	(98)	—	(98)	—

	$(88)	$35	$(58)	$70

          In both March 2009 and June 2009 we made $200 million voluntary contributions of Honeywell common stock to our U.S. pension plans to improve the funded status of our plans.

          On May 1, 2009, Honeywell amended the U.S. retiree medical plan eliminating the subsidy for non-union employees who retire after September 1, 2009. Employees already retired or who retire on or before September 1, 2009 will not be affected by this change. This plan amendment reduced the accumulated postretirement benefit obligation by $180 million representing the elimination of benefits attributable to years of service already rendered by active non-union employees who are not eligible to retire and those eligible non-union employees who are assumed not to retire prior to September 1, 2009. This reduction in the accumulated postretirement benefit obligation will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $98 million which was included as part of net periodic postretirement benefit cost in the three and six months ended June 30, 2009. The curtailment gain represents the recognition of previously unrecognized negative prior service costs attributable to the future years of service of the employee group for which future accrual of benefits has been eliminated.

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

Six Months Ended June 30, 2009

Beginning of period	$946
Accruals for environmental matters deemed probable and reasonably estimable	71
Environmental liability payments	(133)

End of period	$884

          Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2009	December 31, 2008

Accrued liabilities	$314	$343
Other liabilities	570	603

	$884	$946

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

          Lawsuits were previously filed in federal court against Honeywell and other landowners by Jersey City and two of its municipal utility authorities, and separately by a citizens group seeking, the cleanup of chrome residue at several of the Honeywell ACO Sites under the federal Resource Conservation and Recovery Act (RCRA). Honeywell, Jersey City, the municipal utility authorities and the citizens group have agreed to settle claims relating to a group of properties known as Study Area 6 North, which settlement has been approved by the Court. These sites and other related sites have been classified by Jersey City as an area in need of redevelopment and Jersey City has approved a redevelopment plan and agreement regarding these sites. As part of this settlement, Honeywell has also agreed to release claims it may have had against Jersey City and its municipal utility authorities for contamination of river sediments and for the remediation of chrome residue at the Publicly Funded Sites that are sewer lines. Honeywell and the plaintiffs have reached a settlement for one group of properties known as Study Area 6 South, and that settlement has been approved by the Court. The remedial actions regarding the settlements discussed above, which have also been approved by NJDEP, are consistent with our recorded reserves. Settlement negotiations are ongoing for the remaining sites (portions of what is known as Study Area 5) in the litigation.

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

          In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal of the Bankruptcy Court Order in the United States District Court for the Western District of Pennsylvania. The District Court affirmed the Bankruptcy Court Order in July 2008. In August 2008, insurers filed a notice of appeal to the Third Circuit Court of Appeals. The appeal is fully briefed, oral argument took place on May 21, 2009, and the matter has been submitted for decision. No assurances can be given as to the time frame or outcome of this appeal. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect during the pendency of these proceedings.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of June 30, 2009 and December 31, 2008 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of June 30, 2009 and December 31, 2008, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $873 and $877 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2009, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at June 30, 2009. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the appellate court in the second quarter of 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of the insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers ($340 million at June 30, 2009) is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through June 30, 2009, we have resolved approximately 119,000 Bendix related asbestos claims. We had 129 trials resulting in favorable verdicts and 15 trials resulting in adverse verdicts. Two of these adverse verdicts were reversed on appeal, three verdicts were vacated on post-trial motions, three claims were settled and the remaining have been or will be appealed. The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30, 2009	Year Ended December 31,

		2008	2007

Claims Activity
Claims Unresolved at the beginning of period	51,951	51,658	57,108
Claims Filed during the period	1,353	4,003	2,771
Claims Resolved during the period	(2,194)	(3,710)	(8,221)

Claims Unresolved at the end of period	51,110	51,951	51,658

Disease Distribution of Unresolved Claims
		December 31,

	June 30, 2009	2008	2007

Mesothelioma and Other Cancer Claims	5,787	5,575	5,011
Other Claims	45,323	46,376	46,647

Total Claims	51,110	51,951	51,658

          Approximately 45 percent of the approximately 51,000 pending claims at June 30, 2009 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 51,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed.

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $596 and $578 million at June 30, 2009 and December 31, 2008, respectively. The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years under SFAS No. 5, “Accounting for Contingencies”. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2008 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $167 and $156 million are reflected as receivables in our consolidated balance sheet at June 30, 2009 and December 31, 2008, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Six Months Ended June 30, 2009

	Bendix	NARCO	Total

Beginning of period	$578	$1,131	$1,709
Accrual for update to estimated liability	83	2	85
Asbestos related liability payments	(65)	(1)	(66)

End of period	$596	$1,132	$1,728

Insurance Recoveries for Asbestos Related Liabilities

	Six Months Ended June 30, 2009

	Bendix	NARCO	Total

Beginning of period	$156	$877	$1,033
Probable insurance recoveries related to estimated liability	12	—	12
Insurance receipts for asbestos related liabilities	(1)	(4)	(5)

End of period	$167	$873	$1,040

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2009	December 31, 2008

Other current assets	$4	$4
Insurance recoveries for asbestos related liabilities	1,036	1,029

	$1,040	$1,033

Accrued liabilities	$171	$171
Asbestos related liabilities	1,557	1,538

	$1,728	$1,709

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2009, and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2009 and 2008 and the consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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
July 24, 2009

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the second quarter and six months ended June 30, 2009. The financial information as of June 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

A.	RESULTS OF OPERATIONS – THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net sales	$7,566	$9,674	$15,136	$18,569
% change compared with prior period	(22)%		(18)%

          The decrease in net sales in the second quarter and six months of 2009 compared with the second quarter and six months of 2008 is attributable to the following:

	Three Months	Six Months

Volume	(17)%	(14)%
Price	(1)	—
Foreign Exchange	(4)	(4)
Acquisitions/Divestitures	—	—

	(22)%	(18)%

          A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Cost of products and services sold	$5,682	$7,323	$11,438	$13,995
% change compared with prior period	(22)%		(18)%

Gross Margin percentage	24.9%	24.3%	24.4%	24.6%

          Cost of products and services sold decreased by $1,641 million or 22 percent in the second quarter of 2009 compared with the second quarter of 2008 and by $2,557 million or 18 percent in the first six months of 2009 compared with the first six months of 2008. These decreases are principally due to i) lower sales as a result of the factors discussed above and in the Review of Business Segments section of this MD&A and ii) the positive impact of cost savings initiatives across each of our Business Segments, benefits from prior repositioning actions, and reduced incentive compensation expense.

          Gross margin percentage increased by 0.6 percentage points in the second quarter of 2009 compared with the second quarter of 2008 primarily due to higher margins in our Specialty Materials and Automation and Control Solutions segments and lower other postretirement benefits expense (primarily related to a curtailment gain, see Note 14 of Notes to Financial Statements). These items were partially offset by lower margins in our Transportation Systems and Aerospace segments.

          Gross margin percentage decreased by 0.2 percentage points in the first six months of 2009 compared with the first six months of 2008 primarily due to lower margins in our Transportation Systems, Aerospace and Specialty Materials segments and higher pension expense, partially offset by higher margins in our Automation and Control Solutions segment, lower other postretirement benefits expense (primarily related to a curtailment gain, see Note 14 of Notes to Financial Statements) and lower repositioning charges.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Selling, general and administrative expenses	$1,084	$1,290	$2,236	$2,545
Percent of sales	14.3%	13.3%	14.8%	13.7%

          Selling, general and administrative expenses as a percentage of sales increased by 1.0 percentage points in the second quarter of 2009 compared with the second quarter of 2008 and by 1.1 percentage points in the first six months of 2009 compared with the first six months of 2008. These increases are primarily due to lower sales volumes, partially offset by the positive impact of cost savings initiatives in each of our Business Segments resulting in decreased selling and general and administrative expense of $206 million in the second quarter of 2009 and $309 million in the first six months of 2009.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Equity (income)/loss of affiliated companies	$(9)	$(6)	$(15)	$(22)
Gain on sale of non-strategic businesses and assets	—	(12)	—	(12)
Interest income	(6)	(29)	(18)	(54)
Foreign exchange	5	3	27	14
Other (net)	61	1	59	5

	$51	$(43)	$53	$(69)

          Other expense of $51 million and $53 million in the second quarter and first six months of 2009 compared with Other income of $43 million and $69 million in the second quarter and first six months of 2008 are primarily due to an other-than-temporary impairment charge of $62 million in the second quarter of 2009, lower interest income (primarily due to lower interest rates) and higher foreign exchange losses.

Interest and Other Financial Charges

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Interest and other financial charges	$123	$115	$240	$230
% change compared with prior period	7%		4%

          Interest and other financial charges increased by $8 million in the second quarter of 2009 compared with the second quarter of 2008 and by $10 million in the first sixth months of 2009 compared with the first six months of 2008 primarily due to higher debt balances, partially offset by lower borrowing costs.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Tax expense	$166	$261	$310	$493
Effective tax rate	26.5%	26.4%	26.5%	26.4%

          The effective tax rate increased by 0.1 percent in the second quarter of 2009 compared with the second quarter of 2008 and the first six months of 2009 compared with the first six months of 2008 primarily due to a decreased benefit from the settlement of tax audits, partially offset by a reduction in the valuation allowance for tax losses and the benefit of U.S. research and development credits in 2009.

          The effective tax rate in both periods was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from the domestic manufacturing deduction and research & development tax credits.

Net Income Attributable to Honeywell

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net income Attributable to Honeywell	$450	$723	$847	$1,366
Earnings per share of common stock – assuming dilution	$0.60	$0.96	$1.14	$1.81

          Earnings per share of common stock – assuming dilution decreased by $0.36 per share in the second quarter of 2009 compared with the second quarter of 2008 and by $0.67 per share in the first six months of 2009 compared with the first six months of 2008. The decrease in both periods is primarily due to decreased segment profit in each of our Business Segments and increased Other (Income) Expense, as discussed above, partially offset by lower other postretirement benefits expense and lower repositioning charges.

Review of Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net Sales
Aerospace	$2,719	$3,281	$5,478	$6,311
Automation and Control Solutions	3,013	3,616	6,014	6,796
Specialty Materials	1,048	1,450	2,102	2,859
Transportation Systems	786	1,327	1,542	2,603
Corporate	—	—	—	—

	$7,566	$9,674	$15,136	$18,569

Segment Profit
Aerospace	$454	$602	$942	$1,165
Automation and Control Solutions	346	390	657	718
Specialty Materials	150	186	275	451
Transportation Systems	25	149	22	298
Corporate	(45)	(49)	(90)	(105)

Total Segment Profit	930	1,278	1,806	2,527

Other income (expense) (A)	(60)	37	(68)	47
Interest and other financial charges	(123)	(115)	(240)	(230)
Stock compensation expense (B)	(35)	(35)	(77)	(76)
Pension and other postretirement expense (B)	58	(26)	3	(53)
Repositioning and other charges (B)	(144)	(150)	(255)	(347)

Income before taxes	$626	$989	$1,169	$1,868

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net sales	$2,719	$3,281	$5,478	$6,311
% change compared with prior period	(17)%		(13)%
Segment profit	$454	$602	$942	$1,165
% change compared with prior period	(25)%		(19)%

          Aerospace sales by major customer end-markets for the second quarter and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	% of Aerospace Sales		% Changes in Sales	% of Aerospace Sales		% Changes in Sales

Customer End-Markets	2009	2008	2009 Versus 2008	2009	2008	2009 Versus 2008

Commercial:
Air transport and regional original equipment	12%	16%	(38%)	13%	17%	(31%)
Air transport and regional aftermarket	23	22	(14)	22	22	(12)
Business and general aviation original equipment	7	11	(42)	9	11	(29)
Business and general aviation aftermarket	8	10	(31)	8	10	(28)
Defense and Space	50	41	(1)	48	40	1

Total	100%	100%	(17%)	100%	100%	(13%)

          Aerospace sales decreased by 17 percent in the second quarter of 2009 compared with the second quarter of 2008 and by 13 percent in the first six months of 2009 compared with the first six months of 2008. Details regarding the decrease in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales decreased by 38 percent in the second quarter and 31 percent in the first six months driven primarily by lower sales to our OE customers, consistent with production rates and platform mix, and the impact of divesting our Consumables Solutions business.

•

Air transport and regional aftermarket sales decreased by 14 percent in the second quarter and 12 percent in the first six months primarily as a result of decreased sales of spare parts and lower maintenance activity driven by the impact of higher parked aircraft part utilization, customer inventory reduction initiatives and decreased flying hours of approximately 4% in the second quarter and in the first six months.

•

Business and general aviation OE sales decreased by 42 percent in the second quarter and 29 percent in the first six months due to the expected decrease in new business jet deliveries reflecting rescheduling and cancellation of deliveries by OE customers which we expect to continue to adversely impact sales over the remainder of 2009.

•

Business and general aviation aftermarket sales decreased by 31 percent in the second quarter and 28 percent in the first six months primarily due to decreased sales of spare parts and lower revenue associated with maintenance service agreements, consistent with the expected decrease in business jet utilization.

•

Defense and space sales decreased by 1 percent in the second quarter and increased by 1 in the first six months, with higher sales of logistics services in both periods, offset in the second quarter by reduced sales of missiles and helicopter systems.

          Aerospace segment profit decreased by 25 percent in the second quarter of 2009 compared with the second quarter of 2008 and by 19 percent in the first six months of 2009 compared to the first six months of 2008 due primarily to lower sales as a result of the factors discussed above and inflation, partially offset by productivity driven by cost savings initiatives and benefits from prior repositioning actions, reduced incentive compensation expense, and increased prices.

Automation and Control Solutions

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net sales	$3,013	$3,616	$6,014	$6,796
% change compared with prior period	(17)%		(12)%
Segment profit	$346	$390	$657	$718
% change compared with prior period	(11)%		(8)%

          Automation and Control Solutions (“ACS”) sales decreased by 17 percent in the second quarter of 2009 compared with the second quarter of 2008, including decreased sales volume (reflecting slower global economic growth) and an unfavorable impact of foreign exchange of 7 percent, partially offset by a 3 percent growth from acquisitions.

          ACS sales decreased by 12 percent in the first six months of 2009 compared with the first six months of 2008, including decreased sales volume (reflecting slower global economic growth) and an unfavorable impact of foreign exchange of 8 percent, partially offset by a 5 percent growth from acquisitions.

•

Sales in our Products businesses decreased by 18 percent in the second quarter and 12 percent in the first six months, principally due to (i) lower volume of sales in each or our businesses (excluding the impact of acquisitions) and (ii) the unfavorable impact of foreign exchange. Softness in residential and industrial end-markets was partially offset by the positive impact of acquisitions, most significantly Metrologic Instruments and Norcross Safety Products.

•

Sales in our Solutions businesses decreased by 15 percent in the second quarter and 11 percent in the first six months driven by the unfavorable impact of foreign exchange and volume decreases largely due to softening demand as a result of customer deferral of capital and operating expenditures. Orders and backlog decreased in the second quarter and first six months compared to the corresponding periods in 2008 primarily due to the unfavorable impact of foreign exchange, softening demand (as noted above) and order timing and delays.

          ACS segment profit decreased by 11 percent in the second quarter of 2009 compared with the second quarter of 2008 and by 8 percent in the first six months of 2009 compared with the first six months of 2008. These decreases are due principally to lower sales as a result of the factors discussed above and inflation, partially offset by price and productivity driven by cost savings initiatives and benefits from prior repositioning actions.

Specialty Materials

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net sales	$1,048	$1,450	$2,102	$2,859
% change compared with prior period	(28)%		(26)%
Segment profit	$150	$186	$275	$451
% change compared with prior period	(19)%		(39)%

          Specialty Materials sales decreased by 28 percent in the second quarter of 2009 compared with the second quarter of 2008 and by 26 percent in the first six months of 2009 compared with the first six months of 2008 driven by (i) a 24 percent second quarter and a 25 percent first six months decrease in UOP sales due to lower catalyst sales and licensing revenue and customer deferrals of projects as a result of reduced demand for additional capacity and catalyst reloads in the refining and petrochemical industries, (ii) a 41 percent second quarter and 38 percent first six months decrease in Resins and Chemicals sales due to substantial price declines arising from pass through of lower raw material cost partially offset by increased export volumes, (iii) a 30 percent second quarter and 27 percent first six months decrease in Specialty Products sales most significantly due to continued demand softness across key customer end-markets and (iv) a 15 percent second quarter and 13 percent first six months decrease in our Fluorine Products business due to lower volume sales of refrigerants and insulating materials principally driven by customer inventory reduction initiatives, partially offset by pricing increases. We expect these industry conditions to continue during the third quarter of 2009.

          Specialty Materials segment profit decreased by 19 percent in the second quarter of 2009 compared with the second quarter of 2008 and by 39 percent in the first six months of 2009 compared with the first six months of 2008. This decrease is due principally to lower sales as a result of the factors discussed above, partially offset by lower raw material costs and the positive impact of cost savings initiatives.

Transportation Systems

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net sales	$786	$1,327	$1,542	$2,603
% change compared with prior period	(41)%		(41)%
Segment profit	$25	$149	$22	$298
% change compared with prior period	(83)%		(93)%

          Transportation Systems sales decreased by 41 percent in both the second quarter of 2009 compared with the second quarter of 2008 and in the first six months of 2009 compared with the first six months of 2008, primarily due to lower volumes (driven by the ongoing challenging global automotive industry conditions) and the negative impact of foreign exchange.

•

Turbo Technologies sales decreased 51 percent in the second quarter and 52 percent in the first six months primarily due to lower sales volumes to both our commercial and light vehicle engine manufacturing customers and the negative impact of foreign exchange. We continue to see a decline in diesel penetration rates in Western Europe and a shift in consumer preference towards lower displacement engines. We expect production rates of commercial and light vehicles to begin to increase in the fourth quarter of 2009.

•

Consumer Products Group (“CPG”) sales decreased 11 percent in the second quarter, primarily due to lower prices (primarily pass through of ethylene glycol cost decreases), lower volumes and the negative impact of foreign exchange.

CPG sales decreased by 7 percent in the first six months, primarily due to lower prices (primarily pass through of ethylene glycol cost decreases) and the unfavorable impact of foreign exchange partially offset by higher volumes.

•

Friction Materials sales decreased 39 percent in the second quarter and 37 percent in the first six months primarily due to continued declines in sales volumes and the unfavorable impact of foreign exchange.

          Transportation Systems segment profit decreased by 83 percent in the second quarter of 2009 compared with the second quarter of 2008 and 93 percent in the first six months of 2009 compared with the first six months of 2008. These decreases were due principally to lower sales volume as a result of the factors discussed above partially offset by increased productivity driven by cost savings initiatives and benefits from prior repositioning actions.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the second quarter and six months ended June 30, 2009 and 2008. Our repositioning actions are expected to generate incremental pretax savings of approximately $225 million in 2009 compared with 2008 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $100 million in the first six months of 2009 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $250 million in 2009 and will be funded through operating cash flows.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008, are summarized as follows:

	2009	2008

Cash provided by (used for):
Operating activities	$1,467	$1,763

Investing activities	(284)	(1,576)

Financing activities	(674)	148
Effect of exchange rate changes on cash	32	40

Net increase in cash and cash equivalents	$541	$375

          Cash provided by operating activities decreased by $296 million during the first six months of 2009 compared with the first six months of 2008 primarily due to decreased earnings, decreased accrued expenses of $497 million (primarily accrued income taxes, compensation, benefit and other employee related accruals), receipts from the sale of insurance receivables of $82 million in the first quarter of 2008 and higher repositioning payments of $49 million partially offset by an decrease in working capital of $633 million (lower accounts and other receivables, lower inventory, partially offset by lower accounts payable), receipt of $138 million from the sale of long-term receivables in the second quarter in 2009 and lower cash taxes of $127 million.

          Cash used for investing activities decreased by $1,292 million during the first six months of 2009 compared with the first six months of 2008 due primarily to a $1,280 million decrease in cash paid for acquisitions (most significantly the acquisition of Norcross in the second quarter of 2008) and decreased expenditures for property, plant, and equipment of $113 million.

          Financing activities utilized $674 million of cash during the first six months of 2009, compared to providing $148 million of cash in the first six months of 2008. The change of $822 million is primarily due to a net repayment of debt (including commercial paper) in the first six months of 2009 of $231 million compared to net proceeds (including commercial paper) of $853 million in the first six months of 2008 and decreased proceeds from the issuance of common stock primarily related to stock option exercises of $117 million partially offset by a decrease in repurchases of common stock of $441 million.

Liquidity

          The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets as well as the ability to sell trade accounts receivables. We continue to balance our cash and financing uses through investment in our existing core businesses, debt reduction, acquisition activity, share repurchases and dividends.

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

          We plan to make voluntary contributions of Honeywell common stock to our U.S. pension plans in 2009, totaling approximately $800 million, to improve the funded status of our plans, of which $400 million has been contributed in the first six months.

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

          In June 2009, the Company entered into a definitive agreement to acquire the RMG Group (RMG Regel + Messtechnik GmbH), a natural gas measuring and control products, services and integrated solutions company, for approximately $400 million. Completion of this acquisition is subject to regulatory approval. We anticipate funding the purchase price with available cash.

          Current global economic conditions or the current tightening of credit could adversely affect our customers’ or suppliers’ ability to obtain financing, particularly in our long-cycle businesses and airline and automotive end markets. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the unavailability of financing could adversely affect our cash flow or results of operations. To date we have not experienced material impacts from customer or supplier bankruptcy or liquidity issues. We continue to monitor and take measures to limit our exposure.

C.	OTHER MATTERS

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of June 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

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

          See our 2008 Annual Report on Form 10-K (Item 7A). As of June 30, 2009, there has been no material change in this information.

ITEM 4.	CONTROLS AND PROCEDURES

          Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on From 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

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

At the Annual Meeting of Shareowners of Honeywell held on April 27, 2009, the following matters set forth in our Proxy Statement dated March 12, 2009, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

1.	The nominees listed below were elected directors with the respective votes set forth opposite their names:

	FOR	AGAINST

Gordon M. Bethune	484,235,634	170,316,764
Jaime Chico Pardo	569,952,847	84,607,728
David M. Cote	625,761,264	28,799,311
D. Scott Davis	618,190,382	36,370,193
Linnet F. Deily	630,745,962	23,814,612
Clive R. Hollick	484,254,769	170,297,943
George Paz	630,263,354	24,297,221
Bradley T. Sheares	486,031,215	168,521,498
John R. Stafford	459,229,329	195,323,808
Michael W. Wright	614,598,799	39,961,525

2.	A proposal seeking approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2009: 632,988,211 votes cast FOR, 17,133,128 votes cast AGAINST, 4,483,598 abstentions;

3.	A shareowner proposal regarding Cumulative Voting: 190,284,853 votes cast FOR, 372,789,722 votes cast AGAINST, 6,425,760 abstentions and 85,104,602 broker non-votes;

4.	A shareowner proposal regarding Principles for Health Care Reform: 47,879,856 votes cast FOR, 386,669,521 votes cast AGAINST, 134,962,572 abstentions and 85,092,988 broker non-votes;

5.	A shareowner proposal regarding Executive Compensation Advisory Vote: 287,900,837 votes cast FOR, 241,582,108 votes cast AGAINST, 40,020,382 abstentions and 85,101,610 broker non-votes;

6.	A shareowner proposal regarding Tax Gross-Up Payments: 279,980,753 votes cast FOR, 248,360,872 votes cast AGAINST, 41,161,527 abstentions and 85,101,785 broker non-votes; and

7.	A shareowner proposal regarding Special Shareowner Meetings: 282,717,783 votes cast FOR, 279,189,645 votes cast AGAINST, 7,594,133 abstentions and 85,103,376 broker non-votes.

ITEM 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 27, 2009	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
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