Form 10-Q/A
period 2009-06-30
HONEYWELL INTERNATIONAL INC
filed 2009-08-03
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-Accelerated filer
Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

There were 752,054,121 shares of Common Stock outstanding at June 30, 2009.

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to furnish the interactive data files as exhibit 101. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statement of Operations, (ii) the unaudited Consolidated Balance Sheet, (iii) the unaudited Consolidated Statement of Cash Flows, and (iv) the unaudited Notes to Financial Statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Description
11	*	Computation of Per Share Earnings

12	*	Computation of Ratio of Earnings to Fixed Charges

15	*	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements

31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS**	XBRL Instance Document

101	.SCH**	XBRL Taxonomy Extension Schema

101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101	.DEF**	XBRL Taxonomy Extension Definition Linkbase

101	.LAB**	XBRL Taxonomy Extension Label Linkbase

101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: August 3, 2009	By:	/s/ Kathleen A. Winters
Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)