Form 10-Q
period 2009-09-30
HONEYWELL INTERNATIONAL INC
filed 2009-10-23
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 763,044,336 shares of Common Stock outstanding at September 30, 2009.

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

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Dollars in millions, except per share amounts)

Product sales	$5,947	$7,375	$17,569	$22,363
Service sales	1,753	1,900	5,267	5,481

Net sales	7,700	9,275	22,836	27,844

Costs, expenses and other
Cost of products sold	4,657	6,153	13,781	17,749
Cost of services sold	1,140	1,323	3,454	3,722

	5,797	7,476	17,235	21,471
Selling, general and administrative expenses	1,034	1,309	3,270	3,854
Other (income) expense	(39)	(660)	14	(730)
Interest and other financial charges charges	110	112	350	342

	6,902	8,237	20,869	24,937

Income before taxes	798	1,038	1,967	2,907
Tax expense	179	315	489	808

Net income	619	723	1,478	2,099
Less: Net Income attributable to the noncontrolling interest	11	4	23	14

Net income attributable to Honeywell	$608	$719	$1,455	$2,085

Earnings per share of common stock-basic:	$0.80	$0.98	$1.94	$2.82

Earnings per share of common stock-assuming dilution:	$0.80	$0.97	$1.94	$2.79

Cash dividends per share of common stock	$0.3025	$0.275	$0.9075	$0.825

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2009	December 31, 2008

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,604	$2,065
Accounts, notes and other receivables	6,464	6,129
Inventories	3,576	3,848
Deferred income taxes	900	922
Other current assets	342	299

Total current assets	13,886	13,263

Investments and long-term receivables	471	670
Property, plant and equipment - net	4,828	4,934
Goodwill	10,520	10,185
Other intangible assets - net	2,265	2,267
Insurance recoveries for asbestos related liabilities	1,045	1,029
Deferred income taxes	1,698	2,135
Other assets	1,060	1,007

Total assets	$35,773	$35,490

LIABILITIES
Current liabilities:
Accounts payable	$3,201	$3,773
Short-term borrowings	253	56
Commercial paper	696	1,431
Current maturities of long-term debt	1,019	1,023
Accrued liabilities	5,865	6,006

Total current liabilities	11,034	12,289

Long-term debt	6,256	5,865
Deferred income taxes	730	698
Postretirement benefit obligations other than pensions	1,554	1,799
Asbestos related liabilities	1,559	1,538
Other liabilities	5,045	6,032

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,802	3,994
Common stock held in treasury, at cost	(9,038)	(10,206)
Accumulated other comprehensive income (loss)	(3,251)	(3,809)
Retained earnings	17,021	16,250

Total Honeywell shareowners’ equity	9,492	7,187
Noncontrolling interest	103	82

Total shareowners’ equity	9,595	7,269

Total liabilities and shareowners’ equity	$35,773	$35,490

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2009	2008

	(Dollars in millions)
Cash flows from operating activities:	1,455	2,085
Net income attributable to Honeywell
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	711	693
Gain on sale of non-strategic businesses and assets	(15)	(635)
Repositioning and other charges	369	921
Net payments for repositioning and other charges	(447)	(237)
Pension and other postretirement expense	48	89
Pension and other postretirement payments	(144)	(153)
Stock compensation expense	95	107
Deferred income taxes	432	248
Excess tax benefits from share based payment arrangements	—	(21)
Other	274	28
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	202	(465)
Inventories	350	(393)
Other current assets	(49)	(4)
Accounts payable	(605)	210
Accrued liabilities	(61)	59

Net cash provided by operating activities	2,615	2,532

Cash flows from investing activities:
Expenditures for property, plant and equipment	(352)	(552)
Proceeds from disposals of property, plant and equipment	21	52
Decrease in investments	1	14
Increase in investments	—	(4)
Cash paid for acquisitions, net of cash acquired	(468)	(2,108)
Proceeds from sales of businesses, net of fees paid	1	921
Other	(53)	7

Net cash used for investing activities	(850)	(1,670)

Cash flows from financing activities:
Net (decrease)/increase in commercial paper	(735)	459
Net (decrease)/increase in short-term borrowings	(313)	22
Proceeds from issuance of common stock	20	142
Proceeds from issuance of long-term debt	1,488	1,487
Payments of long-term debt	(1,104)	(425)
Excess tax benefits from share based payment arrangements	—	21
Repurchases of common stock	—	(1,459)
Cash dividends on common stock	(684)	(610)

Net cash used for financing activities	(1,328)	(363)

Effect of foreign exchange rate changes on cash and cash equivalents	102	(36)

Net increase in cash and cash equivalents	539	463
Cash and cash equivalents at beginning of period	2,065	1,829

Cash and cash equivalents at end of period	$2,604	$2,292

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine month periods ended September 30, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and nine month periods ended September 30, 2009 and 2008 were October 3, 2009 and September 27, 2008, respectively.

          The financial information as of September 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

          Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2. Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

          In October 2008, the FASB issued a staff position that clarified the application of the fair value guidance in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. The staff position was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation will not have a material impact on our consolidated financial position and results of operations.

          In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation will not have a material impact on our consolidated financial position and results of operations.

          The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations. See Note 11 for additional fair value information and disclosure for financial and nonfinancial assets and liabilities.

          In December 2007, the FASB issued new guidance on business combinations. The new standard provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. The new standard also expands required disclosures surrounding the nature and financial effects of business combinations. The standard is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Upon adoption, this standard did not have a material impact on our consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of the new guidance on business combinations, a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

          In April 2009, the FASB issued a staff position amending and clarifying the new business combination standard to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The staff position is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption of the new guidance on noncontrolling interest the Company reclassified $82 million of noncontrolling interest from other liabilities to noncontrolling interest as a separate component of shareholders equity in our consolidated balance sheet as of December 31, 2008 and $4 million and $14 million of noncontrolling interest expense to net income attributable to noncontrolling interest in our statement of operations for the third quarter and nine months ended September 30, 2008, respectively. See Note 12, Other Comprehensive Income/(Loss), for additional disclosures regarding noncontrolling interest components of other comprehensive income. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 11 for additional derivative and hedging information and disclosures.

          In November 2008, the FASB ratified an issue providing guidance for accounting for defensive intangible assets subsequent to their acquisition in accordance with the new business combination and fair value standards, including the estimated useful life that should be assigned to such assets. The new guidance is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In December 2008, the FASB issued a staff position providing guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

          In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. The Company has evaluated subsequent events through October 23, 2009, the date of issuance of our consolidated financial position and results of operations.

          In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

          In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

          In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

Note 3. Acquisitions

          In August 2009, the Company completed the acquisition of the RMG Group (RMG Regel + Messtechnik GmbH), a natural gas measuring and control products, services and integrated solutions company, for a purchase price of approximately $416 million, net of cash acquired. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $174 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $219 million), was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the acquisition method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through September 30, 2009 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. As of September 30, 2009, the purchase accounting for the RMG Group is still subject to adjustment primarily for useful lives of intangible assets, amounts allocated to intangible assets and goodwill, for certain pre-acquisition contingencies, and for settlement of post closing purchase price adjustments.

NOTE 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Severance	$35	$171	$177	$284
Asset impairments	2	46	6	78
Exit costs	4	8	7	28
Adjustments	(6)	(8)	(45)	(8)

Total net repositioning charge	35	217	145	382

Asbestos related litigation charges, net of insurance	38	43	111	105
Probable and reasonably estimable environmental liabilities	40	309	107	426
Other	1	5	6	8

Total net repositioning and other charges	$114	$574	$369	$921

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Cost of products and services sold	$100	$523	$308	$829
Selling, general and administrative expenses	14	51	61	92

	$114	$574	$369	$921

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Aerospace	$—	$30	$32	$74
Automation and Control Solutions	22	114	49	152
Specialty Materials	5	37	10	39
Transportation Systems	48	71	161	196
Corporate	39	322	117	460

	$114	$574	$369	$921

          In the third quarter of 2009, we recognized repositioning charges totaling $41 million primarily for severance costs related to workforce reductions of 816 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Specialty Materials segments. The workforce reductions primarily relate to the planned downsizing or shutdown of certain manufacturing facilities and adverse market conditions currently being experienced by many of our businesses.

          In the third quarter of 2008, we recognized repositioning charges totaling $225 million including severance costs of $171 million related to workforce reductions of 3,166 manufacturing and administrative positions principally in our Automation and Control Solutions, Aerospace and Transportation Systems segments. The workforce reductions primarily relate to the planned downsizing or shutdown of certain manufacturing facilities in our Automation and Control Solutions and Aerospace segments and the rationalization of non-manufacturing infrastructure. The repositioning charge also included asset impairments of $46 million principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized and information technology equipment in our Corporate segment.

          In the first nine months of 2009, we recognized repositioning charges totaling $190 million primarily for severance costs related to workforce reductions of 3,936 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the adverse market conditions currently being experienced by many of our businesses, cost savings actions taken in connection with our ongoing functional transformation initiative, the planned downsizing or shutdown of certain manufacturing facilities, and organizational realignments of portions of our Aerospace and Transportation Systems segments. Also, $45 million of previously established accruals, primarily for severance at our Aerospace, Automation and Control Solutions and Transportation Systems segments, were returned to income in the first nine months of 2009 due to fewer employee separations than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

          In the first nine months of 2008, we recognized repositioning charges totaling $390 million including severance costs of $284 million related to workforce reductions of 5,849 manufacturing and administrative positions across all of our segments. The workforce reductions primarily relate to the planned downsizing or shutdown of certain manufacturing facilities in our Aerospace, Automation and Control Solutions and Transportation Systems segments, the rationalization of non-manufacturing infrastructure, outsourcing of non-core components, and our functional transformation initiative. The repositioning charge also included asset impairments of $78 million principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized and certain administrative facilities and information technology equipment in our Corporate segment.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2008	$365	$—	$36	$401
2009 charges	177	6	7	190
2009 usage	(137)	(6)	(4)	(147)
Adjustments	(44)	—	(1)	(45)
Divestitures (1)	(13)	—	—	(13)

Balance at September 30, 2009	$348	$—	$38	$386

(1) Relates to businesses divested in the current period, included in Gain on Sale of Non-Strategic Businesses and Assets see Note 5, Other (income) expense.

          Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which, will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs principally includes product recertification and requalification and employee training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2008 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in the first nine months of 2009 which we were not able to recognize at the time the actions were initiated were not significant.

	Aerospace	Automation and Control Solutions	Transpor- tation Systems	Total

Expected exit and disposal costs	$113	$27	$6	$146
Costs incurred year ended December 31, 2008	(12)	—	(1)	(13)
Costs incurred nine months ended September 30, 2009	(30)	(1)	(1)	(32)

Remaining exit and disposal costs at September 30, 2009	$71	$26	$4	$101

          In the third quarter of 2009, we recognized a charge of $40 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $38 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2009, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

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

          In the first nine months of 2009, we recognized a charge of $107 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $111 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2009, net of probable insurance recoveries.

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

NOTE 5. Other (income) expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Equity (income)/loss of affiliated companies	$(8)	$(27)	$(23)	$(49)
Gain on sale of non-strategic Businesses and assets	(15)	(623)	(15)	(635)
Interest income	(7)	(21)	(25)	(75)
Foreign exchange	5	12	32	26
Other (net)	(14)	(1)	45	3

	$(39)	$(660)	$14	$(730)

          Other (net) for the nine months ended September 30, 2009 includes an other-than-temporary impairment charge of $62 million recognized in the second quarter of 2009. See Note 11, Financial Instruments and Fair Value Measures for further details.

          Gain on sale of non-strategic businesses and assets for the three months and nine months ended September 30, 2008 includes a $623 million pre-tax gain related to the sale of our Consumables Solutions business.

NOTE 6. Earnings Per Share

          The details of the earnings per share calculations for the three months and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,

	2009		2008

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income attributable to Honeywell	$608	$608	$719	$719

Average shares
Average shares outstanding	760.8	760.8	730.9	730.9
Dilutive securities issuable in connection with stock plans	—	3.2	—	6.7

Total average shares outstanding	760.8	764.0	730.9	737.6

Earnings per share of common stock
Net income attributable to Honeywell	$0.80	$0.80	$0.98	$0.97

	Nine Months Ended September 30,

	2009		2008

	Basic	Assuming Dilution	Basic	Assuming Dilution

Income
Net income attributable to Honeywell	$1,455	$1,455	$2,085	$2,085

Average shares
Average shares outstanding	748.7	748.7	739.4	739.4
Dilutive securities issuable in connection with stock plans	—	2.4	—	8.6

Total average shares outstanding	748.7	751.1	739.4	748.0

Earnings per share of common stock
Net income attributable to Honeywell	$1.94	$1.94	$2.82	$2.79

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended September 30, 2009 and 2008, the number of stock options excluded from the computations were 29.8 and 15.1 million, respectively. For the nine months ended September 30, 2009 and 2008, the number of stock options excluded from the computations were 38.8 and 11.0 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 7. Accounts, Notes and Other Receivables

	September 30, 2009	December 31, 2008

Trade	$6,243	$5,893
Other	455	422

	6,698	6,315
Less - Allowance for doubtful accounts	(234)	(186)

	$6,464	$6,129

NOTE 8. Inventories

	September 30, 2009	December 31, 2008

Raw materials	$1,333	$1,644
Work in process	854	952
Finished products	1,554	1,415

	3,741	4,011
Less – Progress payments	—	(3)
– Reduction to LIFO cost basis	(165)	(160)

	$3,576	$3,848

          During the three and nine months ended September 30, 2009, the quantity of inventory valued using the last-in, first-out (LIFO) method in our Specialty Materials segment declined. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower of costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of products sold by $2 million and $7 million during the three and nine months ended September 30, 2009, respectively.

NOTE 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the nine months ended September 30, 2009 by segment is as follows:

	Dec. 31, 2008	Acquisitions	Divestitures	Currency Translation Adjustment	September 30, 2009

Aerospace	$1,882	$—	$—	$9	$1,891
Automation and Control Solutions	6,638	248	—	55	6,941
Specialty Materials	1,151	10	—	6	1,167
Transportation Systems	514	—	—	7	521

	$10,185	$258	$—	$77	$10,520

Other intangible assets are comprised of:

	September 30, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$1,061	$(576)	$485	$1,030	$(494)	$536
Customer relationships	1,363	(262)	1,101	1,250	(175)	1,075
Trademarks	167	(58)	109	164	(50)	114
Other	530	(389)	141	501	(362)	139

	3,121	(1,285)	1,836	2,945	(1,081)	1,864

Trademarks with indefinite lives	429	—	429	403	—	403

	$3,550	$(1,285)	$2,265	$3,348	$(1,081)	$2,267

          Amortization expense related to intangible assets for the nine months ended September 30, 2009 and 2008 was $191 and $166 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2009 and determined that there was no impairment as of that date.

NOTE 10. Long-term Debt and Credit Agreements

	September 30, 2009	December 31, 2008

Floating rate notes due 2009	$—	$300
Floating rate notes due 2009	—	500
Zero coupon bonds and money multiplier notes 13.0%-14.26%, due 2009	—	100
Floating rate notes due 2009-2011	—	193
7.50% notes due 2010	1,000	1,000
6-1/8% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	48	60
6-5/8% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 1.54%-11.00% maturing at various dates through 2017	110	118

	7,275	6,888
Less current portion	(1,019)	(1,023)

	$6,256	$5,865

The schedule of principal payments on long term debt is as follows:

At September 30, 2009

2009	$10
2010	1,018
2011	519
2012	401
2013	605
Thereafter	4,722

7,275
Less-current portion	(1,019)

$6,256

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

          We sell interests in designated pools of trade accounts receivables to third parties. In April 2009, we modified the terms of the trade accounts receivable program to permit the repurchase of receivables from the third parties at our discretion. This modification will provide additional flexibility in the management of the receivable portfolio and will also require the receivables in the program to remain on the Company balance sheet. As a result, $500 million of program receivables were reflected as Accounts, notes and other receivables with a corresponding amount recorded as Short-term borrowings in the Consolidated Balance Sheet. As of September 30, 2009, these short-term borrowings were $200 million. This modification also results in the program costs being recognized as Interest and other financial charges in the Consolidated Statement of Operations on a prospective basis.

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

          Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At September 30, 2009, we had contracts with notional amounts of $2,843 million to exchange foreign currencies, principally the US dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Japanese yen.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At September 30, 2009, we had contracts with notional amounts of $59 million related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2009, interest rate swap agreements designated as fair value hedges effectively changed $600 million of fixed rate debt at a rate of 3.875 percent to LIBOR based floating debt. Our interest rate swaps mature in 2014.

          Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

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

          The Company endeavors to utilize the best available information in measuring fair value. Nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

	September 30, 2009	December 31, 2008

Assets:
Foreign currency exchange contracts	$31	$7
Available for sale investments	121	23
Interest rate swap agreements	6	—
Forward commodity contracts	3	—
Liabilities:
Foreign currency exchange contracts	$23	$34
Interest rate swap agreements	—	—
Forward commodity contracts	—	4

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

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2009		December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$285	$263	$517	$471
Liabilities
Long-term debt and related current maturities	$7,275	$7,835	$6,888	$7,082

          In the third quarter and first nine months September 30, 2009, the Company had assets with a net book value of $7 million and $36 million, respectively, specifically property, plant and equipment and intangible assets, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $4 million and $13 million, respectively, in the third quarter and first nine months. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

          The Company holds investments in marketable equity securities that are designated as available for sale securities. The Company considers duration of the unrealized loss position, stability of the liquidity positions and financial conditions of the investees, and the Company’s intent and ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, in determining other than temporary impairments. As a result of an other-than-temporary decline in fair value of these investments, the Company recognized an impairment charge of $62 million in the second quarter of 2009 that is included in Other (Income) Expense.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

	Asset Derivatives

Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accounts, notes, and other receivables	$30	$2

Interest rate swap agreements	Other assets	6	—

Commodity contracts	Accounts, notes, and other receivables	3	—

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$5

	Liability Derivatives

Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accrued liabilities	$22	$19

Interest rate swap agreements	Accrued liabilities	—	—

Commodity contracts	Accrued liabilities	—	4

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009 Fair Value	December 31, 2008 Fair Value

Foreign currency exchange contracts	Accrued liabilities	$1	$14

	Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI into Income

Derivatives in Cash Flow Hedge Relationships	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Foreign currency exchange contracts			Product sales	$25	$35
			Cost of products sold	(16)	(28)
	$(1)	$8	Sales & General Administrative Expenses	1	(1)

Commodity contracts	$(9)	$(4)	Cost of products sold	($2)	($6)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were less than $1 million in the third quarter and first nine months of 2009 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $8 million and $6 million in the third quarter and nine months ended September 30, 2009. These gains were fully off-set by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. Forward contracts are marked-to-market with the resulting gains and losses similarly recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. The Company had the following derivatives utilized as economic hedges for foreign currency risk management purposes described above as of September 30, 2009:

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain or (Loss) Recognized in Income on Derivative

		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Foreign currency exchange contracts	Other (income) expense	$(13)	$(81)

NOTE 12. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net income	$619	$723	$1,478	$2,099

Foreign exchange translation adjustments	198	(314)	337	(137)
Pension and postretirement benefit adjustments	26	36	109	61
Change in fair value of effective cash flow hedges	(3)	(18)	21	(20)
Change in unrealized losses on available for sale investments(1)	40	(24)	91	(24)

	880	403	2,036	1,979
Comprehensive Income attributable to noncontrolling interest(2)	(11)	(4)	(23)	(14)

Comprehensive Income/(Loss) attributable to Honeywell	$869	$399	$2,013	$1,965

(1)	Includes reclassification adjustment for losses included in net income.
(2)	Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

Changes in Noncontrolling interest consist of the following:

December 31, 2008	$82

Comprehensive Income/(Loss)attributable to noncontrolling interest	23
Capital contribution to noncontrolling shareholders	4
Dividends paid	(4)
Cumulative translation adjustments	(1)
Other	(1)

September 30, 2009	$103

In the first nine months of 2009 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net Sales
Aerospace	$2,622	$3,110	$8,100	$9,421
Automation and Control Solutions	3,188	3,688	9,202	10,484
Specialty Materials	1,015	1,321	3,117	4,180
Transportation Systems	875	1,156	2,417	3,759
Corporate	—	—	—	—

	$7,700	$9,275	$22,836	$27,844

Segment Profit
Aerospace	$455	$516	$1,397	$1,681
Automation and Control Solutions	431	430	1,088	1,148
Specialty Materials	155	158	430	609
Transportation Systems	62	102	84	400
Corporate	(43)	(48)	(133)	(153)

Total Segment Profit	1,060	1,158	2,866	3,685

Other income (expense) (A)	31	633	(37)	681
Interest and other financial charges	(110)	(112)	(350)	(342)
Stock compensation expense (B)	(18)	(31)	(95)	(107)
Pension and other postretirement expense (B)	(51)	(36)	(48)	(89)
Repositioning and other charges (B)	(114)	(574)	(369)	(921)

Income before taxes	$798	$1,038	$1,967	$2,907

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

NOTE 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Pension Benefits
Service cost	$56	$59	$167	$193
Interest cost	251	239	743	763
Expected return on plan assets	(334)	(336)	(988)	(1,063)
Amortization of prior service cost	7	8	19	22
Recognition of actuarial losses	40	12	121	36
Settlements and curtailments	1	11	1	13

	$21	$(7)	$63	$(36)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Other Postretirement Benefits
Service cost	$2	$4	$5	$11
Interest cost	26	32	78	98
Amortization of prior service (credit)	(11)	(10)	(33)	(30)
Recognition of actuarial losses	3	9	10	26
Settlements and curtailments	—	—	(98)	—

	$20	$35	$(38)	$105

          In March 2009, June 2009 and July 2009 we made $200, $200 and $340 million, respectively, of voluntary contributions of Honeywell common stock to our U.S. pension plans to improve the funded status of our plans.

          On May 1, 2009, Honeywell amended the U.S. retiree medical plan eliminating the subsidy for non-union employees who retire after September 1, 2009. Employees already retired or who retired on or before September 1, 2009 will not be affected by this change. This plan amendment reduced the accumulated postretirement benefit obligation by $180 million representing the elimination of benefits attributable to years of service already rendered by active non-union employees who are not eligible to retire and those eligible non-union employees who are assumed not to retire prior to September 1, 2009. This reduction in the accumulated postretirement benefit obligation will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $98 million in the second quarter of 2009 which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition of previously unrecognized negative prior service costs attributable to the future years of service of the employee group for which future accrual of benefits has been eliminated.

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

Nine Months Ended September 30, 2009

Beginning of period	$946
Accruals for environmental matters deemed probable and reasonably estimable	112
Environmental liability payments	(201)

End of period	$857

          Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2009	December 31, 2008

Accrued liabilities	$315	$343
Other liabilities	542	603

	$857	$946

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

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of September 30, 2009 and December 31, 2008 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

          The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO’s parent. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. Honeywell projected the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon experience of asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums. The valuation methodology also includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous courts.

          As of September 30, 2009 and December 31, 2008, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $870 and $877 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2009, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $340 million of coverage under these policies is included in our NARCO-related insurance receivable at September 30, 2009. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Appellate Division, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of the insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers ($340 million at September 30, 2009) is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through September 30, 2009, we have resolved approximately 122,000 Bendix related asbestos claims. We had 129 trials resulting in favorable verdicts and 15 trials resulting in adverse verdicts. Two of these adverse verdicts were reversed on appeal, three verdicts were vacated on post-trial motions, three claims were settled and the remaining have been or will be appealed. The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30, 2009	Year Ended December 31,

		2008	2007

Claims Activity
Claims Unresolved at the beginning of period	51,951	51,658	57,108
Claims Filed during the period	2,123	4,003	2,771
Claims Resolved during the period	(5,452)	(3,710)	(8,221)

Claims Unresolved at the end of period	48,622	51,951	51,658

Disease Distribution of Unresolved Claims
		December 31,

	September 30, 2009	2008	2007

Mesothelioma and Other Cancer Claims	5,790	5,575	5,011
Other Claims	42,832	46,376	46,647

Total Claims	48,622	51,951	51,658

          Approximately 45 percent of the approximately 49,000 pending claims at September 30, 2009 are on the inactive, deferred, or similar dockets established in some jurisdictions for claimants who allege minimal or no impairment. The approximately 49,000 pending claims also include claims filed in jurisdictions such as Texas, Virginia, and Mississippi that historically allowed for consolidated filings. In these jurisdictions, plaintiffs were permitted to file complaints against a pre-determined master list of defendants, regardless of whether they have claims against each individual defendant. Many of these plaintiffs may not actually intend to assert claims against Honeywell. Based on state rules and prior experience in these jurisdictions, we anticipate that many of these claims will ultimately be dismissed.

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $600 and $578 million at September 30, 2009 and December 31, 2008, respectively. The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. The estimate is based upon Bendix historical experience in the tort system for the three years ended December 31, 2008 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $179 and $156 million are reflected as receivables in our consolidated balance sheet at September 30, 2009 and December 31, 2008, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Nine Months Ended September 30, 2009

	Bendix	NARCO	Total

Beginning of period	$578	$1,131	$1,709
Accrual for update to estimated liability	130	4	134
Asbestos related liability payments	(108)	(5)	(113)

End of period	$600	$1,130	$1,730

Insurance Recoveries for Asbestos Related Liabilities

	Nine Months Ended September 30, 2009

	Bendix	NARCO	Total

Beginning of period	$156	$877	$1,033
Probable insurance recoveries related to estimated liability	24	—	24
Insurance receipts for asbestos related liabilities	(1)	(7)	(8)

End of period	$179	$870	$1,049

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2009	December 31, 2008

Other current assets	$4	$4
Insurance recoveries for asbestos related liabilities	1,045	1,029

	$1,049	$1,033

Accrued liabilities	$171	$171
Asbestos related liabilities	1,559	1,538

	$1,730	$1,709

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

          Allen, et al. v. Honeywell Retirement Earnings Plan — Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. Any amounts payable, including the settlement amount, have or will be paid from the Company’s pension plan. In October 2009, the Court granted summary judgment in favor of the Honeywell Retirement Earnings Plan with respect to the claim regarding the calculation of benefits. We continue to expect to prevail on the remaining claims in light of applicable law and our substantial affirmative defenses, which have not yet been considered fully by the Court. Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable with respect to these claims and we have not recorded a provision for the remaining claims in our financial statements.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2009, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, of shareowners’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the accompanying consolidated financial statements, the Company retrospectively applied the accounting for Noncontrolling Interests in Consolidated Financial Statements in the accompanying December 31, 2008 consolidated balance sheet.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
October 22, 2009

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the third quarter and nine months ended September 30, 2009. The financial information as of September 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

A.	RESULTS OF OPERATIONS – THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net sales	$7,700	$9,275	$22,836	$27,844
% change compared with prior period	(17)%		(18)%

          The decrease in net sales in the third quarter and nine months of 2009 compared with the third quarter and nine months of 2008 is attributable to the following:

	Three Months	Nine Months

Volume	(14)%	(14)%
Price	(1)	(1)
Foreign Exchange	(2)	(3)
Acquisitions/Divestitures	—	—

	(17)%	(18)%

          A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Cost of products and services sold	$5,797	$7,476	$17,235	$21,471
% change compared with prior period	(22)%		(20)%

Gross Margin percentage	24.7%	19.4%	24.5%	22.9%

          Cost of products and services sold decreased by $1,679 million or 22 percent in the third quarter of 2009 compared with the third quarter of 2008 and by $4,236 million or 20 percent in the first nine months of 2009 compared with the first nine months of 2008. These decreases are principally due to lower sales as a result of the factors discussed above and in the Review of Business Segments section of this MD&A, lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation), the positive impact of indirect cost savings initiatives across each of our Business Segments and lower repositioning charges.

          Gross margin percentage increased by 5.3 percentage points in the third quarter of 2009 compared with the third quarter of 2008 and by 1.6 percentage points in the first nine months of 2009 compared with the first nine months of 2008 primarily due to higher margins in our Specialty Materials and Automation and Control Solutions segments and lower repositioning charges. These items were partially offset by lower margins in our Transportation Systems and Aerospace segments.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Selling, general and administrative expenses	$1,034	$1,309	$3,270	$3,854
Percent of sales	13.4%	14.1%	14.3%	13.8%

          Selling, general and administrative expenses as a percentage of sales decreased by 0.7 percentage points in the third quarter of 2009 compared with the third quarter of 2008 and increased by 0.5 percentage points in the first nine months of 2009 compared with the first nine months of 2008.

          The decrease as a percentage of sales in the third quarter was driven by i) the positive impact of indirect cost savings initiatives across each of our Business Segments, ii) reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and iii) lower repositioning charges partially offset by lower sales volumes, resulting in decreased selling and general and administrative expense of $275 million.

          The increase as a percentage of sales in the first nine months was driven by lower sales volumes partially offset by i) the positive impact of indirect cost savings initiatives across each of our Business Segments, ii) reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and iii) lower repositioning charges, resulting in decreased selling and general and administrative expense of $584 million.

Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Equity (income)/loss of affiliated companies	$(8)	$(27)	$(23)	$(49)
Gain on sale of non-strategic businesses and assets	(15)	(623)	(15)	(635)
Interest income	(7)	(21)	(25)	(75)
Foreign exchange	5	12	32	26
Other (net)	(14)	(1)	45	3

	$(39)	$(660)	$14	$(730)

          Other income decreased by $621 in the third quarter of 2009 compared with the third quarter of 2008 primarily due to a lower Gain on sale of non-strategic businesses and assets as a result of the 2008 sale of our Consumables Solutions business.

          Other expense of $14 in the first nine months of 2009 compared with Other income of $730 in the first nine months of 2008 is primarily due to a lower Gain on sale of non-strategic businesses and assets as a result of the 2008 sale of our

Consumables Solutions business and an other-than-temporary impairment charge of $62 million in the second quarter of 2009.

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Interest and other financial charges	$110	$112	$350	$342
% change compared with prior period	(2)%		2%

          Interest and other financial charges decreased by $2 million in the third quarter of 2009 compared with the third quarter of 2008 primarily due to lower debt balances, partially offset by higher borrowing costs.

          Interest and other financial charges increased by $8 million in the first nine months of 2009 compared with the first nine months of 2008 primarily due to higher debt balances, partially offset by lower borrowing costs.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Tax expense	$179	$315	$489	$808
Effective tax rate	22.4%	30.3%	24.9%	27.8%

          The effective tax rate decreased by 7.9 percent in the third quarter of 2009 compared with the third quarter of 2008 and 2.9 percent in the first nine months of 2009 compared with the first nine months of 2008 primarily due to the sale of our Consumables Solutions business in 2008 and increased U.S. research and development tax credits in 2009.

          The effective tax rate in both periods was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from the domestic manufacturing deduction and research and development tax credits.

Net Income Attributable to Honeywell

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net income Attributable to Honeywell	$608	$719	$1,455	$2,085
Earnings per share of common stock – assuming dilution	$0.80	$0.97	$1.94	$2.79

          Earnings per share of common stock – assuming dilution decreased by $0.17 per share in the third quarter of 2009 compared with the third quarter of 2008 and by $0.85 per share in the first nine months of 2009 compared with the first nine months of 2008. The decrease in both periods is primarily due to decreased segment profit in our Aerospace and Transportation Systems Business Segments in the third quarter and each of our Business Segments in the first nine months and decreased Other (Income) Expense, as discussed above, partially offset by lower repositioning charges and lower income tax expense, as discussed above.

Review of Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net Sales
Aerospace	$2,622	$3,110	$8,100	$9,421
Automation and Control Solutions	3,188	3,688	9,202	10,484
Specialty Materials	1,015	1,321	3,117	4,180
Transportation Systems	875	1,156	2,417	3,759
Corporate	—	—	—	—

	$7,700	$9,275	$22,836	$27,844

Segment Profit
Aerospace	$455	$516	$1,397	$1,681
Automation and Control Solutions	431	430	1,088	1,148
Specialty Materials	155	158	430	609
Transportation Systems	62	102	84	400
Corporate	(43)	(48)	(133)	(153)

Total Segment Profit	1,060	1,158	2,866	3,685

Other income (expense) (A)	31	633	(37)	681
Interest and other financial charges	(110)	(112)	(350)	(342)
Stock compensation expense (B)	(18)	(31)	(95)	(107)
Pension and other postretirement expense (B)	(51)	(36)	(48)	(89)
Repositioning and other charges (B)	(114)	(574)	(369)	(921)

Income before taxes	$798	$1,038	$1,967	$2,907

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net sales	$2,622	$3,110	$8,100	$9,421
% change compared with prior period	(16)%		(14)%
Segment profit	$455	$516	$1,397	$1,681
% change compared with prior period	(12)%		(17)%

          Aerospace sales by major customer end-markets for the third quarter and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

	% of Aerospace Sales		% Changes in Sales	% of Aerospace Sales		% Changes in Sales

Customer End-Markets	2009	2008	2009 Versus 2008	2009	2008	2009 Versus 2008

Commercial:
Air transport and regional original equipment	12%	13%	(21%)	13%	16%	(28%)
Air transport and regional aftermarket	23	23	(17)	23	22	(14)
Business and general aviation original equipment	5	11	(66)	7	11	(41)
Business and general aviation aftermarket	9	10	(27)	8	10	(28)
Defense and Space	51	43	2	49	41	2

Total	100%	100%	(16%)	100%	100%	(14%)

          Aerospace sales decreased by 16 percent in the third quarter of 2009 compared with the third quarter of 2008 and by 14 percent in the first nine months of 2009 compared with the first nine months of 2008. Details regarding the decrease in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales decreased by 21 percent in the third quarter and 28 percent in the first nine months driven primarily by lower sales to our OE customers, consistent with production rates and platform mix, and the impact of divesting our Consumables Solutions business.

•

Air transport and regional aftermarket sales decreased by 17 percent in the third quarter and 14 percent in the first nine months primarily as a result of decreased sales of spare parts and lower maintenance activity driven by the impact of higher parked aircraft part utilization, customer inventory reduction initiatives and decreased flying hours of approximately 1 percent in the third quarter and 3 percent in the first nine months.

•

Business and general aviation OE sales decreased by 66 percent in the third quarter and 41 percent in the first nine months due to the expected decrease in new business jet deliveries reflecting rescheduling and cancellation of deliveries by OE customers which we expect to continue to adversely impact sales.

•

Business and general aviation aftermarket sales decreased by 27 percent in the third quarter and 28 percent in the first nine months primarily due to decreased sales of spare parts and lower revenue associated with maintenance service agreements, consistent with the expected decrease in business jet utilization.

•

Defense and space sales increased by 2 percent in the third quarter and the first nine months, with higher sales of logistics services and original equipment for military platforms in both periods, partially offset by program completions.

          Aerospace segment profit decreased by 12 percent in the third quarter of 2009 compared with the third quarter of 2008 and by 17 percent in the first nine months of 2009 compared to the first nine months of 2008 due primarily to lower sales as a result of the factors discussed above and inflation, partially offset by volume related material cost reductions and reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation), the positive impact of cost savings initiatives and increased prices.

Automation and Control Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net sales	$3,188	$3,688	$9,202	$10,484
% change compared with prior period	(14)%		(12)%
Segment profit	$431	$430	$1,088	$1,148
% change compared with prior period	—%		(5)%

          Automation and Control Solutions (“ACS”) sales decreased by 14 percent in the third quarter of 2009 compared with the third quarter of 2008, primarily due to decreased sales volume (reflecting slower global economic growth) and an unfavorable impact of foreign exchange of 4 percent, partially offset by a 1 percent growth from acquisitions.

          ACS sales decreased by 12 percent in the first nine months of 2009 compared with the first nine months of 2008, primarily due to decreased sales volume (reflecting slower global economic growth) and an unfavorable impact of foreign exchange of 7 percent, partially offset by a 4 percent growth from acquisitions.

•

Sales in our Products businesses decreased by 14 percent in the third quarter and 13 percent in the first nine months, principally due to (i) lower volume of sales in each or our businesses (excluding the impact of acquisitions) and (ii) the unfavorable impact of foreign exchange. Softness in residential and industrial end-markets was partially offset by the positive impact of acquisitions, most significantly Metrologic Instruments and Norcross Safety Products in the nine month period.

•

Sales in our Solutions businesses decreased by 13 percent in the third quarter and 11 percent in the first nine months driven by the unfavorable impact of foreign exchange and volume decreases largely due to softening demand as a result of customer deferral of capital and operating expenditures. Orders decreased while backlog increased in the third quarter and first nine months compared to the corresponding periods in 2008. Decreased orders are primarily due to the unfavorable impact of foreign exchange, softening demand (as noted above) and order timing and delays. Higher backlog is primarily due to longer duration projects.

          ACS segment profit was flat in the third quarter of 2009 compared with the third quarter of 2008 and decreased by 5 percent in the first nine months of 2009 compared with the first nine months of 2008. The negative impact of lower sales as a result of the factors discussed above and inflation on segment profit was more than offset in the third quarter and partially offset in the first nine months by lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and the positive impact of indirect cost savings initiatives.

Specialty Materials

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net sales	$1,015	$1,321	$3,117	$4,180
% change compared with prior period	(23)%		(25)%
Segment profit	$155	$158	$430	$609
% change compared with prior period	(2)%		(29)%

          Specialty Materials sales decreased by 23 percent in the third quarter of 2009 compared with the third quarter of 2008 and by 25 percent in the first nine months of 2009 compared with the first nine months of 2008 driven by (i) a 44 percent third quarter and 40 percent first nine months decrease in Resins and Chemicals sales due to substantial price declines arising from pass through of lower raw material cost, (ii) a 24 percent third quarter and 26 percent first nine months decrease in Specialty Products sales most significantly due to continued demand softness across key customer end-markets, (iii) a 11 percent third quarter and a 21 percent first nine months decrease in UOP sales due to customer deferrals of projects as a result of reduced demand for additional capacity in the refining and petrochemical industries as well as lower catalyst sales in the first nine months and (iv) a 9 percent third quarter and 12 percent first nine months decrease in our Fluorine Products business due to lower volume sales of refrigerants and insulating materials principally driven by customer inventory reduction initiatives and soft construction and original equipment manufacturer end markets, partially offset by price increases in the first half of 2009. We expect these industry conditions to continue.

          Specialty Materials segment profit decreased by 2 percent in the third quarter of 2009 compared with the third quarter of 2008 and by 29 percent in the first nine months of 2009 compared with the first nine months of 2008. These decreases are due principally to lower sales as a result of the factors discussed above, partially offset by lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions, and lower incentive compensation) and the positive impact of indirect cost savings initiatives.

Transportation Systems

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net sales	$875	$1,156	$2,417	$3,759
% change compared with prior period	(24)%		(36)%
Segment profit	$62	$102	$84	$400
% change compared with prior period	(39)%		(79)%

          Transportation Systems sales decreased by 24 percent in the third quarter of 2009 compared with the third quarter of 2008 and 36 percent in the first nine months of 2009 compared with the first nine months of 2008, primarily due to lower volumes (driven by the ongoing challenging global automotive industry conditions) and the negative impact of foreign exchange.

•

Turbo Technologies sales decreased by 30 percent in the third quarter and 45 percent in the first nine months primarily due to lower sales volumes to both our commercial and light vehicle engine manufacturing customers and the negative impact of foreign exchange. We continue to see a decline in diesel penetration rates in Western Europe and a shift in consumer preference towards lower displacement engines. We expect production rates of light vehicles to begin to increase in the fourth quarter of 2009.

•

Consumer Products Group (“CPG”) sales decreased by 15 percent in the third quarter and 10 percent in the first nine months, primarily due to lower prices (primarily pass through of ethylene glycol cost decreases), lower volumes and the negative impact of foreign exchange.

•

Friction Materials sales decreased by 21 percent in the third quarter and 32 percent in the first nine months primarily due to continued declines in sales volumes and the unfavorable impact of foreign exchange.

          Transportation Systems segment profit decreased by 39 percent in the third quarter of 2009 compared with the third quarter of 2008 and 79 percent in the first nine months of 2009 compared with the first nine months of 2008. These decreases were due principally to lower sales volume as a result of the factors discussed above partially offset by lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and the positive impact of indirect cost savings initiatives.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the third quarter and nine months ended September 30, 2009 and 2008. Our repositioning actions are expected to generate incremental pretax savings of approximately $225 million in 2009 compared with 2008 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $141 million in the first nine months of 2009 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $225 million in 2009 and will be funded through operating cash flows.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, are summarized as follows:

	2009	2008

Cash provided by (used for):
Operating activities	$2,615	$2,532

Investing activities	(850)	(1,670)

Financing activities	(1,328)	(363)
Effect of exchange rate changes on cash	102	(36)

Net increase in cash and cash equivalents	$539	$463

          Cash provided by operating activities increased by $83 million during the first nine months of 2009 compared with the first nine months of 2008 primarily due to a favorable impact from working capital of $595 million (lower accounts and other receivables, lower inventory, partially offset by lower accounts payable), lower cash taxes of $336 million, and $155 million from the sale of long-term receivables partially offset by decreased earnings, receipts from the sale of insurance receivables of $82 million in the first quarter of 2008 and higher repositioning payments of $53 million.

          Cash used for investing activities decreased by $820 million during the first nine months of 2009 compared with the first nine months of 2008 primarily due to a $1,640 million decrease in cash paid for acquisitions (most significantly the acquisition of Norcross in the second quarter of 2008 and Metrologic in the third quarter of 2008) and a $200 million decrease in expenditures for property, plant and equipment, partially offset by a $920 million decrease in proceeds from sales of businesses (most significantly the divestiture of Consumables Solutions in the third quarter of 2008).

          Cash used for financing activities increased by $965 million during the first nine months of 2009 compared with the first nine months of 2008 primarily due to primarily due to a net repayment of debt (including commercial paper) in the first nine months of 2009 of $664 million compared to net proceeds (including commercial paper) of $1,543 million in the first nine months of 2008, partially offset by a decrease in repurchases of common stock of $1,459 million.

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

          We plan to make voluntary contributions of Honeywell common stock to our U.S. pension plans in 2009, totaling approximately $800 million, to improve the funded status of our plans, of which $740 million has been contributed in the first nine months.

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

          In August 2009, the Company completed the acquisition of the RMG Group (RMG Regel + Messtechnik GmbH), a natural gas measuring and control products which will be integrated into our Automation and Control Solutions segment. The purchase price, net of cash acquired, was approximately $416 million and was funded using available cash.

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

Critical Accounting Policies

          The financial information as of September 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on February 13, 2009.

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

          See our 2008 Annual Report on Form 10-K (Item 7A). As of September 30, 2009, there has been no material change in this information.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

          As previously reported, three incidents occurred during 2003 at Honeywell’s Baton Rouge, Louisiana chemical plant, including a release of chlorine, a release of antimony pentachloride (which resulted in an employee fatality), and an employee exposure to hydrofluoric acid. Also as previously reported, criminal allegations in these matters were resolved in a misdemeanor plea agreement with the United States Department of Justice and civil matters have been resolved with the Louisiana Department of Environmental Quality. Civil penalties for these matters sought by the United States Department of Justice were settled for $550,000 in the third quarter of 2009.

          The United States Environmental Protection Agency and the United States Department of Justice (“federal authorities”) are investigating whether the storage of certain sludges generated during uranium hexafluoride production at our Metropolis, Illinois facility has been in compliance with the requirements of the Resource Conservation and Recovery Act. The federal authorities have informed the Company that they expect to call witnesses before a grand jury in this matter. This storage issue was previously voluntarily disclosed to the Illinois Environmental Protection Agency, with whom Honeywell has been working to resolve the matter. The Company has met with the federal authorities and is cooperating fully with the investigation. Although the outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

ITEM 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date:	October 23, 2009	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

(1)	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share”, is provided in Note 6 to the consolidated financial statements in this report.