Form 10-K
period 2009-12-31
HONEYWELL INTERNATIONAL INC
filed 2010-02-12
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Registrant’s telephone number, including area code (973) 455-2000

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $23.2 billion at June 30, 2009.

There were 764,552,212 shares of Common Stock outstanding at January 31, 2010.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 26, 2010.

PART I.

Item 1. Business

Honeywell International Inc. (Honeywell) is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, turbochargers, automotive products, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and energy efficient products and solutions for homes, business and transportation. Honeywell was incorporated in Delaware in 1985.

We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its proxy statement for the 2010 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 11, 2010, and which will also be available free of charge on our website.

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

Commercial, regional,
 business, helicopter and
 military aviation aircraft
 (operators, OEMs, parts
 distributors and MRO
 service providers)
General contractors
 (building and tower
 manufacturers),
 cell-phone companies

Bruce Hella/Goodrich LSI Luminator Siemens Whelen

Inertial sensor	Inertial sensor systems for guidance, stabilization, navigation and control Gyroscopes, accelerometers, inertial measurement units and thermal switches	Military and commercial vehicles Commercial spacecraft and launch vehicles Commercial, regional, business and military aircraft Transportation Missiles Munitions	Astronautics-Kearfott BAE Ball GEC General Electric L3 Com KVH Northrop Grumman Rockwell

Control products	Radar altimeters Pressure products Air data products Thermal switches Magnetic sensors	Military aircraft Missiles, UAVs Commercial applications	Ball Brothers BAE Druck Goodrich NavCom Northrop Grumman Rosemount Solarton

Space products and subsystems	Guidance subsystems Control subsystems Processing subsystems Radiation hardened electronics and integrated circuits GPS-based range safety systems	Commercial and military-spacecraft DoD FAA NASA	BAE Ithaco L3 Northrop Grumman Raytheon

Management and technical services	Maintenance/operation and provision of space systems, services and facilities Systems engineering and integration Information technology services Logistics and sustainment	U.S. government space (NASA) DoD (logistics and information services) FAA DoE Local governments Commercial space ground segment systems and services	Bechtel Boeing Computer Sciences Dyncorp ITT Lockheed Martin Raytheon SAIC The Washington Group United Space Alliance

Landing systems	Wheels and brakes Wheel and brake repair and overhaul services	Commercial airline, regional, business and military aircraft High performance commercial vehicles USAF, DoD, DoE Boeing, Airbus, Lockheed Martin	Dunlop Standard Aerospace Goodrich K&F Industries Messier-BugattiN ASCO

Automation and Control Solutions

Our Automation and Control Solutions segment is a leading global provider of environmental and combustion controls, sensing controls, security and life safety products and services, scanning and mobility devices and process automation and building solutions and services for homes, buildings and industrial facilities.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Environmental and combustion controls; sensing controls

Heating, ventilating and
 air conditioning controls
 and components for
 homes and buildings
Indoor air quality products
 including zoning, air
 cleaners, humidification,
 heat and energy recovery
 ventilators
Controls plus integrated
 electronic systems for

Original equipment
 manufacturers (OEMs)
Distributors
Contractors
Retailers
System integrators
Commercial customers and
 homeowners served by
 the distributor, wholesaler,
 contractor, retail and
 utility channels

Bosch Cherry Danfoss Eaton Emerson Endress & Hauser Holmes Invensys Johnson Controls Motorola

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
	burners, boilers and furnaces		Schneider Siemens

Environmental and combustion controls; sensing controls (continued)	Consumer household products including humidifiers and thermostats Electrical devices ands witches Water controls Sensors, measurement, control and industrial components

Package and materials
 handling operations
Appliance manufacturers
Automotive companies
Aviation companies
Food and beverage
 processors
Medical equipment
Heat treat processors
Computer and business
 equipment manufacturers

United Technologies Yamatake

Security and life safety products and services

Security products and
 systems
Fire products and systems
Access controls and closed
 circuit television
Home health monitoring
 and nurse call systems
Gas detection products and
 systems
Emergency lighting
Distribution
Personal protection
 equipment

OEMs
Retailers
Distributors
Commercial customers and
 homeowners served by
 the distributor, wholesaler,
 contractor, retail and
 utility channels
Health care organizations
Security monitoring service
 providers
Industrial, fire service, utility
 distributors and U.S.
 Government

Bosch Draeger GE Hubbell Inc Mine Safety Appliances Pelco Phillips Riken Keiki SiemensTyco United Technologies 3M, Sperian Protection

Scanning and mobility	Hand held and hands free image and laser based bar code scanners Scan engines Mobile and wireless computers	OEMs Retailers Distributors Commercial customers served by the transportation and logistics, manufacturing, healthcare and retail channels	Datalogic Intermec Technologies Motorola

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
Gas control, measurement
 and analyzing equipment

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

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Resins & chemicals	Nylon polymer Caprolactam Ammonium sulfate Cyclohexanone Cyclophexanol (KA Oil) MEKO	Nylon for carpet fibers, engineered resins and packaging Fertilizer ingredients Specialty chemicals	BASF DSM Sinopec

Hydrofluoric acid (HF)	Anhydrous and aqueous hydrofluoric acid	Fluorocarbons Steel Oil refining Chemical intermediates	Mexichem Flour Solvay

Fluorocarbons	Refrigerants, aerosol and insulation foam blowing agents Genesolv® solvents Oxyfume sterilant gases Ennovate 3000 blowing agent for refrigeration insulation	Refrigeration Air conditioning Polyurethane foam Precision cleaning Optical Appliances Hospitals Medical equipment manufacturers	Arkema Dupont Solvay Ineos

Fluorine specialties	Sulfur hexafluoride (SF6) Iodine pentafluoride (IF) Antimony pentafluoride (SbF5)	Electric utilities Magnesium gear manufacturers	Air Products Asahi Glass Solvay LiMing

Nuclear services	UF6 conversion services	Nuclear fuel Electric utilities	Cameco Comurhex Rosatom

Research and fine chemicals	Oxime-based fine chemicals Fluoroaromatics High-purity solvents	Agrichemicals Biotech	Avecia Degussa DSM E. Merck Thermo Fisher Scientific Lonza Sigma-Aldrich

Performance chemicals Imaging chemicals Chemical processing sealants	HF derivatives Fluoroaromatics Catalysts Oxime-silanes	Diverse by product type	Atotech BASF DSM

Advanced fibers & composites	High modulus polyethylene fiber and shield composites Aramid shield composites	Bullet resistant vests, helmets and other armor applications Cut-resistant gloves Rope & cordage	DuPont DSM Teijin

Specialty films	Cast nylon film Bi-axially oriented nylon film Fluoropolymer film	Food and pharmaceutical packaging	American Biaxis CFP Daikin Kolon Unitika

Specialty additives	Polyethylene waxes Paraffin waxes and blends PVC lubricant systems Processing aids Luminescent pigments	Coatings and inks PVC pipe, siding & profiles Plastics Reflective coatings Safety & security applications	BASF Clariant Eastman

Electronic chemicals	Ultra high-purity HF Inorganic acids Hi-purity solvents	Semiconductors Photovoltaics	KMG BASF General Chemical

Semiconductor materials and services	Interconnect-dielectrics Interconnect-metals Semiconductor packaging materials Advanced polymers Sapphire substrates Anti-reflective coatings Thermo-couples	Semiconductors Microelectronics Telecommunications	BASF Brewer Dow Corning Foxconn Japan Energy Kyocera Shinko

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Catalysts, adsorbents and Specialties	Catalysts Molecular sieves Adsorbents Customer catalyst manufacturing	Petroleum, refining, petrochemical, gas processing, and manufacturing industries	Axens BASF WR Grace Haldor Shell/Criterion

Process technology and equipment	Technology licensing and engineering design of process units and systems Engineered products Proprietary equipment Training and development of technical personnel Gas processing technology	Petroleum refining, petrochemical, and gas processing	Axens BP/Amoco Exxon-Mobil Chevron Lummus Global Chicago Bridge & Iron Koch Glitsch Linde AG Natco Shaw Group Shell/SGS

Renewable fuels and chemicals	Technology licensing of Process, catalysts, absorbents, Refining equipment and Services for producing renewable-based fuels and chemicals	Agricultural products	Neste Oy Lurgi Syntroleum Dynamotive

Transportation Systems

Our Transportation Systems segment is one of the leading manufacturers of engine boosting systems for passenger cars and commercial vehicles, as well as a leading provider of automotive care and braking products.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Charge-air systems	Turbochargers for gasoline and diesel engines	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Borg-Warner Holset IHI MHI

Thermal systems	Exhaust gas coolers Charge-air coolers Aluminum radiators Aluminum cooling modules	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Behr Modine Valeo

Aftermarket filters, spark plugs, electronic components and car care products	Oil, air, fuel, transmission and coolant filters PCV valves Spark plugs Wire and cable Antifreeze/coolant Windshield washer fluids Waxes, washes and specialty cleaners	Automotive and heavy vehicle aftermarket channels, OEMs and Original Equipment Service Providers (OES) Auto supply retailers Specialty installers Mass merchandisers	AC Delco Bosch Champion Mann & Hummel NGK Peak/Old World Industries Purolator STP/ArmorAll Turtle Wax Zerex/Valvoline

Brake hard parts and other friction materials	Disc brake pads and shoes Drum brake linings Brake blocks Disc and drum brake components Brake hydraulic components Brake fluid Aircraft brake linings Railway linings	Automotive and heavy vehicle OEMs, OES, brake manufacturers and aftermarket channels Installers Railway and commercial/ military aircraft OEMs and brake manufacturers	Advics Akebono Continental Federal-Mogul ITT Corp JBI Nisshinbo TMD Friction TRW

Aerospace Sales

Our sales to aerospace customers were 35 percent of our total sales in each of 2009, 2008 and 2007, respectively. Our sales to commercial aerospace original equipment manufacturers were 7, 9 and 10 percent of our total sales in 2009, 2008 and 2007, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 10, 11 and 11 percent of our total sales in 2009, 2008 and 2007, respectively. Our Aerospace results of operations can be impacted by various industry and economic conditions. See “Item 1A. Risk Factors.”

U.S. Government Sales

Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $4,288, $4,240 and $4,011 million in 2009, 2008 and 2007, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $3,455, $3,412 and $3,192 million in 2009, 2008 and 2007, respectively. U.S. defense spending increased in 2009 and is also expected to increase in 2010. We do not expect to be significantly affected by any proposed changes in 2010 federal spending due principally to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs). Our contracts with the U.S. Government are subject to audits, investigations, and termination by the government. See “Item 1A. Risk Factors.”

Backlog

Our total backlog at December 31, 2009 and 2008 was $13,182 and $12,972 million, respectively. We anticipate that approximately $9,339 million of the 2009 backlog will be filled in 2010. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

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

International Operations

We are engaged in manufacturing, sales, service and research and development mainly in the United States, Europe, Canada, Asia and Latin America. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 12, 10 and 10 percent of our total sales in 2009, 2008 and 2007, respectively. Foreign manufactured products and services, mainly in Europe, were 39 percent of our total sales in 2009, 2008 and 2007.

Approximately 18 percent of total 2009 sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Canada, Asia and Latin America. Foreign manufactured products and systems and performance of services comprised approximately 15 percent of total 2009 Aerospace sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Canada, Mexico and Asia.

Approximately 2 percent of total 2009 sales of Automation and Control Solutions products were exports of U.S. manufactured products. Foreign manufactured products and performance of services accounted for 57 percent of total 2009 Automation and Control Solutions sales. The principal manufacturing facilities outside the U.S. are in Europe with less significant operations in Asia and Canada.

Approximately 31 percent of total 2009 sales of Specialty Materials products and services were exports of U.S. manufactured products. Exports were principally made to Asia and Latin America. Foreign manufactured products and performance of services comprised 25 percent of total 2009 Specialty Materials sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

Exports of U.S. manufactured products comprised 1 percent of total 2009 sales of Transportation Systems products. Foreign manufactured products accounted for 68 percent of total 2009 sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Latin America.

Financial information including net sales and long-lived assets related to geographic areas is included in Note 24 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. Information regarding the economic, political, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Raw Materials

The principal raw materials used in our operations are generally readily available. We experienced no significant problems in the purchase of key raw materials and commodities in 2009. We are not dependent on any one supplier for a material amount of our raw materials, except related to phenol, a raw material used in our Specialty Materials segment. We purchase phenol under a supply agreement with one supplier.

The costs of certain key raw materials, including natural gas, benzene (the key component in phenol), ethylene, fluorspar and sulfur in our Specialty Materials business, steel, nickel, other metals and ethylene glycol in our Transportation Systems business, and nickel, titanium and other metals in our Aerospace business, are expected to remain volatile. In addition, in 2009 certain large long-term fixed supplier price agreements expired, primarily relating to components used by our Aerospace business, which in the aggregate, subjected us to higher volatility in certain component costs. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not anticipate that a shortage of raw materials will cause any material adverse impacts during 2010. See “Item 1A. Risk Factors” for further discussion.

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

We have registered trademarks for a number of our products and services, including Honeywell, Aclar, Ademco, Autolite, Bendix, Enovate, Fire-Lite, FRAM, Garrett, Hand Held, Holts, Jurid, Metrologic, MK, North, Notifier, Novar, Prestone, Redex, RMG, Simoniz, Spectra, System Sensor and UOP.

Research and Development

Our research activities are directed toward the discovery and development of new products, technologies and processes and the development of new uses for existing products. The Company has research and development activities in the U.S., Europe, India and China.

Research and development (R&D) expense totaled $1,330, $1,543 and $1,459 million in 2009, 2008 and 2007, respectively. The decrease in R&D expense in 2009 compared to 2008 of 14 percent was consistent with our 15 percent decrease in net sales. However, as a percentage of sales, R&D increased to 4.3 percent in 2009 compared to 4.2 percent in 2008. The increase as a percentage of sales was driven by lower sales, product, design and development costs in Automation and Control Solutions and Specialty Materials as well as expenditures on the development of turbocharging systems for new platforms, partially offset by lower R&D expense in Aerospace primarily due to major program completions. The increase in R&D expense in 2008 compared to 2007 of 6 percent was mainly due to additional product, design and development costs in Automation and Control Solutions, increased expenditures on the development of products for new aircraft platforms and increased expenditures on the development of turbocharging systems for new platforms. Customer-sponsored (principally the U.S. Government) R&D activities amounted to an additional $852, $903 and $881 million in 2009, 2008 and 2007, respectively.

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

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business or markets that it serves, nor on its results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

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

Employees

We have approximately 122,000 employees at December 31, 2009, of which approximately 54,000 were located in the United States.

Item 1A. Risk Factors

Cautionary Statement about Forward-Looking Statements

We have described many of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the overview of the Company and each of our segments and the discussion of their respective economic and other factors and areas of focus for 2010. These sections and other parts of this report (including this Item 1A) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

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

The operating results of our segments are impacted by general global industry and economic conditions that can cause changes in spending and capital investment patterns, demand for our products and services and the level of our manufacturing and shipping costs. The operating results of our Aerospace segment, which generated 35 percent of our consolidated revenues in 2009, are directly tied to cyclical industry and economic conditions, including global demand for air travel as reflected in new aircraft production, the deferral or cancellation of orders for new aircraft, delays in launch schedules for new aircraft platforms, the retirement of aircraft, global flying hours, and business and general aviation aircraft utilization rates, as well as changes in customer buying patterns with respect to aftermarket parts, supplier consolidation, factory transitions, capacity constraints, and the level and mix of U.S. Government appropriations for defense and space programs (as further discussed in other risk factors below). The challenging operating environment faced by the commercial airline industry is expected to continue and may be influenced by a wide variety of factors including global flying hours, aircraft fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns as well as changes in regulations. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our Aerospace aftermarket sales and margins. The operating results of our Automation and Control Solutions (ACS) segment, which generated 41 percent of our consolidated revenues in 2009, are impacted by the level of global residential and commercial construction (including retrofits and upgrades), capital spending and operating expenditures on building and process automation, industrial plant capacity utilization and expansion, inventory levels in distribution channels, and global economic growth rates. Specialty Materials’ operating results, which generated 13 percent of our consolidated revenues in 2009, are impacted by global economic growth rates, capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, and commodity demand volatility. Transportation Systems’ operating results, which generated 11 percent of our consolidated revenues in 2009, are impacted by global production and demand for automobiles and trucks equipped with turbochargers, and regulatory changes regarding automobile and truck emissions and fuel economy, delays in launch schedules for new automotive platforms, and consumer demand and spending for automotive aftermarket and car care products. The challenging operating environment faced by global automotive and truck manufacturers is expected to continue and may be influenced by a wide variety of factors, including access to and terms of government assistance, ability to reduce high inventory levels, ability to reduce operating costs, and the ability of consumers to obtain financing for new vehicle purchases. Each of the segments is impacted by volatility in raw material prices (as further described below) and non-material inflation.

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

Our manufacturing operations are also highly dependent upon the delivery of materials (including raw materials) by outside suppliers and their assembly of major components and subsystems used in our products in a timely manner and in full compliance with purchase order terms and conditions, quality standards, and applicable laws and regulations. In addition, many major components and product equipment items are procured or subcontracted on a single-source basis; in limited circumstances these suppliers are the sole source of the component or equipment. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. Our suppliers may fail to perform according to specifications as and when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. The supply chains for our businesses could also be disrupted by external events such as natural disasters, extreme weather events, pandemic health issues, terrorist actions, labor disputes, governmental actions and legislative or regulatory changes (e.g., product certification or stewardship requirements, sourcing restrictions, climate change or greenhouse gas emission standards, etc.). Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships. Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. In addition, because our businesses cannot always immediately adapt their cost structure to changing market conditions, our manufacturing capacity for certain products may at times exceed or fall short of our production requirements, which could adversely impact our operating costs, profitability and customer and supplier relationships.

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

We own or are licensed under a large number of U.S. and non-U.S. patents and patent applications, trademarks and copyrights. Our intellectual property rights may expire or be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses of third party proprietary intellectual property on commercially reasonable terms. In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can affect the scope or enforceability of our patents and other intellectual property rights. Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory and other risks of international operations.

Our international operations, including U.S. exports, comprise a growing proportion of our operating results. Our strategy calls for increasing sales to and operations in overseas markets, including developing markets such as Mexico, China, India, the Middle East and Eastern Europe. In 2009, 51 percent of our total sales (including products manufactured in the U.S. and in international locations) were outside of the U.S. including 28 percent in Europe and 11 percent in Asia. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes and trade restrictions), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

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

At December 31, 2009, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) and available for sale securities totaled approximately $17.5 billion and $0.1 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. An other than temporary decline in the market value of our available for sale securities may also result in an impairment charge. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareowners’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

A change in the level of U.S. Government defense and space funding or the mix of programs to which such funding is allocated could adversely impact sales of Aerospace’s defense and space-related product and services.

Sales of our defense and space-related products and services are largely dependent upon government budgets, particularly the U.S. defense budget. Sales as a prime contractor and subcontractor to the U.S. Department of Defense comprised approximately 32 and 11 percent of Aerospace and total sales, respectively, for the year ended December 31, 2009. Although U.S. defense spending increased in 2009 and is expected to increase again in 2010, we cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2011 and subsequent budgets ultimately approved by Congress, or be included in the scope of separate supplemental appropriations. We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift in defense or space spending to programs in which we do not participate and/or reductions in funding for or termination of existing programs could adversely impact our results of operations.

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

Our contracts with the U.S. Government are subject to audits. Like many other government contractors, we have received audit reports that recommend downward price adjustments to certain contracts or changes to certain accounting systems or controls to comply with various government regulations. We have made adjustments and paid voluntary refunds in appropriate cases and may do so in the future.

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

Our expenses include significant costs related to employee and retiree health benefits.

With approximately 122,000 employees, including approximately 54,000 in the U.S., our expenses relating to employee health and retiree health benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health-care costs, legislative or regulatory changes, and volatility in discount rates, as well as changes in other assumptions used to calculate retiree health benefit expenses, may adversely affect our financial position and results of operations.

Risks related to our defined benefit pension plans may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and pension contributions in future periods. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. For a discussion regarding the significant assumptions used to estimate pension expense, including discount rate and the expected long-term rate of return on plan assets, and how our financial statements can be affected by pension plan accounting policies, see “Critical Accounting Policies” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. In 2009, our tax expense represented 26.5 percent of our income before tax, and includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could effect the valuation of our deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

Volatility of credit markets or macro-economic factors could adversely affect our business.

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

Delays in our customers’ ability to obtain financing, or the unavailability of financing to our customers, could adversely affect our results of operations and cash flow. The inability of our suppliers to obtain financing could result in the need to transition to alternate suppliers, which could result in significant incremental cost and delay, as discussed above. Lastly, disruptions in the U.S. and global financial markets could impact the financial institutions with which we do business.

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

Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

Aerospace
Anniston, AL (leased) Glendale, AZ (leased) Phoenix, AZ Tempe, AZ Tucson, AZ Torrance, CA Clearwater, FL	South Bend, IN Olathe, KS Minneapolis, MN (partially leased) Plymouth, MN Rocky Mount, NC Albuquerque, NM Urbana, OH	Greer, SC Toronto, Canada Raunheim, Germany Penang, Malaysia Singapore (leased) Yeovil, UK (leased)
Automation and Control Solutions
Phoenix, AZ (leased) San Diego, CA (leased) Northford, CT Freeport, IL St. Charles, IL (leased) Golden Valley, MN	Skaneateles Falls, NY Suzhou, China Mosbach, Germany Neuss, Germany (leased) Schonaich, Germany (leased) Pune, India (leased)	Juarez, Mexico (partially leased) Tijuana, Mexico (leased) Emmen, Netherlands Newhouse, Scotland Chihuahua, Mexico

Specialty Materials
Mobile, AL Des Plaines, IL Metropolis, IL Baton Rouge, LA	Geismar, LA Shreveport, LA Pottsville, PA Orange, TX Chesterfield, VA	Colonial Heights, VA Hopewell, VA Spokane, WA Seelze, Germany
Transportation Systems
Shanghai, China Conde, France Glinde, Germany Waterford, Ireland	Atessa, Italy Kodama, Japan Ansan, Korea (leased)	Mexicali, Mexico (partially leased) Bucharest, Romania Barcelona, Spain

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The United States Environmental Protection Agency and the United States Department of Justice (“federal authorities”) are investigating whether the storage of certain sludges generated during uranium hexafluoride production at our Metropolis, Illinois facility has been in compliance with the requirements of the Resource Conservation and Recovery Act. The federal authorities have convened a grand jury in this matter. This storage issue was previously voluntarily disclosed to the Illinois Environmental Protection Agency, with whom Honeywell has been working to resolve the matter. The Company has met with the federal authorities and is cooperating fully with the investigation. Although the outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
David M. Cote (a), 57 2002	Chairman of the Board and Chief Executive Officer since July 2002.
Alexandre Ismail, 44 2009

President and Chief Executive Officer Transportation Systems since April 2009. President Turbo Technologies from November 2008 to April 2009. President Global Passengers Vehicles from August 2006 to November 2008. Vice President and General Manager Turbo Technologies EMEA & India from September 2003 to August 2006.

Roger Fradin, 56 2004	President and Chief Executive Officer Automation and Control Solutions since January 2004.
Timothy O. Mahoney, 53 2009

President and Chief Executive Officer Aerospace since September 2009. Vice President Aerospace Engineering and Technology and Chief Technology Officer from March 2007 to August 2009. President of Air Transport and Regional from July 2005 to March 2007. Vice President and General Manager Aviation Aftermarket Services from July 2004 to July 2005.

Andreas C. Kramvis, 57 2008	President and Chief Executive Officer Specialty Materials since March 2008. President of Environmental and Combustion Controls from September 2002 to February 2008.
David J. Anderson, 60 2003	Senior Vice President and Chief Financial Officer since June 2003.
Larry E. Kittelberger, 61 2001	Senior Vice President Technology and Operations since October 2006. Senior Vice President Administration and Chief Information Officer from August 2001 to October 2006.
Katherine L. Adams, 45 2009

Senior Vice President and General Counsel since April 2009. Vice President and General Counsel from September 2008 to April 2009. Vice President and General Counsel for Specialty Materials from February 2005 to September 2008.

Mark R. James, 48 2007

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

The number of record holders of our common stock at December 31, 2009 was 64,617.

Honeywell did not purchase any of its common stock, par value $1 per share, for the year ending December 31, 2009. Under the Company’s previously reported $3.0 billion share repurchase program, $1.3 billion remained available as of December 31, 2009 for additional share repurchases. The amount and timing of future repurchases may vary depending on market conditions and the level of operating and other investing activities.

Performance Graph

The following graph compares the five-year cumulative total return on our Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and a composite of Standard & Poor’s Aerospace and Defense and Industrial Conglomerates indices, on an equally weighted basis (the “Composite Index”). The selection and weighting of the Aerospace and Defense component of the Composite Index was deemed appropriate in light of the fact that Honeywell’s Aerospace segment has accounted for, on average, approximately 50% of our aggregate segment profit over the past three completed fiscal years. The selection and weighting of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell and their contribution to our overall segment profits. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2004 and that all dividends were reinvested.

HONEYWELL INTERNATIONAL INC.

Item 6. Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$30,908	$36,556	$34,589	$31,367	$27,652
Net income attributable to Honeywell	2,153	2,792	2,444	2,078	1,564
Per Common Share
Earnings from continuing operations:
Basic	2.86	3.79	3.20	2.53	1.85
Assuming dilution	2.85	3.76	3.16	2.51	1.84
Dividends	1.21	1.10	1.00	0.9075	0.825
Financial Position at Year-End
Property, plant and equipment—net	4,847	4,934	4,985	4,797	4,658
Total assets	36,004	35,490	33,805	30,941	31,633
Short-term debt	1,361	2,510	2,238	1,154	2,024
Long-term debt	6,246	5,865	5,419	3,909	3,082
Total debt	7,607	8,375	7,657	5,063	5,106
Shareowners’ equity(1)	8,954	7,269	9,293	9,777	10,806

(1)

For the year ended December 31, 2006 shareowners’ equity includes a reduction of $1,512 related to the adoption of revised accounting guidance for “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three years ended December 31, 2009. All references to Notes relate to Notes to the Financial Statements in “Item 8—Financial Statements and Supplementary Data”.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2009	2008	2007
	(Dollars in millions)
Net sales	$30,908	$36,556	$34,589
% change compared with prior year	(15)%	6%

The change in net sales in 2009 and 2008 is attributable to the following:

	2009 Versus 2008	2008 Versus 2007
Volume	(14)%	—%
Foreign Exchange	(2)	1
Acquisitions/Divestitures	1	3
Price	—	2

	(15)%	6%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2009	2008	2007
	(Dollars in millions)
Cost of products and services sold	$23,185	$27,994	$26,300
% change compared with prior period	(17)%	6%
Gross margin %	25.0%	23.4%	24.0%

Cost of products and services sold decreased by $4,809 million or 17 percent in 2009 compared with 2008. The decrease is primarily due to lower sales as a result of the factors discussed within the Review of Business Segments section of this MD&A, lower material costs, reduced labor costs (reflecting reduced census, work scheduled reductions, benefits from prior repositioning actions and lower incentive compensation), the positive impact of indirect cost savings initiatives across each of our Business Segments and lower repositioning charges.

Gross margin increased by 1.6 percent in 2009 compared with 2008 primarily due to increases of 2.9 and 0.6 percent, respectively in our Specialty Materials and Automation & Controls Solutions segments, as a result of the cost savings initiatives discussed above and lower repositioning charges, partially offset by lower margins in our Transportation Systems and Aerospace Solutions segments of 3.2 and 0.7 percent, respectively, due to lower sales partially offset by the impact of cost savings initiatives.

Cost of products and services sold increased by $1,694 million or 6 percent in 2008 compared with 2007. The increase is primarily due to higher sales as a result of the factors discussed within the Review of Business Segments section of this MD&A, acquisitions and higher repositioning charges, partially offset by lower pension and other post retirement benefits expense.

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

Selling, General and Administrative Expenses

	2009	2008	2007
	(Dollars in millions)
Selling, general and administrative expenses	$4,341	$5,033	$4,565
Percent of sales	14.0%	13.8%	13.2%

Selling general and administrative expenses (SG&A) as a percentage of sales increased by 0.2 of a percentage point in 2009 compared with 2008. The increase as a percentage of sales was driven by lower sales volumes, substantially offset by i) the positive impact of indirect cost savings initiatives across each of our Business Segments, ii) reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and iii) lower repositioning charges, resulting in decreased SG&A expense of $692 million.

SG&A as a percentage of sales increased by 0.6 of a percentage point in 2008 compared with 2007. The increase was primarily due to higher SG&A in our Automation and Control Solutions segment mainly due to acquisitions, partially offset by decreases in SG&A in our Specialty Materials and Aerospace segments mainly due to cost savings initiatives and the positive impact of prior repositioning actions.

Other (Income)/Expense

	2009	2008	2007
	(Dollars in millions)
Gain on sale of non-strategic businesses and assets	$(87)	$(635)	$(19)
Equity (income)/loss of affiliated companies	(26)	(63)	(10)
Interest income	(33)	(102)	(81)
Foreign exchange	45	52	34
Other (net)	46	—	7

Total	$(55)	$(748)	$(69)

Other income decreased by $693 million in 2009 compared to 2008 primarily due to i) a lower gain on sale of non-strategic businesses and assets due to the gain on the sale of our Consumables Solutions business in 2008 partially offset by a gain related to the deconsolidation of a subsidiary within our Automation and Control Solutions segment in 2009 (See Note 4 to the financial statements) and ii) lower interest income primarily due to lower interest rates on cash balances.

Other income increased by $679 million in 2008 compared to 2007 primarily due to a higher gain on sale of non-strategic businesses and assets representing the sale of our Consumables Solutions business and higher income from equity method investments (mainly in our Specialty Material segment).

Interest and Other Financial Charges

	2009	2008	2007
	(Dollars in millions)
Interest and other financial charges	$459	$456	$456
% change compared with prior year	1%	—%

Interest and other financial charges increased 1 percent in 2009 compared with 2008 due to lower debt balances offset by higher borrowing costs on term debt. Interest and other financial charges were flat in 2008 compared to 2007 due to higher debt balances offset by lower borrowing costs.

Tax Expense

	2009	2008	2007
	(Dollars in millions)
Tax expense	$789	$1,009	$877
Effective tax rate	26.5%	26.4%	26.3%

The effective tax rate increased by 0.1 of a percentage point in 2009 compared with 2008 due principally to a decreased impact from the settlement of audits, partially offset by increased benefits from (i) U.S. manufacturing incentives, (ii) U.S. tax credits and (iii) employee stock ownership plan dividends. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign rates.

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

In 2010, the effective tax could change based upon the Company’s operating results and the outcome of tax positions taken regarding previously filed tax returns currently under audit by various Federal, State and foreign tax authorities, several of which may be finalized in the foreseeable future. The Company believes that it has adequate reserves for these matters, the outcome of which could materially impact the results of operations and operating cash flows in the period they are resolved.

Net Income Attributable to Honeywell

	2009	2008	2007
	(Dollars in millions, except per share amounts)
Net income attributable to Honeywell	$2,153	$2,792	$2,444
Earnings per share of common stock—assuming dilution	$2.85	$3.76	$3.16

The decrease of $0.91 in earnings per share of common stock—assuming dilution in 2009 compared with 2008 primarily relates to a decrease in segment profit in each of our business segments, decreased Other (Income) Expense, as discussed above, and an increase in the number of shares outstanding partially offset by lower repositioning charges.

The increase of $0.60 in earnings per share of common stock—assuming dilution in 2008 compared with 2007 primarily relates to (i) the gain on sale of the Consumables Solutions business, (ii) lower pension and other post retirement expense, (iii) an increase in segment profit (most significantly in Automation and Control Solutions and Aerospace, partially offset by a decline in Transportation Systems segment profit) and (iv) a reduction in the number of shares outstanding due to share repurchases, partially offset by increased repositioning costs.

For further discussion of segment results, see “Review of Business Segments”.

BUSINESS OVERVIEW

This Business Overview provides a summary of Honeywell and its four reportable operating segments (Aerospace, Automation and Control Solutions, Specialty Materials and Transportation Systems), including their respective areas of focus for 2010 and the relevant economic and other factors impacting their results, and a discussion of each segment’s results for the three years ended December 31, 2009. Each of these segments is comprised of various product and service classes that serve multiple end markets. See Note 23 to the financial statements for further information on our reportable segments and our definition of segment profit.

Economic and Other Factors

In addition to the factors listed below with respect to each of our operating segments, our consolidated operating results are principally driven by:

•	Impact of global economic growth rates (U.S., Europe and emerging regions) and industry conditions on demand in our key end markets;

•	Overall sales mix, in particular the mix of Aerospace original equipment and aftermarket sales and the mix of Automation and Control Solutions (ACS) products and services sales;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The impact of the pension discount rate on pension expense and pension asset returns on funding requirements; and

•	The impact of changes in foreign currency exchange rate, particularly the U.S. dollar-Euro exchange rate.

Areas of Focus for 2010

The areas of focus for 2010, which are generally applicable to each of our operating segments, include:

•	Driving profitable growth by building innovative products that address customer needs;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion, especially focused on emerging regions in China, India and the Middle East;

•	Proactively managing raw material costs through formula and long term supply agreements, price increases and hedging activities, where feasible;

•

Driving cash flow conversion through effective working capital management and capital investment in our businesses, thereby enabling liquidity, repayment of debt, strategic acquisitions, and the ability to return value to shareholders;

•

Actively monitoring trends in short-cycle end markets, such as the Transportations Systems Turbo business, ACS Products businesses, Aerospace commercial aftermarket and Specialty Materials resins and chemicals, and continuing to take proactive cost actions;

•	Aligning and prioritizing investments in long-term growth vs. short-term demand volatility;

•	Driving productivity savings through execution of repositioning actions;

•	Maintaining reduced discretionary spending levels with focus on non-customer related costs;

•

Ensuring preparedness to maximize performance in response to the end of customer inventory de-stocking and/or improving end market conditions while controlling costs by proactively managing capacity utilization, supply chain and inventory demand;

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

•	Managing Corporate costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and our tax expense.

Review of Business Segments

	2009	2008	2007
	(Dollars in millions)
Net Sales
Aerospace	$10,763	$12,650	$12,236
Automation and Control Solutions	12,611	14,018	12,478
Specialty Materials	4,144	5,266	4,866
Transportation Systems	3,389	4,622	5,009
Corporate	1	—	—

	$30,908	$36,556	$34,589

Segment Profit
Aerospace	$1,893	$2,300	$2,197
Automation and Control Solutions	1,588	1,622	1,405
Specialty Materials	605	721	658
Transportation Systems	156	406	583
Corporate	(145)	(204)	(189)

	$4,097	$4,845	$4,654

A reconciliation of segment profit to income from continuing operations before taxes follows:

	2009	2008	2007
	(Dollars in millions)
Segment profit	$4,097	$4,845	$4,654
Other income (expense)(1)	29	685	69
Interest and other financial charges	(459)	(456)	(456)
Stock compensation expense(2),(3)	(118)	(128)	(65)
Pension and other postretirement benefits expense(2)	(93)	(113)	(322)
Repositioning and other charges(2)	(478)	(1,012)	(543)

Income from continuing operations before taxes	$2,978	$3,821	$3,337

(1)

Equity income/(loss) of affiliated companies was included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense) as presented above includes equity income of affiliated companies of $10 million for the year ended December 31, 2007.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(3)

Costs associated with restricted stock units (“RSU”) were excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $112 million for the year ended December 31, 2007. Stock option expense is included for all periods presented.

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

•	Level and mix of U.S. Government appropriations for defense and space programs and military activity; and

•	Availability and price volatility of raw materials such as titanium and other metals.

Results of Operations

	2009	2008	2007
	(Dollars in millions)
Net sales	$10,763	$12,650	$12,236
% change compared with prior year	(15)%	3%
Segment profit	$1,893	$2,300	$2,197
% change compared with prior year	(18)%	5%

Aerospace sales by major customer end-markets were as follows:

Customer End-Markets	% of Aerospace Sales			% Change in Sales
	2009	2008	2007	2009 Versus 2008	2008 Versus 2007
Commercial:
Air transport and regional original equipment	13%	14%	16%	(21)%	(6)%
Air transport and regional aftermarket	22	23	22	(16)	4
Business and general aviation original equipment	7	11	11	(51)	5
Business and general aviation aftermarket	8	10	10	(27)	6
Defense and Space	50	42	41	—	6

Total	100%	100%	100%	(15)%	3%

2009 compared with 2008

Aerospace sales decreased by 15 percent in 2009. Details regarding the decrease in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales decreased by 21 percent in 2009. The decrease is driven by lower sales to our OE customers, consistent with production rates and platform mix, and the impact of divesting our Consumables Solutions business, partially offset by a 12 percent increase in the fourth quarter of 2009 mainly due to the absence of a strike at a major OEM in the fourth quarter of 2008.

•

Air transport and regional aftermarket sales decreased by 16 percent in 2009 primarily due to decreased sales of spare parts and lower maintenance activity driven by the impact of higher parked aircraft part utilization, customer inventory reduction initiatives and decreased flying hours of approximately 2 percent, including a 1 percent increase in the fourth quarter. While we expect global flying hours to increase slightly in 2010, we expect aftermarket sales to remain soft in the first half of 2010 due to the continuation of inventory destocking and the rising number of parked aircraft.

•	Business and general aviation OE sales decreased by 51 percent in 2009 due to the decrease in new business jet deliveries reflecting rescheduling and cancellations of deliveries by OE customers.

•

Business and general aviation aftermarket sales decreased by 27 percent in 2009. The decrease was primarily due to decreased sales of spare parts and lower revenue associated with maintenance service agreements, consistent with the decrease in business jet utilization. We started to see an increase in business jet utilization rates in the fourth quarter of 2009 and expect stabilization at these levels.

•

Defense and space sales were essentially unchanged in 2009, primarily due to higher sales of logistics services and original equipment for military platforms in the first nine months of 2009 offset by program completions. Delays in defense and space programs could impact the timing of sales in this end- market over the course of 2010.

Aerospace segment profit decreased by 18 percent in 2009 compared to 2008 due primarily to lower sales as a result of the factors discussed above and inflation, partially offset by volume related material cost reductions and reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation), the positive impact of cost savings initiatives and increased prices.

2008 compared with 2007

Aerospace sales increased by 3 percent in 2008. Details regarding the net increase in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales decreased by 6 percent in 2008. The decrease was driven by the sale of our Consumables Solutions business, partially offset by increased deliveries to our air transport customers, notwithstanding a decrease in total aircraft production rates at major OEM’s mainly due to a strike at a major OEM, which was settled in the fourth quarter of 2008.

•

Air transport and regional aftermarket sales increased by 4 percent in 2008 primarily due to increased volume, the price of spare parts and aftermarket growth driven by flight hour growth. The growth rate in global flying hours slowed to 3 percent in 2008, including a 2 percent decline in the fourth quarter.

•

Business and general aviation OE sales increased by 5 percent in 2008 due to continued demand in the business jet end market as evidenced by an increase in new business jet deliveries, improved pricing and continued additions to the fractional ownership and charter fleets. In 2008, sales to this end- market primarily consisted of sales of Primus Epic integrated avionics systems and the TFE 731 and HTF 7000 engines.

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

Aerospace segment profit increased by 5 percent in 2008 compared to 2007 due primarily to increased prices, productivity and sales volume growth. These increases are partially offset by inflation, the Consumables Solutions divestiture and higher spending to support new platform growth.

2010 Areas of Focus

Aerospace’s primary areas of focus for 2010 include:

•	Focus on cost structure initiatives to maintain profitability in the face of challenging commercial aerospace conditions;

•	Aligning inventory, production and research and development with customer demand and production schedules;

•	Expanding sales and operations in international locations;

•	Pursuit of new defense and space platforms;

•	Continuing to design equipment that enhances the safety, performance and durability of aerospace and defense equipment, while reducing weight and operating costs;

•	Delivering world-class customer service and achieving cycle and lead time reduction to improve responsiveness to customer demand; and

•	Continued deployment of our common enterprise resource planning (ERP) system.

Automation and Control Solutions (ACS)

Overview

ACS provides innovative products and solutions that make homes, buildings, industrial sites and infrastructure more efficient, safe and comfortable. Our ACS products and services include controls for heating, cooling, indoor air quality, ventilation, humidification, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; personal protection equipment; access control; video surveillance; remote patient monitoring systems; products for automatic identification and data collection, installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive; and automation and control solutions for industrial plants, including advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings as well as equipment that controls, measures and analyzes natural gas production and transportation.

Economic and Other Factors

ACS’s operating results are principally driven by:

•	Global commercial construction (including retrofits and upgrades);

•	Demand for residential security and environmental control retrofits and upgrades;

•	Demand for energy efficient products and solutions;

•	Industrial production;

•	Government and public sector spending;

•	U.S. and European economic conditions;

•	Economic growth rates in developed (U.S. and Europe) and emerging markets;

•	The strength of capital and operating spending on process (including petrochemical and refining) and building automation;

•	Inventory levels in distribution channels; and

•	Changes to energy, fire, security, health care, safety and environmental concerns and regulations.

Results of Operations

	2009	2008	2007
	(Dollars in millions)
Net sales	$12,611	$14,018	$12,478
% change compared with prior year	(10)%	12%
Segment profit	$1,588	$1,622	$1,405
% change compared with prior year	(2)%	15%

2009 compared with 2008

ACS sales decreased by 10 percent in 2009 compared with 2008, primarily due to decreased sales volume (reflecting slower global economic growth) and an unfavorable impact of foreign exchange of 4 percent, partially offset by a 3 percent growth from acquisitions.

•

Sales in our Products businesses decreased by 11 percent, including (i) lower volumes of sales in each of our businesses (excluding the impact of acquisitions) and (ii) the unfavorable impact of foreign exchange. Softness in residential and industrial end-markets was partially offset by the positive impact of acquisitions, most significantly Norcross Safety Products.

•

Sales in our Solutions businesses decreased by 9 percent primarily due to the unfavorable impact of foreign exchange and volume decreases largely due to softening demand as a result of customer deferral of capital and operating expenditures. Orders decreased while backlog increased in 2009. Decreased orders are primarily due to the unfavorable impact of foreign exchange, softening demand (as noted above) and order timing and delays. Higher backlog is primarily due to longer duration projects. The impact of these factors was partially offset by the positive impact of acquisitions, most significantly the RMG Group.

ACS segment profit decreased by 2 percent in 2009 compared with 2008 principally due to the negative impact of lower sales as a result of the factors discussed above and inflation, partially offset by lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and the positive impact of indirect cost savings initiatives. In the fourth quarter of 2009 these factors more than offset the impact of lower sales described above resulting in a 5 percent increase in segment profit.

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

2010 Areas of Focus

ACS’s primary areas of focus for 2010 include:

•	Products and solutions for energy efficiency and asset management;

•	Extending technology leadership: lowest total installed cost and integrated product solutions;

•	Defending and extending our installed base through customer productivity and globalization;

•	Sustaining strong brand recognition through our brand and channel management;

•	Centralization and standardization of global software development capabilities;

•	Continuing to identify, execute and integrate acquisitions in or adjacent to the markets which we serve;

•	Continuing to establish and grow emerging markets presence and capability;

•	Continuing to invest in new product development and introductions; and

•	Continued deployment of our common ERP system.

Specialty Materials

Overview

Specialty Materials develops and manufactures high-purity, high-quality and high-performance chemicals and materials for applications in the refining, petrochemical, automotive, healthcare, agricultural, packaging, refrigeration, appliance, housing, semiconductor, wax and adhesives segments. Specialty Materials also provides process technology, products and services for the petroleum refining, gas processing technology, petrochemical and other industries. Specialty Materials’ product portfolio includes fluorocarbons, caprolactam, ammonium sulfate for fertilizer, specialty films, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, catalysts, and adsorbents.

Economic and Other Factors

Specialty Materials operating results are principally driven by:

•	Level and timing of capital spending and capacity and utilization rates in refining and petrochemical end markets;

•	Degree of pricing volatility in raw materials such as benzene (the key component in phenol), fluorspar, natural gas, ethylene and sulfur;

•	Impact of environmental and energy efficiency regulations;

•	Extent of change in order rates from global semiconductor customers;

•	Global demand for non-ozone depleting Hydro fluorocarbons (HFC’s);

•	Condition of the U.S. residential housing industry;

•	Global demand for commodities such as caprolactam and ammonium sulfate; and

•	Increasing demand for renewable energy and biofuels.

Results of Operations

	2009	2008	2007
	(Dollars in millions)
Net sales	$4,144	$5,266	$4,866
% change compared with prior year	(21)%	8%	5%
Segment profit	$605	$721	$658
% change compared with prior year	(16)%	10%	16%

2009 compared with 2008

Specialty Materials sales decreased by 21 percent in 2009 compared to 2008 primarily driven by (i) a 32 percent decrease in Resins and Chemicals sales due to substantial price declines arising from pass through of lower raw materials costs, partially offset by increased volume (most notably in the fourth quarter), (ii) a 19 percent decrease in UOP sales due to customer deferrals of projects as a result of reduced demand for additional capacity in the refining and petrochemical industries as well as lower catalyst sales, (iii) a 22 percent decrease in Specialty Products sales most significantly due to continued demand softness across key customer end-markets, and (iv) an 11 percent decrease in Fluorine Products sales due to lower volume sales of refrigerants and insulating materials principally driven by customer inventory reduction initiatives and soft construction and original equipment manufacturing end markets, partially offset by price increases.

Specialty Materials segment profit decreased by 16 percent in 2009 compared with 2008. This decrease is principally due to lower sales as a result of the factors discussed above, partially offset by lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions and lower incentive compensation), the positive impact of indirect cost savings initiatives and increased prices. In the fourth quarter of 2009 these factors more than offset the impact of lower sales described above resulting in a 56 percent increase in segment profit.

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

2010 Areas of Focus

Specialty Materials primary areas of focus for 2010 include:

•	Continue to develop new processes, products and technologies that address energy efficiency, renewable energy sources, global warming, security regulations and position the portfolio for higher value;

•	Commercialize new products and technologies in the petrochemical, gas processing and refining industries;

•	Drive sales and marketing excellence and expand local presence in fast growing emerging markets;

•	Execution of awarded government stimulus projects and pursuit of additional projects;

•	Manage exposure to raw material commodity fluctuations; and

•	Prioritize critical investment to increase plant reliability and attainment, productivity, quality and operational excellence.

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

Economic and Other Factors

Transportation Systems operating results are principally driven by:

•	Financial strength and stability of automotive OE manufacturers;

•	Global demand for automobile and truck production;

•	Turbo penetration rates for new engine platforms;

•	Global consumer preferences for boosted diesel passenger cars;

•	Degree of volatility in raw material prices, including nickel and steel;

•	New automobile production rates and the impact of customer inventory levels on demand for our products;

•	Automotive aftermarket trends such as consumer confidence, miles driven, and consumer preference for branded vs. private label aftermarket and car care products;

•	Regulations mandating lower emissions and improved fuel economy; and

•	Consumers’ ability to obtain financing for new vehicle purchases.

Results of Operations

	2009	2008	2007
	(Dollars in millions)
Net sales	$3,389	$4,622	$5,009
% change compared with prior year	(27)%	(8)%
Segment profit	$156	$406	$583
% change compared with prior year	(62)%	(30)%

2009 compared with 2008

Transportation Systems sales decreased by 27 percent in 2009 compared with 2008, primarily due to lower volumes (driven by the ongoing challenging global automotive industry conditions) and the negative impact of foreign exchange in the first nine months of 2009.

•

Turbo Technologies sales decreased by 34 percent primarily due to lower sales volumes to both our commercial and light vehicle engine manufacturing customers and the negative impact of foreign exchange. Diesel penetration rates in Western Europe declined in the first nine months of 2009 and there was a shift in consumer preference towards lower displacement engines. Full year 2009 sales decline was partially offset by a 22 percent sales increase during the fourth quarter primarily due to the positive impact of foreign exchange and higher sales volumes to our light vehicle engine manufacturing customers. We expect increased volumes to continue as we benefit from new platform launches scheduled in 2010.

•	CPG sales decreased by 8 percent primarily due to lower prices (primarily pass through of ethylene glycol cost decreases), lower volumes, and the negative impact of foreign exchange.

•	Friction Materials sales decreased by 24 percent primarily due to continued declines in sales volumes and the unfavorable impact of foreign exchange.

Transportation Systems segment profit decreased by 62 percent in 2009 compared with 2008 due principally to lower sales volume as a result of the factors discussed above partially offset by lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and the positive impact of indirect cost savings initiatives. In the fourth quarter of 2009 these factors and increased Turbo Technologies volumes resulted in a $66 million increase in Transportation Systems’ segment profit. We anticipate that new platform launches will translate into increased segment profit in 2010.

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

2010 Areas of Focus

Transportation Systems primary areas of focus in 2010 include:

•	Sustaining superior turbocharger technology through successful platform launches;

•	Maintaining the high quality of current products while executing new product introductions;

•	Increasing global penetration and share of diesel and gasoline turbocharger OEM demand;

•	Increasing plant productivity to address capacity challenges generated by volatility in product demand and OEM inventory levels;

•	Aligning cost structure with current economic outlook, and successful execution of repositioning actions;

•	Aligning development efforts and costs with new turbo platform launch schedules; and

•	Continuing global expansion and extension of established strong product brands in CPG.

Repositioning and Other Charges

See Note 3 to the financial statements for a discussion of repositioning and other charges incurred in 2009, 2008 and 2007. Our repositioning actions are expected to generate incremental pretax savings of approximately $300 million in 2010 compared with 2009 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute our repositioning actions were $200, $157 and $92 million in 2009, 2008 and 2007, respectively. Such expenditures for severance and other exit costs have been funded principally through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions are expected to approximate $225 million in 2010 and will be funded through operating cash flows.

The following tables provide details of the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Aerospace
Net repositioning charge	$31	$84	$37

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Automation and Control Solutions
Net repositioning charge	$70	$164	$127

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Specialty Materials
Net repositioning charge	$9	$37	$5
Business impairment charges	—	—	9
Probable and reasonably estimable environmental liabilities	—	5	—

	$9	$42	$14

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Transportation Systems
Net repositioning charge	$61	$103	$19
Asbestos related litigation charges, net of insurance	112	125	100
Probable and reasonably estimable environmental liabilities	—	4	—
Other	—	1	—

	$173	$233	$119

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Corporate
Net repositioning charge	$—	$36	$3
Asbestos related litigation charges, net of insurance	43	—	—
Probable and reasonably estimable environmental liabilities	145	456	225
Other	7	(3)	18

	$195	$489	$246

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$3,946	$3,791	$3,911
Investing activities	(1,133)	(2,023)	(1,782)
Financing activities	(2,152)	(1,370)	(1,574)
Effect of exchange rate changes on cash	75	(162)	50

Net increase in cash and cash equivalents	$736	$236	$605

2009 compared with 2008

Cash provided by operating activities increased by $155 million during 2009 compared with 2008 primarily due to a favorable impact from working capital of $577 million (primarily due to lower inventory), lower cash taxes of $449 million, and $155 million from the sale of long term receivables partially offset by decreased earnings, receipts from the sale of insurance receivables of $82 million in 2008 and higher repositioning payments of $43 million.

Cash used for investing activities decreased by $890 million during 2009 compared with 2008 primarily due to a $1,713 million decrease in cash paid for acquisitions (most significantly the acquisition of Norcross and Metrolgic in 2008) and a $275 million decrease in expenditures for property, plant, and equipment, partially offset by a $908 million decrease in proceeds from sales of businesses (most significantly the divestiture of Consumables Solutions in 2008).

Cash used for financing activities increased by $782 million during 2009 compared with 2008 primarily due to a net repayment of debt (including commercial paper) in 2009 of $1,272 million compared to net proceeds (including commercial paper) of $733 million in 2008, partially offset by a decrease in repurchases of common stock of $1,459 million.

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

Liquidity

Each of our businesses is focused on implementing strategies to improve working capital turnover in 2010 to increase operating cash flows. Considering the current economic environment in which each of our businesses operate and our business plans and strategies, including our focus on growth, cost reduction and productivity initiatives, we believe that our cash balances and operating cash flows will remain our principal source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets, as well as our ability to sell trade accounts receivables.

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing potential acquisitions. There was $298 million of commercial paper outstanding at December 31, 2009.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2009, Standard and Poor’s (S&P) Fitch and Moody’s have ratings on our long-term debt of A and A and A2 respectively, and short-term debt of A-1, F1 and P1 respectively. S&P and Moody’s have maintained Honeywell’s ratings outlook as “stable”. Fitch’s rating outlook is “negative”. In 2010, we will support our credit rating through debt repayments. To date, the company has not experienced any limitations in our ability to access these sources of liquidity. We maintain $2.8 billion of committed bank revolving credit facilities in support of our commercial paper program, which is secured through mid-May 2012.

In May 2007 Honeywell entered into a $2.8 billion Amended and Restated Five-Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregated amount not to exceed $3.5 billion. This credit facility contains a $700 million sub-limit for the issuance of letters of credit. The Credit Agreement is maintained for general corporate purposes, including support for the issuance of commercial paper, At December 31, 2009, there were no borrowings or letters of credit issued under the credit facility. The Credit Agreement does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants.

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

In August 2009, the Company completed the acquisition of the RMG Group (RMG Regel + Messtechnik GmbH), a natural gas measuring and control products, services and integrated solutions company which will be integrated into our Automation and Control Solutions segment. The purchase price, net of cash acquired, was approximately $416 million and was funded using available cash.

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

We sell interests in designated pools of trade accounts receivables to third parties. In April 2009, we modified the terms of the trade accounts receivable program to permit the repurchase of receivables from the third parties at our discretion. This modification provides additional flexibility in the management of the receivable portfolio and also requires the receivables in the program to remain on the Company balance sheet. As a result, $500 million of program receivables were reflected as Accounts, notes and other receivables with a corresponding amount recorded as Short-term borrowings in the Consolidated Balance Sheet. These short-term borrowings were repaid as of December 31, 2009.

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

Specifically, we expect our primary cash requirements in 2010 to be as follows:

•

Capital expenditures—we expect to spend approximately $700 million for capital expenditures in 2010 primarily for cost reduction, maintenance, replacement, growth, and production and capacity expansion.

•	Debt repayments—there are $1,018 million of scheduled long-term debt maturities in 2010. We expect to refinance these maturities during 2010 utilizing short-term debt and reduce overall debt balances.

•

Share repurchases—Under the Company’s previously announced $3.0 billion share repurchase program, $1.3 billion remained available as of December 31, 2009 for additional share repurchases. The amount and timing of repurchases may vary depending on market conditions and the level of operating and other investing activities. We do not anticipate any share repurchases during 2010.

•	Dividends—we expect to pay approximately $940 million in dividends on our common stock in 2010, reflecting a 4 percent increase in the number of shares outstanding.

•

Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $654 and $62 million, respectively, in 2010. See Asbestos Matters in Note 21 to the financial statements for further discussion.

•

Pension contributions—In 2010, we are not required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements. However, we presently anticipate making voluntary contributions of approximately $400 million of Honeywell common stock to the U.S. plan in 2010 to improve the funded status of our plans. We also expect to make contributions to our non-U.S. plans of approximately $150 million in 2010. See Note 22 to the financial statements for further discussion of pension contributions.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute the previously announced repositioning actions will approximate $225 million in 2010.

•

Environmental remediation costs—we expect to spend approximately $285 million in 2010 for remedial response and voluntary clean-up costs. See Environmental Matters in Note 21 to the financial statements for additional information.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2008 we realized $909 million in cash proceeds from sales of non-strategic businesses.

In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (“B/E”) for $1.05 billion, consisting of approximately $901 million in cash and six million shares of B/E common stock. As discussed in Note 3 to the financial statements, this transaction resulted in a pre- tax gain of $623 million, $417 million net of tax. These proceeds, along with our other sources and uses of liquidity, as discussed above, were utilized to invest in our existing core businesses and fund acquisition activity, share repurchases and dividends.

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

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2009:

	Total(6)	Payments by Period			Thereafter
		2010	2011- 2012	2013- 2014
	(Dollars in millions)
Long-term debt, including capitalized leases(1)	$7,264	$1,018	$926	$1,211	$4,109
Interest payments on long-term debt, including capitalized leases	3,140	297	489	374	1,980
Minimum operating lease payments	1,213	313	419	225	256
Purchase obligations(2)	1,595	806	481	211	97
Estimated environmental liability payments(3)	779	285	290	160	44
Asbestos related liability payments(4)	1,694	654	563	266	211
Asbestos insurance recoveries(5)	(1,003)	(62)	(113)	(100)	(728)

	$14,682	$3,311	$3,056	$2,344	$5,971

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)

The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2009. See Environmental Matters in Note 21 to the financial statements for additional information.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2009. NARCO estimated payments are based on the terms and conditions, including evidentiary requirements, specified in the definitive agreements or agreements in principle and pursuant to Trust Distribution Procedures. Bendix payments are based on our estimate of pending and future claims. Projecting future events is subject to many uncertainties that could cause asbestos liabilities to be higher or lower than those projected and recorded. See Asbestos Matters in Note 21 to the financial statements for additional information.

(5)

These amounts represent probable insurance recoveries through 2018 based on our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2009. See Asbestos Matters in Note 21 to the financial statements for additional information.

(6)	The table excludes $720 million of uncertain tax positions. See Note 6 to the financial statements.

The table also excludes our pension and other postretirement benefits (OPEB) obligations. During 2010, we plan to make additional voluntary contributions of Honeywell common stock to our U.S. plans to improve the funded status of our plans. We also expect to make contributions to our non-U.S. plans of approximately $150 million in 2010. Beyond 2010, minimum statutory funding requirements for our U.S. pension plans may become significant. However, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. We expect our OPEB payments to approximate $200 million in 2010 net of the benefit of approximately $14 million from the Medicare prescription subsidy. See Note 22 to the financial statements for further discussion of our pension and OPEB plans.

Off-Balance Sheet Arrangements

Following is a summary of our off-balance sheet arrangements:

Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2009:

Maximum Potential Future Payments
(Dollars in millions)
Operating lease residual values	$35
Other third parties’ financing	4
Unconsolidated affiliates’ financing	30
Customer financing	16

$85

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

Retained Interests in Factored Pools of Trade Accounts Receivables—As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. The sold receivables ($500 million at December 31, 2008) are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The over-collateralization provides credit support to the purchasers of the receivable interest by limiting their losses in the event that a portion of the receivables sold becomes uncollectible. In April 2009, we modified the terms of the trade accounts receivable program to permit the repurchase of receivables from the third parties at our discretion. This modification provides additional flexibility in the management of the receivable portfolio and also requires the receivables in the program to remain on the Company balance sheet. As a result, $500 million of program receivables were reflected as Accounts, notes and other receivables with a corresponding amount recorded as Short-term borrowings in the Consolidated Balance Sheet. These short-term borrowings were repaid as of December 31, 2009.

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

With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly, with other potentially responsible parties, to determine the feasibility of various remedial techniques to address environmental matters. It is our policy (see Note 1 to the financial statements) to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreements with other parties.

Remedial response and voluntary cleanup payments were $318, $320 and $267 million in 2009, 2008 and 2007, respectively, and are currently estimated to be approximately $285 million in 2010. We expect to fund such expenditures from operating cash flow.

Remedial response and voluntary cleanup costs charged against pretax earnings were $151, $466 and $230 million in 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the recorded liabilities for environmental matters was $779 and $946 million, respectively. In addition, in 2009 and 2008 we incurred operating costs for ongoing businesses of approximately $73 and $69 million, respectively, relating to compliance with environmental regulations.

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

We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk from changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, and Singapore dollar.

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

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent weakening of the U.S. dollar versus local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2009 and 2008.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) In Fair Value
	(Dollars in millions)
December 31, 2009
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(7,264)	$(7,262)	$(7,677)	$(421)
Interest rate swap agreements	600	(2)	(2)	(23)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	2,959	8	8	79
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	52	4	4	(10)
December 31, 2008
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$(6,888)	$(6,888)	$(7,082)	$(354)
Interest rate swap agreements	—	—	—	—
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	3,030	(27)	(27)	126
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	8	(4)	(4)	(1)

(1)	Asset or (liability).

(2)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

(3)	Changes in the fair value of forward commodity contracts are offset by changes in the cash flows of underlying hedged commodity transactions.

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

We have discussed the selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors and our Independent Registered Public Accountants. New accounting standards effective in 2009 which had a material impact on our consolidated financial statements are described in the Recent Accounting Pronouncements section in Note 1 to the financial statements.

Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities. These contingencies primarily relate to product liabilities (including asbestos), contractual matters, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. For a discussion of our contingencies related to environmental, asbestos and other matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Notes 1 and 21 to the financial statements.

Asbestos Related Contingencies and Insurance Recoveries—We are a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrued for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21 to the financial statements. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. We also accrue for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. We value Bendix pending and future claims using the average resolution values for the previous four years. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21 to the financial statements. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers. At December 31, 2009, we have recorded insurance receivables of $831 million that can be specifically allocated to NARCO related asbestos liabilities. We also have $1.9 billion in coverage remaining for Bendix related asbestos liabilities although there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods and insurance settlements. Our insurance is with both the domestic insurance market and the London excess market. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries. See Note 21 to the financial statements for a discussion of management’s judgments applied in the recognition and measurement of insurance recoveries for asbestos related liabilities.

Defined Benefit Pension Plans—We maintain defined benefit pension plans covering a majority of our employees and retirees. For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. We determine the expected long-term rate of return on plan assets utilizing historic and expected plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations (see Note 22 to the financial statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. Further information on all our major actuarial assumption is included in Note 22 to the financial statements.

The key assumptions used in developing our 2009, 2008 and 2007 net periodic pension expense for our U.S. plans included the following:

	2009	2008	2007
Discount rate	6.95%	6.50%	6.00%
Assets:
Expected rate of return	9%	9%	9%
Actual rate of return	20%	(29%)	9%
Actual 10 year average annual compounded rate of return	4%	4%	9%

The discount rate can be volatile from year to year because it is determined based upon prevailing interest rates as of the measurement date. We will use a 5.75 percent discount rate in 2010, reflecting the decrease in the market interest rate environment since December 31, 2008. We plan to continue to use an expected rate of return on plan assets of 9 percent for 2010 as this is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The net losses for our pension plans were $7.6 billion at December

31, 2009 compared with $6.0 billion at December 31, 2008. This increase of $1.6 billion is due primarily to lower discount rates in our plans partially offset by asset gains due to the performance of the equity markets in 2009. The net losses at December 31, 2009 principally result from lower discount rates in 2009 and actual plan asset returns below expected rates of return in 2008. As discussed in detail in Note 22 to the financial statements such losses have been recognized as a component of other comprehensive income (loss), net of tax. In the future we will continue to systematically recognize such net losses in net periodic pension expense. We use the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period. Further, net losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) are recognized over a six-year period.

Changes in net periodic pension expense may occur in the future due to changes in our expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our U.S. pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $50 million	Increase $350 million
0.25 percentage point increase in discount rate	Decrease $50 million	Decrease $350 million
0.25 percentage point decrease in expected rate of return on assets	Increase $27 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $27 million	—

Net periodic pension expense for our pension plans is expected to be approximately $820 million in 2010, a $712 million increase from 2009 due principally to an increase in the amortization of net losses in our U.S. plans. The increase in the amortization of net losses results principally from asset losses due to the poor performance of the equity markets in 2008.

In 2009, 2008 and 2007 we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans. However, we made voluntary contributions of $740, $242 and $42 million to our U.S. pension plans in 2009, 2008 and 2007, respectively, primarily to improve the funded status of our plans which deteriorated during 2008 due to the significant asset losses resulting from the poor performance of the equity markets. During 2010, we plan to make additional voluntary contributions of Honeywell common stock to our U.S. plans to improve the funded status of our plans. Beyond 2010, minimum statutory funding requirements for our U.S. pension plans may become significant. However, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations. We also expect to contribute approximately $150 to our non-U.S. defined benefit pension plans in 2010 to satisfy regulatory funding standards.

Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)—To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and definite-lived intangible assets. At December 31, 2009, the net carrying amount of these long-lived assets totaled $6.6 billion. The determination of useful lives (for depreciation/amortization purposes) and whether or not these assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors we consider in deciding when to perform an impairment review are as follows:

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

Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We endeavor to utilize the best information available to measure fair value, which is usually either market prices (if available), level 1 or level 2 in the fair value hierarchy or an estimate of the future discounted cash flow, level 3 of the fair value hierarchy. The key estimates in our discounted cash flow analysis include expected industry growth rates, our assumptions as to volume, selling prices and costs, and the discount rate selected. As described in more detail in Note 16 to the financial statements, we have recorded impairment charges related to long-lived assets of $28 and $78 million in 2009 and 2008, respectively, principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized.

Goodwill Impairment Testing—Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. Our Goodwill balance, $10.5 billion as of December 31, 2009, is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

We completed our annual impairment test as of March 31, 2009 and determined that there was no impairment as of that date. Given the significant changes in the business climate and decline in mid-range forecasts for certain of our reporting units we re-tested goodwill for impairment in the second half of 2009. No impairment was indicated by this interim test. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of our reporting units.

Income Taxes—Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Our provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which we operate. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.

As of December 31, 2009, we recognized a net deferred tax asset of $3,028 million, less a valuation allowance of $578 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Our net deferred tax asset of $3,028 million is comprised of $2,132 million related to U.S. operations and $896 million related to non-U.S. operations. The U.S. net deferred tax asset of $2,132 million is comprised of net deductible temporary differences, tax credit carryforwards and state tax net operating losses which we believe will more likely than not be realized through the generation of future taxable income in the U.S. and tax planning strategies. We maintain a valuation allowance of $8 million against such asset related to state net operating losses. The non-U.S. net deferred tax asset of $896 million is comprised principally of net operating and capital loss carryforwards, mainly in Germany, Luxembourg, Netherlands and the United Kingdom. We maintain a valuation allowance of $570 million against these deferred tax assets reflecting our historical experience and lower expectations of taxable income over the applicable carryforward periods. As more fully described in Note 6 to the financial statements, our valuation allowance increased by $133 million in 2009 and decreased by $45 million and $26 million in 2008 and 2007, respectively. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income in the period that such determination is made.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the authoritative guidance for uncertainty in income taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Sales Recognition on Long-Term Contracts—In 2009, we recognized approximately 15 percent of our total net sales using the percentage-of-completion method for long-term contracts in our Automation and Control Solutions, Aerospace and Specialty Materials segments. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

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

Item 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions, except per share amounts)
Product sales	$23,914	$29,212	$27,805
Service sales	6,994	7,344	6,784

Net sales	30,908	36,556	34,589

Costs, expenses and other
Cost of products sold	18,637	23,043	21,629
Cost of services sold	4,548	4,951	4,671

	23,185	27,994	26,300
Selling, general and administrative expenses	4,341	5,033	4,565
Other (income) expense	(55)	(748)	(69)
Interest and other financial charges	459	456	456

	27,930	32,735	31,252

Income from continuing operations before taxes	2,978	3,821	3,337
Tax expense	789	1,009	877

Net income	2,189	2,812	2,460
Less: Net income attributable to the noncontrolling interest	36	20	(16)

Net income attributable to Honeywell	$2,153	$2,792	$2,444

Earnings per share of common stock—basic	$2.86	$3.79	$3.20

Earnings per share of common stock—assuming dilution	$2.85	$3.76	$3.16

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,801	$2,065
Accounts, notes and other receivables	6,274	6,129
Inventories	3,446	3,848
Deferred income taxes	1,034	922
Other current assets	381	299

Total current assets	13,936	13,263
Investments and long-term receivables	579	670
Property, plant and equipment—net	4,847	4,934
Goodwill	10,494	10,185
Other intangible assets—net	2,174	2,267
Insurance recoveries for asbestos related liabilities	941	1,029
Deferred income taxes	2,017	2,135
Other assets	1,016	1,007

Total assets	$36,004	$35,490

LIABILITIES
Current liabilities:
Accounts payable	$3,633	$3,773
Short-term borrowings	45	56
Commercial paper	298	1,431
Current maturities of long-term debt	1,018	1,023
Accrued liabilities	6,153	6,006

Total current liabilities	11,147	12,289
Long-term debt	6,246	5,865
Deferred income taxes	542	698
Postretirement benefit obligations other than pensions	1,594	1,799
Asbestos related liabilities	1,040	1,538
Other liabilities	6,481	6,032
SHAREOWNERS’ EQUITY
Capital—common stock—Authorized 2,000,000,000 shares (Par value $1 per share):
—issued 957,599,900	958	958
—additional paid-in capital	3,823	3,994
Common stock held in treasury, at cost: 2009—193,390,602 shares; 2008—223,013,668 shares	(8,995)	(10,206)
Accumulated other comprehensive income (loss)	(4,429)	(3,809)
Retained earnings	17,487	16,250

Total Honeywell shareowners’ equity	8,844	7,187
Noncontrolling interest	110	82

Total shareowners’ equity	8,954	7,269

Total liabilities and shareowners’ equity	$36,004	$35,490

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$2,153	$2,792	$2,444
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	957	903	837
Gain on sale of non-strategic businesses and assets	(87)	(635)	(19)
Repositioning and other charges	478	1,012	543
Net payments for repositioning and other charges	(658)	(446)	(504)
Pension and other postretirement expense	93	113	322
Pension and other postretirement payments	(189)	(214)	(300)
Stock compensation expense	118	128	112
Deferred income taxes	371	115	332
Excess tax benefits from share based payment arrangements	(1)	(21)	(86)
Other	261	81	133
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	344	392	(467)
Inventories	479	(161)	(183)
Other current assets	(31)	25	17
Accounts payable	(167)	(152)	397
Accrued liabilities	(175)	(141)	333

Net cash provided by operating activities	3,946	3,791	3,911

Cash flows from investing activities:
Expenditures for property, plant and equipment	(609)	(884)	(767)
Proceeds from disposals of property, plant and equipment	31	53	98
Increase in investments	(24)	(6)	(20)
Decrease in investments	1	18	6
Cash paid for acquisitions, net of cash acquired	(468)	(2,181)	(1,150)
Proceeds from sales of businesses, net of fees paid	1	909	51
Other	(65)	68	—

Net cash used for investing activities	(1,133)	(2,023)	(1,782)

Cash flows from financing activities:
Net (decrease)/increase in commercial paper	(1,133)	(325)	1,078
Net decrease in short-term borrowings	(521)	(1)	(3)
Payments of debt assumed with acquisitions	—	—	(40)
Proceeds from issuance of common stock	37	146	603
Proceeds from issuance of long-term debt	1,488	1,487	1,885
Payments of long-term debt	(1,106)	(428)	(430)
Excess tax benefits from share based payment arrangements	1	21	86
Repurchases of common stock	—	(1,459)	(3,986)
Cash dividends paid	(918)	(811)	(767)

Net cash used for financing activities	(2,152)	(1,370)	(1,574)

Effect of foreign exchange rate changes on cash and cash equivalents	75	(162)	50

Net increase in cash and cash equivalents	736	236	605
Cash and cash equivalents at beginning of period	2,065	1,829	1,224

Cash and cash equivalents at end of period	$2,801	$2,065	$1,829

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2009		2008		2007
	Shares	$	Shares	$	Shares	$
	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		3,994		4,014		3,845
Issued for employee savings and option plans		(99)		(56)		54
Contributed to pension plans		(190)		(90)		—
Stock-based compensation expense		118		128		112
Other owner changes		—		(2)		3

Ending balance		3,823		3,994		4,014

Treasury stock
Beginning balance	(223.0)	(10,206)	(211.0)	(9,479)	(157.0)	(6,339)
Reacquired stock or repurchases of common stock	—	—	(27.4)	(1,459)	(74.2)	(3,987)
Issued for employee savings and option plans	6.6	281	9.0	427	20.0	837
Contributed to pension plans	23.0	930	6.1	290	—	—
Other owner changes	—	—	0.3	15	0.2	10

Ending balance	(193.4)	(8,995)	(223.0)	(10,206)	(211.0)	(9,479)

Retained earnings
Beginning balance		16,250		14,273		12,563
Net income attributable to Honeywell		2,153		2,792		2,444
Dividends paid on common stock		(916)		(815)		(767)
Uncertain tax positions		—		—		33

Ending balance		17,487		16,250		14,273

Accumulated other comprehensive income (loss)
Beginning balance		(3,809)		(544)		(1,307)
Foreign exchange translation adjustment		259		(614)		248
Pensions and other post retirement benefit adjustments		(1,021)		(2,576)		518
Changes in fair value of available for sale investments		112		(51)		—
Changes in fair value of effective cash flow hedges		30		(24)		(3)

Ending balance		(4,429)		(3,809)		(544)

Total Shareowners Equity Shares	764.2	8,844	734.6	7,187	746.6	9,222

Non controlling interest
Beginning Balance		82		71		57
Acquisitions		5		4		—
Interest sold (bought)		—		(3)		—
Comprehensive income attributable to non controlling interest		36		20		16
Foreign exchange translation adjustment		(1)		(2)		—
Dividends paid		(9)		(7)		—
Other owner changes		(3)		(1)		(2)

Ending balance		110		82		71

Total shareowners equity	764.2	8,954	734.6	7,269	746.6	9,293

Comprehensive income
Net income		2,189		2,812		2,460
Foreign exchange translation adjustment		259		(614)		248
Pensions and other post retirement benefit adjustments		(1,021)		(2,576)		518
Changes in fair value of available for sale investments		112		(51)		—
Changes in fair value of effective cash flow hedges		30		(24)		(3)

Total comprehensive income		1,569		(453)		3,223
Comprehensive income attributable to non controlling interest		(36)		(20)		(16)

Comprehensive income (loss) attributable to Honeywell		1,533		(473)		3,207

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

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 2 to 16 years for machinery and equipment. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. See Note 11 and Note 17 for additional details.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2009 and determined that there was no impairment as of that date. See Note 12 for additional details on goodwill balances.

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

Asbestos Related Contingencies and Insurance Recoveries—Honeywell is a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrue for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

2018. Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. We also accrue for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. We value Bendix pending and future claims using average resolution values for the previous four years. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

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

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,330, $1,543 and $1,459 million in 2009, 2008 and 2007, respectively.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 20, include non-qualified stock options and restricted stock units (RSUs). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expense in our Consolidated Statement of Operations. Forfeitures are required to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on our historical rates of forfeiture.

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

Transfers of Financial Instruments—Sales, transfers and securitization of financial instruments are accounted for under authoritative guidance for the transfers and servicing of financial assets and extinguishments of liabilities. We sell interests in designated pools of trade accounts receivables to third parties. The receivables are removed from the Consolidated Balance Sheet at the time they are sold. The value assigned to our subordinated interests and undivided interests retained in trade receivables sold is based on the relative fair values of the interests retained and sold. The carrying value of the retained interests approximates fair value due to the short-term nature of the collection period for the receivables.

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

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the authoritative guidance for uncertainty in income taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

In June 2006, the Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes, which establishes a single model to address accounting for uncertain tax positions. The guidance clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we reduced our existing reserves for uncertain tax positions by $33 million, largely related to a reduction in state income tax matters, partially offset by a net increase for federal and international tax reserves.

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

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements. This guidance establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. It is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, a FASB staff position removed leasing transactions from the scope of the new fair value guidance. Also in February 2008, the FASB issued authoritative guidance deferring the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation did not have a material impact on our consolidated financial position and results of operations.

The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations. See Note 16 for additional fair value information and disclosure for financial and nonfinancial assets and liabilities.

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

In December 2007, the FASB issued new guidance on noncontrolling interests which establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The new guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Upon adoption of the new guidance on noncontrolling interest the Company reclassified $82 million and $71 million of noncontrolling interest from other liabilities to noncontrolling interest as a separate component of shareholders equity in our consolidated balance sheet as of December 31, 2008 and 2007, respectively and $20 million and $16 million of noncontrolling interest expense to net income attributable to noncontrolling interest in our statement of operations for the years ended December 31, 2008 and 2007, respectively. See statement of shareholders’ equity for additional disclosures regarding noncontrolling interest components of other comprehensive income. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. The Company has evaluated subsequent events through February 12, 2010, the date of issuance of our consolidated financial statements.

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

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company has elected to early adopt this guidance, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

Note 2—Acquisitions and Divestitures

We acquired businesses for an aggregate cost of $468, $2,181 and $1,190 million in 2009, 2008 and 2007, respectively. For all of our acquisitions the acquired businesses were recorded at their estimated fair values at the dates of acquisition. Significant acquisitions made in these years are discussed below.

In August 2009, the Company completed the acquisition of the RMG Group (RMG Regel + Messtechnik GmbH), a natural gas measuring and control products, services and integrated solutions company, for a purchase price of approximately $416 million, net of cash acquired. The purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned $174 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $225 million), was recorded as goodwill. This goodwill is non- deductible for tax purposes. This acquisition was accounted for by the acquisition method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2009 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. As of December 31, 2009, the purchase accounting for the RMG Group is still subject to adjustment primarily for useful lives of intangible assets, amounts allocated to intangible assets and goodwill, and for certain pre- acquisition contingencies.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Accounts and other receivables	$102
Inventories	118
Other current assets	28
Property, plant and equipment	65
Intangible assets	702
Other assets and deferred charges	3
Accounts payable	(27)
Accrued liabilities	(74)
Deferred income taxes	(274)
Other long-term liabilities	(26)

Net assets acquired	617
Goodwill	604

Purchase price	$1,221

The Company has assigned $702 million to intangible assets, predominantly customer relationships, trade names, and technology. These intangibles assets are being amortized over their estimated lives using straight line and accelerated amortization methods. The value assigned to the trade names of approximately $257 million is classified as an indefinite lived intangible. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $604 million) was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2008 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (B/E) for $1.05 billion, consisting of approximately $901 million in cash and six million shares of B/E common stock. In connection with the completion of the sale, the Company and B/E entered into, among other things, exclusive supply and license agreements and a stockholder agreement. Because of the extent of the Company’s cash flows associated with the supply and license agreements, the Consumables Solutions business is not classified as discontinued operations. The provisions of the license and supply agreements were determined to be at-market. As such, we have not allocated any portion of the proceeds to these agreements. The pre-tax gain of $623 million was classified as Other (Income)/Expense in our Statement of Operations. The gain on sale was approximately $417 million net of tax. The sale of the Consumables Solutions business, within the Aerospace segment, is consistent with the Company’s strategic focus on core product areas utilizing advanced technologies.

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

In connection with all acquisitions in 2009, 2008 and 2007, the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material.

The pro forma results for 2009, 2008 and 2007, assuming these acquisitions had been made at the beginning of the year, would not be materially different from consolidated reported results.

Note 3—Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2009	2008	2007
Severance	$206	$333	$186
Asset impairments	8	78	14
Exit costs	10	33	9
Reserve adjustments	(53)	(20)	(18)

Total net repositioning charge	171	424	191
Asbestos related litigation charges, net of insurance	155	125	100
Probable and reasonably estimable environmental liabilities	145	465	225
Business impairment charges	—	—	9
Other	7	(2)	18

Total net repositioning and other charges	$478	$1,012	$543

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification.

	Years Ended December 31,
	2009	2008	2007
Cost of products and services sold	$411	$908	$495
Selling, general and administrative expenses	67	104	48

	$478	$1,012	$543

The following table summarizes the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2009	2008	2007
Aerospace	$31	$84	$37
Automation and Control Solutions	70	164	127
Specialty Materials	9	42	14
Transportation Systems	173	233	119
Corporate	195	489	246

	$478	$1,012	$543

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

In 2009, we recognized repositioning charges totaling $224 million primarily for severance costs related to workforce reductions of 4,423 manufacturing and administrative positions mainly in our Automation and Control Solutions, Transportation Systems and Aerospace segments. The workforce reductions were primarily related to the adverse market conditions experienced by many of our businesses, cost savings actions taken in connection with our ongoing functional transformation initiative, the planned downsizing or shutdown of certain manufacturing facilities, and organizational realignments of portions of our Aerospace and Transportation Systems segments. Also, $53 million of previously established accruals, primarily for severance at our Automation and Control Solutions, Aerospace, and Transportation Systems segments, were returned to income in 2009 due to fewer employee separations than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

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

The following table summarizes the status of our total repositioning reserves.

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2006	$118	$—	$9	$127
2007 charges	186	14	9	209
2007 usage	(85)	(14)	(7)	(106)
Adjustments	(18)	—	—	(18)

Balance at December 31, 2007	201	—	11	212

2008 charges	333	78	33	444
2008 usage	(149)	(78)	(8)	(235)
Adjustments	(20)	—	—	(20)

Balance at December 31, 2008	365	—	36	401

2009 charges	206	8	10	224
2009 usage	(193)	(8)	(7)	(208)
Adjustments	(51)	—	(2)	(53)
Divestitures(1)	(24)	—	—	(24)

Balance at December 31, 2009	$303	$—	$37	$340

(1)	relates to businesses divested during 2009 included in Gain on Sale of Non-Strategic Businesses and Assets see Note 4, Other (Income) Expense.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which, will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs principally includes product recertification and requalification and employee training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2008 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the 2009 repositioning actions which we were not able to recognize at the time the actions were initiated were not significant.

	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$96	$27	$6	$129
Costs incurred year ended December 31, 2008	(12)	—	(1)	(13)
Costs incurred year ended December 31, 2009	(44)	(1)	(2)	(47)

Remaining exit and disposal costs at December 31, 2009	$40	$26	$3	$69

In 2009, we recognized a charge of $145 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $155 million. Environmental and Asbestos Matters are discussed in detail in Note 21.

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

We also recognized asbestos related litigation charges, net of insurance, of $125 million.

In 2007, we recognized a charge of $225 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $100 million. We recognized other charges of $18 million for a business sales tax related to a prior divestiture ($8 million) and for contemplated settlements of certain legal matters ($10 million). We also recognized impairment charges of $9 million related to the write-down of property, plant and equipment held for sale in our Specialty Materials segment.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 4—Other (Income)/Expense

	Years Ended December 31,
	2009	2008	2007
Gain on sale of non-strategic businesses and assets	$(87)	$(635)	$(19)
Equity (income)/loss of affiliated companies	(26)	(63)	(10)
Interest income	(33)	(102)	(81)
Foreign exchange	45	52	34
Other (net)	46	0	7

	$(55)	$(748)	$(69)

Gain on sale of non-strategic businesses and assets for 2009 includes a $50 million pre-tax gain, $42 million net of tax, related to the deconsolidation of a subsidiary within our Automation and Control Solutions segment. The subsidiary achieved contractual milestones at December 31, 2009 and as a result, we are no longer the primary beneficiary, resulting in deconsolidation. We continue to hold a non-controlling interest which was recorded at its estimated fair value of $67 million upon deconsolidation. The fair value was estimated using a combination of a market and income approaches utilizing observable market data for comparable businesses and discounted cash flow modeling. Our non-controlling interest, classified within Investments and long-term receivables on our Balance Sheet will be accounted for under the equity method on a prospective basis.

Other (net) for 2009 includes an other-than-temporary impairment charge of $62 million recognized in the second quarter of 2009. See Note 16, Financial Instruments and Fair Value Measures for further details.

Gain on sale of non-strategic businesses and assets for 2008 includes a $623 million pre-tax gain related to the sale of our Consumables Solutions business. See Note 2 for further details.

Note 5—Interest and Other Financial Charges

	Years Ended December 31,
	2009	2008	2007
Total interest and other financial charges	$474	$482	$478
Less—capitalized interest	(15)	(26)	(22)

	$459	$456	$456

The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2009 and 2008 was 1.47 percent and 1.63 percent, respectively.

Note 6—Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2009	2008	2007
United States	$1,744	$2,003	$2,084
Foreign	1,234	1,818	1,253

	$2,978	$3,821	$3,337

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Tax expense

	Years Ended December 31,
	2009	2008	2007
United States	$528	$696	$542
Foreign	261	313	335

	$789	$1,009	$877

	Years Ended December 31,
	2009	2008	2007
Tax expense consist of:
Current:
United States	$(27)	$493	$249
State	21	70	64
Foreign	424	331	232

	418	894	545

Deferred:
United States	484	106	225
State	50	26	4
Foreign	(163)	(17)	103

	371	115	332

	$789	$1,009	$877

	Years Ended December 31,
	2009	2008	2007
The U.S. statutory federal income tax rate is reconciled to our effective income tax rate as follows:
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Taxes on foreign earnings below U.S. tax rate(1)	(6.2)	(6.5)	(4.7)
State income taxes(1)	1.7	1.8	.9
Manufacturing incentives	(1.0)	(.7)	(.8)
ESOP dividend tax benefit	(.8)	(.5)	(.5)
Tax credits	(1.2)	(1.0)	(.6)
Audit settlements	(.5)	(1.5)	(2.9)
All other items—net	(.5)	(.2)	(.1)

	26.5%	26.4%	26.3%

(1)	Net of changes in valuation allowance.

The effective tax rate increased by 0.1 of a percentage point in 2009 compared with 2008 due principally to a decreased impact from the settlement of audits, partially offset by increased benefits from (i) U.S. manufacturing incentives, (ii) U.S. tax credits and (iii) employee stock ownership plan (ESOP) dividends.

Deferred tax assets (liabilities)

Deferred income taxes represent the future tax effects of transactions which are reported in different periods for tax and financial reporting purposes. The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31,
	2009	2008
Property, plant and equipment basis differences	$(888)	$(605)
Postretirement benefits other than pensions and post employment benefits	785	876
Investment and other asset basis differences	(758)	(598)
Other accrued items	3,035	2,477
Net operating and capital losses	818	740
Tax credits	137	87
Undistributed earnings of subsidiaries	(40)	(40)
All other items—net	(61)	(175)

	3,028	2,762
Valuation allowance	(578)	(445)

	$2,450	$2,317

There were $1 million of U.S. federal tax net operating losses available for carryforward at December 31, 2009 which were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2024. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company has state tax net operating loss carryforwards of $2.8 billion at December 31, 2009 with varying expiration dates through 2024. We also have foreign net operating and capital losses of $2.8 billion which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

We have state tax credit carryforwards of $58 million at December 31, 2009, including carryforwards of $32 million with various expiration dates through 2024 and tax credits of $26 million which are not subject to expiration.

The valuation allowance against deferred tax assets increased by $133 million in 2009 and decreased by $45 million and $26 million in 2008 and 2007, respectively. The 2009 increase in the valuation allowance was primarily due to increased foreign net operating losses related to Germany, Luxembourg, and the Netherlands. The 2008 decrease in the valuation allowance was primarily due to a decrease in the valuation allowance related to federal and state capital loss carryforwards partially offset by increased foreign net operating losses. The 2007 decrease in the valuation allowance was primarily due to a decrease in valuation allowances related to state and foreign net operating losses partially offset by a valuation allowance against U.S. capital losses.

Federal income taxes have not been provided on undistributed earnings of the majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective subsidiaries. At December 31, 2009 Honeywell has not provided for U.S. federal income and foreign withholding taxes on approximately $5.1 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

We had $720 million, $671 million and $666 million of unrecognized tax benefits as of December 31, 2009, 2008, and 2007 respectively. If recognized, $720 million would be recorded as a component of income tax expense as of December 31, 2009. For the years ended December 31, 2009 and 2008, the Company increased its unrecognized tax benefits by $49 million and $5 million, respectively, due to additional reserves for various international and U.S. tax audit matters, partially offset by adjustments related to our ongoing assessments of the likelihood and amount of potential outcomes of current and future examinations, the expiration of various statute of limitations, and settlements with tax authorities. The following table summarizes the activity related to our unrecognized tax benefits:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	2009	2008	2007
Change in unrecognized tax benefits:
Balance at beginning of year	$671	$666	$744
Gross increases related to current period tax positions	86	81	68
Gross increases related to prior periods tax positions	86	106	100
Gross decreases related to prior periods tax positions	(77)	(54)	(167)
Decrease related to settlements with tax authorities	(44)	(42)	(101)
Expiration of the statute of limitations for the assessment of taxes	(8)	(64)	—
Foreign currency translation	6	(22)	22

Balance at end of year	$720	$671	$666

In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2009:

Jurisdiction	Open Tax Year
	Examination in progress	Examination not yet initiated
United States(1)	1998 – 2007	2005 – 2008
United Kingdom	2002 – 2007	2008 – 2009
Canada(1)	2004 – 2008	2009
Germany(1)	2004 – 2008	2009
France	N/A	2000 – 2009
Netherlands	N/A	2007 – 2009
Australia	2005 – 2007	2008 – 2009
China	2007–2008	2009
India	1999 – 2007	2008 – 2009

(1)	includes federal as well as state, provincial or similar local jurisdictions, as applicable

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant U.S federal, state and foreign tax authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, the protocol of finalizing audits by the relevant taxing authorities, and the possibility that the Company might challenge certain audit findings (which could include formal legal proceedings) at this time it is not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

Unrecognized tax benefits for the above listed examinations in progress were $261 million, $249 million and $199 million, as of December 31, 2009, 2008, and 2007, respectively. These increases are primarily due to an increase in tax examinations and fewer settlements during the year. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $13 million, $19 million and $20 million for the years ended December 31, 2009, 2008, and 2007 respectively. Accrued interest and penalties were $150 million, $137 million and $118 million, as of December 31, 2009, 2008, and 2007, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 7—Earnings (Loss) Per Share

The following table sets forth the computations of basic and diluted earnings (loss) per share:

Basic	2009	2008	2007
Net income attributable to Honeywell	$2,153	$2,792	$2,444
Weighted average number of common shares outstanding	752,620,148	736,763,174	764,543,613

Earnings per share of common stock	$2.86	$3.79	$3.20

Assuming Dilution	2009	2008	2007
Net income attributable to Honeywell	$2,153	$2,792	$2,444
Average Shares

Weighted average number of common shares outstanding	$752,620,148	$736,763,174	$764,543,613
Dilutive securities issuable in connection with stock plans	3,100,413	6,767,253	9,683,868
Total weighted average number of common shares outstanding	755,720,561	743,530,427	774,227,481

Earnings (loss) per share of common stock	$2.85	$3.76	$3.16

The diluted earnings per share calculation excludes the effect of stock options when the options’ exercise prices exceed the average market price of the common shares during the period. In 2009, 2008 and 2007, the number of stock options not included in the computation were 33,962,053, 17,825,720 and 8,599,620, respectively. These stock options were outstanding at the end of each of the respective years.

Note 8—Accounts, Notes and Other Receivables

	December 31,
	2009	2008
Trade	$6,183	$5,893
Other	326	422

	6,509	6,315
Less—Allowance for doubtful accounts	(235)	(186)

	$6,274	$6,129

Trade Accounts Receivable includes $1,167 and $1,195 million of unbilled balances under long-term contracts as of December 31, 2009 and 2008, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

We sell interests in designated pools of trade accounts receivables to third parties. The sold receivables ($500 million at December 31, 2008) were over-collateralized and we retained a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The over-collateralization provides credit support to the purchasers of the receivable interest by limiting their losses in the event that a portion of the receivables sold becomes uncollectible. In April 2009, we modified the terms of the trade accounts receivable program to permit the repurchase of receivables from the third parties at our discretion. This modification provides additional flexibility in the management of the receivable portfolio and also requires the receivables in the program to remain on the Company balance sheet. As a result, $500 million of program receivables were reflected as Accounts, notes and other receivables with a corresponding amount recorded as Short-term borrowings in the Consolidated Balance Sheet. These short-term borrowings were repaid as of December 31, 2009. This modification also results in the

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

program costs being recognized as Interest and other financial charges in the Consolidated Statement of Operations on a prospective basis.

Note 9—Inventories

	December 31,
	2009	2008
Raw materials	$1,291	$1,644
Work in process	832	952
Finished products	1,484	1,415

	3,607	4,011
Less—
Progress payments	—	(3)
Reduction to LIFO cost basis	(161)	(160)

	$3,446	$3,848

Inventories valued at LIFO amounted to $211 and $269 million at December 31, 2009 and 2008, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $161 and $160 million higher at December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, the quantity of inventory valued using the last-in, first-out (LIFO) method in our Specialty Materials segment declined. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of products sold by $12 million during the year ended December 31, 2009.

Note 10—Investments and Long-Term Receivables

	December 31,
	2009	2008
Investments	$262	$153
Long-term trade and other receivables	175	209
Long-term financing receivables	142	308

	$579	$670

Long-Term Trade and Other Receivables includes $27 and $36 million of unbilled balances under long-term contracts as of December 31, 2009 and 2008, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 11—Property, Plant and Equipment

	December 31,
	2009	2008
Land and improvements	$513	$475
Machinery and equipment	9,982	10,075
Buildings and improvements	2,621	2,429
Construction in progress	405	407

	13,521	13,386
Less—Accumulated depreciation and amortization	(8,674)	(8,452)

	$4,847	$4,934

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Depreciation expense was $707, $702 and $675 million in 2009, 2008 and 2007, respectively.

Note 12—Goodwill and Other Intangibles—Net

The change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 by segment are as follows:

	December 31, 2008	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2009
Aerospace	$1,882	$—	$—	$9	$1,891
Automation and Control Solutions	6,638	253	(1)	28	6,918
Specialty Materials	1,151	10	—	3	1,164
Transportation Systems	514	—	—	7	521

	$10,185	$263	$(1)	$47	$10,494

	December 31, 2007	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2008
Aerospace	$1,939	$60	$(72)	$(45)	$1,882
Automation and Control Solutions	5,529	1,149	—	(40)	6,638
Specialty Materials	1,156	—	—	(5)	1,151
Transportation Systems	551	—	—	(37)	514

	$9,175	$1,209	$(72)	$(127)	$10,185

Intangible assets are comprised of:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Patents and technology	$1,053	$(595)	$458	$1,030	$(494)	$536
Customer relationships	1,359	(282)	1,077	1,250	(175)	1,075
Trademarks	164	(62)	102	164	(50)	114
Other	514	(406)	108	501	(362)	139

	3,090	(1,345)	1,745	2,945	(1,081)	1,864

Trademarks with indefinite lives	429	—	429	403	—	403

	$3,519	$(1,345)	$2,174	$3,348	$(1,081)	$2,267

Intangible assets amortization expense was $250, $201 and $162 million in 2009, 2008 and 2007, respectively. Estimated intangible assets amortization expense for each of the next five years approximates $245 million in 2010, $227 million in 2011, $215 million in 2012, $192 million in 2013 and $173 million in 2014.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13—Accrued Liabilities

	December 31,
	2009	2008
Compensation, benefit and other employee related	$1,183	$1,478
Customer advances and deferred income	1,270	1,159
Income taxes	455	456
Environmental costs	314	343
Asbestos related liabilities	654	171
Product warranties and performance guarantees	382	385
Repositioning	340	401
Other taxes (payroll, sales, VAT etc.)	158	139
Insurance	118	120
Accrued interest	145	162
Other (primarily operating expenses)	1,134	1,192

	$6,153	$6,006

Note 14—Long-term Debt and Credit Agreements

	December 31,
	2009	2008
Floating rate notes due 2009	$—	$300
Floating rate notes due 2009	—	500
Zero coupon bonds and money multiplier notes, 13.0%—14.26%, due 2009	—	100
Floating rate notes due 2009-2011	—	193
7.50% notes due 2010	1,000	1,000
6.125% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	47	60
6.625 % debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.62%—15.5%, maturing at various dates through 2017	100	118

	7,264	6,888
Less—current portion	(1,018)	(1,023)

	$6,246	$5,865

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The schedule of principal payments on long-term debt is as follows:

At December 31, 2009
2010	$1,018
2011	520
2012	406
2013	605
2014	606
Thereafter	4,109

7,264
Less—current portion	(1,018)

$6,246

We maintain a $2.8 billion five year committed revolving credit facility with a group of banks, arranged by Citigroup Global Markets Inc. and J.P.Morgan Securities Inc. which is in place through mid-May 2012. This credit facility contains a $700 million sub-limit for the issuance of letters of credit. The $2.8 billion credit facility is maintained for general corporate purposes, including support for the issuance of commercial paper. We had no borrowings outstanding or letters of credit issued under the credit facility at December 31, 2009.

The credit agreement does not restrict our ability to pay dividends and contains no financial covenants. The failure to comply with customary conditions or the occurrence of customary events default contained in the credit agreement would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under the credit agreement. Such events of default include: (a) non-payment of credit agreement debt, interest or fees; (b) non-compliance with the terms of the credit agreement covenants; (c) cross-default to other debt in certain circumstances; (d) bankruptcy; and (e) defaults upon obligations under Employee Retirement Income Security Act. Additionally, each of the banks has the right to terminate its commitment to lend additional funds or issue letters of credit under the agreement if any person or group acquires beneficial ownership of 30 percent or more of our voting stock, or, during any 12-month period, individuals who were directors of Honeywell at the beginning of the period cease to constitute a majority of the Board of Directors (the Board).

Loans under the credit facility are required to be repaid no later than May 14, 2012. We have agreed to pay a facility fee of 0.05 percent per annum on the aggregate commitment.

Interest on borrowings under the credit facility would be determined, at Honeywell’s option, by (a) an auction bidding procedure; (b) the highest of the floating base rate publicly announced by Citibank, N.A., 0.5 percent above the average CD rate, or 0.5 percent above the Federal funds rate; or (c) the Eurocurrency rate plus 0.15 percent (applicable margin).

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

In the first quarter of 2009, the Company repaid $493 million of its floating rate notes. In the third quarter of 2009, the Company repaid $500 million of its floating rate notes and $100 million of its zero coupon bonds and money multiplier notes.

Note 15—Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2009
2010	$313
2011	245
2012	174
2013	125
2014	100
Thereafter	256

$1,213

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

Rent expense was $371, $383 and $365 million in 2009, 2008 and 2007, respectively.

Note 16—Financial Instruments and Fair Value Measures

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

Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At December 31, 2009 and 2008, we had contracts with notional amounts of $2,959 and $3,030 million, respectively to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Singapore dollar.

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At December 31, 2009 and 2008, we had contracts with notional amounts of $52 and $8 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2009, interest rate swap agreements designated as fair value hedges effectively changed $600 million of fixed rate debt at a rate of 3.875 percent to LIBOR based floating debt. Our interest rate swaps mature in 2014. At December 31, 2008, we had no interest rate swap agreements.

Fair Value of Financial Instrument—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Assets:
Foreign currency exchange contracts	$11	$7
Available for sale investments	141	23
Interest rate swap agreements	1	—
Forward commodity contracts	4	—
Liabilities:
Foreign currency exchange contracts	$3	$34
Interest rate swap agreements	3	—
Forward commodity contracts	—	4

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Long-term receivables	$317	$303	$517	$471
Cost method marketable equity securities	—	—	74	18
Liabilities:
Long-term debt and related current maturities.	$7,262	$7,677	$6,888	$7,082

At December 31, 2009, the Company had assets with a net book value of $72 million, specifically property, plant and equipment and intangible assets, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $28 million in 2009. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of asset derivatives consist of the following:

Designated as a Hedge	Balance Sheet Location	December 31,
		2009	2008
Foreign currency exchange contracts	Accounts, notes and other receivables	$8	$2
Interest rate swap agreements	Other assets	1	—
Commodity contracts	Accounts, notes and other receivables	4	—

Not Designated as a Hedge	Balance Sheet Location
Foreign currency exchange contracts	Accounts notes and other receivables	$3	$5

Fair value of liability derivatives consist of the following:

Designated as a Hedge	Balance Sheet Location	December 31,
		2009	2008
Foreign currency exchange contracts	Accrued liabilities	$1	$19
Interest rate swap agreements	Accrued liabilities	3	—
Commodity contracts	Accrued liabilities	—	4
Not Designated as a Hedge	Balance Sheet Location

Foreign currency exchange contracts	Accrued liabilities	$3	$14

Gains (losses) recognized in OCI consist of the following:

Designated as a Cash Flow Hedge	December 31, 2009
Foreign currency exchange contracts	$18
Commodity contracts	(1)

Gains (losses) reclassified from AOCI to income (Effective Portions) consist of the following:

Designated as a Cash Flow Hedge	Income Statement Location	December 31,
		2009
Foreign currency exchange contracts	Product sales	$54
	Cost of products sold	(44)
	Selling general and administrative	(1)
Commodity contracts	Cost of products sold	(7)

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were less than $1 million in 2009 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Losses on interest rate swap agreements recognized in earnings were $2 million in 2009. These losses were fully off-set by gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses similarly recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the year ended December 31, 2009, we recognized $85 million of expense in Other (income) expense.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 17—Other Liabilities

Other liabilities consist of the following:

	December 31,
	2009	2008
Pension and other employee related	$4,842	$4,307
Environmental	465	603
Income taxes	476	448
Insurance	207	175
Asset retirement obligations(1)	85	90
Deferred income	106	120
Other	300	289

	$6,481	$6,032

(1)

Asset retirement obligations primarily relate to costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials segment and the future retirement of facilities in our Automation and Control Solutions segment.

A reconciliation of our liability for asset retirement obligations for the year ended December 31, 2009, is as follows:

	2009	2008
Change in asset retirement obligations:
Balance at beginning of year	$90	$93
Liabilities settled	(3)	(7)
Adjustments	(5)	2
Accretion expense	3	2

Balance at end of year	$85	$90

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

Under the Company’s previously reported $3.0 billion share repurchase program, $1.3 billion remained available as of December 31, 2009 for additional share repurchases. The amount and timing of repurchases may vary depending on market conditions and the level of operating and other investing activities.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2009, there was no preferred stock outstanding.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 19—Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareowners’ Equity. Comprehensive Income (Loss) attributable to non-controlling interest consisted predominantly of net income. The changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	Pretax	Tax	After Tax
Year Ended December 31, 2009
Foreign exchange translation adjustment	$259		$259
Pensions and other post retirement benefit adjustments	(1,573)	$552	(1,021)
Changes in fair value of available for sale investments(1)	112		112
Changes in fair value of effective cash flow hedges	38	(8)	30

	$(1,164)	$544	$(620)

Year Ended December 31, 2008
Foreign exchange translation adjustment	$(614)		$(614)
Pensions and other post retirement benefit adjustments	(4,159)	$1,583	(2,576)
Changes in fair value of available for sale investments	(51)		(51)
Changes in fair value of effective cash flow hedges	(40)	16	(24)

	$(4,864)	$1,599	$(3,265)

Year Ended December 31, 2007
Foreign exchange translation adjustment	$248		$248
Pensions and other post retirement benefit adjustments	803	$(285)	518
Changes in fair value of effective cash flow hedges	(5)	2	(3)

	$1,046	$(283)	$763

(1)	includes reclassification adjustment for losses included in net income

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2009	2008
Cumulative foreign exchange translation adjustment	$468	$209
Pensions and other post retirement benefit adjustments	(4,966)	(3,945)
Change in fair value of available for sale investments	61	(51)
Change in fair value of effective cash flow hedges	8	(22)

	$(4,429)	$(3,809)

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

Compensation cost on a pre-tax basis related to stock options recognized in operating results (included in selling, general and administrative expenses) in 2009, 2008 and 2007 was $39, $51 and $65 million, respectively. The associated future income tax benefit recognized in 2009, 2008 and 2007 was $13, $19 and $25 million, respectively.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2009	2008	2007
Weighted average fair value per share of options granted during the year(1)	$6.73	$13.81	$10.27
Assumptions:
Expected annual dividend yield	4.26%	1.88%	2.09%
Expected volatility	35.78%	26.35%	20.18%
Risk-free rate of return	2.53%	3.09%	4.66%
Expected option term (years)	5.8	5.2	5.3

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three years ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	54,232,677	$39.98
Granted	5,963,500	47.59
Exercised	(16,037,530)	36.95
Lapsed or canceled	(2,761,278)	45.74

Outstanding at December 31, 2007	41,397,369	41.88
Granted	5,024,820	58.46
Exercised	(3,577,707)	37.40
Lapsed or canceled	(1,910,960)	49.16

Outstanding at December 31, 2008	40,933,522	43.97

Granted	9,159,650	28.40
Exercised	(645,201)	31.66
Lapsed or canceled	(8,537,598)	53.90

Outstanding at December 31, 2009	40,910,373	$38.58

Vested and expected to vest at December 31, 2009(1)	38,189,089	$38.82

Exercisable at December 31, 2009	27,427,023	$38.85

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Range of exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$21.75—$32.99	10,926,098	7.76	$27.46	$128	2,535,198	$24.34	$38
$33.00—$39.99	13,638,879	3.62	35.77	47	13,638,879	35.77	47
$40.00—$49.99	11,834,401	5.94	44.61	—	9,812,601	44.07	—
$50.00—$74.95	4,510,995	8.02	58.18	—	1,440,345	57.90	—

	40,910,373	5.89	38.58	$175	27,427,023	38.85	$85

(1)	Average remaining contractual life in years.

There were 30,314,667 and 28,624,279 options exercisable at weighted average exercise prices of $41.40 and $41.14 at December 31, 2008 and 2007, respectively. There were 30,000,541 shares available for future grants under the terms of our stock option plans at December 31, 2009.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2009, 2008 and 2007 was $4, $76 and $281 million, respectively. During 2009, 2008 and 2007, the amount of cash received from the exercise of stock options was $20, $134 and $592 million, respectively, with an associated tax benefit realized of $1, $28 and $101 million, respectively. In 2009, 2008 and 2007 we classified $1, $21 and $86 million, respectively, of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

At December 31, 2009, there was $82 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.49 years. The total fair value of options vested during 2009, 2008 and 2007 was $51, $63 and $83 million, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees at fair market value at the date of grant as compensation. RSUs typically become fully vested over periods ranging from three to seven years and are payable in Honeywell common stock upon vesting.

The following table summarizes information about RSU activity for the three years ended December 31, 2009:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2006	4,751,999	$35.85
Granted	1,980,850	54.47
Vested	(372,105)	32.48
Forfeited	(503,747)	37.93

Non-vested at December 31, 2007	5,856,997	42.18
Granted	2,087,934	54.56
Vested	(694,660)	35.82
Forfeited	(424,554)	41.94

Non-vested at December 31, 2008	6,825,717	46.63
Granted	3,691,129	30.16
Vested	(1,313,975)	40.44
Forfeited	(940,094)	44.51

Non-vested at December 31, 2009	8,262,777	$40.49

As of December 31, 2009, there was approximately $167 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense related to RSUs was $79, $77 and $47 million in 2009, 2008 and 2007, respectively.

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

	Years Ended December 31,
	2009	2008	2007
Beginning of year	$946	$799	$831
Accruals for environmental matters deemed probable and reasonably estimable	151	466	230
Environmental liability payments	(318)	(320)	(267)
Other adjustments	—	1	5

End of year	$779	$946	$799

See Note 3, Repositioning and Other Charges, for more detail regarding accruals for environmental matters during 2009.

Environmental liabilities are included in the following balance sheet accounts:

	December 31, 2009	December 31, 2008
Accrued liabilities	$314	$343
Other liabilities	465	603

	$779	$946

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

New Jersey Chrome Sites—The excavation and offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7 was completed in January 2010. We have also received approval of the United States District Court for the District of New Jersey for the implementation of related groundwater and sediment remedial actions, and are seeking the appropriate permits from state and federal agencies. Provisions have been made in our financial statements for the estimated cost of these remedies.

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

We have entered into court-approved settlements of litigation filed in federal court against Honeywell and other landowners seeking the cleanup of chrome residue at groups of properties known as Study Areas 5, 6 South and 6 North of the Honeywell ACO Sites. The required remedial actions are consistent with our recorded reserves.

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

Onondaga Lake, Syracuse, NY—We are implementing a combined dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. We have accrued for our estimated cost of remediating Onondaga Lake based on currently available information and analysis performed by our engineering consultants. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate under the accounting policy described above.

Honeywell has entered into a cooperative agreement with potential natural resource trustees to assess alleged natural resource damages relating to this site. It is not possible to predict the outcome or duration of this assessment, or the amounts of, or responsibility for, any damages.

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

Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of December 31, 2009 and 2008 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against NARCO through 2018 and the aforementioned obligations to NARCO’s parent. In light of the uncertainties inherent in making long-term projections we do not believe that we have a reasonable basis for estimating asbestos claims beyond 2018. The estimate is based upon the disease criteria and payment values contained in the NARCO Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the NARCO future claimants’ representative. Honeywell projected the probable number and value, including trust claim handling costs, of asbestos related future liabilities based upon experience of asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums. The valuation methodology also includes an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies to estimate the number of people likely to develop asbestos related diseases, NARCO claims filing history, the pending inventory of NARCO asbestos related claims and payment rates expected to be established by the NARCO trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous courts and resulted in a range of estimated liability for future claims of $743 to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range.

As of December 31, 2009 and 2008, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $831 and $877 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At December 31, 2009, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $300 million of coverage under these policies is included in our NARCO-related insurance receivable at December 31, 2009. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Appellate Division, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

period recognized but would not be material to our consolidated financial position or operating cash flows.

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

From 1981 through December 31, 2009, we have resolved approximately 152,000 Bendix related asbestos claims. We had 129 trials resulting in favorable verdicts and 17 trials resulting in adverse verdicts. Four of these adverse verdicts were reversed on appeal, five verdicts were vacated on post-trial motions, three claims were settled and the remaining five have been or will be appealed. The claims portfolio was reduced in 2009 due to settlements, dismissals and the elimination of significantly aged (i.e., pending for more than six years), inactive (including claims for which the required medical and exposure showings have not been made) and duplicate claims. The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2009	2008
Claims Unresolved at the beginning of year	51,951	51,658
Claims Filed	2,697	4,003
Claims Resolved	(34,708)	(3,710)

Claims Unresolved at the end of year	19,940	51,951

Disease Distribution of Unresolved Claims	December 31,
	2009	2008
Mesothelioma and Other Cancer Claims	4,727	5,575
Other Claims	15,213	46,376

Total Claims	19,940	51,951

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2009	2008	2007	2006
	(in whole dollars)
Malignant claims	$50,000	$65,000	$33,000	$33,000
Nonmalignant claims	$200	$1,500	$500	$250

It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $566 and $578 million at December 31, 2009 and 2008, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year we update our analysis of the estimated cost of

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

future Bendix related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous four years (extended from three years). Changes in the tort system which began in 2006 refocused asbestos litigation on mesothelioma cases, making the four year period 2006 through 2009 representative for forecasting purposes. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. The estimate is based upon Bendix historical experience in the tort system for the four years ended December 31, 2009 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $172 and $156 million are reflected as receivables in our consolidated balance sheet at December 31, 2009 and 2008, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 45 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 35 percent.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Refractory and Friction Products—The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$578	$1,131	$1,709	$517	$1,138	$1,655	$528	$1,291	$1,819
Accrual for pending claims and defense costs incurred	127	5	132	153	—	153	122	—	122
Change in estimated cost of future claims	11	—	11	43	—	43	(8)	—	(8)
Asbestos related liability payments	(148)	(8)	(156)	(140)	(7)	(147)	(115)	(153)	(268)
Update of expected resolution values for pending claims	(2)	—	(2)	5	—	5	(10)	—	(10)

End of year	$566	$1,128	$1,694	$578	$1,131	$1,709	$517	$1,138	$1,655

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$156	$877	$1,033	$197	$939	$1,136	$302	$955	$1,257
Probable insurance recoveries related to pending claims and change in estimated cost of future claims	24	—	24	40	—	40	2	—	2
Insurance receipts for asbestos related liabilities	(8)	(8)	(16)	(116)	(62)	(178)	(107)	(16)	(123)
Insurance receivables settlements and write-offs	—	(38)	(38)	36	—	36	—	—	—
Other	—	—	—	(1)	—	(1)	—	—	—

End of year	$172	$831	$1,003	$156	$877	$1,033	$197	$939	$1,136

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2009	2008
Other current assets	$62	$4
Insurance recoveries for asbestos related liabilities	941	1,029

	$1,003	$1,033

Accrued liabilities	$654	$171
Asbestos related liabilities	1,040	1,538

	$1,694	$1,709

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

Quick Lube—On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. We intend to vigorously defend the claims raised in these actions. The Antitrust Division of the Department of Justice notified Honeywell on January 21, 2010 that it has officially closed its investigation into possible collusion in the replacement auto filters industry.

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

Warranties and Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2009:

Maximum Potential Future Payments
Operating lease residual values	$35
Other third parties’ financing	4
Unconsolidated affiliates’ financing	30
Customer financing	16

$85

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

	Years Ended December 31,
	2009	2008	2007
Beginning of year	$417	$396	$363
Accruals for warranties/guarantees issued during the year	188	242	233
Adjustment of pre-existing warranties/guarantees	(7)	(34)	3
Settlement of warranty/guarantee claims	(191)	(187)	(203)

End of year	$407	$417	$396

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	2009	2008
Accrued liabilities	$382	$385
Other liabilities	25	32

	$407	$417

Note 22—Pension and Other Postretirement Benefits

We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

provided through non-contributory, qualified and non-qualified defined benefit pension plans. U.S. defined benefit pension plans comprise 76 percent of our projected benefit obligation. Non-U.S. employees, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Non-U.S. defined benefit pension plans comprise 24 percent of our projected benefit obligation.

We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage to eligible retirees. Our retiree medical plans mainly cover U.S. employees who retire with pension eligibility for hospital, professional and other medical services. All non-union hourly and salaried employees joining Honeywell after January 1, 2000 are not eligible to participate in our retiree medical and life insurance plans. Most of the U.S. retiree medical plans require deductibles and copayments, and virtually all are integrated with Medicare. Retiree contributions are generally required based on coverage type, plan and Medicare eligibility. Honeywell has limited its subsidy of its retiree medical plans to a fixed-dollar amount for all future retirees and for more than half of its current retirees. This cap of retiree medical benefits under our plans limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

On May 1, 2009, Honeywell amended the U.S. retiree medical plan eliminating the subsidy for non-union employees who retire after September 1, 2009. Employees already retired or who retired on or before September 1, 2009 were not affected by this change. This plan amendment reduced the accumulated postretirement benefit obligation by $180 million representing the elimination of benefits attributable to years of service already rendered by active non-union employees who are not eligible to retire and those eligible non-union employees who are assumed not to retire prior to September 1, 2009. This reduction in the accumulated postretirement benefit obligation will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $98 million in the second quarter of 2009 which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition of previously unrecognized prior service credits attributable to the future years of service of the employee group for which future accrual of benefits has been eliminated.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans at December 31, 2009 and 2008.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$15,046	$16,770	$1,960	$2,192
Service cost	224	255	6	13
Interest cost	993	1,009	104	122
Plan amendments	2	27	(180)	(67)
Actuarial (gains) losses	2,495	(1,186)	47	(131)
Acquisitions	—	67	—	3
Benefits paid	(1,111)	(1,140)	(189)	(172)
Settlements and curtailments	(5)	—	—	—
Other	242	(756)	—	—

Benefit obligation at end of year	17,886	15,046	1,748	1,960

Change in plan assets:
Fair value of plan assets at beginning of year	11,520	17,194	—	—
Actual return on plan assets	2,111	(4,290)	—	—
Company contributions	1,059	387	—	—
Acquisitions	—	53	—	—
Benefits paid	(1,111)	(1,140)	—	—
Other	186	(684)	—	—

Fair value of plan assets at end of year	13,765	11,520	—	—

Funded status of plans	$(4,121)	$(3,526)	$(1,748)	$(1,960)

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(1)	$58	$62	$—	$—
Accrued liabilities	—	—	(197)	(197)
Postretirement benefit obligations other than pensions(2)	—	—	(1,551)	(1,763)
Accrued pension liability(3)	(4,179)	(3,588)	—	—

Net amount recognized	$(4,121)	$(3,526)	$(1,748)	$(1,960)

(1)	Included in Other Assets on Consolidated Balance Sheet

(2)	Excludes Non-U.S. plans of $43 and $36 million in 2009 and 2008, respectively.

(3)	Included in Other Liabilities—Non-Current on Consolidated Balance Sheet.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Amounts recognized in Accumulated Other Comprehensive (Income) Loss associated with our significant pension and other postretirement benefit plans at December 31, 2009 and 2008 are as follows.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Transition obligation	$11	$11	$—	$—
Prior service cost (credit)	73	97	(179)	(140)
Actuarial losses	7,566	5,958	299	265

Net amount recognized	$7,650	$6,066	$120	$125

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for our significant plans include the following components:

Net Periodic Benefit Cost	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Service cost	$224	$255	$264	$6	$13	$15
Interest cost	993	1,009	960	104	122	128
Expected return on plan assets	(1,322)	(1,404)	(1,347)	—	—	—
Amortization of transition obligation	1	1	—	—	—	—
Amortization of prior service cost (credit)	25	29	26	(44)	(43)	(37)
Recognition of actuarial losses	161	47	210	13	33	46
Settlements and curtailments	—	18	35	(98)	—	—

Net periodic benefit cost	$82	$(45)	$148	$(19)	$125	$152

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss	2009	2008	2007	2009	2008	2007
Actuarial (gains) losses	$1,708	$4,499	$(581)	$47	$(131)	$(11)
Prior service cost (credit)	2	27	22	(180)	(67)	(7)
Transition obligation recognized during year	(1)	(1)	—	—	—	—
Prior service (cost) credit recognized during year	(25)	(30)	(26)	141	43	37
Actuarial losses recognized during year	(161)	(63)	(210)	(13)	(33)	(46)
Foreign exchange translation adjustments	61	(147)	19	—	—	—

Total recognized in other comprehensive (income) loss	$1,584	$4,285	$(776)	$(5)	$(188)	$(27)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1,666	$4,240	$(628)	$(24)	$(63)	$125

The estimated net loss and prior service cost for pension benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2010 are expected to be $706 and $20 million, respectively. The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2010 are expected to be $21 and $(41) million, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our U.S. benefit plans are presented in the following table. For non-U.S. benefit plans, none of which was individually material, assumptions reflect economic assumptions applicable to each country.

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.75%	6.95%	6.50%	5.25%	6.00%	5.90%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.95%	6.50%	6.00%	6.00%	5.90%	5.70%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	—	—	—
Expected annual rate of compensation increase	4.50%	4.50%	4.00%	—	—	—

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

Pension Benefits

Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	2009	2008
Projected benefit obligations	$17,159	$14,713
Accumulated benefit obligations	$16,102	$14,012
Fair value of plan assets	$12,999	$11,125

The accumulated benefit obligation for our defined benefit pension plans was $16.8 and $14.3 billion at December 31, 2009 and 2008, respectively.

Our asset investment strategy focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. Our actual invested positions in various securities change over time based on short and longer-term investment opportunities. To achieve our objectives, we have established long-term target allocations as follows: 60-70 percent equity securities, 10-20 percent fixed income securities and cash, 5-15 percent real estate investments, and 10-20 percent other types of investments. Equity securities include publicly-traded stock of companies located both inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

investments in real estate funds. Other types of investments include investments in private equity and hedge funds that follow several different strategies. Our non-U.S. investment policies are different for each country, but the long-term investment objectives remain the same.

Our U.S. pension plans assets were $10.3 and $8.7 billion and our non-U.S. pension plans assets were $3.5 and $2.8 billion at December 31, 2009 and 2008, respectively. The fair values of our pension plans assets at December 31, 2009 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities:
U.S. companies	$5,181	$5,099	$82	$—
Non-U.S. companies	3,324	2,269	1,055	—
Fixed income securities:
Short-term investments	439	439	—	—
Government securities	955	258	697	—
Corporate securities	1,281	—	1,281	—
Mortgage/Asset-Backed securities	357	—	357	—
Insurance contracts	216	—	216	—
Real estate investments	786	48	—	738
Other	1,226	—	—	1,226

	$13,765	$8,113	$3,688	$1,964

The following table summarizes changes in the fair value of Level 3 assets for the year ended December 31, 2009:

	Real estate investments	Other
Balance at December 31, 2008	$1,001	$1,161
Actual return on plan assets:
Relating to assets still held at year-end	(331)	(46)
Relating to assets sold during the year	(4)	7
Purchases, sales and settlements	72	104

Balance at December 31, 2009	$738	$1,226

Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2009, 2008 and 2007, we made voluntary contributions of $740, $242 and $42 million, respectively, to our U.S. defined benefit pension plans primarily to improve the funded status of our plans. At December 31, 2009 and 2008, the fair value of our pension plans assets invested in Honeywell common stock was $1.1 billion and $204 million, respectively. During 2010, we plan to make additional voluntary contributions of Honeywell common stock to our U.S. plans to improve the funded status of our plans. In 2010, we also expect to contribute approximately $150 million to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards and to fund benefits to be paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

2010	$1,106
2011	1,143
2012	1,161
2013	1,173
2014	1,189
2015-2019	6,219

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Postretirement Benefits

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides subsidies for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The impact of the Act reduced other postretirement benefits expense by approximately $11, $21 and $25 million in 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate that the cost trend rate gradually declines to	5.0%	5.5%
Year that the rate reaches the rate it is assumed to remain at	2016	2014

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	$75	$(66)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2010	$206	$192
2011	202	188
2012	186	171
2013	177	162
2014	168	154
2015-2019	726	660

Employee Savings Plans

We sponsor employee savings plans under which we match, in the form of our common stock, savings plan contributions for certain eligible employees. Shares issued under the stock match plans were 4.8, 4.9 and 3.7 million at a cost of $158, $220 and $199 million in 2009, 2008 and 2007, respectively.

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

•

Transportation Systems includes Honeywell Turbo Technologies (turbochargers and charge-air and thermal systems); and the Consumer Products Group (car care products including antifreeze, filters, spark plugs, and cleaners, waxes and additives); and Friction Materials (brake hard parts and other friction materials).

The accounting policies of the segments are the same as those described in Note 1. Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement benefits (expense), stock compensation expense, repositioning and other charges and accounting changes. Beginning January 1, 2008, consistent with changes made to the measure of segment performance utilized by senior management, segment profit has been adjusted to exclude expense associated with restricted stock units (“RSU”) and to include equity income/(loss) of affiliated companies. Stock compensation expense, including RSU expense, totaled $112 million for the year ended December 31, 2007. Equity income/(loss) of affiliated companies, included in other income (expense), totaled $10 million for the year ended December 31, 2007. Both of these changes were applied on a prospective basis beginning January 1, 2008 and are not material to the following reportable segment data:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net sales
Aerospace	$10,763	$12,650	$12,236
Automation and Control Solutions	12,611	14,018	12,478
Specialty Materials	4,144	5,266	4,866
Transportation Systems	3,389	4,622	5,009
Corporate	1	—	—

	$30,908	$36,556	$34,589

Depreciation and amortization
Aerospace	$217	$202	$199
Automation and Control Solutions	352	321	264
Specialty Materials	209	208	216
Transportation Systems	119	122	110
Corporate	60	50	48

	$957	$903	$837

Segment profit
Aerospace	$1,893	$2,300	$2,197
Automation and Control Solutions	1,588	1,622	1,405
Specialty Materials	605	721	658
Transportation Systems	156	406	583
Corporate	(145)	(204)	(189)

	$4,097	$4,845	$4,654

Capital expenditures
Aerospace	$184	$246	$172
Automation and Control Solutions	114	208	186
Specialty Materials	153	194	215
Transportation Systems	70	110	131
Corporate	88	126	63

	$609	$884	$767

	December 31,
	2009	2008	2007
Total assets
Aerospace	$8,386	$8,476	$8,743
Automation and Control Solutions	15,474	14,609	12,999
Specialty Materials	4,657	5,232	5,065
Transportation Systems	2,773	2,787	3,304
Corporate	4,714	4,386	3,694

	$36,004	$35,490	$33,805

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

A reconciliation of segment profit to consolidated income from continuing operations before taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
Segment profit	$4,097	$4,845	$4,654
Other income (expense)(1)	29	685	69
Interest and other financial charges	(459)	(456)	(456)
Stock compensation expense(2),(3)	(118)	(128)	(65)
Pension and other postretirement benefits expense(2)	(93)	(113)	(322)
Repositioning and other charges(2)	(478)	(1,012)	(543)

Income from continuing operations before taxes	$2,978	$3,821	$3,337

(1)

Equity income/(loss) of affiliated companies was included in Segment Profit, on a prospective basis, commencing January 1, 2008. Other income/(expense) as presented above includes equity income of affiliated companies of $10 million for the year ended December 31, 2007.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(3)

Costs associated with restricted stock units (“RSU”) were excluded from Segment Profit, on a prospective basis, commencing January 1, 2008. Stock compensation expense, including RSU expense, totaled $112 million for the year ended December 31, 2007. Stock option expense is included for all periods presented.

Note 24—Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
United States	$18,742	$22,291	$21,101	$13,493	$14,193	$11,916
Europe	7,632	9,484	9,104	2,232	2,050	2,706
Other International	4,534	4,781	4,384	1,790	1,143	1,036

	$30,908	$36,556	$34,589	$17,515	$17,386	$15,658

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $3,585, $3,506 and $3,427 million in 2009, 2008 and 2007, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 25—Supplemental Cash Flow Information

	Years Ended December 31,
	2009	2008	2007
Payments for repositioning and other charges:
Severance and exit cost payments	$(200)	$(157)	$(92)
Environmental payments	(318)	(320)	(267)
Proceeds from sale of insurance receivable	—	82	97
Insurance receipts for asbestos related liabilities	16	96	26
Asbestos related liability payments	(156)	(147)	(268)

	$(658)	$(446)	$(504)

Interest paid, net of amounts capitalized	$469	$415	$444
Income taxes paid, net of refunds	361	810	474
Non-cash investing and financing activities:
Common stock contributed to savings plans	153	220	199
Common stock contributed to U.S. pension plans	740	200	—

Note 26—Unaudited Quarterly Financial Information

	2009					2008
	Mar. 31	June 30	Sept. 30	Dec. 31	Year	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$7,570	$7,566	$7,700	$8,072	$30,908	$8,895	$9,674	$9,275	$8,712	$36,556
Gross Profit	1,814	1,884	1,903	2,122	7,723	2,223	2,351	1,799	2,189	8,562
Net income attributable to Honeywell	397	450	608	698	2,153	643	723	719	707	2,792
Earnings per share—basic:	0.54	0.60	0.80	0.91	2.86	0.87	0.97	0.98	0.97	3.79
Earnings per share— assuming dilution:	0.54	0.60	0.80	0.91	2.85	0.85	0.96	0.97	0.97	3.76
Dividends paid	0.3025	0.3025	0.3025	0.3025	1.21	0.275	0.275	0.275	0.275	1.10
Market Price
High	36.04	35.79	40.17	41.31	41.31	60.48	62.25	50.93	39.68	62.25
Low	23.23	29.29	29.31	35.89	23.23	53.95	49.14	40.37	23.67	23.67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
HONEYWELL INTERNATIONAL INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1.) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2.) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the accompanying consolidated financial statements, in 2009 the Company retrospectively applied the accounting for noncontrolling interests and in 2007 changed the manner in which it accounts for income tax uncertainties.

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
February 11, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Annual Report on Form 10-K.

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

Not Applicable.

Part III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2009, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

The members of the Audit Committee of our Board of Directors are: Scott Davis (Chair), Kevin Burke, Linnet Deily, George Paz, John R. Stafford, and Michael W. Wright. The Board has determined that Mr. Davis is the “audit committee financial expert” as defined by applicable SEC rules and that Mr. Davis, Ms. Deily and Mr. Paz satisfy the “accounting or related financial management expertise” criteria established by the NYSE. All members of the Audit Committee are “independent” as that term is defined in applicable SEC Rules and NYSE listing standards.

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

EQUITY COMPENSATION PLANS

As of December 31, 2009 information about our equity compensation plans is as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	50,478,928	(1)	$38.58	(2)	33,052,271	(3)
Equity compensation plans not approved by security holders	714,223	(4)	N/A	(5)	N/A	(6)

Total	51,193,151		$38.58		33,052,271

(1)

Equity compensation plans approved by shareowners that are included in column (a) of the table are the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2006 Stock Incentive Plan”) (17,551,405 shares of Common Stock to be issued for options; 33,700 shares to be issued for stock appreciation rights (SARs); 7,408,460 restricted units subject to continued employment; and 1,121,639 deferred restricted units of earned and vested awards under prior plans that were approved by shareowners where delivery of shares has been deferred); the 2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2003 Stock Incentive Plan”) (14,260,227 shares of Common Stock to be issued for options; 3,600 shares to be issued for SARs; and 652,656 restricted units subject to continued employment); the 1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates (8,724,616 shares of Common Stock to be issued for options; 39,325 shares to be issued for SARs; and 383,300 restricted units subject to continued employment); the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “Non-Employee Director Plan”) (175,000 shares of Common Stock to be issued for options; 3,000 restricted units subject to continued services;) and the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. (122,000 shares of Common Stock to be issued for options).

957,669 growth plan units were issued for the performance cycle commencing on January 1, 2007 and ending December 31, 2008 pursuant to the 2006 Stock Incentive Plan. The ultimate value of any growth plan award may be paid in cash or shares of Common Stock and, thus, growth plan units are not included in the table above. The ultimate value of growth plan units depends upon the achievement of pre-established performance goals during a two-year performance cycle relating to growth in earnings per share, revenue and return on investment. 50% of the payment related to these growth plan units was paid in 2009 and the remaining 50% will be paid in 2010, subject to active employment on the payment dates.

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

(3)

The number of shares that may be issued under the 2006 Stock Incentive Plan as of December 31, 2009 is 30,000,541 which includes the following additional shares under the 2006 Stock Incentive Plan (or any Prior Plan as defined in the 2006 Stock Incentive Plan) that may again be available for issuance: shares that are settled for cash, expire, are canceled, are tendered in satisfaction of an option exercise price or tax withholding obligations, are reacquired with cash tendered in satisfaction of an option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, and are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2009 is 2,754,730. This plan is an umbrella plan for five plans maintained solely for eligible employees of participating non-U.S. countries. One sub-plan, the Global Employee Stock Purchase Plan, allows eligible employees to contribute between 2.2% and 8.8% of base pay from January through September of each year to purchase shares of Common Stock the following November at the fair market value on the date of purchase. Participant accounts are credited with matching shares equal to 20% of their contributions that are subject to continued employment for 3 years; provided that no matching shares will be credited to individuals participating in this plan during 2010. For 2009, Honeywell used Treasury shares to provide the shares under this plan. Employees purchased and were credited with 167,751 shares of Common Stock in 2009.

Another sub-plan, the UK Sharebuilder Plan, allows an eligible UK employee to contribute a specified percentage of taxable earnings that is then invested in shares. The company matches those shares and dividends paid are used to purchase additional shares; provided that the Company temporarily reduced the match share to 50 percent in 2009. Matched shares are subject to a three-year vesting schedule. Shares taken out of the plan before five years lose their tax-favored status. For the year ending December 31, 2009, 145,079 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

The remaining three sub-plans, Honeywell International Technologies Employees Share Ownership Plan (Ireland), the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme and the Honeywell Ireland Software Employees Share Ownership Plan, allow eligible Irish employees to contribute specified percentages of base pay, bonus or performance pay that are then invested in shares. Shares must be held in trust for at least two years and lose their tax-favored status if they are taken out of the plan before three years. For the year ending December 31, 2009, 26,261 shares were credited to participants’ accounts under these three plans.

The remaining 297,000 shares included in column (c) are shares remaining for future grants under the Non-Employee Director Plan.

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

The AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan. No further deferrals can be made under this plan. The number of shares of Common Stock that remain to be issued under this expired plan as of December 31, 2009 is 46,046.

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

(6)

No securities are available for future issuance under the AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries and the Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc. The cash incentive compensation plan has expired. All notional investments in shares of Common Stock are converted to cash when payments are made under the directors’ plan. The amount of securities available for future issuance under the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries is not determinable because the number of securities that may be issued under this plan depends upon the amount deferred to the plan by participants in future years.

The table does not contain information for employee benefit plans of Honeywell intended to meet the requirements of Section 401(a) of the Internal Revenue Code and a small number of foreign employee benefit plans that are similar to such Section 401(a) plans.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2009 and 2008 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(2.) Consolidated Financial Statement Schedules:	Page Number in Form 10-K
Schedule II—Valuation and Qualifying Accounts	115

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits

See the Exhibit Index on pages 111 through 114 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

February 12, 2010	By:	/s/ Kathleen A. Winters
Kathleen A. Winters Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*
David M. Cote Chairman of the Board, Chief Executive Officer and Director	Linnet F. Deily Director

*	*
Gordon M. Bethune Director	Clive R. Hollick Director

*	*
Kevin Burke Director	George Paz Director

*	*
Jaime Chico Pardo Director	Bradley T. Sheares, Ph.D. Director

*	*
D. Scott Davis Director	John R. Stafford Director

/s/ David J. Anderson	*
David J. Anderson Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Michael W. Wright Director
/s/ Kathleen A. Winters
Kathleen A. Winters Vice President and Controller (Principal Accounting Officer)

*By:	/s/ David J. Anderson
(David J. Anderson Attorney-in-fact)

February 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 28, 2008 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed May 1, 2008)
3(ii)	By-laws of Honeywell International Inc., as amended September 26, 2008 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed October 2, 2008)
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

10.1*

2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934 and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2006 and Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.2*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.3*

Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003 and amended by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008)

10.4*	1985 Stock Plan for Employees of AlliedSignal Inc. and its Subsidiaries, as amended (incorporated by reference to Exhibit 19.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 1991)
10.5*

Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.6*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.7*

Honeywell International Inc. Severance Plan for Senior Executives, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2008) and amended by the attached amendment (filed herewith)

10.8*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc., and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008)

Exhibit No.	Description
10.9*

1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates, as amended (incorporated by reference to Exhibit A to Honeywell’s Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934, and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2006, Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.10*

Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008) and amended by the attached amendment (filed herewith)

10.11*

Employment Separation Agreement and Release between J. Kevin Gilligan and Honeywell International Inc. dated February 10, 2004 (incorporated by reference to Honeywell’s Form 10-K for year ended December 31, 2003)

10.12*

Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2008) and amended by the attached amendment (filed herewith)

10.13*

Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008) and amended by the attached amendment (filed herewith)

10.14*

Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003 and amended by Exhibit 10.14 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.15*

Employment Separation Agreement and Release between Richard F. Wallman and Honeywell International Inc. dated July 17, 2003 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended September 30, 2003)

10.16*

Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.16 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.17*

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002, and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008 and Exhibit 10.17 to Hoenywell’s Form 10-K for the year ended December 31, 2008)

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

10.21*	Stock Plan For Non-Employee Directors of Honeywell International Inc. Option Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2005)

Exhibit No.	Description
10.22*

Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by the attached amendment (filed herewith)

10.23*

Letter Agreement dated July 27, 2001 between Honeywell and Larry E. Kittelberger (incorporated by reference to Exhibit 10.23 to Honeywell’s Form 10-K for the year ended December 31, 2006, and amended by Exhibit 10.23 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.24*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.25*

Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006 and amended by Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2008) and amended by the attached amendment (filed herewith)

10.26*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.27*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.28*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.29*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s form 10-Q for the quarter ended June 30, 2006)

10.30*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.31*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.32*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.7 to Honeywell’s Form10-Q for the quarter ended June 30, 2006)

10.33*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended June 30, 2006)

10.34*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.34 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.35*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)
10.36*

Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007) and amended by the attached amendment (filed herewith)

Exhibit No.	Description
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

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

HONEYWELL INTERNATIONAL INC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2009
(In millions)

Allowance for Doubtful Accounts:

Balance December 31, 2006	$217
Provision charged to income	79
Deductions from reserves	(115)

Balance December 31, 2007	181
Provision charged to income	93
Deductions from reserves	(94)
Acquisitions	6

Balance December 31, 2008	186
Provision charged to income	177
Deductions from reserves	(134)
Acquisitions	6

Balance December 31, 2009	$235

Deferred Tax Assets—Valuation Allowance

Balance December 31, 2006	$516
Additions charged to income tax expense	56
Reductions credited to income tax expense	(114)
Additions charged to equity	28
Reductions credited to deferred tax assets, due to expired NOL	(19)
Additions charged to deferred tax assets, due to capital loss carryforwards	51
Reductions credited to goodwill	(28)

Balance December 31, 2007	490
Additions charged to income tax expense	112
Reductions credited to income tax expense	(54)
Reductions charged to deferred tax assets due to expiring NOLs	(8)
Reductions charged to deferred tax assets due to capital loss carryforwards	(7)
Additions charged to equity	(51)
Reductions credited to goodwill	(37)

Balance December 31, 2008	445
Additions charged to income tax expense	142
Reductions credited to income tax expense	(30)
Reductions charged to deferred tax asset due to expired NOL	3
Reductions charged to deferred tax assets due to capital loss carryforwards	(9)
Additions charged to equity	27

Balance December 31, 2009	$578