Form 10-Q
period 2010-03-31
HONEYWELL INTERNATIONAL INC
filed 2010-04-23
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 766,182,091 shares of Common Stock outstanding at March 31, 2010.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2009.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,

	2010	2009

	(Dollars in millions, except per share amounts)

Product sales	$6,047	$5,818
Service sales	1,729	1,752

Net sales	7,776	7,570

Costs, expenses and other
Cost of products sold	4,787	4,608
Cost of services sold	1,195	1,148

	5,982	5,756
Selling, general and administrative expenses	1,136	1,152
Other (income) expense	(2)	2
Interest and other financial charges	107	117

	7,223	7,027

Income from continuing operations before taxes	553	543
Tax expense	160	144

Net income	393	399
Less: Net income attributable to the noncontrolling interest	7	2

Net income attributable to Honeywell	$386	$397

Earnings per share of common stock-basic	$0.50	$0.54

Earnings per share of common stock-assuming dilution	$0.50	$0.54

Cash dividends per share of common stock	$0.3025	$0.3025

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2010	December 31, 2009

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,851	$2,801
Accounts, notes and other receivables	6,184	6,274
Inventories	3,568	3,446
Deferred income taxes	1,024	1,034
Investments and other current assets	706	381

Total current assets	14,333	13,936

Investments and long-term receivables	586	579
Property, plant and equipment - net	4,697	4,847
Goodwill	10,362	10,494
Other intangible assets - net	2,114	2,174
Insurance recoveries for asbestos
related liabilities	936	941
Deferred income taxes	1,973	2,017
Other assets	1,025	1,016

Total assets	$36,026	$36,004

LIABILITIES
Current liabilities:
Accounts payable	$3,553	$3,633
Short-term borrowings	44	45
Commercial paper	1,248	298
Current maturities of long-term debt	23	1,018
Accrued liabilities	6,233	6,153

Total current liabilities	11,101	11,147

Long-term debt	6,246	6,246
Deferred income taxes	570	542
Postretirement benefit obligations other than pensions	1,547	1,594
Asbestos related liabilities	1,049	1,040
Other liabilities	6,409	6,481

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,859	3,823
Common stock held in treasury, at cost	(8,922)	(8,995)
Accumulated other comprehensive income (loss)	(4,543)	(4,429)
Retained earnings	17,635	17,487

Total Honeywell shareowners’ equity	8,987	8,844
Noncontrolling interest	117	110

Total shareowners’ equity	9,104	8,954

Total liabilities and shareowners’ equity	$36,026	$36,004

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2010	2009

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$386	$397
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	233	234
Repositioning and other charges	142	111
Net payments for repositioning and other charges	(119)	(148)
Pension and other postretirement expense	182	55
Pension and other postretirement payments	(36)	(47)
Stock compensation expense	50	42
Deferred income taxes	26	272
Excess tax benefits from share based payment arrangements	(2)	—
Other	(96)	(142)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	90	461
Inventories	(122)	49
Other current assets	(28)	(31)
Accounts payable	(80)	(629)
Accrued liabilities	117	(283)

Net cash provided by operating activities	743	341

Cash flows from investing activities:
Expenditures for property, plant and equipment	(70)	(109)
Proceeds from disposals of property, plant and equipment	1	8
Increase in investments	(296)	—
Decrease in investments	—	1
Cash paid for acquisitions, net of cash acquired	—	(20)
Other	(16)	(6)

Net cash used for investing activities	(381)	(126)

Cash flows from financing activities:
Net increase/(decrease) in commercial paper	950	(931)
Net (decrease)/increase in short-term borrowings	(1)	6
Proceeds from issuance of common stock	32	4
Proceeds from issuance of long-term debt	—	1,488
Payments of long-term debt	(1,001)	(493)
Excess tax benefits from share based payment arrangements	2	—
Cash dividends paid	(231)	(224)

Net cash used for financing activities	(249)	(150)

Effect of foreign exchange rate changes on cash and cash equivalents	(63)	(78)

Net increase/(decrease) in cash and cash equivalents	50	(13)
Cash and cash equivalents at beginning of period	2,801	2,065

Cash and cash equivalents at end of period	$2,851	$2,052

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three month period ended March 31, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three month periods ended March 31, 2010 and 2009 were April 3, 2010 and April 4, 2009, respectively.

          The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

          Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2. Recent Accounting Pronouncements

          Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

          The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

          In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance was effective for fiscal years beginning after November 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance was effective for fiscal years beginning after November 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

          In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company has elected to early adopt this guidance, on a prospective basis for applicable transactions originating or materially modified after January 1, 2010. The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations in the period of adoption. Adoption impacts in future periods will vary based upon the nature and volume of new or materially modified transactions but are not expected to have a significant impact on sales.

NOTE 3. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended March 31,

	2010	2009

Severance	$33	$62
Asset impairments	8	2
Exit costs	4	1
Adjustments	(5)	(21)

Total net repositioning charge	40	44

Asbestos related litigation charges, net of insurance	38	36
Probable and reasonably estimable environmental liabilities	46	31

Other	18	—

Total net repositioning and other charges	$142	$111

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,

	2010	2009

Cost of products and services sold	$139	$94
Selling, general and administrative expenses	3	17

	$142	$111

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,

	2010	2009

Aerospace	$—	$(2)
Automation and Control Solutions	24	23
Specialty Materials	11	4
Transportation Systems	59	51
Corporate	48	35

	$142	$111

          In the first quarter of 2010 we recognized a net repositioning charge of $40 million including severance costs of $33 million related to workforce reductions of 617 manufacturing and administrative positions primarily in our Automation and Control Solutions and Transportation Systems segments. The workforce reductions were primarily related to the planned shutdown of certain manufacturing facilities in our Automation and Control Solutions and Transportation Systems segments. The repositioning charge also included asset impairments of $8 million principally related to manufacturing plant and equipment in facilities scheduled to close.

          In the first quarter of 2009, we recognized repositioning charges totaling $65 million primarily for severance costs related to workforce reductions of 1,309 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the adverse market conditions experienced by many of our businesses as well as cost savings actions taken in connection with our ongoing functional transformation initiative. Also, $21 million of previously established accruals for severance, mainly at our Aerospace, Automation and Control Solutions and Transportation Systems segments, were returned to income in the first quarter of 2009 due to fewer employee separations than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2009	$303	$—	$37	$340
2010 charges	33	8	4	45
2010 usage	(54)	(8)	(2)	(64)
Adjustments	(5)	—	—	(5)

Balance at March 31, 2010	$277	$—	$39	$316

          Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs principally includes product recertification and requalification and employee training and travel. The following tables summarize by segment, expected, incurred and remaining exit and disposal costs related to 2010 and 2008 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in 2009 which we were not able to recognize at the time the actions were initiated were not significant.

2008 Repositioning Actions	Aerospace	Automation and Control Solutions	Transpor- tation Systems	Total

Expected exit and disposal costs	$96	$27	$6	$129
Costs incurred year ended December 31, 2008	(12)	—	(1)	(13)
Costs incurred year ended December 31, 2009	(44)	(1)	(2)	(47)
Costs incurred three months ended March 31, 2010	(10)	(3)	—	(13)

Remaining exit and disposal costs at March 31, 2010	$30	$23	$3	$56

2010 Repositioning Actions	Automation and Control Solutions	Transpor- tation Systems	Total

Expected exit and disposal costs	$6	$3	$9
Costs incurred three months ended March 31, 2010	—	—	—

Remaining exit and disposal costs at March 31, 2010	$6	$3	$9

          In the first quarter of 2010, we recognized a charge of $46 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We recognized a charge of $38 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2010, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 14, Commitments and Contingencies. We also recognized other charges of $18 million in connection with the evaluation of potential settlements of certain legal matters.

          In the first quarter of 2009, we recognized a charge of $31 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $36 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2009, net of probable insurance recoveries.

NOTE 4. Other (income) expense.

	Three Months Ended March 31,

	2010	2009

Equity (income)/loss of affiliated companies	$(4)	$(6)
Interest income	(9)	(12)
Foreign exchange	11	22
Other, net	—	(2)

	$(2)	$2

NOTE 5. Earnings Per Share

          The details of the earnings per share calculations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Basic
Net income attributable to Honeywell	$386	$397
Weighted average number of common shares outstanding	765.7	737.7

Earnings per share of common stock	$0.50	$0.54

	2010	2009

Assuming Dilution
Net income attributable to Honeywell	$386	$397
Average Shares
Weighted average number of common shares outstanding	765.7	737.7
Dilutive securities issuable in connection with stock plans	6.0	1.6

Total weighted average number of common shares outstanding	771.7	739.3

Earnings per share of common stock	$0.50	$0.54

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2010 and 2009, the number of stock options excluded from the computations were 18.4 and 41.2 million, respectively. These stock options were outstanding at the end of each of the respective periods.

NOTE 6. Accounts, Notes and Other Receivables

	March 31, 2010	December 31, 2009

Trade	$6,060	$6,183
Other	356	326

	6,416	6,509
Less - Allowance for doubtful accounts	(232)	(235)

	$6,184	$6,274

NOTE 7. Inventories

	March 31, 2010	December 31, 2009

Raw materials	$1,030	$988
Work in process	820	796
Finished products	1,874	1,823

	3,724	3,607
Less – Progress payments	1	—
- Reduction to LIFO cost basis	(157)	(161)

	$3,568	$3,446

NOTE 8. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the three months ended March 31, 2010 by segment is as follows:

	Dec. 31, 2009	Acquisitions	Divestitures	Currency Translation Adjustment	Mar, 31, 2010

Aerospace	$1,891	$—	$—	$(11)	$1,880
Automation and Control Solutions	6,918	8	—	(115)	6,811
Specialty Materials	1,164	—	—	(6)	1,158
Transportation Systems	521	—	—	(8)	513

	$10,494	$8	$—	$(140)	$10,362

Other intangible assets are comprised of:

	March 31, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Patents and technology	$1,055	$(619)	$436	$1,053	$(595)	$458
Customer relationships	1,356	(311)	1,045	1,359	(282)	1,077
Trademarks	173	(67)	106	164	(62)	102
Other	482	(384)	98	514	(406)	108

	3,066	(1,381)	1,685	3,090	(1,345)	1,745

Trademarks with indefinite lives	429	—	429	429	—	429

	$3,495	$(1,381)	$2,114	$3,519	$(1,345)	$2,174

          Amortization expense related to intangible assets for the three months ended March 31, 2010 and 2009 was $60 and $61 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2010 and determined that there was no impairment as of that date.

NOTE 9. Long-term Debt and Credit Agreements

	March 31, 2010	December 31, 2009

7.50% notes due 2010	—	1,000
6.125% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
Industrial development bond obligations, floating rate maturing at various dates through 2037	47	47
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.61%-15.5% maturing at various dates through 2017	105	100

	6,269	7,264
Less-current portion	(23)	(1,018)

	$6,246	$6,246

The schedule of principal payments on long term debt is as follows:

At March 31, 2010

2010	$17
2011	520
2012	406
2013	605
2014	606
Thereafter	4,115

6,269
Less-current portion	(23)

$6,246

          In the first quarter of 2010, the Company repaid $1,000 million of its 7.50% notes. The repayment was funded with the issuance of commercial paper and cash provided by operating activities.

          We sell interests in designated pools of trade accounts receivables to third parties. As of March 31, 2010 and December 31, 2009 none of the receivables in the designated pools had been sold to third parties. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion. As a result, program receivables remain on the Company’s balance sheet, reflected as Accounts, notes and other receivables with a corresponding amount recorded as either Short-term borrowings or Long-term debt. Program costs are recognized as Interest and other financial charges in the Consolidated Statement of Operations.

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

          Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At March 31, 2010 and December 31, 2009 we had contracts with notional amounts of $3,817 and $2,959 million, respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Singapore dollar.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At March 31, 2010 and December 31, 2009 we had contracts with notional amounts of $39 and $52 million, respectively, related to forward commodity agreements, principally for base metals and natural gas.

          Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2010 and

December 31, 2009, interest rate swap agreements designated as fair value hedges effectively changed $600 million of fixed rate debt at a rate of 3.875 percent to LIBOR based floating debt. Our interest rate swaps mature in 2014.

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

          The Company endeavors to utilize the best available information in measuring fair value. Nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis:

	March 31, 2010	December 31, 2009

Assets:
Foreign currency exchange contracts	$40	$11
Available for sale investments	478	141
Interest rate swap agreements	4	1
Forward commodity contracts	5	4
Liabilities:
Foreign currency exchange contracts	$21	$3
Interest rate swap agreements	—	3
Forward commodity contracts	7	—

          The foreign currency exchange contracts, interest rate swap agreements, and forward commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in marketable equity securities, commercial paper, certificates of deposits, and time deposits that are designated as available for sale and are valued using market transactions in over-the-counter markets. As such, these investments are classified within level 2.

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Long-term receivables	$287	$272	$317	$303
Liabilities :
Long-term debt and related current maturities	$6,265	$6,601	$7,262	$7,677

          As of March 31, 2010 the Company had $14 million of nonfinancial assets, specifically property, plant and equipment, software, and intangible assets, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $13 million as of March 31, 2010. The Company has determined that our nonfinancial assets and nonfinancial liabilities are level 3 in the fair value hierarchy. As of March 31, 2009 the Company had $2 million of nonfinancial assets, specifically property, plant and equipment, that were accounted for at fair value on a nonrecurring basis as part of repositioning occurring in the first quarter of 2009. Based on the fair value of these assets the Company recognized losses of $2 million as of March 31, 2009.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of asset derivatives consist of the following:

Designated as a Hedge	Balance Sheet Location	March 31, 2010	December 31, 2009

Foreign currency exchange contracts	Accounts, notes and other receivables	$40	$8

Interest rate swap agreements	Other assets	4	1

Commodity contracts	Accounts, notes and other receivables	5	4

Not Designated as a Hedge	Balance Sheet Location

Foreign currency exchange contracts	Accounts notes and other receivables	$—	$3

Fair value of liability derivatives consist of the following:

Designated as a Hedge	Balance Sheet Location	March 31, 2010	December 31, 2009

Foreign currency exchange contracts	Accrued liabilities	$19	$1

Interest rate swap agreements	Accrued liabilities	—	3

Commodity contracts	Accrued liabilities	7	—

Not Designated as a Hedge	Balance Sheet Location

Foreign currency exchange contracts	Accrued liabilities	$2	$3

          Gains (losses) recognized in OCI consist of the following:

Designated as a Cash Flow Hedge	March 31, 2010	December 31, 2009

Foreign currency exchange contracts	$20	$18
Commodity contracts	(2)	(1)

          Gains (losses) reclassified from AOCI to Income (effective portions) consist of the following:

Designated as a Cash Flow Hedge	Income Statement Location	March 31, 2010	March 31, 2009

Foreign currency exchange contracts	Product sales	$(3)	$(2)
	Cost of products sold	2	(2)
	Selling general and administrative	1	—

Commodity contracts	Cost of products sold	(1)	(1)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were less than $1 million in the first quarter of 2010 and 2009 and are located in cost of products sold. Foreign currency exchange contracts designated in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $4 million as of March 31, 2010. These gains were fully off-set by losses on the underlying debt being hedged. As of March 31, 2009 we had no interest rate swap agreements.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. As of March 31, 2010 and 2009, we recognized $22 million and $39 million of expense, respectively in Other (Income) Expense.

NOTE 11. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended March 31,

	2010	2009

Net income	$393	$397

Foreign exchange translation adjustment	(284)	(250)
Pensions and other post retirement benefit adjustments	114	26
Changes in fair value of available for sale investments	49	(22)
Changes in fair value of effective cash flow hedges	7	6

Total comprehensive income	279	157
Comprehensive income attributable to noncontrolling interest (1)	(7)	(2)

Comprehensive income (loss) attributable to Honeywell	$272	$155

(1)	Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

In the first quarter of 2010 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended March 31,

	2010	2009

Net Sales
Aerospace	$2,506	$2,759
Automation and Control Solutions	3,124	3,001
Specialty Materials	1,139	1,054
Transportation Systems	1,007	756
Corporate	—	—

	$7,776	$7,570

Segment Profit
Aerospace	$413	$488
Automation and Control Solutions	386	311
Specialty Materials	170	125
Transportation Systems	96	(3)
Corporate	(29)	(45)

Total Segment Profit	1,036	876

Other income/(expense) (A)	(2)	(8)
Interest and other financial charges	(107)	(117)
Stock compensation expense (B)	(50)	(42)
Pension (expense) (B)	(200)	(26)
Other postretirement income/(expense) (B)	18	(29)
Repositioning and other charges (B)	(142)	(111)

Income from continuing operations before taxes	$553	$543

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

NOTE 13. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,

	2010	2009

Pension Benefits
Service cost	$73	$57
Interest cost	247	242
Expected return on plan assets	(311)	(321)
Amortization of prior service cost	5	7
Recognition of actuarial losses	176	36
Settlements and curtailments	4	—

	$194	$21

	Three Months Ended March 31,

	2010	2009

Other Postretirement Benefits
Service cost	$1	$3
Interest cost	24	29
Amortization of prior service (credit)	(10)	(10)
Recognition of actuarial losses	4	7
Settlements and curtailments	(37)	—

	$(18)	$29

          On February 1, 2010, in connection with a new collective bargaining agreement reached with one of its union groups, Honeywell amended its U.S. retiree medical plan eliminating the subsidy for those union employees who retire after February 1, 2013. This plan amendment reduced the accumulated postretirement benefit obligation by $39 million which will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $37 million in the first quarter of 2010 which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition of previously unrecognized negative prior service costs attributable to the future years of service of the union group for which future accrual of benefits has been eliminated.

          We recorded a one-time, non-cash charge of $13 million related to income taxes in the first quarter of 2010, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. The charge results from a change in the tax treatment of the Medicare Part D program.

          In April 2010, Honeywell contributed marketable securities valued at $100 million to one of its non-U.S. pension plans.

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

Three Months Ended March 31, 2010

Beginning of period	$779
Accruals for environmental matters deemed probable and reasonably estimable	50
Environmental liability payments	(39)
Other	11

End of period	$801

          Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2010	December 31, 2009

Accrued liabilities	$318	$314
Other liabilities	483	465

	$801	$779

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

          New Jersey Chrome Sites— The excavation and offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7 was completed in January 2010. We have also received approval of the United States District Court for the District of New Jersey for the implementation of related groundwater and sediment remedial actions, and are seeking the appropriate permits from state and federal agencies. Provisions have been made in our financial statements for the estimated cost of these remedies.

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

          Dundalk Marine Terminal, Baltimore— Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear 77 percent of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase is ongoing, after which the appropriate remedies will be identified and chosen. We have negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

          Onondaga Lake, Syracuse, NY— We are implementing a combined dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. We have accrued for our estimated cost of remediating Onondaga Lake based on currently available information and analysis performed by our engineering consultants. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate under the accounting policy described above.

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

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims as of March 31, 2010 and December 31, 2009 of $1.1 billion. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of March 31, 2010 and December 31, 2009, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $829 and $831 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2010, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. Approximately $300 million of coverage under these policies is included in our NARCO-related insurance receivable at March 31, 2010. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Appellate Division, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through March 31, 2010, we have resolved approximately 153,000 Bendix related asbestos claims. We had 129 trials resulting in favorable verdicts and 17 trials resulting in adverse verdicts. Four of these adverse verdicts were reversed on appeal, five verdicts were vacated on post-trial motions, three claims were settled and the remaining five have been or will be appealed. The claims portfolio was reduced in 2009 due to settlements, dismissals and the elimination of significantly aged (i.e., pending for more than six years), inactive (including claims for which the required medical and exposure showings have not been made) and duplicate claims. The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31, 2010	Year Ended December 31,

		2009	2008

Claims Activity
Claims Unresolved at the beginning of period	19,940	51,951	51,658
Claims Filed during the period	644	2,697	4,003
Claims Resolved and Reactivated during the period (1)	316	(34,708)	(3,710)

Claims Unresolved at the end of period	20,900	19,940	51,951

(1) Includes approximately 1,400 claims previously classified as inactive (93% non-malignant and accrued liability of approximately $1.8 million) which were activated during the current period.

Disease Distribution of Unresolved Claims

		December 31,

	March 31, 2010	2009	2008

Mesothelioma and Other Cancer Claims	4,890	4,727	5,575
Other Claims	16,010	15,213	46,376

Total Claims	20,900	19,940	51,951

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2009	2008	2007	2006

	(in whole dollars)
Malignant claims	$50,000	$65,000	$33,000	$33,000
Nonmalignant claims	$200	$1,500	$500	$250

          It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $575 and $566 million at March 31, 2010 and December 31, 2009, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year we update our analysis of the estimated cost of future Bendix related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous four years. Changes in the tort system which began in 2006 refocused asbestos litigation on mesothelioma cases, making the four year period 2006 through 2009 representative for forecasting purposes. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

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

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $169 and $172 million are reflected as receivables in our consolidated balance sheet at March 31, 2010 and December 31, 2009, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and Friction Products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Three Months Ended March 31, 2010

	Bendix	NARCO	Total

Beginning of period	$566	$1,128	$1,694
Accrual for update to estimated liability	41	1	42
Asbestos related liability payments	(32)	(1)	(33)

End of period	$575	$1,128	$1,703

Insurance Recoveries for Asbestos Related Liabilities

	Three Months Ended March 31, 2010

	Bendix	NARCO	Total

Beginning of period	$172	$831	$1,003
Probable insurance recoveries related to estimated liability	4	—	4
Insurance receipts for asbestos related liabilities	(7)	(2)	(9)

End of period	$169	$829	$998

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31, 2010	December 31, 2009

Other current assets	$62	$62
Insurance recoveries for asbestos related liabilities	936	941

	$998	$1,003

Accrued liabilities	$654	$654
Asbestos related liabilities	1,049	1,040

	$1,703	$1,694

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2010, and the related consolidated statement of operations for the three-month periods ended March 31, 2010 and 2009 and the consolidated statement of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statement of operations, of shareowners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 22, 2010

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

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the first quarter ended March 31, 2010. The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

A.	RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

Net Sales

	Three Months Ended March 31,

	2010	2009

Net sales	$7,776	$7,570
% change compared with prior period	3%

          The increase in net sales in the first quarter of 2010 compared with the first quarter of 2009 is attributable to the following:

Foreign Exchange	3%
Price	1
Volume	(1)
Acquisitions/Divestitures	—

3%

          A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended March 31,

	2010	2009

Cost of products and services sold	$5,982	$5,756
Gross Margin percentage	23.1%	24.0%

          Cost of products and services sold increased by $226 million or 4 percent in 2010 compared with 2009. This increase is primarily due to higher pension expense (driven by an increase in amortization of losses in our U.S. plans) and increased sales as a result of the factors discussed within the Review of Business Segments section of this MD&A, partially offset by benefits from prior repositioning actions, the positive impact of indirect cost savings initiatives across each of our Business Segments and lower other postretirement benefits expense (primarily related to a curtailment gain, see Note 13 of Notes to Financial Statements).

          Gross margin percentage decreased by 0.9 of a percentage point in the first quarter of 2010 compared with the first quarter of 2009 primarily due to higher pension expense and lower margins in our Aerospace segment, partially offset by higher margins in our Transportation Systems, Automation and Control Solutions and Specialty Materials segments and lower other postretirement benefits expense.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended March 31,

	2010	2009

Selling, general and administrative expenses	$1,136	$1,152
Percent of sales	14.6%	15.2%

          Selling, general and administrative expenses (SG&A) as a percentage of sales decreased by 0.6 of a percentage point in the first quarter of 2010 compared with the first quarter of 2009 primarily due to increased sales and benefits of indirect cost savings initiatives across each of our Business Segments, partially offset by higher pension costs, resulting in decreased SG&A expense of $16 million.

Other (Income) Expense

	Three Months Ended March 31,

	2010	2009

Equity (income)/loss of affiliated companies	$(4)	$(6)
Interest income	(9)	(12)
Foreign exchange	11	22
Other net	—	(2)

	$(2)	$2

          Other income of $2 million in the first quarter of 2010 compared with Other expense of $2 the first quarter of 2009 is primarily due to lower foreign exchange losses offset by lower interest income (primarily due to lower interest rates).

Interest and Other Financial Charges

	Three Months Ended March 31,

	2010	2009

Interest and other financial charges	$107	$117
% change compared with prior period	(9)%

          Interest and other financial charges decreased by 9 percent in the first quarter of 2010 compared with the first quarter of 2009, due to lower debt balances and lower borrowing costs.

Tax Expense

	Three Months Ended March 31,

	2010	2009

Tax expense	$160	$144
Effective tax rate	28.9%	26.5%

          The effective tax rate in the first quarter of 2010 increased 2.4 percentage points compared to the first quarter of 2009 primarily due to the impact of an enacted change in the tax treatment of the Medicare Part D program (see Note 13 of Notes to Financial Statements).

          The effective tax rate was lower than the statutory rate of 35 percent primarily due to foreign earnings taxed at lower tax rates.

Net Income Attributable to Honeywell

	Three Months Ended March 31,

	2010	2009

Net income attributable to Honeywell	$386	$397
Earnings per share of common stock – assuming dilution	$0.50	$0.54

          Earnings per share of common stock – assuming dilution decreased by $0.04 per share in the first quarter of 2010 compared with the first quarter of 2009 primarily due primarily to higher pension expense, lower segment profit in our Aerospace segment and an increase in the number of shares outstanding, partially offset by higher segment profit in our Transportation Systems, Automation and Control Solutions and Specialty Materials segments and lower other postretirement expense.

Review of Business Segments

	Three Months Ended March 31,

	2010	2009

Net Sales
Aerospace	$2,506	$2,759
Automation and Control Solutions	3,124	3,001
Specialty Materials	1,139	1,054
Transportation Systems	1,007	756
Corporate	—	—

	$7,776	$7,570

Segment Profit
Aerospace	$413	$488
Automation and Control Solutions	386	311
Specialty Materials	170	125
Transportation Systems	96	(3)
Corporate	(29)	(45)

Total Segment Profit	1,036	876

Other income/(expense) (A)	(2)	(8)
Interest and other financial charges	(107)	(117)
Stock compensation expense (B)	(50)	(42)
Pension (expense) (B)	(200)	(26)
Other postretirement income/(expense) (B)	18	(29)
Repositioning and other charges (B)	(142)	(111)

Income from continuing operations before taxes	$553	$543

(A)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(B)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	Three Months Ended March 31,

	2010	2009

Net sales	$2,506	$2,759
% change compared with prior period	(9)%
Segment profit	$413	$488
% change compared with prior period	(15)%

          Aerospace sales by major customer end-markets for the first quarter ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,

	% of Aerospace Sales		% Changes in Sales

Customer End-Markets	2010	2009	2010 Versus 2009

Commercial:
Air transport and regional original equipment	13%	14%	(16%)
Air transport and regional aftermarket	23	22	(4)
Business and general aviation original equipment	5	11	(59)
Business and general aviation aftermarket	9	8	1
Defense and Space	50	45	—

Total	100%	100%	(9%)

          Aerospace sales decreased by 9 percent in the first quarter of 2010 compared with the first quarter of 2009. Details regarding the changes in sales by customer end-markets are as follows:

•	Air transport and regional original equipment (OE) sales decreased by 16 percent driven primarily by lower sales to our OE customers, consistent with production rates and platform mix.

•

Air transport and regional aftermarket sales decreased by 4 percent primarily as a result of decreased sales of spare parts driven by higher parked aircraft and customer inventory initiatives, partially offset by the impact of increased flying hours of approximately 4 percent. While we expect global flying hours to increase slightly in 2010, we expect aftermarket sales to be flat for the full year 2010 compared to 2009.

•	Business and general aviation OE sales decreased by 59 percent due to the expected decrease in new business jet deliveries reflecting rescheduling and cancellations of deliveries by OE customers.

•	Business and general aviation aftermarket sales increased by 1 percent primarily due to increased sales of spare parts due to higher engine utilization.

•

Defense and space sales were essentially unchanged, primarily due to higher sales of logistics services and original equipment for military platforms offset by lower sales related to commercial helicopters and program completions. Delays in defense and space programs could impact the timing of sales in this end-market over the course of 2010.

          Aerospace segment profit decreased by 15 percent in the first quarter of 2010 compared with the first quarter of 2009 primarily due to lower sales as a result of the factors discussed above partially offset by volume related material cost reductions and reduced labor costs (reflecting reduced census, work schedule reductions and benefits from prior repositioning actions) and the positive impact of indirect cost savings initiatives.

Automation and Control Solutions

	Three Months Ended March 31,

	2010	2009

Net sales	$3,124	$3,001
% change compared with prior period	4%
Segment profit	$386	$311
% change compared with prior period	24%

          Automation and Control Solutions (“ACS”) sales increased by 4 percent in the first quarter of 2010 compared with the first quarter of 2009, primarily due to the positive impact of foreign exchange of 5 percent. Regionally, we experienced strength in Asia, modest growth in North America and continued weakness in Europe.

•

Sales in our Products businesses increased by 5 percent, including the positive impact of foreign exchange and higher sales volume in selected businesses. While we continue to see softness in commercial and residential end-markets, we have started to experience improvements in our businesses tied to industrial production resulting in increased sales volume of our sensing and control, scanning and mobility, gas detection and personal protective equipment products.

•

Sales in our Solutions businesses increased by 2 percent primarily due to the positive impact of foreign exchange, growth in energy efficiency projects and acquisitions most significantly the RMG Group, partially offset by volume decreases largely due to continued soft demand for process solutions projects, most significantly refining. Orders and backlog increased in the first quarter primarily driven by energy efficiency projects, industrial field solutions and growth in emerging regions.

          ACS segment profit increased by 24 percent in the first quarter of 2010 compared with the first quarter of 2009 principally due to the increased sales as a result of the factors noted above, benefits from prior repositioning actions and the positive impact of indirect cost savings initiatives, partially offset by inflation.

Specialty Materials

	Three Months Ended March 31,

	2010	2009

Net sales	$1,139	$1,054
% change compared with prior period	8%
Segment profit	$170	$125
% change compared with prior period	36%

          Specialty Materials sales increased by 8 percent in the first quarter of 2010 compared with the first quarter of 2009 driven by (i) a 34 percent increase in our Resins and Chemicals business due to price increases (most significantly the result of formula pricing arrangements), (ii) a 20 percent increase in our Specialty Products business most significantly due to increased sales to our semiconductor customers, and (iii) a 20 percent increase in our Fluorine Products business primarily due to higher sales volume of refrigerants and insulating materials, partially offset by a 15 percent decrease in our UOP business due to lower catalyst sales and timing of project activity in the refining and petrochemical industries.

          Specialty Materials segment profit increased by 36 percent in the first quarter of 2010 compared with the first quarter of 2009. The increase is due principally to higher sales volumes as a result of the factors discussed above and the positive impact of indirect cost savings initiatives. We anticipate the above noted positive trends in certain customer end markets to continue throughout 2010.

Transportation Systems

	Three Months Ended March 31,

	2010	2009

Net sales	$1,007	$756
% change compared with prior period	33%
Segment profit	$96	$(3)

          Transportation Systems sales increased by 33 percent in the first quarter of 2010 compared with the first quarter of 2009, primarily due to higher volume and the positive impact of foreign exchange.

•

Turbo Technologies, including Friction Materials, sales increased by 45 percent primarily due to increased turbocharger sales to both commercial and light vehicle engine manufacturers and the positive impact of foreign exchange. We expect increased volumes to continue as we benefit from new platform launches and increased diesel penetration rates in Western Europe.

•

Consumer Products Group sales increased by 6 percent primarily due to the positive impacts of foreign exchange, improvements in sales volumes across each of our major brands and higher prices (primarily pass through of ethylene glycol cost increases).

          Transportation Systems segment profit increased $99 million in the first quarter of 2010 compared with the first quarter of 2009 due principally to higher sales volume as a result of the factors discussed above and increased productivity driven by benefits from prior repositioning actions.

Repositioning and Other Charges

          See Note 3 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three months ended March 31, 2010 and 2009. Our repositioning actions are expected to generate incremental pretax savings of approximately $300 million in 2010 compared with 2009 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $56 million in the first three months of 2010 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will be approximately $225 million in 2010 and will be funded through operating cash flows.

B.	LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009, are summarized as follows:

	2010	2009

Cash provided by/(used for):
Operating activities	$743	$341

Investing activities	(381)	(126)

Financing activities	(249)	(150)
Effect of exchange rate changes on cash	(63)	(78)

Net increase/(decrease) in cash and cash equivalents	$50	$(13)

          Cash provided by operating activities increased by $402 million during the first three months of 2010 compared with the first three months of 2009, primarily due to higher accrued expenses of $400 million (primarily increased customer advances and lower benefit and other employee related payments), partially offset by higher cash taxes of $214 million.

          Cash used for investing activities increased by $255 million during the first three months of 2010 compared with the first three months of 2009 due primarily to investment in marketable securities of $296 million, partially offset by decreased expenditures for property, plant, and equipment of $39 million.

          Cash used for financing activities increased by $99 million during the first three months of 2010 compared with the first three months of 2009 primarily due to a net repayment of debt (including commercial paper) in the first quarter 2010 of $52 million compared to net proceeds (including commercial paper) of $70 million in the first quarter of 2009 partially offset by an increase in proceeds from issuance of common stock, primarily related to stock option exercises, of $28 million.

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

          In the first quarter of 2010, the Company repaid $1,000 million of its 7.50% notes. The repayment was funded with the issuance of commercial paper and cash provided by operating activities.

          We plan to make voluntary contributions of Honeywell common stock to our U.S. pension plans in 2010 totaling approximately $400 million to improve the funded status of our plans. We also expect to make contributions to our non-U.S. plans of approximately $150 million in 2010, including $100 million of marketable securities that were contributed in April 2010.

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

Critical Accounting Policies

          The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 12, 2010.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our 2009 Annual Report on Form 10-K (Item 7A). As of March 31, 2010, there has been no material change in this information.

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

          Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

          Although the outcome of the matters discussed below cannot be predicted with certainty, we do not believe that any of them, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

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

          Honeywell is negotiating with the New York State Department of Environmental Conservation to settle allegations that Honeywell failed to properly close out waste storage areas associated with the legacy operations in Syracuse, New York, which areas are known as the Solvay Settling Basins.

          The United States Environmental Protection Agency and the United States Department of Justice are investigating whether the Company’s manufacturing facility in Hopewell, Virginia is in compliance with the requirements of the Clean Air Act and the facility’s air operating permit. Based on these investigations, the federal authorities have issued notices of violation with respect to the facility’s benzene waste operations, leak detection and repair program, emissions of nitrogen oxides and emissions of particulate matter. The Company has entered into negotiations with federal authorities to resolve the alleged violations.

ITEM 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 23, 2010	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Growth Plan Agreement (filed herewith)

10.2*	Consulting Agreement between Larry E. Kittelberger and Honeywell International Inc. dated March 24, 2010 (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Data required is provided in Note 5 to the consolidated financial statements in this report.