Form 10-Q
period 2010-06-30
HONEYWELL INTERNATIONAL INC
filed 2010-07-23
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 772,209,603 shares of Common Stock outstanding at June 30, 2010.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(Dollars in millions, except per share amounts)

Product sales	$6,419	$5,804	$12,466	$11,622
Service sales	1,742	1,762	3,471	3,514

Net sales	8,161	7,566	15,937	15,136

Costs, expenses and other
Cost of products sold	5,060	4,516	9,847	9,124
Cost of services sold	1,208	1,166	2,403	2,314

	6,268	5,682	12,250	11,438
Selling, general and administrative expenses	1,162	1,084	2,298	2,236
Other (income) expense	(9)	51	(11)	53
Interest and other financial charges	92	123	199	240

	7,513	6,940	14,736	13,967

Income before taxes	648	626	1,201	1,169
Tax expense	172	166	332	310

Net income	476	460	869	859
Less: Net income attributable to the noncontrolling interest	8	10	15	12

Net income attributable to Honeywell	$468	$450	$854	$847

Earnings per share of common stock-basic	$0.61	$0.60	$1.11	$1.14

Earnings per share of common stock-assuming dilution	$0.60	$0.60	$1.10	$1.14

Cash dividends per share of common stock	$0.3025	$0.3025	$0.6050	$0.6050

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2010	December 31, 2009

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,451	$2,801
Accounts, notes and other receivables	6,495	6,274
Inventories	3,596	3,446
Deferred income taxes	922	1,034
Investments and other current assets	1,460	381

Total current assets	14,924	13,936

Investments and long-term receivables	544	579
Property, plant and equipment - net	4,535	4,847
Goodwill	10,315	10,494
Other intangible assets - net	2,057	2,174
Insurance recoveries for asbestos related liabilities	854	941
Deferred income taxes	1,776	2,017
Other assets	1,086	1,016

Total assets	$36,091	$36,004

LIABILITIES
Current liabilities:
Accounts payable	$3,751	$3,633
Short-term borrowings	57	45
Commercial paper	1,148	298
Current maturities of long-term debt	23	1,018
Accrued liabilities	5,708	6,153

Total current liabilities	10,687	11,147

Long-term debt	6,254	6,246
Deferred income taxes	576	542
Postretirement benefit obligations other than pensions	1,551	1,594
Asbestos related liabilities	1,534	1,040
Other liabilities	6,361	6,481

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,913	3,823
Common stock held in treasury, at cost	(8,699)	(8,995)
Accumulated other comprehensive income (loss)	(5,031)	(4,429)
Retained earnings	17,867	17,487

Total Honeywell shareowners’ equity	9,008	8,844
Noncontrolling interest	120	110

Total shareowners’ equity	9,128	8,954

Total liabilities and shareowners’ equity	$36,091	$36,004

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2010	2009

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$854	$847
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	474	469
Repositioning and other charges	270	255
Net payments for repositioning and other charges	(221)	(294)
Pension and other postretirement expense(income)	385	(3)
Pension and other postretirement payments	(89)	(96)
Stock compensation expense	86	77
Deferred income taxes	395	345
Excess tax benefits from share based payment arrangements	(4)	—
Other	(194)	286
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(189)	342
Inventories	(150)	254
Other current assets	17	8
Accounts payable	116	(641)
Accrued liabilities	83	(382)

Net cash provided by operating activities	1,833	1,467

Cash flows from investing activities:
Expenditures for property, plant and equipment	(185)	(226)
Proceeds from disposals of property, plant and equipment	2	17
Increase in investments	(311)	—
Decrease in investments	10	1
Cash paid for acquisitions, net of cash acquired	(137)	(28)
Acquisition escrow	(859)	—
Other	(12)	(48)

Net cash used for investing activities	(1,492)	(284)

Cash flows from financing activities:
Net increase/(decrease) in commercial paper	850	(1,033)
Net increase/(decrease) in short-term borrowings	12	(193)
Proceeds from issuance of common stock	55	9
Proceeds from issuance of long-term debt	—	1,488
Payments of long-term debt	(1,001)	(493)
Excess tax benefits from share based payment arrangements	4	—
Cash dividends paid	(464)	(452)

Net cash used for financing activities	(544)	(674)

Effect of foreign exchange rate changes on cash and cash equivalents	(147)	32

Net (decrease)/increase in cash and cash equivalents	(350)	541
Cash and cash equivalents at beginning of period	2,801	2,065

Cash and cash equivalents at end of period	$2,451	$2,606

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2010 and 2009 were July 3, 2010 and July 4, 2009, respectively.

          The financial information as of June 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010

          Certain prior year amounts have been reclassified to conform to current year presentation.

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

Note 3. Acquisitions

          In May 2010, we announced our intention to acquire all of the issued and outstanding shares of Sperian Protection (Sperian) through an all-cash tender offer (the “Offer”) and a stock purchase agreement with two shareholders holding, directly and indirectly, an aggregate of 28.2% of Sperian’s share capital (the “SPA”). The aggregate value of the Offer is approximately $1,400 million, including the assumption of approximately $315 million of outstanding debt, net of cash. The Sperian board has unanimously recommended the Offer. Completion of this acquisition is subject to regulatory approval. Completion of the Offer is also subject to shares representing at least 57% of Sperian’s outstanding ordinary shares on a fully diluted basis (including the shares to be acquired pursuant to the SPA) being validly tendered into the Offer. We expect to complete the acquisition of Sperian in the third quarter of 2010 and to fund the acquisition with existing cash resources. During the second quarter of 2010, $859 million in cash was held in escrow and is classified as Investments and Other Current Assets on our Consolidated Balance Sheet. These escrow funds will be utilized to fund the acquisition.

          Sperian is a French public company which operates globally in the personal protection equipment (PPE) design and manufacturing industry and had reported 2009 revenues of approximately $900 million. Sperian will be integrated into our Automaton and Controls Solution segment.

Note 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Severance	$26	$80	$59	$142
Asset impairments	1	2	9	4
Exit costs	—	2	4	3
Adjustments	(3)	(18)	(8)	(39)

Total net repositioning charge	24	66	64	110

Asbestos related litigation charges, net of insurance	49	37	87	73
Probable and reasonably estimable environmental liabilities	55	36	101	67
Other	—	5	18	5

Total net repositioning and other charges	$128	$144	$270	$255

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Cost of products and services sold	$123	$114	$262	$208
Selling, general and administrative expenses	5	30	8	47

	$128	$144	$270	$255

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Aerospace	$6	$34	$6	$32
Automation and Control Solutions	5	4	29	27
Specialty Materials	—	1	11	5
Transportation Systems	48	62	107	113
Corporate	69	43	117	78

	$128	$144	$270	$255

          In the quarter ended June 30, 2010, we recognized repositioning charges totaling $27 million primarily for severance costs related to workforce reductions of 350 manufacturing and administrative positions in our Aerospace, Transportation Systems and Automation and Control Solutions segments. The workforce reductions were related to cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives and factory transitions in our Aerospace segment to more cost-effective locations.

          In the quarter ended June 30, 2009, we recognized repositioning charges totaling $84 million primarily for severance costs related to workforce reductions of 1,811 manufacturing and administrative positions principally in our Aerospace, Automation and Control Solutions and Transportation Systems segments. The workforce reductions were related to organizational realignments of portions of our Aerospace and Transportation Systems segments, adverse market conditions experienced by many of our businesses and a factory transition in our Transportation Systems segment to a more cost-effective location. Also, $18 million of previously established accruals, primarily for severance at our Automation and Control Solutions and Aerospace segments, were returned to income in the quarter ended June 30, 2009 due principally to fewer employee separations than originally planned associated with prior severance programs.

          In the six months ended June 30, 2010, we recognized repositioning charges totaling $72 million including severance costs of $59 million related to workforce reductions of 967 manufacturing and administrative positions primarily in our Automation and Control Solutions, Transportation Systems and Aerospace segments. The workforce reductions were primarily related to the planned shutdown of certain manufacturing facilities in our Automation and Control Solutions and Transportation Systems segments, cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives and factory transitions in our Aerospace segment to more cost-effective locations. The repositioning charge also included asset impairments of $9 million principally related to manufacturing plant and equipment in facilities scheduled to close.

          In the six months ended June 30, 2009, we recognized repositioning charges totaling $149 million primarily for severance costs related to workforce reductions of 3,120 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the adverse market conditions

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

experienced by many of our businesses, cost savings actions taken in connection with our ongoing functional transformation initiative, and organizational realignments of portions of our Aerospace and Transportation Systems segments. Also, $39 million of previously established accruals, primarily for severance at our Aerospace, Automation and Control Solutions and Transportation Systems segments, were returned to income in the six months ended June 30, 2009 due to fewer employee separations than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2009	$303	$—	$37	$340
Charges	59	9	4	72
Usage - cash	(88)	—	(5)	(93)
Usage - noncash	—	(9)	—	(9)
Foreign currency translation	(12)	—	—	(12)
Adjustments	(8)	—	—	(8)

June 30, 2010	$254	$—	$36	$290

          Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs principally includes product recertification and requalification and employee training and travel. The following tables summarize by segment, expected, incurred and remaining exit and disposal costs related to 2010 and 2008 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in 2009, which we were not able to recognize at the time the actions were initiated were not significant.

2008 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$96	$27	$6	$129
Costs incurred during
Year ended December 31, 2008	(12)	—	(1)	(13)
Year ended December 31, 2009	(44)	(1)	(2)	(47)
Current year-to-date	(23)	(5)	—	(28)

Remaining exit and disposal costs	$17	$21	$3	$41

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$9	$6	$3	$18
Costs incurred during Current year-to-date	—	—	—	—

Remaining exit and disposal costs	$9	$6	$3	$18

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          In the quarter ended June 30, 2010, we recognized a charge of $55 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $49 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2010, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the quarter ended June 30, 2009, we recognized a charge of $36 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $37 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2009, net of probable insurance recoveries.

          In the six months ended June 30, 2010, we recognized a charge of $101 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $87 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2010, net of probable insurance recoveries. We also recognized other charges of $18 million in connection with the evaluation of potential settlements of certain legal matters.

          In the six months ended June 30, 2009, we recognized a charge of $67 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $73 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2009, net of probable insurance recoveries.

Note 5. Other (income) expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Equity (income)/loss of affiliated companies	$(9)	$(9)	$(13)	$(15)
Interest income	(7)	(6)	(16)	(18)
Foreign exchange	(3)	5	8	27
Other, net	10	61	10	59

	$(9)	$51	$(11)	$53

Other, net in the second quarter of 2009 includes an other-than-temporary impairment charge of $62 million. See Note 11 for further details.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 6. Earnings Per Share

          The details of the earnings per share calculations for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009

Basic
Net income attributable to Honeywell	$468	$450	$854	$847
Weighted average shares outstanding	769.6	747.7	767.7	742.7

Earnings per share of common stock	$0.61	$0.60	$1.11	$1.14

	Three Months Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009

Assuming Dilution
Net income attributable to Honeywell	$468	$450	$854	$847

Average Shares
Weighted average shares outstanding	769.6	747.7	767.7	742.7
Dilutive securities issuable - stock plans	7.7	2.4	6.8	2.0

Total weighted average shares outstanding	777.3	750.1	774.5	744.7

Earnings per share of common stock	$0.60	$0.60	$1.10	$1.14

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2010, the weighted average number of stock options excluded from the computations were 14.8 and 16.6 million, respectively. For the three and six months ended June 30, 2009, the weighted average number of stock options excluded from the computations were 45.6 and 43.4 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	June 30, 2010	December 31, 2009

Trade	$6,164	$6,183
Other	571	326

	6,735	6,509
Less - Allowance for doubtful accounts	(240)	(235)

	$6,495	$6,274

          Trade Receivables includes $1,215 and $1,167 million of unbilled balances under long-term contracts as of June 30, 2010 and December 31, 2009, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 8. Inventories

	June 30, 2010	December 31, 2009

Raw materials	$1,037	$988
Work in process	807	796
Finished products	1,909	1,823

	3,753	3,607
Reduction to LIFO cost basis	(157)	(161)

	$3,596	$3,446

Note 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the six months ended June 30, 2010 by segment is as follows:

	December 31, 2009	Acquisitions	Divestitures	Currency Translation Adjustment	June 30, 2010

Aerospace	$1,891	$—	$—	$(16)	$1,875
Automation and Control Solutions	6,918	107	—	(246)	6,779
Specialty Materials	1,164	—	—	(15)	1,149
Transportation Systems	521	—	—	(9)	$512

	$10,494	$107	$—	$(286)	$10,315

	June 30, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,052	$(626)	$426	$1,053	$(595)	$458
Customer relationships	1,341	(331)	1,010	1,359	(282)	1,077
Trademarks	95	(64)	31	164	(62)	102
Other	528	(385)	143	514	(406)	108

	3,016	(1,406)	1,610	3,090	(1,345)	1,745

Indefinite life intangibles:
Trademarks	447	—	447	429	—	429

	$3,463	$(1,406)	$2,057	$3,519	$(1,345)	$2,174

          Amortization expense related to intangible assets for the six months ended June 30, 2010 and 2009 was $119 and $125 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2010 and determined that there was no impairment as of that date.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 10. Long-term Debt and Credit Agreements

	June 30, 2010	December 31, 2009

7.50% notes due 2010	$—	$1,000
6.125% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
Industrial development bond obligations, floating rate maturing at various dates through 2037	47	47
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.62%-15.50% maturing at various dates through 2017	113	100

	6,277	7,264
Less current portion	(23)	(1,018)

	$6,254	$6,246

June 30, 2010

2010	$17
2011	519
2012	404
2013	605
2014	606
Thereafter	4,126

6,277
Less-current portion	(23)

$6,254

          In the first quarter of 2010, the Company repaid $1,000 million of its 7.50% notes. The repayment was funded with the issuance of commercial paper and cash provided by operating activities.

          We sell interests in designated pools of trade accounts receivables to third parties. As of June 30, 2010 and December 31, 2009 none of the receivables in the designated pools had been sold to third parties. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion. As a result, program receivables remain on the Company’s balance sheet, reflected as Accounts, notes and other receivables with a corresponding amount recorded as either Short-term borrowings or Long-term debt. Program costs are recognized as Interest and other financial charges in the Consolidated Statement of Operations.

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

          We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At June 30, 2010 and 2009, we had contracts with notional amounts of $3,212 million and $3,622 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee and Singapore dollar.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At June 30, 2010 and 2009, we had contracts with notional amounts of $26 million and $20 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2010 and December

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

31, 2009, interest rate swap agreements designated as fair value hedges effectively changed $600 million of fixed rate debt at a rate of 3.875 percent to LIBOR based floating debt. Our interest rate swaps mature in 2014.

          Fair Value of Financial Instruments— The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Assets:
Foreign currency exchange contracts	$40	$11
Available for sale investments	356	141
Interest rate swap agreements	20	1
Forward commodity contracts	2	4

Liabilities:
Foreign currency exchange contracts	$36	$3
Interest rate swap agreements	—	3
Forward commodity contracts	3	—

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

	June 30, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$270	$257	$317	$303
Liabilities
Long-term debt and related current maturities	$6,277	$6,978	$7,264	$7,677

          In the three and six months ended June 30, 2010, the Company had assets with a net book value of $4 million and $18 million, respectively, specifically property, plant and equipment, software and intangible assets, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $4 million and $17 million, respectively, in the three and six months ended June 30, 2010. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. In the three and six months ended June 30, 2009, the Company had assets with a net book value of $27 million and $29 million, respectively, that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $7 million and $9 million, respectively, in the three and six months ended June 30, 2009.

          The Company holds investments in marketable equity securities that are designated as available for sale securities. Due to an other-than-temporary decline in fair value of these investments, the Company recognized an impairment charge of $62 million in the three months ended June 30, 2009 that is included in Other (Income) Expense.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	June 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accounts, notes, and other receivables	$39	$8
Interest rate swap agreements	Other assets	20	1
Commodity contracts	Accounts, notes, and other receivables	2	4

Not Designated as a Hedge	Balance Sheet Classification	June 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$3

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	June 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accrued liabilities	$31	$1
Interest rate swap agreements	Accrued liabilities	—	3
Commodity contracts	Accrued liabilities	3	—

Not Designated as a Hedge	Balance Sheet Classification	June 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accrued liabilities	$5	$3

          Gains (losses) recognized in OCI (effective portions) consist of the following:

	Three Months Ended June, 30		Six Months Ended June, 30

Designated Cash Flow Hedge	2010	2009	2010	2009

Foreign currency exchange contracts	$(12)	$33	$8	$9
Commodity contracts	(1)	8	(3)	5

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated Cash Flow Hedge		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2010	2009	2010	2009

Foreign currency exchange contracts	Product sales	$(3)	$12	$(6)	$10
	Cost of products sold	7	(10)	9	(12)
	Sales & general administrative	(4)	(2)	(3)	(2)

Commodity contracts	Cost of products sold	$(2)	$(3)	$(3)	$(4)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were less than $1 million in the three and six months ended June 30, 2010 and are located in cost of products sold. Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were approximately $1 million in the three and six months ended June 30, 2009 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $16 and $20 million in the three and six months ended June 30, 2010. These gains were fully off-set by losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $1 million in both the three and six months ended June 30, 2009. These gains were fully off-set by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and six months ended June 30, 2010, we recognized $6 million of income and $16 million of expense, respectively in Other (Income) Expense. For the three and six months ended June 30, 2009, we recognized $29 million and $68 million of income, respectively in Other (Income) Expense.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 12. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net income	$476	$460	$869	$859

Foreign exchange translation adjustments	(421)	389	(705)	139
Pension and postretirement benefit adjustments	(41)	57	73	83
Change in fair value of effective cash flow hedges	(6)	46	1	24
Change in unrealized losses on available for sale investments(a)	(21)	45	28	51

	(13)	997	266	1,156
Comprehensive Income attributable to noncontrolling interest(b)	(9)	(9)	(16)	(11)

Comprehensive Income/(Loss) attributable to Honeywell	$(22)	$988	$250	$1,145

(a) Includes reclassification adjustment for losses included in net income.
(b) Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

Changes in Noncontrolling Interest consist of the following:

December 31, 2009	$110
Comprehensive Income/(Loss) attributable to noncontrolling interest	16
Dividends paid	(6)

June 30, 2010	$120

In the first six months of 2010 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net Sales

Aerospace	$2,647	$2,719	$5,153	$5,478

Automation and Control Solutions	3,237	3,013	6,361	6,014

Specialty Materials	1,259	1,048	2,398	2,102

Transportation Systems	1,018	786	2,025	1,542
Corporate	—	—	—	—

	$8,161	$7,566	$15,937	$15,136

Segment Profit
Aerospace	$443	$454	$856	$942
Automation and Control Solutions	401	346	787	657
Specialty Materials	214	150	384	275
Transportation Systems	115	25	211	22
Corporate	(66)	(45)	(95)	(90)

Total Segment Profit	1,107	930	2,143	1,806

Other income/ (expense)(a)	—	(60)	(2)	(68)
Interest and other financial charges	(92)	(123)	(199)	(240)
Stock compensation expense(b)	(36)	(35)	(86)	(77)
Pension (expense)(b)	(191)	(30)	(391)	(56)
Other postretirement income/(expense)(b)	(12)	88	6	59
Repositioning and other charges (b)	(128)	(144)	(270)	(255)

Income before taxes	$648	$626	$1,201	$1,169

(a)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Service cost	$64	$54	$137	$111
Interest cost	250	250	497	492
Expected return on plan assets	(319)	(333)	(630)	(654)
Amortization of prior service cost	11	5	16	12
Recognition of actuarial losses	178	45	354	81
Settlements and curtailments	—	—	4	—

	$184	$21	$378	$42

Other Postretirement Benefits	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Service cost	$—	$—	$1	$3
Interest cost	19	23	43	52
Amortization of prior service (credit)	(8)	(12)	(18)	(22)
Recognition of actuarial losses	10	(1)	14	7
Settlements and curtailments	(9)	(98)	(46)	(98)

	$12	$(88)	$(6)	$(58)

          On February 1, 2010, in connection with a new collective bargaining agreement reached with one of its union groups, Honeywell amended its U.S. retiree medical plan eliminating the subsidy for those union employees who retire after February 1, 2013. This plan amendment reduced the accumulated postretirement benefit obligation by $39 million which will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $37 million in the six months ended June 30, 2010 which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition of previously unrecognized negative prior service costs attributable to the future years of service of the union group for which future accrual of benefits has been eliminated.

          We recorded a one-time, non-cash charge of $13 million related to income taxes in the first quarter of 2010, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. The charge results from a change in the tax treatment of the Medicare Part D program.

          In April 2010, Honeywell contributed marketable securities valued at $100 million to one of its non-U.S. pension plans. In May 2010, we made a $200 million voluntary contribution of Honeywell common stock to our U.S. pension plans to improve the funded status of our plans.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2009	$779
Accruals for environmental matters deemed probable and reasonably estimable	107
Environmental liability payments	(86)
Other	10

June 30, 2010	$810

          Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2010	December 31, 2009

Accrued liabilities	$316	$314
Other liabilities	494	465

	$810	$779

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

          The above-referenced site is the most significant of the 21 sites located in Hudson County, New Jersey that are the subject of an Administrative Consent Order (ACO) entered into with the New Jersey Department of Environmental Protection (NJDEP) in 1993 (the “Honeywell ACO Sites”). Remedial investigations and activities consistent with the ACO have also been conducted and are underway at the other Honeywell ACO Sites. We have recorded reserves for the Honeywell ACO Sites where appropriate under the accounting policy described above.

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

          In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal of the Bankruptcy Court Order in the United States District Court for the Western District of Pennsylvania. The District Court affirmed the Bankruptcy Court Order in July 2008. In August 2008, insurers filed a notice of appeal to the Third Circuit Court of Appeals. The appeal is fully briefed, oral argument took place on May 21, 2009, and the matter was submitted for decision. In connection with the settlement of an insurance coverage litigation matter, the insurer appellants will withdraw their appeal regarding the NARCO Plan. The NARCO Plan of Reorganization cannot become effective, however, until the

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

resolution of an appeal of the Chapter 11 proceedings of a NARCO affiliate; in June 2010, the Third Circuit directed that this appeal be reheard en banc. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1,127 million and $1,128 million as of June 30, 2010 and December 31, 2009, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of June 30, 2010 and December 31, 2009, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $816 and $831 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2010, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. In July 2010, the Company entered into a settlement agreement resolving all asbestos coverage issues with certain plaintiffs. Approximately $200 million of unsettled coverage under these policies is included in our NARCO-related insurance receivable at June 30, 2010. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

          Projecting future events is subject to many uncertainties that could cause the NARCO related asbestos liabilities or assets to be higher or lower than those projected and recorded. There is no assurance that the plan of reorganization will become final, that insurance recoveries will be timely or whether there will be any NARCO related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly, we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

          Friction Products—Honeywell’s Bendix friction materials (Bendix) business manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Existing and potential claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

          From 1981 through June 30, 2010, we have resolved approximately 154,000 Bendix related asbestos claims. We had 129 trials resulting in favorable verdicts and 17 trials resulting in adverse verdicts. Four of these adverse verdicts were reversed on appeal, five verdicts were vacated on post-trial motions, three claims were settled and the remaining five have been or will be appealed. The claims portfolio was reduced in 2009 due to settlements, dismissals and the elimination of significantly aged (i.e., pending for more than six years), inactive (including claims for which the required medical and exposure showings have not been made) and duplicate claims.

          The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30, 2010	Year Ended December 31,
Claims Activity		2009	2008

Claims Unresolved at the beginning of period	19,940	51,951	51,658
Claims Filed during the period	1,215	2,697	4,003
Claims Resolved and Reactivated during the period(a)	204	(34,708)	(3,710)

Claims Unresolved at the end of period	21,359	19,940	51,951

(a) Includes approximately 1,500 claims previously classified as inactive (90% non-malignant and accrued liability of approximately $3.4 million) which were activated during the current period.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2010	December 31,
Disease Distribution of Unresolved Claims		2009	2008

Mesothelioma and Other Cancer Claims	4,861	4,727	5,575
Other Claims	16,498	15,213	46,376

Total Claims	21,359	19,940	51,951

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2009	2008	2007	2006

	(in whole dollars)
Malignant claims	$50,000	$65,000	$33,000	$33,000
Nonmalignant claims	$200	$1,500	$500	$250

          It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $579 and $566 million at June 30, 2010 and December 31, 2009, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year, we update our analysis of the estimated cost of future Bendix related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous four years. Changes in the tort system, which began in 2006, refocused asbestos litigation on mesothelioma cases, making the four year period 2006 through 2009 representative for forecasting purposes. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

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

          Honeywell currently has approximately $1,900 million of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $154 and $172 million are reflected as receivables in our consolidated balance sheet at June 30, 2010 and December 31, 2009, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and Friction Products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2009	$566	$1,128	$1,694
Accrual for update to estimated liability	81	2	83
Asbestos related liability payments	(68)	(3)	(71)

June 30, 2010	$579	$1,127	$1,706

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2009	$172	$831	$1,003
Probable insurance recoveries related to estimated liability	9	—	9
Insurance receipts for asbestos related liabilities	(27)	(2)	(29)
Insurance receivables settlements and write-offs	—	(13)	(13)

June 30, 2010	$154	$816	$970

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2010	December 31, 2009

Other current assets	$116	$62
Insurance recoveries for asbestos related liabilities	854	941

	$970	$1,003

Accrued liabilities	$172	$654
Asbestos related liabilities	1,534	1,040

	$1,706	$1,694

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2010, and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2010 and 2009 and the consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of shareowners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
July 22, 2010

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

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three and six months ended June 30, 2010. The financial information as of June 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

A.	Results of Operations – three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$8,161	$7,566	$15,937	$15,136
% change compared with prior period	8%		5%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date

Volume	6%	3%
Price	2%	1%
Foreign Exchange	0%	1%
Acquisitions/Divestitures	0%	0%

	8%	5%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended June, 30		Six Months Ended June, 30

	2010	2009	2010	2009

Cost of products and services sold	$6,268	$5,682	$12,250	$11,438
% change compared with prior period	10%		7%

Gross Margin percentage	23.2%	24.9%	23.1%	24.4%

          Cost of products and services sold increased by $586 million or 10 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 principally due to i) an estimated increase in direct material costs of approximately $300 million driven substantially by the 8 percent increase in sales as a result of the factors discussed above and in the Review of Business Segments section of this MD&A, ii) a $135 million increase in non-cash pension expense and iii) an $83 million increase in other postretirement benefits expense, partially offset by the positive impact of cost savings initiatives across each of our Business Segments, including benefits from prior repositioning actions.

          Cost of products and services sold increased by $812 million or 7 percent in the six months ended June 30, 2010 compared with the six months ended June 30, 2009 principally due to i) an estimated increase in direct material costs of approximately $500 million driven substantially by the 5 percent increase in sales as a result of the factors discussed above and in the Review of Business Segments section of this MD&A and ii) a $276 million increase in non-cash pension expense, partially offset by the positive impact of cost savings initiatives across each of our Business Segments, including benefits from prior repositioning actions.

          Gross margin percentage decreased by 1.7 percentage points in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 primarily due to higher pension expense (approximate 1.7 percentage points impact), higher other postretirement benefits expense (approximate 1.1 percentage points impact, primarily related to a curtailment gain in the second quarter of 2009), partially offset by 1.0 percentage point impact from increased segment margins (driven by increases in our Transportation Systems, Specialty Materials and Automation and Control Solutions segments). The increase in our segments’ gross margins was most significantly impacted by reduced labor costs primarily reflecting the benefits of prior repositioning actions.

          Gross margin percentage decreased by 1.3 percentage points in the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to higher pension expense (approximate 1.8 percentage points impact) and partially offset by 0.9 percentage point impact from increased segment margins (driven by increases in our Transportation Systems, Specialty Materials and Automation and Control Solutions segments, partially offset by lower margins in our Aerospace segment). The increase in our segments’ gross margins was most significantly impacted by reduced labor costs primarily reflecting the benefits of prior repositioning actions.

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Selling, general and administrative expense	$1,162	$1,084	$2,298	$2,236

Percent of sales	14.2%	14.3%	14.4%	14.8%

          Selling, general and administrative expenses as a percentage of sales decreased by 0.1 percentage points in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 and by 0.4 percentage points in the six months ended June 30, 2010 compared with the six months ended June 30, 2009. These decreases are primarily due to the positive impact of cost savings initiatives in each of our Business Segments and lower repositioning charges, partially offset by higher pension expense and increases resulting from the 8 percent and 5 percent increases in sales for the three and six months ended June 30, 2010, respectively.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Equity (income)/loss of affiliated companies	$(9)	$(9)	$(13)	$(15)
Interest income	(7)	(6)	(16)	(18)
Foreign exchange	(3)	5	8	27
Other, net	10	61	10	59

	$(9)	$51	$(11)	$53

          Other income of ($9) and ($11) million for the three and six months ended June 30, 2010 compared with Other expense of $51 and $53 million for the three and six months ended June 30, 2009 are due to an other-than-temporary impairment charge of $62 million in the second quarter of 2009 and lower foreign exchange losses.

Interest and Other Financial Charges

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Interest and other financial charges	$92	$123	$199	$240

          Interest and other financial charges decreased by $31 million in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 and by $41 million in the six months ended 2010 compared with the six months ended June 30, 2009 primarily due to lower debt balances and lower borrowing costs.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Tax expense	$172	$166	$332	$310
Effective tax rate	26.5%	26.5%	27.6%	26.5%

          The effective tax rate was unchanged in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 primarily due to the absence of a reduction in the valuation allowance for tax losses in the prior year offset by the benefit from the settlement of tax audits.

          The effective tax rate increased by 1.1 percent in the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to the impact of an enacted change in the tax treatment of the Medicare Part D program in the first quarter of 2010 (see Note 14 of Notes to Financial Statements).

          The effective tax rate in both periods was lower than the statutory rate of 35 percent primarily due to foreign earnings taxed at lower tax rates.

Net Income Attributable to Honeywell

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net income attributable to Honeywell	$468	$450	$854	$847
Earnings per share of common stock – assuming dilution	$0.60	$0.60	$1.10	$1.14

          Earnings per share of common stock – assuming dilution was unchanged in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 primarily due to increased segment profit in our Transportation Systems, Specialty Materials and Automation and Control Solutions segments and increased Other (Income) Expense, as discussed above, offset by higher pension expense.

          Earnings per share of common stock – assuming dilution decreased by $0.04 per share in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, primarily due to higher pension expense, lower segment profit in our Aerospace segment and an increase in the number of shares outstanding, partially offset by increased segment profit in our Transportation Systems, Automation and Control Solutions and Specialty Materials segments and increased Other (Income) Expense, as discussed above.

Review of Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net Sales

Aerospace	$2,647	$2,719	$5,153	$5,478

Automation and Control Solutions	3,237	3,013	6,361	6,014

Specialty Materials	1,259	1,048	2,398	2,102

Transportation Systems	1,018	786	2,025	1,542
Corporate	—	—	—	—

	$8,161	$7,566	$15,937	$15,136

Segment Profit
Aerospace	$443	$454	$856	$942
Automation and Control Solutions	401	346	787	657
Specialty Materials	214	150	384	275
Transportation Systems	115	25	211	22
Corporate	(66)	(45)	(95)	(90)

Total Segment Profit	1,107	930	2,143	1,806

Other income/ (expense)(a)	—	(60)	(2)	(68)
Interest and other financial charges	(92)	(123)	(199)	(240)
Stock compensation expense(b)	(36)	(35)	(86)	(77)
Pension (expense)(b)	(191)	(30)	(391)	(56)
Other postretirement income/(expense)(b)	(12)	88	6	59
Repositioning and other charges (b)	(128)	(144)	(270)	(255)

Income before taxes	$648	$626	$1,201	$1,169

(a)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$2,647	$2,719	$5,153	$5,478
% change compared with prior period	(3)%		(6)%

Segment profit	$443	$454	$856	$942
% change compared with prior period	(2)%		(9)%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended June, 30		Six Months Ended June, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(2)%	5%	(5)%	(5)%
Other	(1)%	(7)%	(1)%	(4)%

Total % Change	(3)%	(2)%	(6)%	(9)%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

Customer End-Markets	% of Aerospace Sales			% of Aerospace Sales
	2010	2009	% Change	2010	2009	% Change

Commercial:
Air transport and regional
Original equipment	14%	12%	8%	13%	13%	(5)%
Aftermarket	22%	23%	(4)%	23%	22%	(4)%
Business and general aviation
Original equipment	5%	7%	(36)%	5%	9%	(49)%
Aftermarket	9%	8%	8%	9%	8%	4%
Defense and Space	50%	50%	(1)%	50%	48%	(1)%

Total	100%	100%	(3)%	100%	100%	(6)%

          Aerospace sales decreased by 3 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 due to a 2 percent decrease in organic growth and a 1 percent reduction of revenue related to amounts recognized for payments to business and general aviation original equipment manufacturers (OEM Payments) to partially offset their pre-production costs associated with new aircraft platforms.

          Aerospace sales decreased by 6 percent for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 due principally to a 5 percent decrease in organic growth and a 1 percent reduction in revenue as a result of the OEM Payments, discussed above.

          Details regarding the changes in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased by 8 percent in the quarter ended June 30, 2010 primarily due to higher sales to our OE customers driven by sales of avionics upgrades, partially offset by platform mix. Sales for the six months ended June 30, 2010 decreased 5 percent primarily driven by lower sales to our air transport OE customers which is expected to continue in the second half of 2010.

•

Air transport and regional aftermarket sales decreased by 4 percent for both the quarter and six months ended June 30, 2010 primarily as a result of flat and decreased sales of spare parts in the second quarter and first six months of 2010, respectively, driven by the impact of higher parked aircraft and customer deferral of maintenance events, partially offset by the impact of increased flying hours of approximately 6 percent in the second quarter and 5 percent in the first six months. We anticipate an increase in maintenance activity and sales of spare parts in the second half of 2010.

•

Business and general aviation OE sales decreased by 36 percent in the quarter ended June 30, 2010 and 49 percent in the six months ended June 30, 2010 due to the reduction of revenue as a result of the OEM Payments, discussed above, and the expected decreases in new business jet deliveries reflecting rescheduling and cancellation of deliveries by OE customers, We expected business and general aviation OE sales to increase in the second half of 2010 compared to 2009.

•

Business and general aviation aftermarket sales increased by 8 percent in the quarter ended June 30, 2010 and 4 percent in the six months ended June 30, 2010 primarily due to increased sales of spare parts due to higher engine utilization, partially offset by lower revenue associated with maintenance service agreements.

•

Defense and space sales decreased by 1 percent in both the three and six months ended June 30, 2010 primarily due to program wind-downs and completions and lower sales related to commercial helicopters, partially offset by higher sales of logistics services. Delays in defense and space programs could impact the timing of sales in this end-market over the course of 2010.

          Aerospace segment profit decreased by 2 percent in the quarter ended June 30, 2010 compared with quarter ended June 30, 2009 primarily due to a negative 7 percent impact from the OEM Payments discussed above, partially offset by a 5 percent increase in operational segment profit. The increase in operational segment profit is primarily due to an approximate $60 million decrease in cost of goods sold, reflecting volume related direct material cost decreases and reduced labor costs (primarily consisting of reduced census and benefits of prior repositioning actions).

          Aerospace segment profit decreased by 9 percent for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to a 5 percent decrease in operational segment profit and a negative 4 percent impact from the OEM Payments discussed above. The decrease in operational segment profit is due principally to lower sales as a result of the factors discussed above, partially offset by an approximate $200 million decrease in cost of goods sold, reflecting volume related direct material cost decreases and reduced labor costs (primarily consisting of reduced census and benefits of prior repositioning actions).

Automation and Control Solutions

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$3,237	$3,013	$6,361	$6,014
% change compared with prior period	7%		6%

Segment profit	$401	$346	$787	$657
% change compared with prior period	16%		20%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended June, 30		Six Months Ended June, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	7%	16%	3%	16%
Foreign exchange	0%	(2)%	2%	2%
Acquisitions and divestitures, net	0%	2%	1%	2%

Total % Change	7%	16%	6%	20%

          Automation and Control Solutions (“ACS”) sales increased by 7 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009, primarily due to a 7 percent increase in organic revenue driven by increased sales volume.

          ACS sales increased by 6 percent in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, primarily due to a 3 percent increase in organic revenue driven by increased sales volume, a favorable impact of foreign exchange of 2 percent and 1 percent growth from acquisitions.

•

Sales in our Products businesses increased by 9 percent in the quarter ended June 30, 2010 and 7 percent in the six months ended June 30, 2010, primarily reflecting higher sales volumes in our businesses tied to industrial production (environmental and combustion controls, sensing and control, gas detection, personal protective equipment and scanning and mobility products), new product introductions and the positive impact of foreign exchange (in the first six months).

•

Sales in our Solutions businesses increased by 6 percent in the quarter ended June 30, 2010 and 4 percent in the six months ended June 30, 2010 primarily due to the positive impact of foreign exchange, growth in energy efficiency projects and acquisitions, most significantly the RMG Group, partially offset by volume decreases largely due to continued soft demand for process solutions projects, most significantly refining. Orders and backlog increased in the second quarter and first six months compared to the corresponding periods in 2009 primarily driven by energy efficiency projects, industrial field solutions, natural gas infrastructure projects and growth in emerging regions.

          ACS segment profit increased by 16 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 primarily due to a 16 percent increase in operational segment profit and a 2 percent positive impact of acquisitions and divestitures, partially offset by a 2 percent negative impact of foreign exchange. The increase in segment profit is primarily a result of higher sales discussed above partially offset by an approximate $130 million increase in cost of goods sold (reflecting volume related direct material cost increases and the absence of prior year labor cost actions, partially offset by productivity, including benefits from prior repositioning actions).

          ACS segment profit increased by 20 percent in the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to a 16 percent increase in operational segment profit, a 2 percent positive impact of foreign exchange and a 2 percent positive impact of acquisitions and divestitures. The increase in segment profit is primarily a result of higher sales discussed above partially offset by an approximate $170 million increase in cost of goods sold (reflecting volume related direct material cost increases and the absence of prior year labor cost actions, partially offset by productivity, including benefits from prior repositioning actions).

Specialty Materials

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$1,259	$1,048	$2,398	$2,102
% change compared with prior period	20%		14%

Segment profit	$214	$150	$384	$275
% change compared with prior period	43%		40%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended June, 30		Six Months Ended June, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	21%	45%	14%	40%
Foreign exchange	(1)%	(2)%	0%	0%

Total % Change	20%	43%	14%	40%

          Specialty Materials sales increased by 20 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 due to a 21 percent increase in organic growth, partially offset by a 1 percent negative impact of foreign exchange. Specialty Materials sales increased by 14 percent for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 due to a 14 percent increase in organic growth. These increases in organic growth are driven by (i) a 32 percent second quarter and 26 percent first six months increase in Specialty Products sales most significantly due to increased sales to our semiconductor customers, (ii) a 27 percent second quarter and 31 percent first six months increase in Resins and Chemicals sales due to price increases (most significantly the result of formula pricing arrangements), (iii) a 26 percent second quarter and 23 percent first six months increase in our Fluorine Products business due to higher sales volumes of refrigerants and insulating materials, and (iv) a 6 percent second quarter increase in UOP sales due to increased equipment and catalyst sales. UOP sales for the first six months declined 6 percent due to lower catalyst sales and timing of project activity in the refining and petrochemical industries in the first quarter.

          Specialty Materials segment profit increased by 43 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 primarily due to a 45 percent increase in operational segment profit, partially offset by a 2 percent negative impact of foreign exchange. Segment profit for the six months ended June 30, 2010 increased 40 percent compared with the six months ended June 30, 2009 due to increased operational segment profit. These increases in segment profit are driven by higher sales as a result of the factors discussed above, partially offset by increased cost of goods sold of approximately $140 million and $190 million for the quarter and six months ended June 30, 2009, respectively, reflecting volume and formula price related direct material cost increases.

Transportation Systems

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$1,018	$786	$2,025	$1,542
% change compared with prior period	30%		31%

Segment profit	$115	$25	$211	$22
% change compared with prior period	360%		859%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended June, 30		Six Months Ended June, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	32%	368%	29%	845%
Foreign exchange	(2)%	(8)%	2%	14%

Total % Change	30%	360%	31%	859%

          Transportation Systems sales increased by 30 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 primarily due to a 32 percent increase in organic revenue driven by increased sales volume, partially offset by an unfavorable impact of foreign exchange of 2 percent.

          Transportation Systems sales increased by 31 percent in the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to a 29 percent increase in organic revenue driven by increased sales volumes and a 2 percent favorable impact of foreign exchange.

•

Turbo Technologies, including Friction Materials, sales increased 41 percent in the second quarter and 43 percent in the first six months, primarily due to increased turbocharger sales to both commercial and light vehicle engine manufacturers partially offset by the negative impacts of foreign exchange in the second quarter. We expect increased volume to continue as we benefit from new platform launches and increased diesel penetration rates in Western Europe.

•

Consumer Products Group (“CPG”) sales increased 2 percent in the second quarter and 4 percent in the first six months, primarily due to higher prices (primarily pass through of ethylene glycol cost increases) and the positive impacts of foreign exchange.

          Transportation Systems segment profit increased by 360 percent in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 primarily due to a 368 percent increase in operational segment profit partially offset by an 8 percent unfavorable impact of foreign exchange. The increase in segment profit is primarily a result of higher sales volumes as a result of the factors discussed above, partially offset by an approximate $150 million increase to cost of goods sold (reflecting volume related direct material cost increases, partially offset by increased productivity driven by benefits from prior repositioning actions).

          Transportation Systems segment profit increased by 859 percent in the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to an 845 percent increase in operational segment profit and a 14 percent favorable impact of foreign exchange. The increase in segment profit is primarily a result of higher sales volumes as a result of the factors discussed above partially offset by an approximate $300 million increase to cost of goods sold (reflecting volume related direct material cost increases, partially offset by increased productivity driven by benefits from prior repositioning actions).

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and six months ended June 30, 2010 and 2009. Our repositioning actions are expected to generate incremental pretax savings of approximately $300 million in 2010 compared with 2009 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $93 million in the six months ended June 30, 2010 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $225 million in 2010 and will be funded through operating cash flows.

B.	Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, are summarized as follows:

	2010	2009

Cash provided by (used for):
Operating activities	$1,833	$1,467

Investing activities	(1,492)	(284)
Financing activities	(544)	(674)
Effect of exchange rate changes on cash	(147)	32

Net increase in cash and cash equivalents	$(350)	$541

          Cash provided by operating activities increased by $366 million during the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to accrued expenses impact of $465 million (primarily increased customer advances and lower benefit and other employee related payments) and higher cash earnings (net income plus non-cash expenses) of approximately $250 million, partially offset by i) a $178 million increase in cash used by working capital (increased inventory purchases and accounts receivable partially offset by higher accounts payable, each consistent with increased sales volume and demand), ii) the absence of $138 million sale of long-term receivables in 2009 and iii) higher cash taxes of $108 million.

          Cash used for investing activities increased by $1,208 million during the six months ended June 30, 2010 compared with the six months ended June 30, 2009 primarily due to the transfer of $859 million into an escrow account to fund the anticipated acquisition of Sperian Protection (see below), and a $311 million increase in investments in short-term marketable securities.

          Cash used for financing activities decreased by $130 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in the net repayment of debt (including commercial paper) of $92 million and an increase in the proceeds from the issuance of common stock, primarily related to stock option exercises of $46 million.

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

          In May 2010, we announced our intention to acquire all of the issued and outstanding shares of Sperian Protection (Sperian) through an all-cash tender offer (the “Offer”) and a stock purchase agreement with two shareholders holding, directly and indirectly, and aggregate of 28.2% of Sperian’s share capital (the “SPA”). The aggregate value of the Offer is approximately $1,400 million, including the assumption of approximately $315 million of outstanding debt, net of cash. The Sperian board has unanimously recommended the Offer. Completion of this acquisition is subject to regulatory approval. Completion of the Offer is also subject to shares representing at least 57% of Sperian’s outstanding ordinary shares on a fully diluted basis (including the shares to be acquired pursuant to the SPA) being validly tendered into the Offer. We expect to complete the acquisition of Sperian in the third quarter of 2010 and to fund the acquisition with existing cash resources. During the second quarter of 2010, $859 million in cash was held in escrow and is classified as Investments and Other Current Assets on our Consolidated Balance Sheet. We expect to fund the purchase price using these escrow funds and available cash.

          We plan to make voluntary contributions of Honeywell common stock to our U.S. pension plans in 2010 totaling approximately $400 million to improve the funded status of our plans, of which $200 million has been contributed in the first six months. In addition, in light of year to date asset returns and current interest rates, the Company is evaluating additional voluntary contributions of Honeywell common stock and/or cash to our U.S. pension plans late in 2010 or early in 2011 to improve the funded status of these plans. The timing and amount of contributions may be impacted by a number of factors, including the rate of return on plan assets, discount rates and ERISA limitations on plan assets. We also expect to make contributions to our non-U.S. plans of approximately $150 million in 2010, including $100 million of marketable securities that were contributed in April 2010.

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

Critical Accounting Policies

          The financial information as of June 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 12, 2010.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

          See our 2009 Annual Report on Form 10-K (Item 7A). As of June 30, 2010, there has been no material change in this information.

Item 4.	Control and Procedures

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

Honeywell International Inc.

Date: July 23, 2010	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Tender Offer Agreement dated May 19, 2010 by and among Sperian Protection S.A., Honeywell International Inc. and Honeywell Holding France SAS (filed herewith)

10.2*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Restricted Unit Agreement, Form 2 (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Data required is provided in Note 6 to the consolidated financial statements in this report.