Form 10-Q/A
period 2010-06-30
HONEYWELL INTERNATIONAL INC
filed 2010-08-05
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

There were 772,209,603 shares of Common Stock outstanding at June 30, 2010.

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to furnish the interactive data files as Exhibit 101. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL):  (i) the unaudited Consolidated Statement of Operations, (ii) the unaudited Consolidated Balance Sheet, (iii) the unaudited Consolidated Statement of Cash Flows, and (iv) the unaudited Notes to Financial Statements.

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

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Tender Offer Agreement dated May 19, 2010 by and among Sperian Protection S.A., Honeywell International Inc. and Honeywell Holding France SAS (filed herewith)
10.2*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Restricted Unit Agreement, Form 2 (filed herewith)
11*	Computation of Per Share Earnings
12*	Computation of Ratio of Earnings to Fixed Charges (filed herewith)
15*	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: August 5, 2010	By:	/s/ Kathleen A. Winters
Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)