Form 10-Q
period 2010-09-30
HONEYWELL INTERNATIONAL INC
filed 2010-10-22
CIK 773840

United States
Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 780,172,636 shares of Common Stock outstanding at September 30, 2010.

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

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

	(Dollars in millions, except per share amounts)

Product sales	$6,582	$5,947	$19,048	$17,569
Service sales	1,810	1,753	5,281	5,267

Net sales	8,392	7,700	24,329	22,836

Costs, expenses and other
Cost of products sold	5,255	4,657	15,102	13,781
Cost of services sold	1,235	1,140	3,638	3,454

	6,490	5,797	18,740	17,235
Selling, general and administrative expenses	1,177	1,034	3,475	3,270
Other (income) expense	(75)	(39)	(86)	14
Interest and other financial charges	95	110	294	350

	7,687	6,902	22,423	20,869

Income before taxes	705	798	1,906	1,967
Tax expense	208	179	540	489

Net income	497	619	1,366	1,478
Less: Net income attributable to the noncontrolling interest	(2)	11	13	23

Net income attributable to Honeywell	$499	$608	$1,353	$1,455

Earnings per share of common stock-basic	$0.64	$0.80	$1.76	$1.94

Earnings per share of common stock-assuming dilution	$0.64	$0.80	$1.74	$1.94

Cash dividends per share of common stock	$0.3025	$0.3025	$0.9075	$0.9075

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2010	December 31, 2009

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,640	$2,801
Accounts, notes and other receivables	6,916	6,274
Inventories	4,027	3,446
Deferred income taxes	987	1,034
Investments and other current assets	593	381

Total current assets	15,163	13,936

Investments and long-term receivables	601	579
Property, plant and equipment - net	4,738	4,847
Goodwill	11,529	10,494
Other intangible assets - net	2,711	2,174
Insurance recoveries for asbestos related liabilities	830	941
Deferred income taxes	1,411	2,017
Other assets	1,136	1,016

Total assets	$38,119	$36,004

LIABILITIES
Current liabilities:
Accounts payable	$4,059	$3,633
Short-term borrowings	65	45
Commercial paper	897	298
Current maturities of long-term debt	23	1,018
Accrued liabilities	6,502	6,153

Total current liabilities	11,546	11,147

Long-term debt	6,265	6,246
Deferred income taxes	745	542
Postretirement benefit obligations other than pensions	1,494	1,594
Asbestos related liabilities	1,343	1,040
Other liabilities	6,260	6,481

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,929	3,823
Common stock held in treasury, at cost	(8,405)	(8,995)
Accumulated other comprehensive income (loss)	(4,282)	(4,429)
Retained earnings	18,130	17,487

Total Honeywell shareowners’ equity	10,330	8,844
Noncontrolling interest	136	110

Total shareowners’ equity	10,466	8,954

Total liabilities and shareowners’ equity	$38,119	$36,004

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2010	2009

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$1,353	$1,455
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	716	711
Gain on sale of non-strategic businesses and assets	—	(15)
Repositioning and other charges	482	369
Net payments for repositioning and other charges	(229)	(447)
Pension and other postretirement expense	600	48
Pension and other postretirement benefit payments	(136)	(144)
Stock compensation expense	123	95
Deferred income taxes	549	432
Excess tax benefits from share based payment arrangements	(5)	—
Other	(97)	274
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(591)	202
Inventories	(377)	350
Other current assets	(3)	(49)
Accounts payable	354	(605)
Accrued liabilities	419	(61)

Net cash provided by operating activities	3,158	2,615

Cash flows from investing activities:
Expenditures for property, plant and equipment	(351)	(352)
Proceeds from disposals of property, plant and equipment	8	21
Increase in investments	(435)	—
Decrease in investments	94	1
Cash paid for acquisitions, net of cash acquired	(1,318)	(468)
Proceeds from sales of businesses, net of fees paid	—	1
Other	22	(53)

Net cash used for investing activities	(1,980)	(850)

Cash flows from financing activities:
Net increase/(decrease) in commercial paper	599	(735)
Net increase/(decrease) in short-term borrowings	18	(313)
Payment of debt assumed with acquisitions	(326)	—
Proceeds from issuance of common stock	111	20
Proceeds from issuance of long-term debt	—	1,488
Payments of long-term debt	(1,004)	(1,104)
Excess tax benefits from share based payment arrangements	5	—
Cash dividends paid	(704)	(684)

Net cash used for financing activities	(1,301)	(1,328)

Effect of foreign exchange rate changes on cash and cash equivalents	(38)	102

Net (decrease)/increase in cash and cash equivalents	(161)	539
Cash and cash equivalents at beginning of period	2,801	2,065

Cash and cash equivalents at end of period	$2,640	$2,604

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2010 and 2009 were October 2, 2010 and October 3, 2009, respectively.

          The financial information as of September 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

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

Note 3. Acquisitions

          In September 2010, we completed the acquisition of approximately 98% of the issued and outstanding shares of Sperian Protection (Sperian), a French company that operates globally in the personal protection equipment design and manufacturing industry. Sperian had reported 2009 revenues of approximately $900 million.

          The aggregate value, net of cash acquired, was approximately $1,475 million (including the assumption of approximately $326 million of outstanding debt) and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

          The following table summarizes the estimated fair values of the assets and liabilities acquired as of the acquisition date.

Accounts and other receivables	$121
Inventories	177
Other current assets	50
Property, plant and equipment	113
Intangible assets	689
Other assets and deferred charges	4
Accounts payable	(62)
Accrued liabilities	(57)
Deferred income taxes	(285)
Long-term debt	(326)
Other long-term liabilities	(80)

Net assets acquired	344
Goodwill	805

Purchase price	$1,149

          We have assigned $689 million to intangible assets, predominantly customer relationships, trade names, and technology. These intangible assets are being amortized over their estimated lives using straight line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired is approximately $805 million and was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to develop a business with a product offering and customer base comparable to Sperian and the expected cost synergies that will be realized through the consolidation of the acquired business into our Automations and Controls Solutions segment. These cost synergies are expected to be realized principally in the areas of selling, general and administrative expenses, material sourcing and manufacturing. This goodwill is non-deductible for tax purposes. The results from the acquisition date through September 30, 2010 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. As of September 30, 2010, the purchase accounting for Sperian is subject to final adjustment primarily for useful lives of intangible assets, amounts allocated to

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

intangible assets and goodwill, for certain pre-acquisition contingencies, and for settlement of post-closing purchase price adjustments.

          In October 2010, we acquired the remaining 2% of the issued and outstanding shares of Sperian for approximately $16 million.

Note 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Severance	$64	$35	$123	$177
Asset impairments	12	2	21	6
Exit costs	5	4	9	7
Adjustments	(9)	(6)	(17)	(45)

Total net repositioning charge	72	35	136	145

Asbestos related litigation charges, net of insurance	48	38	135	111
Probable and reasonably estimable environmental liabilities	68	40	169	107
Other	24	1	42	6

Total net repositioning and other charges	$212	$114	$482	$369

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Cost of products and services sold	$185	$100	$447	$308
Selling, general and administrative expenses	27	14	35	61

	$212	$114	$482	$369

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Aerospace	$27	$—	$33	$32
Automation and Control Solutions	34	22	63	49
Specialty Materials	14	5	25	10
Transportation Systems	44	48	151	161
Corporate	93	39	210	117

	$212	$114	$482	$369

          In the quarter ended September 30, 2010, we recognized repositioning charges totaling $81 million including severance costs of $64 million related to workforce reductions of 1,188 manufacturing and administrative positions in our Automation and Control Solutions, Aerospace and Specialty Materials segments. The workforce reductions were related to achieving acquisition-related synergies in our Automation and Control Solutions segment, factory transitions in our Automation and Control Solutions and Specialty Materials segments to more cost-effective locations, the exit and/or rationalization of certain product lines in our Specialty Materials segment, and the wind-down of certain programs in the Defense and Space business of our Aerospace segment. The repositioning charge also included asset impairments of $12 million principally related to manufacturing plant and equipment associated with the exit and/or rationalization of certain product lines in our Specialty Materials segment.

          In the quarter ended September 30, 2009, we recognized repositioning charges totaling $41 million primarily for severance costs related to workforce reductions of 816 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Specialty Materials segments. The workforce reductions primarily related to the planned downsizing or shutdown of certain manufacturing facilities and adverse market conditions experienced by many of our businesses.

          In the nine months ended September 30, 2010, we recognized repositioning charges totaling $153 million including severance costs of $123 million related to workforce reductions of 2,155 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of certain manufacturing facilities in our Automation and Control Solutions and Transportation Systems segments, cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives, factory transitions in our Aerospace, Automation and Control Solutions and Specialty Materials segments to more cost-effective locations, achieving acquisition-related synergies in our Automation and Control Solutions segment, and the exit and/or rationalization of certain product lines in our Specialty Materials segment. The repositioning charge also included asset impairments of $21 million principally related to manufacturing plant and equipment associated with the exit and/or rationalization of certain product lines and in facilities scheduled to close. Also, $17 million of previously established accruals, primarily for severance at our Automation and Control Solutions, Transportation Systems and Aerospace segments, were returned to income in the first nine months of 2010 due principally to fewer employee separations than originally planned associated with prior severance programs.

          In the nine months ended September 30, 2009, we recognized repositioning charges totaling $190 million primarily for severance costs related to workforce reductions of 3,936 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the adverse market conditions experienced by many of our businesses, cost savings actions taken in connection with our ongoing functional transformation initiative, the planned downsizing or shutdown of certain manufacturing facilities, and organizational realignments of portions of our Aerospace and Transportation Systems segments. Also, $45 million of previously established accruals, primarily for severance at our Aerospace, Automation and Control Solutions

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

and Transportation Systems segments, were returned to income in the nine months ended September 30, 2009 due to fewer employee separations than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2009	$303	$—	$37	$340
Charges	123	21	9	153
Usage - cash	(108)	—	(12)	(120)
Usage - noncash	—	(21)	—	(21)
Foreign currency translation	(7)	—	—	(7)
Adjustments	(17)	—	—	(17)

September 30, 2010	$294	$—	$34	$328

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

2008 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$99	$27	$6	$132
Costs incurred during
Year ended December 31, 2008	(12)	—	(1)	(13)
Year ended December 31, 2009	(44)	(1)	(2)	(47)
Current year-to-date	(33)	(5)	—	(38)

Remaining exit and disposal costs	$10	$21	$3	$34

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$9	$10	$3	$22
Costs incurred during Current year-to-date	—	—	—	—

Remaining exit and disposal costs	$9	$10	$3	$22

          In the quarter ended September 30, 2010, we recognized a charge of $68 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $48 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

30, 2010, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies. We also recognized other charges of $24 million in connection with the evaluation of the potential resolution of certain legal matters.

          In the quarter ended September 30, 2009, we recognized a charge of $40 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $38 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2009, net of probable insurance recoveries.

          In the nine months ended September 30, 2010, we recognized a charge of $169 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $135 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2010, net of probable insurance recoveries. We also recognized other charges of $42 million in connection with the evaluation of potential resolution of certain legal matters.

          In the nine months ended September 30, 2009, we recognized a charge of $107 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $111 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2009, net of probable insurance recoveries.

Note 5. Other (income) expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Equity (income)/loss of affiliated companies	$(3)	$(8)	$(16)	$(23)
Gain on sale of non-strategic businesses and assets	—	(15)	—	(15)
Interest income	(13)	(7)	(29)	(25)
Foreign exchange	(1)	5	7	32
Other, net	(58)	(14)	(48)	45

	$(75)	$(39)	$(86)	$14

          Other, net for the three and nine months ended September 30, 2010 includes a $62 million pre-tax gain, $39 million net of tax, related to the consolidation of a joint venture within our Specialty Materials segment. The Company obtained control and the ability to direct those activities most significant to the joint venture’s economic performance in the third quarter, resulting in consolidation. Accordingly, we have i) recognized the assets and liabilities at fair value, ii) included the results of operations in the consolidated financial statements from the date of consolidation and iii) recognized the above noted gain representing the difference between the carrying amount and fair value of our previously held equity method investment.

          The Company has assigned $24 million to intangibles, predominantly the joint venture’s customer contracts. These intangible assets are being amortized over their estimated lives using the straight line method. The excess of the book value over the estimated fair values of the net assets consolidated approximating $122 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. The results from the consolidation date through September 30, 2010 are included in the Specialty Materials segment and were not material to the consolidated financial statements.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Other, net for the nine months ended September 31, 2009 includes an other than-temporary impairment charge of $62 million. See Note 11 Financial Instruments and Fair Value Measures for further details.

Note 6. Earnings Per Share

          The details of the earnings per share calculations for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

Basic
Net income attributable to Honeywell	$499	$608	$1,353	$1,455
Weighted average shares outstanding	776.5	760.8	770.6	748.7

Earnings per share of common stock	$0.64	$0.80	$1.76	$1.94

	Three Months Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

Assuming Dilution
Net income attributable to Honeywell	$499	$608	$1,353	$1,455

Average Shares
Weighted average shares outstanding	776.5	760.8	770.6	748.7
Dilutive securities issuable - stock plans	6.3	3.2	6.7	2.4

Total weighted average shares outstanding	782.8	764.0	777.3	751.1

Earnings per share of common stock	$0.64	$0.80	$1.74	$1.94

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2010, the weighted average number of stock options excluded from the computations were 21.7 and 18.3 million, respectively. For the three and nine months ended September 30, 2009, the weighted average number of stock options excluded from the computations were 29.8 and 38.8 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	September 30, 2010	December 31, 2009

Trade	$6,546	$6,183
Other	646	326

	7,192	6,509
Less - Allowance for doubtful accounts	(276)	(235)

	$6,916	$6,274

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Trade Receivables includes $1,301, and $1,167 million of unbilled balances under long-term contracts as of September 30, 2010 and December 31, 2009, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	September 30, 2010	December 31, 2009

Raw materials	$1,148	$988
Work in process	852	796
Finished products	2,184	1,823

	4,184	3,607
Reduction to LIFO cost basis	(157)	(161)

	$4,027	$3,446

Note 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the nine months ended September 30, 2010 by segment is as follows:

	December 31, 2009	Acquisitions	Divestitures	Currency Translation Adjustment	September 30, 2010

Aerospace	$1,891	$—	$—	$(4)	$1,887
Automation and Control Solutions	6,918	957	—	(34)	7,841
Specialty Materials	1,164	122	—	(3)	1,283
Transportation Systems	521	—	—	(3)	518

	$10,494	$1,079	$—	$(44)	$11,529

	September 30, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,130	$(656)	$474	$1,053	$(595)	$458
Customer relationships	1,680	(367)	1,313	1,359	(282)	1,077
Trademarks	404	(70)	334	164	(62)	102
Other	538	(395)	143	514	(406)	108

	3,752	(1,488)	2,264	3,090	(1,345)	1,745

Indefinite life intangibles:
Trademarks	447	—	447	429	—	429

	$4,199	$(1,488)	$2,711	$3,519	$(1,345)	$2,174

          Amortization expense related to intangible assets for the nine months ended September 30, 2010 and 2009 was $183 and $191 million, respectively.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2010 and determined that there was no impairment as of that date.

Note 10. Long-term Debt and Credit Agreements

	September 30, 2010	December 31, 2009

7.50% notes due 2010	$—	$1,000
6.125% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
Industrial development bond obligations, floating rate maturing at various dates through 2037	46	47
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.57%-15.50% maturing at various dates through 2017	125	100

	6,288	7,264

Less current portion	(23)	(1,018)

	$6,265	$6,246

September 30, 2010

2010	$5
2011	529
2012	406
2013	606
2014	606
Thereafter	4,136

6,288
Less-current portion	(23)

$6,265

          In the first quarter of 2010, the Company repaid $1,000 million of its 7.50% notes. The repayment was funded with the issuance of commercial paper and cash provided by operating activities.

          We sell interests in designated pools of trade accounts receivables to third parties. As of September 30, 2010 and December 31, 2009 none of the receivables in the designated pools had been sold to third parties. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion. As a result, program receivables remain on the Company’s balance sheet, reflected as Accounts,

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

notes and other receivables with a corresponding amount recorded as either Short-term borrowings or Long-term debt. Program costs are recognized as Interest and other financial charges in the Consolidated Statement of Operations.

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

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At September 30, 2010 and 2009, we had contracts with notional amounts of $3,552 million and $2,843 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, Singapore dollar, and Swedish krona.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At September 30, 2010 and 2009, we had contracts with notional amounts of $38 million and $59 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2010 and December 31, 2009, interest rate swap agreements designated as fair value hedges effectively changed $600 million of fixed rate debt at a rate of 3.875 percent to LIBOR based floating debt. Our interest rate swaps mature in 2014.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our available for sale investments are level 1 and our remaining financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Assets:
Foreign currency exchange contracts	$25	$11
Available for sale investments	345	141
Interest rate swap agreements	30	1
Forward commodity contracts	3	4

Liabilities:
Foreign currency exchange contracts	$15	$3
Interest rate swap agreements	—	3
Forward commodity contracts	4	—

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
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$231	$225	$317	$303
Liabilities
Long-term debt and related current maturities	$6,288	$7,109	$7,264	$7,677

          In the three and nine months ended September 30, 2010, the Company had assets with a net book value of $13 million and $31 million, respectively, specifically property, plant and equipment, software and intangible assets, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $12 million and $29 million, respectively, in the three and nine months ended September 30, 2010, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. In the three and nine months ended September 30, 2009, the Company had assets with a net book value of $7 million and $36 million, respectively, that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $4 million and $13 million, respectively, in the three and nine months ended September 30, 2009.

          The Company holds investments in marketable equity securities that are designated as available for sale securities. Due to an other-than-temporary decline in fair value of these investments, the Company recognized an impairment charge of $62 million in the nine months ended September 30, 2009 that is included in Other (Income) Expense.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accounts, notes, and other receivables	$23	$8
Interest rate swap agreements	Other assets	30	1
Commodity contracts	Accounts, notes, and other receivables	3	4

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accounts, notes, and other receivables	$2	$3

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accrued liabilities	$11	$1
Interest rate swap agreements	Accrued liabilities	—	3
Commodity contracts	Accrued liabilities	4	—

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2010	December 31, 2009

Foreign currency exchange contracts	Accrued liabilities	$4	$3

          Gains (losses) recognized in OCI (effective portions) consist of the following:

	Three Months Ended September, 30		Nine Months Ended September, 30

Designated Cash Flow Hedge	2010	2009	2010	2009

Foreign currency exchange contracts	$8	$(1)	$16	$8
Commodity contracts	(3)	(9)	(6)	(4)

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedge	Income Statement Location	2010	2009	2010	2009

Foreign currency	Product sales	$(7)	$25	$(13)	$35
exchange contracts	Cost of products sold	11	(16)	20	(28)
	Sales & general administrative	1	1	(2)	(1)

Commodity contracts	Cost of products sold	$(1)	$(2)	$(4)	$(6)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and nine months ended September 30, 2010 and September 30, 2009 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $10 and $30 million in the three and nine months ended September 30, 2010. These gains were fully off-set by losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $8 million and $6 million in both the three and nine months ended September 30, 2009. These gains were fully off-set by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and nine months ended September 30, 2010, we recognized $18 million and $2 million of income, respectively in Other (Income) Expense. For the three and nine months ended September 30, 2009, we recognized $13 million and $81 million of income, respectively in Other (Income) Expense.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 12. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net income	$497	$619	$1,366	$1,478

Foreign exchange translation adjustments	599	198	(106)	337
Pension and postretirement benefit adjustments	131	26	204	109
Change in fair value of effective cash flow hedges	—	(3)	1	21
Change in unrealized gains on available for sale investments(a)	19	40	47	91

	1,246	880	1,512	2,036
Comprehensive (Income)/Loss attributable to noncontrolling interest(b)	1	(11)	(15)	(23)

Comprehensive Income/(Loss) attributable to Honeywell	$1,247	$869	$1,497	$2,013

(a) Includes reclassification adjustment for losses included in net income.
(b) Comprehensive (Income)/Loss attributable to noncontrolling interest consisted predominately of net income.

Changes in Noncontrolling Interest consist of the following:

December 31, 2009	$110
Comprehensive Income/(Loss) attributable to noncontrolling interest	15
Acquisitions	18
Dividends paid	(7)

September 30, 2010	$136

Included in Acquisitions above is the portion of Sperian Protection not owned as of September 30, 2010 (as discussed in Note 3 Acquisitions) and the interest not owned of the joint venture within our Specialty Materials segment which was consolidated this period (as discussed in Note 5 Other (income) expense). In the nine months ended September 30, 2010 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net Sales

Aerospace	$2,704	$2,622	$7,857	$8,100

Automation and Control Solutions	3,474	3,188	9,835	9,202

Specialty Materials	1,175	1,015	3,573	3,117

Transportation Systems	1,039	875	3,064	2,417
Corporate	—	—	—	—

	$8,392	$7,700	$24,329	$22,836

Segment Profit
Aerospace	$458	$455	$1,314	$1,397
Automation and Control Solutions	471	431	1,258	1,088
Specialty Materials	194	155	578	430
Transportation Systems	122	62	333	84
Corporate	(53)	(43)	(148)	(133)

Total Segment Profit	1,192	1,060	3,335	2,866

Other income/ (expense)(a)	72	31	70	(37)
Interest and other financial charges	(95)	(110)	(294)	(350)
Stock compensation expense(b)	(37)	(18)	(123)	(95)
Pension (expense)(b)	(197)	(30)	(588)	(86)
Other postretirement income/(expense)(b)	(18)	(21)	(12)	38
Repositioning and other charges (b)	(212)	(114)	(482)	(369)

Income before taxes	$705	$798	$1,906	$1,967

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Service cost	$67	$56	$204	$167
Interest cost	248	251	745	743
Expected return on plan assets	(315)	(334)	(945)	(988)
Amortization of prior service cost	8	7	24	19
Recognition of actuarial losses	177	40	531	121
Settlements and curtailments	—	1	4	1

	$185	$21	$563	$63

Other Postretirement Benefits	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Service cost	$1	$2	$2	$5
Interest cost	19	26	62	78
Amortization of prior service (credit)	(13)	(11)	(31)	(33)
Recognition of actuarial losses	9	3	23	10
Settlements and curtailments	—	—	(46)	(98)

	$16	$20	$10	$(38)

          During the third quarter of 2010, Honeywell amended its U.S. retiree medical plan to no longer offer certain post-age-65 retirees Honeywell group coverage and facilitate their purchase of an individual plan in the Medicare marketplace. This plan amendment reduced the accumulated postretirement benefit obligation by $137 million which will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy.

          On February 1, 2010, in connection with a new collective bargaining agreement reached with one of its union groups, Honeywell amended its U.S. retiree medical plan eliminating the subsidy for those union employees who retire after February 1, 2013. This plan amendment reduced the accumulated postretirement benefit obligation by $39 million which will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $37 million in the nine months ended September 30, 2010 which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition of previously unrecognized negative prior service costs attributable to the future years of service of the union group for which future accrual of benefits has been eliminated.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          In the nine months ended September 30, 2010 we contributed marketable securities valued at $179 to one of our non-U.S. pension plans. Also in the nine months ended September 30, 2010, we made $400 million of voluntary contributions of Honeywell common stock to our U.S. pension plans to improve the funded status of our plans.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2009	$779
Accruals for environmental matters deemed probable and reasonably estimable	181
Environmental liability payments	(140)
Other	15

September 30, 2010	$835

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2010	December 31, 2009

Accrued liabilities	$337	$314
Other liabilities	498	465

	$835	$779

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

          Dundalk Marine Terminal, Baltimore, MD—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear 77 percent of the costs of developing and implementing permanent remedies for the DMT facility. The investigative phase is ongoing, after which the appropriate remedies will be identified and chosen. We have

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

negotiated a Consent Decree with the MPA and Maryland Department of the Environment (“MDE”) with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal of the Bankruptcy Court Order in the United States District Court for the Western District of Pennsylvania. The District Court affirmed the Bankruptcy Court Order in July 2008. In August 2008, insurers filed a notice of appeal to the Third Circuit Court of Appeals. The appeal is fully briefed, oral argument took place on May 21, 2009, and the matter was submitted for decision. In connection with the settlement of an insurance coverage litigation matter, the insurer appellants withdrew their appeal regarding the NARCO Plan. On August 3, 2010 the Third Circuit Court of Appeals entered an order formally dismissing the NARCO appeal. The NARCO Plan of Reorganization cannot become effective, however, until the resolution of an appeal of the Chapter 11 proceedings of NARCO affiliates. The Third Circuit reheard this appeal en banc on October 13, 2010. It is not possible to predict when the Court will rule on this appeal. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1,126 million and $1,128 million as of September 30, 2010 and December 31, 2009, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of September 30, 2010 and December 31, 2009, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $724 and $831 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2010, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. In July 2010, the Company entered into a settlement agreement resolving all asbestos coverage issues with certain plaintiffs. Approximately $200 million of unsettled coverage under these policies is included in our NARCO-related insurance receivable at September 30, 2010. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through September 30, 2010, we have resolved approximately 154,000 Bendix related asbestos claims. We had 130 trials resulting in favorable verdicts and 17 trials resulting in adverse verdicts. Four of these adverse verdicts were reversed on appeal, five verdicts were vacated on post-trial motions, three claims were settled and the remaining five have been or will be appealed. The claims portfolio was reduced in 2009 due to settlements, dismissals and the elimination of significantly aged (i.e., pending for more than six years), inactive (including claims for which the required medical and exposure showings have not been made) and duplicate claims.

          The following tables present information regarding Bendix related asbestos claims activity:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Nine Months Ended	Year Ended
	September 30,	December 31,
Claims Activity	2010	2009	2008

Claims Unresolved at the beginning of period	19,940	51,951	51,658
Claims Filed during the period	1,964	2,697	4,003
Claims Resolved and Reactivated during the period(a)	(578)	(34,708)	(3,710)

Claims Unresolved at the end of period	21,326	19,940	51,951

(a) Includes approximately 1,400 claims previously classified as inactive (91% non-malignant and accrued liability of approximately $2.8 million) which were activated during the current period.

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2010	2009	2008

Mesothelioma and Other Cancer Claims	4,994	4,727	5,575
Other Claims	16,332	15,213	46,376

Total Claims	21,326	19,940	51,951

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2009	2008	2007	2006

	(in whole dollars)
Malignant claims	$50,000	$65,000	$33,000	$33,000
Nonmalignant claims	$200	$1,500	$500	$250

          It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $589 and $566 million at September 30, 2010 and December 31, 2009, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year, we update our analysis of the estimated cost of future Bendix related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous four years. Changes in the tort system, which began in 2006, refocused asbestos litigation on mesothelioma cases, making the four year period 2006 through 2009 representative for forecasting purposes. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

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

          Honeywell currently has approximately $1,900 million of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $146 and $172 million are reflected as receivables in our consolidated balance sheet at September 30, 2010 and December 31, 2009, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

          On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 41 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 35 percent.

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

          Refractory and Friction Products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2009	$566	$1,128	$1,694
Accrual for update to estimated liability	133	3	136
Asbestos related liability payments	(110)	(5)	(115)

September 30, 2010	$589	$1,126	$1,715

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2009	$172	$831	$1,003
Probable insurance recoveries related to estimated liability	14	—	14
Insurance receipts for asbestos related liabilities	(40)	(94)	(134)
Insurance receivables settlements and write-offs	—	(13)	(13)

September 30, 2010	$146	$724	$870

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2010	December 31, 2009

Other current assets	$40	$62
Insurance recoveries for asbestos related liabilities	830	941

	$870	$1,003

Accrued liabilities	$372	$654
Asbestos related liabilities	1,343	1,040

	$1,715	$1,694

The change in accrued liabilities and asbestos related liabilities from December 31, 2009 to September 30, 2010 primarily reflects our best estimate of the timing of expected payments related to the effective date of the NARCO trust.

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

          BorgWarner v. Honeywell—In this patent infringement suit in the District Court for the Western District of North Carolina, plaintiff BorgWarner is claiming that Honeywell’s manufacture and sale of cast titanium compressor wheels for turbochargers infringes three BorgWarner patents and is seeking damages of up to approximately $120 million, which plaintiff asserts should be trebled for willful infringement. Honeywell does not believe that the evidence supports damages of this magnitude or any finding of willfulness. Because the process claimed in BorgWarner’s patents had already been described in detail in printed publications and had been offered for sale before BorgWarner’s alleged invention, in violation of statutory requirements for patentability, Honeywell asked the Court to enter summary judgment of invalidity of BorgWarner’s patents. The Court declined to enter summary judgment in September 2010, finding that the question should be decided by a jury. Trial is scheduled for May 2011. Honeywell will continue its vigorous defense of this claim and expects to prevail at trial. Honeywell has also asked the United States Patent and Trademark Office to reexamine all three of BorgWarner’s patents in light of the prior art publications. If the Patent Office ultimately invalidates the BorgWarner patents at issue prior to final adjudication of the patent infringement litigation, plaintiff would not be entitled to recover damages.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2010, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2010 and 2009 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP Florham Park, New Jersey October 21, 2010

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three and nine months ended September 30, 2010. The financial information as of September 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

A.	Results of Operations – three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$8,392	$7,700	$24,329	$22,836
% change compared with prior period	9%		7%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date

Volume	8%	4%
Price	1%	2%
Acquisitions/Divestitures	1%	1%
Foreign Exchange	(1)%	0%

	9%	7%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended September, 30		Nine Months Ended September, 30

	2010	2009	2010	2009

Cost of products and services sold	$6,490	$5,797	$18,740	$17,235
% change compared with prior period	12%	9%

Gross Margin percentage	22.7%	24.7%	23.0%	24.5%

          Cost of products and services sold increased by $693 million or 12 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 principally due to i) an estimated increase in direct material costs and indirect costs of approximately $370 million and $70 million, respectively, driven substantially by a 9 percent increase in sales as a result of the factors discussed above and in the Review of Business Segments section of this MD&A, ii) a $130 million increase in non-cash pension expense and iii) an $85 million increase in Repositioning and Other Charges (see Note 4 of Notes to Financial Statements).

          Cost of products and services sold increased by $1,505 million or 9 percent in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 principally due to i) an estimated increase in direct material costs and indirect costs of approximately $850 million and $150 million, respectively, driven substantially by a 7 percent increase in sales as a result of the factors discussed above and in the Review of Business Segments section of this MD&A, ii) a $410 million increase in non-cash pension expense, iii) a $139 million increase in Repositioning and Other Charges (see Note 4 of Notes to Financial Statements).

          Gross margin percentage decreased by 2.0 percentage points in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 primarily due to higher pension expense (approximate 1.6 percentage point impact) and higher repositioning and other charges (approximate 1.0 percentage point impact), partially offset by a 0.4 percentage point positive impact from higher segment gross margins (most significantly driven by an 0.4 percentage point impact from increased sales volume in our Transportation Systems segment).

          Gross margin percentage decreased by 1.5 percentage points in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to higher pension expense (approximate 1.7 percentage point impact) and higher repositioning and other charges (approximate 0.6 percentage point impact) partially offset by a 0.7 percentage point positive impact from higher segment gross margins (most significantly driven by an 0.5 percentage point impact from increased sales volume in our Transportation Systems segment).

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Selling, general and administrative expense	$1,177	$1,034	$3,475	$3,270

Percent of sales	14.0%	13.4%	14.3%	14.3%

          Selling, general and administrative expenses (SG&A) increased as a percentage of sales by 0.6 percent in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 driven by an estimated $100 million increase in labor costs (reflecting the absence of prior period labor costs actions) and a $30 million increase in pension expense, partially offset by the impact of higher sales volumes.

          SG&A was flat as a percentage of sales in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to an estimated $150 million increase in labor costs (reflecting the absence of prior period labor costs actions) and an approximate $90 million increase in pension expense, offset by the impact of higher sales volumes.

Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Equity (income)/loss of affiliated companies	$(3)	$(8)	$(16)	$(23)
Gain on sale of non-strategic businesses and assets	—	(15)	—	(15)
Interest income	(13)	(7)	(29)	(25)
Foreign exchange	(1)	5	7	32
Other, net	(58)	(14)	(48)	45

	$(75)	$(39)	$(86)	$14

          Other income of ($75) for the three months ended September 30, 2010 compared with other income of ($39) million for the three months ended September 30, 2009 is due primarily to a $62 million pre-tax gain related to the consolidation of a joint venture within our Specialty Materials segment in the third quarter of 2010 (see Note 5 of Notes to Financial Statements), partially offset by $14 million of acquisition related costs.

          Other income of ($86) million for the nine months ended September 30, 2010 compared with other expense of $14 million for the nine months ended September 30, 2009 is due primarily to a $62 million pre-tax gain related to the consolidation of a joint venture within our Specialty Materials segment in the third quarter of 2010 (see Note 5 of Notes to Financial) statements for further details and an other-than-temporary impairment charge of$62 million in the second quarter of 2009, partially offset by $22 million of acquisition related costs.

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Interest and other financial charges	$95	$110	$294	$350

          Interest and other financial charges decreased by $15 million in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 and by $56 million in the nine months ended 2010 compared with the nine months ended September 30, 2009 primarily due to lower debt balances and lower borrowing costs.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Tax expense	$208	$179	$540	$489
Effective tax rate	29.5%	22.4%	28.3%	24.9%

          The effective tax rate increased by 7.1 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 primarily due to i) decreased benefits from manufacturing incentives, ii) the consolidation of a joint venture within our Specialty Materials segment (see Note 5 of Notes to Financial Statements) and iii) increased expense due to changes in enacted tax rates in the United Kingdom.

          The effective tax rate increased by 3.4 percent in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to i) decreased benefits from manufacturing incentives, ii) the consolidation of a joint venture within our Specialty Materials segment (see Note 5 of Notes to Financial Statements), iii) the impact of an enacted change in the tax treatment of the Medicare Part D program in the first quarter of 2010 (see Note 14 of Notes to Financial Statements) and iv) increased expense due to changes in enacted tax rates in the United Kingdom.

          The effective tax rate in both periods was lower than the statutory rate of 35 percent primarily due to foreign earnings taxed at lower tax rates.

Net Income Attributable to Honeywell

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net income attributable to Honeywell	$499	$608	$1,353	$1,455
Earnings per share of common stock – assuming dilution	$0.64	$0.80	$1.74	$1.94

          Earnings per share of common stock – assuming dilution decreased by $0.16 per share in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 primarily due to higher, pension expense, repositioning and other charges and tax expense, partially offset by increased segment profit in each of our Business Segments and increased Other (Income) Expense, as discussed above.

          Earnings per share of common stock – assuming dilution decreased by $0.20 per share in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, primarily due to higher pension expense, repositioning and other charges, tax expense and lower segment profit in our Aerospace segment, partially offset by increased segment profit in our Automation and Control Solutions, Specialty Materials and Transportation Systems segments and increased Other (Income) Expense, as discussed above.

Review of Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net Sales

Aerospace	$2,704	$2,622	$7,857	$8,100

Automation and Control Solutions	3,474	3,188	9,835	9,202

Specialty Materials	1,175	1,015	3,573	3,117

Transportation Systems	1,039	875	3,064	2,417
Corporate	—	—	—	—

	$8,392	$7,700	$24,329	$22,836

Segment Profit
Aerospace	$458	$455	$1,314	$1,397
Automation and Control Solutions	471	431	1,258	1,088
Specialty Materials	194	155	578	430
Transportation Systems	122	62	333	84
Corporate	(53)	(43)	(148)	(133)

Total Segment Profit	1,192	1,060	3,335	2,866

Other income/ (expense)(a)	72	31	70	(37)
Interest and other financial charges	(95)	(110)	(294)	(350)
Stock compensation expense(b)	(37)	(18)	(123)	(95)
Pension (expense)(b)	(197)	(30)	(588)	(86)
Other postretirement income/(expense)(b)	(18)	(21)	(12)	38
Repositioning and other charges (b)	(212)	(114)	(482)	(369)

Income before taxes	$705	$798	$1,906	$1,967

(a)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change

	2010	2009		2010	2009

Aerospace Sales
Commercial:
Air transport and regional
Original equipment	$332	$324	2%	$1,017	$1,044	(3)%
Aftermarket	635	609	4%	1,811	1,835	(1)%
Business and general aviation
Original equipment	126	114	11%	374	603	(38)%
Aftermarket	251	229	10%	709	668	6%
Defense and Space Sales	1,360	1,346	1%	3,946	3,950	(0)%

Total Aerospace Sales	2,704	2,622		7,857	8,100

Automation and Control Solutions Sales
Products	2,149	1,954	10%	6,074	5,626	8%
Solutions	1,325	1,234	7%	3,761	3,576	5%

Total Automation and Control Solutions Sales	3,474	3,188		9,835	9,202

Specialty Materials Sales
UOP	372	359	4%	1,150	1,182	(3)%
Advanced Materials	803	656	22%	2,423	1,935	25%

Total Specialty Materials Sales	1,175	1,015		3,573	3,117

Transportation Systems Sales
Turbo Technologies	786	630	25%	2,336	1,715	36%
Consumer Products Group	253	245	3%	728	702	4%

Total Transportation Systems Sales	1,039	875		3,064	2,417

Net Sales	$8,392	$7,700		$24,329	$22,836

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$2,704	$2,622	$7,857	$8,100
% change compared with prior period	3%		(3)%

Segment profit	$458	$455	$1,314	$1,397
% change compared with prior period	1%		(6)%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended September, 30		Nine Months Ended September, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	5%	(2)%	(2)%
Other	(1)%	(4)%	(1)%	(4)%

Total % Change	3%	1%	(3)%	(6)%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

Customer End-Markets	% of Aerospace Sales			% of Aerospace Sales
	2010	2009	% Change	2010	2009	% Change

Commercial:
Air transport and regional
Original equipment	12%	12%	2%	13%	13%	(3)%
Aftermarket	24%	23%	4%	23%	23%	(1)%
Business and general aviation
Original equipment	5%	5%	11%	5%	7%	(38)%
Aftermarket	9%	9%	10%	9%	8%	6%
Defense and Space	50%	51%	1%	50%	49%	0%

Total	100%	100%	3%	100%	100%	(3)%

          Aerospace sales increased by 3 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 due to a 4 percent increase in organic growth primarily due to increased Commercial sales volume and Defense and Space services revenue, partially offset by a 1 percent reduction of revenue related to amounts recognized for payments to business and general aviation original equipment manufacturers (OEM Payments) to partially offset their pre-production costs associated with new aircraft platforms.

          Aerospace sales decreased by 3 percent for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due principally to a 2 percent decrease in organic growth and a 1 percent reduction in revenue as a result of the OEM Payments, discussed above.

          Details regarding the changes in sales by customer end-markets are as follows:

•	Air transport and regional original equipment (OE) sales increased by 2 percent in the quarter ended September 30, 2010 primarily due to higher sales to our OE customers. Sales for the nine months ended September 30, 2010 decreased by 3 percent primarily driven by lower sales to our air transport OE customers consistent with our expectations for the full year.

•

Air transport and regional aftermarket sales increased by 4 percent for quarter ended September 30, 2010 primarily as a result of increased sales of spare parts and higher maintenance activity driven by the impact of increased flying hours of approximately 7 percent in the third quarter, which is expected to continue in the fourth quarter. Sales for the nine months ended September 30, 2010 decreased by 1 percent as a result of decreased sales of spare parts driven by the impact of higher parked aircraft and customer deferral of maintenance events, partially offset by the impact of increased flying hours of approximately 5 percent in the first nine months.

•

Business and general aviation OE sales increased by 11 percent in the quarter ended September 30, 2010 due to increased new business jet deliveries, partially offset by the impact of the OEM Payments discussed above. Sales decreased by 38 percent in the nine months ended September 30, 2010 due to decreases in new business jet deliveries reflecting rescheduling and cancellation of deliveries by OE customers in the first six months and the impact of the OEM Payments discussed above.

•

Business and general aviation aftermarket sales increased by 10 percent in the quarter ended September 30, 2010 and 6 percent in the nine months ended September 30, 2010 primarily due to increased sales of spare parts due to higher engine utilization, partially offset by lower revenue associated with maintenance service agreements in the nine month period.

•

Defense and space sales increased by 1 percent in the quarter ended September 30, 2010 and were flat for the nine months ended September 30, 2010 primarily due to higher sales of logistics services offset by program wind-downs and completions and lower sales related to commercial helicopters (for nine months ended September 30, 2010). Delays in defense and space programs have impacted the timing of sales in this end-market over the course of 2010.

          Aerospace segment profit increased by 1 percent in the quarter ended September 30, 2010 compared with quarter ended September 30, 2009 due to a 5 percent increase in operational segment profit partially offset by a negative 4 percent impact from the OEM payments, discussed above. The increase in operational segment profit is comprised of an approximate 9 percent positive impact from higher sales volume, partially offset by a negative 4 percent impact from inflation, net of price and productivity (including the absence of prior year cost actions partially offset by the benefits from prior repositioning actions). Cost of goods sold totaled $2 billion for the quarter ended September 30, 2010, an increase of approximately $50 million which is primarily as a result of the factors discussed above.

          Aerospace segment profit decreased by 6 percent for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due to a negative 4 percent impact from the OEM payments, discussed above and a 2 percent decrease in operational segment. The decrease in operational segment profit is comprised of an approximate 8 percent negative impact from lower sales volume, partially offset by a positive 5 percent impact from price and productivity, net of inflation (including the absence of prior year cost actions partially offset by the benefits from prior repositioning actions). Cost of goods sold totaled $6 billion for the nine months ended September 30, 2010, an increase of approximately $150 million which is primarily as a result of the factors discussed above.

Automation and Control Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$3,474	$3,188	$9,835	$9,202
% change compared with prior period	9%		7%

Segment profit	$471	$431	$1,258	$1,088
% change compared with prior period	9%		16%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended September, 30		Nine Months Ended September, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	8%	11%	5%	14%
Foreign exchange	(2)%	(2)%	1%	1%
Acquisitions and divestitures, net	3%	0%	1%	1%

Total % Change	9%	9%	7%	16%

          Automation and Control Solutions (“ACS”) sales increased by 9 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009, primarily due to an 8 percent increase in organic revenue driven by increased sales volume. Growth from acquisitions of 3 percent was partially offset by a 2 percent unfavorable impact of foreign exchange.

          ACS sales increased by 7 percent in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, primarily due to a 5 percent increase in organic revenue driven by increased sales volume, 1 percent growth from acquisitions and a 1 percent favorable impact of foreign exchange.

•

Sales in our Products businesses increased by 10 percent in the quarter ended September 30, 2010 and 8 percent in the nine months ended September 30, 2010, primarily reflecting higher sales volumes in our businesses tied to industrial production (environmental and combustion controls, sensing and control, gas detection, personal protective equipment and scanning and mobility products), new product introductions and acquisitions, most significantly Sperian, partially offset by the negative impact of foreign exchange in the three months ended September 30, 2010.

•

Sales in our Solutions businesses increased by 7 percent in the quarter ended September 30, 2010 and 5 percent in the nine months ended September 30, 2010 primarily due to the positive impact of foreign exchange (in the first nine months), acquisitions, net of divestitures, most significantly the RMG Group, higher prices and growth in energy efficiency projects and industrial field solutions driven by orders growth and conversion to sales from order backlog. Orders and backlog increased in the third quarter and first nine months compared to the corresponding periods in 2009 primarily driven by energy efficiency projects, refining and natural gas infrastructure projects and growth in emerging regions.

          ACS segment profit increased by 9 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 due to an 11 percent increase in operational segment profit, partially offset by a negative 2 percent impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 24 percent positive impact from higher sales volume, partially offset by a negative 13 percent impact from inflation, net of price and productivity (including the absence of prior period cost actions, partially offset by the benefits of prior repositioning actions). Cost of goods sold totaled $2.4 billion for the quarter ended September 30, 2010, an increase of approximately $200 million which is primarily as a result of the factors discussed above.

          ACS segment profit increased by 16 percent in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to a 14 percent increase in operational segment profit. The increase in operational segment profit is comprised of an approximate 16 percent positive impact from higher sales volume, partially offset by a negative 2 percent impact from inflation, net of price and productivity (including the absence of prior period cost actions, partially offset by the benefits of prior repositioning actions). Cost of goods sold totaled $6.6 billion for the nine months ended September 30, 2010, an increase of approximately $350 million which is primarily as a result of the factors discussed above.

Specialty Materials

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$1,175	$1,015	$3,573	$3,117
% change compared with prior period	16%		15%

Segment profit	$194	$155	$578	$430
% change compared with prior period	25%		34%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended September, 30		Nine Months Ended September, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	16%	27%	15%	34%
Foreign exchange	0%	(2)%	0%	0%

Total % Change	16%	25%	15%	34%

          Specialty Materials sales increased by 16 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 due to a 16 percent increase in organic growth. Specialty Materials sales increased by 15 percent for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due to a 15 percent increase in organic growth.

•

Advanced Materials sales increased by 22 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 and 25 percent for the first nine months driven by (i) a 28 percent third quarter and 30 percent first nine months increase in Resins and Chemicals sales primarily due to higher prices driven by strong Asia demand and formula pricing arrangements (for the nine month period), (ii) a 21 percent third quarter and 24 percent first nine months increase in Specialty Products sales most significantly due to higher sales volume to our semiconductor, specialty additives, advanced fiber industrial applications and specialty chemicals customers, (iii) a 18 percent third quarter and 22 percent first nine months increase in our Fluorine Products business due to higher sales volume from increased demand for our refrigerants and insulating materials.

•

UOP sales increased by 4 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30. 2009 driven primarily by increased gas processing equipment sales, partially offset by lower licensing revenue. UOP sales for the first nine months decreased by 3 percent primarily due to lower new unit refining catalyst sales and timing of project activity in the refining and petrochemical industries.

          Specialty Materials segment profit increased by 25 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 due to a 27 percent increase in operational segment profit, partially offset by a negative 2 percent impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 30 percent positive impact from higher sales volume, partially offset by a negative 2 percent impact from inflation, net of price and productivity (including the absence or prior period cost actions).

Cost of goods sold totaled $900 million for the quarter ended September 30, 2010, an increase of approximately $130 million which is primarily as a result of the factors discussed above.

          Segment profit for the nine months ended September 30, 2010 increased 34 percent compared with the nine months ended September 30, 2009 due to increased operational segment profit, comprised of an approximate 28 percent positive impact from higher sales volume and a 7 percent positive impact from price and productivity, net of inflation (including the absence or prior period cost actions). Cost of goods sold totaled $2.7 billion for the nine months ended September 30, 2010, an increase of approximately $300 million which is primarily as a result of the factors discussed above.

Transportation Systems

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$1,039	$875	$3,064	$2,417
% change compared with prior period	19%		27%

Segment profit	$122	$62	$333	$84
% change compared with prior period	97%		296%

	2010 vs. 2009

Factors Contributing to Year-Over-Year Change	Three Months Ended September, 30		Nine Months Ended September, 30

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	24%	103%	27%	297%
Foreign exchange	(5)%	(6)%	0%	(1)%

Total % Change	19%	97%	27%	296%

          Transportation Systems sales increased by 19 percent in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 primarily due to a 24 percent increase in organic revenue driven by increased sales volume, partially offset by an unfavorable impact of foreign exchange of 5 percent.

          Transportation Systems sales increased by 27 percent in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 due to a 27 percent increase in organic revenue driven by increased sales volume.

•

Turbo Technologies sales increased 25 percent in the third quarter and 36 percent in the first nine months, primarily due to increased turbocharger sales to both light vehicle and commercial vehicle engine manufacturers partially offset by the negative impacts of foreign exchange. We expect increased volume to continue as we benefit from new platform launches and improved diesel penetration rates in Western Europe.

•

Consumer Products Group (“CPG”) sales increased 3 percent in the third quarter and 4 percent in the first nine months, primarily due to higher prices (primarily pass through of ethylene glycol cost increases), partially offset by lower volume of antifreeze products.

          Transportation Systems segment profit increased by $60 million in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 predominantly due to the positive impact from increased sales volume. Cost of goods sold totaled $840 million for the quarter ended September 30, 2010, an increase of approximately $90 million which is also primarily a result of increased sales volume.

          Transportation Systems segment profit increased by $249 million in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 predominantly due to the positive impact from increased sales volume. Cost of goods sold totaled $2.5 billion for the nine months ended September 30, 2010, an increase of approximately $400 million which is also primarily a result of increased sales volume.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and nine months ended September 30, 2010 and 2009. Our repositioning actions are expected to generate incremental pretax savings of approximately $275 million in 2010 compared with 2009 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $120 million in the nine months ended September 30, 2010 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $200 million in 2010 and will be funded through operating cash flows.

B.	Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, are summarized as follows:

	2010	2009

Cash provided by (used for):
Operating activities	$3,158	$2,615

Investing activities	(1,980)	(850)
Financing activities	(1,301)	(1,328)
Effect of exchange rate changes on cash	(38)	102

Net (decrease)/increase in cash and cash equivalents	$(161)	$539

          Cash provided by operating activities increased by $543 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to i) accrued expenses impact of $480 million (primarily increased customer advances and higher benefit and other employee related accruals), ii) higher pension expense of approximately $550 million, iii) lower payments for Repositioning and other charges of $218 million and iv) a $117 million impact from increased deferred income taxes (excluding the impact of cash taxes noted below), partially offset by i) a $560 million increase in cash used by working capital (increased inventory purchases and accounts receivable partially offset by higher accounts payable, each consistent with increased sales volume and demand), ii) the absence of $155 million sale of long-term receivables in 2009 and iii) higher cash taxes of $118 million.

          Cash used for investing activities increased by $1,130 million during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 primarily due to an increase in cash paid for acquisitions of $850 million (most significantly Sperian Protection, discussed below), and a net $341 million increase in investments in short-term marketable securities.

          Cash used for financing activities decreased by $27 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease in the net repayment of debt (including commercial paper) of $277 million and an increase in the proceeds from the issuance of common stock, primarily related to stock option exercises of $90 million, partially offset by the repayment of $326 million of debt assumed in the acquisition of Sperian Protection (see below).

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

          In September 2010, we completed the acquisition of approximately 98% of the issued and outstanding shares of Sperian Protection (Sperian), a French company that operates globally in the personal protection equipment design and manufacturing industry. The aggregate value, net of cash acquired, was approximately $1,475 million, including the assumption of approximately $326 million of outstanding debt. During the second quarter of 2010, $859 million in cash was held in escrow. The purchase price was funded using these escrow funds and available cash. In October 2010, we acquired the remaining 2% of the issued and outstanding shares of Sperian for approximately $16 million.

          We made voluntary contributions of Honeywell common stock to our U.S. pension plans of $400 million to improve the funded status of our plans in the first nine months of 2010. In addition, in light of year to date asset returns and current interest rates, the Company is evaluating additional voluntary contributions in 2010 and currently anticipates contributing $600 million of cash to our U.S. pension plans in the fourth quarter. The timing and amount of contributions may be impacted by a number of factors, including the rate of return on plan assets and discount rates. We also contributed $179 million of marketable securities to our non-U.S. pension plans during the first nine months of 2010.

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

Critical Accounting Policies

          The financial information as of September 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on February 12, 2010.

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

          See our 2009 Annual Report on Form 10-K (Item 7A). As of September 30, 2010, there has been no material change in this information.

Item 4.	Control and Procedures

          Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

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

Item 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 49 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 22, 2010	By:	/s/ Kathleen A. Winters

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