Form 10-K
period 2010-12-31
HONEYWELL INTERNATIONAL INC
filed 2011-02-11
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-8974

Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2640650

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
101 Columbia Road
Morris Township, New Jersey	07962

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 455-2000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $1 per share*	New York Stock Exchange
Chicago Stock Exchange
9½% Debentures due June 1, 2016	New York Stock Exchange

* The common stock is also listed on the London Stock Exchange.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $29.8 billion at June 30, 2010.

There were 784,122,288 shares of Common Stock outstanding at January 31, 2011.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 25, 2011.

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

          We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its proxy statement for the 2011 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 10, 2011, and which will also be available free of charge on our website.

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

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Turbine propulsion engines	TFE731 turbofan	Business, regional, general	United Technologies
	TFE1042 turbofan	aviation and military trainer	Rolls Royce/Allison
	ATF3 turbofan	aircraft	Turbomeca
	F124 turbofan	Commercial and military	Williams
	ALF502 turbofan	helicopters
	LF507 turbofan	Military vehicles
CFE738 turbofan
HTF 7000 turbofan
T53, T55 turboshaft
T800 turboshaft
TF40B/50A
HTS900
LT101-650/750/850
TPE 331 turboprop
AGT1500 turboshaft
Repair, overhaul and spare
parts

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Auxiliary power units	Airborne auxiliary power units	Commercial, regional, business	United Technologies
(APU’S)	Jet fuel starters	and military aircraft
	Secondary power systems	Ground power
Ground power units
Repair, overhaul and spare
parts

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Environmental control	Air management systems:	Commercial, regional and	Auxilec
systems	Air conditioning	general aviation aircraft	Barber Colman
	Bleed air	Military aircraft	Dukes
	Cabin pressure control	Ground vehicles	Eaton-Vickers
	Air purification and treatment	Spacecraft	General Electric
	Gas Processing		Goodrich
	Heat Exchangers		Liebherr
	Repair, overhaul and spare		Pacific Scientific
	parts		Parker Hannifin
TAT
United Technologies

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Electric power systems	Generators	Commercial, regional, business	General Electric
	Power distribution & control	and military aircraft	Goodrich
	Power conditioning		Safran
	Repair, overhaul and spare		United Technologies
parts

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Engine systems	Electronic and hydromechanical	Commercial, regional and	BAE Controls
accessories	fuel controls	general aviation aircraft	Goodrich
	Engine start systems	Military aircraft	Parker Hannifin
	Electronic engine controls		United Technologies
Sensors
Valves
Electric and pneumatic power
generation systems
Thrust reverser actuation,
pneumatic and electric

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Avionics systems	Flight safety systems:	Commercial, business and	BAE
	Enhanced Ground Proximity	general aviation aircraft	Boeing/Jeppesen
	Warning Systems (EGPWS)	Government aviation	Garmin
	Traffic Alert and Collision		General Electric
	Avoidance Systems (TCAS)		Goodrich
	Windshear detection systems		Kaiser
	Flight data and cockpit voice		L3
	recorders		Lockheed Martin
	Weather radar		Northrop Grumman
	Communication, navigation		Rockwell Collins
	and surveillance systems:		Thales
	Navigation and guidance		Trimble/Terra
	systems		Universal Avionics
	Global positioning systems		Universal Weather

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Satellite systems
Integrated avionics systems
Flight management systems
Cockpit display systems
Data management and aircraft
performance monitoring
systems
Aircraft information systems
Network file servers
Wireless network transceivers
Weather information network
Navigation database
information
Cabin management systems
Vibration detection and
monitoring
Mission management systems
Tactical data management
systems
Maintenance and health
monitoring systems

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Aircraft lighting	Interior and exterior aircraft	Commercial, regional,	Hella/Goodrich
	lighting	business, helicopter and	LSI
		military aviation aircraft	Luminator
		(operators, OEMs, parts	Whelen
distributors and MRO
service providers)

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Inertial sensor	Inertial sensor systems for	Military and commercial	Astronautics
	guidance, stabilization,	vehicles	Kearfott
	navigation and control	Commercial spacecraft and	BAE
	Gyroscopes, accelerometers,	launch vehicles	GEC
	inertial measurement units	Transportation	General Electric
	and thermal switches	Missiles	Goodrich
	Attitude and heading	Munitions	L3 Com
	reference systems		KVH
Northrop Grumman
Rockwell

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Control products	Radar altimeters	Military aircraft	BAE
	Pressure products	Missiles, UAVs	Goodrich
	Air data products	Commercial applications	Northrop Grumman
	Thermal switches	Commercial, regional, business	Rockwell Collins
	Magnetic sensors	and military aircraft	Rosemount

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Space products and	Guidance subsystems	Commercial and military	BAE
subsystems	Control subsystems	spacecraft	Ithaco
	Processing subsystems	DoD	L3
	Radiation hardened electronics	FAA	Northrop Grumman
	and integrated circuits	NASA	Raytheon
GPS-based range safety
systems
Gyroscopes

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Management and technical	Maintenance/operation and	U.S. government space (NASA)	Bechtel
services	provision of space systems,	DoD (logistics and information	Boeing
	services and facilities	services)	Computer Sciences
	Systems engineering and	FAA	Dyncorp
	integration	DoE	ITT
	Information technology services	Local governments	Lockheed Martin
	Logistics and sustainment	Commercial space ground	Raytheon
		segment systems and	SAIC
		services	The Washington Group
United Space Alliance

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Landing systems	Wheels and brakes	Commercial airline, regional,	Dunlop Standard Aerospace
	Wheel and brake repair and	business and military aircraft	Goodrich
	overhaul services	High performance	K&F Industries
		commercial vehicles	Messier-Bugatti
		USAF, DoD, DoE	NASCO
Boeing, Airbus, Lockheed
Martin

Automation and Control Solutions

          Our Automation and Control Solutions segment is a leading global provider of environmental and combustion controls, sensing controls, security and life safety products and services, scanning and mobility devices and process automation and building solutions and services for homes, buildings and industrial facilities.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Environmental and	Heating, ventilating and air	Original equipment	Bosch
combustion controls;	conditioning controls and	manufacturers (OEMs)	Cherry
sensing controls	components for homes and	Distributors	Danfoss
	buildings	Contractors	Eaton
	Indoor air quality products	Retailers	Emerson
	including zoning, air cleaners,	System integrators	Endress & Hauser
	humidification, heat and	Commercial customers and	Freescale
	energy recovery ventilators	homeowners served by	Semiconductor
	Controls plus integrated	the distributor, wholesaler,	GE
	electronic systems for	contractor, retail and utility	Holmes
	burners, boilers and	channels	Invensys
	furnaces	Package and materials handling	Johnson Controls
	Consumer household products	operations	Omron
	including humidifiers and	Appliance manufacturers	Schneider
	thermostats	Automotive companies	Siemens
	Electrical devices and switches	Aviation companies	United Technologies
	Water controls	Food and beverage processors	Yamatake
	Sensors, measurement, control	Medical equipment
	and industrial components	Heat treat processors
	Energy demand/response	Computer and business
	management products and	equipment manufacturers
services

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Security and life safety	Security products and systems	OEMs	Bosch
products and services	Fire products and systems	Retailers	Draeger
	Access controls and closed	Distributors	GE
	circuit television	Commercial customers and	Hubbell Inc
	Home health monitoring and	homeowners served by the	Mine Safety
	nurse call systems	the distributor, wholesaler,	Appliances
	Gas detection products and	contractor, retail and utility	Pelco
	systems	channels	Phillips
	Emergency lighting	Health care organizations	Riken Keiki
	Distribution	Security monitoring service	Siemens
	Personal protection equipment	providers	Tyco
		Industrial, fire service, utility	United Technologies
		distributors and U.S.	3M
Government

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Scanning and mobility	Hand held and hands free	OEMs	Datalogic
	image and laser based bar	Retailers	Intermec
	code scanners	Distributors	Technologies
	Scan engines	Commercial customers served	Motorola Solutions
	Mobile and wireless computers	by the transportation and
and logistics, manufacturing,
healthcare and retail
channels

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Process automation	Advanced control software and	Refining and petrochemical	ABB
products and solutions	industrial automation systems	companies	AspenTech
	for control and monitoring of	Chemical manufacturers	Emerson
	continuous, batch and hybrid	Oil and gas producers	Invensys
	operations	Food and beverage processors	Siemens
	Production management	Pharmaceutical companies	Yokogawa
	software	Utilities
	Communications systems for	Film and coated producers
	Industrial Control equipment	Pulp and paper industry
	and systems	Continuous web producers in
	Consulting, networking	the paper, plastics, metals,
	engineering and installation	rubber, non-woverns and
	Terminal automation solutions	printing industries
	Process control instrumentation	Mining and mineral industries
Field instrumentation
Analytical instrumentation
Recorders and controllers
Critical environment control
solutions and services
Aftermarket maintenance,
repair and upgrade
Gas control, measurement
and analyzing equipment

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Building solutions and	HVAC and building control	Building managers and owners	Ameresco
services	solutions and services	Contractors, architects and	GroupMac
	Energy management solutions	developers	Ingersoll Rand
	and services, including	Consulting engineers	Invensys
	demand response and	Security directors	Johnson Controls
	automation	Plant managers	Local contractors
	Security and asset	Utilities	and utilities
	management solutions and	Large global corporations	Safegate
	services	Public school systems	Schneider
	Enterprise building integration	Universities	Siemens
	solutions	Local governments	Trane
	Building information services	Public housing agencies	Thorn
	Airport lighting and systems,	Airports	United Technologies
visual docking guidance

Specialty Materials

          Our Specialty Materials segment is a global leader in providing customers with high-performance specialty materials, including hydrocarbon processing technologies, catalysts, adsorbents, equipment and services, fluorine products, specialty films and additives, advanced fibers and composites, intermediates, specialty chemicals, electronic materials and chemicals.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Resins & chemicals	Nylon 6 polymer	Nylon for carpet fibers,	BASF
	Caprolactam	engineered resins and	DSM
	Ammonium sulfate	flexible packaging	Sinopec
	Cyclohexanone	Compounded Fertilizer ingredients	UBE
	Cyclophexanol (KA Oil)	Specialty chemicals
MEKO

Hydrofluoric acid (HF)	Anhydrous and aqueous	Fluorocarbons	Mexichem Flour
	hydrofluoric acid	Steel	Solvay
Oil refining
Chemical intermediates
Semiconductors Photovoltaics

Fluorocarbons	Refrigerants, aerosol and	Refrigeration	Arkema
	insulation foam blowing	Air conditioning	Dupont
	agents	Polyurethane foam	Solvay
	Genesolv® solvents	Precision cleaning	Ineos
	Oxyfume sterilant gases	Optical
	Ennovate 3000 blowing agent	Appliances
	for refrigeration insulation	Hospitals
Medical equipment
manufacturers

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Fluorine specialties	Sulfur hexafluoride (SF6)	Electric utilities	Air Products
	Iodine pentafluoride (IF)	Magnesium gear manufacturers	Asahi Glass
	Antimony pentafluoride (SbF5)		Solvay
LiMing

Nuclear services	UF6 conversion services	Nuclear fuel	Cameco
		Electric utilities	Comurhex
Rosatom

Research and fine	Oxime-based fine chemicals	Agrichemicals	Avecia
chemicals	Fluoroaromatics	Biotech	Degussa
	High-purity solvents		DSM
E. Merck
Thermo Fisher
Scientific
Lonza
Sigma-Aldrich

Performance chemicals	HF derivatives	Diverse by product type	Atotech
Imaging chemicals	Fluoroaromatics		BASF
Chemical processing	Catalysts		DSM
sealants	Oxime-silanes

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Advanced fibers &	High modulus polyethylene	Bullet resistant vests, helmets	DuPont
composites	fiber and shield composites	and other armor applications	DSM
	Aramid shield composites	Cut-resistant gloves	Teijin
Rope & cordage

Specialty films	Cast nylon film	Food and pharmaceutical	American Biaxis
	Bi-axially oriented nylon film	packaging	CFP
	Fluoropolymer film		Daikin
Kolon
Unitika

Specialty additives	Polyethylene waxes	Coatings and inks	BASF
	Paraffin waxes and blends	PVC pipe, siding & profiles	Clariant
	PVC lubricant systems	Plastics	Eastman
	Processing aids	Reflective coatings
	Luminescent pigments	Safety & security applications

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Electronic chemicals	Ultra high-purity HF	Semiconductors	KMG
	Inorganic acids	Photovoltaics	BASF
	Hi-purity solvents		General Chemical

Semiconductor materials	Interconnect-dielectrics	Semiconductors	BASF
and services	Interconnect-metals	Microelectronics	Brewer
	Semiconductor packaging	Telecommunications	Kyocera
	materials	LED	Nikko
	Advanced polymers	Photovoltaics	Praxair
	Anti-reflective coatings		Shinko
	Thermo-couples		Tosch

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Catalysts, adsorbents and	Catalysts	Petroleum, refining,	Axens
specialties	Molecular sieves	petrochemical, gas	BASF
	Adsorbents	processing, and	WR Grace
	Customer catalyst	manufacturing industries	Haldor
	manufacturing		Shell/Criterion

Process technology	Technology licensing and	Petroleum refining,	Axens
and equipment	engineering design of	petrochemical and gas	BP/Amoco
	process units and systems	processing	Exxon-Mobil
	Engineered products		Chevron Lummus Global
	Proprietary equipment		Chicago Bridge & Iron
	Training and development of		Koch Glitsch
	technical personnel		Linde AG
	Gas processing technology		Natco
Shaw Group
Shell/SGS

Renewable fuels and	Technology licensing of	Agricultural products	Neste Oy
chemicals	Process, catalysts, absorbents,		Lurgi
	Refining equipment and		Syntroleum
	services for producing		Dynamotive
renewable-based fuels
and chemicals

Transportation Systems

          Our Transportation Systems segment is one of the leading manufacturers of engine boosting systems for passenger cars and commercial vehicles, as well as a leading provider of automotive care and braking products.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors

Charge-air systems	Turbochargers for gasoline	Passenger car, truck and	Borg-Warner
	and diesel engines	off-highway OEMs	Holset
		Engine manufacturers	IHI
		Aftermarket distributors and	MHI
dealers

Thermal systems	Exhaust gas coolers	Passenger car, truck and	Behr
	Charge-air coolers	off-highway OEMs	Modine
	Aluminum radiators	Engine manufacturers	Valeo
	Aluminum cooling modules	Aftermarket distributors and
dealers

Aftermarket filters, spark	Oil, air, fuel, transmission and	Automotive and heavy vehicle	AC Delco
plugs, electronic	coolant filters	aftermarket channels, OEM’s	Bosch
components and car care	PCV valves	and Original Equipment	Champion
products	Spark plugs	Service Providers (OES)	Mann & Hummel
	Wire and cable	Auto supply retailers	NGK
	Antifreeze/coolant	Specialty installers	Peak/Old World
	Windshield washer fluids	Mass merchandisers	Industries
	Waxes, washes and specialty		Purolator
	cleaners		STP/ArmorAll
Turtle Wax
Zerex/Valvoline

Brake hard parts and other	Disc brake pads and shoes	Automotive and heavy vehicle	Advics
friction materials	Drum brake linings	OEMs, OES, brake	Akebono
	Brake blocks	manufacturers and	Continental
	Disc and drum brake	aftermarket channels	Federal-Mogul
	components	Installers	ITT Corp
	Brake hydraulic components	Railway and commercial/military	JBI
	Brake fluid	aircraft OEMs and brake	Nisshinbo
	Aircraft brake linings	manufacturers	TMD Friction
	Railway linings		TRW

Aerospace Sales

          Our sales to aerospace customers were 32, 35 and 35 percent of our total sales in 2010, 2009 and 2008, respectively. Our sales to commercial aerospace original equipment manufacturers were 6, 7 and 9 percent of our total sales in 2010, 2009 and 2008, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 10, 11 and 11 percent of our total sales in 2010, 2009 and 2008, respectively. Our Aerospace results of operations can be impacted by various industry and economic conditions. See “Item 1A. Risk Factors.”

U.S. Government Sales

          Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $4,354, $4,288 and $4,240 million in 2010, 2009 and 2008, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $3,500, $3,455 and $3,412 million in 2010, 2009 and 2008, respectively. U.S. defense spending increased in 2010. Although we expect a slight decline in our defense and space revenue in 2011 (see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations), we do not expect to be significantly affected by any proposed changes in 2011 federal spending due principally to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs). Our contracts with the U.S. Government are subject to audits, investigations, and termination by the government. See “Item 1A. Risk Factors.”

Backlog

          Our total backlog at December 31, 2010 and 2009 was $14,616 and $13,182 million, respectively. We anticipate that approximately $10,609 million of the 2010 backlog will be filled in 2011. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

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

International Operations

          We are engaged in manufacturing, sales, service and research and development mainly in the United States, Europe, Asia, Canada, Middle East and Latin America. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 11, 12 and 10 percent of our total sales in 2010, 2009 and 2008, respectively. Foreign manufactured products and services, mainly in Europe, were 41, 39 and 39 percent of our total sales in 2010, 2009 and 2008, respectively.

          Approximately 17 percent of total 2010 sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Canada, Asia and Latin America. Foreign manufactured products and systems and performance of services comprised approximately 15 percent of total 2010 Aerospace sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Canada and Asia.

          Approximately 2 percent of total 2010 sales of Automation and Control Solutions products and services were exports of U.S. manufactured products. Foreign manufactured products and performance of services accounted for 58 percent of total 2010 Automation and Control Solutions sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

          Approximately 30 percent of total 2010 sales of Specialty Materials products and services were exports of U.S. manufactured products. Exports were principally made to Asia and Latin America. Foreign manufactured products and performance of services comprised 27 percent of total 2010 Specialty Materials sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Canada.

          Approximately 3 percent of total 2010 sales of Transportation Systems products were exports of U.S. manufactured products. Foreign manufactured products accounted for 70 percent of total 2010 sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Latin America.

          Financial information including net sales and long-lived assets related to geographic areas is included in Note 24 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. Information regarding the economic, political, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Raw Materials

          The principal raw materials used in our operations are generally readily available. We experienced no significant problems in the purchase of key raw materials and commodities in 2010. We are not dependent on any one supplier for a material amount of our raw materials, except related to phenol, a raw material used in our Specialty Materials segment. We purchase phenol under a supply agreement with one supplier.

          The costs of certain key raw materials, including natural gas, benzene (the key component in phenol), ethylene, fluorspar and sulfur in our Specialty Materials business, steel, nickel, other metals and ethylene glycol in our Transportation Systems business, and nickel, titanium and other metals in our Aerospace business, are expected to remain volatile. In addition, in 2010 certain large long-term fixed supplier price agreements expired, primarily relating to components used by our Aerospace business, which in the aggregate, subjected us to higher volatility in certain component costs. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2011. See “Item 1A. Risk Factors” for further discussion.

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

Research and Development

          Our research activities are directed toward the discovery and development of new products, technologies and processes and the development of new uses for existing products. The Company’s principal research and development activities are in the U.S., Europe, India and China.

          Research and development (R&D) expense totaled $1,466, $1,330 and $1,543 million in 2010, 2009 and 2008, respectively. The increase in R&D expense of 10 percent in 2010 compared to 2009 was mainly due to additional product design and development costs in Automation and Control Solutions and increased expenditures on the development of products for new aircraft platforms. The decrease in R&D expense in 2009 compared to 2008 of 14 percent was consistent with our 15 percent decrease in net sales. R&D as a percentage of sales was 4.4, 4.3 and 4.2 percent in 2010, 2009 and 2008, respectively. Customer-sponsored (principally the U.S. Government) R&D activities amounted to an additional $874, $852 and $903 million in 2010, 2009 and 2008, respectively.

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

Employees

          We have approximately 130,000 employees at December 31, 2010, of which approximately 53,000 were located in the United States.

Item 1A.	Risk Factors

Cautionary Statement about Forward-Looking Statements

          We have described many of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the overview of the Company and each of our segments and the discussion of their respective economic and other factors and areas of focus for 2011. These sections and other parts of this report (including this Item 1A) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

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

Risk Factors

          Our business, operating results, cash flows and financial condition are subject to the risks and uncertainties set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Industry and economic conditions may adversely affect the market and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

          The operating results of our segments are impacted by general global industry and economic conditions that can cause changes in spending and capital investment patterns, demand for our products and services and the level of our manufacturing and shipping costs. The operating results of our Aerospace segment, which generated 32 percent of our consolidated revenues in 2010, are directly tied to cyclical industry and economic conditions, including global demand for air travel as reflected in new aircraft production, the deferral or cancellation of orders for new aircraft, delays in launch schedules for new aircraft platforms, the retirement of aircraft, global flying hours, and business and general aviation aircraft utilization rates, as well as changes in customer buying patterns with respect to aftermarket parts, supplier consolidation, factory transitions, capacity constraints, and the level and mix of U.S. Government appropriations for defense and space programs (as further discussed in other risk factors below). The challenging operating environment faced by the commercial airline industry may be influenced by a wide variety of factors including global flying hours, aircraft fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns as well as changes in regulations. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our Aerospace aftermarket sales and margins. The operating results of our Automation and Control Solutions (ACS) segment, which generated 41 percent of our consolidated revenues in 2010, are impacted by the level of global residential and commercial construction (including retrofits and upgrades), capital spending and operating expenditures on building and process automation, industrial plant capacity utilization and expansion, inventory levels in distribution channels, and global economic growth rates. Specialty Materials’ operating results, which generated 14 percent of our consolidated revenues in 2010, are impacted by global economic growth rates, capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, and commodity demand volatility. Transportation Systems’ operating results, which generated 13 percent of our consolidated revenues in 2010, are impacted by global production and demand for automobiles and trucks equipped with turbochargers, and regulatory changes regarding automobile and truck emissions and fuel economy, delays in launch schedules for new automotive platforms, and consumer demand and spending for automotive aftermarket and car care products. Demand of global automotive and truck manufacturers will continue to be influenced by a wide variety of factors, including ability of consumers to obtain financing, ability to reduce operating costs and overall consumer and business confidence. Each of the segments is impacted by volatility in raw material prices (as further described below) and non-material inflation.

Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers, and cause us to incur significant liabilities.

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

          Our manufacturing operations are also highly dependent upon the delivery of materials (including raw materials) by outside suppliers and their assembly of major components and subsystems used in our products in a timely manner and in full compliance with purchase order terms and conditions, quality standards, and applicable laws and regulations. In addition, many major components and product equipment items are procured or subcontracted on a single-source basis; in some circumstances these suppliers are the sole source of the component or equipment. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. Our suppliers may fail to perform according to specifications as and when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. The supply chains for our businesses could also be disrupted by suppliers’ decisions to exit certain businesses and by external events such as natural disasters, extreme weather events, pandemic health issues, terrorist actions, labor disputes, governmental actions and legislative or regulatory changes (e.g., product certification or stewardship requirements, sourcing restrictions, climate change or greenhouse gas emission standards, etc.). Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships. Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. In addition, because our businesses cannot always immediately adapt their cost structure to changing market conditions, our manufacturing capacity for certain products may at times exceed or fall short of our production requirements, which could adversely impact our operating costs, profitability and customer and supplier relationships.

          Our facilities, distribution systems and information technology systems are subject to catastrophic loss due to, among other things fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, result in personal injury or property damage, damage relationships with our customers and result in large expenses to repair or replace the facilities or systems, as well as result in other liabilities and adverse impacts. The same risk can also arise from the failure of critical systems supplied by Honeywell to large industrial, refining and petrochemical customers.

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

          Our systems are subject to risks from unlawful attempts by others to gain unauthorized access to our information technology systems through the Internet. The theft and/or unauthorized use or production of our trade secrets and other confidential business information could reduce the value of our investment in R&D and product development and could subject us to claims by third parties relating to loss of their confidential or proprietary information.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory and other risks of international operations.

          Our international operations, including U.S. exports, comprise a growing proportion of our operating results. Our strategy calls for increasing sales to and operations in overseas markets, including developing markets such as Mexico, Brazil, China, India, Malaysia, the Middle East and Eastern Europe.

          In 2010, 52 percent of our total sales (including products manufactured in the U.S. and in international locations) were outside of the U.S. including 28 percent in Europe and 11 percent in Asia. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. We are also subject to U.S. laws prohibiting companies from doing business in certain countries, or restricting the type of business that may be conducted in these countries. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

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

          At December 31, 2010, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) and available for sale securities totaled approximately $19.0 billion and $0.3 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. An other than temporary decline in the market value of our available for sale securities may also result in an impairment charge. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareowners’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

A change in the level of U.S. Government defense and space funding or the mix of programs to which such funding is allocated could adversely impact Aerospace’s defense and space sales and results of operations.

          Sales of our defense and space-related products and services are largely dependent upon government budgets, particularly the U.S. defense budget. Sales as a prime contractor and subcontractor to the U.S. Department of Defense comprised approximately 33 and 10 percent of Aerospace and total sales, respectively, for the year ended December 31, 2010. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2011 and subsequent budgets ultimately approved by Congress, or be included in the scope of separate supplemental appropriations. We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift in defense or space spending to programs in which we do not participate and/or reductions in funding for or termination of existing programs could adversely impact our results of operations.

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

          The sales and margins of each of our segments are directly impacted by government regulations. Safety and performance regulations (including mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft), product certification requirements and government procurement practices can impact Aerospace sales, research and development expenditures, operating costs and profitability. The demand for and cost of providing Automation and Control Solutions products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Specialty Materials’ results of operations can be affected by environmental (e.g. government regulation of fluorocarbons), safety and energy efficiency standards and regulations, while emissions and energy efficiency standards and regulations can impact the demand for turbochargers in our Transportation Systems segment. Legislation or regulations regarding areas such as labor and employment, employee benefit plans, tax, health, safety and environmental matters, import, export and trade, intellectual property, product certification, and product liability may impact the results of each of our operating segments and our consolidated results.

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

          We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters and environmental, health and safety matters. Resolution of these matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all our operational risks and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.

          Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures. We have incurred remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Our expenses include significant costs related to employee and retiree health benefits.

          With approximately 130,000 employees, including approximately 53,000 in the U.S., our expenses relating to employee health and retiree health benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health-care costs, legislative or regulatory changes, and volatility in discount rates, as well as changes in other assumptions used to calculate retiree health benefit expenses, may adversely affect our financial position and results of operations.

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

          We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. In 2010, our tax expense represented 28.4 percent of our income before tax, and includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could effect the valuation of our deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

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

          We have approximately 1,300 locations consisting of plants, research laboratories, sales offices and other facilities. Our headquarters and administrative complex is located in Morris Township, New Jersey. Our plants are generally located to serve large marketing areas and to provide accessibility to raw materials and labor pools. Our properties are generally maintained in good operating condition. Utilization of these plants may vary with sales to customers and other business conditions; however, no major operating facility is significantly idle. We own or lease warehouses, railroad cars, barges, automobiles, trucks, airplanes and materials handling and data processing equipment. We also lease space for administrative and sales staffs. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

          Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

Aerospace
Anniston, AL (leased)	South Bend, IN	Greer, SC
Glendale, AZ (leased)	Olathe, KS	Toronto, Canada
Phoenix, AZ	Minneapolis, MN (partially leased)	Olomouc, Czech Republic (leased)
Tempe, AZ	Plymouth, MN	Raunheim, Germany
Tucson, AZ	Rocky Mount, NC	Penang, Malaysia
Torrance, CA	Albuquerque, NM	Singapore (leased)
Clearwater, FL	Urbana, OH	Yeovil, UK (leased)

Automation and Control Solutions
San Diego, CA (leased)	Pleasant Prairie, WI (leased)	Chihuahua, Mexico
Northford, CT	Shenzhen, China (leased)	Juarez, Mexico (partially leased)
Freeport, IL	Suzhou, China	Tijuana, Mexico (leased)
St. Charles, IL (leased)	Mosbach, Germany	Emmen, Netherlands
Golden Valley, MN	Neuss, Germany	Newhouse, Scotland
Houston, TX (leased)	Schonaich, Germany (leased)
York, PA (leased)	Pune, India (leased)

Specialty Materials
Mobile, AL	Geismar, LA	Colonial Heights, VA
Des Plaines, IL	Shreveport, LA	Hopewell, VA
Metropolis, IL	Pottsville, PA	Spokane, WA
Baton Rouge, LA	Orange, TX	Seelze, Germany
Chesterfield, VA

Transportation Systems
Shanghai, China	Atessa, Italy	Mexicali, Mexico (partially leased)
Conde, France	Kodama, Japan	Bucharest, Romania
Glinde, Germany	Ansan, Korea (leased)	Pune India

Item 3.	Legal Proceedings

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 21 of Notes to Financial Statements.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

          Although the outcome of the matters discussed below cannot be predicted with certainty, we do not believe that any of them, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

          The United States Environmental Protection Agency and the United States Department of Justice (“federal authorities”) are investigating whether the storage of certain sludges generated during uranium hexafluoride production at our Metropolis, Illinois facility has been in compliance with the requirements of the Resource Conservation and Recovery Act. The federal authorities have convened a grand jury in this matter. The Company has cooperated fully in the investigation and has been engaged in discussions with the federal authorities regarding a resolution of this matter, which the Company expects to finalize in the first quarter of 2011. The storage issue at the Metropolis site was also previously voluntarily disclosed to the Illinois Environmental Protection Agency, with whom Honeywell has been working to resolve related civil environmental claims.

          In November 2010 Honeywell reached a final settlement agreement with the New York State Department of Environmental Conservation to settle allegations that Honeywell failed to properly close out waste storage areas associated with legacy operations in Syracuse, New York, which areas are known as the Solvay Settling Basins. Under the terms of the settlement, Honeywell will pay a fine of $100,000 and implement certain environmental projects in the area.

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

Executive Officers of the Registrant

          The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience

David M. Cote, 58(a) 2002	Chairman of the Board and Chief Executive Officer since July 2002.

Alexandre Ismail, 45 2009

President and Chief Executive Officer Transportation Systems since April 2009. President Turbo Technologies from November 2008 to April 2009. President Global Passengers Vehicles from August 2006 to November 2008. Vice President and General Manager Turbo Technologies EMEA & India from September 2003 to August 2006.

Roger Fradin, 57 2004	President and Chief Executive Officer Automation and Control Solutions since January 2004.

Timothy O. Mahoney, 54 2009

President and Chief Executive Officer Aerospace since September 2009. Vice President Aerospace Engineering and Technology and Chief Technology Officer from March 2007 to August 2009. President of Air Transport and Regional from July 2005 to March 2007.

Andreas C. Kramvis, 58 2008	President and Chief Executive Officer Specialty Materials since March 2008. President of Environmental and Combustion Controls from September 2002 to February 2008.

David J. Anderson, 61 2003	Senior Vice President and Chief Financial Officer since June 2003.

Krishna Mikkilineni, 51 2010

Senior Vice President Engineering and Operations since April 2010 and President Honeywell Technology Solutions since January 2009. Vice President Honeywell Technology Solutions from July 2002 to January 2009.

Katherine L. Adams, 46 2009

Senior Vice President and General Counsel since April 2009. Vice President and General Counsel from September 2008 to April 2009. Vice President and General Counsel for Specialty Materials from February 2005 to September 2008.

Mark R. James, 49 2007	Senior Vice President Human Resources and Communications since November 2007. Vice President of Human Resources and Communications for Aerospace from October 2004 to November 2007.

(a) Also a Director.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Market and dividend information for Honeywell’s common stock is included in Note 26 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

          The number of record holders of our common stock at December 31, 2010 was 61,830.

          Honeywell did not purchase any of its common stock, par value $1 per share, for the year ending December 31, 2010. The Board of Directors has authorized the repurchase of up to a total of $3 billion of Honeywell common stock, which amount includes $1.3 billion that remained available under the Company’s previously reported share repurchase program. Honeywell presently expects to repurchase outstanding shares from time to time during 2011 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

Performance Graph

          The following graph compares the five-year cumulative total return on our Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and a composite of Standard & Poor’s Industrial Conglomerates and Aerospace and Defense indices, on a 60%/40% weighted basis, respectively (the “Composite Index”). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. In prior years, these components had been equally weighted. The change in weighting reflects the growth, both organic and through acquisitions, in the Company’s non-Aerospace businesses. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. Per SEC rules, we are including the Composite Index on an equally weighted basis in the graph below with respect to 2005-2009. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2005 and that all dividends were reinvested.

	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010

Honeywell	100	124.17	172.15	94.08	116.49	162.52
S&P 500®	100	115.79	122.16	76.96	97.33	111.99
Composite Index (60/40)	100	115.23	127.14	69.27	80.32	94.19
Composite Index (50/50)	100	116.89	130.72	73.18	85.91

HONEYWELL INTERNATIONAL INC.

     Information in Items 6, 7, 8 and Exhibit 12 for the years ended December 31, 2009, 2008, 2007 and 2006 have been revised, as applicable, for the retrospective application of our change in accounting policy for recognizing pension expense. See Note 1 of the Notes to the Financial Statements for a discussion of the change and the impacts for the years ended December 31, 2009 and 2008.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2010	2009 (1)	2008 (1)	2007 (1)(2)	2006 (1)(3)

	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$33,370	$30,908	$36,556	$34,589	$31,367
Net income attributable to Honeywell (4)	2,022	1,548	806	2,594	2,284
Per Common Share
Earnings from continuing operations:
Basic	2.61	2.06	1.09	3.39	2.78
Assuming dilution	2.59	2.05	1.08	3.35	2.76

Dividends	1.21	1.21	1.10	1.00	0.9075
Financial Position at Year-End
Property, plant and equipment—net	4,840	4,847	4,934	4,985	4,797
Total assets	37,834	35,993	35,570	33,805	30,941
Short-term debt	889	1,361	2,510	2,238	1,154
Long-term debt	5,755	6,246	5,865	5,419	3,909
Total debt	6,644	7,607	8,375	7,657	5,063
Shareowners’ equity (5)(6)	10,787	8,971	7,140	9,293	9,777

(1)

Reflects the retrospective change in our method of recognizing pension expense. See Note 1 of Notes to Financial Statements for a discussion of the change and the impacts of the change for the years ended December 31, 2009 and 2008.

(2)

For the year ended December 31, 2007 the retrospective change in recognizing pension expense increased Net income attributable to Honeywell by $150 million, Earnings per share, basic by $0.20, Earnings per share, assuming dilution by $0.19.

(3)

For the year ended December 31, 2006 the retrospective change in recognizing pension expense increased Net income attributable to Honeywell by $206 million, Earnings per share, basic by $0.25, Earnings per share, assuming dilution by $0.25.

(4)

For the year ended December 31, 2008 Net income attributable to Honeywell includes a $417 million, net of tax gain resulting from the sale of our Consumables Solutions business as well as a charge of $465 million for environmental liabilities deemed probable and reasonably estimable during 2008 (see Notes 2 and 3 of Notes to Financial Statements, respectively).

(5)	The retrospective change in our method of recognizing pension impacted Shareowners’ equity for the years ended December 31 as follows: 2009- increase of $17 million and 2008- decrease of $128 million.

(6)

For the year ended December 31, 2006 shareowners’ equity includes a reduction of $414 million related to the adoption of revised accounting guidance for “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three years ended December 31, 2010. All references to Notes related to Notes to the Financial Statements in “Item 8-Financial Statements and Supplementary Data”.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2010	2009	2008

Net sales	$33,370	$30,908	$36,556
% change compared with prior period	8%	(15)%

The change in net sales compared to the prior year period is attributable to the following:

	2010 Versus 2009	2009 Versus 2008

Volume	5%	(14)%
Price	2%	0%
Acquisitions/Divestitures	1%	1%
Foreign Exchange	0%	(2)%

	8%	(15)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2010	2009	2008

Cost of products and services sold	$25,519	$24,012	$31,118
% change compared with prior period	6%	(23)%

Gross Margin percentage	23.5%	22.3%	14.9%

          Cost of products and services sold increased by $1,507 million or 6 percent in 2010 compared with 2009 principally due to an estimated increase in direct material costs and indirect costs of approximately $1,300 million and $300 million, respectively, driven substantially by an 8 percent increase in sales as a result of the factors discussed above and in the Review of Business Segments section of this MD&A and an $150 million increase in Repositioning and Other Charges (see Note 3 of Notes to Financial Statements), partially offset by a $300 million decrease in pension expense.

          Gross margin percentage increased by 1.2 percentage points in 2010 compared with 2009 primarily due to lower pension expense (approximate 1 percentage point impact) and higher sales volume driven by our Automation and Control Solutions segment, Specialty Materials segment and Transportation Systems segment (approximate 0.7 percentage point impact), partially offset by higher repositioning and other charges (approximate 0.4 percentage point impact).

          Cost of products and services sold decreased by $7,106 million or 23 percent in the 2009 compared with 2008. The decrease is primarily due to lower pension expense, lower sales as a result of the factors discussed within the Review of Business Segments section of this MD&A, lower material costs, reduced labor costs (reflecting reduced census, work scheduled reductions, benefits from prior repositioning actions and lower incentive compensation), the positive impact of indirect cost savings initiatives across each of our Business Segments, and lower repositioning charges.

          Gross margin percentage increased by 7.4 percentage points in 2009 compared with 2008, primarily due to lower pension expense, increases of 2.9 and 0.6 percent, respectively, in our Specialty Materials and Automation & Controls Solutions segments, as a result of the cost savings initiatives discussed above, and lower repositioning charges, partially offset by lower margins in our Transportation Systems and Aerospace Solutions segments of 3.2 and 0.7 percent, respectively, due to lower sales partially offset by the impact of cost savings initiatives.

Selling, General and Administrative Expenses

	2010	2009	2008

Selling, general and administrative expense	$4,717	$4,443	$5,130
Percent of sales	14.1%	14.4%	14.0%

          Selling, general and administrative expenses (SG&A) decreased as a percentage of sales by 0.3 percent in 2010 compared to the 2009 driven by the impact of higher sales volume, discussed above, and lower pension expense, partially offset by an estimated $500 million increase in labor costs (reflecting the absence of prior period labor cost actions).

          SG&A as a percentage of sales increased by 0.4 of a percentage point in 2009 compared with 2008. The increase as a percentage of sales was driven by lower sales volumes, substantially offset by the positive impact of i) lower pension expense, (ii) indirect cost savings initiatives across each of our Business Segments, iii) reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and iv) lower repositioning charges.

Other (Income) Expense

	2010	2009	2008

Equity (income)/loss of affiliated companies	$(29)	$(26)	$(63)
Gain on sale of non-strategic businesses and assets	—	(87)	(635)
Interest income	(40)	(33)	(102)
Foreign exchange	13	45	52
Other, net	(39)	46	—

	$(95)	$(55)	$(748)

          Other income increased by $40 million in 2010 compared to 2009 due primarily to i) a $62 million pre-tax gain related to the consolidation of a joint venture within our Specialty Materials segment in the third quarter of 2010 (see Note 4 of Notes to Financial statements) for further details, ii) the absence of an other-than-temporary impairment charge of $62 million in the second quarter of 2009, partially offset by the absence of a $50 million deconsolidation gain related to a subsidiary within our Automation and Control Solutions segment in 2009 and $22 million of acquisition related costs in 2010.

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

Interest and Other Financial Charges

	2010	2009	2008

Interest and other financial charges	$386	$459	$456
% change compared with prior period	(16)%	1%

          Interest and other financial charges decreased by 16 percent in 2010 compared with 2009 primarily due to lower debt balances and lower borrowing costs.

          Interest and other financial charges increased by 1 percent in 2009 compared with 2008 due to lower debt balances offset by higher borrowing costs on term debt.

Tax Expense

	2010	2009	2008

Tax expense	$808	$465	$(226)
Effective tax rate	28.4%	22.7%	(37.7)%

          The effective tax rate increased by 5.7 percentage points in 2010 compared with 2009 primarily due to a change in the mix of earnings related to lower U.S. pension expense, the impact of an enacted change in the tax treatment of the Medicare Part D program, the absence of manufacturing incentives, a decreased impact from the settlement of audits and an increase in the foreign effective tax rate. The foreign effective tax rate increased by approximately 7 percentage points which primarily consisted of i) a 6 percentage point impact from the absence of tax benefits related to foreign exchange and investment losses and ii) a 0.5 percentage points impact from increased valuation allowances on net operating loss. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign rates.

          The effective tax rate increased by 60.4 percentage points in 2009 compared to 2008 primarily due to a change in the mix of earnings related to lower U.S. pension expense and to a lesser extent, a decreased impact from the settlement of audits. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign rates.

          In 2011, the effective tax rate could change based upon the Company’s operating results and the outcome of tax positions taken regarding previously filed tax returns currently under audit by various Federal, State and foreign tax authorities, several of which may be finalized in the foreseeable future. The Company believes that it has adequate reserves for these matters, the outcome of which could materially impact the results of operations and operating cash flows in the period they are resolved.

Net Income Attributable to Honeywell

	2010	2009	2008

Net income attributable to Honeywell	$2,022	$1,548	$806
Earnings per share of common stock – assuming dilution	$2.59	$2.05	$1.08

          Earnings per share of common stock – assuming dilution increased by $0.54 per share in 2010 compared with 2009 primarily due to increased segment profit in our Automation and Control Solutions, Specialty Materials and Transportation Systems segments and lower pension expense, partially offset by higher tax expense and higher repositioning and other charges.

          Earnings per share of common stock – assuming dilution increased by $0.97 per share in 2009 compared with 2008 primarily relates to lower pension expense and lower repositioning charges, partially offset by a decrease in segment profit in each of our business segments, decreased Other (Income) Expense, as discussed above, and an increase in the number of shares outstanding.

          For further discussion of segment results, see “Review of Business Segments”.

BUSINESS OVERVIEW

          This Business Overview provides a summary of Honeywell and its four reportable operating segments (Aerospace, Automation and Control Solutions, Specialty Materials and Transportation Systems), including their respective areas of focus for 2011 and the relevant economic and other factors impacting their results, and a discussion of each segment’s results for the three years ended December 31, 2010. Each of these segments is comprised of various product and service classes that serve multiple end markets. See Note 23 to the financial statements for further information on our reportable segments and our definition of segment profit.

Economic and Other Factors

          In addition to the factors listed below with respect to each of our operating segments, our consolidated operating results are principally driven by:

•	Impact of global economic growth rates (U.S., Europe and emerging regions) and industry conditions on demand in our key end markets;

•	Overall sales mix, in particular the mix of Aerospace original equipment and aftermarket sales and the mix of Automation and Control Solutions (ACS) products and services sales;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The impact of the pension discount rate and asset returns on pension expense, including mark-to-market adjustments, and funding requirements; and

•	The impact of changes in foreign currency exchange rate, particularly the U.S. dollar-Euro exchange rate.

Areas of Focus for 2011

          The areas of focus for 2011, which are generally applicable to each of our operating segments, include:

•	Driving profitable growth by building innovative products that address customer needs;

•	Achieving sales growth, technological excellence and manufacturing capability through global expansion, especially focused on emerging regions in China, India and the Middle East;

•	Proactively managing raw material costs through formula and long term supply agreements, price increases and hedging activities, where feasible;

•

Driving cash flow conversion through effective working capital management and capital investment in our businesses, thereby enhancing liquidity, repayment of debt, strategic acquisitions, and the ability to return value to shareholders;

•

Actively monitoring trends in short-cycle end markets, such as the Transportation Systems Turbo business, ACS Products businesses, Aerospace commercial after-market and Specialty Materials Advanced Materials, and continuing to take proactive cost actions;

•	Aligning and prioritizing investments in long-term growth considering short-term demand volatility;

•	Driving productivity savings through execution of repositioning actions;

•	Controlling discretionary spending levels with focus on non-customer related costs;

•	Ensuring preparedness to maximize performance in response to improving end market conditions while controlling costs by proactively managing capacity utilization, supply chain and inventory demand;

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

•	Controlling Corporate costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and tax expense.

Review of Business Segments

	2010	2009	2008

Net Sales
Aerospace
Product	$5,868	$5,930	$7,676
Service	4,815	4,833	4,974

Total	10,683	10,763	12,650
Automation and Control Solutions
Product	11,733	10,699	11,953
Service	2,016	1,912	2,065

Total	13,749	12,611	14,018
Specialty Materials
Product	4,449	3,895	4,961
Service	277	249	305

Total	4,726	4,144	5,266
Transportation Systems
Product	4,212	3,389	4,622
Service	—	—	—

Total	4,212	3,389	4,622
Corporate
Product	—	—	—
Service	—	1	—

Total	—	1	—

	$33,370	$30,908	$36,556

Segment Profit
Aerospace	$1,835	$1,893	$2,300
Automation and Control Solutions	1,770	1,588	1,622
Specialty Materials	749	605	721
Transportation Systems	473	156	406
Corporate	(211)	(145)	(204)

	$4,616	$4,097	$4,845

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,

	2010	2009	2008

Segment Profit	$4,616	$4,097	$4,845
Other income/ (expense)(1)	66	29	685
Interest and other financial charges	(386)	(459)	(456)
Stock compensation expense(2)	(164)	(118)	(128)
Pension expense- ongoing(2)(3)	(189)	(296)	91
Pension mark to market adjustment(2)(3)	(471)	(741)	(3,290)
Other postretirement income/(expense)(2)	(29)	15	(135)
Repositioning and other charges (2)	(600)	(478)	(1,012)

Income before taxes(3)	$2,843	$2,049	$600

(1)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(3)

As revised for the change in our method of recognizing pension expense. See Note 1 of Notes to Financial Statements for a discussion of the change and the impacts of the change for the years ended December 31, 2009 and 2008.

				% Change

	2010	2009	2008	2010 Versus 2009	2009 Versus 2008

Aerospace Sales
Commercial:
Air transport and regional
Original equipment	$1,362	$1,396	$1,766	(2)%	(21)%
Aftermarket	2,437	2,419	2,866	1%	(16)%
Business and general aviation
Original equipment	513	709	1,459	(28)%	(51)%
Aftermarket	976	902	1,227	8%	(26)%
Defense and Space Sales	5,395	5,337	5,332	1%	0%

Total Aerospace Sales	10,683	10,763	12,650

Automation and Control Solutions Sales
Products	8,467	7,627	8,562	11%	(11)%
Solutions	5,282	4,984	5,456	6%	(9)%

Total Automation and Control Solutions Sales	13,749	12,611	14,018

Specialty Materials Sales
UOP	1,556	1,574	1,953	(1)%	(19)%
Advanced Materials	3,170	2,570	3,313	23%	(22)%

Total Specialty Materials Sales	4,726	4,144	5,266

Transportation Systems Sales
Turbo Technologies	3,192	2,432	3,582	31%	(32)%
Consumer Products Group	1,020	957	1,040	7%	(8)%

Total Transportation Systems Sales	4,212	3,389	4,622

Corporate	—	1	—

Net Sales	$33,370	$30,908	$36,556

Aerospace

          Overview

          Aerospace is a leading global supplier of aircraft engines, avionics, and related products and services for aircraft manufacturers, airlines, aircraft operators, military services, and defense and space contractors. Our Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, electric power systems, engine controls, flight safety, communications, navigation, radar and surveillance systems, aircraft lighting, management and technical services, logistics services, advanced systems and instruments, aircraft wheels and brakes and repair and overhaul services. Aerospace sells its products to original equipment (OE) manufacturers in the air transport, regional, business and general aviation aircraft segments, and provides spare parts and repair and maintenance services for the aftermarket (principally to aircraft operators). The United States Government is also a major customer for our defense and space products.

          Economic and Other Factors

          Aerospace operating results are principally driven by:

•

New aircraft production rates and delivery schedules set by commercial air transport, regional jet, business and general aviation OE manufacturers, as well as airline profitability, platform mix and retirement of aircraft from service;

•

Global demand for commercial air travel as reflected in global flying hours and utilization rates for corporate and general aviation aircraft, as well as the demand for spare parts and maintenance and repair services for aircraft currently in use;

•	Level and mix of U.S. Government appropriations for defense and space programs and military activity; and

•	Availability and price volatility of raw materials such as titanium and other metals.

Aerospace

	2010	2009	Change	2008	Change

Net sales	$10,683	$10,763	(1)%	$12,650	(15)%

Cost of products and services sold	8,099	8,099		9,426
Selling, general and administrative expenses	553	570		721
Other	196	201		203

Segment profit	$1,835	$1,893	(3)%	$2,300	(18)%

Factors Contributing to Year-Over-Year Change	2010 vs. 2009		2009 vs. 2008

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	0%	0%	(13)%	(18)%
Acquisitions and divestitures, net	0%	0%	(2)%	(2)%
Other	(1)%	(3)%	—	2%

Total % Change	(1)%	(3)%	(15)%	(18)%

          Aerospace sales by major customer end-markets were as follows:

	% of Aerospace Sales			% Change in Sales

Customer End-Markets	2010	2009	2008	2010 Versus 2009	2009 Versus 2008

Commercial:
Air transport and regional
Original equipment	13%	13%	14%	(2)%	(21)%
Aftermarket	23%	22%	23%	1%	(16)%
Business and general aviation
Original equipment	5%	7%	11%	(27)%	(51)%
Aftermarket	9%	8%	10%	8%	(27)%
Defense and Space	50%	50%	42%	1%	0%

Total	100%	100%	100%	(1)%	(15)%

          2010 compared with 2009

          Aerospace sales decreased by 1 percent in 2010 compared with 2009 primarily due to a 1 percent reduction of revenue related to amounts recognized for payments to business and general aviation original equipment manufacturers (OEM Payments) to partially offset their pre-production costs associated with new aircraft platforms.

          Details regarding the changes in sales by customer end-markets are as follows:

•	Air transport and regional original equipment (OE) sales decreased by 2 percent in 2010 primarily due to lower sales to our air transport OE customers.

•

Air transport and regional aftermarket sales increased by 1 percent for 2010 primarily due to increased sales of spare parts driven by the impact of increased flying hours of approximately 6 percent in 2010.

•

Business and general aviation OE sales decreased by 27 percent in 2010 due to decreases in new business jet deliveries reflecting rescheduling and cancellations of deliveries by OE customers in the first six months and the impact of the OEM Payments discussed above.

•

Business and general aviation aftermarket sales increased by 8 percent in 2010 primarily due to increased sales of spare parts due to higher engine utilization, partially offset by lower revenue associated with licensing and maintenance service agreements.

•

Defense and space sales increased by 1 percent in 2010 primarily due to higher sales of logistics services partially offset by program wind-downs and completions and lower sales related to commercial helicopters. Changes in defense and space budgets and program delays are anticipated to impact the amount and timing of sales in this end-market in 2011.

          Aerospace segment profit decreased by 3 percent in 2010 compared with 2009 primarily due to a negative 3 percent impact from the OEM payments, discussed above. Operational segment profit was flat in 2010 with the approximate positive 4 percent impact from price and productivity, net of inflation (including the absence of prior period labor cost actions offset by the benefits from prior repositioning actions) offset by an approximate negative 4 percent impact from lower sales volume. Cost of goods sold totaled $8.1 billion in 2010, unchanged from 2009.

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

•

Air transport and regional aftermarket sales decreased by 16 percent in 2009 primarily due to decreased sales of spare parts and lower maintenance activity driven by the impact of higher parked aircraft part utilization, customer inventory reductions initiatives and decreased flying hours of approximately 2 percent, including a 1 percent increase in the fourth quarter.

•	Business and general aviation OE sales decreased by 51 percent in 2009 due to the decreases in new business jet deliveries reflecting rescheduling and cancellations of deliveries by OE customers.

•

Business and general aviation aftermarket sales decreased by 27 percent in 2009. The decrease was primarily due to decreased sales of spare parts and lower revenue associated with maintenance service agreements, consistent with the decrease in business jet utilization. We started to see an increase in business jet utilization rates in the fourth quarter of 2009.

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

          2011 Areas of Focus

          Aerospace’s primary areas of focus for 2011 include:

•	Aligning inventory, production and research and development with improving customer demand and production schedules;

•	Expanding sales and operations in international locations;

•	Global pursuit of new defense and space programs;

•	Focus on cost structure initiatives to maintain profitability in face of evolving defense and space budgets and program specific appropriations;

•	Continuing to design equipment that enhances the safety, performance and durability of aerospace and defense equipment, while reducing weight and operating costs;

•	Delivering world-class customer service and achieving cycle and lead time reduction to improve responsiveness to customer demand; and

•	Continued deployment of our common enterprise resource planning (ERP) system.

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

          Economic and Other Factors

          ACS’s operating results are principally driven by:

•	Global commercial construction (including retrofits and upgrades);

•	Demand for residential security and environmental control retrofits and upgrades;

•	Demand for energy efficient products and solutions;

•	Industrial production;

•	Government and public sector spending;

•	Economic conditions and growth rates in developed (U.S. and Europe) and emerging markets;

•	The strength of global capital and operating spending on process (including petrochemical and refining) and building automation;

•	Inventory levels in distribution channels; and

•	Changes to energy, fire, security, health care, safety and environmental concerns and regulations.

Automation and Control Solutions

	2010	2009	Change	2008	Change

Net sales	$13,749	$12,611	9%	$14,018	(10)%

Cost of products and services sold	9,312	8,561		9,594
Selling, general and administrative expenses	2,480	2,256		2,709
Other	187	206		93

Segment profit	$1,770	$1,588	11%	$1,622	(2)%

Factors Contributing to Year-Over-Year Change	2010 vs. 2009		2009 vs. 2008

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	6%	9%	(9)%	0%
Foreign exchange	0%	0%	(4)%	(2)%
Acquisitions and divestitures, net	3%	2%	3%	2%
Other	0%	0%	0%	(2)%

Total % Change	9%	11%	(10)%	(2)%

          2010 compared with 2009

          Automation and Control Solutions (“ACS”) sales increased by 9 percent in 2010 compared with 2009, primarily due to a 6 percent increase in organic revenue driven by increased sales volume and 3 percent growth from acquisitions.

•

Sales in our Products businesses increased by 11 percent in 2010 primarily reflecting higher sales volumes in our businesses tied to industrial production (environmental and combustion controls, sensing and control, gas detection, personal protective equipment and scanning and mobility products), new product introductions and acquisitions, primarily Sperian.

•

Sales in our Solutions businesses increased by 6 percent in 2010 primarily due to the positive impact of increased volume, acquisitions, net of divestitures (primarily the RMG Group), net of divestitures, higher prices and growth in energy efficiency projects and industrial field solutions driven by orders growth and conversion to sales from order backlog. Orders and backlog increased in 2010 compared to 2009 primarily driven by energy efficiency projects, refining and natural gas infrastructure projects and growth in emerging regions.

          ACS segment profit increased by 11 percent in 2010 compared with 2009 due to a 9 percent increase in operational segment profit and 2 percent increase from acquisitions. The increase in operational segment profit is comprised of an approximate 18 percent positive impact from higher sales volume, partially offset by an approximate 9 percent negative impact from inflation, net of price and productivity (including the absence of prior period labor cost actions, partially offset by the benefits of prior repositioning). Cost of goods sold totaled $9.3 billion in 2010, an increase of approximately $750 million which is primarily as a result of the factors discussed above.

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

          2011 Areas of Focus

          ACS’s primary areas of focus for 2011 include:

•	Products and solutions for energy efficiency and asset management;

•	Extending technology leadership: lowest total installed cost and integrated product solutions;

•	Defending and extending our installed base through customer productivity and globalization;

•	Sustaining strong brand recognition through our brand and channel management;

•	Continued centralization and standardization of global software development capabilities;

•	Continuing to identify, execute and integrate acquisitions in or adjacent to the markets which we serve;

•	Continuing to establish and grow emerging markets presence and capability;

•	Continuing to invest in new product development and introductions; and

•	Continued deployment of our common ERP system.

Specialty Materials

          Overview

          Specialty Materials develops and manufactures high-purity, high-quality and high-performance chemicals and materials for applications in the refining, petrochemical, automotive, healthcare, agricultural, packaging, refrigeration, appliance, housing, semiconductor, wax and adhesives segments. Specialty Materials also provides process technology, products and services for the petroleum refining, gas processing, petrochemical, renewable energy and other industries. Specialty Materials’ product portfolio includes fluorocarbons, hydrofluoroolefins, caprolactam, resins, ammonium sulfate for fertilizer, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, catalysts, and adsorbents.

          Economic and Other Factors

          Specialty Materials operating results are principally driven by:

•	Level and timing of capital spending and capacity and utilization rates in refining and petrochemical end markets;

•	Degree of pricing volatility in raw materials such as benzene (the key component in phenol), fluorspar, natural gas, ethylene and sulfur;

•	Impact of environmental and energy efficiency regulations;

•	Extent of change in order rates from global semiconductor customers;

•	Global demand for non-ozone depleting Hydro fluorocarbons (HFC’s);

•	Condition of the U.S. residential housing and non residential industries and automotive demand;

•	Global demand for commodities such as caprolactam and ammonium sulfate; and

•	Increasing demand for renewable energy and biofuels.

Specialty Materials

	2010	2009	Change	2008	Change

Net sales	$4,726	$4,144	14%	$5,266	(21)%
Cost of products and services sold	3,554	3,127		4,121
Selling, general and administrative expenses	345	345		395
Other	78	67		29

Segment profit	$749	$605	24%	$721	(16)%

Factors Contributing to Year-Over-Year Change	2010 vs. 2009		2009 vs. 2008

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	14%	25%	(20)%	(14)%
Foreign exchange	0%	(1)%	(1)%	(2)%

Total % Change	14%	24%	(21)%	(16)%

          2010 compared with 2009

          Specialty Materials sales increased by 14 percent in 2010 compared with 2009 predominantly due to organic growth.

•

Advanced Materials sales increased by 23 percent in 2010 compared to 2009 primarily driven by (i) a 29 percent increase in Resins and Chemicals sales primarily due to higher prices driven by strong Asia demand, formula pricing arrangements and agricultural demand, (ii) a 21 percent increase in Specialty Products sales most significantly due to higher sales volume to our semiconductor, specialty additives, advanced fiber industrial applications and specialty chemicals customers, (iii) a 19 percent increase in our Fluorine Products business due to higher sales volume from increased demand for our refrigerants, insulating materials and industrial processing aids.

•

UOP sales decreased by 1 percent in 2010 compared to 2009 primarily driven by lower new unit catalyst sales and timing of projects activity in the refining and petrochemical industries, partially offset by increased gas processing equipment sales.

          Specialty Materials segment profit increased by 24 percent in 2010 compared with 2009 due to a 25 percent increase in operational segment profit. The increase in operational segment profit is primarily due to a 24 percent positive impact from higher sales volumes. The positive impact from price and productivity was offset by the negative impact from inflation (including the absence of prior period labor cost actions). Cost of goods sold totaled $3.6 billion in 2010, an increase of approximately $400 million which is primarily as a result of the factors discussed above.

          2009 compared with 2008

          Specialty Materials sales decreased by 21 percent in 2009 compared with 2008 primarily driven by (i) a 32 percent decrease in Resins and Chemicals sales due to substantial price declines arising from pass through of lower raw materials costs, partially offset by increased volume (most notably in the fourth quarter), (ii) a 19 percent decrease in UOP sales due to customer deferrals of projects as a result of reduced demand for additional capacity in the refining and petrochemical industries as well as lower catalyst sales, (iii) a 22 percent decrease in Specialty Products sales most significantly due to continued demand softness across key customer end-markets, and (iv) an 11 percent decrease in Fluorine Products sales due to lower volume sales of refrigerants and insulating materials principally driven by customer inventory reduction initiatives and soft construction and original equipment manufacturing end markets, partially offset by price increases.

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

          2011 Areas of Focus

          Specialty Materials primary areas of focus for 2011 include:

•	Continuing to develop new processes, products and technologies that address energy efficiency, the environment and security, as well as position the portfolio for higher value;

•	Commercializing new products and technologies in the petrochemical, gas processing and refining industries and renewable energy sector;

•	Driving sales and marketing excellence and expand local presence in fast growing emerging markets;

•	Execution of awarded government projects;

•	Managing exposure to raw material commodity fluctuations; and

•	Investing to increase plant reliability and operational effectiveness, productivity, quality and operational excellence.

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

          Economic and Other Factors

          Transportation Systems operating results are principally driven by:

•	Financial strength and stability of automotive OE manufacturers;

•	Global demand for automobile and truck production;

•	Turbo penetration rates for new engine platforms;

•	Global consumer preferences for boosted diesel passenger cars;

•	Degree of volatility in raw material prices, including nickel and steel;

•	New automobile production rates and the impact of customer inventory levels on demand for our products;

•	Regulations mandating lower emissions and improved fuel economy;

•	Consumers’ ability to obtain financing for new vehicle purchases; and

•	Automotive aftermarket trends such as consumer confidence, miles driven, and consumer preference for branded vs. private label aftermarket and car care products.

Transportation system

	2010	2009	Change	2008	Change

Net sales	$4,212	$3,389	24%	$4,622	(27)%
Cost of products and services sold	3,433	2,928		3,847
Selling, general and administrative expenses	246	252		323
Other	60	53		46

Segment profit	$473	$156	203%	$406	(62)%

Factors Contributing to Year-Over-Year Change	2010 vs. 2009		2009 vs. 2008

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	25%	206%	(24)%	(58)%
Foreign exchange	(1)%	(3)%	(3)%	(4)%

Total % Change	24%	203%	(27)%	(62)%

          2010 compared with 2009

          Transportation Systems sales increased by 24 percent in 2010 compared with the 2009 primarily due to a 25 percent increase in organic revenue driven by increased sales volume, partially offset by an unfavorable impact of foreign exchange of 1 percent.

•

Turbo Technologies sales increased 31 percent primarily due to increased turbocharger sales to both light vehicle and commercial vehicle engine manufacturers partially offset by the negative impacts of foreign exchange. We expect increased volume to continue in 2011 as we benefit from new platform launches and continued strong diesel penetration rates in Western Europe.

•

Consumer Products Group (“CPG”) sales increased 7 percent, primarily due to higher prices (primarily pass through of ethylene glycol cost increases) and higher volume of antifreeze products in the fourth quarter.

          Transportation Systems segment profit increased by $317 million in 2010 compared with 2009 predominantly due to the positive impact from increased sales volume. Cost of goods sold totaled $3.4 billion in 2010, an increase of approximately $500 million which is also primarily a result of increased sales volume.

          2009 compared with 2008

          Transportation Systems sales decreased by 27 percent in 2009 compared with the 2008, primarily due to lower volumes (driven by the ongoing challenging global automotive industry conditions) and the negative impact of foreign exchange in the first nine months of 2009.

•

Turbo Technologies sales, including Friction Materials, decreased by 32 percent primarily due to lower sales volumes to both our commercial and light vehicle engine manufacturing customers and the negative impact of foreign exchange. Diesel penetration rates in Western Europe declined in the first nine months of 2009 and there was a shift in consumer preference towards lower displacement engines. Full year 2009 sales decline was partially offset by a 19 percent sales increase during the fourth quarter primarily due to the positive impact of foreign exchange and higher sales volumes to our light vehicle engine manufacturing customers.

•	CPG sales decreased by 8 percent primarily due to lower prices (primarily pass through of ethylene glycol cost decreases), lower volumes, and the negative impact of foreign exchange.

          Transportation Systems segment profit decreased by $ 250 million in 2009 compared with 2008 due principally to lower sales volume as a result of the factors discussed above partially offset by lower material costs, reduced labor costs (reflecting reduced census, work schedule reductions, benefits from prior repositioning actions and lower incentive compensation) and the positive impact of indirect cost savings initiatives. In the fourth quarter of 2009 these factors and increased Turbo Technologies volumes resulted in a $66 million increase in Transportation Systems’ segment profit.

          2011 Areas of Focus

          Transportation Systems primary areas of focus in 2011 include:

•	Sustaining superior turbocharger technology through successful platform launches;

•	Maintaining the high quality of current products while executing new product introductions;

•	Increasing global penetration and share of diesel and gasoline turbocharger OEM demand;

•	Increasing plant productivity to address capacity challenges generated by volatility in product demand and OEM inventory levels;

•	Aligning cost structure with current economic outlook, and successful execution of repositioning actions; and

•	Aligning development efforts and costs with new turbo platform launch schedules.

Repositioning and Other Charges

          See Note 3 to the financial statements for a discussion of repositioning and other charges incurred in 2010, 2009, and 2008. Our repositioning actions are expected to generate incremental pretax savings of approximately $200 million in 2011 compared with 2010 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute our repositioning actions were $151, $200, and $157 million in 2010, 2009, and 2008, respectively. Such expenditures for severance and other exit costs have been funded principally through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $150 million in 2011 and will be funded through operating cash flows.

          The following tables provide details of the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,

	2010	2009	2008

Aerospace
Net repositioning charge	$32	$31	$84

	Years Ended December 31,

	2010	2009	2008

Automation and Control Solutions
Net repositioning charge	$79	$70	$164

	Years Ended December 31,

	2010	2009	2008

Specialty Materials
Net repositioning charge	$18	$9	$37
Probable and reasonably estimable environmental liabilities	—	—	5

	$18	$9	$42

	Years Ended December 31,

	2010	2009	2008

Transportation Systems
Net repositioning charge	$22	$61	$103
Asbestos related litigation charges, net of insurance	158	112	125
Probable and reasonably estimable environmental liabilities	—	—	4
Other	—	—	1

	$180	$173	$233

	Years Ended December 31,

	2010	2009	2008

Corporate
Net repositioning charge	$—	$—	$36
Asbestos related litigation charges, net of insurance	17	43	—
Probable and reasonably estimable environmental liabilities	212	145	456
Other	62	7	(3)

	$291	$195	$489

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

Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended 2010, 2009 and 2008, are summarized as follows:

	2010	2009	2008

Cash provided by (used for):
Operating activities	$4,203	$3,946	$3,791
Investing activities	(2,269)	(1,133)	(2,023)
Financing activities	(2,047)	(2,152)	(1,370)
Effect of exchange rate changes on cash	(38)	75	(162)

Net (decrease)/increase in cash and cash equivalents	$(151)	$736	$236

          2010 compared with 2009

          Cash provided by operating activities increased by $257 million during 2010 compared with 2009 primarily due to i) increased accrued expenses of $690 million (due to increased customer advances and incentive compensation accruals), ii) a $550 million impact from increased deferred taxes (excluding the impact of cash taxes), iii) increased net income of $474 million, iv) lower cash tax payments of approximately $300 million and v) a $219 million decrease in payments for repositioning and other charges, partially offset by a i) $1,059 unfavorable impact from working capital driven by higher receivables and increased purchases of raw materials and component inventory to support higher demand, partially offset by a corresponding increase to accounts payable, ii) increased pension and other postretirement payments of $598 million and iii) the absence of $155 million sale of long-term receivables in 2009.

          Cash used for investing activities increased by $1,136 million during 2010 compared with 2009 primarily due to an increase in cash paid for acquisitions of $835 million (most significantly Sperian Protection, discussed below), and a net $341 million increase in investments in short-term marketable securities.

          Cash used for financing activities decreased by $105 million during 2010 compared to the 2009 primarily due to a decrease in the net repayment of debt (including commercial paper) of $287 million and an increase in the proceeds from the issuance of common stock, primarily related to stock option exercises of $158 million, partially offset by the repayment of $326 million of debt assumed in the acquisition of Sperian Protection (see below).

          2009 compared with 2008

          Cash provided by operating activities increased by $155 million during 2009 compared with 2008 primarily due to i) a favorable impact from working capital of $577 million (primarily due to a decrease in inventory of $479 million driven by reduced purchases of raw material and component inventory, lower production of finished goods in line with decreased sales volumes and inventory reduction initiatives across each of our segments), ii) lower cash tax payments of $449 million, iii) $155 million from the sale of long term receivables, iv) increased net income of $742 million and v) a $718 million impact from increased deferred income taxes (excluding the impact of cash tax payments noted above), partially offset by i) decreased pension expense of $2,312 million, ii) receipts from the sale of insurance receivables of $82 million in 2008, iii) a $56 million decreased impact from other current assets (most significantly lower receipts from insurance receivables) and iv) higher repositioning payments of $43 million.

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

          Cash used for financing activities increased by $782 million during 2009 compared with 2008 primarily due to a net repayment of debt (including commercial paper) in 2009 of $1,272 million compared to net proceeds (including commercial paper) of $733 million in 2008 partially offset by a decrease in repurchases of common stock of $1,459 million.

Liquidity

          Each of our businesses is focused on implementing strategies to improve working capital turnover in 2011 to increase operating cash flows. Considering the current economic environment in which each of our businesses operate and our business plans and strategies, including our focus on growth, cost reduction and productivity initiatives, we believe that our cash balances and operating cash flows will remain our principal source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets, as well as our ability to sell trade accounts receivables.

          A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing potential acquisitions. There was $299 million of commercial paper outstanding at December 31, 2010.

          Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2010, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 respectively, and short-term debt of A-1, F1 and P1 respectively. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable”. To date, the company has not experienced any limitations in our ability to access these sources of liquidity. We maintain a $2.8 billion committed bank revolving credit facility for general corporate purposes, including support for the issuance of commercial paper, which expires in mid-May 2012. At December 31, 2010, there were no borrowings or letters of credit issued under the credit facility. The credit facility does not restrict Honeywell’s ability to pay dividends, nor does it contain financial covenants. We expect to refinance the credit facility in 2011.

          In the first quarter of 2010, the Company repaid $1,000 million of its 7.50% notes. The repayment was funded with cash provided by operating activities.

          In October 2010, we completed the acquisition of the issued and outstanding shares of Sperian Protection (Sperian), a French company that operates globally in the personal protection equipment design and manufacturing industry. The aggregate value, net of cash acquired, was approximately $1,475 million, including the assumption of approximately $326 million of outstanding debt.

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

          As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of December 31, 2010 and 2009, none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

          We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

          Global economic conditions or a tightening of credit markets could adversely affect our customers’ or suppliers’ ability to obtain financing, particularly in our long-cycle businesses and airline and automotive end markets. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the unavailability of financing could adversely affect our cash flow or results of operations. To date we have not experienced material impacts from customer or supplier bankruptcy or liquidity issues. We continue to monitor and take measures to limit our exposure.

          In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, dividends, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions, share repurchases and any strategic acquisitions.

          Specifically, we expect our primary cash requirements in 2011 to be as follows:

•

Capital expenditures—we expect to spend approximately $800 million for capital expenditures in 2011 primarily for cost reduction, maintenance, replacement, growth, and production and capacity expansion.

•	Debt repayments—there are $523 million of scheduled long-term debt maturities in 2011.

•

Share repurchases—The Board of Directors has authorized the repurchase of up to a total of $3 billion of Honeywell common stock, which amount includes $1.3 billion that remained available under the Company’s previously reported share repurchase program. Honeywell presently expects to repurchase outstanding shares from time to time during 2011 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

•

Dividends—we expect to pay approximately $1,050 million in dividends on our common stock in 2011, reflecting a 1 percent increase in the number of shares outstanding and a 10 percent increase in the 2011 dividend rate.

•

Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $162 and $50 million, respectively, in 2011. See Asbestos Matters in Note 21 to the financial statements for further discussion.

•

Pension contributions—In 2011, we are not required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements. However, in January 2011 we made a voluntary cash contribution of $1 billion to our U.S. plans to improve the funded status of the plans. During 2010, we made voluntary contributions of $600 million in cash and $400 million of Honeywell common stock to our U.S. pension plans, as well as $242 million of marketable securities to our non-U.S. pension plans, to improve the funded status of our plans. See Note 22 to the financial statements for further discussion of pension contributions. In addition, the Company is evaluating additional voluntary contributions in 2011 and currently expects to contribute a portion of the proceeds from the sale of its Consumer Products Group business (discussed below) to our U.S. Pension plans. The timing and amount of contributions may be impacted by a number of factors, including the rate of return on plan assets and discount rates.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute the previously announced repositioning actions will approximate $150 million in 2011.

•

Environmental remediation costs—we expect to spend approximately $325 million in 2011 for remedial response and voluntary clean-up costs. See Environmental Matters in Note 21 to the financial statements for additional information.

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

          In January 2011, the Company entered into a definitive agreement to sell its Consumer Products Group business (CPG) to Rank Group Limited for approximately $950 million. The sale, which is subject to customary closing conditions, including the receipt of regulatory approvals, is expected to close in the third quarter of 2011. We currently estimate that the transaction will result in a pre-tax gain of approximately $350 million, approximately $200 million net of tax. The sale of CPG, within the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

          In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (“B/E”) for $1.05 billion, consisting of approximately $901 million in cash and six million shares of B/E common stock. As discussed in Note 3 to the financial statements, this transaction resulted in a pre-tax gain of $623 million, $417 million net of tax. These proceeds, along with our other sources and uses of liquidity, as discussed above, were utilized to invest in our existing core businesses and fund acquisition activity, share repurchases and dividends.

          Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines, access to the public debt and equity markets as well as our ability to sell trade accounts receivables, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities. Based on our current financial position and expected economic performance.

Contractual Obligations and Probable Liability Payments

          Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2010:

	Payments by Period

	Total(6)	2011	2012- 2013	2014- 2015	Thereafter

Long-term debt, including capitalized leases(1)	$6,278	$523	$1,022	$608	$4,125
Interest payments on long-term debt, including capitalized leases	2,844	259	421	360	1,804
Minimum operating lease payments	1,353	318	437	266	332
Purchase obligations(2)	1,856	978	533	190	155
Estimated environmental liability payments(3)	753	325	300	100	28
Asbestos related liability payments(4)	1,719	162	916	329	312
Asbestos insurance recoveries(5)	(875)	(50)	(133)	(176)	(516)

	$13,928	$2,515	$3,496	$1,677	$6,240

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)

The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2010. See Environmental Matters in Note 21 to the financial statements for additional information.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2010. NARCO estimated payments are based on the terms and conditions, including evidentiary requirements, specified in the definitive agreements or agreements in principle and pursuant to Trust Distribution Procedures. Projecting the timing of NARCO payments is dependent on, among other things, the effective date of the Trust which could cause the timing of payments to be earlier or later than that projected. Bendix payments are based on our estimate of pending and future claims. Projecting future events is subject to many uncertainties that could cause asbestos liabilities to be higher or lower than those projected and recorded. See Asbestos Matters in Note 21 to the financial statements for additional information.

(5)

These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2010. The timing of insurance recoveries are impacted by the terms of insurance settlement agreements, as well as the documentation, review and collection process required to collect on insurance claims. Where probable insurance recoveries are not subject to definitive settlement agreements with specified payment dates, but instead are covered by insurance policies, we have assumed collection will occur beyond 2015. Projecting the timing of insurance recoveries is subject to many uncertainties that could cause the amounts collected to be higher or lower than those projected and recorded or could cause the timing of collections to be earlier or later than that projected. We reevaluate our projections concerning insurance recoveries in light of any changes or developments that would impact recoveries or the timing thereof. See Asbestos Matters in Note 21 to the financial statements for additional information.

(6)	The table excludes $757 million of uncertain tax positions. See Note 6 to the financial statements.

          The table also excludes our pension and other postretirement benefits (OPEB) obligations. In January 2011, we made a voluntary cash contribution of $1 billion to our U.S. plans to improve the funded status of our plans. In addition, the company is evaluating additional voluntary contributions in 2011. We also expect to make contributions to our non-U.S. plans of approximately $55 million in 2011. Beyond 2011, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. We expect our OPEB payments to approximate $188 million in 2011 net of the benefit of approximately $13 million from the Medicare prescription subsidy. See Note 22 to the financial statements for further discussion of our pension and OPEB plans.

Off-Balance Sheet Arrangements

          Following is a summary of our off-balance sheet arrangements:

          Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2010:

Maximum Potential Future Payments

Operating lease residual values	$43
Other third parties’ financing	5
Unconsolidated affiliates’ financing	11
Customer financing	17

$76

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

          Remedial response and voluntary cleanup payments were $266, $318 and $320 million in 2010, 2009 and 2008, respectively, and are currently estimated to be approximately $325 million in 2011. We expect to fund such expenditures from operating cash flow.

          Remedial response and voluntary cleanup costs charged against pretax earnings were $225, $151 and $466 million in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the recorded liabilities for environmental matters was $753 and $779 million, respectively. In addition, in 2010 and 2009 we incurred operating costs for ongoing businesses of approximately $86 and $73 million, respectively, relating to compliance with environmental regulations.

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

          We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk from changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, Singapore dollar and Swedish krona.

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

          The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent weakening of the U.S. dollar versus local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2010 and 2009.

	Face or Notional Amount	Carrying Value (1)	Fair Value (1)	Estimated Increase (Decrease) in Fair Value

December 31, 2010
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$6,278	$(6,278)	$(6,835)	$(399)
Interest rate swap agreements	600	22	22	(18)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	5,733	2	2	102
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	23	—	—	(4)
December 31, 2009
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$7,264	$(7,264)	$(7,677)	$(421)
Interest rate swap agreements	600	(2)	(2)	(23)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	2,959	8	8	79
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	52	4	4	(10)

(1)	Asset or (liability).

(2)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

(3)	Changes in the fair value of forward commodity contracts are offset by changes in the cash flows of underlying hedged commodity transactions.

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

          We have discussed the selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors and our Independent Registered Public Accountants. New accounting standards effective in 2010 which had a material impact on our consolidated financial statements are described in the Recent Accounting Pronouncements section in Note 1 to the financial statements.

          Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. For a discussion of our contingencies related to environmental, asbestos and other matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Notes 1 and 21 to the financial statements.

          Asbestos Related Contingencies and Insurance Recoveries—We are a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrued for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrued for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21 to the financial statements. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrued for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. We also accrued for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. We value Bendix pending and future claims using the average resolution values for the previous five years. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21 to the financial statements. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

          In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers. At December 31, 2010, we have recorded insurance receivables of $718 million that can be specifically allocated to NARCO related asbestos liabilities. We also have $1.9 billion in coverage remaining for Bendix related asbestos liabilities although there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods and insurance settlements. Our insurance is with both the domestic insurance market and the London excess market. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries. See Note 21 to the financial statements for a discussion of management’s judgments applied in the recognition and measurement of insurance recoveries for asbestos related liabilities.

          Defined Benefit Pension Plans— We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees.

          In 2010, we elected to change our method of recognizing pension expense. Previously, for our U.S. defined benefit pension plans we used the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period. Further, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) were recognized over a six-year period. Under our new accounting method which we adopted in 2010, we will recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of the corridor annually in the fourth quarter each year (MTM Adjustment). This new accounting method results in faster recognition of net actuarial gains and losses than our previous amortization method. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the differences between expected and actual returns on plan assets. This accounting method also results in the potential for volatile and difficult to forecast MTM adjustments. MTM adjustments were $471, $741 and $3,290 million in 2010, 2009 and 2008, respectively. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, will be recorded on a quarterly basis (On-going Pension Expense). See Note 1 to the financial statements for further details of the change and the impact of our retrospective application of the new policy.

          For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. We determine the expected long-term rate of return on plan assets utilizing historic and expected plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations (see Note 22 to the financial statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. Further information on all our major actuarial assumptions is included in Note 22 to the financial statements.

          The key assumptions used in developing our 2010, 2009 and 2008 net periodic pension expense for our U.S. plans included the following:

	2010	2009	2008

Discount rate	5.75%	6.95%	6.50%
Assets:
Expected rate of return	9%	9%	9%
Actual rate of return	19%	20%	(29%)
Actual 10 year average annual compounded rate of return	6%	4%	4%

          The discount rate can be volatile from year to year because it is determined based upon prevailing interest rates as of the measurement date. We will use a 5.25 percent discount rate in 2011, reflecting the decrease in the market interest rate environment since December 31, 2009. We will use an expected rate of return on plan assets of 8 percent for 2011 down from 9 percent in 2010 due to lower future expected market returns.

          In addition to the potential for MTM adjustments, changes in our expected rate of return on plan assets and discount rate resulting from economic events also affects future on-going pension expense. The following table highlights the sensitivity of our U.S. pension obligations and on-going expense to changes in these assumptions, assuming all other assumptions remain constant. These estimates exclude any potential MTM adjustment:

Change in Assumption	Impact on 2011 On-Going Pension Expense	Impact on PBO

0.25 percentage point decrease in discount rate	Decrease $8 million	Increase $390 million
0.25 percentage point increase in discount rate	Increase $6 million	Decrease $380 million
0.25 percentage point decrease in expected rate of return on assets	Increase $30 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $30 million	—

          On-going pension expense for all of our pension plans is expected to be approximately $110 million in 2011, a decrease of $79 million from 2010, due primarily to a voluntary contribution of $1 billion in cash to our U.S. pension plans in January 2011 and strong 2010 asset returns. Also, if required, an MTM adjustment will be recorded in the fourth quarter of 2011 in accordance with our new pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM adjustment in 2011, and if one is required what the magnitude of such adjustment will be. MTM adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

          In 2010, 2009 and 2008, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans. However, we made voluntary contributions of $1,000, $740 and $242 million to our U.S. pension plans in 2010, 2009 and 2008, respectively, primarily to improve the funded status of our plans which had deteriorated during 2008 due to the significant asset losses resulting from the poor performance of the equity markets. In 2011, we are still not required to make any contributions to our U.S. pension plans to satisfy minimum statutory funding requirements. However, in January 2011 we made a voluntary cash contribution of $1 billion to our U.S. plans to improve the funded status of our plans. In addition, the Company is evaluating additional voluntary contributions in 2011. The timing and amount of contributions may be impacted by a number of factors, including the rate of return on plan assets and discount rate. We also expect to contribute approximately $55 million to our non-U.S. defined benefit pension plans in 2011 to satisfy regulatory funding standards.

          Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)—To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and definite-lived intangible assets. At December 31, 2010, the net carrying amount of these long-lived assets totaled $7.0 billion. The determination of useful lives (for depreciation/amortization purposes) and whether or not these assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors we consider in deciding when to perform an impairment review are as follows:

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

          Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We endeavor to utilize the best information available to measure fair value, which is usually either market prices (if available), level 1 or level 2 in the fair value hierarchy or an estimate of the future discounted cash flow, level 3 of the fair value hierarchy. The key estimates in our discounted cash flow analysis include expected industry growth rates, our assumptions as to volume, selling prices and costs, and the discount rate selected. As described in more detail in Note 16 to the financial statements, we have recorded impairment charges related to long-lived assets of $30 and $28 million in 2010 and 2009, respectively, principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized.

          Goodwill Impairment Testing—Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. Our Goodwill balance, $11.6 billion as of December 31, 2010, is subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

          We completed our annual impairment test as of March 31, 2010 and determined that there was no impairment as of that date. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair value of our reporting units.

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

          As of December 31, 2010, we recognized a net deferred tax asset of $2,015 million, less a valuation allowance of $636 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

          Our net deferred tax asset of $2,015 million consists of $1,254 million related to U.S. operations and $761 million related to non-U.S. operations. The U.S. net deferred tax asset of $1,254 million consists of net deductible temporary differences, tax credit carryforwards, federal and state tax net operating losses which we believe will more likely than not be realized through the generation of future taxable income in the U.S. and tax planning strategies. We maintain a valuation allowance of $3 million against such asset related to state net operating losses. The non-U.S. net deferred tax asset of $761 million consists principally of net operating and capital loss carryforwards, mainly in the United Kingdom, Netherlands, Luxembourg and Germany. We maintain a valuation allowance of $634 million against these deferred tax assets reflecting our historical experience and lower expectations of taxable income over the applicable carryforward periods. As more fully described in Note 6 to the financial statements, our valuation allowance increased by $58 million in 2010 and increased by $133 million and decreased by $45 million in 2009 and 2008, respectively. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income in the period that such determination is made.

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

          Sales Recognition on Long-Term Contracts—In 2010, we recognized approximately 14 percent of our total net sales using the percentage-of-completion method for long-term contracts in our Automation and Control Solutions, Aerospace and Specialty Materials segments. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

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

ITEM 8. Financial Statements and Supplementary Data

Honeywell International Inc.
Consolidated Statement of Operations

	Years Ended December 31

	2010	2009	2008

	(Dollars in millions, except per share amounts)
Product sales	$26,262	$23,914	$29,212
Service sales	7,108	6,994	7,344

Net sales	33,370	30,908	36,556

Costs, expenses and other
Cost of products sold	20,701	19,317	25,610
Cost of services sold	4,818	4,695	5,508

	25,519	24,012	31,118
Selling, general and administrative expenses	4,717	4,443	5,130
Other (income) expense	(95)	(55)	(748)
Interest and other financial charges	386	459	456

	30,527	28,859	35,956

Income before taxes	2,843	2,049	600
Tax expense (benefit)	808	465	(226)

Net income	2,035	1,584	826
Less: Net income attributable to the noncontrolling interest	13	36	20

Net income attributable to Honeywell	$2,022	1,548	806

Earnings per share of common stock-basic	$2.61	$2.06	$1.09

Earnings per share of common stock-assuming dilution	$2.59	$2.05	$1.08

Cash dividends per share of common stock	$1.21	$1.21	$1.10

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet

	December 31,

	2010	2009

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,650	$2,801
Accounts, notes and other receivables	7,068	6,274
Inventories	3,958	3,446
Deferred income taxes	877	1,034
Investments and other current assets	458	381

Total current assets	15,011	13,936
Investments and long-term receivables	616	579
Property, plant and equipment - net	4,840	4,847
Goodwill	11,597	10,494
Other intangible assets - net	2,574	2,174
Insurance recoveries for asbestos related liabilities	825	941
Deferred income taxes	1,218	2,006
Other assets	1,153	1,016

Total assets	$37,834	$35,993

LIABILITIES
Current liabilities:
Accounts payable	$4,344	$3,633
Short-term borrowings	67	45
Commercial paper	299	298
Current maturities of long-term debt	523	1,018
Accrued liabilities	6,484	6,153

Total current liabilities	11,717	11,147
Long-term debt	5,755	6,246
Deferred income taxes	636	542
Postretirement benefit obligations other than pensions	1,477	1,594
Asbestos related liabilities	1,557	1,040
Other liabilities	5,905	6,453
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	3,977	3,823
Common stock held in treasury, at cost	(8,299)	(8,995)
Accumulated other comprehensive income (loss)	(1,067)	(948)
Retained earnings	15,097	14,023

Total Honeywell shareowners’ equity	10,666	8,861
Noncontrolling interest	121	110

Total shareowners’ equity	10,787	8,971

Total liabilities and shareowners’ equity	$37,834	$35,993

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows

	Years Ended December 31,

	2010	2009	2008

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$2,022	$1,548	$806
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	987	957	903
Gain on sale of non-strategic businesses and assets	—	(87)	(635)
Repositioning and other charges	600	478	1,012
Net payments for repositioning and other charges	(439)	(658)	(446)
Pension and other postretirement expense	689	1,022	3,334
Pension and other postretirement benefit payments	(787)	(189)	(214)
Stock compensation expense	164	118	128
Deferred income taxes	878	47	(1,120)
Excess tax benefits from share based payment arrangements	(13)	(1)	(21)
Other	(24)	261	81
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(718)	344	392
Inventories	(310)	479	(161)
Other current assets	14	(31)	25
Accounts payable	625	(167)	(152)
Accrued liabilities	515	(175)	(141)

Net cash provided by operating activities	4,203	3,946	3,791

Cash flows from investing activities:
Expenditures for property, plant and equipment	(651)	(609)	(884)
Proceeds from disposals of property, plant and equipment	14	31	53
Increase in investments	(453)	(24)	(6)
Decrease in investments	112	1	18
Cash paid for acquisitions, net of cash acquired	(1,303)	(468)	(2,181)
Proceeds from sales of businesses, net of fees paid	7	1	909
Other	5	(65)	68

Net cash used for investing activities	(2,269)	(1,133)	(2,023)

Cash flows from financing activities:
Net increase/(decrease) in commercial paper	1	(1,133)	(325)
Net increase/(decrease) in short-term borrowings	20	(521)	(1)
Payment of debt assumed with acquisitions	(326)	—	—
Proceeds from issuance of common stock	195	37	146
Proceeds from issuance of long-term debt	—	1,488	1,487
Payments of long-term debt	(1,006)	(1,106)	(428)
Excess tax benefits from share based payment arrangements	13	1	21
Repurchases of common stock	—	—	(1,459)
Cash dividends paid	(944)	(918)	(811)

Net cash used for financing activities	(2,047)	(2,152)	(1,370)

Effect of foreign exchange rate changes on cash and cash equivalents	(38)	75	(162)

Net (decrease)/increase in cash and cash equivalents	(151)	736	236
Cash and cash equivalents at beginning of period	2,801	2,065	1,829

Cash and cash equivalents at end of period	$2,650	$2,801	$2,065

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Shareowners Equity

	Years Ended December 31,

	2010		2009		2008

	Shares	$	Shares	$	Shares	$

	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		3,823		3,994		4,014
Issued for employee savings and option plans		(35)		(99)		(56)
Contributed to pension plans		32		(190)		(90)
Stock-based compensation expense		157		118		128
Other owner changes		—		—		(2)

Ending balance		3,977		3,823		3,994

Treasury stock
Beginning balance	(193.4)	(8,995)	(223.0)	(10,206)	(211.0)	(9,479)
Reacquired stock or repurchases of common stock	—	—	—	—	(27.4)	(1,459)
Issued for employee savings and option plans	8.9	328	6.6	281	9.0	427
Contributed to pension plans	9.9	368	23.0	930	6.1	290
Other owner changes	—	—	—	—	0.3	15

Ending balance	(174.6)	(8,299)	(193.4)	(8,995)	(223.0)	(10,206)

Retained earnings
Beginning balance		14,023		13,391		13,400
Net income attributable to Honeywell		2,022		1,548		806
Dividends paid on common stock		(948)		(916)		(815)

Ending balance		15,097		14,023		13,391

Accumulated other comprehensive income (loss)
Beginning balance		(948)		(1,078)		329
Foreign exchange translation adjustment		(249)		259		(614)
Pensions and other post retirement benefit adjustments		44		(271)		(718)
Changes in fair value of available for sale investments		90		112		(51)
Changes in fair value of effective cash flow hedges		(4)		30		(24)

Ending balance		(1,067)		(948)		(1,078)

Non controlling interest
Beginning balance		110		82		71
Acquisitions		2		5		4
Interest sold (bought)		4		—		(3)
Net income attributable to non controlling interest		13		36		20
Foreign exchange translation adjustment		2		(1)		(2)
Dividends paid		(10)		(9)		(7)
Other owner changes		—		(3)		(1)

Ending balance		121		110		82

Total shareowners equity	783.0	10,787	764.2	8,971	734.6	7,141

Comprehensive income
Net income		2,035		1,584		826
Foreign exchange translation adjustment		(249)		259		(614)
Pensions and other post retirement benefit adjustments		44		(271)		(718)
Changes in fair value of available for sale investments		90		112		(51)
Changes in fair value of effective cash flow hedges		(4)		30		(24)

Total comprehensive income		1,916		1,714		(581)
Comprehensive income attributable to non controlling interest		(15)		(36)		(20)

Comprehensive income (loss) attributable to Honeywell		1,901		1,678		(601)

The Notes to Financial Statements are integral part of this statement.

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

          Principles of Consolidation—The consolidated financial statements include the accounts of Honeywell International Inc. and all of its subsidiaries and entities in which a controlling interest is maintained. Our consolidation policy requires equity investments that we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities to be accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.

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

          Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2010 and determined that there was no impairment as of that date. See Note 12 for additional details on goodwill balances.

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

          Asbestos Related Contingencies and Insurance Recoveries—Honeywell is a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrue for pending claims based on terms and conditions, including evidentiary requirements, in definitive agreements or agreements in principle with current claimants. We also accrue for the probable value of future NARCO asbestos related claims through 2018 based on the disease criteria and payment values contained in the NARCO trust as described in Note 21. In light of the inherent uncertainties in making long term projections regarding claims filing rates and disease manifestation, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrue for the estimated value of pending claims based on expected claim resolution values and historic dismissal rates. We also accrue for the estimated cost of future anticipated claims related to Bendix for the next five years based on our assessment of additional claims that may be brought against us and anticipated resolution values in the tort system. We value Bendix pending and future claims using average resolution values for the previous five years. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 21. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

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

          Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,466, $1,330 and $1,543 million in 2010, 2009 and 2008, respectively.

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

          Pension and Other Postretirement Benefits— We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage to eligible retirees.

          In 2010 we elected to change our method of recognizing pension expense. Previously, for our U.S. defined benefit pension plans we used the market-related value of plan assets reflecting changes in the fair value of plan assets over a three-year period and net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) were recognized over a six-year period. Under our new accounting method, we recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of the corridor annually in the fourth quarter each year (MTM Adjustment). The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, will be recorded on a quarterly basis (On-going Pension Expense). While the historical policy of recognizing pension expense was considered acceptable, we believe that the new policy is preferable as it eliminates the delay in recognition of actuarial gains and losses outside the corridor.

          This change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:

Consolidated Statement of Operations

	Year Ended December 31, 2009

	Previously Reported	Revised	Effect of Change

Cost of products sold	18,637	19,317	680
Cost of services sold	4,548	4,695	147
Selling, general and administrative expenses	4,341	4,443	102
Income before taxes	2,978	2,049	(929)
Tax expense	789	465	(324)
Net income	2,189	1,584	(605)
Net income attributable to Honeywell	2,153	1,548	(605)
Earnings per share of common stock-basic	2.86	2.06	(0.80)
Earnings per share of common stock-assuming dilution	2.85	2.05	(0.80)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Year Ended December 31, 2008

	Previously Reported	Revised	Effect of Change

Cost of products sold	23,043	25,610	2,567
Cost of services sold	4,951	5,508	557
Selling, general and administrative expenses	5,033	5,130	97
Income before taxes	3,821	600	(3,221)
Tax expense (benefit)	1,009	(226)	(1,235)
Net income	2,812	826	(1,986)
Net income attributable to Honeywell	2,792	806	(1,986)
Earnings per share of common stock-basic	3.79	1.09	(2.70)
Earnings per share of common stock-assuming dilution	3.76	1.08	(2.68)

Consolidated Balance Sheet

	December 31, 2009

	Previously Reported	Revised	Effect of Change

Deferred income taxes	2,017	2,006	(11)
Total assets	36,004	35,993	(11)
Other liabilities	6,481	6,453	(28)
Accumulated other comprehensive income (loss)	(4,429)	(948)	3,481
Retained earnings	17,487	14,023	(3,464)
Total Honeywell shareowners’ equity	8,844	8,861	17
Total shareowners’ equity	8,954	8,971	17
Total liabilities and shareowners’ equity	36,004	35,993	(11)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2009

	Previously Reported	Revised	Effect of Change

Cash flows from operating activities:
Net income attributable to Honeywell	2,153	1,548	(605)
Pension and other postretirement expense	93	1,022	929
Deferred income taxes	371	47	(324)

	Year Ended December 31, 2008

	Previously Reported	Revised	Effect of Change

Cash flows from operating activities:
Net income attributable to Honeywell	2,792	806	(1,986)
Pension and other postretirement expense	113	3,334	3,221
Deferred income taxes	115	(1,120)	(1,235)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Consolidated Statement of Shareowners Equity

	Year Ended December 31, 2009

	Previously Reported	Revised	Effect of Change

Retained earnings
Beginning balance	16,250	13,391	(2,859)
Net income attributable to Honeywell	2,153	1,548	(605)
Ending balance	17,487	14,023	(3,464)

Accumulated other comprehensive income (loss)
Beginning balance	(3,809)	(1,078)	2,731
Pensions and other post retirement benefit adjustments	(1,021)	(271)	750
Ending balance	(4,429)	(948)	3,481

Total shareowners equity	8,954	8,971	17

Comprehensive income
Net income	2,189	1,584	(605)
Pensions and other post retirement benefit adjustments	(1,021)	(271)	750
Total comprehensive income	1,569	1,714	145
Comprehensive income (loss) attributable to Honeywell	1,533	1,678	145

	Year Ended December 31, 2008

	Previously Reported	Revised	Effect of Change

Retained earnings
Beginning balance	14,273	13,400	(873)
Net income attributable to Honeywell	2,792	806	(1,986)
Ending balance	16,250	13,391	(2,859)

Accumulated other comprehensive income (loss)
Beginning balance	(544)	329	873
Pensions and other post retirement benefit adjustments	(2,576)	(718)	1,858
Ending balance	(3,809)	(1,078)	2,731

Total shareowners equity	7,269	7,141	(128)

Comprehensive income
Net income	2,812	826	(1,986)
Pensions and other post retirement benefit adjustments	(2,576)	(718)	1,858
Total comprehensive income	(453)	(581)	(128)
Comprehensive income (loss) attributable to Honeywell	(473)	(601)	(128)

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

          Transfers of Financial Instruments— Sales, transfers and securitization of financial instruments are accounted for under authoritative guidance for the transfers and servicing of financial assets and extinguishments of liabilities.

          We sell interests in designated pools of trade accounts receivables to third parties. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion. As a result, these program receivables are not accounted for as a sale and remain on the Consolidated Balance Sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

          At times we also transfer trade and other receivables that qualify as a sale and are thus are removed from the Consolidated Balance Sheet at the time they are sold. The value assigned to any subordinated interests and undivided interests retained in receivables sold is based on the relative fair values of the interests retained and sold. The carrying value of the retained interests approximates fair value due to the short-term nature of the collection period for the receivables.

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

          Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, as defined by the authoritative guidance for uncertainty in income taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the tax filings of the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          Recent Accounting Pronouncements—Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

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

Note 2—Acquisitions and Divestitures

          We acquired businesses for an aggregate cost of $1,303, $468 and $2,181 million in 2010, 2009 and 2008, respectively. For all of our acquisitions the acquired businesses were recorded at their estimated fair values at the dates of acquisition. Significant acquisitions made in these years are discussed below.

          In October 2010, we completed the acquisition of the issued and outstanding shares of Sperian Protection (Sperian), a French company that operates globally in the personal protection equipment design and manufacturing industry. Sperian had reported 2009 revenues of approximately $900 million.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Accounts and other receivables	$118
Inventories	167
Other current assets	8
Property, plant and equipment	106
Intangible assets	619
Other assets and deferred charges	4
Accounts payable	(63)
Accrued liabilities	(104)
Deferred income taxes	(214)
Long-term debt	(326)
Other long-term liabilities	(64)

Net assets acquired	251
Goodwill	898

Purchase price	$1,149

          We have assigned $619 million to intangible assets, predominantly customer relationships, trade names, and technology. These intangible assets are being amortized over their estimated lives which range from 3 to 20 years using straight line and accelerated amortization methods. Included in this amount, a value of approximately $203 million has been assigned to trade names intangibles determined to have indefinite lives. The excess of the purchase price over the estimated fair values of net assets acquired is approximately $898 million and was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to develop a business with a product offering and customer base comparable to Sperian and the expected cost synergies that will be realized through the consolidation of the acquired business into our Automations and Controls Solutions segment. These cost synergies are expected to be realized principally in the areas of selling, general and administrative expenses, material sourcing and manufacturing. This goodwill is non-deductible for tax purposes. The results from the acquisition date through December 31, 2010 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements. As of December 31, 2010, the purchase accounting for Sperian is subject to final adjustment primarily for useful lives of intangible assets, amounts allocated to intangible assets and goodwill, for certain pre-acquisition contingencies, and for settlement of post-closing purchase price adjustments.

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

          In May 2008, the Company completed the acquisition of Safety Products Holding, Inc, which through its subsidiary Norcross Safety Products L.L.C. (Norcross) is a leading manufacturer of personal protective equipment. The purchase price, net of cash acquired, was approximately $1,221 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

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

          The Company has assigned $702 million to intangible assets, predominantly customer relationships, trade names, and technology. These intangible assets are being amortized over their estimated lives which range from 1 to 20 years using straight line and accelerated amortization methods. The value assigned to the trade names of approximately $257 million is classified as an indefinite lived intangible. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $604 million) was recorded as goodwill. This goodwill is non-deductible for tax purposes. This acquisition was accounted for by the purchase method, and, accordingly, results of operations are included in the consolidated financial statements from the date of acquisition. The results from the acquisition date through December 31, 2008 are included in the Automation and Control Solutions segment and were not material to the consolidated financial statements.

          In July 2008, the Company completed the sale of its Consumables Solutions business to B/E Aerospace (B/E) for $1,050 million, consisting of approximately $901 million in cash and six million shares of B/E common stock. In connection with the completion of the sale, the Company and B/E entered into, among other things, exclusive supply and license agreements and a stockholder agreement. Because of the extent of the Company’s cash flows associated with the supply and license agreements, the Consumables Solutions business is not classified as discontinued operations. The provisions of the license and supply agreements were determined to be at-market. As such, we have not allocated any portion of the proceeds to these agreements. The pre-tax gain of $623 million was classified as Other (Income)/Expense in our Statement of Operations. The gain on sale was approximately $417 million net of tax. The sale of the Consumables Solutions business, within the Aerospace segment, is consistent with the Company’s strategic focus on core product areas utilizing advanced technologies.

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

          In January 2011, the Company entered into a definitive agreement to sell its Consumer Products Group business (CPG) to Rank Group Limited for approximately $950 million. The sale, which is subject to customary closing conditions, including the receipt of regulatory approvals, is expected to close in the third quarter of 2011. We currently estimate that the transaction will result in a pre-tax gain of approximately $350 million, approximately $200 million net of tax. The sale of CPG, within the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

          In connection with all acquisitions in 2010, 2009 and 2008, the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          The pro forma results for 2010, 2009 and 2008, assuming these acquisitions had been made at the beginning of the year, would not be materially different from consolidated reported results.

Note 3—Repositioning and Other Charges

     A summary of repositioning and other charges follows:

	Years Ended December 31,

	2010	2009	2008

Severance	$145	$206	$333
Asset impairments	22	8	78
Exit costs	14	10	33
Reserve adjustments	(30)	(53)	(20)

Total net repositioning charge	151	171	424

Asbestos related litigation charges, net of insurance	175	155	125
Probable and reasonably estimable environmental liabilities	212	145	465
Other	62	7	(2)

Total net repositioning and other charges	$600	$478	$1,012

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Years Ended December 31,

	2010	2009	2008

Cost of products and services sold	$560	$411	$908
Selling, general and administrative expenses	40	67	104

	$600	$478	$1,012

     The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Years Ended December 31,

	2010	2009	2008

Aerospace	$32	$31	$84
Automation and Control Solutions	79	70	164
Specialty Materials	18	9	42
Transportation Systems	180	173	233
Corporate	291	195	489

	$600	$478	$1,012

          In 2010, we recognized repositioning charges totaling $181 million including severance costs of $145 million related to workforce reductions of 2,807 manufacturing and administrative positions primarily in our Automation and Control Solutions, Aerospace and Transportation Systems segments. The workforce reductions were primarily related to the planned shutdown of certain manufacturing facilities in our Automation and Control Solutions and Transportation Systems segments, cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives, factory transitions in our Aerospace, Automation and Control Solutions and Specialty Materials segments to more cost-effective locations, achieving acquisition-related synergies in our Automation and Control Solutions segment, and the exit and/or rationalization of certain product lines in our Specialty Materials segment. The repositioning charge also included asset impairments of $22 million principally related to manufacturing plant and equipment associated with the exit and/or rationalization of certain product lines and in facilities scheduled to close. Also, $30 million of previously established accruals, primarily for severance at our Automation and Control Solutions, Transportation Systems and Aerospace segments, were returned to income in 2010 due to fewer employee separations than originally planned associated with prior severance programs.

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

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

Balance at December 31, 2007	$201	$—	$11	$212

2008 charges	333	78	33	444
2008 usage - cash	(149)	—	(8)	(157)
2008 usage - noncash	—	(78)	—	(78)
Adjustments	(20)	—	—	(20)

Balance at December 31, 2008	365	—	36	401

2009 charges	206	8	10	224
2009 usage - cash	(193)	—	(7)	(200)
2009 usage - noncash	—	(8)	—	(8)
Adjustments	(51)	—	(2)	(53)
Divestitures(1)	(24)	—	—	(24)

Balance at December 31, 2009	303	—	37	340

2010 charges	145	22	14	181
2010 usage - cash	(134)	—	(17)	(151)
2010 usage - noncash	—	(22)	—	(22)
Adjustments	(30)	—	—	(30)
Foreign currency translation	(8)	—	—	(8)

Balance at December 31, 2010	$276	$—	$34	$310

(1)	Relates to businesses divested during 2009 included in Gain on Sale of Non-Strategic Businesses and Assets see Note 4, Other (Income) Expense.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

2008 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$107	$27	$6	$140
Costs incurred year ended December 31, 2008	(12)	—	(1)	(13)
Costs incurred year ended December 31, 2009	(44)	(1)	(2)	(47)
Costs incurred year ended December 31, 2010	(48)	(8)	(1)	(57)

Remaining exit and disposal costs at December 31, 2010	$3	$18	$2	$23

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$9	$10	$3	$22
Costs incurred year ended December 31, 2010	—	—	—	—

Remaining exit and disposal costs at December 31, 2010	$9	$10	$3	$22

          In 2010, we recognized a charge of $212 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $175 million. Environmental and Asbestos Matters are discussed in detail in Note 21. We also recognized other charges of $62 million in connection with the evaluation of potential resolution of certain legal matters.

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

•

$90 million for the estimated cost of proposed remedial actions to be taken at other sites located in Syracuse, New York in accordance with remediation plans submitted to state environmental regulators; and

•

$38 million primarily related to changes in cost estimates (due to, among other things, increases in the cost of steel, waste transportation and disposal costs) and settlement costs relating to the remediation of the New Jersey Chrome sites known as Study Areas 5, 6 and 7.

We also recognized asbestos related litigation charges, net of insurance, of $125 million.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 4—Other (income) expense

	Years Ended December 31,

	2010	2009	2008

Equity (income)/loss of affiliated companies	$(29)	$(26)	$(63)
Gain on sale of non-strategic businesses and assets	—	(87)	(635)
Interest income	(40)	(33)	(102)
Foreign exchange	13	45	52
Other, net	(39)	46	—

	$(95)	$(55)	$(748)

          Other, net for 2010 includes a $62 million pre-tax gain, $39 million net of tax, related to the consolidation of a joint venture within our Specialty Materials segment. The Company obtained control and the ability to direct those activities most significant to the joint venture’s economic performance in the third quarter, resulting in consolidation. Accordingly, we have i) recognized the assets and liabilities at fair value, ii) included the results of operations in the consolidated financial statements from the date of consolidation and iii) recognized the above noted gain representing the difference between the carrying amount and fair value of our previously held equity method investment. The Company has assigned $24 million to intangibles, predominantly the joint venture’s customer contracts. These intangible assets are being amortized over their estimated lives using the straight line method. The excess of the book value over the estimated fair values of the net assets consolidated approximating $132 million, was recorded as goodwill. This goodwill is non-deductible for tax purposes. The results from the consolidation date through December 31, 2010 are included in the Specialty Materials segment and were not material to the consolidated financial statements.

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

          Other, net for 2009 includes an other than-temporary impairment charge of $62 million. See Note 16 Financial Instruments and Fair Value Measures for further details.

          Gain on sale of non-strategic businesses and assets for 2008 includes a $623 million pre-tax gain related to the sale of our Consumables Solutions business. See Note 2 for further details.

Note5—Interest and Other Financial Charges

	Years Ended December 31,

	2010	2009	2008

Total interest and other financial charges	$402	$474	$482
Less—capitalized interest	(16)	(15)	(26)

	$386	$459	$456

          The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2010 and 2009 was 1.64 percent and 1.47 percent, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 6—Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,

	2010	2009	2008

United States	$1,249	$1,138	$(1,140)
Foreign	1,594	911	1,740

	$2,843	$2,049	$600

Tax expense (benefit)

	Years Ended December 31,

	2010	2009	2008

United States	$393	$294	$(521)
Foreign	415	171	295

	$808	$465	$(226)

	Years Ended December 31,

	2010	2009	2008

Tax Expense consists of Current:
United States	$(471)	$(27)	$493
State	8	21	70
Foreign	393	424	331

	$(70)	$418	$894

Deferred:
United States	$784	$283	$(939)
State	72	17	(145)
Foreign	22	(253)	(36)

	878	47	(1,120)

	$808	$465	$(226)

	Years Ended December 31,

	2010	2009	2008

The U.S. statutory federal income tax rate is reconciled to our effective income tax rate as follows:
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Taxes on foreign earnings below U.S. tax rate(1)	(7.1)	(7.9)	(40.9)
State income taxes(1)	1.6	1.5	(7.3)
Manufacturing incentives	—	(1.5)	(4.1)
ESOP dividend tax benefit	(0.8)	(1.1)	(3.3)
Tax credits	(1.2)	(1.8)	(6.6)
Audit settlements	0.1	(0.7)	(9.6)
All other items—net	0.8	(0.8)	(0.9)

	28.4%	22.7%	(37.7)%

(1)	Net of changes in valuation allowance

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          The effective tax rate increased by 5.7 percentage points in 2010 compared with 2009 primarily due to a change in the mix of earnings related to lower U.S. pension expense, the impact of an enacted change in the tax treatment of the Medicare Part D program, the absence of manufacturing incentives, a decreased impact from the settlement of audits and an increase in the foreign effective tax rate. The foreign effective tax rate increased by approximately 7 percentage points which primarily consisted of i) a 6 percentage point impact from the absence of tax benefits related to foreign exchange and investment losses and ii) a 0.5 percentage point impact from increased valuation allowances on net operating losses.

          The effective tax rate increased by 60.4 percentage points in 2009 compared to 2008 primarily due to a decrease in the mix of earnings related to lower U.S. pension expense and to a lesser extent, a decreased impact from the settlement of audits.

Deferred tax assets (liabilities)

          Deferred income taxes represent the future tax effects of transactions which are reported in different periods for tax and financial reporting purposes. The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,

	2010	2009

Property, plant and equipment basis differences	$(1,113)	$(888)
Postretirement benefits other than pensions and post employment benefits	674	785
Investment and other asset basis differences	(993)	(758)
Other accrued items	2,348	3,024
Net operating and capital losses	875	818
Tax credits	249	137
Undistributed earnings of subsidiaries	(40)	(40)
All other items—net	15	(61)

	2,015	3,017
Valuation allowance	(636)	(578)

	$1,379	$2,439

          There were $35 million of U.S. federal tax net operating losses available for carryforward at December 31, 2010 which were generated by certain subsidiaries prior to their acquisition and have expiration dates through 2029. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company has state tax net operating loss carryforwards of $3.2 billion at December 31, 2010 with varying expiration dates through 2030. We also have foreign net operating and capital losses of $2.8 billion which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

          We have U.S. federal tax credit carryforwards of $311 million at December 31, 2010, including foreign tax credits, research and other general business credits with various expiration dates through 2030. We also have state tax credit carryforwards of $64 million at December 31, 2010, including carryforwards of $37 million with various expiration dates through 2025 and tax credits of $27 million which are not subject to expiration.

          The valuation allowance against deferred tax assets increased by $58 million and $133 million in 2010 and 2009, respectively, and decreased by $45 million in 2008. The 2010 increase in the valuation allowance was primarily due to increased foreign net operating losses related to France, Luxembourg, and the Netherlands offset by the reversal of a valuation allowance related to Germany. The 2010 increase in valuations allowance also includes adjustments related to purchase accounting for various acquisitions. The 2009 increase in the valuation allowance was primarily due to a increased foreign net operating losses related to Germany, Luxembourg, and the Netherlands. The 2008 decrease in the valuation allowance was primarily due to a decrease in the valuation allowance related to federal and state capital loss carryforwards partially offset by increased foreign net operating losses.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          Federal income taxes have not been provided on undistributed earnings of the majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective subsidiaries. At December 31, 2010 Honeywell has not provided for U.S. federal income and foreign withholding taxes on approximately $6.0 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and foreign tax credits would be available to reduce or eliminate the resulting U.S. income tax liability.

          We had $757 million, $720 million and $671 million of unrecognized tax benefits as of December 31, 2010, 2009, and 2008 respectively. If recognized, $757 million would be recorded as a component of income tax expense as of December 31, 2010. For the years ended December 31, 2010 and 2009, the Company increased its unrecognized tax benefits by $37 million and $49 million, respectively, due to additional reserves for various international and U.S. tax audit matters, partially offset by adjustments related to our ongoing assessments of the likelihood and amount of potential outcomes of current and future examinations, the expiration of various statute of limitations, and settlements with tax authorities. The following table summarizes the activity related to our unrecognized tax benefits:

	2010	2009	2008

Change in unrecognized tax benefits:
Balance at beginning of year	$720	$671	$666
Gross increases related to current period tax positions	37	86	81
Gross increases related to prior periods tax positions	84	86	106
Gross decreases related to prior periods tax positions	(41)	(77)	(54)
Decrease related to settlements with tax authorities	(23)	(44)	(42)
Expiration of the statute of limitations for the assessment of taxes	(8)	(8)	(64)
Foreign currency translation	(12)	6	(22)

Balance at end of year	$757	$720	$671

          In many cases our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2010:

Open Tax Year

Jurisdiction	Examination in progress	Examination not yet initiated

United States (1)	2000–2008	2005–2010
United Kingdom	2003-2008	2009-2010
Canada(1)	2005-2008	2009-2010
Germany(1)	2004-2008	2009-2010
France	2007-2009	2000–2006, 2010
Netherlands	2007-2008	2009-2010
Australia	N/A	2008-2010
China	2000-2009	2010
India	1999–2008	2009-2010

(1)	includes federal as well as state, provincial or similar local jurisdictions, as applicable.

          Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant U.S federal, state and foreign tax authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, the protocol of finalizing audits by the relevant taxing authorities, and the possibility that the Company might challenge certain audit findings (which could include formal legal proceedings), at this time it is

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

not possible to estimate the impact of any amount of such changes, if any, to previously recorded uncertain tax positions.

          Unrecognized tax benefits for examinations in progress were $274 million, $261 million and $249 million, as of December 31, 2010, 2009, and 2008, respectively. These increases are primarily due to an increase in tax examinations and fewer settlements during the year. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $33 million, $13 million and $19 million for the years ended December 31, 2010, 2009, and 2008, respectively. Accrued interest and penalties were $183 million, $150 million and $137 million, as of December 31, 2010, 2009, and 2008, respectively.

Note 7—Earnings Per Share

          The details of the earnings per share calculations for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,

Basic	2010	2009	2008

Net income attributable to Honeywell	$2,022	$1,548	$806
Weighted average shares outstanding	773.5	752.6	736.8

Earnings per share of common stock	$2.61	$2.06	$1.09

	Years Ended December 31,

Assuming Dilution	2010	2009	2008

Net income attributable to Honeywell	$2,022	$1,548	$806
Average Shares

Weighted average shares outstanding	773.5	752.6	736.8
Dilutive securities issuable - stock plans	7.4	3.1	6.8

Total weighted average shares outstanding	780.9	755.7	743.6

Earnings per share of common stock	$2.59	$2.05	$1.08

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2010, 2009, and 2008 the weighted number of stock options excluded from the computations were 14.8, 34.0, and 17.8, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 8—Accounts, Notes and Other Receivables

	December 31,

	2010	2009

Trade	$6,698	$6,183
Other	647	326

	7,345	6,509
Less - Allowance for doubtful accounts	(277)	(235)

	$7,068	$6,274

          Trade Receivables includes $1,307, and $1,167 million of unbilled balances under long-term contracts as of December 31, 2010 and December 31, 2009, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 9—Inventories

	December 31,

	2010	2009

Raw materials	$1,158	$988
Work in process	810	796
Finished products	2,144	1,823

	4,112	3,607
Reduction to LIFO cost basis	(154)	(161)

	$3,958	$3,446

          Inventories valued at LIFO amounted to $248 and $211 million at December 31, 2010 and 2009, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $154 and $161 million higher at December 31, 2010 and 2009, respectively.

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

Note 10—Investments and Long-Term Receivables

	December 31,

	2010	2009

Investments	$413	$262
Long-term trade and other receivables	83	175
Long-term financing receivables	120	142

	$616	$579

          Long-Term Trade and Other Receivables include $19 and $27 million of unbilled balances under long-term contracts as of December 31, 2010 and 2009, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

          The following table summarizes long term trade, financing and other receivables by segment, including current portions and allowances for credit losses.

December 31, 2010

Automation and Control Solutions	160
Specialty Materials	11
Transportation Systems	8
Corporate	29

$208

          Allowance for credit losses for the above detailed long-term trade, financing and other receivables totaled $7 million and $7 million as of December 31, 2010 and 2009, respectively. The receivables are evaluated for impairment on an individual basis, including consideration of credit quality. The above detailed financing receivables are predominately with commercial and governmental counterparties of investment grade credit quality.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 11—Property, Plant and Equipment

	December 31,

	2010	2009

Land and improvements	$525	$513
Machinery and equipment	10,204	9,982
Buildings and improvements	2,669	2,621
Construction in progress	403	405

	13,801	13,521
Less—Accumulated depreciation and amortization	(8,961)	(8,674)

	$4,840	$4,847

Depreciation expense was $724, $707 and $702 million in 2010, 2009 and 2008, respectively.

Note 12—Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 by segment is as follows:

	December 31, 2009	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2010

Aerospace	$1,891	$—	$—	$(8)	$1,883
Automation and Control Solutions	6,918	1,074	—	(85)	7,907
Specialty Materials	1,164	132	—	(5)	1,291
Transportation Systems	521	—	—	(5)	516

	$10,494	$1,206	$—	$(103)	$11,597

	December 31, 2010			December 31, 2009

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,101	$(676)	$425	$1,053	$(595)	$458
Customer relationships	1,688	(399)	1,289	1,359	(282)	1,077
Trademarks	186	(84)	102	164	(62)	102
Other	512	(404)	108	514	(406)	108

	3,487	(1,563)	1,924	3,090	(1,345)	1,745

Indefinite life intangibles:
Trademarks	650	—	650	429	—	429

	$4,137	$(1,563)	$2,574	$3,519	$(1,345)	$2,174

          Intangible assets amortization expense was $263, $250, and $201 million in 2010, 2009, 2008, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $259 million in 2011, $253 million in 2012, $228 million in 2013, $196 million in 2014, and $161 in 2015.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13—Accrued Liabilities

	December 31,

	2010	2009

Compensation, benefit and other employee related	$1,376	$1,183
Customer advances and deferred income	1,703	1,432
Income taxes	466	455
Environmental costs	328	314
Asbestos related liabilities	162	654
Product warranties and performance guarantees	380	382
Repositioning	310	340
Other taxes (payroll, sales, VAT etc.)	249	158
Insurance	179	118
Accrued interest	116	145
Other (primarily operating expenses)	1,215	972

	$6,484	$6,153

Note 14—Long-term Debt and Credit Agreements

	December 31,

	2010	2009

7.50% notes due 2010	$—	$1,000
6.125% notes due 2011	500	500
5.625% notes due 2012	400	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
Industrial development bond obligations, floating rate maturing at various dates through 2037	46	47
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-15.5% maturing at various dates through 2023	115	100

	6,278	7,264
Less current portion	(523)	(1,018)

	$5,755	$6,246

          The schedule of principal payments on long term debt is as follows:

December 31, 2010

2011	$523
2012	412
2013	610
2014	607
2015	1
Thereafter	4,125

6,278
Less-current portion	(523)

$5,755

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          We maintain a $2,800 million five year committed revolving credit facility with a group of banks, arranged by Citigroup Global Markets Inc. and J.P.Morgan Securities Inc. which is in place through May 14, 2012. This credit facility contains a $700 million sub-limit for the issuance of letters of credit. The credit facility is maintained for general corporate purposes, including support for the issuance of commercial paper. We had no borrowings outstanding or letters of credit issued under the credit facility at December 31, 2010.

          The credit agreement does not restrict our ability to pay dividends and contains no financial covenants. The failure to comply with customary conditions or the occurrence of customary events of default contained in the credit agreement would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under the credit agreement. Such events of default include: (a) non-payment of credit agreement debt, interest or fees; (b) non-compliance with the terms of the credit agreement covenants; (c) cross-default to other debt in certain circumstances; (d) bankruptcy; and (e) defaults upon obligations under Employee Retirement Income Security Act. Additionally, each of the banks has the right to terminate its commitment to lend additional funds or issue letters of credit under the agreement if any person or group acquires beneficial ownership of 30 percent or more of our voting stock, or, during any 12-month period, individuals who were directors of Honeywell at the beginning of the period cease to constitute a majority of the Board of Directors.

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

          In February 2009, the Company issued $600 million 3.875% Senior Notes due 2014 and $900 million 5.00% Senior Notes due 2019 (collectively, the “2009 Senior Notes”). The 2009 Senior Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,500 million, offset by $12 million in discount and issuance costs.

          In the first quarter of 2009, the Company repaid $493 million of its floating rate notes. In the third quarter of 2009, the Company repaid $500 million of its floating rate notes and $100 million of its zero coupon bonds and money multiplier notes.

          In the first quarter of 2010, the Company repaid $1,000 million of its 7.50% notes. The repayment was funded with cash provided by operating activities.

          As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of December 31, 2010 and December 31, 2009 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

Note 15—Lease Commitments

          Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

At December 31, 2010

2011	$318
2012	245
2013	192
2014	145
2015	121
Thereafter	332

$1,353

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

          Rent expense was $373, $371 and $383 million in 2010, 2009 and 2008, respectively.

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

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At December 31, 2010 and 2009, we had contracts with notional amounts of $5,733 million and $2,959 million respectively to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, Singapore dollar, and Swedish krona.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At December 31, 2010 and 2009, we had contracts with notional amounts of $23 million and $52 million respectively related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2010 and 2009, interest rate swap agreements designated as fair value hedges effectively changed $600 million of fixed rate debt at a rate of 3.875 percent to LIBOR based floating debt. Our interest rate swaps mature in 2014.

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

          The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our available for sale investments are level 1 and our remaining financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31,

	2010	2009

Assets:
Foreign currency exchange contracts	$16	$11
Available for sale investments	322	141
Interest rate swap agreements	22	1
Forward commodity contracts	2	4

Liabilities:
Foreign currency exchange contracts	$14	$3
Interest rate swap agreements	—	3
Forward commodity contracts	2	—

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$203	$199	$317	$303
Liabilities
Long-term debt and related current maturities	$6,278	$6,835	$7,264	$7,677

          In the years ended December 31, 2010 and 2009, the Company had assets with a net book value of $32 million and $72 million, respectively, specifically property, plant and equipment, software and intangible assets, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $30 million and $28 million, respectively, in the years ended December 31, 2010 and 2009, primarily in connection with our repositioning actions (see Note 3 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

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

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of derivatives classified as assets consist of the following:

		December 31,

Designated as a Hedge	Balance Sheet Classification	2010	2009

Foreign currency exchange contracts	Accounts, notes, and other receivables	$10	$8
Interest rate swap agreements	Other assets	22	1
Commodity contracts	Accounts, notes, and other receivables	2	4

		December 31,

Not Designated as a Hedge	Balance Sheet Classification	2010	2009

Foreign currency exchange contracts	Accounts, notes, and other receivables	$6	$3

Fair value of derivatives classified as liabilities consist of the following:

		December 31,

Designated as a Hedge	Balance Sheet Classification	2010	2009

Foreign currency exchange contracts	Accrued liabilities	$9	$1
Interest rate swap agreements	Accrued liabilities	—	3
Commodity contracts	Accrued liabilities	2	—

		December 31,

Not Designated as a Hedge	Balance Sheet Classification	2010	2009

Foreign currency exchange contracts	Accrued liabilities	$5	$3

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Gains (losses) recognized in OCI (effective portions) consist of the following:

	Year Ended December, 31

Designated Cash Flow Hedge	2010	2009

Foreign currency exchange contracts	$12	$18
Commodity contracts	(7)	(1)

Gains (losses) reclassified from AOCI to income consist of the following:

		Year Ended December 31,
Designated Cash Flow Hedge	Income Statement Location	2010	2009

Foreign currency exchange contracts	Product sales	$(19)	$54
	Cost of products sold	30	(44)
	Sales & general administrative	(3)	(1)

Commodity contracts	Cost of products sold	$(8)	$(7)

          Ineffective portions of foreign currency exchange contracts and commodity derivative instruments designated in cash flow hedge relationships were insignificant in the years ended December 31, 2010 and 2009 and are located in cost of products sold.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains or (losses) on interest rate swap agreements recognized in earnings were $24 and $(2) million in the years ended December 31, 2010 and 2009 respectively.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $18 million and $85 million of expense, in Other (Income) Expense for the years ended December 31, 2010 and 2009, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 17—Other Liabilities

	Year Ended December 31,

	2010	2009

Pension and other employee related	$4,216	$4,814
Environmental	425	465
Income taxes	562	476
Insurance	177	207
Asset retirement obligations(1)	86	85
Deferred income	94	106
Other	345	300

	$5,905	$6,453

(1)

Asset retirement obligations primarily relate to costs associated with the future retirement of nuclear fuel conversion facilities in our Specialty Materials segment and the future retirement of facilities in our Automation and Control Solutions segment.

A reconciliation of our liability for asset retirement obligations for the year ended December 31, 2010, is as follows:

	2010	2009

Change in asset retirement obligations:
Balance at beginning of year	$85	$90
Liabilities settled	(3)	(3)
Adjustments	2	(5)
Accretion expense	2	3

Balance at end of year	$86	$85

Note 18—Capital Stock

          We are authorized to issue up to 2,000,000,000 shares of common stock, with a par value of $1. Common shareowners are entitled to receive such dividends as may be declared by the Board, are entitled to one vote per share, and are entitled, in the event of liquidation, to share ratably in all the assets of Honeywell which are available for distribution to the common shareowners. Common shareowners do not have preemptive or conversion rights. Shares of common stock issued and outstanding or held in the treasury are not liable to further calls or assessments. There are no restrictions on us relative to dividends or the repurchase or redemption of common stock.

          The Board of Directors has authorized the repurchase of up to a total of $3.0 billion of Honeywell common stock, which amount includes $1.3 billion that remained available under the Company’s previously reported share repurchase program.

          We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2010, there was no preferred stock outstanding.

Note 19—Accumulated Other Comprehensive Income (Loss)

          Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareowners’ Equity. Comprehensive Income (Loss) attributable to non-controlling interest consisted predominantly of net income. The changes in Accumulated Other Comprehensive Income (Loss) are as follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Pretax	Tax	After Tax

Year Ended December 31, 2010
Foreign exchange translation adjustment	$(249)	$—	$(249)
Pensions and other post retirement benefit adjustments	26	18	44
Changes in fair value of available for sale investments	90	—	90
Changes in fair value of effective cash flow hedges	(6)	2	(4)

	$(139)	$20	$(119)

Year Ended December 31, 2009
Foreign exchange translation adjustment	$259	$—	$259
Pensions and other post retirement benefit adjustments	(407)	136	(271)
Changes in fair value of available for sale investments(1)	112	—	112
Changes in fair value of effective cash flow hedges	38	(8)	30

	$2	$128	$130

Year Ended December 31, 2008
Foreign exchange translation adjustment	$(614)	$—	$(614)
Pensions and other post retirement benefit adjustments	(1,147)	429	(718)
Changes in fair value of available for sale investments	(51)	—	(51)
Changes in fair value of effective cash flow hedges	(40)	16	(24)

	$(1,852)	$445	$(1,407)

(1) Includes reclassification adjustment for losses included in net income

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,

	2010	2009

Cumulative foreign exchange translation adjustment	$220	$468
Pensions and other post retirement benefit adjustments	(1,441)	(1,485)
Change in fair value of available for sale investments	151	61
Change in fair value of effective cash flow hedges	3	8

	$(1,067)	$(948)

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

          Compensation cost on a pre-tax basis related to stock options recognized in operating results (included in selling, general and administrative expenses) in 2010, 2009 and 2008 was $55, $39 and $51 million, respectively. The associated future income tax benefit recognized in 2010, 2009 and 2008 was $16, $13 and $19 million, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,

	2010	2009	2008

Weighted average fair value per share of options granted during the year(1)	$8.96	$6.73	$13.81
Assumptions:
Expected annual dividend yield	3.00%	4.26%	1.88%
Expected volatility	29.39%	35.78%	26.35%
Risk-free rate of return	2.64%	2.53%	3.09%
Expected option term (years)	5.4	5.8	5.2

(1) Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three years ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2007	41,397,369	$41.88
Granted	5,024,820	58.46
Exercised	(3,577,707)	37.40
Lapsed or canceled	(1,910,960)	49.16

Outstanding at December 31, 2008	40,933,522	43.97
Granted	9,159,650	28.40
Exercised	(645,201)	31.66
Lapsed or canceled	(8,537,598)	53.90

Outstanding at December 31, 2009	40,910,373	38.58
Granted	7,607,950	40.29
Exercised	(5,211,526)	34.77
Lapsed or canceled	(2,515,266)	44.14

Outstanding at December 31, 2010	40,791,531	$39.05

Vested and expected to vest at December 31, 2010(1)	37,802,734	$39.19

Exercisable at December 31, 2010	24,722,493	$39.43

(1)

Represents the sum of vested options of 24.7 million and expected to vest options of 13.1 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options 16.1 million.

          The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Options Outstanding				Options Exercisable

Range of Exercise prices	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$21.75–$32.99	9,715,402	6.87	$27.55	$249	3,865,364	$26.26	$104
$33.00–$39.99	9,924,474	2.92	35.92	171	9,924,474	35.92	171
$40.00–$49.99	16,890,135	7.13	42.66	177	8,539,435	44.20	77
$50.00–$74.95	4,261,520	7.13	58.25	—	2,393,220	58.16	—

	40,791,531	6.05	39.05	$597	24,722,493	39.43	$352

(1) Average remaining contractual life in years.

          There were 27,427,023 and 30,314,667 options exercisable at weighted average exercise prices of $38.85 and $41.40 at December 31, 2009 and 2008, respectively. There were 21,512,252 shares available for future grants under the terms of our stock option plans at December 31, 2010.

          The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2010, 2009 and 2008 was $54, $4 and $76 million, respectively. During 2010, 2009 and 2008, the amount of cash received from the exercise of stock options was $181, $20 and $134 million, respectively, with an associated tax benefit realized of $18, $1 and $28 million, respectively. In 2010, 2009 and 2008 we classified $13, $1 and $21 million, respectively, of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

          At December 31, 2010, there was $94 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.43 years. The total fair value of options vested during 2010, 2009 and 2008 was $41, $51 and $63 million, respectively.

          Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees at fair market value at the date of grant as compensation. RSUs typically become fully vested over periods ranging from three to seven years and are payable in Honeywell common stock upon vesting.

          The following table summarizes information about RSU activity for the three years ended December 31, 2010:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share

Non-vested at December 31, 2007	5,856,997	$42.18
Granted	2,087,934	54.56
Vested	(694,660)	35.82
Forfeited	(424,554)	41.94

Non-vested at December 31, 2008	6,825,717	46.63
Granted	3,691,129	30.16
Vested	(1,313,975)	40.44
Forfeited	(940,094)	44.51

Non-vested at December 31, 2009	8,262,777	40.49
Granted	3,842,367	42.33
Vested	(1,593,979)	48.71
Forfeited	(537,212)	40.45

Non-vested at December 31, 2010	9,973,953	$39.89

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          As of December 31, 2010, there was approximately $202 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense related to RSUs was $109, $79 and $77 million in 2010, 2009, and 2008, respectively.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,

	2010	2009	2008

Beginning of year	$779	$946	$799
Accruals for environmental matters deemed probable and reasonably estimable	225	151	466
Environmental liability payments
	(266)	(318)	(320)
Other	15	—	1

End of year	$753	$779	$946

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          Environmental liabilities are included in the following balance sheet accounts:

	December 31, 2010	December 31, 2009

Accrued liabilities	$328	$314
Other liabilities	425	465

	$753	$779

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

          Dundalk Marine Terminal, Baltimore, MD—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear 77 percent of the costs of developing and implementing permanent remedies for the DMT facility. In January 2011, the MPA and Honeywell submitted to the Maryland Department of the Environment (“MDE”) a Corrective Measures Alternatives Analysis (“CMAA”) of certain potential remedies for DMT to assist MDE in selection of a final remedy. Provision has been made in our financial statements for the CMAA consistent with the accounting policy described above. We have negotiated a Consent Decree with the MPA and MDE with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1,125 million and $1,128 million as of December 31, 2010 and December 31, 2009, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of December 31, 2010 and December 31, 2009, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $718 and $831 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At December 31, 2010, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. In July 2010, the Company entered into a settlement agreement resolving all asbestos coverage issues with certain plaintiffs. Approximately $180 million of unsettled coverage under these policies is included in our NARCO-related insurance receivable at December 31, 2010. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through December 31, 2010, we have resolved approximately 155,000 Bendix related asbestos claims. We had 131 trials resulting in favorable verdicts and 18 trials resulting in adverse verdicts. Four of these adverse verdicts were reversed on appeal, five verdicts were vacated on post-trial motions, three claims were settled and the remaining have been or will be appealed. The claims portfolio was reduced in 2009 due to settlements, dismissals and the elimination of significantly aged (i.e., pending for more than six years), inactive (including claims for which the required medical and exposure showings have not been made) and duplicate claims.

          The following tables present information regarding Bendix related asbestos claims activity:

	Years Ended December 31,

Claims Activity	2010	2009

Claims Unresolved at the beginning of year	19,940	51,951
Claims Filed(a)	4,302	2,697
Claims Resolved(b)	(1,762)	(34,708)

Claims Unresolved at the end of year	22,480	19,940

(a) The number of claims filed in 2010 includes approximately 1,541 non-malignant claims (with an accrued liability of approximately $575 thousand in the aggregate), a majority of which had previously been dismissed in Mississippi and re-filed in Arkansas.

(b) The number of claims resolved in 2010 includes approximately 1,300 claims previously classified as inactive (95% non-malignant and accrued liability of approximately $2.0 million) which were activated during the current period.

	December 31,

Disease Distribution of Unresolved Claims	2010	2009

Mesothelioma and Other Cancer Claims	4,856	4,727
Other Claims	17,624	15,213

Total Claims	22,480	19,940

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2010	2009	2008	2007	2006

	(in whole dollars)
Malignant claims	$54,000	$50,000	$65,000	$33,000	$33,000
Nonmalignant claims	$1,300	$200	$1,500	$500	$250

          It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Bendix related asbestos claims of $594 and $566 million at December 31, 2010 and December 31, 2009, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year, we update our analysis of the estimated cost of future Bendix related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous five years. Changes in the tort system, which began in 2006, refocused asbestos litigation on mesothelioma cases, making the five year period 2006 through 2010 representative for forecasting purposes. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

          The estimated liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. The estimate is based upon Bendix historical experience in the tort system for the five years ended December 31, 2010 with respect to claims filing and resolution values. The methodology used to estimate the liability for future claims has been commonly accepted by numerous courts. It is similar to that used to estimate the future NARCO related asbestos claims liability.

          Honeywell currently has approximately $1,900 million of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $157 and $172 million are reflected as receivables in our consolidated balance sheet at December 31, 2010 and December 31, 2009, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and Friction Products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Asbestos Related Liabilities

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008

	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total

Beginning of year	$566	$1,128	$1,694	$578	$1,131	$1,709	$517	$1,138	$1,655
Accrual for update to estimated liability	162	3	165	127	5	132	153	—	153
Change in estimated cost of future claims	16	—	16	11	—	11	43	—	43
Asbestos related liability payments	(157)	(6)	(163)	(148)	(8)	(156)	(140)	(7)	(147)
Update of expected resolution values for pending claims	7	—	7	(2)	—	(2)	5	—	5

End of year	$594	$1,125	$1,719	$566	$1,128	$1,694	$578	$1,131	$1,709

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008

	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total

Beginning of year	$172	$831	$1,003	$156	$877	$1,033	$197	$939	$1,136
Probable insurance recoveries related to estimated liability	26	—	26	24	—	24	40	—	40
Insurance receipts for asbestos related liabilities	(41)	(100)	(141)	(8)	(8)	(16)	(116)	(62)	(178)
Insurance receivables settlements and write offs	—	(13)	(13)	—	(38)	(38)	36	—	36
Other	—	—	—	—	—	—	(1)	—	(1)

End of year	$157	$718	$875	$172	$831	$1,003	$156	$877	$1,033

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,

	2010	2009

Other current assets	$50	$62
Insurance recoveries for asbestos related liabilities	825	941

	$875	$1,003

Accrued liabilities	$162	$654
Asbestos related liabilities	1,557	1,040

	$1,719	$1,694

          The change in accrued liabilities and asbestos related liabilities at December 31, 2010 from December 31, 2009 is driven primarily by our best estimate of the timing of expected payments related to the effective date of the NARCO trust.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Matters

          We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:

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

          BorgWarner v. Honeywell—In this patent infringement suit in the District Court for the Western District of North Carolina, plaintiff BorgWarner is claiming that Honeywell’s manufacture and sale of cast titanium compressor wheels for turbochargers infringes three BorgWarner patents and is seeking damages of up to approximately $120 million, which plaintiff asserts should be trebled for willful infringement. Because the process claimed in BorgWarner’s patents had already been described in detail in printed publications and had been offered for sale before BorgWarner’s alleged invention, in violation of statutory requirements for patentability, Honeywell asked the Court to enter summary judgment of invalidity of BorgWarner’s patents. The Court declined to enter summary judgment in September 2010, finding that the question should be decided by a jury. Trial is scheduled for May 2011. Honeywell will continue its vigorous defense of this claim and expects to prevail at trial. In the event the Company is found liable, we do not believe that the evidence supports damages of the magnitude claimed or any finding of willfulness. Honeywell has also asked the United States Patent and Trademark Office to reexamine all three of BorgWarner’s patents in light of the prior art publications. If the Patent Office ultimately invalidates the BorgWarner patents at issue prior to final adjudication of the patent infringement litigation, plaintiff would not be entitled to recover damages.

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

Warranties and Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2010:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Maximum Potential Future Payments

Operating lease residual values	$43
Other third parties’ financing	5
Unconsolidated affiliates’ financing	11
Customer financing	17

$76

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

	Years Ended December 31,

	2010	2009	2008

Beginning of year	$407	$417	$396
Accruals for warranties/guarantees issued during the year	214	188	242
Adjustment of pre-existing warranties/guarantees	(13)	(7)	(34)
Settlement of warranty/guarantee claims	(193)	(191)	(187)

End of year	$415	$407	$417

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	2010	2009

Accrued liabilities	$380	$382
Other liabilities	35	25

	$415	$407

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 22. Pension and Other Postretirement Benefits

          We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit pension plans. U.S. defined benefit pension plans comprise 77 percent of our projected benefit obligation. Non-U.S. employees, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Non-U.S. defined benefit pension plans comprise 23 percent of our projected benefit obligation.

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

          On February 1, 2010, in connection with a new collective bargaining agreement reached with one of its union groups, Honeywell amended its U.S. retiree medical plan eliminating the subsidy for those union employees who retire after February 1, 2013. This plan amendment reduced the accumulated postretirement benefit obligation by $39 million which will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $37 million in the year ended December 31, 2010 which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition of previously unrecognized prior service credits attributable to the future years of service of the union group for which future accrual of benefits has been eliminated.

          In May 2009, Honeywell amended the U.S. retiree medical plan eliminating the subsidy for active non-union employees who retire after September 1, 2009. Employees already retired or who retired on or before September 1, 2009 were not affected by this change. This plan amendment reduced the accumulated postretirement benefit obligation by $180 million representing the elimination of benefits attributable to years of service already rendered by active non-union employees who are not eligible to retire and those eligible non-union employees who were assumed not to retire prior to September 1, 2009. This reduction in the accumulated postretirement benefit obligation will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. This plan amendment also resulted in a curtailment gain of $98 million in the second quarter of 2009 which was included as part of net periodic postretirement benefit cost. The curtailment gain represented the recognition of previously unrecognized prior service credits attributable to the future years of service of the employee group for which future accrual of benefits was eliminated.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans at December 31, 2010 and 2009.

	Pension Benefits

	U.S. Plans		Non-U.S. Plans

	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$13,620	$11,678	$4,266	$3,368
Service cost	221	183	51	41
Interest cost	768	785	228	208
Plan amendments	117	—	—	2
Actuarial (gains) losses	1,211	1,879	150	616
Benefits paid	(947)	(931)	(181)	(180)
Settlements and curtailments	—	—	—	(5)
Other	—	26	(141)	216

Benefit obligation at end of year	14,990	13,620	4,373	4,266

Change in plan assets:
Fair value of plan assets at beginning of year	10,306	8,497	3,488	2,814
Actual return on plan assets	1,788	1,960	414	389
Company contributions	1,034	780	313	279
Benefits paid	(947)	(931)	(181)	(180)
Other	—	—	(95)	186

Fair value of plan assets at end of year	12,181	10,306	3,939	3,488

Funded status of plans	$(2,809)	$(3,314)	$(434)	$(778)

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(1)	$—	$—	$135	$58
Accrued pension liability(2)	(2,809)	(3,314)	(569)	(836)

Net amount recognized	$(2,809)	$(3,314)	$(434)	$(778)

(1)	Included in Other Assets on Consolidated Balance Sheet

(2)	Included in Other Liabilities - Non-Current on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits

	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$1,748	$1,960
Service cost	2	6
Interest cost	81	104
Plan amendments	(176)	(180)
Actuarial (gains) losses	160	47
Benefits paid	(187)	(189)

Benefit obligation at end of year	1,628	1,748

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status of plans	$(1,628)	$(1,748)

Amounts recognized in Consolidated Balance Sheet consist of:

Accrued liabilities	(197)	(197)
Postretirement benefit obligations other than pensions(1)	(1,431)	(1,551)

Net amount recognized	$(1,628)	$(1,748)

(1)	Excludes Non-U.S. plans of $46 and $43 million in 2010 and 2009, respectively.

          Amounts recognized in Accumulated Other Comprehensive (Income) Loss associated with our significant pension and other postretirement benefit plans at December 31, 2010 and 2009 are as follows.

	Pension Benefits

	U.S. Plans		Non-U.S. Plans

	2010	2009	2010	2009

Transition (asset) obligation	$—	$—	$9	$11
Prior service cost (credit)	177	92	(19)	(19)
Net actuarial (gain) loss	1,499	1,356	321	646

Net amount recognized	$1,676	$1,448	$311	$638

	Other Postretirement Benefits

	2010	2009

Prior service cost (credit)	$(264)	$(179)
Net actuarial (gain) loss	425	299

Net amount recognized	$161	$120

          The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for our significant plans for the years ended December 31, 2010, 2009, and 2008 include the following components:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Pension Benefits

	U.S. Plans			Non-U.S. Plans

Net periodic benefit cost	2010	2009	2008	2010	2009	2008

Service cost	$221	$183	$198	$51	$41	$57
Interest cost	768	785	765	228	208	244
Expected return on plan assets	(902)	(767)	(1,140)	(248)	(221)	(301)
Amortization of transition (asset) obligation	—	—	—	1	1	1
Amortization of prior service cost (credit)	32	26	30	(1)	(1)	(1)
Recognition of actuarial losses	182	447	3,192	289	308	112
Settlements and curtailments	—	—	—	4	—	18

Net periodic benefit cost	$301	$674	$3,045	$324	$336	$130

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans

	2010	2009	2008	2010	2009	2008

Actuarial (gains)/losses	$325	$686	$4,432	$(20)	$449	$311
Prior service cost (credit)	117	—	27	—	2	—
Transition (asset) obligation recognized during year	—	—	—	(1)	(1)	(1)
Prior service (cost) credit recognized during year	(32)	(26)	(30)	1	1	—
Actuarial losses recognized during year	(182)	(447)	(3,192)	(289)	(308)	(129)
Foreign exchange translation adjustments	—	—	—	(17)	42	(54)

Total recognized in other comprehensive (income) loss	$228	$213	$1,237	$(326)	$185	$127

Total Recognized in net periodic benefit costs and other comprehensive (income) loss	$529	$887	$4,282	$(2)	$521	$257

          The estimated prior service cost for pension benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2011 are expected to be $33 million and $(2) million for U.S. and Non-U.S. benefit plans, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits Years Ended December 31,

Net Periodic Benefit Cost	2010	2009	2008

Service cost	$2	$6	$13
Interest cost	81	104	122
Amortization of prior service cost (credit)	(44)	(44)	(43)
Recognition of actuarial losses	34	13	33
Settlements and curtailments	(47)	(98)	—

Net periodic benefit cost	$26	$(19)	$125

Other Changes in Plan Assets & Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,

	2010	2009	2008

Actuarial (gains)/losses	$160	$47	$(131)
Prior service cost (credit)	(176)	(180)	(67)
Prior service (cost) credit recognized during year	91	141	43
Actuarial losses recognized during year	(34)	(13)	(33)

Total recognized in other comprehensive (income) loss	$41	$(5)	$(188)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$67	$(24)	$(63)

          The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2011 are expected to be $44 and $(51) million, respectively.

          Major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are presented in the following table.

	U.S. Plans			Non-U.S. Plans

	2010	2009	2008	2010	2009	2008

Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.25%	5.75%	6.95%	5.40%	5.71%	6.21%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	3.79%	3.87%	3.33%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.75%	6.95%	6.50%	5.71%	6.21%	5.68%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	7.51%	7.52%	7.65%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	3.87%	3.33%	3.84%

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits

	2010	2009	2008

Actuarial Assumptions used to determine benefit obligations as of December 31:
Discount rate	4.70%	5.25%	6.00%

Actuarial Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.25%	6.00%	5.90%

          The discount rate for our U.S. pension and other postretirement benefits plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for our U.S. pension and other postretirement benefit plans, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of double A rated fixed-income debt instruments. We use the average yield of this hypothetical portfolio as a discount rate benchmark. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.

          Our expected rate of return on U.S. plan assets is a long-term rate based on historic plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We will use an expected rate of return on U.S. plan assets of 8% for 2011 down from 9% for 2010 due to lower future expected market returns. We review the expected rate of return on an annual basis and revise it as appropriate.

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

Pension Benefits

          Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,

	U.S. Plans		Non-U.S. Plans

	2010	2009	2010	2009

Projected benefit obligation	$14,990	$13,620	$1,990	$3,539
Accumulated benefit obligation	$14,260	$12,758	$1,883	$3,344
Fair value of plan assets	$12,181	$10,306	$1,474	$2,721

          The accumulated benefit obligation for our U.S. defined benefit pension plans was $14.3 and $12.8 billion and our Non-U.S. defined benefit plans were $4.1 and $4.0 billion at December 31, 2010 and 2009, respectively.

          Our asset investment strategy for our U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. Our actual invested positions in various securities change over time based on short and longer-term investment opportunities. To achieve our objectives, we have established long-term target allocations as follows: 60-70 percent equity securities, 10-20 percent fixed income securities and cash, 5-15 percent real estate investments, and 10-20 percent other types of investments. Equity securities include publicly-traded stock of companies located both inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity and hedge funds that follow several different strategies. We review our assets on a regular basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.

          Our non-U.S. pension assets are typically managed by decentralized fiduciary committees with the Honeywell Corporate Investments group providing standard funding and investment guidance. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. While our non-U.S. investment policies are different for each country, the long-term investment objectives are generally the same as those for the U.S. pension assets.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

          The fair values of both our U.S. and non-U.S. pension plans assets at December 31, 2010 and 2009 by asset category are as follows:

	U.S. Plans

	December 31, 2010

	Total	Level 1	Level 2	Level 3

Common stock/preferred stock:
Honeywell common stock	$986	$986	$—	$—
U.S. large cap stocks	2,349	2,349	—	—
U.S. mid cap stocks	1,049	1,049	—	—
U.S. small cap stocks	301	301	—	—
International stocks	2,197	2,176	21	—
Real estate investment trusts	38	38	—	—
Fixed income investments:
Short term investments	1,242	1,242	—	—
Government securities	240	—	240	—
Corporate bonds	1,342	—	1,342	—
Mortgage/Asset-Backed securities	422	—	422	—
Insurance contracts	10	—	10	—
Investments in private funds:
Private funds	1,053	—	—	1,053
Hedge funds	77	—	—	77
Real estate funds	214	—	—	214
Direct investments:
Direct private investments	167	—	—	167
Real estate properties	494	—	—	494

	$12,181	$8,141	$2,035	$2,005

	U.S. Plans

	December 31, 2009

	Total	Level 1	Level 2	Level 3

Common stock/preferred stock:
Honeywell common stock	$1,065	$1,065	$—	$—
U.S. large cap stocks	2,125	2,125	—	—
U.S. mid cap stocks	956	956	—	—
U.S. small cap stocks	277	277	—	—
International stocks	2,008	1,991	17	—
Real estate investment trusts	48	48	—	—
Fixed income investments:
Short term investments	362	362	—	—
Government securities	232	—	232	—
Corporate bonds	1,155	—	1,155	—
Mortgage/Asset-Backed securities	347	—	347	—
Insurance contracts	9	—	9	—
Investments in private funds:
Private funds	911	—	—	911
Hedge funds	78	—	—	78
Real estate funds	132	—	—	132
Direct investments:
Direct private investments	149	—	—	149
Real estate properties	452	—	—	452

	$10,306	$6,824	$1,760	$1,722

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans

	December 31, 2010

	Total	Level 1	Level 2	Level 3

Common stock/preferred stock:
U.S. companies	$338	$327	$11	$—
Non-U.S. companies	1,556	336	1,220	—
Fixed income investments:
Short-term investments	176	176	—	—
Government securities	915	—	915	—
Corporate bonds	431	—	431	—
Mortgage/Asset-backed securities	14	—	14	—
Insurance contracts	196	—	196	—
Investments in private funds:
Private funds	89	—	—	89
Hedge funds	55	—	—	55
Real estate funds	169	—	—	169

	$3,939	$839	$2,787	$313

	Non-U.S. Plans

	December 31, 2009

	Total	Level 1	Level 2	Level 3

Common stock/preferred stock:
U.S. companies	$326	$244	$82	$—
Non-U.S. companies	1,316	278	1,038	—
Fixed income investments:
Short-term investments	231	231	—	—
Government securities	724	—	724	—
Corporate bonds	406	—	406	—
Mortgage/Asset-backed securities	10	—	10	—
Insurance contracts	206	—	206	—
Investments in private funds:
Private funds	81	—	—	81
Hedge funds	51	—	—	51
Real estate funds	137	—	—	137

	$3,488	$753	$2,466	$269

          The following tables summarize changes in the fair value of Level 3 assets for the years ended December 31, 2010 and 2009:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	U.S. Plans

	Private Equity/Debt Funds	Direct Private Investments	Hedge Funds	Real Estate Funds	Real Estate Properties

Balance at December 31, 2008	$659	$142	$123	$197	$646
Actual Return on plan assets:
Relating to assets still held at year-end	121	3	17	(102)	(228)
Relating to assets sold during the year	7	—	11	—	—
Purchases, sales and settlements	124	4	(73)	37	34

Balance at December 31, 2009	911	149	78	132	452
Actual Return on plan assets:
Relating to assets still held at year-end	42	(9)	11	36	45
Relating to assets sold during the year	29	—	1	1	10
Purchases, sales and settlements	71	27	(13)	45	(13)

Balance at December 31, 2010	$1,053	$167	$77	$214	$494

	Non-U.S. Plans

	Private Equity/Debt Funds	Hedge Funds	Real Estate Funds

Balance at December 31, 2008	$38	$46	$114
Actual Return on plan assets:
Relating to assets still held at year-end	(5)	15	24
Relating to assets sold during the year	(1)	(10)	(4)
Purchases, sales and settlements	49	—	3

Balance at December 31, 2009	81	51	137
Actual Return on plan assets:
Relating to assets still held at year-end	2	4	2
Relating to assets sold during the year	3	—	5
Purchases, sales and settlements	3	—	25

Balance at December 31, 2010	$89	$55	$169

          Our U.S. pension assets at December 31, 2010 and 2009 include $834 and $481 million respectively, in notional derivative exposure primarily related to outstanding equity futures contracts. The Company enters into futures contracts to gain exposure to certain markets.

          Common stocks, preferred stocks, real estate investment trusts, and short-term investments are valued at the closing price reported in the active market in which the individual securities are traded. Corporate bonds, mortgages, asset-backed securities, and government securities are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Certain securities are held in commingled funds which are valued using net asset values provided by the administrators of the funds. Investments in private equity, debt and hedge funds and direct private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. Investments in real estate are valued based on annual independent appraised values.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts

          Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2010, 2009 and 2008, we were not required to make contributions to our U.S. pension plans, however, we made voluntary contributions of $1,000, $740 and $242 million, respectively, primarily to improve the funded status of our plans. During 2011, we are still not required to make any contributions to our U.S. pension plans, however, in January 2011 we made a voluntary cash contribution of $1 billion to improve the funded status of our plans. In 2010, we contributed marketable securities valued at $242 million to one of our non-U.S. plans. In 2011, we also expect to contribute approximately $55 million to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards and to fund benefits to be paid directly from Company assets.

          Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans

2011	$996	$172
2012	1,015	176
2013	1,019	182
2014	1,036	186
2015	1,081	191
2016-2020	5,172	1,039

Other Postretirement Benefits

          The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) provides subsidies for employers that sponsor postretirement health care plans that provide prescription drug coverage that is at least actuarially equivalent to that offered by Medicare Part D. The March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010 resulted in a one-time, non-cash charge of $13 million related to income taxes in the first quarter of 2010. The charge results from a change in the tax treatment of the Medicare Part D program. The impact of the Act reduced other postretirement benefits expense by approximately $11 and $21 million in 2009 and 2008, respectively. The impact of the Act on other postretirement benefits expense was insignificant in 2010.

	December 31,

	2010	2009

Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the rate it is assumed to remain at	2017	2016

          The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point

	Increase	Decrease

Effect on total of service and interest cost components	$6	$(4)
Effect on postretirement benefit obligation	$119	$(78)

          Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy

2011	$201	$188
2012	187	173
2013	175	161
2014	163	150
2015	153	140
2016-2020	624	564

Employee Savings Plans

          We sponsor employee savings plans under which we match, in the form of our common stock, savings plan contributions for certain eligible employees. Shares issued under the stock match plans were 2.4, 4.8 and 4.9 million at a cost of $105, $158 and $220 million in 2010, 2009, and 2008, respectively.

Note 23. Segment Financial Data

          We globally manage our business operations through four reportable operating segments serving customers worldwide with aerospace products and services, control, sensing and security technologies for buildings, homes and industry, automotive products and chemicals. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. Our four reportable segments are as follows:

•

Aerospace is organized by customer end-market (Air Transport and Regional, Business and General Aviation and Defense and Space) and provides products and services which include auxiliary power units; propulsion engines; environmental control systems; electric power systems, engine controls; repair and overhaul services; flight safety, communications, navigation, radar and surveillance systems; aircraft lighting; management and technical services; logistic services; advanced systems and instruments; and aircraft wheels and brakes.

•

Automation and Control Solutions includes Products (controls for heating, cooling, indoor air quality, ventilation, humidification, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; personal protection equipment; access control; video surveillance; remote patient monitoring systems; and automatic identification and data collection); Building Solutions (installs, maintains and upgrades systems that keep buildings safe, comfortable and productive); and Process Solutions (provides a full range of automation and control solutions for industrial plants, offering advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings as well as equipment that controls, measures and analyzes natural gas production and transportation).

•

Specialty Materials includes fluorocarbons, hydrofluoroolefins, caprolactam, resins, ammonium sulfate for fertilizer, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, catalysts and adsorbents.

•

Transportation Systems includes Honeywell Turbo Technologies (turbochargers, charge-air and thermal systems, brake hard parts and other friction materials); and the Consumer Products Group (car care products including antifreeze, filters, spark plugs, and cleaners, waxes and additives).

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts

	Years Ended December 31,

	2010	2009	2008

Net Sales
Aerospace
Product	$5,868	$5,930	$7,676
Service	4,815	4,833	4,974

Total	10,683	10,763	12,650
Automation and Control Solutions
Product	11,733	10,699	11,953
Service	2,016	1,912	2,065

Total	13,749	12,611	14,018
Specialty Materials
Product	4,449	3,895	4,961
Service	277	249	305

Total	4,726	4,144	5,266
Transportation Systems
Product	4,212	3,389	4,622

Total	4,212	3,389	4,622
Corporate
Service	—	1	—

Total	—	1	—

	$33,370	$30,908	$36,556

Depreciation and amortization
Aerospace	$224	$217	$202
Automation and Control Solutions	368	352	321
Specialty Materials	222	209	208
Transportation Systems	114	119	122
Corporate	59	60	50

	$987	$957	$903

Segment Profit
Aerospace	$1,835	$1,893	$2,300
Automation and Control Solutions	1,770	1,588	1,622
Specialty Materials	749	605	721
Transportation Systems	473	156	406
Corporate	(211)	(145)	(204)

	$4,616	$4,097	$4,845

Capital expenditures
Aerospace	$158	$184	$246
Automation and Control Solutions	131	114	208
Specialty Materials	188	153	194
Transportation Systems	85	70	110
Corporate	89	88	126

	$651	$609	$884

	December 31,

	2010	2009	2008

Total Assets
Aerospace	$8,604	$8,386	$8,476
Automation and Control Solutions	18,183	15,474	14,609
Specialty Materials	4,938	4,657	5,232
Transportation Systems	2,985	2,772	2,787
Corporate	3,124	4,704	4,466

	$37,834	$35,993	$35,570

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts

          A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,

	2010	2009	2008

Segment Profit	$4,616	$4,097	$4,845
Other income/ (expense)(1)	66	29	685
Interest and other financial charges	(386)	(459)	(456)
Stock compensation expense(2)	(164)	(118)	(128)
Pension expense- ongoing(2)(3)	(189)	(296)	91
Pension mark to market adjustment(2)(3)	(471)	(741)	(3,290)
Other postretirement income/(expense)(2)	(29)	15	(135)
Repositioning and other charges (2)	(600)	(478)	(1,012)

Income before taxes(3)	$2,843	$2,049	$600

(1)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

(3)

As revised for the change in our method of recognizing pension expense. See Note 1 of Notes to Financial Statements for a discussion of the change and the impacts of the change for the years ended December 31, 2009 and 2008.

Note 24. Geographic Areas - Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,

	2010	2009	2008	2010	2009	2008

United States	$19,636	$18,742	$22,291	$14,176	$13,493	$14,193
Europe	8,419	7,632	9,484	2,988	2,232	2,050
Other International	5,315	4,534	4,781	1,847	1,790	1,143

	$33,370	$30,908	$36,556	$19,011	$17,515	$17,386

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $3,655, $3,585 and $3,506 million in 2010, 2009 and 2008, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment, goodwill and other intangible assets.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts

Note 25. Supplemental Cash Flow Information

	Years Ended December 31,

	2010	2009	2008

Payments for repositioning and other charges:
Severance and exit cost payments	$(151)	$(200)	$(157)
Environmental payments	(266)	(318)	(320)
Proceeds from sale of insurance receivable	—	—	82
Insurance receipts for asbestos related liabilities	141	16	96
Asbestos related liability payments	(163)	(156)	(147)

	$(439)	$(658)	$(446)

Interest paid, net of amounts capitalized	$410	$469	$415
Income taxes paid, net of refunds	80	361	810
Non-cash investing and financing activities:
Common stock contributed to savings plans	105	153	220
Common stock contributed to U.S. pension plans	400	740	200
Marketable securities contributed to non-U.S. pension plans	242	—	—

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts

Note 26. Unaudited Quarterly Financial Information

	2010 (1)

	Mar. 31(2)	June 30(3)	Sept. 30(4)	Dec. 31(5)	Year

Net Sales	$7,776	$8,161	$8,392	$9,041	$33,370
Gross Profit	1,918	2,012	2,023	1,898	7,851
Net Income attributable to Honeywell	489	566	598	369	2,022
Earnings per share - basic	0.63	0.74	0.77	0.47	2.61
Earnings per share - assuming dilution	0.63	0.73	0.76	0.47	2.59
Dividends paid	0.3025	0.3025	0.3025	0.3025	1.21
Market Price
High	45.27	48.52	44.46	53.72	53.72
Low	36.87	39.03	38.53	43.61	36.87

	2009(1)

	Mar. 31(6)	June 30(7)	Sept. 30(8)	Dec. 31(9)	Year

Net Sales	7,570	$7,566	$7,700	$8,072	$30,908
Gross Profit	1,772	1,842	1,861	1,421	6,896
Net Income attributable to Honeywell	375	431	592	150	1,548
Earnings per share - basic	0.51	0.58	0.78	0.20	2.06
Earnings per share - assuming dilution	0.51	0.57	0.77	0.20	2.05
Dividends paid	0.3025	0.3025	0.3025	0.3025	1.21
Market Price
High	36.04	35.79	40.17	41.31	41.31
Low	23.23	29.29	29.31	35.89	23.23

(1)

As revised for the change in our method of recognizing pension expense. See Note 1 of Notes to Financial Statements for a discussion of the change and the impacts of the change for the year ended December 31, 2009.

(2)

For the quarter ended March 31, 2010 our retrospective change in recognizing pension expense increased Gross Profit by $124 million, Net income attributable to Honeywell by $103 million, Earnings per share, basic by $0.13 and Earnings per share, assuming dilution by $0.13.

(3)

For the quarter ended June 30, 2010 our retrospective change in recognizing pension expense increased Gross Profit by $120 million, Net income attributable to Honeywell by $98 million, Earnings per share, basic by $0.13 and Earnings per share, assuming dilution by $0.13.

(4)

For the quarter ended September 30, 2010 our retrospective change in recognizing pension expense increased Gross Profit by $121 million, Net income attributable to Honeywell by $99 million, Earnings per share, basic by $0.13 and Earnings per share, assuming dilution by $0.13.

(5)	The quarter ended December 31, 2010 includes $471 of pension expense as a result of mark-to-market adjustments. See Note of Notes to Financial Statements for a discussion of our accounting policy.

(6)

For the quarter ended March 31, 2009 our retrospective change in recognizing pension expense reduced Gross Profit by $42 million, Net income attributable to Honeywell by $22 million, Earnings per share, basic by $0.03 and Earnings per share, assuming dilution by $0.03.

(7)

For the quarter ended June 30, 2009 our retrospective change in recognizing pension expense reduced Gross Profit by $42 million, Net income attributable to Honeywell by $19 million, Earnings per share, basic by $0.03 and Earnings per share, assuming dilution by $0.03.

(8)

For the quarter ended September 30, 2009 our retrospective change in recognizing pension expense reduced Gross Profit by $42 million, Net income attributable to Honeywell by $16 million, Earnings per share, basic by $0.02 and Earnings per share, assuming dilution by $0.02.

(9)

For the quarter ended December 31, 2009 our retrospective change in recognizing pension expense reduced Gross Profit by $701 million, Net income attributable to Honeywell by $548 million, Earnings per share, basic by $0.72 and Earnings per share, assuming dilution by $0.71. The quarter ended December 31, 2009 includes $741 of pension expense as a result of mark-to-market adjustments. See Note of Notes to Financial Statements for a discussion of our accounting policy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
HONEYWELL INTERNATIONAL INC.:

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          As discussed in Note 1 to the consolidated financial statements, in 2010 the Company has changed its method of accounting for defined benefit pension costs. All periods have been retroactively restated for this accounting change.

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
February 11, 2011

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

          Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

          Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2010.

          The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.	Other Information

          Not Applicable

Item 10.	Directors and Executive Officers of the Registrant

          Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2010, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

          The members of the Audit Committee of our Board of Directors are: Linnet Deily (Chair), Kevin Burke, Scott Davis, George Paz, and Michael W. Wright. The Board has determined that Ms. Deily is the “audit committee financial expert” as defined by applicable SEC rules and that Ms. Deily, Mr. Davis, and Mr. Paz satisfy the “accounting or related financial management expertise” criteria established by the NYSE. All members of the Audit Committee are “independent” as that term is defined in applicable SEC Rules and NYSE listing standards.

          Honeywell’s Code of Business Conduct is available, free of charge, on our website under the heading “Investor Relations” (see “Corporate Governance”), or by writing to Honeywell, 101 Columbia Road, Morris Township, New Jersey 07962, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within five business days of such amendment or waiver

Item 11.	Executive Committee

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

          Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2010 and 2009 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Page Number in Form 10-K

(a)(1.) Consolidated Financial Statements:
Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008	53
Consolidated Balance Sheet at December 31, 2010 and 2009	54
Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008	55
Consolidated Statement of Shareowners’ Equity for the years ended December 31, 2010, 2009 and 2008	56
Notes to Financial Statements	57
Report of Independent Registered Public Accounting Firm	110

Page Number in Form 10-K

(a)(2.) Consolidated Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts	119

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3.) Exhibits
See the Exhibit Index on pages 115 through 118 of this Annual Report on Form 10-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 11, 2011	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*

David M. Cote	Linnet F. Deily
Chairman of the Board,	Director
Chief Executive Officer
and Director

*	*

Gordon M. Bethune	Clive R. Hollick
Director	Director

*	*

Kevin Burke	George Paz
Director	Director

*	*

Jaime Chico Pardo	Bradley T. Sheares, Ph.D.
Director	Director

*	*

D. Scott Davis	Michael W. Wright
Director	Director

/s/ David J. Anderson	/s/ Kathleen A. Winters

David J. Anderson	Kathleen A. Winters
Senior Vice President and	Vice President and Controller
Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)

*By:	/s/ David J. Anderson

(David J. Anderson
Attorney-in-fact)
February 11, 2011

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed April 27, 2010)
3(ii)	By-laws of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed April 27, 2010)
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

10.1*

2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2006 and Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.2*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005

10.3*

Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003), and amended by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008

10.4*

Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.5*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by the attached amendments (filed herewith)

10.6*

Honeywell International Inc. Severance Plan for Senior Executives, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.7*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc., and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.8*

1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates, as amended (incorporated by reference to Exhibit A to Honeywell’s Proxy Statement, dated March 10, 1994, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2006, Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.9*

Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009

Exhibit No.	Description

10.10*

Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.11*

Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.12*

Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003), and amended by Exhibit 10.14 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.13*

Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.16 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.14*

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002), and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008 and Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.15*	2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Award Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed February 7, 2005)
10.16*

2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Restricted Unit Agreement (incorporated by reference to Exhibit 10.21 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.17*	Stock Plan For Non-Employee Directors of Honeywell International Inc. Option Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2005)
10.18*

Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.19*

Letter Agreement dated July 27, 2001 between Honeywell and Larry E. Kittelberger (incorporated by reference to Exhibit 10.23 to Honeywell’s Form 10-K for the year ended December 31, 2006), and amended by Exhibit 10.23 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.20*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.21*

Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2008 and Exhibit 10.25 to Honeywell’s 10-K for the year ended December 31, 2009

10.22*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.23*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.24*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.25*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2010)

Exhibit No.	Description

10.26*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates— Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.27*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.28*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.7 to Honeywell’s Form10-Q for the quarter ended June 30, 2006)

10.29*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended June 30, 2006)

10.30*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.34 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.31*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)
10.32*

Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007) and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.33*	Consulting Agreement dated March 24, 2010 between Honeywell and Larry Kittelberger (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2010)
10.34*	Letter Agreement dated October 6, 2010 between Honeywell and Roger Fradin (filed herewith)
10.35*	Employee Non-Competition Agreement dated October 26, 2010 for Andreas Kramvis (filed herewith)
10.36*

2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates — Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2010)

10.37*	2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement, Form 2 (filed herewith)
10.38*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (filed herewith)
10.39*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (filed herewith)
10.40

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

10.41

Purchase and Sale Agreement between Catalysts, Adsorbents and Process Systems, Inc., and Honeywell Specialty Materials, LLC, dated September 30, 2005 (incorporated by reference to Exhibit 10.23 to Honeywell’s Form 10-Q for the quarter ended September 30, 2005)

10.42	Stock Purchase Agreement by and between Honeywell International Inc. and M&F Worldwide Corp. (incorporated by reference to Exhibit 2.1 to Honeywell’s Form 8-K filed November 1, 2005)
10.43

Stock Purchase Agreement dated April 3, 2008 by and among Honeywell International Inc., Safety Products Holdings, Inc., the selling shareholders party thereto, and Odyssey Investment Services, L.L.C. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 7, 2008)

Exhibit No.	Description

10.44

Stock and Asset Purchase Agreement dated June 9, 2008, by and between Honeywell International Inc. and BE Aerospace, Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed June 11, 2008)

10.45

Tender Offer Agreement dated May 19, 2010 by and among Sperian Protection S.A., Honeywell International Inc. and Honeywell Holding France SAS (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2010)

10.46

Stock and Asset Purchase Agreement by and among Autoparts Holdings Limited, Honeywell International Inc. and Rank Group Limited dated January 27, 2011 (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed January 31, 2011)

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)
18	Letter on Change in Accounting Principles (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

Honeywell International Inc.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2010
(Dollars in millions)

Allowance for Doubtful Accounts:

Balance December 31, 2007	$181
Provision charged to income	93
Deductions from reserves	(94)
Acquisitions	6

Balance December 31, 2008	186
Provision charged to income	177
Deductions from reserves	(134)
Acquisitions	6

Balance December 31, 2009	235
Provision charged to income	145
Deductions from reserves	(111)
Acquisitions	8

Balance December 31, 2010	$277

Deferred Tax Assets—Valuation Allowance

Balance December 31, 2007	$490
Additions charged to income tax expense	112
Reductions credited to income tax expense	(54)
Reductions charged to deferred tax assets due to expiring NOLs	(8)
Reductions charged to deferred tax assets due to capital loss carryforwards	(7)
Additions charged to equity	(51)
Reductions credited to goodwill	(37)

Balance December 31, 2008	445
Additions charged to income tax expense	142
Reductions credited to income tax expense	(30)
Reductions charged to deferred tax asset due to expired NOL	3
Reductions charged to deferred tax assets due to capital loss carryforwards	(9)
Additions charged to equity	27

Balance December 31, 2009	578
Additions charged to income tax expense	129
Reductions credited to income tax expense	(90)
Reductions charged to deferred tax asset due to expired NOL	(7)
Reductions charged to deferred tax assets due to capital loss carryforwards	(1)
Additions charged to equity	(17)
Additions charged to goodwill	44

Balance December 31, 2010	$636