Form 10-Q
period 2011-03-31
HONEYWELL INTERNATIONAL INC
filed 2011-04-21
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 787,008,455 shares of Common Stock outstanding at March 31, 2011.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2010.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,

	2011	2010

	(Dollars in millions, except per share amounts)

Product sales	$7,050	$6,047
Service sales	1,859	1,729

Net sales	8,909	7,776

Costs, expenses and other
Cost of products sold	5,380	4,687
Cost of services sold	1,230	1,171

	6,610	5,858
Selling, general and administrative expense	1,254	1,111
Other (income) expense	(29)	(2)
Interest and other financial charges	99	107

	7,934	7,074

Income before taxes	975	702
Tax expense	267	206

Net income	708	496
Less: Net Income attributable to the noncontrolling interest	3	7

Net income attributable to Honeywell	$705	$489

Earnings per share of common stock- basic	$0.90	$0.63

Earnings per share of common stock- assuming dilution	$0.88	$0.63

Cash dividends per share of common stock	$0.3325	$0.3025

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2011	December 31, 2010

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,076	$2,650
Accounts, notes and other receivables	7,201	7,068
Inventories	4,290	3,958
Deferred income taxes	882	877
Investments and other current assets	582	458

Total current assets	16,031	15,011

Investments and long-term receivables	476	616
Property, plant and equipment - net	4,832	4,840
Goodwill	11,805	11,597
Other intangible assets - net	2,456	2,574
Insurance recoveries for asbestos related liabilities	825	825
Deferred income taxes	1,232	1,218
Other assets	1,245	1,153

Total assets	$38,902	$37,834

LIABILITIES
Current liabilities:
Accounts payable	$4,308	$4,344
Short-term borrowings	59	67
Commercial paper	300	299
Current maturities of long-term debt	516	523
Accrued liabilities	6,587	6,484

Total current liabilities	11,770	11,717

Long-term debt	6,763	5,755
Deferred income taxes	671	636
Postretirement benefit obligations other than pensions	1,461	1,477
Asbestos related liabilities	1,556	1,557
Other liabilities	4,871	5,905

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,036	3,977
Common stock held in treasury, at cost	(8,155)	(8,299)
Accumulated other comprehensive income (loss)	(687)	(1,067)
Retained earnings	15,538	15,097

Total Honeywell shareowners’ equity	11,690	10,666
Noncontrolling interest	120	121

Total shareowners’ equity	11,810	10,787

Total liabilities and shareowners’ equity	$38,902	$37,834

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2011	2010

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$705	$489
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	242	233
Gain on sale of non-strategic businesses and assets	(44)	—
Repositioning and other charges	133	142
Net payments for repositioning and other charges	(109)	(119)
Pension and other postretirement expense	54	33
Pension and other postretirement benefit payments	(1,037)	(36)
Stock compensation expense	49	50
Deferred income taxes	68	72
Excess tax benefits from share based payment arrangements	(13)	(2)
Other	95	(96)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(152)	90
Inventories	(342)	(122)
Other current assets	(22)	(28)
Accounts payable	(19)	(80)
Accrued liabilities	(51)	117

Net cash (used for)/provided by operating activities	(443)	743

Cash flows from investing activities:
Expenditures for property, plant and equipment	(124)	(70)
Proceeds from disposals of property, plant and equipment	1	1
Increase in investments	(164)	(296)
Decrease in investments	62	—
Cash paid for acquisitions, net of cash acquired	(7)	—
Proceeds from sales of businesses, net of fees paid	217	—
Other	31	(16)

Net cash provided by/(used for) investing activities	16	(381)

Cash flows from financing activities:
Net increase in commercial paper	1	950
Net decrease in short-term borrowings	(9)	(1)
Proceeds from issuance of common stock	101	32
Proceeds from issuance of long-term debt	1,381	—
Payments of long-term debt	(437)	(1,001)
Excess tax benefits from share based payment arrangements	13	2
Cash dividends paid	(264)	(231)

Net cash provided by/(used for) financing activities	786	(249)

Effect of foreign exchange rate changes on cash and cash equivalents	67	(63)

Net increase in cash and cash equivalents	426	50
Cash and cash equivalents at beginning of period	2,650	2,801

Cash and cash equivalents at end of period	$3,076	$2,851

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2011 and 2010 were April 2, 2011 and April 3, 2010, respectively.

          The financial information as of March 31, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended March 31,

	2011	2010

Severance	$27	$33
Asset impairments	10	8
Exit costs	11	4
Adjustments	(4)	(5)

Total net repositioning charge	44	40

Asbestos related litigation charges, net of insurance	38	38
Probable and reasonably estimable environmental liabilities	51	46
Other	—	18

Total net repositioning and other charges	$133	$142

          The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,

	2011	2010

Cost of products and services sold	$118	$139
Selling, general and administrative expenses	15	3

	$133	$142

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,

	2011	2010

Aerospace	$—	$—
Automation and Control Solutions	33	24
Specialty Materials	13	11
Transportation Systems	36	59
Corporate	51	48

	$133	$142

          In the quarter ended March 31, 2011, we recognized repositioning charges totaling $ 48 million including severance costs of $ 27 million related to workforce reductions of 586 manufacturing and administrative positions in our Automation and Control Solutions and Specialty Materials segments. The workforce reductions were related to factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions segment, the exit from and/or rationalization of certain product lines and markets in our Specialty Materials and Automation and Control Solutions segments, and an organizational realignment of a business in our Automation and Control Solutions segment. The repositioning charge included asset impairments of $ 10 million principally related to manufacturing plant and equipment associated with the exit of a product line and a factory transition as discussed above. The repositioning charge also included exit costs of $ 11 million principally for

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

costs to terminate contracts, including an operating lease, related to the exit of a market and a factory transition as discussed above.

          In the quarter ended March 31, 2010 we recognized repositioning charges totaling $ 45 million including severance costs of $ 33 million related to workforce reductions of 617 manufacturing and administrative positions primarily in our Automation and Control Solutions and Transportation Systems segments. The workforce reductions were primarily related to the planned shutdown of certain manufacturing facilities in our Automation and Control Solutions and Transportation Systems segments. The repositioning charge also included asset impairments of $ 8 million principally related to manufacturing plant and equipment in facilities scheduled to close.

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2010	$276	$—	$34	$310
Charges	27	10	11	48
Usage - cash	(39)	—	(3)	(42)
Usage - noncash	—	(10)	—	(10)
Foreign currency translation	2	—	1	3
Adjustments	(4)	—	—	(4)

March 31, 2011	$262	$—	$43	$305

          Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs includes asset set-up and moving, product recertification and requalification, and employee retention, training and travel. The following tables summarize by segment, expected, incurred and remaining exit and disposal costs related to 2011 and 2010 repositioning actions which we were not able to recognize at the time the actions were initiated.

2011 Repositioning Actions	Automation and Control Solutions

Expected exit and disposal costs	$2
Costs incurred during
Current year-to-date	—

Remaining exit and disposal costs	$2

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$10	$10	$3	$23
Costs incurred during
Year ended December 31, 2010	—	—	—	—
Current year-to-date	—	(1)	—	(1)

Remaining exit and disposal costs	$10	$9	$3	$22

          In the quarter ended March 31, 2011, we recognized a charge of $ 51 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $ 38 million primarily

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2011, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 14, Commitments and Contingencies.

          In the quarter ended March 31, 2010, we recognized a charge of $ 46 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $ 38 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2010, net of probable insurance recoveries. We also recognized other charges of $18 million in connection with the evaluation of potential resolution of certain legal matters.

Note 4. Other (income) expense

	Three Months Ended March 31,

	2011	2010

Equity (income)/loss of affiliated companies	$(9)	$(4)
Gain on sale of non-strategic businesses and assets	(44)	—
Interest income	(13)	(9)
Foreign exchange	8	11
Other, net	29	—

	$(29)	$(2)

          Gain on non-strategic businesses and assets in the three months ended March 31, 2011 includes a $39 million pre-tax gain, $24 million net of tax, related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment.

          Other, net in the three months ended March 31, 2011 includes a loss of $29 million resulting from early redemption of debt. See Note 9 Long-term Debt and Credit Agreements for further details.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 5. Earnings Per Share

          The details of the earnings per share calculations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31

	2011	2010

Basic
Net income attributable to Honeywell	$705	$489
Weighted average shares outstanding	785.5	765.7

Earnings per share of common stock	$0.90	$0.63

	Three Months Ended March 31

	2011	2010

Assuming Dilution
Net income attributable to Honeywell	$705	$489

Average Shares
Weighted average shares outstanding	785.5	765.7
Dilutive securities issuable - stock plans	12.2	6.0

Total weighted average shares outstanding	797.7	771.7

Earnings per share of common stock	$0.88	$0.63

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2011 and 2010, the number of stock options excluded from the computations were 7.1 and 18.4 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 6. Accounts, Notes and Other Receivables

	March 31, 2011	December 31, 2010

Trade	$6,853	$6,698
Other	611	647

	7,464	7,345
Less - Allowance for doubtful accounts	(263)	(277)

	$7,201	$7,068

          Trade Receivables includes $1,403, and $1,307 million of unbilled balances under long-term contracts as of March 31, 2011 and December 31, 2010, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 7. Inventories

	March 31, 2011	December 31, 2010

Raw materials	$1,303	$1,158
Work in process	858	810
Finished products	2,298	2,144

	4,459	4,112
Reduction to LIFO cost basis	(169)	(154)

	$4,290	$3,958

Note 8. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the three months ended March 31, 2011 by segment is as follows:

	December 31, 2010	Acquisitions	Divestitures	Currency Translation Adjustment	March 31, 2011

Aerospace	$1,883	$—	$—	$7	$1,890
Automation and Control Solutions	7,907	45	(12)	157	8,097
Specialty Materials	1,291	—	—	7	1,298
Transportation Systems	516	—	—	4	520

	$11,597	$45	$(12)	$175	$11,805

          Other intangible assets are comprised of:

	March 31, 2011			December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,096	$(689)	$407	$1,101	$(676)	$425
Customer relationships	1,659	(424)	1,235	1,688	(399)	1,289
Trademarks	243	(98)	145	186	(84)	102
Other	212	(134)	78	512	(404)	108

	3,210	(1,345)	1,865	3,487	(1,563)	1,924

Indefinite life intangibles:
Trademarks	591	—	591	650	—	650

	$3,801	$(1,345)	$2,456	$4,137	$(1,563)	$2,574

          Amortization expense related to intangible assets for the three months ended March 31, 2011 and 2010 was $65 and $60 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2011 and determined that there was no impairment as of that date.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 9. Long-term Debt and Credit Agreements

	March 31, 2011	December 31, 2010

6.125% notes due 2011	$500	$500
5.625% notes due 2012	—	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	—
5.375% notes due 2041	600	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	39	46
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-15.5% maturing at various dates through 2023	123	115

	7,279	6,278

Less current portion	(516)	(523)

	$6,763	$5,755

          The schedule of principal payments on long term debt is as follows:

March 31, 2011

2011	$516
2012	11
2013	610
2014	607
2015	1
Thereafter	5,534

7,279
Less-current portion	(516)

$6,763

           In February 2011, the Company issued $800 million 4.25% Senior Notes due 2021 and $600 million 5.375% Senior Notes due 2041 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,400 million, offset by $19 million in discount and closing costs related to the offering.

           In the first quarter of 2011, the Company repurchased the entire outstanding principal amount of its $400 million 5.625% Notes due 2012 via a cash tender offer and a subsequent optional redemption. The cost relating to the early redemption of the Notes, including the “make-whole premium”, was $29 million.

           In March 2011, the Company entered into a $2,800 million Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

the Credit Agreement to an aggregate amount not to exceed $3,500 million. The Credit Agreement is maintained for general corporate purposes, including support for the issuance of commercial paper, and replaces the previous $2,800 million five year credit agreement dated May 14, 2007 (“Prior Agreement”). There have been no borrowings under the Credit Agreement or the Prior Agreement. The Credit Agreement does not restrict the Company’s ability to pay dividends, nor does it contain financial covenants.

          As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of March 31, 2011 and December 31, 2010 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables polls. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

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

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At March 31, 2011 and December 31, 2010, we had contracts with notional amounts of $5,833 million and $5,733, million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, Singapore dollar, Swedish krona and Korean won.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At March 31, 2011 and December 31, 2010, we had contracts with notional amounts of $34 million and $23 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2011 and December 31, 2010, interest rate swap agreements designated as fair value hedges effectively changed $1,400 and $600 million, respectively, of fixed rate debt at an average rate of 4.09 and 3.88 percent, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

          The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our available for sale investments are level 1 and our remaining financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Assets:
Foreign currency exchange contracts	$53	$16
Available for sale investments	412	322
Interest rate swap agreements	31	22
Forward commodity contracts	4	2

Liabilities:
Foreign currency exchange contracts	$50	$14
Forward commodity contracts	—	2

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

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2011		December 31, 2010

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$139	$132	$203	$199
Liabilities
Long-term debt and related current maturities	$7,279	$7,773	$6,278	$6,835

          As of March 31, 2011, the Company had nonfinancial assets, specifically property, plant and equipment, with a net book value of $10 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $10 million in the three months ended March 31, 2011, primarily in connection with our repositioning actions (see Note 3 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. As of March 31, 2010, the Company had nonfinancial assets, specifically property, plant and equipment, software and intangible assets, with a net book value of $14 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $13 million in the three months ended March 31, 2010.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	March 31, 2011	December 31, 2010

Foreign currency exchange contracts	Accounts, notes, and other receivables	$51	$10
Interest rate swap agreements	Other assets	31	22
Commodity contracts	Accounts, notes, and other receivables	4	2

Not Designated as a Hedge	Balance Sheet Classification

Foreign currency exchange contracts	Accounts, notes, and other receivables	$2	$6

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	March 31, 2011	December 31, 2010

Foreign currency exchange contracts	Accrued liabilities	$46	$9
Commodity contracts	Accrued liabilities	—	2

Not Designated as a Hedge	Balance Sheet Classification

Foreign currency exchange contracts	Accrued liabilities	$4	$5

Gains (losses) recognized in OCI (effective portion) consist of the following:

	Three Months Ended March, 31
Designated Cash Flow Hedge	2011	2010

Foreign currency exchange contracts	$8	$20
Commodity contracts	3	(2)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated		Three Months Ended March 31,
Cash Flow Hedge	Income Statement Location	2011	2010

Foreign currency exchange contracts	Product sales	$6	$(3)
	Cost of products sold	(5)	2
	Sales & general administrative	2	1

Commodity contracts	Cost of products sold	$(1)	$(1)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insigificant in the three months ended March 31, 2011 and 2010 and are located in cost of products sold. Foreign currency exchange contracts designated in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $9 million in the three months ended March 31, 2011. These gains were fully off-set by losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $4 million in the three months ended March 31, 2010. These gains were fully off-set by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three months ended March 31, 2011 and 2010, we recognized $23 million and $22 million of expense, respectively in Other (Income) Expense.

Note 11. Comprehensive Income/(Loss)

     Comprehensive income/(loss) consists of the following:

	Three Months Ended March 31,

	2011	2010

Net income	$708	$496

Foreign exchange translation adjustments	391	(284)
Pension and postretirement benefit adjustments	3	11
Change in fair value of effective cash flow hedges	6	7
Change in unrealized gains/(losses) on available for sale investments	(20)	49

	1,088	279

Less: Comprehensive Income attributable to noncontrolling interest(a)	3	7

Comprehensive Income/(Loss) attributable to Honeywell	$1,085	$272

(a) Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

Changes in Noncontrolling Interest consist of the following:

December 31, 2010	$121
Comprehensive Income/(Loss) attributable to noncontrolling interest	3
Acquisitions	(1)
Dividends paid	(2)
Other owner changes	(1)

March 31, 2011	$120

          In the three months ended March 31, 2011 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended March 31,

	2011	2010

Net Sales
Aerospace
Product	$1,466	$1,317
Service	1,230	1,189

Total	2,696	2,506
Automation and Control Solutions
Product	3,136	2,647
Service	520	477

Total	3,656	3,124
Specialty Materials
Product	1,246	1,076
Service	109	63

Total	1,355	1,139
Transportation Systems
Product	1,202	1,007
Service	—	—

Total	1,202	1,007
Corporate
Product	—	—
Service	—	—

Total	—	—

	$8,909	$7,776

Segment Profit
Aerospace	$467	$413
Automation and Control Solutions	459	386
Specialty Materials	284	170
Transportation Systems	144	96
Corporate	(64)	(29)

Total Segment Profit	1,290	1,036

Other income (expense)(a)	20	(2)
Interest and other financial charges	(99)	(107)
Stock compensation expense(b)	(49)	(50)
Pension expense (on-going)(b)	(36)	(51)
Other postretirement income/(expense)(b)	(18)	18
Repositioning and other charges (b)	(133)	(142)

Income before taxes	$975	$702

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 13. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,

	2011	2010

Pension Benefits
Service cost	$78	$73
Interest cost	250	247
Expected return on plan assets	(324)	(284)
Amortization of prior service cost	8	5
Settlements and curtailments	15	4

	$27	$45

	Three Months Ended March 31,

	2011	2010

Other Postretirement Benefits
Service cost	$1	$1
Interest cost	18	24
Amortization of prior service (credit)	(13)	(10)
Recognition of actuarial losses	12	4
Settlements and curtailments	—	(37)

	$18	$(18)

          In January 2011, Honeywell made a voluntary cash contribution of $1 billion to our U.S. pension plans to improve the funded status of the plans.

          If required, a mark to market adjustment will be recorded in the fourth quarter of 2011 in accordance with our pension accounting method as described in Note 1 to our financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2010	$753
Accruals for environmental matters deemed probable and reasonably estimable	51
Environmental liability payments	(28)

March 31, 2011	$776

          Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2011	December 31, 2010

Accrued liabilities	$327	$328
Other liabilities	449	425

	$776	$753

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

          Dundalk Marine Terminal, Baltimore, MD—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear 77 percent of the costs of developing and implementing permanent remedies for the DMT facility. In January 2011, the MPA and Honeywell submitted to the Maryland Department of the Environment (“MDE”) a Corrective Measures Alternatives Analysis (“CMAA”) of certain potential remedies for DMT to assist MDE in selection of a final remedy, which has not yet occurred. Provision has been made in our financial statements for the CMAA consistent with the accounting policy described above. We have negotiated a Consent Decree with the MPA and MDE with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1,126 million and $1,125 million as of March 31, 2011 and December 31, 2010, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of March 31, 2011 and December 31, 2010, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $714 and $718 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2011, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. In July 2010, the Company entered into a settlement agreement resolving all asbestos coverage issues with certain plaintiffs. Approximately $180 million of unsettled coverage under these policies is included in our NARCO-related insurance receivable at March 31, 2011. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through March 31, 2011, we have resolved approximately 156,000 Bendix related asbestos claims. We had 131 trials resulting in favorable verdicts and 19 trials resulting in adverse verdicts. Four of these adverse verdicts were reversed on appeal, five verdicts were vacated on post-trial motions, three claims were settled and the remaining have been or will be appealed. The claims portfolio was reduced in 2009 due to settlements, dismissals and the elimination of significantly aged (i.e., pending for more than six years), inactive

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

(including claims for which the required medical and exposure showings have not been made) and duplicate claims.

          The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31, 2011	Year Ended
		December 31,
		2010	2009

Claims Activity
Claims Unresolved at the beginning of period	22,480	19,940	51,951
Claims Filed during the period (a)	798	4,302	2,697
Claims Resolved during the perioid(b)	(674)	(1,762)	(34,708)

Claims Unresolved at the end of period	22,604	22,480	19,940

(a) The number of claims filed in 2010 includes approximately 1,541 non-malignant claims (with an accrued liability of approximately $575 thousand in the aggregate), a majority of which had previously been dismissed in Mississippi and re-filed in Arkansas.

(b) The number of claims resolved in 2010 includes approximately 1,300 claims previously classified as inactive (95% non-malignant and accrued liability of approximately $2.0 million) which were activated during 2010.

	March 31, 2011	December 31,
		2010	2009

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	4,885	4,856	4,727
Other Claims	17,719	17,624	15,213

Total Claims	22,604	22,480	19,940

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2010	2009	2008	2007	2006

		(in whole dollars)
Malignant claims	$54,000	$50,000	$65,000	$33,000	$33,000
Nonmalignant claims	$1,300	$200	$1,500	$500	$250

          It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $592 and $594 million at March 31, 2011 and December 31, 2010, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year, we update our analysis of the estimated cost of future Bendix related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous five years. Changes in the tort system, which began in 2006, refocused asbestos litigation on mesothelioma cases, making the five year period 2006 through 2010 representative for forecasting purposes. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

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

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $161 and $157 million are reflected as receivables in our consolidated balance sheet at March 31, 2011 and December 31, 2010, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

          On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 40 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 35 percent.

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

          Refractory and Friction Products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

	Bendix	NARCO	Total

Asbestos Related Liabilities
December 31, 2010	$594	$1,125	$1,719
Accrual for update to estimated liability	41	1	42
Asbestos related liability payments	(43)	—	(43)

March 31, 2011	$592	$1,126	$1,718

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Bendix	NARCO	Total

Insurance Recoveries for Asbestos Related Liabilities
December 31, 2010	$157	$718	$875
Probable insurance recoveries related to estimated liability	4	—	4
Insurance receipts for asbestos related liabilities	—	(4)	(4)

March 31, 2011	$161	$714	$875

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31, 2011	December 31, 2010

Other current assets	$50	$50
Insurance recoveries for asbestos related liabilities	825	825

	$875	$875

Accrued liabilities	$162	$162
Asbestos related liabilities	1,556	1,557

	$1,718	$1,719

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

          Allen, et al. v. Honeywell Retirement Earnings Plan—Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. Any amounts payable, including the settlement amount, have or will be paid from the Company’s pension plan. In October 2009, the Court granted summary judgment in favor of the Honeywell Retirement Earnings Plan with respect to the claim regarding the calculation of benefits. A mediation session has been scheduled for May 2011 to discuss resolution of the remaining claims. If the parties are unable to resolve this matter, we continue to expect to prevail on the remaining claims in light of applicable law and our substantial affirmative defenses, which have not yet been considered fully by the Court.

          Quick Lube—On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. We intend to vigorously defend the claims raised in these actions. In April 2011, the multi-district

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

litigation was stayed pending an investigation by the U.S. Attorney for the Eastern District of Pennsylvania relating to plaintiff’s principal witness for possible violations of federal law. The Antitrust Division of the Department of Justice notified Honeywell on January 21, 2010 that it has officially closed its investigation into possible collusion in the replacement auto filters industry.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2011 and the related consolidated statement of operations for the three-month period ended March 31, 2011 and 2010 and the consolidated statement of cash flows for the three-month period ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, of shareowners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
April 21, 2011

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three months ended March 31, 2011. The financial information as of March 31, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

A.	Results of Operations – three months ended March 31, 2011 compared with the three months ended March 31, 2010

Net Sales

	Three Months Ended March 31,

	2011	2010

Net sales	$8,909	$7,776
% change compared with prior period	15%

The change in net sales compared to the prior year period is attributable to the following:

Three Months

Volume	8%
Price	3%
Foreign Exchange	1%
Acquisitions/Divestitures	3%

15%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended March, 31

	2011	2010

Cost of products and services sold	$6,610	$5,858
% change compared with prior period	13%

Gross Margin percentage	25.8%	24.7%

          Cost of products and services sold increased by $752 million or 13 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010. This increase is primarily due to an estimated increase in direct material costs, indirect costs, and labor costs of approximately $490 million, $110 million, and $140 million respectively, driven principally by a 15 percent increase in sales as a result of the factors discussed in the Review of Business Segments section of this MD&A.

           Gross margin percentage increased by 1.1 percentage points in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 primarily due to higher segment gross margin driven by our Specialty Materials segment and Aerospace segment (approximately 1 percentage point impact collectively).

Selling, General and Administrative Expenses

	Three Months Ended March 31,

	2011	2010

Selling, general and administrative expense	$1,254	$1,111
Percent of sales	14.1%	14.3%

          Selling, general and administrative expenses as a percentage of sales decreased by 0.2 percentage points in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 driven by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A, partially offset by an estimated $140 million increase in labor costs resulting from acquisitions, investment for growth and merit increase.

Other (Income) Expense

	Three Months Ended March 31,

	2011	2010

Equity (income)/loss of affiliated companies	$(9)	$(4)
Gain on sale of non-strategic Businesses and assets	(44)	—
Interest income	(13)	(9)
Foreign exchange	8	11
Other, net	29	—

	$(29)	$(2)

          Other income of ($29) million in the first quarter of 2011 compared with other income of ($2) million is due primarily to a $39 million pre-tax gain related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment (see Note 4 of Notes to Financial Statements), partially offset by $29 million of loss resulting from early redemption of debt (see Note 9 of Notes to Financial Statements).

Interest and Other Financial Charges

	Three Months Ended March 31,

	2011	2010

Interest and other financial charges	$99	$107
% change compared with prior period	(7)%

          Interest and other financial charges decreased by $8 million in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 primarily due to lower borrowing costs.

Tax Expense

	Three Months Ended March 31,

	2011	2010

Tax expense	$267	$206
Effective tax rate	27.4%	29.3%

          The effective tax rate decreased by 1.9 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 primarily due to the absence of an impact from enacted change in the tax treatment of the Medicare Part D program, partially offset by impact of the gain recognized on divestitures.

          The effective tax rate was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from the domestic manufacturing deduction and research & development tax credits.

Net Income Attributable to Honeywell

	Three Months Ended March 31,

	2011	2010

Net income attributable to Honeywell	$705	$489
Earnings per share of common stock – assuming dilution	$0.88	$0.63

          Earnings per share of common stock – assuming dilution increased by $0.25 per share in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 primarily due to increased segment profit in each of our Business Segments, partially offset by higher tax expense.

Review of Business Segments

	Three Months Ended March 31,

	2011	2010

Net Sales
Aerospace
Product	$1,466	$1,317
Service	1,230	1,189

Total	2,696	2,506
Automation and Control Solutions
Product	3,136	2,647
Service	520	477

Total	3,656	3,124
Specialty Materials
Product	1,246	1,076
Service	109	63

Total	1,355	1,139
Transportation Systems
Product	1,202	1,007
Service	—	—

Total	1,202	1,007
Corporate
Product	—	—
Service	—	—

Total	—	—

	$8,909	$7,776

Segment Profit
Aerospace	$467	$413
Automation and Control Solutions	459	386
Specialty Materials	284	170
Transportation Systems	144	96
Corporate	(64)	(29)

Total Segment Profit	1,290	1,036

Other income (expense)(a)	20	(2)
Interest and other financial charges	(99)	(107)
Stock compensation expense(b)	(49)	(50)
Pension expense (on-going)(b)	(36)	(51)
Other postretirement income/(expense)(b)	(18)	18
Repositioning and other charges (b)	(133)	(142)

Income before taxes	$975	$702

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended March 31,		% change

	2011	2010

Aerospace Sales
Commercial:
Air transport and regional	$1,027	$907	13%
Original equipment	369	323	14%
Aftermarket	658	584	13%
Business and general aviation	447	344	30%
Original equipment	181	118	53%
Aftermarket	266	226	18%
Defense and Space Sales	1,222	1,255	(3)%

Total Aerospace Sales	2,696	2,506

Automation and Control Solutions Sales
Products	2,365	1,947	21%
Solutions	1,291	1,177	10%

Total Automation and Control Solutions Sales	3,656	3,124

Specialty Materials Sales
UOP	414	366	13%
Advanced Materials	941	773	22%

Total Specialty Materials Sales	1,355	1,139

Transportation Systems Sales
Turbo Technologies	965	767	26%
Consumer Products Group	237	240	(1)%

Total Transportation Systems Sales	1,202	1,007

Net Sales	$8,909	$7,776

Aerospace

	Three Months Ended March 31,

	2011	2010	% Change

Net sales	$2,696	$2,506	8%
Cost of products and services sold	2,033	1,910
Selling, general and administrative expenses	144	133
Other	52	50

Segment profit	$467	$413	13%

	2011 vs. 2010

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	8%	12%
Other	0%	1%

Total % Change	8%	13%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended March 31,

	% of Aerospace Sales
Customer End-Markets	2011	2010	% Change

Commercial:
Air transport and regional
Original equipment	14%	13%	14%
Aftermarket	24%	23%	13%
Business and general aviation
Original equipment	7%	5%	53%
Aftermarket	10%	9%	18%
Defense and Space	45%	50%	(3)%

Total	100%	100%	8%

          Aerospace sales increased by 8 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 due primarily to an 8 percent increase in organic growth driven primarily by increased commercial original equipment (OE) and aftermarket volumes partially offset by a slight decrease in Defense and Space revenues.

          Details regarding the increase in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased by 14 percent in the quarter ended March 31, 2011 driven primarily by higher sales to our OE customers, consistent with higher production rates, platform mix and a higher win rate on selectables (components selected by purchasers of new aircraft).

•

Air transport and regional aftermarket sales increased by 13 percent in the quarter ended March 31, 2011 primarily as a result of increased sales of spare parts and higher maintenance activity driven by increased flying hours of approximately 6 percent in the first quarter.

•

Business and general aviation OE sales increased by 53 percent in the quarter ended March 31, 2011 due to a rebound from near trough levels in the first quarter of 2010 and driven by strong demand in the business jet end-market.

•

Business and general aviation aftermarket sales increased by 18 percent in the quarter ended March 31, 2011 primarily due to increased sales of spare parts and revenue associated with maintenance service agreements, consistent with the expected increase in business jet utilization.

•

Defense and space sales decreased by 3 percent in the quarter ended March 31, 2011 due to lower T-55 helicopter engine sales internationally, various program ramp downs, partially offset by increased engineering sales.

          Aerospace segment profit increased by 13 percent in the quarter ended March 31, 2011 compared with quarter ended March 31, 2010 due primarily to an 12 percent increase in operational segment profit. The increase in operational segment profit is comprised of an approximate 6 percent positive impact from higher sales volumes and an approximate 6 percent positive impact from increase in price and productivity net of inflation. Cost of goods sold totaled $2 billion for the quarter ended March 31, 2011, an increase of approximately $123 million which is primarily due to higher sales volumes.

Automation and Control Solutions

	Three Months Ended March 31,

	2011	2010	% Change

Net sales	$3,656	$3,124	17%
Cost of products and services sold	2,458	2,092
Selling, general and administrative expenses	688	603
Other	51	43

Segment profit	$459	$386	19%

	2011 vs. 2010

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	7%	7%
Foreign exchange	1%	3%
Acquisitions and divestitures, net	9%	9%

Total % Change	17%	19%

          Automation and Control Solutions (“ACS”) sales increased by 17 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010, primarily due to a 9 percent growth from acquisitions and 7 percent increase in organic revenue driven by increased sales volume.

•

Sales in our Products businesses increased by 21 percent in the quarter ended March 31, 2011 principally due to (i) positive impact of acquisitions (most significantly Sperian), net of divestitures, (ii) higher sales volume in each of our businesses due to general industrial recovery and new product introductions and (iii) the favorable impact of foreign exchange.

•

Sales in our Solutions businesses increased by 10 percent in the quarter ended March 31, 2011 primarily driven by volume growth in our Process Solutions business reflecting conversion to sales from backlog, the impact of acquisitions and the favorable impact of foreign exchange. Orders and backlog increased in the first quarter compared to the corresponding period in 2010 driven by continued favorable macro trends in energy efficiency, oil and gas infrastructure projects, and growth in emerging regions.

          ACS segment profit increased by 19 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 due to a 9 percent increase from acquisitions, 7 percent increase in operational segment profit and 3 percent positive impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 9 percent positive impact from higher sales volumes, partially offset by an approximately 2 percent negative impact from inflation and investment for growth, net of price and productivity. Cost of goods sold totaled $2.5 billion in 2011, an increase of approximately $366 million which is primarily due to higher sales volumes and inflation, partially offset by positive impact from productivity.

Specialty Materials

	Three Months Ended March 31,

	2011	2010	Change

Net sales	$1,355	$1,139	19%
Cost of products and services sold	962	866
Selling, general and administrative expenses	97	84
Other	12	19

Segment profit	$284	$170	67%

	2011 vs. 2010

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	19%	67%

Total % Change	19%	67%

          Specialty Materials sales increased by 19 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 driven by organic revenue growth.

•

Advanced Materials sales increased by 22 percent in the quarter ended March 31, 2011 compared to March 31, 2010 primarily driven by (i) a 25 percent increase in Resins and Chemicals sales primarily due to higher prices fueled by strong demand in Asia and formula pricing arrangements, (ii) a 25 percent increase in our Fluorine Products sales due to higher pricing reflecting robust global demand and tight supply conditions, and (iii) a 15 percent increase in Specialty Products sales driven by strong end markets, particularly in Polyethylene wax and Armor products, and commercial excellence initiatives.

•

UOP sales increased 13 percent in the quarter ended March 31, 2011 compared to March 31, 2010 primarily driven by increased licensing and service revenues and higher unit sales of refining catalysts, reflecting continued strengthening in the refining and petrochemical industries.

          Specialty Materials segment profit increased by 67 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 due to an increase in operational segment profit. The increase in operational segment profit is primarily due to the favorable price to raw materials spread, partially offset by negative impact from inflation. Cost of goods sold totaled $962 million in the quarter ended March 31, 2011, an increase of approximately $96 million which is primarily due to material and labor inflation as well as continued investment in growth initiatives.

Transportation Systems

	Three Months Ended March 31,

	2011	2010	Change

Net sales	$1,202	$1,007	19%
Cost of products and services sold	986	837
Selling, general and administrative expenses	60	61
Other	12	13

Segment profit	$144	$96	50%

	2011 vs. 2010

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	19%	49%
Foreign exchange	0%	1%

Total % Change	19%	50%

          Transportation Systems sales increased by 19 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 due to organic revenue growth driven by increased sales volumes.

•

Turbo Technologies, including Friction Materials, sales increased 26 percent in the first quarter primarily driven by (i) increased turbocharger sales to both light vehicle and commercial vehicle engine manufacturers due primarily to new platform launches and strong diesel penetration rates in Western Europe and (ii) higher sales volumes of friction materials due to strong end market demand.

•	Consumer Products Group sales decreased 1 percent in the first quarter primarily due to lower volumes reflecting the impact of inclement weather conditions in the early part of the quarter.

          Transportation Systems segment profit increased by 50 percent in the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010 due to a 49 percent increase in operational segment profit and a 1 percent impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 25 percent positive impact from higher sales volumes and 24 percent positive impact from price and productivity, net of material inflation. Cost of goods sold totaled $986 million in the first quarter of 2011, an increase of approximately $149 million which is also primarily a result of increased Turbo Technologies sales volume.

Repositioning and Other Charges

          See Note 3 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three months ended March 31, 2011. Our repositioning actions are expected to generate incremental pretax savings of approximately $200 million in 2011 compared with 2010 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $42 million in the first three months of 2011 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $150 million in 2011 and will be funded through operating cash flows.

     B. Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, are summarized as follows:

	2011	2010

Cash provided by (used for):
Operating activities	$(443)	$743
Investing activities	16	(381)
Financing activities	786	(249)
Effect of exchange rate changes on cash	67	(63)

Net (decrease)/increase in cash and cash equivalents	$426	$50

          Cash used for operating activities increased by $1,186 million during the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to i) a voluntary cash contribution of $1 billion to our U.S. pension plans in January 2011 and ii) a $401 million unfavorable impact from an increase in working capital (driven by higher receivables and increased purchases of raw materials and component inventory to support higher demand, partially offset by a corresponding increase to accounts payable), partially offset by a $216 million increase in net income.

          Cash provided by investing activities increased by $397 million during the three months ended March 31, 2011 compared with the three months ended March 31, 2010 primarily due to an increase in proceeds from sales of businesses of $217 million (most significantly the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment), and a net $194 million decrease in investments of short-term marketable securities.

          Cash provided by financing activities increased by $1,035 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in the net proceeds from debt of $988 million (see below).

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

          In February 2011, the Company issued $800 million 4.25% Senior Notes due 2021 and $600 million 5.375% Senior Notes due 2041(collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,400 million, offset by $19 million in discount and closing costs related to the offering.

          In the first quarter of 2011, the Company repurchased the entire outstanding principal amount of its $400 million 5.625% Notes due 2012 via a cash tender offer and a subsequent optional redemption. The costs relating to the early redemption of the Notes, including the “make-whole premium”, was $29 million.

          In March 2011, the Company entered into a $2,800 million Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $3,500 million. The Credit Agreement is maintained for general corporate purposes, including support for the issuance of commercial paper, and replaces the previous $2,800 million five year credit agreement dated May 14, 2007 (“Prior Agreement”). There have been no borrowings under the Credit Agreement or the Prior Agreement. The Credit Agreement does not restrict the Company’s ability to pay dividends, nor does it contain financial covenants.

          In January 2011, Honeywell made a voluntary cash contribution of $1 billion to our U.S. pension plans to improve the funded status of the plans. In addition, the Company is evaluating additional voluntary contributions in 2011 and currently expects to contribute a portion of the proceeds from the sale of its Consumer Products Group business to our U.S. pension plans. The timing and amount of contributions may be impacted by a number of factors, including the rate of return on plan assets and discount rates.

          In February 2011, the Board of Directors authorized the repurchase of up to a total of $3 billion of Honeywell common stock. Honeywell presently expects to repurchase outstanding shares from time to time during 2011 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our saving plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

C. Other Matters

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 14 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of March 31, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 11, 2011.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

          See our 2010 Annual Report on Form 10-K (Item 7A). As of March 31, 2011, there has been no material change in this information.

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

          On March 11, 2011, Honeywell resolved a U.S. government investigation into whether the storage of certain sludges generated during uranium hexafluoride production at our Metropolis, Illinois facility was in compliance with the requirements of the Resource Conservation and Recovery Act (RCRA). Per the terms of a plea agreement with the U.S. Department of Justice with respect to a single RCRA count, the Company has paid an $11.8 million fine and will perform supplemental environmental projects to resolve the matter. The Company separately settled parallel civil environmental claims and paid a fine of $690,000 to the State of Illinois.

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

          In March 2011, Honeywell voluntarily disclosed to the Virginia Department of Environmental Quality (VADEQ) possible air permit violations at the Company’s Hopewell manufacturing facility relating to the installation of two pieces of replacement equipment in the facility’s sulfuric acid plant and to nitrogen oxide emissions in 2006 and 2007. The Company has agreed to the terms of a consent order proposed by the VADEQ that (i) resolves these possible violations without admission of liability by the Company; (ii) requires the Company to pay a civil penalty of approximately $364,000; and (iii) requires the Company to take corrective measures.

Item 6.	EXHIBITS

          (a) Exhibits. See the Exhibit Index on page 42 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 21, 2011	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to the 2006 Stock Incentive Plan for Honeywell International Inc. and Its Affiliates (filed herewith)

10.2

Five Year Credit Agreement dated as of March 31, 2011 by and among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and The Royal Bank of Scotland PLC, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 4, 2011)

10.3

Stock and Asset Purchase Agreement, dated January 27, 2011, by and among Honeywell International Inc., Rank Group Limited and Autoparts Holding Company (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed January 31, 2011)

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