Form 10-Q
period 2011-06-30
HONEYWELL INTERNATIONAL INC
filed 2011-07-22
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 782,425,252 shares of Common Stock outstanding at June 30, 2011.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

	(Dollars in millions, except per share amounts)

Product sales	$7,146	$6,184	$13,959	$11,991
Service sales	1,940	1,742	3,799	3,471

Net sales	9,086	7,926	17,758	15,462

Costs, expenses and other
Cost of products sold	5,425	4,783	10,619	9,279
Cost of services sold	1,239	1,184	2,469	2,355

	6,664	5,967	13,088	11,634
Selling, general and administrative expenses	1,248	1,110	2,480	2,200
Other (income) expense	(22)	(9)	(51)	(11)
Interest and other financial charges	96	91	195	198

	7,986	7,159	15,712	14,021

Income from continuing operations before taxes	1,100	767	2,046	1,441
Tax expense	304	209	560	405

Income from continuing operations after taxes	796	558	1,486	1,036

Net income from discontinued operations after taxes	14	16	32	34

Net income	810	574	1,518	1,070
Less: Net income attributable to the noncontrolling interest	—	8	3	15

Net income attributable to Honeywell	$810	$566	$1,515	$1,055

Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	796	550	1,483	1,021
Income from discontinued operations	14	16	32	34

Net income attributable to Honeywell	$810	$566	$1,515	$1,055

Earnings per share of common stock - basic:
Income from continuing operations	1.01	0.72	1.89	1.33
Income from discontinuing operations	0.02	0.02	0.04	0.04

Net income attributable to Honeywell	$1.03	$0.74	$1.93	$1.37

Earnings per share of common stock - assuming dilution:
Income from continuing operations	1.00	0.71	1.86	1.32
Income from discontinuing operations	0.02	0.02	0.04	0.04

Net income attributable to Honeywell	$1.02	$0.73	$1.90	$1.36

Cash dividends per share of common stock	$0.3325	$0.3025	$0.6650	$0.6050

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2011	December 31, 2010

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,548	$2,650
Accounts, notes and other receivables	7,344	6,841
Inventories	4,197	3,822
Deferred income taxes	926	877
Investments and other current assets	545	455
Assets held for sale	826	841

Total current assets	17,386	15,486

Investments and long-term receivables	516	616
Property, plant and equipment - net	4,718	4,724
Goodwill	11,492	11,275
Other intangible assets - net	2,347	2,537
Insurance recoveries for asbestos related liabilities	802	825
Deferred income taxes	1,115	1,221
Other assets	1,274	1,150

Total assets	$39,650	$37,834

LIABILITIES
Current liabilities:
Accounts payable	$4,442	$4,199
Short-term borrowings	68	67
Commercial paper	350	299
Current maturities of long-term debt	514	523
Accrued liabilities	6,555	6,446
Liabilities related to assets held for sale	182	190

Total current liabilities	12,111	11,724

Long-term debt	6,790	5,755
Deferred income taxes	661	636
Postretirement benefit obligations other than pensions	1,411	1,477
Asbestos related liabilities	1,565	1,557
Other liabilities	4,928	5,898

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,089	3,977
Common stock held in treasury, at cost	(8,524)	(8,299)
Accumulated other comprehensive income (loss)	(536)	(1,067)
Retained earnings	16,085	15,097

Total Honeywell shareowners’ equity	12,072	10,666
Noncontrolling interest	112	121

Total shareowners’ equity	12,184	10,787

Total liabilities and shareowners’ equity	$39,650	$37,834

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2011	2010

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$1,515	$1,055
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	478	474
Gain on sale of non-strategic businesses and assets	(46)	—
Repositioning and other charges	227	270
Net payments for repositioning and other charges	(207)	(221)
Pension and other postretirement expense	32	92
Pension and other postretirement benefit payments	(1,047)	(89)
Stock compensation expense	91	86
Deferred income taxes	158	487
Excess tax benefits from share based payment arrangements	(30)	(4)
Other	105	(194)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(537)	(188)
Inventories	(389)	(131)
Other current assets	(23)	(3)
Accounts payable	260	97
Accrued liabilities	108	102

Net cash provided by operating activities	695	1,833

Cash flows from investing activities:
Expenditures for property, plant and equipment	(289)	(185)
Proceeds from disposals of property, plant and equipment	3	2
Increase in investments	(229)	(311)
Decrease in investments	176	10
Cash paid for acquisitions, net of cash acquired	(8)	(996)
Proceeds from sales of businesses, net of fees paid	215	—
Other	58	(12)

Net cash used for investing activities	(74)	(1,492)

Cash flows from financing activities:
Net increase in commercial paper	51	850
Net (decrease)/increase in short-term borrowings	(2)	12
Proceeds from issuance of common stock	200	55
Proceeds from issuance of long-term debt	1,384	—
Payments of long-term debt	(439)	(1,001)
Excess tax benefits from share based payment arrangements	30	4
Repurchases of common stock	(504)	—
Cash dividends paid	(530)	(464)

Net cash provided by/(used for) financing activities	190	(544)

Effect of foreign exchange rate changes on cash and cash equivalents	87	(147)

Net increase/(decrease) in cash and cash equivalents	898	(350)
Cash and cash equivalents at beginning of period	2,650	2,801

Cash and cash equivalents at end of period	$3,548	$2,451

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2011 and 2010 were July 2, 2011 and July 3, 2010, respectively.

          The financial information as of June 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

          Certain prior year amounts have been reclassified to conform to current year presentation.

          The Company has reported its Consumer Products Group business (CPG) as a discontinued operation as of June 30, 2011. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. The net income attributable to the non-controlling interest for the discontinued operations is insignificant.

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

          In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

          In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

Note 3. Acquisitions and Divestitures

          In June 2011, the Company entered into a definitive agreement to acquire EMS Technologies, Inc. (EMS), a leading provider of connectivity solutions for mobile networking, rugged mobile computers, and satellite communications for $33 per share in cash (or an aggregate purchase price of approximately $491 million, net of cash acquired) pursuant to a tender offer. EMS is a US public company which operates globally and had reported 2010 revenues of approximately $355 million. EMS’s board has unanimously recommended the tender offer. The completion of the tender offer is subject to certain conditions, including, among others, the valid tendering without withdrawal of EMS shares representing at least a majority of the outstanding shares of EMS common stock on a fully-diluted basis and the receipt of regulatory approvals. We expect to complete the acquisition of EMS in the third quarter of 2011 and to fund the acquisition with available cash and the issuance of commercial paper. EMS will be integrated into our Automation and Control Solutions and Aerospace Segments.

          In January 2011, the Company entered into a definitive agreement to sell its Consumer Products Group business to Rank Group Limited for approximately $950 million. The Company has received all necessary regulatory approvals for the transaction, which is expected to close in the third quarter of 2011. We currently estimate that the transaction will result in a pre-tax gain of approximately $300 million, approximately $150 million net of tax. The sale of CPG, within the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

          The Company has reported CPG as a discontinued operation as of June 30, 2011. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale for the periods presented. The net income attributable to the non-controlling interest for the discontinued operations is insignificant.

          The key components of income from discontinued operations related to CPG were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net sales	$234	$235	$470	$475
Costs, expenses and other	184	182	370	373
Selling, general and administrative expense	28	27	49	48
Other expense	1	1	1	1

Income before taxes	21	25	50	53

Tax expense	7	9	18	19

Net income from discontinued operations after taxes	$14	$16	$32	$34

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The components of assets and liabilities classified as discontinued operations and included in other current assets and other current liabilities related to the CPG business consisted of the following:

	June 30, 2011	December 31, 2010

Accounts, notes and other receivables	$195	$227
Inventories	156	136
Property, plant and equipment - net	111	116
Goodwill and other intangibles - net	359	359
Other	5	3

Total assets	$826	$841

Accounts payable	$145	$145
Accrued and other liabilities	37	45

Total liabilities	$182	$190

Note 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Severance	$16	$25	$43	$57
Asset impairments	—	1	10	9
Exit costs	1	—	12	4
Adjustments	(10)	(3)	(14)	(8)

Total net repositioning charge	7	23	51	62

Asbestos related litigation charges, net of insurance	40	49	78	87
Probable and reasonably estimable environmental liabilities	50	55	101	101
Other	(3)	—	(3)	18

Total net repositioning and other charges	$94	$127	$227	$268

The following table summarizes the pretax classification of total net repositioning and other charges by income statement caption:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Cost of products and services sold	$84	$122	$202	$260
Selling, general and administrative expenses	10	5	25	8

	$94	$127	$227	$268

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Aerospace	$(6)	$6	$(6)	$6
Automation and Control Solutions	12	5	45	29
Specialty Materials	—	—	13	11
Transportation Systems	40	47	76	105
Corporate	48	69	99	117

	$94	$127	$227	$268

          In the quarter ended June 30, 2011, we recognized repositioning charges totaling $17 million primarily for severance costs related to workforce reductions of 360 manufacturing and administrative positions in our Automation and Control Solutions and Aerospace segments. The workforce reductions were related to cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives and the consolidation of U.S. repair facilities in our Aerospace segment. Also, $10 million of previously established accruals for severance at our Aerospace segment were returned to income in the second quarter of 2011 due to fewer employee separations than originally planned associated with prior severance programs.

          In the quarter ended June 30, 2010, we recognized repositioning charges totaling $26 million primarily for severance costs related to workforce reductions of 350 manufacturing and administrative positions in our Aerospace, Transportation Systems and Automation and Control Solutions segments. The workforce reductions were related to cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives and factory transitions in our Aerospace segment to more cost-effective locations.

          In the six months ended June 30, 2011, we recognized repositioning charges totaling $65 million including severance costs of $43 million related to workforce reductions of 946 manufacturing and administrative positions in our Automation and Control Solutions, Aerospace and Specialty Materials segments. The workforce reductions were primarily related to cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives, factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions segment, the exit from and/or rationalization of certain product lines and markets in our Specialty Materials and Automation and Control Solutions segments, the consolidation of U.S. repair facilities in our Aerospace segment, and an organizational realignment of a business in our Automation and Control Solutions segment. The repositioning charge also included asset impairments of $10 million principally related to manufacturing plant and equipment associated with the exit of a product line and a factory transition as discussed above. The repositioning charge also included exit costs of $12 million principally for costs to terminate contracts, including an operating lease, related to the exit of a market and a factory transition as discussed above. Also, $14 million of previously established accruals, primarily for severance at our Aerospace and Automation and Control Solutions segments, were returned to income in the first six months of 2011 due principally to fewer employee separations than originally planned associated with prior severance programs.

          In the six months ended June 30, 2010, we recognized repositioning charges totaling $70 million including severance costs of $57 million related to workforce reductions of 967 manufacturing and administrative positions primarily in our Automation and Control Solutions, Transportation Systems and Aerospace segments. The workforce reductions were primarily related to the planned shutdown of certain manufacturing facilities in our Automation and Control Solutions and Transportation Systems segments, cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives and factory transitions in our Aerospace segment to more cost-effective locations. The repositioning charge also included asset impairments of $9 million principally related to manufacturing plant and equipment in facilities scheduled to close.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2010	$276	$—	$34	$310
Charges	43	10	12	65
Usage - cash	(72)	—	(9)	(81)
Usage - noncash	—	(10)	—	(10)
Foreign currency translation	3	—	—	3
Adjustments	(14)	—	—	(14)

June 30, 2011	$236	$—	$37	$273

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

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Total

Expected exit and disposal costs	$5	$2	$7
Costs incurred during
Current year-to-date	—	—	—

Remaining exit and disposal costs	$5	$2	$7

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$9	$10	$3	$22
Costs incurred during
Year ended December 31, 2010	—	—	—	—
Current year-to-date	—	(3)	—	(3)

Remaining exit and disposal costs	$9	$7	$3	$19

          In the quarter ended June 30, 2011, we recognized a charge of $50 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $40 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2011, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the quarter ended June 30, 2010, we recognized a charge of $55 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $49 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2010, net of probable insurance recoveries.

          In the six months ended June 30, 2011, we recognized a charge of $101 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $78 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2011, net of probable insurance recoveries.

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

Note 5. Other (income) expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Equity (income)/loss of affiliated companies	$(14)	$(9)	$(23)	$(13)
Gain on sale of non-strategic businesses and assets	(2)	—	(46)	—
Interest income	(14)	(7)	(27)	(16)
Foreign exchange	10	(3)	18	8
Other, net	(2)	10	27	10

	$(22)	$(9)	$(51)	$(11)

          Gain on non-strategic businesses and assets in the six months ended June 30, 2011 includes a $41 million pre-tax gain, $25 million net of tax, related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment.

          Other, net in the six months ended June 30, 2011 includes a loss of $29 million resulting from early redemption of debt in the first quarter of 2011. See Note 10 Long-term Debt and Credit Agreements for further details.

Note 6. Earnings Per Share

          The details of the earnings per share calculations for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

Basic
Income from continuing operations	$796	$550	$1,483	$1,021
Income from discontinued operations	14	16	32	34

Net income attributable to Honeywell	810	566	1,515	1,055

Weighted average shares outstanding	785.0	769.6	785.2	767.7

Earnings per share of common stock
Income from continuing operations	1.01	0.72	1.89	1.33
Income from discontinued operations	0.02	0.02	0.04	0.04

Net income attributable to Honeywell	$1.03	$0.74	$1.93	$1.37

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

Assuming Dilution
Income from continuing operations	$796	$550	$1,483	$1,021
Income from discontinued operations	14	16	32	34

Net income attributable to Honeywell	810	566	1,515	1,055

Average Shares
Weighted average shares outstanding	785.0	769.6	785.2	767.7
Dilutive securities issuable - stock plans	12.3	7.7	12.3	6.8

Total weighted average shares outstanding	797.3	777.3	797.5	774.5

Earnings per share of common stock
Income from continuing operations	1.00	0.71	1.86	1.32
Income from discontinued operations	0.02	0.02	0.04	0.04

Net income attributable to Honeywell	$1.02	$0.73	$1.90	$1.36

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2011, the weighted average number of stock options excluded from the computations were 7.9 and 7.5 million, respectively. For the three and six months ended June 30, 2010, the weighted average number of stock options excluded from the computations were 14.8 and 16.6 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	June 30, 2011	December 31, 2010

Trade	$6,961	$6,471
Other	645	647

	7,606	7,118
Less - Allowance for doubtful accounts	(262)	(277)

	$7,344	$6,841

          Trade Receivables includes $1,391, and $1,307 million of unbilled balances under long-term contracts as of June 30, 2011 and December 31, 2010, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	June 30, 2011	December 31, 2010

Raw materials	$1,225	$1,139
Work in process	861	792
Finished products	2,276	2,045

	4,362	3,976
Reduction to LIFO cost basis	(165)	(154)

	$4,197	$3,822

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the six months ended June 30, 2011 by segment is as follows:

	December 31, 2010	Acquisitions	Divestitures	Currency Translation Adjustment	June 30, 2011

Aerospace	$1,883	$—	$—	$8	$1,891
Automation and Control Solutions	7,907	32	(12)	175	8,102
Specialty Materials	1,291	—	—	10	1,301
Transportation Systems	194	—	—	4	198

	$11,275	$32	$(12)	$197	$11,492

	June 30, 2011			December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,122	$(729)	$393	$1,101	$(676)	$425
Customer relationships	1,610	(453)	1,157	1,688	(399)	1,289
Trademarks	266	(89)	177	186	(84)	102
Other	203	(137)	66	512	(404)	108

	3,201	(1,408)	1,793	3,487	(1,563)	1,924

Indefinite life intangibles:
Trademarks	554	—	554	613	—	613

	$3,755	$(1,408)	$2,347	$4,100	$(1,563)	$2,537

          Amortization expense related to intangible assets for the six months ended June 30, 2011 and 2010 was $125 and $119 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2011 and determined that there was no impairment as of that date.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 10. Long-term Debt and Credit Agreements

	June 30,	December 31,
	2011	2010

6.125% notes due 2011	$500	$500
5.625% notes due 2012	—	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	—
5.375% notes due 2041	600	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	46
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-15.5% maturing at various dates through 2023	150	115

	7,304	6,278

Less current portion	(514)	(523)

	$6,790	$5,755

June 30, 2011

2011	$514
2012	14
2013	610
2014	607
2015	1
Thereafter	5,558

7,304
Less-current portion	(514)

$6,790

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

          As a source of liquidity, we may periodically sell interests in designated pools of trade accounts receivables to third parties. As of June 30, 2011 and December 31, 2010 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

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

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At June 30, 2011 and December 31, 2010, we had contracts with notional amounts of $5,684 million and $5,733 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, Singapore dollar, Swedish krona, Korean won and Thai baht.

         Commodity Price Risk Management— Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At June 30, 2011 and December 31, 2010, we had contracts with notional amounts of $27 million and $23 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2011 and December 31, 2010, interest rate swap agreements designated as fair value hedges effectively changed $1,400 and $600 million, respectively, of fixed rate debt at an average rate of 4.09 and 3.88 percent, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

          The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our available for sale investments in marketable equity securities are level 1 and our remaining financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Assets:
Foreign currency exchange contracts	$56	$16
Available for sale investments	399	322
Interest rate swap agreements	55	22
Forward commodity contracts	3	2

Liabilities:
Foreign currency exchange contracts	$48	$14
Forward commodity contracts	—	2

          The foreign currency exchange contracts, interest rate swap agreements, and forward commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale and are valued using market transactions in over-the-counter markets. As such, these investments are classified within level 2.

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

	June 30, 2011		December 31, 2010

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$136	$130	$203	$199
Liabilities
Long-term debt and related current maturities	$7,304	$7,864	$6,278	$6,835

          In the three and six months ended June 30, 2011, the Company had nonfinancial assets, specifically property, plant and equipment, with a net book value of $5 million and $15 million, respectively, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $2 million and $12 million, respectively, in the three and six months ended June 30, 2011. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. In the three and six months ended June 30, 2010, the Company had nonfinancial assets, specifically property, plant and equipment, software and intangible assets, with a net book value of $4 million and $18 million, respectively, that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $4 million and $17 million, respectively, in the three and six months ended June 30, 2010.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	June 30, 2011	December 31, 2010

Foreign currency exchange contracts	Accounts, notes, and other receivables	$53	$10
Interest rate swap agreements	Other assets	55	22
Commodity contracts	Accounts, notes, and other receivables	3	2

Not Designated as a Hedge	Balance Sheet Classification	June 30, 2011	December 31, 2010

Foreign currency exchange contracts	Accounts, notes, and other receivables	$3	$6

Fair value of derivatives classified as liabilities consist of the following:

		June 30,	December 31,
Designated as a Hedge	Balance Sheet Classification	2011	2010

Foreign currency exchange contracts	Accrued liabilities	$43	$9
Commodity contracts	Accrued liabilities	—	2

		June 30,	December 31,
Not Designated as a Hedge	Balance Sheet Classification	2011	2010

Foreign currency exchange contracts	Accrued liabilities	$5	$5

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Gains (losses) recognized in OCI (effective portions) consist of the following:

	Three Months Ended June, 30		Six Months Ended June, 30

Designated Cash Flow Hedge	2011	2010	2011	2010

Foreign currency exchange contracts	$8	$(12)	$16	$8
Commodity contracts	(1)	(1)	2	(3)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated Cash Flow Hedge		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2011	2010	2011	2010

Foreign currency	Product sales	$10	$(3)	$16	$(6)
exchange contracts	Cost of products sold	(11)	7	(16)	9
	Sales & general administrative	4	(4)	6	(3)

Commodity contracts	Cost of products sold	$1	$(2)	$—	$(3)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and six months ended June 30, 2011 and 2010 and are classified within cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $24 and $33 million in the three and six months ended June 30, 2011. Gains on interest rate swap agreements recognized in earnings were $16 million and $20 million in both the three and six months ended June 30, 2010. These gains were fully offset by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and six months ended June 30, 2011, we recognized $15 million and $38 million of income, respectively, in Other (Income) Expense. For the three and six months ended June 30, 2010, we recognized $6 million of income and $16 million of expense, respectively, in Other (Income) Expense.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 12. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net income	$810	$574	$1,518	$1,070

Foreign exchange translation adjustments	116	(421)	507	(705)
Pension and postretirement benefit adjustments	4	(139)	7	(128)
Change in fair value of effective cash flow hedges	3	(6)	9	1
Change in unrealized gains on available for sale investments(a)	28	(21)	8	28

	961	(13)	2,049	266
Less: Comprehensive Income/(Loss) attributable to noncontrolling interest(b)	—	9	3	16

Comprehensive Income/(Loss) attributable to Honeywell	$961	$(22)	$2,046	$250

(a) Includes reclassification adjustment for losses included in net income.
(b) Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

Changes in Noncontrolling Interest consist of the following:

December 31, 2010	$121
Comprehensive Income/(Loss) attributable to noncontrolling interest	3
Acquisitions	(1)
Dividends paid	(10)
Other owner changes	(1)

June 30, 2011	$112

          In the six months ended June 30, 2011 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

          The Consumer Products Group business had historically been part of the Transportation Systems reportable segment. In accordance with the presentation of CPG as discontinued operations, results for current periods presented as well as all future periods include Turbo Technologies and Friction Materials only. See Note 3 Acquisitions and Divestitures for further details.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net Sales
Aerospace
Products	$1,559	$1,464	$3,025	$2,781
Services	1,251	1,183	2,481	2,372

Total	2,810	2,647	5,506	5,153
Automation and Control Solutions
Products	3,331	2,747	6,467	5,394
Services	549	490	1,069	967

Total	3,880	3,237	7,536	6,361
Specialty Materials
Products	1,266	1,190	2,512	2,266
Services	140	69	249	132

Total	1,406	1,259	2,761	2,398
Transportation Systems
Products	990	783	1,955	1,550
Services	—	—	—	—

Total	990	783	1,955	1,550
Corporate
Products	—	—	—	—
Services	—	—	—	—

Total	—	—	—	—

	$9,086	$7,926	$17,758	$15,462

Segment Profit
Aerospace	$451	$443	$918	$856
Automation and Control Solutions	496	401	955	787
Specialty Materials	281	214	565	384
Transportation Systems	129	89	247	158
Corporate	(56)	(68)	(124)	(100)

Total Segment Profit	1,301	1,079	2,561	2,085

Other income/ (expense)(a)	8	—	28	(2)
Interest and other financial charges	(96)	(91)	(195)	(198)
Stock compensation expense(b)	(42)	(36)	(91)	(86)
Pension expense(b)	(22)	(46)	(57)	(96)
Other postretirement income/(expense)(b)	45	(12)	27	6
Repositioning and other charges (b)	(94)	(127)	(227)	(268)

Income before taxes	$1,100	$767	$2,046	$1,441

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	U.S. Plans

Pension Benefits	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Service cost	$53	$51	$116	$111
Interest cost	191	195	381	384
Expected return on plan assets	(254)	(226)	(507)	(451)
Amortization of prior service cost	9	11	17	16
Settlements and curtailments	9	—	24	—

	$8	$31	$31	$60

	Non-U.S. Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Service cost	$15	$13	$30	$26
Interest cost	60	55	120	113
Expected return on plan assets	(72)	(59)	(143)	(118)
Amortization of transition obligation	1	—	1	—
Amortization of prior service (credit)	(1)	—	(1)	—
Settlements and curtailments	1	—	1	4

	$4	$9	$8	$25

Other Postretirement Benefits	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Service cost	$—	$—	$1	$1
Interest cost	17	19	35	43
Amortization of prior service (credit)	(9)	(8)	(22)	(18)
Recognition of actuarial losses	6	10	18	14
Settlements and curtailments	(61)	(9)	(61)	(46)

	$(47)	$12	$(29)	$(6)

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

          During the second quarter of 2011, in connection with new collective bargaining agreements reached with several of its union groups, Honeywell amended its U.S. retiree medical plan eliminating the subsidy for those

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

union employees. These plan amendments reduced the accumulated postretirement benefit obligation by $18 million which will be recognized as part of net periodic postretirement benefit cost over the average future service period to full eligibility of the remaining active union employees still eligible for a retiree medical subsidy. These plan amendments also resulted in curtailment gains totaling $61 million in the second quarter of 2011 which was included as part of net periodic postretirement benefit cost. The curtailment gains represent the recognition of previously unrecognized prior service credits attributable to the future years of service of the union groups for which future accrual of benefits has been eliminated.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2010	$753
Accruals for environmental matters deemed probable and reasonably estimable	101
Environmental liability payments	(80)
Other	1

June 30, 2011	$775

          Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2011	December 31, 2010

Accrued liabilities	$306	$328
Other liabilities	469	425

	$775	$753

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

          In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal of the Bankruptcy Court Order in the United States District Court for the Western District of Pennsylvania. The District Court affirmed the Bankruptcy Court Order in July 2008. In August 2008, insurers filed a notice of appeal to the Third Circuit Court of Appeals. Oral argument took place on May 21, 2009 and the matter was submitted for decision. In connection with the settlement of an insurance coverage litigation matter, the insurer appellants withdrew their appeal regarding the NARCO Plan. On August 3, 2010 the Third Circuit Court of Appeals entered an order formally dismissing the NARCO appeal. The NARCO Plan of Reorganization cannot become effective, however, until the resolution of an appeal of the Chapter 11 proceedings of NARCO affiliates. The Third Circuit reheard the affiliates’ appeal en banc on October 13, 2010 and, on May 4, 2011, reversed the Bankruptcy Court’s confirmation order and remanded for further proceedings.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The affiliates’ case has been returned to the Bankruptcy Court where the parties are working to resolve their disputes. The time for the affiliates to seek review of the Third Circuit decision in the U.S. Supreme Court has not yet expired. It is not possible to predict the timing or outcome of the Bankruptcy Court proceedings in the affiliates’ case or of Supreme Court proceedings, if any, although the result in the affiliates’ case will have no direct substantive impact on the NARCO case. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1,124 million and $1,125 million as of June 30, 2011 and December 31, 2010, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of June 30, 2011 and December 31, 2010, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $691 and $718 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2011, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a lawsuit against Honeywell and other insurance carriers in the Supreme Court of New York, County of New York, disputing obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and other insurance carriers. In July 2010, the Company entered into a settlement agreement resolving all asbestos coverage issues with certain plaintiffs. Approximately $180 million of remaining unsettled coverage is included in our NARCO-related insurance receivable at June 30, 2011. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

nature, and (iv) the advice of counsel, we believe that the amount due from Travelers and other insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          From 1981 through June 30, 2011, we have resolved approximately 157,000 Bendix related asbestos claims. We had 132 trials resulting in favorable verdicts and 21 trials resulting in adverse verdicts. Five of these adverse verdicts were reversed on appeal, five verdicts were vacated on post-trial motions, three claims were settled and the remaining have been or will be appealed. The claims portfolio was reduced in 2009 due to settlements, dismissals and the elimination of significantly aged (i.e., pending for more than six years), inactive (including claims for which the required medical and exposure showings have not been made) and duplicate claims.

          The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30,	Year Ended December 31,
Claims Activity	2011	2010	2009

Claims Unresolved at the beginning of period	22,480	19,940	51,951
Claims Filed during the period (a)	1,917	4,302	2,697
Claims Resolved during the period(b)	(1,366)	(1,762)	(34,708)

Claims Unresolved at the end of period	23,031	22,480	19,940

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

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2011	2010	2009

Mesothelioma and Other Cancer Claims	5,069	4,856	4,727
Other Claims	17,962	17,624	15,213

Total Claims	23,031	22,480	19,940

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

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $603 and $594 million at June 30, 2011 and December 31, 2010, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. In the fourth quarter of each year, we update our analysis of the estimated cost of future Bendix related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous five years. Changes in the tort system, which began in 2006, refocused asbestos litigation on mesothelioma cases, making the five year period 2006 through 2010 representative for forecasting purposes. We will continue to update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

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

          Honeywell currently has approximately $1.9 billion of insurance coverage remaining with respect to pending and potential future Bendix related asbestos claims, of which $161 and $157 million are reflected as receivables in our consolidated balance sheet at June 30, 2011 and December 31, 2010, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Insurance receivables are recorded in the financial statements simultaneous with the recording of the liability for the estimated value of the underlying asbestos claims. The amount of the insurance receivable recorded is based on our ongoing analysis of the insurance that we estimate is probable of recovery. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and Friction Products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2010	$594	$1,125	$1,719
Accrual for update to estimated liability	90	—	90
Asbestos related liability payments	(81)	(1)	(82)

June 30, 2011	$603	$1,124	$1,727

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2010	$157	$718	$875
Probable insurance recoveries related to estimated liability	13	—	13
Insurance receipts for asbestos related liabilities	(9)	(27)	(36)

June 30, 2011	$161	$691	$852

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2011	December 31, 2010

Other current assets	$50	$50
Insurance recoveries for asbestos related liabilities	802	825

	$852	$875

Accrued liabilities	$162	$162
Asbestos related liabilities	1,565	1,557

	$1,727	$1,719

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

          Allen, et al. v. Honeywell Retirement Earnings Plan—Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million (paid from the Company’s pension plan) and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. In October 2009, the Court granted summary judgment in favor of the Honeywell Retirement Earnings Plan with respect to the claim regarding the calculation of benefits. In May 2011, the parties engaged in mediation and reached an agreement in principle to settle the three remaining claims for $23.8 million (also to be paid from the Company’s pension plan). We expect to submit settlement documents to the court for classwide approval in the third quarter of 2011 and anticipate a fairness hearing on the settlement in the fourth quarter of 2011. Upon court approval of the settlement, all claims in this matter will be fully resolved.

          Quick Lube—On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In April 2011, the multi-district litigation was stayed pending an investigation by the U.S. Attorney for the Eastern District of Pennsylvania relating to plaintiff’s principal witness for possible violations of federal law. In June 2011, plaintiff’s principal witness pled guilty to a felony count of having made false statements to federal investigators. We believe the claims against Honeywell are without merit and we will vigorously defend against the claims raised in these actions. As previously reported, the Antitrust Division of the Department of Justice notified Honeywell in January 2010 that it had officially closed its investigation into possible collusion in the replacement auto filters industry.

          BorgWarner v. Honeywell—In this patent infringement suit in the District Court for the Western District of North Carolina, plaintiff BorgWarner claimed that Honeywell’s manufacture and sale of cast titanium compressor wheels for turbochargers infringed three BorgWarner patents and sought damages of up to approximately $120 million, which plaintiff asserted should be trebled for willful infringement. Because the process claimed in BorgWarner’s patents had already been described in detail in printed publications and had been offered for sale before BorgWarner’s alleged invention, in violation of statutory requirements for patentability, Honeywell asked the Court to enter summary judgment of invalidity of BorgWarner’s patents. The Court declined to enter summary judgment in September 2010, finding that the question should be decided by a jury. Trial was scheduled for May 2011. Honeywell and BorgWarner reached a settlement prior to the start of trial by which BorgWarner granted Honeywell a license to the patents-in-suit and a release of all claims for past damages in exchange for a one-time payment of $32.5 million.

          Solvay v. Honeywell— In this patent infringement suit in the District Court for the District of Delaware, plaintiff Solvay, S.A. claims that Honeywell’s manufacture and sale of HFC-245fa infringes a Solvay patent and seeks damages of approximately $50 million, which plaintiff asserts should be trebled for willful infringement. Because Honeywell does not believe that Solvay was the first to conceive of the process claimed in the patent, and because that process had already been carried out by others before Solvay’s claimed invention, Honeywell asked the Court to enter summary judgment motion of invalidity of Solvay’s patent claims under several alternative theories based on different provisions of the patent statutes. Solvay also moved for summary judgment motion of infringement of the same claims. The Court entered a summary judgment motion finding that Honeywell’s process infringed the asserted patent claims, but also finding that those claims were not valid based on one of Honeywell’s invalidity theories and thus entered judgment for Honeywell on Solvay’s claims. Solvay appealed the District Court’s invalidity ruling to the Federal Circuit and Honeywell challenged the infringement rulings. The Federal Circuit reversed the District Court’s ruling on invalidity and affirmed the rulings on infringement. The District Court has scheduled the case for trial beginning on September 21, 2011. Honeywell

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

filed a renewed summary judgment motion, with leave of the Court, based on the invalidity theories that have not been previously ruled upon by the Court. The parties participated in a court-ordered mediation in June 2011, which was not successful. Honeywell will continue its vigorous defense of this claim and expects to prevail at trial. In the event the Company is found liable, we do not believe that the evidence supports damages of the magnitude claimed or any finding of willfulness.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2011 and the related consolidated statement of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and the consolidated statement of cash flows for the three-month and six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
July 22, 2011

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three and six months ended June 30, 2011. The financial information as of June 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

The Consumer Products Group business had historically been part of the Transportation Systems reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of our Consumer Products Group business are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented. See Note 3 Acquisitions and Divestitures for further details.

A.	Results of Operations – three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2011

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net sales	$9,086	$7,926	$17,758	$15,462
% change compared with prior period	15%		15%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date

Volume	5%	6%
Price	3%	3%
Acquisitions/Divestitures	3%	4%
Foreign Exchange	4%	2%

	15%	15%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended June, 30		Six Months Ended June, 30

	2011	2010	2011	2010

Cost of products and services sold	$6,664	$5,967	$13,088	$11,634
% change compared with prior period	12%		12%

Gross Margin percentage	26.7%	24.7%	26.3%	24.8%

          Cost of products and services sold increased by $697 million or 12 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 principally due to an estimated increase in direct material costs and labor costs of approximately $500 million and $200 million respectively, driven substantially by a 12 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A, partially offset by a $60 million decrease in pension and other postretirement expense.

          Cost of products and services sold increased by $1,454 million or 12 percent in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 principally due to i) an estimated increase in direct material costs, labor costs and indirect costs of approximately $1 billion, $300 million and $200 million, respectively, driven substantially by a 12 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A, partially offset by a $50 million decrease in pension and other postretirement expense.

          Gross margin percentage increased by 2.0 percentage points in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 primarily due to higher segment gross margin driven by our Specialty Materials segment, Automation & Control segment and Transportation Systems segment (approximately 0.6 percentage point impact collectively), lower other postretirement and pension expense (approximately 0.8 percentage point impact), and lower repositioning and other charges (approximately 0.5 percentage point impact).

          Gross margin percentage increased by 1.5 percentage points in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to higher segment gross margin driven by our Specialty Materials segment, Transportation Systems segment and Automation & Control segment (approximately 0.7 percentage point impact collectively) and lower repositioning and other charges (approximately 0.4 percentage point impact), and lower postretirement and pension expense (approximately 0.3 percentage point impact).

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Selling, general and administrative expense	$1,248	$1,110	$2,480	$2,200
Percent of sales	13.7%	14.0%	14.0%	14.2%

          Selling, general and administrative expenses (SG&A) decreased as a percentage of sales by 0.3 percent in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 driven by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A, partially offset by the impact of an estimated $130 million increase in labor costs resulting from acquisitions, investment for growth and merit increase.

          SG&A decreased as a percentage of sales by 0.2 percent in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 driven by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A, partially offset by primarily due to an estimated $220 million increase in labor costs resulting from acquisitions, investment for growth and merit increase.

Other (Income) Expense
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Equity (income)/loss of affiliated companies	$(14)	$(9)	$(23)	$(13)
Gain on sale of non-strategic businesses and assets	(2)	—	(46)	—
Interest income	(14)	(7)	(27)	(16)
Foreign exchange	10	(3)	18	8
Other, net	(2)	10	27	10

	$(22)	$(9)	$(51)	$(11)

          Other income of $51 million for the six months ended June 30, 2011 compared with other income of $11 million for the six months ended June 30, 2010 is due primarily to a $39 million pre-tax gain related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment in the first quarter of 2011.

Interest and Other Financial Charges
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Interest and other financial charges	$96	$91	$195	$198
% change compared with prior period	5%		(2)%

          Interest and other financial charges increased by $5 million in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 primarily due to higher debt balances. Interest and other financial charges were lower by $3 million in the six months ended 2011 compared with the six months ended June 30, 2010 primarily due to lower borrowing costs in the first quarter of 2011.

Tax Expense
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Tax expense	$304	$209	$560	$405
Effective tax rate	27.6%	27.2%	27.4%	28.1%

          The effective tax rate increased by 0.4 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 due to increased tax expense due primarily to audit related reserves in various jurisdictions partially offset by a lower tax rate imposed on income from ongoing operations.

          The effective tax rate decreased by 0.7 percent in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 due to a lower tax rate on income from ongoing operations and absence of an impact from enacted change in the tax treatment of the Medical Part D program, partially offset by increased tax expense related to divestitures and audit related reserves in various jurisdictions.

          The effective tax rate for the periods ending in 2011 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from U.S. manufacturing incentives and U.S. tax credits.

          The effective tax rate for the periods ending in 2010 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from U.S. manufacturing incentives.

Net Income Attributable to Honeywell

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Amounts attributable to Honeywell
Income from continuing operations	796	550	1,483	1,021
Income from discontinued operations	14	16	32	34

Net income attributable to Honeywell	$810	$566	$1,515	$1,055

Earnings per share of common stock – assuming dilution
Income from continuing operations	$1.00	$0.71	$1.86	$1.32
Income from discontinued operations	0.02	0.02	0.04	0.04

Net Income	1.02	0.73	1.90	1.36

          Earnings per share of common stock – assuming dilution increased by $0.29 per share in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 primarily due to increased segment profit in each of our Business Segments and lower other postretirement and pension expense and repositioning and other charges, partially offset by increased tax expense and an increase in the number of shares outstanding.

          Earnings per share of common stock – assuming dilution increased by $0.54 per share in the six months ended June 30, 2011 compared with the six months ended June 30, 2010, primarily due to increased segment profit in each of our Business Segments and lower repositioning and other charges, and pension and other postretirement expense, partially offset by increased tax expense and an increase in the number of shares outstanding.

Review of Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net Sales
Aerospace
Products	$1,559	$1,464	$3,025	$2,781
Services	1,251	1,183	2,481	2,372

Total	2,810	2,647	5,506	5,153
Automation and Control Solutions
Products	3,331	2,747	6,467	5,394
Services	549	490	1,069	967

Total	3,880	3,237	7,536	6,361
Specialty Materials
Products	1,266	1,190	2,512	2,266
Services	140	69	249	132

Total	1,406	1,259	2,761	2,398
Transportation Systems
Products	990	783	1,955	1,550
Services	—	—	—	—

Total	990	783	1,955	1,550
Corporate
Products	—	—	—	—
Services	—	—	—	—

Total	—	—	—	—

	$9,086	$7,926	$17,758	$15,462

Segment Profit
Aerospace	$451	$443	$918	$856
Automation and Control Solutions	496	401	955	787
Specialty Materials	281	214	565	384
Transportation Systems	129	89	247	158
Corporate	(56)	(68)	(124)	(100)

Total Segment Profit	1,301	1,079	2,561	2,085

Other income/ (expense)(a)	8	—	28	(2)
Interest and other financial charges	(96)	(91)	(195)	(198)
Stock compensation expense(b)	(42)	(36)	(91)	(86)
Pension expense(b)	(22)	(46)	(57)	(96)
Other postretirement income/(expense)(b)	45	(12)	27	6
Repositioning and other charges (b)	(94)	(127)	(227)	(268)

Income before taxes	$1,100	$767	$2,046	$1,441

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
			% change			% change
	2011	2010		2011	2010

Aerospace Sales
Commercial:
Air transport and regional
Original equipment	$363	$361	0%	$732	$684	7%
Aftermarket	694	591	17%	1,352	1,175	15%
Business and general aviation
Original equipment	102	130	(21)%	283	248	14%
Aftermarket	299	232	29%	565	458	24%
Defense and Space Sales	1,352	1,333	1%	2,574	2,588	(1)%

Total Aerospace Sales	2,810	2,647		5,506	5,153

Automation and Control Solutions Sales
Products	2,433	1,986	23%	4,798	3,933	22%
Solutions	1,447	1,251	16%	2,738	2,428	13%

Total Automation and Control Solutions Sales	3,880	3,237		7,536	6,361

Specialty Materials Sales
UOP	460	412	12%	874	778	12%
Advanced Materials	946	847	12%	1,887	1,620	16%

Total Specialty Materials Sales	1,406	1,259		2,761	2,398

Transportation Systems Sales
Turbo Technologies	990	783	26%	1,955	1,550	26%

Total Transportation Systems Sales	990	783		1,955	1,550

Net Sales	$9,086	$7,926		$17,758	$15,462

Aerospace

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	2010	% change	2011	2010	% change

Net sales	$2,810	$2,647	6%	$5,506	$5,153	7%
Cost of products and services sold	2,170	2,024		4,204	3,933
Selling, general and administrative expenses	138	132		282	265
Other	51	48		102	99

Segment profit	$451	$443	2%	$918	$856	7%

	2011 vs. 2010

Factors Contributing to Year-Over-Year Change	Three Months Ended June 30,		Six Months Ended June 30,

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	7%	9%	8%	11%
Other	(1)%	(7)%	(1)%	(4)%

Total % Change	6%	2%	7%	7%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	% of Aerospace Sales		% Dollar Change	% of Aerospace Sales		% Dollar Change
Customer End-Markets
	2011	2010		2011	2010

Commercial:
Air transport and regional
Original equipment	13%	14%	0%	13%	13%	7%
Aftermarket	24%	22%	17%	25%	23%	15%
Business and general aviation
Original equipment	4%	5%	(21)%	5%	5%	14%
Aftermarket	11%	9%	29%	10%	9%	24%
Defense and Space	48%	50%	1%	47%	50%	(1)%

Total	100%	100%	6%	100%	100%	7%

          Aerospace sales increased by 6 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 due to a 7 percent increase in organic growth primarily due to increased commercial sales volume, partially offset by a 1 percent reduction of revenue related to amounts recognized for payments to business and general aviation original equipment manufacturers (OEM payments of $80 million) to partially offset their pre-production costs associated with new aircraft platforms. These amounts principally reflect a re-alignment of contract milestones and related payments to more closely align with customers’ development schedules.

          Aerospace sales increased by 7 percent for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 due principally to an 8 percent increase in organic growth and a 1 percent reduction in revenue as a result of the OEM Payments, discussed above.

          Details regarding the changes in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales were flat for the three months ended June 30, 2011 and increased by 7 percent for the six months ended June 30, 2011, driven by higher sales to our OE customers, consistent with higher production rates, platform mix and a higher win rate on selectables (components selected by purchasers of new aircraft), partially offset by lower avionics licensing in the second quarter.

•

Air transport and regional aftermarket sales increased for both three and six months ended June 30, 2011 by 17 and 15 percent respectively, primarily due to increased sales of spare parts and higher maintenance activity driven by the impact of increased flying hours of approximately 6 percent for both the three and six months ended, June 30, 2011.

•

Business and general aviation OE sales decreased by 21 percent in the quarter ended June 30, 2011 due to the unfavorable 26 percent impact of the OEM Payments discussed above. Sales increased by 14 percent in the six months ended June 30, 2011 due to a rebound from near trough levels in 2010 and strong demand in the business jet end market partially offset by the OEM Payments discussed above.

•

Business and general aviation aftermarket sales increased by 29 percent in the quarter ended June 30, 2011 and 24 percent in the six months ended June 30, 2011 primarily due to increased sales of avionic upgrades and spare parts, revenue associated with maintenance service agreements and licensing.

•

Defense and space sales increased by 1 percent in the quarter ended June 30, 2011 primarily due to higher aftermarket demand. Consistent with anticipated program ramp downs, sales for the six months ended June 30, 2010 decreased 1 percent due to lower T-55 helicopter sales internationally and, partially offset by increased engineering sales.

          Aerospace segment profit increased by 2 percent in the quarter ended June 30, 2011 compared with quarter ended June 30, 2010 due to a 9 percent increase in operational segment profit partially offset by a negative 7 percent impact from the OEM payments, discussed above. The increase in operational segment profit is comprised of the positive impact from higher commercial aftermarket demand, favorable aftermarket mix, price and productivity, net of inflation, partially offset by research, development and engineering (RD&E) investments. Cost of goods sold totaled $2 billion for the quarter ended June 30, 2011, an increase of approximately $146 million which is primarily as a result of the factors discussed above.

          Aerospace segment profit increased by 7 percent for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 due to an increase in operational segment profit comprised of an approximate 11 percent positive impact from higher sales volume, partially offset by a negative 4 percent impact from the OEM payments, discussed above. The increase in operational segment profit is comprised of the positive impact from higher commercial aftermarket demand, favorable aftermarket mix, higher price and productivity, net of inflation, partially offset by RD&E investments. Cost of goods sold totaled $4 billion for the six months ended June 30, 2011, an increase of approximately $271 million which is primarily as a result of the factors discussed above.

Automation and Control Solutions

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	2010	% Change	2011	2010	% Change

Net sales	$3,880	$3,237	20%	$7,536	$6,361	18%
Cost of products and services sold	2,612	2,198		5,070	4,289
Selling, general and administrative expenses	723	593		1,411	1,196
Other	49	45		100	89

Segment profit	$496	$401	24%	$955	$787	21%

	2011 vs. 2010

Factors Contributing to Year-Over-Year Change	Three Months Ended June 30,		Six Months Ended June 30,

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	6%	7%	6%	7%
Foreign exchange	6%	8%	3%	5%
Acquisitions and divestitures, net	8%	9%	9%	9%

Total % Change	20%	24%	18%	21%

          Automation and Control Solutions (“ACS”) sales increased by 20 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010, primarily due to a 8 percent growth from acquisitions, net of divestitures, 6 percent increase in organic revenue driven by increased sales volume and 6 percent favorable impact of foreign exchange.

          ACS sales increased by 18 percent in the six months ended June 30, 2011 compared with the six months ended June 30, 2010, primarily due to a 9 percent growth from acquisitions, net of divestitures, 6 percent increase in organic revenue driven by increased sales volume, and a 3 percent favorable impact of foreign exchange.

•

Sales in our Products businesses increased by 23 percent in the quarter ended June 30, 2011 and 22 percent in the six months ended June 30, 2011, principally due to (i) positive impact of acquisitions (most significantly Sperian), net of divestitures (ii) higher sales volume in each of our businesses due to general industrial recovery and new product introductions and (iii) the favorable impact of foreign exchange.

•

Sales in our Solutions businesses increased by 16 percent in the quarter ended June 30, 2011 and 13 percent in the six months ended June 30, 2011 primarily driven by the favorable impact of foreign exchange, volume growth in our Process Solutions business reflecting conversion to sales from backlog, and the impact of acquisitions. Orders increased in the six months ended June 30, 2011 compared to the corresponding period in 2010, and backlog increased as of June 30, 2011, primarily driven by positive impact of foreign exchange, continued favorable macro trends in energy efficiency, oil and gas infrastructure projects, and growth in emerging regions.

          ACS segment profit increased by 24 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 due to a 9 percent increase from acquisitions, 8 percent positive impact of foreign exchange and 7 percent increase in operational segment profit. The increase in operational segment profit is comprised of an approximate 5 percent positive impact from higher sales volume and 2 percent positive impact from price and productivity, net of inflation and investment for growth. Cost of goods sold totaled $2.6 billion for the quarter ended June 30, 2011, an increase of $414 million which is primarily due to acquisitions, net of divestitures, foreign exchange, higher sales volumes and inflation, partially offset by positive impact from productivity.

          ACS segment profit increased by 21 percent in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to a 9 percent increase from acquisitions, 7 percent increase in operational segment profit and 5 percent positive impact of foreign exchange. The increase in operational segment profit is comprised of an approximate 7 percent positive impact from higher sales volume. Cost of goods sold totaled $5.1 billion for the six months ended June 30, 2011, an increase of $781 million which is primarily due to acquisitions, net of divestitures, foreign exchange, higher sales volumes and inflation, partially offset by positive impact from productivity.

Specialty Materials

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	2010	Change	2011	2010	Change

Net sales	$1,406	$1,259	12%	$2,761	$2,398	15%
Cost of products and services sold	1,014	929		1,974	1,795
Selling, general and administrative expenses	101	97		198	181
Other	10	19		24	38

Segment profit	$281	$214	31%	$565	$384	47%

	2011 vs. 2010

Factors Contributing to Year-Over-Year Change	Three Months Ended June 30,		Six Months Ended June 30,

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	10%	29%	14%	46%
Foreign exchange	2%	2%	1%	1%

Total % Change	12%	31%	15%	47%

          Specialty Materials sales increased by 12 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 due to a 10 percent increase in organic growth and a favorable impact in foreign exchange rates of 2 percent. Specialty Materials sales increased by 15 percent for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 due to a 14 percent increase in organic growth and a favorable impact in foreign exchange rates of 1 percent.

•

Advanced Materials sales increased by 12 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 and 16 percent for the first six months driven by (i) a 12 percent second quarter and 18 percent first six months increase in Resins and Chemicals sales primarily due to higher prices driven by strong Asia demand and formula pricing arrangements partially offset by decreased volumes due to disruptions in phenol supply, a critical material in the production of caprolactam, (ii) a 9 percent second quarter and 16 percent first six months increase in Fluorine Products sales due to higher pricing reflecting robust global demand and tight industry supply conditions, (iii) a 14 percent second quarter and 17 percent first six months increase in Specialty Products sales most significantly due to higher sales volume in our polyethylene wax and Armor products, and commercial excellence initiatives, and (iv) a 14 percent second quarter and 10 percent first six months increase in electronic materials due to favorable pricing and new product and customer wins.

We expect the Fluorine Products year over year sales growth rate to moderate in the second half of 2011 due to reduced seasonal demand and increased available capacity in the marketplace.

In the quarter, the Company entered into a definitive agreement to acquire a phenol production facility. This acquisition helps to secure the long-term supply of phenol, a critical raw material for the production of caprolactam in our Resins and Chemicals business. The acquisition is expected to close in July 2011.

•

UOP sales increased by 12 percent in the quarter and six months ended June 30, 2011 compared with the quarter and six months ended June 30, 2010 driven primarily by increased licensing and service revenues and higher unit sales of refining catalysts, reflecting continued strengthening in the refining and petrochemical industries.

          Specialty Materials segment profit increased by 31 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 due to a 29 percent increase in operational segment profit and a favorable impact of 2 percent in foreign exchange rates. The increase in operational segment profit is primarily due to the favorable price to raw materials spread and higher licensing and service revenues, partially offset by continued investment in growth initiatives. Cost of products and services sold totaled $1.0 billion for the quarter ended June 30, 2011, an increase of approximately $85 million which is primarily due to material inflation as well as continued investment in growth initiatives.

          Segment profit for the six months ended June 30, 2011 increased 47 percent compared with the six months ended June 30, 2010 due to increased operational segment profit of 46 percent and a favorable impact of 1 percent in foreign exchange rates. The increase in operational segment profit is primarily due to the favorable price to raw materials spread and higher licensing and service revenues, partially offset by continued investment in growth initiatives. Cost of goods sold totaled $2.0 billion for the six months ended June 30, 2011, an increase of approximately $179 million which is primarily due to material inflation as well as continued investment in growth initiatives.

Transportation Systems

          The Consumer Products Group business had historically been part of the Transportation Systems reportable segment. In accordance with the presentation of CPG as discontinued operations, results for current periods presented as well as all future periods include Turbo Technologies and Friction Materials only. See Note 3 Acquisitions and Divestitures for further details.

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	2010	Change	2011	2010	Change

Net sales	$990	$783	26%	$1,955	$1,550	26%
Cost of products and services sold	807	646		1,608	1,295
Selling, general and administrative expenses	44	38		83	79
Other	10	10		17	18

Segment profit	$129	$89	45%	$247	$158	56%

	2011 vs. 2010

Factors Contributing to Year-Over-Year Change	Three Months Ended June 30,		Six Months Ended June 30,

	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	14%	34%	20%	50%
Foreign exchange	12%	11%	6%	6%

Total % Change	26%	45%	26%	56%

          Transportation Systems sales increased by 26 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 primarily due to a 14 percent increase in organic revenue driven by increased sales volume and a favorable impact of foreign exchange of 12 percent.

          Transportation Systems sales increased by 26 percent in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 due to a 20 percent increase in organic revenue driven by increased sales volume and 6 percent favorable impact of foreign exchange.

          In both the second quarter and the six months ended June 30, 2011 the sales increase was primarily driven by (i) increased turbocharger sales to both light vehicle and commercial vehicle engine manufacturers due primarily to new platform launches and strong diesel penetration rates in Western Europe and (ii) the favorable impact of foreign exchange. We expect the turbocharger year over year sales growth rate to moderate in the second half of 2011 due to anticipated normalized seasonal production levels of original equipment customers and stabilization of diesel penetration rates.

          Transportation Systems segment profit increased by 45 percent in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010 due to a 34 percent increase in operational segment profit and an 11 percent impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 27 percent positive impact from price and productivity, net of material inflation and 7 percent positive impact from higher sales volumes. Cost of goods sold totaled $807 million for the quarter ended June 30, 2011, an increase of $161 million which is primarily a result of higher sales volume, material inflation and foreign exchange partially offset by positive impact from productivity.

          Transportation Systems segment profit increased by 56 percent in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 due to a 50 percent increase in operational segment profit and 6 percent impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 30 percent positive impact from price and productivity, net of material inflation and 20 percent positive impact from higher sales volumes. Cost of goods sold totaled $1.6 billion for the six months ended June 30, 2011, an increase of $313 million which is primarily a result of higher sales volume, material inflation and foreign exchange, partially offset by positive impact from productivity.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and six months ended June 30, 2011 and 2010. Our repositioning actions are expected to generate incremental pretax savings of approximately $200 million in 2011 compared with 2010 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $81 million in the six months ended June 30, 2011 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $150 million in 2011 and will be funded through operating cash flows.

B.	Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, are summarized as follows:

	2011	2010

Cash provided by (used for):
Operating activities	$695	$1,833
Investing activities	(74)	(1,492)
Financing activities	190	(544)
Effect of exchange rate changes on cash	87	(147)

Net increase/(decrease) in cash and cash equivalents	$898	$(350)

          Cash provided by operating activities decreased by $1,138 million during the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to i) a voluntary cash contribution of $1 billion to our U.S. pension plans in January 2011 and ii) a $444 million unfavorable impact from an increase in working capital (driven by higher receivables and increased purchases of raw materials and component inventory to support higher demand, partially offset by a corresponding increase to accounts payable) iii) higher cash tax payments of approximately $145 million, partially offset by a $460 million increase in net income.

          Cash used for investing activities decreased by $1,418 million during the six months ended June 30, 2011 compared with the six months ended June 30, 2010 primarily due to a decrease in cash paid for acquisitions of $988 million (most significantly the Sperian escrow payment of $859 million in 2010), an increase in proceeds from sales of businesses of $215 million (most significantly the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment), and a net $248 million decrease in investments of short-term marketable securities.

          Cash provided by financing activities increased by $734 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to an increase in the net proceeds from debt of $1,133 million, partially offset by $359 million net repurchases of common stock.

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

          In January 2011, the Company entered into a definitive agreement to sell its Consumer Products Group business to Rank Group Limited for approximately $950 million. The Company has received all necessary regulatory approvals for the transaction, which is expected to close in the third quarter of 2011. We currently estimate that the transaction will result in a pre-tax gain of approximately $300 million, approximately $150 million net of tax. The sale of CPG, within the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

          In January 2011, Honeywell made a voluntary cash contribution of $1 billion to our U.S. pension plans to improve the funded status of the plans. In addition, the Company is evaluating additional voluntary contributions in 2011 and currently expects to contribute approximately $400 million of the proceeds from the sale of its Consumer Products Group business to our U.S. pension plans. The timing and amount of contributions may be impacted by a number of factors, including the rate of return on plan assets and discount rates.

          In February 2011, the Board of Directors authorized the repurchase of up to a total of $3 billion of Honeywell common stock. Honeywell presently expects to repurchase outstanding shares from time to time during 2011 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our saving plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities (see Part II, Item 2 for share repurchases in the second quarter of 2011).

          In June 2011, the Company entered into a definitive agreement to acquire EMS Technologies, Inc. (EMS), a leading provider of connectivity solutions for mobile networking, rugged mobile computers, and satellite communications for $33 per share in cash (or an aggregate purchase price of approximately $491 million, net of cash acquired) pursuant to a tender offer. EMS is a US public company which operates globally and had reported 2010 revenues of approximately $355 million. EMS’s board has unanimously recommended the tender offer. The completion of the tender offer is subject to certain conditions, including, among others, the valid tendering without withdrawal of EMS shares representing at least a majority of the outstanding shares of EMS common stock on a fully-diluted basis and the receipt of regulatory approvals. We expect to complete the acquisition of EMS in the third quarter of 2011 and to fund the acquisition with available cash and the issuance of commercial paper. EMS will be integrated into our Automation and Control Solutions and Aerospace Segments.

C. Other Matters

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of June 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 12, 2010.

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

          See our 2010 Annual Report on Form 10-K (Item 7A). As of June 30, 2011, there has been no material change in this information.

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

          Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

          Although the outcome of the matter discussed below cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

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

Item 2.	Changes in Securities and Use of Proceeds

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

          The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the six months ended June 30, 2011:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

April 2011	750,000	$61.54	750,000	$2,954
May 2011	7,500,000	$60.98	7,500,000	$2,496

Item 6.	EXHIBITS

	(a)	Exhibits. See the Exhibit Index on page 49 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 22, 2011	By:	/s/ Kathleen A. Winters

Kathleen A. Winters Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)

10.2*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (filed herewith)

10.3*

Honeywell International Inc. Incentive Compensation Plan For Executive Employees, Amended and Restated Effective As Of January 1, 2011 (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities and Exchange Act of 1934)

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