Form 10-Q
period 2011-09-30
HONEYWELL INTERNATIONAL INC
filed 2011-10-21
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 773,497,365 shares of Common Stock outstanding at September 30, 2011.

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

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

ITEM 1.	FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

	(Dollars in millions, except per share amounts)

Product sales	$7,308	$6,329	$21,267	$18,320
Service sales	1,990	1,810	5,789	5,281

Net sales	9,298	8,139	27,056	23,601

Costs, expenses and other
Cost of products sold	5,739	4,959	16,358	14,238
Cost of services sold	1,294	1,211	3,763	3,566

	7,033	6,170	20,121	17,804
Selling, general and administrative expenses	1,303	1,129	3,783	3,329
Other (income) expense	(21)	(78)	(72)	(89)
Interest and other financial charges	90	96	285	294

	8,405	7,317	24,117	21,338

Income from continuing operations before taxes	893	822	2,939	2,263
Tax expense	207	245	767	650

Income from continuing operations after taxes	686	577	2,172	1,613

Net income from discontinued operations after taxes	177	19	209	53

Net income	863	596	2,381	1,666

Less: Net income attributable to the noncontrolling interest	1	(2)	4	13

Net income attributable to Honeywell	$862	$598	$2,377	$1,653

Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	685	579	2,168	1,600
Income from discontinued operations	177	19	209	53

Net income attributable to Honeywell	$862	$598	$2,377	$1,653

Earnings per share of common stock - basic:
Income from continuing operations	0.88	0.75	2.77	2.08
Income from discontinuing operations	0.23	0.02	0.27	0.07

Net income attributable to Honeywell	$1.11	$0.77	$3.04	$2.15

Earnings per share of common stock - assuming dilution:
Income from continuing operations	0.87	0.74	2.73	2.06
Income from discontinuing operations	0.23	0.02	0.26	0.07

Net income attributable to Honeywell	$1.10	$0.76	$2.99	$2.13

Cash dividends per share of common stock	$0.3325	$0.3025	$0.9975	$0.9075

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

		September 30, 2011	December 31, 2010

		(Dollars in millions)
	ASSETS
	Current assets:
	Cash and cash equivalents	$3,885	$2,650
	Accounts, notes and other receivables	7,316	6,841
	Inventories	4,369	3,822
	Deferred income taxes	867	877
	Investments and other current assets	607	455
	Assets held for sale	—	841

	Total current assets	17,044	15,486

	Investments and long-term receivables	465	616
	Property, plant and equipment - net	4,725	4,724
	Goodwill	11,645	11,275
	Other intangible assets - net	2,376	2,537
	Insurance recoveries for asbestos related liabilities	748	825
	Deferred income taxes	1,056	1,221
	Other assets	1,386	1,150

	Total assets	$39,445	$37,834

	LIABILITIES
	Current liabilities:
	Accounts payable	$4,570	$4,199
	Short-term borrowings	60	67
	Commercial paper	700	299
	Current maturities of long-term debt	515	523
	Accrued liabilities	7,014	6,446
	Liabilities related to assets held for sale	—	190

	Total current liabilities	12,859	11,724

	Long-term debt	6,880	5,755
	Deferred income taxes	505	636
	Postretirement benefit obligations other than pensions	1,386	1,477
	Asbestos related liabilities	1,574	1,557
	Other liabilities	4,474	5,898

	SHAREOWNERS’ EQUITY
Capital	- common stock issued	958	958
	- additional paid-in capital	4,113	3,977
	Common stock held in treasury, at cost	(8,973)	(8,299)
	Accumulated other comprehensive income (loss)	(1,122)	(1,067)
	Retained earnings	16,686	15,097

	Total Honeywell shareowners’ equity	11,662	10,666
	Noncontrolling interest	105	121

	Total shareowners’ equity	11,767	10,787

	Total liabilities and shareowners’ equity	$39,445	$37,834

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2011	2010

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$2,377	$1,653
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	704	716
Gain on sale of non-strategic businesses and assets	(353)	—
Repositioning and other charges	637	482
Net payments for repositioning and other charges	(335)	(229)
Pension and other postretirement expense	(24)	161
Pension and other postretirement benefit payments	(1,495)	(136)
Stock compensation expense	129	123
Deferred income taxes	197	688
Excess tax benefits from share based payment arrangements	(31)	(5)
Other	(17)	(97)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(433)	(569)
Inventories	(440)	(356)
Other current assets	(53)	(46)
Accounts payable	365	329
Accrued liabilities	128	444

Net cash provided by operating activities	1,356	3,158

Cash flows from investing activities:
Expenditures for property, plant and equipment	(466)	(351)
Proceeds from disposals of property, plant and equipment	3	8
Increase in investments	(322)	(435)
Decrease in investments	288	94
Cash paid for acquisitions, net of cash acquired	(627)	(1,318)
Proceeds from sales of businesses, net of fees paid	1,170	—
Other	67	22

Net cash provided by/(used for) investing activities	113	(1,980)

Cash flows from financing activities:
Net increase in commercial paper	401	599
Net (decrease)/increase in short-term borrowings	(4)	18
Payment of debt assumed with acquisitions	—	(326)
Proceeds from issuance of common stock	232	111
Proceeds from issuance of long-term debt	1,389	—
Payments of long-term debt	(439)	(1,004)
Excess tax benefits from share based payment arrangements	31	5
Repurchases of common stock	(1,009)	—
Cash dividends paid	(796)	(704)

Net cash used for financing activities	(195)	(1,301)

Effect of foreign exchange rate changes on cash and cash equivalents	(39)	(38)

Net increase/(decrease) in cash and cash equivalents	1,235	(161)
Cash and cash equivalents at beginning of period	2,650	2,801

Cash and cash equivalents at end of period	$3,885	$2,640

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2011 and 2010 were October 1, 2011 and October 2, 2010, respectively.

          The financial information as of September 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

          Certain prior year amounts have been reclassified to conform to current year presentation.

          The Company has reported its Consumer Products Group business (CPG) as a discontinued operation as of June 30, 2011. Accordingly, the results of operations for all periods presented have been reclassified to reflect the business as a discontinued operation and the assets and liabilities of the business have been reclassified as held for sale as of December 31, 2010. The net income attributable to the non-controlling interest for the discontinued operations is insignificant.

Note 2. Recent Accounting Pronouncements

          Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

          The Company considers the applicability and impact of all recent ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

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

          In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

Note 3. Acquisitions and Divestitures

          Acquisitions–In August 2011, the Company acquired 100 percent of the issued and outstanding shares of EMS Technologies, Inc. (EMS), a leading provider of connectivity solutions for mobile networking, rugged mobile computers and satellite communications. EMS is a US public company which operates globally and had reported 2010 revenues of approximately $355 million.

          The aggregate value, net of cash acquired, was approximately $513 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. On a preliminary basis, the Company has assigned approximately $134 million to identifiable intangible assets, of which approximately $93 million and approximately $41 million were recorded within the Aerospace and Automation and Control segments respectively, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives, using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $240 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and serve as entry into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business into our Aerospace and Automation and Control Solutions segments. These cost synergies are expected to be realized principally in the areas of selling, general and administrative expenses, material sourcing and manufacturing. This goodwill is non-deductible for tax purposes.

          The results from the acquisition date through September 30, 2011 are included in the Aerospace and Automation and Control Solutions segments and were not material to the consolidated financial statements. As of September 30, 2011, the purchase accounting for EMS is subject to final adjustment primarily for the valuation of inventory and property, plant and equipment, useful lives of intangible assets, amounts allocated to intangible assets and goodwill, and for certain pre-acquisition contingencies.

          Divestitures–In July 2011, the Company sold its Consumer Products Group business (CPG) to Rank Group Limited. The sale was completed for approximately $955 million in cash proceeds, resulting in a pre-tax gain of approximately $301 million and approximately $178 million net of tax. The gain was recorded in net income from discontinued operations after taxes in the Company’s Consolidated Statement of Operations for the quarter ended September 30, 2011. The net income attributable to the non-controlling interest for the discontinued operations is insignificant. The sale of CPG, which had been part of the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

          The key components of income from discontinued operations related to CPG were as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net sales	$60	$253	$530	$728
Costs, expenses and other	51	199	421	572
Selling, general and administrative expense	14	23	63	71
Other (income) expense	(3)	2	(2)	3

(Loss) income before taxes	(2)	29	48	82

Gain on disposal of discontinued operations	301	—	301	—

Net income from discontinued operations before taxes	299	29	349	82

Tax expense	122	10	140	29

Net income from discontinued operations after taxes	$177	$19	$209	$53

          The components of assets and liabilities classified as discontinued operations and included in other current assets and other current liabilities related to the CPG business consisted of the following:

December 31, 2010

Accounts, notes and other receivables	$227
Inventories	136
Property, plant and equipment - net	116
Goodwill and other intangibles - net	359
Other	3

Total assets	$841

Accounts payable	$145
Accrued and other liabilities	45

Total liabilities	$190

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Severance	$194	$64	$237	$121
Asset impairments	76	12	86	21
Exit costs	35	5	47	9
Adjustments	(7)	(9)	(21)	(17)

Total net repositioning charge	298	72	349	134

Asbestos related litigation charges, net of insurance	38	48	116	135
Probable and reasonably estimable environmental liabilities	76	68	177	169
Other	(2)	24	(5)	42

Total net repositioning and other charges	$410	$212	$637	$480

          The following table summarizes the pretax classification of total net repositioning and other charges by income statement caption:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Cost of products and services sold	$343	$185	$545	$445
Selling, general and administrative expenses	67	27	92	35

	$410	$212	$637	$480

          The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Aerospace	$38	$27	$32	$33
Automation and Control Solutions	137	34	182	63
Specialty Materials	28	14	41	25
Transportation Systems	120	44	196	149
Corporate	87	93	186	210

	$410	$212	$637	$480

          In the quarter ended September 30, 2011, we recognized repositioning charges totaling $305 million including severance costs of $194 million related to workforce reductions of 2,097 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, factory consolidations and/or rationalizations and an organizational realignment of a business in our Automation and Control Solutions segment, factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions and Aerospace segments, the consolidation of non-U.S. repair facilities in our Aerospace segment, the exit of a product line in our Specialty Materials segment, and cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives. The repositioning charges included asset impairments of $76 million principally related to the write-off of certain intangible assets in our Automation and

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Control Solutions segment due to a change in branding strategy and manufacturing plant and equipment associated with the planned shutdown of a manufacturing facility and exit of a product line as discussed above. The repositioning charges also included exit costs of $35 million principally for costs to terminate a contract in connection with the exit from a product line in our Aerospace segment and closure obligations associated with the planned shutdown of a manufacturing facility and exit of a product line as discussed above.

          In the quarter ended September 30, 2010, we recognized repositioning charges totaling $81 million including severance costs of $64 million related to workforce reductions of 1,188 manufacturing and administrative positions in our Automation and Control Solutions, Aerospace and Specialty Materials segments. The workforce reductions were related to achieving acquisition-related synergies in our Automation and Control Solutions segment, factory transitions in our Automation and Control Solutions and Specialty Materials segments to more cost-effective locations, the exit and/or rationalization of certain product lines in our Specialty Materials segment, and the wind-down of certain programs in the Defense and Space business of our Aerospace segment. The repositioning charges also included asset impairments of $12 million principally related to manufacturing plant and equipment associated with the exit and/or rationalization of certain product lines in our Specialty Materials segment.

          In the nine months ended September 30, 2011, we recognized repositioning charges totaling $370 million including severance costs of $237 million related to workforce reductions of 3,043 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives, factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions and Aerospace segments, the exit from and/or rationalization of certain product lines and markets in our Specialty Materials and Automation and Control Solutions segments, the consolidation of repair facilities in our Aerospace segment, and factory consolidations and/or rationalizations and organizational realignments of businesses in our Automation and Control Solutions segment. The repositioning charges included asset impairments of $86 million principally related to the write-off of certain intangible assets in our Automation and Control Solutions segment due to a change in branding strategy and manufacturing plant and equipment associated with the planned shutdown of a manufacturing facility and the exit of a product line and a factory transition as discussed above. The repositioning charges also included exit costs of $47 million principally for costs to terminate contracts related to the exit of a market and product line and a factory transition and closure obligations associated with the planned shutdown of a manufacturing facility and exit of a product line as discussed above. Also, $21 million of previously established accruals, primarily for severance at our Aerospace and Automation and Control Solutions segments, were returned to income in the first nine months of 2011 due principally to fewer employee separations than originally planned associated with prior severance programs.

          In the nine months ended September 30, 2010, we recognized repositioning charges totaling $151 million including severance costs of $121 million related to workforce reductions of 2,155 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of certain manufacturing facilities in our Automation and Control Solutions and Transportation Systems segments, cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives, factory transitions in our Aerospace, Automation and Control Solutions and Specialty Materials segments to more cost-effective locations, achieving acquisition-related synergies in our Automation and Control Solutions segment, and the exit and/or rationalization of certain product lines in our Specialty Materials segment. The repositioning charges also included asset impairments of $21 million principally related to manufacturing plant and equipment associated with the exit and/or rationalization of certain product lines and in facilities scheduled to close. Also, $17 million of previously established accruals, primarily for severance at our Automation and Control Solutions, Transportation Systems and Aerospace segments, were returned to income in the first nine months of 2010 due primarily to fewer employee separations than originally planned associated with prior severance programs.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2010	$276	$—	$34	$310
Charges	237	86	47	370
Usage - cash	(95)	—	(17)	(112)
Usage - noncash	—	(86)	—	(86)
Foreign currency translation	—	—	—	—
Adjustments	(21)	—	—	(21)

September 30, 2011	$397	$—	$64	$461

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

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$15	$15	$7	$37
Costs incurred during:
Current year-to-date	—	—	—	—

Remaining exit and disposal costs	$15	$15	$7	$37

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$11	$10	$2	$23
Costs incurred during:
Year ended December 31, 2010	—	—	—	—
Current year-to-date	(1)	(3)	—	(4)

Remaining exit and disposal costs	$10	$7	$2	$19

          In the quarter ended September 30, 2011, we recognized a charge of $76 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $38 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2011, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the quarter ended September 30, 2010, we recognized a charge of $68 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $48 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2010, net of probable insurance recoveries. We also recognized other charges of $24 million in connection with the evaluation of potential resolution of certain legal matters.

          In the nine months ended September 30, 2011, we recognized a charge of $177 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $116 million

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2011, net of probable insurance recoveries.

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

Note 5. Other (income) expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Equity (income)/loss of affiliated companies	$(13)	$(3)	$(36)	$(16)
Gain on sale of non-strategic businesses and assets	(6)	—	(52)	—
Interest income	(15)	(14)	(42)	(30)
Foreign exchange	5	(3)	23	5
Other, net	8	(58)	35	(48)

	$(21)	$(78)	$(72)	$(89)

          Gain on sale of non-strategic businesses and assets for the nine months ended September 30, 2011 includes a $41 million pre-tax gain, $25 million net of tax, related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment.

          Other, net in the nine months ended September 30, 2011 includes a loss of $29 million resulting from early redemption of debt in the first quarter of 2011. See Note 10 Long-term Debt and Credit Agreements for further details.

          Other, net in the three and nine months ended September 30, 2010 includes a $62 million pre-tax gain, $39 million net of tax, related to the consolidation of a joint venture within our Specialty Materials segment. The Company obtained control and the ability to direct those activities most significant to the joint venture’s economic performance in last year’s third quarter, resulting in consolidation.

Note 6. Earnings Per Share

          The details of the earnings per share calculations for the three and nine months ended September 30, 2011 and 2010 are as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

Basic	2011	2010	2011	2010

Income from continuing operations less net income attributable to the noncontrolling interest	$685	$579	$2,168	$1,600
Income from discontinued operations	177	19	209	53

Net income attributable to Honeywell	862	598	2,377	1,653

Weighted average shares outstanding	778.2	776.5	782.9	770.6

Earnings per share of common stock
Income from continuing operations	0.88	0.75	2.77	2.08
Income from discontinued operations	0.23	0.02	0.27	0.07

Net income attributable to Honeywell	$1.11	$0.77	$3.04	$2.15

	Three Months Ended September 30		Nine Months Ended September 30

Assuming Dilution	2011	2010	2011	2010

Income from continuing operations less net income attributable to the noncontrolling interest	$685	$579	$2,168	$1,600
Income from discontinued operations	177	19	209	53

Net income attributable to Honeywell	862	598	2,377	1,653

Average Shares
Weighted average shares outstanding	778.2	776.5	782.9	770.6
Dilutive securities issuable - stock plans	8.7	6.3	11.1	6.7

Total weighted average shares outstanding	786.9	782.8	794.0	777.3

Earnings per share of common stock
Income from continuing operations	0.87	0.74	2.73	2.06
Income from discontinued operations	0.23	0.02	0.26	0.07

Net income attributable to Honeywell	$1.10	$0.76	$2.99	$2.13

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2011, the weighted average number of stock options excluded from the computations were 11.6 and 8.9 million, respectively. For the three and nine months ended September 30, 2010, the weighted average number of stock options excluded from the computations were 21.7 and 18.3 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 7. Accounts, Notes and Other Receivables

	September 30, 2011	December 31, 2010

Trade	$7,101	$6,471
Other	455	647

	7,556	7,118
Less - Allowance for doubtful accounts	(240)	(277)

	$7,316	$6,841

          Trade Receivables includes $1,495, and $1,307 million of unbilled balances under long-term contracts as of September 30, 2011 and December 31, 2010, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	September 30, 2011	December 31, 2010

Raw materials	$1,311	$1,139
Work in process	918	792
Finished products	2,306	2,045

	4,535	3,976
Reduction to LIFO cost basis	(166)	(154)

	$4,369	$3,822

Note 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the nine months ended September 30, 2011 by segment is as follows:

	December 31, 2010	Acquisitions	Divestitures	Currency Translation Adjustment	September 30, 2011

Aerospace	$1,883	$153	$—	$2	$2,038
Automation and Control Solutions	7,907	144	(12)	60	8,099
Specialty Materials	1,291	16	—	4	1,311
Transportation Systems	194	—	—	3	197

	$11,275	$313	$(12)	$69	$11,645

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2011			December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,176	$(748)	$428	$1,101	$(676)	$425
Customer relationships	1,651	(473)	1,178	1,688	(399)	1,289
Trademarks	156	(91)	65	186	(84)	102
Other	207	(140)	67	512	(404)	108

	3,190	(1,452)	1,738	3,487	(1,563)	1,924

Indefinite life intangibles:
Trademarks	638	—	638	613	—	613

	$3,828	$(1,452)	$2,376	$4,100	$(1,563)	$2,537

          Amortization expense related to intangible assets for the nine months ended September 30, 2011 and 2010 was $184 and $183 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2011 and determined that there was no impairment as of that date.

Note 10. Long-term Debt and Credit Agreements

	September 30, 2011	December 31, 2010

6.125% notes due 2011	$500	$500
5.625% notes due 2012	—	400
4.25% notes due 2013	600	600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	—
5.375% notes due 2041	600	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	46
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	241	115

	7,395	6,278

Less current portion	(515)	(523)

	$6,880	$5,755

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The schedule of principal payments on long term debt is as follows:

September 30, 2011

2011	$514
2012	17
2013	618
2014	607
2015	1
Thereafter	5,638

7,395
Less-current portion	(515)

$6,880

          In February 2011, the Company issued $800 million 4.25 percent Senior Notes due 2021 and $600 million 5.375 percent Senior Notes due 2041 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,400 million, offset by $19 million in discount and closing costs related to the offering.

          In the first quarter of 2011, the Company repurchased the entire outstanding principal amount of its $400 million 5.625 percent Notes due 2012 via a cash tender offer and a subsequent optional redemption. The cost relating to the early redemption of the Notes, including the “make-whole premium”, was $29 million.

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

          As a source of liquidity, we may periodically sell interests in designated pools of trade accounts receivables to third parties. As of September 30, 2011 and December 31, 2010 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

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

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At September 30, 2011 and December 31, 2010, we had contracts with notional amounts of $4,631 million and $5,733 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, Singapore dollar, Swedish krona, Korean won and Thai baht.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At September 30, 2011 and December 31, 2010, we had contracts with notional amounts of $45 million and $23 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2011 and December 31, 2010, interest rate swap agreements designated as fair value hedges effectively changed $1,400 and $600 million, respectively, of fixed rate debt at an average rate of 4.09 and 3.88 percent, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our available for sale investments in marketable equity securities are level 1 and our remaining financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Assets:
Foreign currency exchange contracts	$16	$16
Available for sale investments	332	322
Interest rate swap agreements	135	22
Forward commodity contracts	1	2

Liabilities:
Foreign currency exchange contracts	$40	$14
Forward commodity contracts	3	2

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

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2011		December 31, 2010

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$127	$127	$203	$199
Liabilities
Long-term debt and related current maturities	$7,395	$8,395	$6,278	$6,835

          In the three and nine months ended September 30, 2011, the Company had nonfinancial assets, specifically property, plant and equipment, with a net book value of $128 million and $143 million, respectively, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $74 million and $85 million, respectively, in the three and nine months ended September 30, 2011. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. In the three and nine months ended September 30, 2010, the Company had nonfinancial assets, specifically property, plant and equipment, software and intangible assets, with a net book value of $13 million and $31 million, respectively, that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $12 million and $29 million, respectively, in the three and nine months ended September 30, 2010.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2011	December 31, 2010

Foreign currency exchange contracts	Accounts, notes, and other receivables	$15	$10
Interest rate swap agreements	Other assets	135	22
Commodity contracts	Accounts, notes, and other receivables	1	2

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2011	December 31, 2010

Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$6

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2011	December 31, 2010

Foreign currency exchange contracts	Accrued liabilities	$36	$9
Commodity contracts	Accrued liabilities	3	2

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2011	December 31, 2010

Foreign currency exchange contracts	Accrued liabilities	$4	$5

Gains (losses) recognized in OCI (effective portions) consist of the following:

	Three Months Ended September, 30		Nine Months Ended September, 30

Designated Cash Flow Hedge	2011	2010	2011	2010

Foreign currency exchange contracts	$(30)	$8	$(14)	$16
Commodity contracts	(3)	(3)	(1)	(6)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedge	Income Statement Location	2011	2010	2011	2010

Foreign currency exchange contracts	Product sales	$10	$(7)	$26	$(13)
	Cost of products sold	(8)	11	(24)	20
	Selling & general administrative	(2)	1	4	(2)

Commodity contracts	Cost of products sold	$1	$(1)	$1	$(4)

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and nine months ended September 30, 2011 and 2010 and are classified within cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $80 and $113 million in the three and nine months ended September 30, 2011. Gains on interest rate swap agreements recognized in earnings were $10 million and $30 million in both the three and nine months ended September 30, 2010. These gains were fully offset by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and nine months ended September 30, 2011, we recognized $4 million of expense and $34 million of income, respectively, in Other (Income) Expense. For the three and nine months ended September 30, 2010, we recognized $18 million of income and $2 million of expense, respectively, in Other (Income) Expense.

Note 12. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net income	$863	$596	$2,381	$1,666

Foreign exchange translation adjustments	(440)	599	67	(106)
Pension and postretirement benefit adjustments	(77)	32	(70)	(96)
Change in fair value of effective cash flow hedges	(33)	—	(24)	1
Change in unrealized gains on available for sale investments(a)	(36)	19	(28)	47

	277	1,246	2,326	1,512
Less: Comprehensive Income/(Loss) attributable to noncontrolling interest(b)	—	(1)	3	15

Comprehensive Income/(Loss) attributable to Honeywell	$277	$1,247	$2,323	$1,497

(a) Includes reclassification adjustment for losses included in net income.

(b) Comprehensive Income/(Loss) attributable to noncontrolling interest consisted predominately of net income.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Changes in Noncontrolling Interest for the nine months ended September 30 consist of the following:

	2011	2010

Balance beginning of period	121	110
Comprehensive Income/(Loss) attributable to noncontrolling interest	3	15
Acquisitions	—	18
Dividends paid	(14)	(7)
Other owner changes	(5)	—

Balance end of period, September 30	105	136

          In the nine months ended September 30, 2011 there was a $2 million decrease to Honeywell additional paid in capital for purchases of existing noncontrolling interests.

          In the nine months ended September 30, 2010 there were no increases or decreases to Honeywell additional paid in capital for purchases and sales of existing noncontrolling interests.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net Sales
Aerospace
Products	$1,660	$1,460	$4,685	$4,241
Services	1,262	1,244	3,743	3,616

Total	2,922	2,704	8,428	7,857
Automation and Control Solutions
Products	3,388	2,972	9,855	8,366
Services	560	502	1,629	1,469

Total	3,948	3,474	11,484	9,835
Specialty Materials
Products	1,300	1,111	3,812	3,377
Services	168	64	417	196

Total	1,468	1,175	4,229	3,573
Transportation Systems
Products	960	786	2,915	2,336
Services	—	—	—	—

Total	960	786	2,915	2,336
Corporate
Products	—	—	—	—
Services	—	—	—	—

Total	—	—	—	—

	$9,298	$8,139	$27,056	$23,601

Segment Profit
Aerospace	$532	$458	$1,450	$1,314
Automation and Control Solutions	544	471	1,499	1,258
Specialty Materials	254	194	819	578
Transportation Systems	121	92	368	250
Corporate	(84)	(56)	(208)	(156)

Total Segment Profit	1,367	1,159	3,928	3,244

Other income/ (expense)(a)	8	75	36	73
Interest and other financial charges	(90)	(96)	(285)	(294)
Stock compensation expense(b)	(38)	(36)	(129)	(122)
Pension expense(b)	(26)	(50)	(83)	(146)
Other postretirement income/(expense)(b)	82	(18)	109	(12)
Repositioning and other charges (b)	(410)	(212)	(637)	(480)

Income before taxes	$893	$822	$2,939	$2,263

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits

	U.S. Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Service cost	$58	$55	$174	$166
Interest cost	190	192	571	576
Expected return on plan assets	(253)	(225)	(760)	(676)
Amortization of prior service cost	8	8	25	24
Settlements and curtailments	—	—	24	—

	$3	$30	$34	$90

	Non-U.S. Plans

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Service cost	$14	$12	$44	$38
Interest cost	60	56	180	169
Expected return on plan assets	(72)	(59)	(215)	(177)
Amortization of transition obligation	—	—	1	—
Amortization of prior service (credit)	—	—	(1)	—
Settlements and curtailments	1	—	2	4

	$3	$9	$11	$34

Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Service cost	$—	$1	$1	$2
Interest cost	17	19	52	62
Amortization of prior service (credit)	(3)	(13)	(25)	(31)
Recognition of actuarial losses	10	9	28	23
Settlements and curtailments	(106)	—	(167)	(46)

	$(82)	$16	$(111)	$10

          In January and September 2011, Honeywell made voluntary cash contributions of $1 billion and $400 million, respectively, to our U.S. pension plans to improve the funded status of the plans. Given lower than expected year to date asset returns and current discount rates, the Company is considering an additional $250 million cash contribution to our pension plans in the fourth quarter of 2011 and additional voluntary contributions in 2012. The timing and amount of contributions may be impacted by a number of factors, including changes in the rate of return on plan assets and discount rates.

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

          In the nine months ended September 30, 2011, in connection with new collective bargaining agreements reached with several of its union groups, Honeywell amended its U.S. retiree medical plans eliminating the subsidy for those union employees. These plan amendments resulted in curtailment gains of $61 and $106 million in the second quarter and third quarter of 2011, respectively, which was included as part of net periodic postretirement benefit cost. The curtailment gains represent the recognition of previously unrecognized prior service credits attributable to the future years of service of the union groups for which future accrual of benefits has been eliminated.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2010	$753
Accruals for environmental matters deemed probable and reasonably estimable	177
Environmental liability payments	(156)
Other	3

September 30, 2011	$777

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2011	December 31, 2010

Accrued liabilities	$306	$328
Other liabilities	471	425

	$777	$753

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

          On May 3, 2005, NJDEP filed a lawsuit in New Jersey Superior Court against Honeywell and two other companies seeking declaratory and injunctive relief, unspecified damages, and the reimbursement of unspecified total costs relating to sites in New Jersey allegedly contaminated with chrome ore processing residue. The claims against Honeywell relate to the activities of a predecessor company which ceased its New Jersey manufacturing operations in the mid-1950’s. In September 2011, the court approved a settlement of the claims. Under the settlement, Honeywell paid $5 million of NJDEP’s past costs, and accepted sole responsibility to remediate 24 of the 53 “Publicly Funded Sites” (i.e., those sites for which none of the three companies had previously accepted remediation responsibility). Honeywell will also bear 50 percent of the costs at another 10 Publicly Funded Sites. We have recorded reserves for the Publicly Funded Sites where appropriate under the accounting policy described above.

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

          We believe that, as part of the NARCO plan of reorganization, a trust will be established for the benefit of all asbestos claimants, current and future, pursuant to Trust Distribution Procedures negotiated with the NARCO Asbestos Claimants Committee and the Court-appointed legal representative for future asbestos claimants. If the trust is put in place and approved by the Court as fair and equitable, Honeywell as well as NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the federally-supervised trust. Honeywell reached agreement with the representative for future NARCO claimants and the Asbestos Claimants Committee to cap its annual contributions to the trust with respect to future claims at a level that would not have a material impact on Honeywell’s operating cash flows.

          In November 2007, the Bankruptcy Court entered an amended order confirming the NARCO Plan without

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

modification and approving the 524(g) trust and channeling injunction in favor of NARCO and Honeywell. In December 2007, certain insurers filed an appeal of the Bankruptcy Court Order in the United States District Court for the Western District of Pennsylvania. The District Court affirmed the Bankruptcy Court Order in July 2008. In August 2008, insurers filed a notice of appeal to the Third Circuit Court of Appeals. Oral argument took place on May 21, 2009 and the matter was submitted for decision. In connection with the settlement of an insurance coverage litigation matter, the insurer appellants withdrew their appeal regarding the NARCO Plan. On August 3, 2010 the Third Circuit Court of Appeals entered an order formally dismissing the NARCO appeal. Although the result in the affiliates’ case will not have a direct substantive impact on the NARCO case, the NARCO Plan of Reorganization cannot become effective until resolution of an appeal of the Chapter 11 proceedings of NARCO affiliates. The Third Circuit reheard the affiliates’ appeal en banc on October 13, 2010 and, on May 4, 2011, reversed the Bankruptcy Court’s confirmation order and remanded for further proceedings. The affiliates’ case has been returned to the Bankruptcy Court where the parties are working to resolve their disputes. The affiliates also filed a petition for certiorari to the U.S. Supreme Court. It is not possible to predict the timing or outcome of discussions between the parties, or the Bankruptcy Court or Supreme Court proceedings, in the affiliates’ case. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

          Our consolidated financial statements reflect an estimated liability for settlement of pending and future NARCO-related asbestos claims of $1,124 million and $1,125 million as of September 30, 2011 and December 31, 2010, respectively. The estimated liability for pending claims is based on terms and conditions, including evidentiary requirements, in definitive agreements with approximately 260,000 current claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. Substantially all settlement payments with respect to current claims have been made. Approximately $100 million of payments due pursuant to these settlements is due only upon establishment of the NARCO trust.

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

          As of September 30, 2011 and December 31, 2010, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future NARCO-related asbestos claims of $685 and $718 million, respectively. This coverage reimburses Honeywell for portions of the costs incurred to settle NARCO related claims and court judgments as well as defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2011, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits based on corresponding Honeywell claims costs. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In the second quarter of 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a declaratory judgment action in the Supreme Court of New York, County of New York against Honeywell and other insurance carriers that provide coverage for NARCO asbestos claims, seeking a declaration regarding coverage

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

obligations for NARCO-related asbestos claims under high excess insurance coverage issued by Travelers and the other insurance carriers. The other insurance carriers asserted cross claims against Honeywell seeking declarations regarding their coverage obligations for NARCO-related asbestos claims under high excess insurance coverage issued by them. Since then, the Company has entered into settlement agreements resolving all asbestos coverage issues with certain of these insurance carriers. Approximately $65 million of remaining unsettled coverage is included in our NARCO-related insurance receivable at September 30, 2011. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In the third quarter of 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in the second quarter of 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from the remaining insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30,	Year Ended December 31,
Claims Activity	2011	2010	2009

Claims Unresolved at the beginning of period	22,480	19,940	51,951
Claims Filed during the period (a)	2,719	4,302	2,697
Claims Resolved during the period(b)	(2,399)	(1,762)	(34,708)

Claims Unresolved at the end of period	22,800	22,480	19,940

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2011	2010	2009

Mesothelioma and Other Cancer Claims	4,919	4,856	4,727
Other Claims	17,881	17,624	15,213

Total Claims	22,800	22,480	19,940

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2010	2009	2008	2007	2006

	(in whole dollars)
Malignant claims	$54,000	$50,000	$65,000	$33,000	$33,000
Nonmalignant claims	$1,300	$200	$1,500	$500	$250

          It is not possible to predict whether resolution values for Bendix related asbestos claims will increase, decrease or stabilize in the future.

          Our consolidated financial statements reflect an estimated liability for resolution of pending and future Bendix related asbestos claims of $613 and $594 million at September 30, 2011 and December 31, 2010, respectively. Our liability for the estimated cost of future Bendix related asbestos claims is based on historic claims filing experience, disease classifications, expected resolution values, and historic dismissal rates. We have valued Bendix pending and future claims using average resolution values for the previous five years. Changes in the tort system, which began in 2006, refocused asbestos litigation on mesothelioma cases, making the five year period 2006 through 2010 representative for forecasting purposes. We update the expected resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year.

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

          As of September 30, 2011 and December 31, 2010, our consolidated financial statements reflect an insurance receivable corresponding to the liability for settlement of pending and future Bendix related asbestos claims of $160 and $157 million, respectively. This coverage is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Based on our ongoing analysis of the probable insurance recovery, insurance receivables are recorded in the financial statements simultaneous with the recording of the estimated liability for the underlying asbestos claims. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, our interpretation of judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers. Insurance receivables are also recorded when structured insurance settlements provide for future fixed payment streams that are not contingent upon future claims or other events. Such amounts are recorded at the net present value of the fixed payment stream.

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

          Refractory and Friction Products — The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2010	$594	$1,125	$1,719
Accrual for update to estimated liability	137	2	139
Asbestos related liability payments	(118)	(3)	(121)

September 30, 2011	$613	$1,124	$1,737

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total

December 31, 2010	$157	$718	$875
Probable insurance recoveries related to estimated liability	18	—	18
Insurance receivable settlement	6	—	6
Insurance receipts for asbestos related liabilities	(21)	(33)	(54)

September 30, 2011	$160	$685	$845

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2011	December 31, 2010

Other current assets	$97	$50
Insurance recoveries for asbestos related liabilities	748	825

	$845	$875

Accrued liabilities	$163	$162
Asbestos related liabilities	1,574	1,557

	$1,737	$1,719

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

          Allen, et al. v. Honeywell Retirement Earnings Plan—Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million (paid from the Company’s pension plan) and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. In October 2009, the Court granted summary judgment in favor of the Honeywell Retirement Earnings Plan with respect to the claim regarding the calculation of benefits. In May 2011, the parties engaged in mediation and reached an agreement in principle to settle the three remaining claims for $23.8 million (also to be paid from the Company’s pension plan). Settlement documents have been submitted to the court for classwide approval and we anticipate a fairness hearing on the settlement in the fourth quarter of 2011 or the first quarter of 2012. Upon court approval of the settlement, all claims in this matter will be fully resolved.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Solvay v. Honeywell— On September 29, 2011, a jury in the District of Delaware returned a unanimous verdict in favor of Honeywell in this patent infringement suit, finding plaintiff Solvay’s asserted patent claim invalid on three grounds and awarding no damages. Solvay had claimed that Honeywell’s manufacture and sale of HFC-245fa infringed its patent and sought damages of $61 million. Honeywell expects Solvay to make a motion requesting the District Court to overturn the jury’s verdict and, in the event that motion is denied, appeal the judgment to the Federal Circuit. Honeywell will continue its vigorous defense and expects to prevail on Solvay’s motion and any appeal.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2011 and the related consolidated statement of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
October 21, 2011

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three and nine months ended September 30, 2011. The financial information as of September 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 11, 2011.

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

A.	Results of Operations – three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net sales	$9,298	$8,139	$27,056	$23,601
% change compared with prior period	14%		15%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date

Volume	5%	6%
Price	3%	3%
Acquisitions/Divestitures	3%	4%
Foreign Exchange	3%	2%

	14%	15%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended September, 30		Nine Months Ended September, 30

	2011	2010	2011	2010

Cost of products and services sold	$7,033	$6,170	$20,121	$17,804
% change compared with prior period	14%		13%

Gross Margin percentage	24.4%	24.2%	25.6%	24.6%

          Cost of products and services sold increased by $863 million or 14 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 principally due to an estimated increase in direct material costs, labor costs, and indirect costs of approximately $650 million, $120 million, and $70 million, respectively, driven substantially by a 14 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A, and an increase of approximately $160 million of repositioning and other charges, partially offset by approximately $110 million decrease in pension and other postretirement expense.

          Cost of products and services sold increased by $2,317 million or 13 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 principally due to an estimated increase in direct material costs, labor costs, and indirect costs of approximately $1.6 billion, $450 million, and $280 million, respectively, driven substantially by a 15 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A, and an increase of approximately $100 million of repositioning and other charges, partially offset by approximately $170 million decrease in pension and other postretirement expense.

          Gross margin percentage increased by 0.2 percentage points in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 primarily due to higher segment gross margin driven by our Aerospace, Specialty Materials, and Automation & Control segments (approximately 0.6 percentage point impact collectively) and lower other postretirement and pension expense (approximately 1.4 percentage point impact), partially offset by higher repositioning and other charges (approximately 1.9 percentage point impact).

          Gross margin percentage increased by 1.0 percentage points in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to higher segment gross margin driven by all the business segments (approximately 0.6 percentage point impact collectively) and lower postretirement and pension expense (approximately 0.6 percentage point impact), partially offset by higher repositioning and other charges (approximately 0.4 percentage point impact).

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Selling, general and administrative expense	$1,303	$1,129	$3,783	$3,329
Percent of sales	14.0%	13.9%	14.0%	14.1%

          Selling, general and administrative expenses (SG&A) increased as a percentage of sales by 0.1 percent in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 driven by an estimated $130 million increase in labor costs resulting from acquisitions, repositioning actions, investment for growth and merit increase, partially offset by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A.

          SG&A decreased as a percentage of sales by 0.1 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 driven by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A, partially offset by an estimated $420 million increase in labor costs resulting from acquisitions, investment for growth, merit increase and repositioning actions.

Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Equity (income)/loss of affiliated companies	$(13)	$(3)	$(36)	$(16)
Gain on sale of non-strategic businesses and assets	(6)	—	(52)	—
Interest income	(15)	(14)	(42)	(30)
Foreign exchange	5	(3)	23	5
Other, net	8	(58)	35	(48)

	$(21)	$(78)	$(72)	$(89)

          Other income of $21 million decreased by $57 million for the three months ended September 30, 2011 compared with the three months ended September 30, 2010. The decrease is due primarily to a $62 million pre-tax gain related to the consolidation of a joint venture within our Specialty Materials segment in the third quarter of 2010 (see Note 5 of Notes to Financial Statements).

          Other income of $72 million decreased by $17 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. The decrease is due primarily to a $41 million pre-tax gain related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment, partially offset by a $62 million pre-tax gain related to the consolidation of a joint venture within our Specialty Materials segment in the third quarter of 2010 (see Note 5 of Notes to Financial Statements).

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Interest and other financial charges	$90	$96	$285	$294
% change compared with prior period	(6)%		(3)%

          Interest and other financial charges decreased by $6 million in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 and by $9 million in the nine months ended 2011, compared with the nine months ended September 30, 2010 primarily due to lower borrowing costs, partially offset by higher debt balances.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Tax expense	$207	$245	$767	$650
Effective tax rate	23.2%	29.8%	26.1%	28.7%

          The effective tax rate decreased by 6.6 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 due primarily to decreased tax expense related to the favorable outcome of tax audits, as well as the tax impact of the consolidation of a joint venture within our Specialty Materials segment in 2010 (see Note 5 of Notes to Financial Statements). In conjunction with settlement of the tax audits, the tax contingency reserves were adjusted accordingly. Additionally, during the quarter ended September 30, 2011, the Company adjusted its tax contingency reserve related to certain foreign operations by reclassifying an unrealized future tax benefit to an unrecognized tax position. This balance sheet reclassification had no impact on tax expense for the three and nine months ended September 30, 2011.

          The effective tax rate decreased by 2.6 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due primarily to decreased tax expense related to the favorable outcome of tax audits and the 2010 tax impact from enacted change in the tax treatment of the Medicare Part D program.

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

Net Income Attributable to Honeywell

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Amounts attributable to Honeywell
Income from continuing operations	685	579	2,168	1,600
Income from discontinued operations	177	19	209	53

Net income attributable to Honeywell	$862	$598	$2,377	$1,653

Earnings per share of common stock – assuming dilution
Income from continuing operations	$0.87	$0.74	$2.73	$2.06
Income from discontinued operations	0.23	0.02	0.26	0.07

Net Income	1.10	0.76	2.99	2.13

          Earnings per share of common stock – assuming dilution increased by $0.34 per share in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 primarily due to increased segment profit in each of our Business Segments, gain on disposal of discontinued operations, lower other postretirement and pension expense and lower tax expense, partially offset by increased repositioning and other charges and lower other income / (expense).

          Earnings per share of common stock – assuming dilution increased by $0.86 per share in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, primarily due to increased segment profit in each of our Business Segments, lower other postretirement and pension expense and gain on disposal of discontinued operations, partially offset by increased repositioning and other charges, higher tax expense, increase in the number of shares outstanding and lower other income / (expense).

Review of Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net Sales
Aerospace
Products	$1,660	$1,460	$4,685	$4,241
Services	1,262	1,244	3,743	3,616

Total	2,922	2,704	8,428	7,857
Automation and Control Solutions
Products	3,388	2,972	9,855	8,366
Services	560	502	1,629	1,469

Total	3,948	3,474	11,484	9,835
Specialty Materials
Products	1,300	1,111	3,812	3,377
Services	168	64	417	196

Total	1,468	1,175	4,229	3,573
Transportation Systems
Products	960	786	2,915	2,336
Services	—	—	—	—

Total	960	786	2,915	2,336
Corporate
Products	—	—	—	—
Services	—	—	—	—

Total	—	—	—	—

	$9,298	$8,139	$27,056	$23,601

Segment Profit
Aerospace	$532	$458	$1,450	$1,314
Automation and Control Solutions	544	471	1,499	1,258
Specialty Materials	254	194	819	578
Transportation Systems	121	92	368	250
Corporate	(84)	(56)	(208)	(156)

Total Segment Profit	1,367	1,159	3,928	3,244

Other income/ (expense)(a)	8	75	36	73
Interest and other financial charges	(90)	(96)	(285)	(294)
Stock compensation expense(b)	(38)	(36)	(129)	(122)
Pension expense(b)	(26)	(50)	(83)	(146)
Other postretirement income/(expense)(b)	82	(18)	109	(12)
Repositioning and other charges (b)	(410)	(212)	(637)	(480)

Income before taxes	$893	$822	$2,939	$2,263

(a)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended September 30,		% change	Nine Months Ended September 30,		% change

	2011	2010 (a)		2011	2010 (a)

Aerospace Sales
Commercial:
Air transport and regional
Original equipment	$361	$332	9%	$1,093	$1,016	8%
Aftermarket	721	634	14%	2,073	1,809	15%
Business and general aviation
Original equipment	213	126	69%	496	374	33%
Aftermarket	314	251	25%	879	709	24%
Defense and Space Sales	1,313	1,361	(4)%	3,887	3,949	(2)%

Total Aerospace Sales	2,922	2,704		8,428	7,857

Automation and Control Solutions Sales
Products	2,475	2,153	15%	7,273	6,086	20%
Solutions	1,473	1,321	12%	4,211	3,749	12%

Total Automation and Control Solutions Sales	3,948	3,474		11,484	9,835

Specialty Materials Sales
UOP	506	372	36%	1,380	1,150	20%
Advanced Materials	962	803	20%	2,849	2,423	18%

Total Specialty Materials Sales	1,468	1,175		4,229	3,573

Transportation Systems Sales
Turbo Technologies	960	786	22%	2,915	2,336	25%

Total Transportation Systems Sales	960	786		2,915	2,336

Net Sales	$9,298	$8,139		$27,056	$23,601

(a) - Certain prior year amounts have been reclassified to conform to the current year presentation.

Aerospace

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	% Change	2011	2010	% Change

Net sales	$2,922	$2,704	8%	$8,428	$7,857	7%
Cost of products and services sold	2,192	2,058		6,396	5,991
Selling, general and administrative expenses	149	138		431	403
Other	49	50		151	149

Segment profit	$532	$458	16%	$1,450	$1,314	10%

	2011 vs. 2010

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	6%	11%	7%	11%
Acquisitions and divestitures, net	1%	1%	—	—
Other	1%	4%	—	(1)%

Total % Change	8%	16%	7%	10%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

	% of Aerospace Sales		% Dollar Change	% of Aerospace Sales		% Dollar Change

Customer End-Markets	2011	2010		2011	2010

Commercial:
Air transport and regional Original equipment	12%	12%	9%	13%	13%	8%
Aftermarket	25%	24%	14%	25%	23%	15%
Business and general aviation Original equipment	7%	5%	69%	6%	5%	33%
Aftermarket	11%	9%	25%	10%	9%	24%
Defense and Space	45%	50%	(4)%	46%	50%	(2)%

Total	100%	100%	8%	100%	100%	7%

          Aerospace sales increased by 8 percent in the quarter ended September 30, 2011, compared with the quarter ended September 30, 2010 due to a 6 percent increase in organic growth due to increased commercial sales volume, partially offset by a decline in defense and space revenues, a 1 percent growth from the EMS acquisition, and a 1 percent increase in revenue due to lower original equipment manufacturers (OEM) payments in the quarter ended September 30, 2011.

          Aerospace sales increased by 7 percent in the nine months ended September 30, 2011, compared with the quarter ended September 30, 2010 due to a 7 percent increase in organic growth primarily due to increased commercial sales volume.

          Details regarding the changes in sales by customer end-markets are as follows:

•

Air transport and regional original equipment (OE) sales increased 9 percent for the quarter ended September 30, 2011, driven by higher sales to our OE customers, consistent with higher production rates and platform mix. Air transport and regional original equipment (OE) sales increased 8 percent for the nine months ended September 30, 2011, driven by higher sales to our OE customers, consistent with higher production rates, platform mix and a higher win rate on selectables (components selected by purchasers of new aircraft).

•

Air transport and regional aftermarket sales increased for both three and nine months ended September 30, 2011 by 14 and 15 percent, respectively, primarily due to increased sales of spare parts and higher maintenance activity driven by the impact of increased flying hours of approximately 5 percent for both the three and nine months ended September 30, 2011.

•

Business and general aviation OE sales increased by 69 percent in the quarter ended September 30, 2011, due to strong demand in the business jet end market for the aircraft platforms on which we have high product content, a decrease in OEM payments, and growth resulting from the EMS acquisition. Business and general aviation OE sales increased by 33 percent in the nine months ended September 30, 2011, due to a rebound from near trough levels in 2010 and strong demand in the business jet end market, favorable platform mix and growth from acquisitions, partially offset by OEM payments made in the second quarter.

•

Business and general aviation aftermarket sales increased by 25 percent and 24 percent in the quarter ended and nine months ended September 30, 2011, respectively, primarily due to increased sales of spare parts and revenue associated with maintenance service agreements.

•

Defense and space sales decreased by 4 percent and 2 percent in the quarter and nine months ended September 30, 2011 primarily due to anticipated program ramp downs, partially offset by higher international aftermarket sales, increased unmanned aerial vehicle (UAV) shipments and the EMS acquisition.

          Aerospace segment profit increased by 16 percent in the quarter ended September 30, 2011 compared with quarter ended September 30, 2010 due to an 11 percent increase in operational segment profit driven by increased sales volumes, a 4 percent favorable impact from the decrease in OEM payments in the quarter and 1 percent favorable impact from the EMS acquisition. The increase in operational segment profit is comprised of the positive impact from higher commercial aftermarket demand, favorable aftermarket mix, price and productivity, net of inflation partially offset by research, development and engineering (RD&E) investments. Cost of goods sold totaled $2 billion for the quarter ended September 30, 2011, an increase of approximately $134 million which is primarily a result of the factors discussed above.

          Aerospace segment profit increased by 10 percent for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due to an increase in operational segment profit of approximately 11 percent primarily due to higher sales volume, partially offset by an unfavorable impact of 1 percent resulting from increased OEM payments made in 2011. The increase in operational segment profit is comprised of the positive impact from higher commercial aftermarket demand, favorable aftermarket mix, and price and productivity, net of inflation, partially offset by RD&E investments. Cost of goods sold totaled $6.4 billion for the nine months ended September 30, 2011, an increase of approximately $405 million which is primarily a result of the factors discussed above.

Automation and Control Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	% Change	2011	2010	% Change

Net sales	$3,948	$3,474	14%	$11,484	$9,835	17%
Cost of products and services sold	2,659	2,351		7,729	6,640
Selling, general and administrative expenses	700	609		2,111	1,804
Other	45	43		145	133

Segment profit	$544	$471	15%	$1,499	$1,258	19%

	2011 vs. 2010

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	6%	6%	7%
Foreign exchange	4%	4%	4%	5%
Acquisitions and divestitures, net	6%	5%	7%	7%

Total % Change	14%	15%	17%	19%

          Automation and Control Solutions (“ACS”) sales increased by 14 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010, primarily due to a 6 percent growth from acquisitions, net of divestitures, 4 percent increase in organic revenue driven by increased sales volume and 4 percent favorable impact of foreign exchange.

          ACS sales increased by 17 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, primarily due to a 7 percent growth from acquisitions, net of divestitures, 6 percent increase in organic revenue driven by increased sales volume, and a 4 percent favorable impact of foreign exchange.

•

Sales in our Products businesses increased by 15 percent in the quarter ended September 30, 2011 and 20 percent in the nine months ended September 30, 2011, principally due to (i) the positive impact of acquisitions (most significantly Sperian and EMS), net of divestitures (ii) higher sales volume due to general industrial recovery and new product introductions and (iii) the favorable impact of foreign exchange.

•

Sales in our Solutions businesses increased by 12 percent in the quarter and nine months ended September 30, 2011 primarily driven by volume growth in our Process Solutions business reflecting conversion to sales from backlog, the favorable impact of foreign exchange, and the impact of acquisitions. Orders increased in the three and nine months ended September 30, 2011 compared to the corresponding period in 2010, and backlog increased as of September 30, 2011, primarily driven by positive impact of foreign exchange, continued favorable macro trends in energy efficiency, oil and gas infrastructure projects, and growth in emerging regions.

          ACS segment profit increased by 15 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 due to a 6 percent increase in operational segment profit, 5 percent increase from acquisitions, net of divestitures and 4 percent positive impact of foreign exchange. The increase in operational segment profit is comprised of an approximate 3 percent positive impact from price and productivity, net of inflation and investment for growth and 3 percent positive impact from higher sales volume. Cost of goods sold totaled $2.7 billion for the quarter ended September 30, 2011, an increase of $308 million which is primarily due to acquisitions, net of divestitures, foreign exchange, higher sales volumes and inflation, partially offset by positive impact from productivity.

          ACS segment profit increased by 19 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to a 7 percent increase in operational segment profit, 7 percent increase from acquisitions, net of divestitures and 5 percent positive impact of foreign exchange. The increase in operational segment profit is comprised of an approximate 6 percent positive impact from higher sales volume and 1 percent positive impact from price and productivity, net of inflation and investment for growth. Cost of goods sold totaled $7.7 billion for the nine months ended September 30, 2011, an increase of $1.1 billion which is primarily due to acquisitions, net of divestitures, higher sales volumes, foreign exchange and inflation, partially offset by positive impact from productivity.

Specialty Materials

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change	2011	2010	Change

Net sales	$1,468	$1,175	25%	$4,229	$3,573	18%
Cost of products and services sold	1,100	886		3,074	2,681
Selling, general and administrative expenses	103	75		301	256
Other	11	20		35	58

Segment profit	$254	$194	31%	$819	$578	42%

	2011 vs. 2010

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	18%	27%	15%	40%
Foreign exchange	1%	2%	1%	1%
Acquisitions and divestitures, net	6%	2%	2%	1%

Total % Change	25%	31%	18%	42%

          Specialty Materials sales increased by 25 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 due to an 18 percent increase in organic growth, 6 percent growth from acquisitions, and 1 percent favorable impact of foreign exchange. Specialty Materials sales increased by 18 percent for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due to a 15 percent increase in organic growth, 2 percent growth from acquisitions, and 1 percent favorable impact of foreign exchange.

•

Advanced Materials sales increased by 20 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 principally driven by a 50 percent increase in Resins and Chemicals sales primarily due to higher prices driven by strong Asia demand and formula pricing arrangements, and increased revenues resulting from the acquisition of a phenol plant (see below), partially offset by decreased volumes primarily a result of production disruptions from weather related events. In July 2011, the Company completed the acquisition of a phenol production facility which helps to secure the long-term supply of phenol, a critical raw material for the production of caprolactam in our Resins and Chemicals business.

•

Advanced Materials sales increased by 18 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 driven primarily by (i) a 29 percent increase in Resins and Chemicals sales primarily due to higher prices driven by strong Asia demand and formula pricing arrangements, and increased revenues resulting from the acquisition of a phenol plant, partially offset by decreased volumes primarily due to disruptions in phenol supply and weather related events, (ii) a 12 percent increase in Fluorine Products sales due to higher pricing reflecting robust global demand and tight industry supply conditions primarily in the first half of the year, which moderated during the third quarter due to seasonally weaker demand and increased available capacity in the marketplace, and (iii) a 14 percent increase in Specialty Products sales primarily due to higher sales volume in our Armor products, and commercial excellence initiatives.

•

UOP sales increased by 36 percent in the quarter ended September 30, 2011, compared with the quarter ended September 30, 2010 driven primarily by increased service revenues and higher unit sales of refining and specialty catalysts, reflecting continued strength in the refining and petrochemical industries.

•

UOP sales increased by 20 percent in the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010 driven primarily by increased service and licensing revenues and higher unit sales of refining and specialty catalysts, reflecting continued strength in the refining and petrochemical industries.

          Specialty Materials segment profit increased by 31 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 due to a 27 percent increase in operational segment profit, a favorable impact of 2 percent in foreign exchange rates and a favorable impact of 2 percent due to acquisitions. The increase in operational segment profit is primarily due to the favorable price to raw materials spread in Resins and Chemicals and higher service, licensing and product revenues in UOP, partially offset by continued investment in growth initiatives. Cost of products and services sold totaled $1.1 billion for the quarter ended September 30, 2011, an increase of approximately $214 million which is primarily due to material inflation, increased volume, the phenol plant acquisition and continued investment in growth initiatives.

          Segment profit for the nine months ended September 30, 2011 increased 42 percent compared with the nine months ended September 30, 2010 due to increased operational segment profit of 40 percent, a favorable impact of 1 percent in foreign exchange rates and a favorable impact of 1 percent due to acquisitions. The increase in operational segment profit is primarily due to the favorable price to raw materials spread in Resins and Chemicals and Fluorine Products and higher service, licensing and product revenues in UOP, partially offset by continued investment in growth initiatives. Cost of goods sold totaled $3.1 billion for the nine months ended September 30, 2011, an increase of approximately $393 million which is primarily due to material inflation, increased volume, the phenol plant acquisition and continued investment in growth initiatives.

Transportation Systems

          The Consumer Products Group (CPG) business had historically been part of the Transportation Systems reportable segment. In accordance with the presentation of CPG as discontinued operations, results for current periods presented as well as all future periods exclude CPG. See Note 3 Acquisitions and Divestitures for further details.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change	2011	2010	Change

Net sales	$960	$786	22%	$2,915	$2,336	25%
Cost of products and services sold	790	640		2,398	1,934
Selling, general and administrative expenses	40	40		123	119
Other	9	14		26	33

Segment profit	$121	$92	32%	$368	$250	47%

	2011 vs. 2010

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	13%	22%	18%	39%
Foreign exchange	9%	10%	7%	8%

Total % Change	22%	32%	25%	47%

          Transportation Systems sales increased by 22 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 primarily due to a 13 percent increase in organic revenue driven by increased sales volume and a favorable impact of foreign exchange of 9 percent.

          Transportation Systems sales increased by 25 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due to a 18 percent increase in organic revenue driven by increased sales volume and 7 percent favorable impact of foreign exchange.

          In both the third quarter and the nine months ended September 30, 2011 the sales increase was primarily driven by (i) increased turbocharger sales to both light vehicle and commercial vehicle engine manufacturers due primarily to new platform launches and strong diesel penetration rates in Western Europe and (ii) the favorable impact of foreign exchange. We expect the turbocharger year over year sales growth rate to continue to moderate in the fourth quarter of 2011 due to reduced growth in vehicle production and stabilization of diesel penetration rates.

          Transportation Systems segment profit increased by 32 percent in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010 due to a 22 percent increase in operational segment profit and a 10 percent impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 14 percent positive impact from productivity, net of price and inflation and 8 percent positive impact from higher sales volumes. Cost of goods sold totaled $790 million for the quarter ended September 30, 2011, an increase of $150 million which is primarily a result of higher sales volume, foreign exchange and inflation partially offset by positive impact from productivity.

          Transportation Systems segment profit increased by 47 percent in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due to a 39 percent increase in operational segment profit and 8 percent impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 24 percent positive impact from productivity, net of price and inflation and 15 percent positive impact from higher sales volumes. Cost of goods sold totaled $2.4 billion for the nine months ended September 30, 2011, an increase of $464 million which is primarily a result of higher sales volume, inflation and foreign exchange, partially offset by positive impact from productivity.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and nine months ended September 30, 2011 and 2010. Our repositioning actions are expected to generate incremental pretax savings of approximately $200 million in 2011 compared with 2010 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $112 million in the nine months ended September 30, 2011 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $150 million in 2011 and will be funded through operating cash flows.

     B. Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, are summarized as follows:

	2011	2010

Cash provided by (used for):
Operating activities	$1,356	$3,158
Investing activities	113	(1,980)
Financing activities	(195)	(1,301)
Effect of exchange rate changes on cash	(39)	(38)

Net increase/(decrease) in cash and cash equivalents	$1,235	$(161)

          Cash provided by operating activities decreased by $1,802 million during the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to i) increased voluntary cash contribution of $1.4 billion to our U.S. pension plans in 2011, ii) a $351 million unfavorable impact from decreased deferred taxes (excluding the impact of cash taxes), iii) higher cash tax payments of approximately $140 million and iv) higher net payments for repositioning and other charges of $106 million, partially offset by a $371 million increase in net income, excluding $353 million gain on sale of non-strategic businesses and assets (most significantly the Consumer Products Group business, discussed below).

          Cash provided by investing activities increased by $2,093 million during the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to an increase in proceeds from sale of businesses of $1,170 million (most significantly the divestiture of the Consumer Products Group business and the automotive on-board sensor products business within our Automation and Control Solutions segment) and a decrease in cash paid for acquisitions of $691 million (most significantly the acquisition of EMS Technologies, Inc. (EMS) and Sperian Protection in 2011 and 2010 respectively), and a net $307 million decrease in investments of short-term marketable securities.

          Cash used for financing activities decreased by $1,106 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to an increase in the net proceeds from debt of $1,734 million and a decrease of $326 million in the payment of debt assumed with acquisitions, partially offset by $888 million net repurchases of common stock.

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

          In August 2011, the Company completed the acquisition of EMS, a leading provider of connectivity solutions for mobile networking, rugged mobile computers and satellite communications. The aggregate value, net of cash acquired, was approximately $513 million.

          In July 2011, the Company sold its Consumer Products Group business (CPG) to Rank Group Limited. The sale was completed for approximately $955 million in cash proceeds, resulting in a pre-tax gain of approximately $301 million and approximately $178 million net of tax. The gain was recorded in net income from discontinued operations after taxes in the Company’s Consolidated Statement of Operations for the quarter ended September 30, 2011. The net income attributable to the non-controlling interest for the discontinued operations is insignificant. The sale of CPG, which had been part of the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

          The Company made voluntary cash contributions to its U.S. pension plans of $1.4 billion in the first nine months of 2011 to improve the funded status of our plans. Given lower than expected year to date asset returns and current discount rates, the Company is considering an additional $250 million cash contribution to our pension plans in the fourth quarter of 2011 and additional voluntary contributions in 2012. The timing and amount of contributions may be impacted by a number of factors, primarily changes in the rate of return on plan assets and discount rates.

          In accordance with our accounting policy for defined benefit pension plans, we recognize net actuarial gains or losses in excess of the corridor annually in the fourth quarter of each year (MTM adjustment). The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations each year as of December 31 (measurement date) and the difference between expected and actual return on plan assets. The table below illustrates the potential MTM charge for our significant pension plans in the fourth quarter of 2011 at various December 31, 2011 discount rates and 2011 rates of return on plan assets.

	Q4 2011 Potential MTM Charge

	Rate of Return

Discount Rate	(10)%	(5)%	0%	5%	8%

4.50%	$4,008	$3,268	$2,538	$1,798	$1,374
4.75%	3,495	2,755	2,025	1,284	860
5.00%	2,995	2,254	1,524	784	360
5.25%	2,499	1,769	1,029	350	—
5.50%	2,037	1,297	600	10	—

          However, as the amount of the MTM adjustment is primarily driven by changes in interest rates and the performance of the financial markets which may change significantly in the fourth quarter, the Company is not able to determine or project the actual amount of the MTM adjustment that may be recorded as of December 31, 2011.

          In February 2011, the Board of Directors authorized the repurchase of up to a total of $3 billion of Honeywell common stock. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our saving plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities (see Part II, Item 2 for share repurchases in the third quarter of 2011).

C. Other Matters

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of September 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on February 12, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

          See our 2010 Annual Report on Form 10-K (Item 7A). As of September 30, 2011, there has been no material change in this information.

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

Item 2. Changes in Securities and Use of Proceeds

          In February 2011, the Board of Directors authorized the repurchase of up to a total of $3 billion of Honeywell common stock. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our saving plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

          The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the quarter ended September 30, 2011:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

August 2011	10,550,000	$47.91	10,550,000	$1,991

Item 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 52 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 21, 2011	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

          * The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Data required is provided in Note 6 to the consolidated financial statements in this report.