Form 10-Q
period 2012-03-31
HONEYWELL INTERNATIONAL INC
filed 2012-04-20
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 779,180,571 shares of Common Stock outstanding at March 31, 2012.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2011.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,

	2012	2011

	(Dollars in millions, except per share amounts)

Product sales	$7,377	$6,813
Service sales	1,930	1,859

Net sales	9,307	8,672

Costs, expenses and other
Cost of products sold	5,571	5,194
Cost of services sold	1,309	1,230

	6,880	6,424
Selling, general and administrative expense	1,231	1,232
Other (income) expense	(15)	(29)
Interest and other financial charges	89	99

	8,185	7,726

Income from continuing operations before taxes	1,122	946
Tax expense	297	256

Income from continuing operations after taxes	825	690
Income from discontinued operations after taxes	—	18

Net income	825	708
Less: Net income attributable to the noncontrolling interest	2	3

Net income attributable to Honeywell	$823	$705

Amounts attributable to Honeywell:
Income from continuing operations less net
income attributable to the noncontrolling interest	823	687
Income from discontinued operations	—	18

Net income attributable to Honeywell	$823	$705

Earnings per share of common stock- basic
Income from continuing operations	1.06	0.87
Income from discontinuing operations	—	0.03

Net income attributable to Honeywell	$1.06	$0.90

Earnings per share of common stock- assuming dilution
Income from continuing operations	1.04	0.86
Income from discontinuing operations	—	0.02

Net income attributable to Honeywell	$1.04	$0.88

Cash dividends per share of common stock	$0.3725	$0.3325

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,

	2012	2011

	(Dollars in millions)

Net income	$825	$708

Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	189	391

Prior service credit (cost) recognized during year	2	(3)
Actuarial losses recognized during year	7	6
Settlements and curtailments	2	—

Pension and other post retirement benefits adjustments	11	3

Unrealized gains (losses) for the period	43	(20)

Changes in fair value of available for sale investments	43	(20)

Effective portion of cash flow hedges recognized in OCI	25	8
Less: Reclassification adjustment for gains included in net income	6	2

Changes in fair value of effective cash flow hedges	19	6

Other comprehensive income, net of tax	262	380

Comprehensive income	1,087	1,088
Less: Comprehensive income attributable to noncontrolling interest	4	3

Comprehensive income attributable to Honeywell	$1,083	$1,085

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
 (Unaudited)

	March 31, 2012	December 31, 2011

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,988	$3,698
Accounts, notes and other receivables	7,268	7,228
Inventories	4,368	4,264
Deferred income taxes	428	460
Investments and other current assets	501	484

Total current assets	16,553	16,134

Investments and long-term receivables	533	494
Property, plant and equipment - net	4,814	4,804
Goodwill	11,910	11,858
Other intangible assets - net	2,420	2,477
Insurance recoveries for asbestos related liabilities	680	709
Deferred income taxes	2,061	2,132
Other assets	1,399	1,200

Total assets	$40,370	$39,808

LIABILITIES
Current liabilities:
Accounts payable	$4,535	$4,738
Short-term borrowings	69	60
Commercial paper	948	599
Current maturities of long-term debt	615	15
Accrued liabilities	6,499	6,863

Total current liabilities	12,666	12,275

Long-term debt	6,269	6,881
Deferred income taxes	707	676
Postretirement benefit obligations other than pensions	1,400	1,417
Asbestos related liabilities	1,509	1,499
Other liabilities	5,977	6,158

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,156	4,157
Common stock held in treasury, at cost	(8,802)	(8,948)
Accumulated other comprehensive income (loss)	(1,182)	(1,444)
Retained earnings	16,613	16,083

Total Honeywell shareowners’ equity	11,743	10,806
Noncontrolling interest	99	96

Total shareowners’ equity	11,842	10,902

Total liabilities and shareowners’ equity	$40,370	$39,808

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2012	2011

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	823	705
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	230	242
Gain on sale of non-strategic businesses and assets	—	(44)
Repositioning and other charges	122	133
Net payments for repositioning and other charges	(104)	(109)
Pension and other postretirement expense	36	54
Pension and other postretirement benefit payments	(289)	(1,050)
Stock compensation expense	51	49
Deferred income taxes	132	68
Excess tax benefits from share based payment arrangements	(12)	(13)
Other	(7)	108
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(40)	(172)
Inventories	(108)	(330)
Other current assets	(28)	(14)
Accounts payable	(203)	(4)
Accrued liabilities	(407)	(66)

Net cash provided by/(used for) operating activities	196	(443)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(152)	(124)
Proceeds from disposals of property, plant and equipment	1	1
Increase in investments	(84)	(164)
Decrease in investments	92	62
Cash paid for acquisitions, net of cash acquired	(1)	(7)
Proceeds from sales of businesses, net of fees paid	—	217
Other	22	31

Net cash (used for)/provided by investing activities	(122)	16

Cash flows from financing activities:
Net increase in commercial paper	349	1
Net increase/(decrease) in short-term borrowings	7	(9)
Proceeds from issuance of common stock	90	101
Proceeds from issuance of long-term debt	2	1,381
Payments of long-term debt	—	(437)
Excess tax benefits from share based payment arrangements	12	13
Cash dividends paid	(291)	(264)

Net cash provided by financing activities	169	786

Effect of foreign exchange rate changes on cash and cash equivalents	47	67

Net increase in cash and cash equivalents	290	426
Cash and cash equivalents at beginning of period	3,698	2,650

Cash and cash equivalents at end of period	$3,988	$3,076

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2012 and 2011 were March 31, 2012 and April 2, 2011, respectively.

          The financial information as of March 31, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

          Certain prior year amounts have been reclassified to conform to current year presentation.

          The Consumer Products Group (CPG) automotive aftermarket business (divested in July 2011) had historically been part of the Transportation Systems reportable segment. In accordance with generally accepted accounting principles, CPG results are excluded from continuing operations and are presented as discontinued operations in all periods presented. See Note 3 Divestitures for further details.

Note 2. Recent Accounting Pronouncements

          Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

          The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

          In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

          In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

          In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

Note 3. Divestitures

          In July 2011, the Company sold its Consumer Products Group business (CPG) to Rank Group Limited. The sale was completed for approximately $955 million in cash proceeds, resulting in a pre-tax gain of approximately $301 million and approximately $178 million net of tax. The gain was recorded in net income from discontinued operations after taxes in the Company’s Consolidated Statement of Operations for the year ended December 31, 2011. The net income attributable to the non-controlling interest for the discontinued operations was insignificant. The sale of CPG, which had been part of the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

          The key components of income from discontinued operations related to CPG were as follows:

Three Months Ended March 31,

2011

Net sales	$237
Costs, expenses and other	186
Selling, general and administrative expense	22

Income before taxes	29

Tax expense	11

Net income from discontinued operations after taxes	$18

Note 4. Repositioning and Other Charges

          A summary of repositioning and other charges follows:

	Three Months Ended March 31,

	2012	2011

Severance	$15	$27
Asset impairments	9	10
Exit costs	8	11
Adjustments	(7)	(4)

Total net repositioning charge	25	44

Asbestos related litigation charges, net of insurance	36	38
Probable and reasonably estimable environmental liabilities	61	51

Total net repositioning and other charges	$122	$133

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,

	2012	2011

Cost of products and services sold	$119	$118
Selling, general and administrative expenses	3	15

	$122	$133

     The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,

	2012	2011

Aerospace	$1	$—
Automation and Control Solutions	(1)	33
Performance Materials and Technologies	14	13
Transportation Systems	52	36
Corporate	56	51

	$122	$133

          In the quarter ended March 31, 2012, we recognized repositioning charges totaling $ 32 million including severance costs of $ 15 million related to workforce reductions of 618 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives. The repositioning charge included asset impairments of $ 9 million principally related to manufacturing plant and equipment associated with the exit from a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $ 8 million related to closure obligations associated with the planned shutdown of a manufacturing facility and exit of a product line as discussed above. Also, $7 million of previously established accruals for severance in our Automation and Control Solutions segment were returned to income in the first quarter of 2012 due primarily to fewer employee separations than originally planned associated with prior severance programs.

          In the quarter ended March 31, 2011 we recognized repositioning charges totaling $ 48 million including severance costs of $ 27 million related to workforce reductions of 586 manufacturing and administrative positions in our Automation and Control Solutions and Performance Materials and Technologies segments. The workforce reductions were related to factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions segment, the exit from and/or rationalization of certain product lines and markets in our Performance Materials and Technologies and Automation and Control Solutions segments, and an organizational realignment of a business in our Automation and Control Solutions segment. The repositioning charge included asset impairments of $ 10 million principally related to manufacturing plant and equipment associated with the exit of a product line and a factory transition as discussed above. The repositioning charge also included exit costs of $ 11 million principally for costs to terminate contracts, including an operating lease, related to the exit of a market and a factory transition as discussed above.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

     The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2011	$353	$—	$59	$412
Charges	15	9	8	32
Usage - cash	(36)	—	(11)	(47)
Usage - noncash	—	(9)	—	(9)
Foreign currency translation	(1)	—	—	(1)
Adjustments	(7)	—	—	(7)

March 31, 2012	$324	$—	$56	$380

          Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs includes asset set-up and moving, product recertification and requalification, and employee retention, training and travel. The following tables summarize by segment, expected, incurred and remaining exit and disposal costs related to 2011 and 2010 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in 2012 which we were not able to recognize at the time the actions were initiated were not significant.

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$15	$15	$7	$37
Costs incurred during
Year ended December 31, 2011	(1)	—	—	(1)
Current year-to-date	—	—	—	—

Remaining exit and disposal costs at March 31, 2012	$14	$15	$7	$36

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$11	$10	$2	$23
Costs incurred during
Year ended December 31, 2010	—	—	—	—
Year ended December 31, 2011	(2)	(3)	(1)	(6)
Current year-to-date	—	—	(1)	(1)

Remaining exit and disposal costs at March 31, 2012	$9	$7	$—	$16

          In the quarter ended March 31, 2012, we recognized a charge of $ 61 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $ 36 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2012, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

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

Note 5. Other (income) expense

	Three Months Ended March 31,

	2012	2011

Equity (income)/loss of affiliated companies	$(10)	$(9)
Gain on sale of non-strategic businesses and assets	—	(44)
Interest income	(14)	(13)
Foreign exchange	10	8
Other, net	(1)	29

	$(15)	$(29)

          Gain on sale of non-strategic businesses and assets in the three months ended March 31, 2011 includes a $39 million pre-tax gain, $24 million net of tax, related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment.

          Other, net in the three months ended March 31, 2011 includes a loss of $29 million resulting from early redemption of debt.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 6. Earnings Per Share

          The details of the earnings per share calculations for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31

	2012	2011

Basic
Income from continuing operations less net income attributable to the noncontrolling interest	$823	$687
Income from discontinued operations	—	18

Net income attributable to Honeywell	823	705

Weighted average shares outstanding	777.3	785.5

Earnings per share of common stock
Income from continuing operations	1.06	0.87
Income from discontinued operations	—	0.03

Net income attributable to Honeywell	$1.06	$0.90

	Three Months Ended March 31

	2012	2011

Assuming Dilution
Income from continuing operations less net income attributable to the noncontrolling interest	$823	$687
Income from discontinued operations	—	18

Net income attributable to Honeywell	823	705

Average Shares
Weighted average shares outstanding	777.3	785.5
Dilutive securities issuable - stock plans	10.8	12.2

Total weighted average shares outstanding	788.1	797.7

Earnings per share of common stock
Income from continuing operations	1.04	0.86
Income from discontinued operations	—	0.02

Net income attributable to Honeywell	$1.04	$0.88

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2012 and 2011, the number of stock options excluded from the computations were 9.6 and 7.1 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2012	December 31, 2011

Trade	$6,979	$6,926
Other	545	555

	7,524	7,481
Less: Allowance for doubtful accounts	256	253

	$7,268	$7,228

          Trade Receivables includes $1,558, and $1,404 million of unbilled balances under long-term contracts as of March 31, 2012 and December 31, 2011, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	March 31, 2012	December 31, 2011

Raw materials	$1,215	$1,222
Work in process	990	958
Finished products	2,362	2,253

	4,567	4,433
Reduction to LIFO cost basis	(199)	(169)

	$4,368	$4,264

Note 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the three months ended March 31, 2012 by segment is as follows:

	December 31, 2011	Acquisitions	Divestitures	Currency Translation Adjustment	March 31, 2012

Aerospace	$2,095	$—	$—	$3	$2,098
Automation and Control Solutions	8,260	(12)	—	59	8,307
Performance Materials and Technologies	1,306	—	—	2	1,308
Transportation Systems	197	—	—	—	197

	$11,858	$(12)	$—	$64	$11,910

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
 (Dollars in millions, except per share amounts)

Other intangible assets are comprised of:

	March 31, 2012			December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,158	$(789)	$369	$1,151	$(761)	$390
Customer relationships	1,728	(529)	1,199	1,718	(493)	1,225
Trademarks	155	(89)	66	155	(84)	71
Other	212	(153)	59	211	(145)	66

	3,253	(1,560)	1,693	3,235	(1,483)	1,752

Indefinite life intangibles:
Trademarks	727	—	727	725	—	725

	$3,980	$(1,560)	$2,420	$3,960	$(1,483)	$2,477

          Amortization expense related to intangible assets was $65 million for the three months ended March 31, 2012 and 2011.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2012 and determined that there was no impairment as of that date.

Note 10. Long-term Debt and Credit Agreements

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2012	December 31, 2011

4.25% notes due 2013	$600	$600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	230	242

	6,884	6,896
Less: Current portion	615	15

	$6,269	$6,881

          The schedule of principal payments on long term debt is as follows:

March 31, 2012

2012	$15
2013	629
2014	614
2015	1
2016	455
Thereafter	5,170

6,884
Less: Current portion	615

$6,269

          In April 2012, the Company entered into a $3,000 million Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $3,500 million. The Credit Agreement contains a $700 million sub-limit for the issuance of letters of credit. The Credit Agreement is maintained for general corporate purposes and amends and restates the previous $2,800 million five year credit agreement dated March 31, 2011 (“Prior Agreement”). There have been no borrowings under the Credit Agreement or the Prior Agreement.

          The Credit Agreement does not restrict our ability to pay dividends and contains no financial covenants. The failure to comply with customary conditions or the occurrence of customary events of default contained in the credit agreement would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under the credit agreement. Such events of default include: (a) non-payment of credit

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

agreement debt, interest or fees; (b) non-compliance with the terms of the credit agreement covenants; (c) cross-default to other debt in certain circumstances; (d) bankruptcy or insolvency; and (e) defaults upon obligations under Employee Retirement Income Security Act. Additionally, each of the banks has the right to terminate its commitment to lend additional funds or issue letters of credit under the agreement if any person or group acquires beneficial ownership of 30 percent or more of our voting stock, or, during any 12-month period, individuals who were directors of Honeywell at the beginning of the period cease to constitute a majority of the Board of Directors.

          The Credit Agreement has substantially the same material terms and conditions as the Prior Agreement with an improvement in pricing and an extension of maturity. Loans under the Credit Agreement are required to be repaid no later than April 2, 2017, unless such date is extended pursuant to the terms of the Credit Agreement. We have agreed to pay a facility fee of 0.08 percent per annum on the aggregate commitment.

          Revolving credit borrowings under the Credit Agreement would bear interest, at Honeywell’s option, (A) (1) at a rate equal to the highest of (a) the floating base rate publicly announced by Citibank, N.A., (b) 0.5% above the Federal funds rate or (c) Libor plus 1.00%, plus (2) a margin based on Honeywell’s credit default swap mid-rate spread and subject to a floor and a cap as set forth in the Credit Agreement (the “Applicable Margin”) minus 1.00%, provided such margin shall not be less than zero; or (B) at a rate equal to Libor plus the Applicable Margin; or (C) by a competitive bidding procedure.

          The facility fee and the letter of credit issuance fee are subject to change, based upon a grid determined by our long term debt ratings. The Credit Agreement is not subject to termination based upon a decrease in our debt ratings or a material adverse change.

          As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of March 31, 2012 and December 31, 2011 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

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

          Foreign Currency Risk Management—We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our objective is to preserve the economic value of nonfunctional currency denominated cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward and option contracts with third parties.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted nonfunctional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At March 31, 2012 and December 31, 2011, we had contracts with notional amounts of $6,643 million and $7,108 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Hong Kong dollar, Mexican peso, Swiss franc, Czech koruna, Chinese renminbi, Indian rupee, Singapore dollar, Swedish krona, Korean won, Thai baht and Romanian leu.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At March 31, 2012 and December 31, 2011, we had contracts with notional amounts of $46 million and $59 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2012 and December 31, 2011, interest rate swap agreements designated as fair value hedges effectively changed $1,400 million of fixed rate debt at an average rate of 4.09 percent to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2012	December 31, 2011

Assets:
Foreign currency exchange contracts	$33	$26
Available for sale investments	375	359
Interest rate swap agreements	120	134
Forward commodity contracts	1	1

Liabilities:
Foreign currency exchange contracts	$32	$52
Forward commodity contracts	14	10

          The foreign currency exchange contracts, interest rate swap agreements, and forward commodity contracts are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company holds investments in marketable equity securities that are designated as available for sale and are valued using quoted market prices. As such, these investments are classified within level 1. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale and are valued using market transactions in over-the-counter markets. As such, these investments are classified within level 2.

          The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2012		December 31, 2011

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$126	$123	$132	$132
Liabilities
Long-term debt and related current maturities	$6,884	$7,844	$6,896	$7,896

          The Company determined the fair value of the long term receivables by discounting based upon the terms of the receivable and counterparty details including credit quality. As such, the fair value of these receivables is considered level 2. The Company determined the fair value of the long term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2 as well.

          As of March 31, 2012, the Company had nonfinancial assets, specifically property, plant and equipment, with a net book value of $11 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $11 million in the three months ended March 31, 2012, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates. As of March 31, 2011, the Company had

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

nonfinancial assets, specifically property, plant and equipment, with a net book value of $10 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $10 million in the three months ended March 31, 2011. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of derivatives classified as assets consist of the following:

		March 31, 2012	December 31, 2011

Designated as a Hedge	Balance Sheet Classification
Foreign currency exchange contracts	Accounts, notes, and other receivables	$32	$18
Interest rate swap agreements	Other assets	120	134
Commodity contracts	Accounts, notes, and other receivables	1	1

Not Designated as a Hedge	Balance Sheet Classification
Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$8

Fair value of derivatives classified as liabilities consist of the following:

		March 31, 2012	December 31, 2011

Designated as a Hedge	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$30	$50
Commodity contracts	Accrued liabilities	14	10

Not Designated as a Hedge	Balance Sheet Classification

Foreign currency exchange contracts	Accrued liabilities	$2	$2

Gains (losses) recognized in OCI (effective portion) consist of the following:

	Three Months Ended March 31,
Designated Cash Flow Hedge	2012	2011

Foreign currency exchange contracts	$39	$5
Commodity contracts	(9)	3

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated		Three Months Ended March 31,
Cash Flow Hedge	Income Statement Location	2012	2011

Foreign currency	Product sales	$3	$6
exchange contracts	Cost of products sold	3	(5)
	Sales & general administrative	6	2

Commodity contracts	Cost of products sold	$(6)	$(1)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three months ended March 31, 2012 and 2011 and are located in cost of products sold. Foreign currency exchange contracts designated in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2012 and 2011, we recognized $14 million of losses and $9 million of gains in earnings, respectively, on interest rate swap agreements. These gains were fully off-set by losses on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three months ended March 31, 2012 and 2011, we recognized $10 million and $23 million of income, respectively in Other (Income) Expense.

Note 12. Noncontrolling Interest

Changes in noncontrolling interest consist of the following:

	Three Months Ended March 31,
	2012	2011

Balance beginning of period, December 31	$96	121
Comprehensive income attributable to noncontrolling interest	4	3
Acquisitions	—	(1)
Dividends paid	—	(2)
Other owner changes	(1)	(1)

Balance end of period, March 31	$99	120

          In the three months ended March 31, 2012 and March 31, 2011, respectively, there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended March 31,

	2012	2011

Net Sales
Aerospace
Product	$1,705	$1,466
Service	1,245	1,230

Total	2,950	2,696
Automation and Control Solutions
Product	3,251	3,136
Service	537	520

Total	3,788	3,656
Performance Materials and Technologies
Product	1,467	1,246
Service	148	109

Total	1,615	1,355
Transportation Systems
Product	954	965
Service	—	—

Total	954	965
Corporate
Product	—	—
Service	—	—

Total	—	—

	$9,307	$8,672

Segment Profit
Aerospace	$534	$467
Automation and Control Solutions	491	459
Performance Materials and Technologies	319	284
Transportation Systems	120	118
Corporate	(49)	(68)

Total Segment Profit	1,415	1,260

Other income (expense)(a)	5	20
Interest and other financial charges	(89)	(99)
Stock compensation expense(b)	(51)	(49)
Pension ongoing expense(b)	(13)	(35)
Other postretirement income/(expense)(b)	(23)	(18)
Repositioning and other charges (b)	(122)	(133)

Income from continuing operations before taxes	$1,122	$946

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended
	U.S. Plans March 31,		Non-U.S. Plans March 31,

	2012	2011	2012	2011

Pension Benefits
Service cost	$64	$63	$12	$15
Interest cost	184	190	55	60
Expected return on plan assets	(255)	(253)	(72)	(71)
Amortization of prior service cost	7	8	—	—
Settlements and curtailments	—	15	2	—

	$—	$23	$(3)	$4

	Three Months Ended March 31,

	2012	2011

Other Postretirement Benefits
Service cost	$—	$1
Interest cost	14	18
Amortization of prior service (credit)	(3)	(13)
Recognition of actuarial losses	11	12

	$22	$18

          In the first quarter of 2012, Honeywell made cash contributions of $256 million to our pension plans.

          If required, a mark to market adjustment will be recorded in the fourth quarter of 2012 in accordance with our pension accounting method as described in Note 1 to our financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2011	$723
Accruals for environmental matters deemed probable and reasonably estimable	61
Environmental liability payments	(61)

March 31, 2012	$723

          Environmental liabilities are included in the following balance sheet accounts:

	March 31, 2012	December 31, 2011

Accrued liabilities	$298	$303
Other liabilities	425	420

	$723	$723

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

          New Jersey Chrome Sites—The excavation and offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7, was completed in January 2010. We are also implementing related groundwater remedial actions, and have received the appropriate permits from state and federal agencies for related river sediment work approved by the federal court. Provisions have been made in our financial statements for the estimated cost of these remedies.

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

          The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Bendix	NARCO	Total

Asbestos Related Liabilities
December 31, 2011	$613	$1,123	$1,736
Accrual for update to estimated liability	49	—	49
Asbestos related liability payments	(38)	—	(38)

March 31, 2012	$624	$1,123	$1,747

	Bendix	NARCO	Total

Insurance Recoveries for Asbestos Related Liabilities
December 31, 2011	$162	$618	$780
Probable insurance recoveries related to estimated liability	3	—	3
Insurance receivables settlements	5	5	10
Insurance receipts for asbestos related liabilities	(16)	(26)	(42)

March 31, 2012	$154	$597	$751

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31, 2012	December 31, 2011

Other current assets	$71	$71
Insurance recoveries for asbestos related liabilities	680	709

	$751	$780

Accrued liabilities	$238	$237
Asbestos related liabilities	1,509	1,499

	$1,747	$1,736

          NARCO Products – On January 4, 2002, NARCO filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing of NARCO’s petition in 2002, the U.S. Bankruptcy Court for the Western District of Pennsylvania (“the Bankruptcy Court”) issued an injunction staying the prosecution of NARCO-related asbestos claims against the Company, which stay has continuously remained in place. In November 2007, the Bankruptcy Court confirmed NARCO’s Third Amended Plan of Reorganization (NARCO Plan of Reorganization). All challenges to the NARCO Plan of Reorganization were fully resolved in the third quarter of 2010. The NARCO Plan of Reorganization cannot become effective, however, until unrelated issues pertaining to certain NARCO affiliates which are pending in Bankruptcy Court are resolved. It is not possible to predict the timing or outcome of the Bankruptcy Court proceedings in the affiliates’ case or whether discussions between the parties will resolve the matter. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

          In connection with NARCO’s bankruptcy filing, we agreed to certain obligations which will be triggered upon the effective date of the NARCO Plan of Reorganization. Honeywell will provide NARCO with $20 million in financing and simultaneously forgive such indebtedness. We will also pay $40 million to NARCO’s former parent company and $16 million to certain asbestos claimants whose claims were resolved during the pendency of the NARCO bankruptcy proceedings. These amounts have been classified as Accrued Liabilities in the Consolidated Balance Sheet as of March 31, 2012.

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

          Our consolidated financial statements reflect an estimated liability for the amounts discussed above, unsettled claims pending as of the time NARCO filed for bankruptcy protection and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018. In light of the uncertainties inherent in making long-term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims since January 2002, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value, including trust claim handling costs, of asbestos related future liabilities based on Company specific and general asbestos claims filing rates, expected rates of disease and anticipated claim values. Specifically, the valuation methodology included an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies estimating the number of people likely to develop asbestos related diseases, NARCO asbestos claims filing history, general asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums, the pending inventory of NARCO asbestos claims, disease criteria and payment values contained in the Trust Distribution Procedures and an estimated approval rate of claims submitted to the NARCO Trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous bankruptcy courts addressing 524(g) trusts and resulted in a range of estimated liability for future claims of $743 to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range.

          Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2012, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          In 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a declaratory judgment action in the Supreme Court of New York, County of New York against Honeywell and other insurance carriers that provide coverage for NARCO asbestos claims, seeking a declaration regarding coverage obligations for NARCO asbestos claims under high excess insurance coverage issued by Travelers and the other insurance carriers. The other insurance carriers asserted cross claims against Honeywell seeking declarations regarding their coverage obligations for NARCO asbestos claims under high excess insurance coverage issued by them. Since then, the Company has entered into settlement agreements resolving all NARCO-related asbestos coverage issues with certain of these insurance carriers, including Travelers. Approximately $48 million of remaining unsettled coverage is included in our NARCO-related insurance receivable at March 31, 2012. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from the remaining insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31,	Year Ended December 31,
	2012	2011	2010

Claims Activity
Claims Unresolved at the beginning of period	22,571	22,480	19,940
Claims Filed during the period (a)	785	3,592	4,302
Claims Resolved during the period(b)	(737)	(3,501)	(1,762)

Claims Unresolved at the end of period	22,619	22,571	22,480

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2012	December 31,
		2011	2010

Disease Distribution of Unresolved Claims
Mesothelioma and Other Cancer Claims	5,077	4,943	4,856
Nonmalignant Claims	17,542	17,628	17,624

Total Claims	22,619	22,571	22,480

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2011	2010	2009	2008	2007

	(in whole dollars)
Malignant claims	$48,000	$54,000	$50,000	$65,000	$33,000
Nonmalignant claims	$1,000	$1,300	$200	$1,500	$500

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

          Allen, et al. v. Honeywell Retirement Earnings Plan—Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million (paid from the Company’s pension plan) and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. In October 2009, the Court granted summary judgment in favor of the Honeywell Retirement Earnings Plan with respect to the claim regarding the calculation of benefits. In May 2011, the parties engaged in mediation and reached an agreement in principle to settle the three remaining claims for $23.8 million (also to be paid from the Company’s pension plan). Settlement documents have been submitted to the court for classwide approval. A preliminary settlement order has been approved by the court and a fairness hearing on the settlement is scheduled for July 2012. Upon court approval of the settlement, all claims in this matter will be fully resolved.

          Quick Lube—On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In June 2011, plaintiff’s principal witness pled guilty to a felony count of having made false statements to federal investigators. On March 8, 2012, Honeywell entered into a settlement agreement to resolve the multi-district litigation class action as to all plaintiffs, subject to approval by the court. The settlement did not and will not have a material impact on our results of operations or operating cash flows in the periods recognized or paid. As previously reported, the Antitrust Division of the Department of Justice notified Honeywell in January 2010 that it had officially closed its investigation into possible collusion in the replacement auto filters industry.

          Honeywell v. United Auto Workers (“UAW”) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (“MCBAs”) between Honeywell and the UAW. The Company is seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the “CAPS”) set forth in the MCBAs may be implemented, effective January 1, 2012. In September 2011, the UAW and certain retiree defendants filed a motion to dismiss the New Jersey action and

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

filed suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The UAW and retiree plaintiffs subsequently filed a motion for class certification and a motion for partial summary judgment in the Michigan action, seeking a ruling that retirees who retired prior to the initial inclusion of the CAPS in the 2003 MCBA are not covered by the CAPS as a matter of law. In December 2011, the New Jersey action was dismissed on forum grounds. Honeywell has appealed the New Jersey court’s dismissal to the United States Court of Appeals for the Third Circuit. In the meantime, Honeywell has answered the UAW’s complaint in Michigan and has asserted a counterclaim for fraudulent inducement. Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $150 million, reflecting the estimated value of these CAPS.

          Given the uncertainty inherent in litigation and investigations (including the specific matters referenced above), we do not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Considering our past experience and existing accruals, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners
of Honeywell International Inc.:

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2012 and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2012 and 2011 and the consolidated statement of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, of shareowners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 20, 2012

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three months ended March 31, 2012. The financial information as of March 31, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

The Consumer Products Group (CPG) automotive aftermarket business (divested in July 2011) had historically been part of the Transportation Systems reportable segment. In accordance with generally accepted accounting principles, CPG results are excluded from continuing operations and are presented as discontinued operations in all periods presented. See Note 3 Divestitures for further details.

A.	Results of Operations – three months ended March 31, 2012 compared with the three months ended March 31, 2011

Net Sales

	Three Months Ended March 31,

	2012	2011

Net sales	$9,307	$8,672
% change compared with prior period	7%

The change in net sales compared to the prior year period is attributable to the following:

Three Months

Volume	5%
Price	1%
Foreign Exchange	(1)%
Acquisitions/Divestitures	2%

7%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended March, 31

	2012	2011

Cost of products and services sold	$6,880	$6,424
% change compared with prior period	7%

Gross Margin percentage	26.1%	25.9%

          Cost of products and services sold increased by $456 million or 7 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 principally due to an estimated increase in direct material costs of approximately $500 million driven substantially by a 7 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A.

          Gross margin percentage increased by 0.2 percentage points in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 primarily due to higher segment gross margin in our Aerospace and Automation & Control segments (approximately 0.3 percentage point impact collectively) and lower pension expense (approximately 0.2 percentage point impact), partially offset by lower segment gross margin in our Performance Materials and Technologies and Transportation Systems segments (approximately 0.4 percentage point impact collectively).

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended March 31,

	2012	2011

Selling, general and administrative expense	$1,231	$1,232
Percent of sales	13.2%	14.2%

          Selling, general and administrative expenses as a percentage of sales decreased by 1.0 percentage point in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 driven by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A, partially offset by an estimated $40 million increase in labor costs resulting from acquisitions and merit increases.

Other (Income) Expense

	Three Months Ended March 31,

	2012	2011

Equity (income)/loss of affiliated companies	$(10)	$(9)
Gain on sale of non-strategic Businesses and assets	—	(44)
Interest income	(14)	(13)
Foreign exchange	10	8
Other, net	(1)	29

	$(15)	$(29)

          Other income of $15 million decreased by $14 million during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 due primarily to a $39 million pre-tax gain related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment in 2011 (see Note 5 of Notes to Financial Statements), partially offset by $29 million of loss resulting from early redemption of debt in 2011.

Interest and Other Financial Charges

	Three Months Ended March 31,

	2012	2011

Interest and other financial charges	$89	$99
% change compared with prior period	(10)%

          Interest and other financial charges decreased by $10 million in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 primarily due to lower borrowing costs, partially offset by higher debt balances.

Tax Expense

	Three Months Ended March 31,

	2012	2011

Tax expense	$297	$256
Effective tax rate	26.5%	27.1%

          The effective tax rate decreased by 0.6 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 primarily due to the absence of the 2011 gain recognized on divestitures subject to higher tax rates.

          The effective tax rate was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from the domestic manufacturing deduction.

Net Income Attributable to Honeywell

	Three Months Ended March 31,

	2012	2011

Net income attributable to Honeywell
Income from continuing operations	$823	$687
Income from discontinued operations	—	18

Net income attributable to Honeywell	$823	$705

Earnings per share of common stock – assuming dilution
Income from continuing operations	$1.04	$0.86
Income from discontinued operations	—	0.02

Net income attributable to Honeywell	$1.04	$0.88

          Earnings per share of common stock – assuming dilution increased by $0.16 per share in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 primarily due to an increase in segment profit in each of our business segments.

Review of Business Segments

	Three Months Ended March 31,

	2012	2011

Net Sales
Aerospace
Product	$1,705	$1,466
Service	1,245	1,230

Total	2,950	2,696
Automation and Control Solutions
Product	3,251	3,136
Service	537	520

Total	3,788	3,656
Performance Materials and Technologies
Product	1,467	1,246
Service	148	109

Total	1,615	1,355
Transportation Systems
Product	954	965
Service	—	—

Total	954	965
Corporate
Product	—	—
Service	—	—

Total	—	—

	$9,307	$8,672

Segment Profit
Aerospace	$534	$467
Automation and Control Solutions	491	459
Performance Materials and Technologies	319	284
Transportation Systems	120	118
Corporate	(49)	(68)

Total Segment Profit	1,415	1,260

Other income (expense)(a)	5	20
Interest and other financial charges	(89)	(99)
Stock compensation expense(b)	(51)	(49)
Pension ongoing expense(b)	(13)	(35)
Other postretirement income/(expense)(b)	(23)	(18)
Repositioning and other charges (b)	(122)	(133)

Income from continuing operations before taxes	$1,122	$946

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended March 31,		% change

	2012	2011

Aerospace Sales
Commercial:
Original equipment
Air transport and regional	$415	$369	12%
Business and general aviation	256	181	41%
Aftermarket
Air transport and regional	728	658	11%
Business and general aviation	347	266	30%
Defense and Space	1,204	1,222	(1)%

Total Aerospace Sales	2,950	2,696
Automation and Control Solutions Sales
Energy Safety & Security	1,972	1,939	2%
Process Solutions	722	670	8%
Building Solutions & Distribution	1,094	1,047	4%

Total Automation and Control Solutions Sales	3,788	3,656
Performance Materials and Technologies Sales
UOP	579	414	40%
Advanced Materials	1,036	941	10%

Total Performance Materials and Technologies Sales	1,615	1,355
Transportation Systems Sales
Transportation Systems	954	965	(1)%

Total Transportation Systems Sales	954	965

Net Sales	$9,307	$8,672

Aerospace

	Three Months Ended March 31,

	2012	2011	% Change

Net sales	$2,950	$2,696	9%
Cost of products and services sold	2,215	2,033
Selling, general and administrative expenses	160	144
Other	41	52

Segment profit	$534	$467	14%

	2012 vs. 2011

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	8%	14%
Acquisitions and divestitures, net	1%	1%
Other	0%	(1)%

Total % Change	9%	14%

                             Aerospace sales by major customer end-markets were as follows:

	Three Months Ended March 31,

			% Increase/ (Decrease) In Sales
	% of Aerospace Sales

Customer End-Markets	2012	2011

Commercial original equipment:
Air transport and regional	14%	14%	12%
Business and general aviation	9%	7%	41%

Commercial original equipment	23%	21%	22%

Commercial aftermarket:
Air transport and regional	25%	24%	11%
Business and general aviation	12%	10%	30%

Commercial aftermarket	37%	34%	16%

Defense and space	40%	45%	(1)%

Total	100%	100%	9%

          Aerospace sales increased by 9 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 due primarily to an 8 percent increase in organic growth driven primarily by increased commercial original equipment (OE) and aftermarket volumes partially offset by a slight decrease in Defense and Space revenues, and a 1 percent growth from acquisitions.

Details regarding the change in sales by customer end-markets are as follows:

Commercial OE sales increased by 22 percent (18 percent organic) in the quarter ended March 31, 2012 due to the following:

•

Air transport and regional OE sales increased by 12 percent (11 percent organic) in the quarter ended March 31, 2012 driven primarily by higher sales to our OE customers, consistent with higher production rates, and favorable platform mix.

•

Business and general aviation OE sales increased by 41 percent (33 percent organic) in the quarter ended March 31, 2012 driven by strong demand in the business jet end-market, favorable platform mix, and growth from acquisitions.

Commercial aftermarket sales increased by 16 percent in the quarter ended March 31, 2012 due to the following:

•

Air transport and regional aftermarket sales increased by 11 percent in the quarter ended March 31, 2012 primarily as a result of (i) increased sales of spare parts and higher maintenance activity driven by an approximate 3 percent increase in global flying hours, (ii) increased sales of avionics upgrades, and (iii) changes in customer buying patterns relating to spare parts and maintenance activity.

•

Business and general aviation aftermarket sales increased by 30 percent in the quarter ended March 31, 2012 primarily due to increased sales of spare parts and revenue associated with maintenance service agreements and higher penetration in retrofit, modifications, and upgrades.

Defense and space sales decreased by 1 percent (negative 3 percent organic) in the quarter ended March 31, 2012 primarily due to anticipated program ramp downs, partially offset by international aftermarket sales and growth from acquisitions.

          Aerospace segment profit increased by 14 percent in the quarter ended March 31, 2012 compared with quarter ended March 31, 2011 due primarily to a 14 percent increase in operational segment profit. The increase in operational segment profit is driven by increases from higher commercial aftermarket demand, price and productivity, net of inflation and increased research, development and engineering investments. Cost of goods sold totaled $2.2 billion for the quarter ended March 31, 2012, an increase of approximately $182 million which is primarily due to higher sales volumes and inflation.

Automation and Control Solutions

	Three Months Ended March 31,

	2012	2011	% Change

Net sales	$3,788	$3,656	4%
Cost of products and services sold	2,543	2,458
Selling, general and administrative expenses	716	688
Other	38	51

Segment profit	$491	$459	7%

	2012 vs. 2011

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	3%	7%
Foreign exchange	(1%)	(1%)
Acquisitions and divestitures, net	2%	1%

Total % Change	4%	7%

          Automation and Control Solutions (“ACS”) sales increased by 4 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011, primarily due to a 3 percent increase in organic revenue driven by increased sales volume, 2 percent growth from acquisitions, net of divestitures partially offset by the negative impact of foreign exchange.

•

Sales in our Energy, Safety & Security businesses increased by 2 percent (negative 1 percent organic) in 2012 principally due to the positive impact of acquisitions (most significantly EMS and Kings), net of divestitures partially offset by the unfavorable impact of foreign exchange, lower sales volumes in Europe and decreases in sales volumes of our environmental and combustion controls products primarily the result of residential HVAC softness due to the mild winter.

•

Sales in our Process Solutions business increased 8 percent (9 percent organic) in 2012 principally due to increased volume reflecting conversion to sales from backlog partially offset by the unfavorable impact of foreign exchange.

•

Sales in our Building Solutions & Distribution businesses increased by 4 percent (5 percent organic) in 2012 principally due to volume growth in our Building Solutions business reflecting conversion to sales from order backlog and increased sales volume in our Americas Distribution business partially offset by the unfavorable impact of foreign exchange.

          ACS segment profit increased by 7 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 due to a 7 percent increase in operational segment profit and a 1 percent increase from acquisitions, net of divestitures partially offset by a 1 percent negative impact of foreign exchange. The increase in operational segment profit is primarily the result of positive impact from price and productivity, net of inflation. Cost of goods sold totaled $2.5 billion in 2012, an increase of approximately $85 million which is primarily due to higher sales volumes, acquisitions, net of divestitures and inflation, partially offset by positive impact from productivity and foreign exchange.

Performance Materials and Technologies

	Three Months Ended March 31,

	2012	2011	Change

Net sales	$1,615	$1,355	19%
Cost of products and services sold	1,177	962
Selling, general and administrative expenses	112	97
Other	7	12

Segment profit	$319	$284	12%

	2012 vs. 2011

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	12%	10%
Acquisitions and divestitures, net	7%	2%

Total % Change	19%	12%

          Performance Materials and Technologies sales increased by 19 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 due to a 12 percent increase in organic growth driven primarily by increased sales volumes and 7 percent growth from acquisitions.

•

UOP sales increased 40 percent in the quarter ended March 31, 2012 compared to March 31, 2011 primarily driven by higher unit sales of petrochemical and refining catalysts, and increased equipment, service and licensing revenues, reflecting continued strength in the refining and petrochemical industries.

•

Advanced Materials sales increased by 10 percent (0 percent organic) in the quarter ended March 31, 2012 compared to March 31, 2011 primarily driven by a 43 percent (12 percent organic) increase in Resins and Chemicals sales primarily due to the phenol plant acquisition and increased sales volumes, partially offset by a 7 percent decrease in our Fluorine Products sales due to unfavorable pricing reflecting global supply conditions, and a 10 percent decrease in Specialty Products sales driven by softer demand in Asia and Europe.

          Performance Materials and Technologies segment profit increased by 12 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 due to an increase of 10 percent in operational segment profit and a 2 percent increase from acquisitions. The increase in operational segment profit is primarily due to increased volume, partially offset by continued investment to support growth. Cost of goods sold totaled $1.2 billion in the quarter ended March 31, 2012, an increase of $215 million which is primarily due to the phenol plant acquisition, volume increases, and continued investment to support growth.

Transportation Systems

	Three Months Ended March 31,

	2012	2011	Change

Net sales	$954	$965	(1)%
Cost of products and services sold	799	800
Selling, general and administrative expenses	36	38
Other	(1)	9

Segment profit	$120	$118	2%

	2012 vs. 2011

	Three Months Ended March, 31

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	1%	4%
Foreign exchange	(2)%	(2)%

Total % Change	(1)%	2%

          Transportation Systems sales decreased by 1 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 due to the negative impact of foreign exchange partially offset by organic revenue growth. The organic revenue growth in the quarter ended March 31, 2012 was primarily driven by new platform launches, strong diesel penetration rates in Western Europe and favorable mix, partially offset by decreased light vehicle production in Europe and lower aftermarket sales. We expect these market conditions to continue throughout the first half of 2012.

          Transportation Systems segment profit increased by 2 percent in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 due to a 4 percent increase in operational segment profit partially offset by a 2 percent negative impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 4 percent positive impact from productivity, net of price and inflation.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three months ended March 31, 2012. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2012 compared with 2011 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $47 million in the first three months of 2012 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $150 million in 2012 and will be funded through operating cash flows.

     B. Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, are summarized as follows:

	2012	2011

Cash provided by (used for):
Operating activities	$196	$(443)
Investing activities	(122)	16
Financing activities	169	786
Effect of exchange rate changes on cash	47	67

Net increase in cash and cash equivalents	$290	$426

          Cash provided by operating activities increased by $639 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to i) reduced cash contributions to our pension plans of $757 million, ii) a $155 million favorable impact from working capital (driven by improved receivables and inventory performance, partially offset by decreased accounts payable) and iii) increased net income of $118 million, partially offset by decreased accrued expenses of $341 million (primarily due to decreased customer advances and higher payments related to labor costs).

          Cash used for investing activities increased by $138 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to a decrease in proceeds from sales of businesses of $217 million (most significantly the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment in 2011), offset by a net $110 million decrease in investments.

          Cash provided by financing activities decreased by $617 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a decrease in the net proceeds from debt of $578 million.

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

          In the first quarter of 2012, Honeywell made cash contributions of $256 million to our pension plans. We plan to make up to an additional $750 million of cash contributions to our pension plans over the remainder of 2012 to improve the funded status of our plans. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans.

          Under the Company’s previously reported $3 billion share repurchase program, $1.9 billion remained available as of March 31, 2012 for additional share repurchases. Honeywell may repurchase outstanding shares from time to time during 2012 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

          In April 2012, the Company entered into a $3,000 million Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $3,500 million. The Credit Agreement contains a $700 million sub-limit for the issuance of letters of credit. The Credit Agreement is maintained for general corporate purposes and amends and restates the previous $2,800 million five year credit agreement dated March 31, 2011 (“Prior Agreement”). The Credit Agreement has substantially the same material terms and conditions as the Prior Agreement with an improvement in pricing and an extension of maturity. The Credit Agreement does not restrict our ability to pay dividends and contains no financial covenants. There have been no borrowings under the Credit Agreement or the Prior Agreement.

C. Other Matters

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of March 31, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

          For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 17, 2012.

Recent Accounting Pronouncements

          See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

          See our 2011 Annual Report on Form 10-K (Item 7A). As of March 31, 2012, there has been no material change in this information.

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

Honeywell International Inc.

Date: April 20, 2012	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated Five Year Credit Agreement dated as of April 2, 2012 by and among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and The Royal Bank of Scotland PLC, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 5, 2012)

10.2*	2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (filed herewith)

10.3*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (filed herewith)

10.4*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1) Data required is provided in Note 6 to the consolidated financial statements in this report.