Form 10-Q
period 2012-06-30
HONEYWELL INTERNATIONAL INC
filed 2012-07-18
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 780,568,568 shares of Common Stock outstanding at June 30, 2012.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(Dollars in millions, except per share amounts)

Product sales	$7,475	$7,146	$14,852	$13,959
Service sales	1,960	1,940	3,890	3,799

Net sales	9,435	9,086	18,742	17,758

Costs, expenses and other
Cost of products sold	5,582	5,425	11,153	10,619
Cost of services sold	1,340	1,239	2,649	2,469

	6,922	6,664	13,802	13,088
Selling, general and administrative expenses	1,226	1,248	2,457	2,480
Other (income) expense	(23)	(22)	(38)	(51)
Interest and other financial charges	87	96	176	195

	8,212	7,986	16,397	15,712

Income from continuing operations before taxes	1,223	1,100	2,345	2,046
Tax expense	318	304	615	560

Income from continuing operations after taxes	905	796	1,730	1,486
Income from discontinued operations after taxes	—	14	—	32

Net income	905	810	1,730	1,518
Less: Net income attributable to the noncontrolling interest	3	—	5	3

Net income attributable to Honeywell	$902	$810	$1,725	$1,515

Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	902	796	1,725	1,483
Income from discontinued operations	—	14	—	32

Net income attributable to Honeywell	$902	$810	$1,725	$1,515

Earnings per share of common stock - basic:
Income from continuing operations	1.15	1.01	2.21	1.89
Income from discontinuing operations	—	0.02	—	0.04

Net income attributable to Honeywell	$1.15	$1.03	$2.21	$1.93

Earnings per share of common stock - assuming dilution:
Income from continuing operations	1.14	1.00	2.19	1.86
Income from discontinuing operations	—	0.02	—	0.04

Net income attributable to Honeywell	$1.14	$1.02	$2.19	$1.90

Cash dividends per share of common stock	$0.3725	$0.3325	$0.7450	$0.6650

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(Dollars in millions)		(Dollars in millions)

Net income	$905	$810	$1,730	$1,518
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(420)	116	(231)	507

Actuarial gains	5	25	5	25
Prior service credit	—	10	—	10
Prior service credit (cost) recognized during the year	1	(1)	3	(4)
Actuarial losses recognized during year	3	4	10	10
Settlements and curtailments	(4)	(35)	(2)	(35)
Foreign exchange translation and other	1	1	1	1

Pension and other postretirement benefits adjustments	6	4	17	7

Unrealized gains (losses) for the period	(5)	28	38	8

Changes in fair value of available for sale investments	(5)	28	38	8

Effective portion of cash flow hedges recognized in OCI	(48)	7	(23)	15
Less: Reclassification adjustment for gains (losses) included in net income	(12)	4	(6)	6

Changes in fair value of effective cash flow hedges	(36)	3	(17)	9

Other comprehensive income (loss), net of tax	(455)	151	(193)	531

Comprehensive income	450	961	1,537	2,049
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1)	—	3	3

Comprehensive income attributable to Honeywell	$451	$961	$1,534	$2,046

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2012	December 31, 2011

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,221	$3,698
Accounts, notes and other receivables	7,250	7,228
Inventories	4,342	4,264
Deferred income taxes	269	460
Investments and other current assets	562	484

Total current assets	16,644	16,134

Investments and long-term receivables	566	494
Property, plant and equipment - net	4,735	4,804
Goodwill	11,837	11,858
Other intangible assets - net	2,325	2,477
Insurance recoveries for asbestos related liabilities	672	709
Deferred income taxes	2,164	2,132
Other assets	1,231	1,200

Total assets	$40,174	$39,808

LIABILITIES
Current liabilities:
Accounts payable	$4,547	$4,738
Short-term borrowings	65	60
Commercial paper	948	599
Current maturities of long-term debt	620	15
Accrued liabilities	6,632	6,863

Total current liabilities	12,812	12,275

Long-term debt	6,342	6,881
Deferred income taxes	681	676
Postretirement benefit obligations other than pensions	1,365	1,417
Asbestos related liabilities	1,522	1,499
Other liabilities	5,369	6,158

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,201	4,157
Common stock held in treasury, at cost	(8,751)	(8,948)
Accumulated other comprehensive loss	(1,637)	(1,444)
Retained earnings	17,222	16,083

Total Honeywell shareowners’ equity	11,993	10,806
Noncontrolling interest	90	96

Total shareowners’ equity	12,083	10,902

Total liabilities and shareowners’ equity	$40,174	$39,808

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2012	2011

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$1,725	$1,515
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	455	478
Loss/(gain) on sale of non-strategic businesses and assets	1	(46)
Repositioning and other charges	256	227
Net payments for repositioning and other charges	(226)	(207)
Pension and other postretirement expense	54	32
Pension and other postretirement benefit payments	(597)	(1,082)
Stock compensation expense	91	91
Deferred income taxes	189	158
Excess tax benefits from share based payment arrangements	(16)	(30)
Other	(104)	140
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(20)	(537)
Inventories	(78)	(389)
Other current assets	(15)	(23)
Accounts payable	(191)	260
Accrued liabilities	(355)	108

Net cash provided by operating activities	1,169	695

Cash flows from investing activities:
Expenditures for property, plant and equipment	(352)	(289)
Proceeds from disposals of property, plant and equipment	1	3
Increase in investments	(245)	(229)
Decrease in investments	158	176
Cash paid for acquisitions, net of cash acquired	(64)	(8)
Proceeds from sales of businesses, net of fees paid	18	215
Other	(59)	58

Net cash used for investing activities	(543)	(74)

Cash flows from financing activities:
Net increase in commercial paper	349	51
Net increase/(decrease) in short-term borrowings	11	(2)
Proceeds from issuance of common stock	116	200
Proceeds from issuance of long-term debt	42	1,384
Payments of long-term debt	—	(439)
Excess tax benefits from share based payment arrangements	16	30
Repurchases of common stock	—	(504)
Cash dividends paid	(582)	(530)

Net cash (used for)/provided by financing activities	(48)	190

Effect of foreign exchange rate changes on cash and cash equivalents	(55)	87

Net increase in cash and cash equivalents	523	898
Cash and cash equivalents at beginning of period	3,698	2,650

Cash and cash equivalents at end of period	$4,221	$3,548

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries at June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2012 and 2011 were June 30, 2012 and July 2, 2011, respectively.

          The financial information as of June 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

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

          In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

          In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

          In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

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

Note 4. Repositioning and Other Charges

     A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Severance	$37	$16	$52	$43
Asset impairments	2	—	11	10
Exit costs	8	1	16	12
Adjustments	(23)	(10)	(30)	(14)

Total net repositioning charge	24	7	49	51

Asbestos related litigation charges, net of insurance	43	40	79	78
Probable and reasonably estimable environmental liabilities	67	50	128	101
Other	—	(3)	—	(3)

Total net repositioning and other charges	$134	$94	$256	$227

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Cost of products and services sold	$132	$84	$251	$202
Selling, general and administrative expenses	2	10	5	25

	$134	$94	$256	$227

     The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Aerospace	$—	$(6)	$1	$(6)
Automation and Control Solutions	10	12	9	45
Performance Materials and Technologies	—	—	14	13
Transportation Systems	60	40	112	76
Corporate	64	48	120	99

	$134	$94	$256	$227

          In the quarter ended June 30, 2012, we recognized repositioning charges totaling $47 million including severance costs of $37 million (related to workforce reductions of 559 manufacturing and administrative positions) in our Automation and Control Solutions, Transportation Systems and Aerospace segments. The workforce reductions were primarily related to cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives. The repositioning charge also included exit costs of $8 million mainly related to closure obligations associated with the planned shutdown of a Transportation Systems manufacturing facility. Also, $23 million of previously established accruals for severance in our Automation and Control Solutions and Aerospace segments were returned to income in the second quarter of 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

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

          In the six months ended June 30, 2012, we recognized repositioning charges totaling $79 million including severance costs of $52 million related to workforce reductions of 1,177 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives. The repositioning charge also included asset impairments of $11 million principally related to manufacturing plant and equipment associated with the exit of a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $16 million principally related to closure obligations associated with the planned shutdown of manufacturing facilities and exit of a product line. Also, $30 million of previously established accruals for severance at our Automation and Control Solutions and Aerospace segments were returned to income in the first

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

six months of 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

          In the six months ended June 30, 2011, we recognized repositioning charges totaling $65 million including severance costs of $43 million related to workforce reductions of 946 manufacturing and administrative positions in our Automation and Control Solutions, Aerospace and Performance Materials and Technologies segments. The workforce reductions were primarily related to cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives, factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions segment, the exit from and/or rationalization of certain product lines and markets in our Performance Materials and Technologies and Automation and Control Solutions segments, the consolidation of U.S. repair facilities in our Aerospace segment, and an organizational realignment of a business in our Automation and Control Solutions segment. The repositioning charge also included asset impairments of $10 million principally related to manufacturing plant and equipment associated with the exit of a product line and a factory transition as discussed above. The repositioning charge also included exit costs of $12 million principally for costs to terminate contracts, including an operating lease, related to the exit of a market and a factory transition as discussed above. Also, $14 million of previously established accruals, primarily for severance at our Aerospace and Automation and Control Solutions segments, were returned to income in the first six months of 2011 due principally to fewer employee separations than originally planned associated with prior severance programs.

     The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2011	$353	$—	$59	$412
Charges	52	11	16	79
Usage - cash	(58)	—	(15)	(73)
Usage - noncash	—	(11)	—	(11)
Foreign currency translation	(13)	—	—	(13)
Adjustments	(30)	—	—	(30)

June 30, 2012	$304	$—	$60	$364

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

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$15	$15	$7	$37
Costs incurred during:
Year ended December 31, 2011	(1)	—	—	(1)
Current year-to-date	—	(3)	—	(3)

Remaining exit and disposal costs at June 30, 2012	$14	$12	$7	$33

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$11	$10	$2	$23
Costs incurred during:
Year ended December 31, 2010	—	—	—	—
Year ended December 31, 2011	(2)	(3)	(1)	(6)
Current year-to-date	—	—	(1)	(1)

Remaining exit and disposal costs at June 30, 2012	$9	$7	$—	$16

          In the quarter ended June 30, 2012, we recognized a charge of $67 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $43 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2012, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

          In the quarter ended June 30, 2011, we recognized a charge of $50 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $40 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2011, net of probable insurance recoveries.

          In the six months ended June 30, 2012, we recognized a charge of $128 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $79 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2012, net of probable insurance recoveries.

          In the six months ended June 30, 2011, we recognized a charge of $101 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $78 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2011, net of probable insurance recoveries.

Note 5. Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Equity (income)/loss of affiliated companies	$(14)	$(14)	$(24)	$(23)
Loss/(gain) on sale of non-strategic businesses and assets	1	(2)	1	(46)
Interest income	(14)	(14)	(28)	(27)
Foreign exchange	3	10	13	18
Other, net	1	(2)	—	27

	$(23)	$(22)	$(38)	$(51)

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Gain on sale of non-strategic businesses and assets in the six months ended June 30, 2011 includes a $41 million pre-tax gain, $25 million net of tax, related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment.

          Other, net in the six months ended June 30, 2011 includes a loss of $29 million resulting from early redemption of debt.

Note 6. Earnings Per Share

          The details of the earnings per share calculations for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2012	2011	2012	2011

Basic
Income from continuing operations less net income attributable to the noncontrolling interest	$902	$796	$1,725	$1,483
Income from discontinued operations	—	14	—	32

Net income attributable to Honeywell	902	810	1,725	1,515

Weighted average shares outstanding	781.4	785.0	779.3	785.2

Earnings per share of common stock
Income from continuing operations	1.15	1.01	2.21	1.89
Income from discontinued operations	—	0.02	—	0.04

Net income attributable to Honeywell	$1.15	$1.03	$2.21	$1.93

	Three Months Ended June 30		Six Months Ended June 30

	2012	2011	2012	2011

Assuming Dilution
Income from continuing operations less net income attributable to the noncontrolling interest	$902	$796	$1,725	$1,483
Income from discontinued operations	—	14	—	32

Net income attributable to Honeywell	902	810	1,725	1,515

Average Shares
Weighted average shares outstanding	781.4	785.0	779.3	785.2
Dilutive securities issuable - stock plans	9.1	12.3	10.0	12.3

Total weighted average shares outstanding	790.5	797.3	789.3	797.5

Earnings per share of common stock
Income from continuing operations	1.14	1.00	2.19	1.86
Income from discontinued operations	—	0.02	—	0.04

Net income attributable to Honeywell	$1.14	$1.02	$2.19	$1.90

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2012, the weighted average number of stock options excluded from the computations were 16.6 and 13.1 million, respectively. For the three and six months ended June 30, 2011, the weighted

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

average number of stock options excluded from the computations were 7.9 and 7.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	June 30, 2012	December 31, 2011

Trade	$6,946	$6,926
Other	529	555

	7,475	7,481
Less: Allowance for doubtful accounts	225	253

	$7,250	$7,228

          Trade Receivables includes $1,538 and $1,404 million of unbilled balances under long-term contracts as of June 30, 2012 and December 31, 2011, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	June 30, 2012	December 31, 2011

Raw materials	$1,222	$1,222
Work in process	887	958
Finished products	2,432	2,253

	4,541	4,433
Reduction to LIFO cost basis	(199)	(169)

	$4,342	$4,264

Note 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the six months ended June 30, 2012 by segment is as follows:

	December 31, 2011	Acquisitions	Divestitures	Currency Translation Adjustment	June 30, 2012

Aerospace	$2,095	$2	$(3)	$(2)	$2,092
Automation and Control Solutions	8,260	45	—	(58)	8,247
Performance Materials and Technologies	1,306	—	—	(5)	1,301
Transportation Systems	197	—	—	—	197

	$11,858	$47	$(3)	$(65)	$11,837

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2012			December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,134	$(796)	$338	$1,151	$(761)	$390
Customer relationships	1,707	(552)	1,155	1,718	(493)	1,225
Trademarks	156	(92)	64	155	(84)	71
Other	189	(136)	53	211	(145)	66

	3,186	(1,576)	1,610	3,235	(1,483)	1,752

Indefinite life intangibles:
Trademarks	715	—	715	725	—	725

	$3,901	$(1,576)	$2,325	$3,960	$(1,483)	$2,477

          Amortization expense related to intangible assets for the six months ended June 30, 2012 and 2011 was $126 and $125 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2012 and determined that there was no impairment as of that date. No matters have arisen subsequent to that date which have resulted in a change to this assessment.

Note 10. Long-term Debt and Credit Agreements

	June 30, 2012	December 31, 2011

4.25% notes due 2013	$600	$600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	308	242

	6,962	6,896

Less: Current portion	620	15

	$6,342	$6,881

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          The schedule of principal payments on long term debt is as follows:

June 30, 2012

2012	$15
2013	637
2014	627
2015	4
2016	455
Thereafter	5,224

6,962
Less: Current portion	620

$6,342

          On April 2, 2012, the Company entered into a $3,000 million Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $3,500 million. The Credit Agreement contains a $700 million sub-limit for the issuance of letters of credit. The Credit Agreement is maintained for general corporate purposes and amends and restates the previous $2,800 million five year credit agreement dated March 31, 2011 (“Prior Agreement”). There have been no borrowings under the Credit Agreement or the Prior Agreement.

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

          As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of June 30, 2012 and December 31, 2011 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

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

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted nonfunctional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At June 30, 2012 and December 31, 2011, we had contracts with notional amounts of $5,870 million and $7,108 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Indian rupee, Mexican peso, Chinese renminbi, Hong Kong dollar, Czech koruna, Swiss franc, Singapore dollar, Romanian leu, Korean won, Swedish krona and Thai baht.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At June 30, 2012 and December 31, 2011, we had contracts with notional amounts of $32 million and $59 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2012 and December 31, 2011, interest rate swap agreements designated as fair value hedges effectively changed $1,400 million of

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

fixed rate debt at an average rate of 4.09 percent to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

          The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Assets:
Foreign currency exchange contracts	$28	$26
Available for sale investments	434	359
Interest rate swap agreements	149	134
Forward commodity contracts	1	1

Liabilities:
Foreign currency exchange contracts	$75	$52
Forward commodity contracts	6	10

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2012		December 31, 2011

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$161	$159	$132	$132
Liabilities
Long-term debt and related current maturities	$6,962	$8,107	$6,896	$7,896

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

          At June 30, 2012 and December 31, 2011, the Company had nonfinancial assets, specifically property, plant and equipment and intangible assets, with a net book value of $18 million and $262 million, respectively, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $7 million and $18 million, respectively, in the three and six months ended June 30, 2012, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates. At June 30, 2011 and December 31, 2010, the Company had nonfinancial assets, specifically property, plant and equipment, with a net book value of $15 million and $32 million, respectively, that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $2 million and $12 million, respectively, in the three and six months ended June 30, 2011. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	June 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accounts, notes, and other receivables	$27	$18
Interest rate swap agreements	Other assets	149	134
Commodity contracts	Accounts, notes, and other receivables	1	1

Not Designated as a Hedge	Balance Sheet Classification	June 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$8

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	June 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accrued liabilities	$69	$50
Commodity contracts	Accrued liabilities	6	10

Not Designated as a Hedge	Balance Sheet Classification	June 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accrued liabilities	$6	$2

Gains (losses) recognized in OCI (effective portions) consist of the following:

	Three Months Ended June, 30		Six Months Ended June, 30

Designated Cash Flow Hedge	2012	2011	2012	2011

Foreign currency exchange contracts	$(50)	$8	$(11)	$16
Commodity contracts	—	(1)	(9)	2

Gains (losses) reclassified from AOCI to income consist of the following:

Designated		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedge	Income Statement Location	2012	2011	2012	2011

	Product sales	$(9)	$10	$(6)	$16
Foreign currency	Cost of products sold	7	(11)	10	(16)
exchange contracts	Sales & general administrative	(3)	4	3	6

Commodity contracts	Cost of products sold	$(7)	$1	$(13)	$—

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and six months ended June 30, 2012 and 2011 and are classified within cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $29 and $15 million in the three and six months ended June 30, 2012. Gains on interest rate swap agreements recognized in earnings were $24 million and $33 million in both the three and six months ended June 30, 2011. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and six months ended June 30, 2012, we recognized $61 million and $51 million of expense, respectively, in Other (Income) Expense. For the three and six months ended June 30, 2011, we recognized $27 million and $50 million of income, respectively, in Other (Income) Expense.

Note 12. Noncontrolling Interest

Changes in noncontrolling interest consist of the following:

	Six Months Ended June 30,
	2012	2011

Balance beginning of period, December 31	$96	121
Comprehensive income attributable to noncontrolling interest	3	3
Acquisitions	—	(1)
Dividends paid	(7)	(10)
Other owner changes	(2)	(1)

Balance end of period, June 30	$90	112

          In the six months ended June 30, 2012 and June 30, 2011, there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net Sales
Aerospace
Products	$1,750	$1,559	$3,455	$3,025
Services	1,277	1,251	2,522	2,481

Total	3,027	2,810	5,977	5,506
Automation and Control Solutions
Products	3,407	3,331	6,658	6,467
Services	555	549	1,092	1,069

Total	3,962	3,880	7,750	7,536
Performance Materials and Technologies
Products	1,418	1,266	2,885	2,512
Services	128	140	276	249

Total	1,546	1,406	3,161	2,761
Transportation Systems
Products	900	990	1,854	1,955
Services	—	—	—	—

Total	900	990	1,854	1,955
Corporate
Products	—	—	—	—
Services	—	—	—	—

Total	—	—	—	—

	$9,435	$9,086	$18,742	$17,758

Segment Profit
Aerospace	$562	$451	$1,096	$918
Automation and Control Solutions	525	496	1,016	955
Performance Materials and Technologies	350	281	669	565
Transportation Systems	114	129	234	247
Corporate	(58)	(56)	(107)	(124)

Total Segment Profit	1,493	1,301	2,908	2,561

Other income(a)	9	8	14	28
Interest and other financial charges	(87)	(96)	(176)	(195)
Stock compensation expense(b)	(40)	(42)	(91)	(91)
Pension ongoing expense(b)	(9)	(22)	(22)	(57)
Other postretirement income/(expense)(b)	(9)	45	(32)	27
Repositioning and other charges (b)	(134)	(94)	(256)	(227)

Income from continuing operations before taxes	$1,223	$1,100	$2,345	$2,046

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits

	U.S. Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Service cost	$64	$53	$128	$116
Interest cost	185	191	369	381
Expected return on plan assets	(255)	(254)	(510)	(507)
Amortization of prior service cost	7	9	14	17
Settlements and curtailments	—	9	—	24

	$1	$8	$1	$31

	Non-U.S. Plans

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Service cost	$12	$15	$24	$30
Interest cost	55	60	110	120
Expected return on plan assets	(73)	(72)	(145)	(143)
Amortization of transition obligation	1	1	1	1
Amortization of prior service (credit)	(1)	(1)	(1)	(1)
Settlements and curtailments	—	1	2	1

	$(6)	$4	$(9)	$8

Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Service cost	$—	$—	$—	$1
Interest cost	13	17	27	35
Amortization of prior service (credit)	(4)	(9)	(7)	(22)
Recognition of actuarial losses	5	6	16	18
Settlements and curtailments	(6)	(61)	(6)	(61)

	$8	$(47)	$30	$(29)

          Honeywell made cash contributions of $256 million and $267 million to our pension plans in the first and second quarter of 2012, respectively.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2011	$723
Accruals for environmental matters deemed probable and reasonably estimable	128
Environmental liability payments	(136)

June 30, 2012	$715

          Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2012	December 31, 2011

Accrued liabilities	$302	$303
Other liabilities	413	420

	$715	$723

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

          Dundalk Marine Terminal, Baltimore, MD—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear 77 percent of the costs of developing and implementing permanent remedies for the DMT facility. In January 2011, the MPA and Honeywell submitted to the Maryland Department of the Environment (“MDE”) a Corrective Measures Alternatives Analysis (“CMAA”) of certain potential remedies for DMT to assist MDE in selection of a final remedy, which has not yet occurred. We expect the MDE to select the final remedy in July 2012. Provision has been made in our financial statements for the CMAA consistent with the accounting policy described above. We have negotiated a Consent Decree with the MPA and MDE with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this matter will have a material adverse impact on our consolidated financial position or operating cash flows. Given the scope and complexity of this project, it is possible that the cost of remediation, when determinable, could have a material adverse impact on our results of operations in the periods recognized.

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

          The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total

December 31, 2011	$613	$1,123	$1,736
Accrual for update to estimated liability	103	(1)	102
Asbestos related liability payments	(76)	(1)	(77)

June 30, 2012	$640	$1,121	$1,761

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total

December 31, 2011	$162	$618	$780
Probable insurance recoveries related to estimated liability	10	—	10
Insurance receivables settlements	5	8	13
Insurance receipts for asbestos related liabilities	(24)	(36)	(60)

June 30, 2012	$153	$590	$743

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30, 2012	December 31, 2011

Other current assets	$71	$71
Insurance recoveries for asbestos related liabilities	672	709

	$743	$780

Accrued liabilities	$239	$237
Asbestos related liabilities	1,522	1,499

	$1,761	$1,736

          NARCO Products – On January 4, 2002, NARCO filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing of NARCO’s petition in 2002, the U.S. Bankruptcy Court for the Western District of Pennsylvania (“the Bankruptcy Court”) issued an injunction staying the prosecution of NARCO-related asbestos claims against the Company, which stay has continuously remained in place. In November 2007, the Bankruptcy Court confirmed NARCO’s Third Amended Plan of Reorganization (NARCO Plan of Reorganization). All challenges to the NARCO Plan of Reorganization were fully resolved in the third quarter of 2010. The NARCO Plan of Reorganization cannot become effective, however, until the Plan of Reorganization of certain NARCO affiliates, which is pending in Bankruptcy Court, is confirmed and then affirmed by the District Court. It is not possible to predict the timing or outcome of the Bankruptcy and District Court proceedings in the affiliates’ case. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

          In connection with NARCO’s bankruptcy filing, we agreed to certain obligations which will be triggered upon the effective date of the NARCO Plan of Reorganization. Honeywell will provide NARCO with $20 million in financing and simultaneously forgive such indebtedness. We will also pay $40 million to NARCO’s former parent company and $16 million to certain asbestos claimants whose claims were resolved during the pendency of the NARCO bankruptcy proceedings. These amounts have been classified as Accrued Liabilities in the Consolidated Balance Sheet as of June 30, 2012.

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

          Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2012, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a declaratory judgment action in the Supreme Court of New York, County of New York against Honeywell and other insurance carriers that provide coverage for NARCO asbestos claims, seeking a declaration regarding coverage obligations for NARCO asbestos claims under high excess insurance coverage issued by Travelers and the other insurance carriers. The other insurance carriers asserted cross claims against Honeywell seeking declarations regarding their coverage obligations for NARCO asbestos claims under high excess insurance coverage issued by them. Since then, the Company has entered into settlement agreements resolving all NARCO-related asbestos coverage issues with certain of these insurance carriers, including Travelers. Approximately $48 million of remaining unsettled coverage is included in our NARCO-related insurance receivable at June 30, 2012. Honeywell believes it is entitled to the coverage at issue and expects to prevail in this matter. In 2007, Honeywell prevailed on a critical choice of law issue concerning the appropriate method of allocating NARCO-related asbestos liabilities to triggered policies. The plaintiffs appealed and the trial court’s ruling was upheld by the intermediate appellate court in 2009. Plaintiffs’ further appeal to the New York Court of Appeals, the highest court in New York, was denied in October 2009. A related New Jersey action brought by Honeywell has been dismissed, but all coverage claims against plaintiffs have been preserved in the New York action. Based upon (i) our understanding of relevant facts and applicable law, (ii) the terms of insurance policies at issue, (iii) our experience on matters of this nature, and (iv) the advice of counsel, we believe that the amount due from the remaining insurance carriers is probable of recovery. While Honeywell expects to prevail in this matter, an adverse outcome could have a

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

material impact on our results of operations in the period recognized but would not be material to our consolidated financial position or operating cash flows.

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

          Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30, 2012	Year Ended December 31,
Claims Activity		2011	2010

Claims Unresolved at the beginning of period	22,571	22,480	19,940
Claims Filed during the period (a)	1,731	3,592	4,302
Claims Resolved during the period(b)	(1,433)	(3,501)	(1,762)

Claims Unresolved at the end of period	22,869	22,571	22,480

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

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2012	2011	2010

Mesothelioma and Other Cancer Claims	5,334	4,943	4,856
Nonmalignant Claims	17,535	17,628	17,624

Total Claims	22,869	22,571	22,480

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2011	2010	2009	2008	2007

	(in whole dollars)
Malignant claims	$48,000	$54,000	$50,000	$65,000	$33,000
Nonmalignant claims	$1,000	$1,300	$200	$1,500	$500

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Allen, et al. v. Honeywell Retirement Earnings Plan—Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million (paid from the Company’s pension plan) and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. In October 2009, the Court granted summary judgment in favor of the Honeywell Retirement Earnings Plan with respect to the claim regarding the calculation of benefits. In May 2011, the parties engaged in mediation and reached an agreement in principle to settle the three remaining claims for $23.8 million (also to be paid from the Company’s pension plan). Settlement documents have been submitted to the court for classwide approval. A preliminary settlement order has been approved by the court and a fairness hearing on the settlement is scheduled for July 20, 2012. Upon court approval of the settlement, all claims in this matter will be fully resolved.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2012 and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and the consolidated statement of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
July 18, 2012

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three and six months ended June 30, 2012. The financial information as of June 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

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

A.	Results of Operations – three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011

Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net sales	$9,435	$9,086	$18,742	$17,758
% change compared with prior period	4%		6%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date

Volume	3%	4%
Price	—	1%
Foreign Exchange	(3)%	(2)%
Acquisitions/Divestitures	3%	3%
Other	1%	—

	4%	6%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold
	Three Months Ended June, 30		Six Months Ended June, 30

	2012	2011	2012	2011

Cost of products and services sold	$6,922	$6,664	$13,802	$13,088
% change compared with prior period	4%		5%

Gross Margin percentage	26.6%	26.7%	26.4%	26.3%

          Cost of products and services sold increased by $258 million or 4 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 principally due to an estimated increase in direct material costs of approximately $220 million driven substantially by a 4 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A, an increase in repositioning and other charges of approximately $50 million and an increase in other postretirement expense of approximately $45 million.

          Cost of products and services sold increased by $714 million or 5 percent in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 principally due to an estimated increase in direct material costs of approximately $720 million driven substantially by a 6 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A, an increase in other postretirement expense of approximately $50 million and an increase in repositioning and other charges of approximately $45 million.

          Gross margin percentage decreased by 0.1 percentage point in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 primarily due to higher repositioning and other charges (approximately 0.5 percentage point impact), higher other postretirement expense (approximately 0.4 percentage point impact) and lower segment gross margin in our Automation and Control Solutions and Transportation Systems segments (approximately 0.4 percentage point impact collectively) partially offset by higher segment margin in our Aerospace and Performance Materials and Technologies segments (approximately 1.2 percentage point impact collectively).

          Gross margin percentage increased by 0.1 percentage point in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 primarily due to higher segment gross margin in our Aerospace and Performance Materials and Technologies segments (approximately 0.7 percentage point impact collectively) partially offset by higher repositioning and other charges (approximately 0.3 percentage point impact) lower segment gross margin in our Automation and Control Solutions and Transportation Systems segments (approximately 0.2 percentage point impact collectively) and higher other postretirement expense (approximately 0.1 percentage point impact).

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses
	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Selling, general and administrative expense	$1,226	$1,248	$2,457	$2,480
Percent of sales	13.0%	13.7%	13.1%	14.0%

          Selling, general and administrative expenses (SG&A) decreased as a percentage of sales by 0.7 percentage points in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 driven by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A and foreign exchange, partially offset by the impact of an estimated $50 million increase in costs resulting from acquisitions and merit increases.

          SG&A decreased as a percentage of sales by 0.9 percentage points in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 driven by the impact of higher sales volumes as a result of the factors discussed in the Review of Business Segments section of this MD&A and foreign exchange, partially offset by an estimated $90 million in costs resulting from acquisitions and merit increases.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Equity (income)/loss of affiliated companies	$(14)	$(14)	$(24)	$(23)
Loss/(gain) on sale of non-strategic businesses and assets	1	(2)	1	(46)
Interest income	(14)	(14)	(28)	(27)
Foreign exchange	3	10	13	18
Other, net	1	(2)	—	27

	$(23)	$(22)	$(38)	$(51)

          Other income of $38 million for the six months ended June 30, 2012 decreased compared to other income of $51 million for the six months ended June 30, 2011 due primarily to a $41 million pre-tax gain related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment in the first quarter of 2011, partially offset by a loss of $29 million resulting from early redemption of debt in 2011.

Interest and Other Financial Charges

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Interest and other financial charges	$87	$96	$176	$195
% change compared with prior period	(9)%		(10)%

          Interest and other financial charges decreased by $9 million in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 and by $19 million in the six months ended 2012 compared with the six months ended June 30, 2011 primarily due to lower borrowing costs, partially offset by higher debt balances.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Tax expense	$318	$304	$615	$560
Effective tax rate	26.0%	27.6%	26.2%	27.4%

          The effective tax rate decreased by 1.6 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 and 1.2 percent in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 primarily due to lower tax expense related to divestitures, tax reserves and changes in tax legislation.

          The effective tax rate for the periods ending in 2012 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from the domestic manufacturing deduction.

          The effective tax rate for the periods ending in 2011 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from domestic manufacturing deduction and U.S. tax credits.

Net Income Attributable to Honeywell

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net income attributable to Honeywell
Income from continuing operations less net income attributable to the noncontrolling interest	$902	$796	$1,725	$1,483
Income from discontinued operations	—	14	—	32

Net income attributable to Honeywell	902	810	1,725	1,515

Earnings per share of common stock – assuming dilution
Income from continuing operations	1.14	1.00	2.19	1.86
Income from discontinued operations	—	0.02	—	0.04

Net income attributable to Honeywell	$1.14	$1.02	$2.19	$1.90

          Earnings per share of common stock – assuming dilution increased by $0.12 per share in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 primarily due to increased segment profit in our Aerospace, Performance Materials and Technologies, and Automation and Control Solutions segments and lower pension expense, partially offset by higher other postretirement expense and repositioning and other charges, and decreased income from discontinued operations.

          Earnings per share of common stock – assuming dilution increased by $0.29 per share in the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to increased segment profit in our Aerospace, Performance Materials and Technologies, and Automation and Control Solutions segments and lower pension expense, partially offset by higher other postretirement expense and repositioning and other charges, and decreased income from discontinued operations.

Review of Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

Net Sales
Aerospace
Products	$1,750	$1,559	$3,455	$3,025
Services	1,277	1,251	2,522	2,481

Total	3,027	2,810	5,977	5,506
Automation and Control Solutions
Products	3,407	3,331	6,658	6,467
Services	555	549	1,092	1,069

Total	3,962	3,880	7,750	7,536
Performance Materials and Technologies
Products	1,418	1,266	2,885	2,512
Services	128	140	276	249

Total	1,546	1,406	3,161	2,761
Transportation Systems
Products	900	990	1,854	1,955
Services	—	—	—	—

Total	900	990	1,854	1,955
Corporate
Products	—	—	—	—
Services	—	—	—	—

Total	—	—	—	—

	$9,435	$9,086	$18,742	$17,758

Segment Profit
Aerospace	$562	$451	$1,096	$918
Automation and Control Solutions	525	496	1,016	955
Performance Materials and Technologies	350	281	669	565
Transportation Systems	114	129	234	247
Corporate	(58)	(56)	(107)	(124)

Total Segment Profit	1,493	1,301	2,908	2,561

Other income(a)	9	8	14	28
Interest and other financial charges	(87)	(96)	(176)	(195)
Stock compensation expense(b)	(40)	(42)	(91)	(91)
Pension ongoing expense(b)	(9)	(22)	(22)	(57)
Other postretirement income/(expense)(b)	(9)	45	(32)	27
Repositioning and other charges (b)	(134)	(94)	(256)	(227)

Income from continuing operations before taxes	$1,223	$1,100	$2,345	$2,046

(a)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended June 30,		% change	Six Months Ended June 30,		% change

	2012	2011		2012	2011

Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$407	$363	12%	$822	$732	12%
Business and general aviation	236	102	131%	492	283	74%
Aftermarket
Air transport and regional	725	694	4%	1,453	1,352	7%
Business and general aviation	356	299	19%	703	565	24%
Defense and Space	1,303	1,352	(4)%	2,507	2,574	(3)%

Total Aerospace Sales	3,027	2,810		5,977	5,506

Automation and Control Solutions Sales
Energy Safety & Security	2,022	1,982	2%	3,994	3,921	2%
Process Solutions	768	753	2%	1,490	1,423	5%
Building Solutions & Distribution	1,172	1,145	2%	2,266	2,192	3%

Total Automation and Control Solution Sales	3,962	3,880		7,750	7,536

Performance Materials and Technologies
UOP	508	460	10%	1,087	874	24%
Advanced Materials	1,038	946	10%	2,074	1,887	10%

Total Performance Materials and Technologies Sales	1,546	1,406		3,161	2,761

Transportation Systems Sales
Transportation Systems	900	990	(9)%	1,854	1,955	(5)%

Total Transportation Systems Sales	900	990		1,854	1,955

Net Sales	$9,435	$9,086		$18,742	$17,758

Aerospace

	Three Months Ended June 30,			Six Months Ended June 30,

	2012	2011	% Change	2012	2011	% Change

Net sales	$3,027	$2,810	8%	$5,977	$5,506	9%
Cost of products and services sold	2,266	2,170		4,481	4,204
Selling, general and administrative expenses	153	138		313	282
Other	46	51		87	102

Segment profit	$562	$451	25%	$1,096	$918	19%

	2012 vs. 2011

	Three Months Ended June 30,		Six Months Ended June 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	7%	6%	10%
Acquisitions and divestitures, net	1%	1%	2%	1%
Other	3%	17%	1%	8%

Total % Change	8%	25%	9%	19%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

	% of Aerospace		% Increase/ (Decrease) in Sales	% of Aerospace		% Increase/ (Decrease) in Sales

	Sales			Sales
Customer End-Markets	2012	2011		2012	2011

Commercial original equipment
Air transport and regional	13%	13%	12%	14%	13%	12%
Business and general aviation	8%	4%	131%	8%	5%	74%

Commercial original equipment	21%	17%	38%	22%	18%	29%

Commercial aftermarket
Air transport and regional	24%	24%	4%	24%	25%	7%
Business and general aviation	12%	11%	19%	12%	10%	24%

Commercial aftermarket	36%	35%	9%	36%	35%	12%

Defense and Space	43%	48%	(4)%	42%	47%	(3)%

Total	100%	100%	8%	100%	100%	9%

          Aerospace sales increased by 8 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 due to a 4 percent increase in organic growth primarily due to increased commercial original equipment (OE) and aftermarket sales, and a 3 percent increase in revenue related to a $75 million reduction in payments to business and general aviation OE manufacturers to partially offset their pre-production costs associated with new aircraft platforms (OEM payments), and a 1 percent growth from acquisitions, net of divestitures.

          Aerospace sales increased by 9 percent for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 due principally to a 6 percent increase in organic growth due to increased commercial sales volume, a 2 percent growth from acquisitions, net of divestitures, and a 1 percent increase in revenue as a result of a reduction in OEM payments, discussed above.

          Details regarding the changes in sales by customer end-markets are as follows:

Commercial OE sales increased by 38 percent (16 percent organic) and increased by 29 percent (17 percent organic) in the three and six month periods ended June 30, 2012, respectively, due to the following:

•

Air transport and regional OE sales increased by 12 percent (11 percent organic) in both the three months and six months ended June 30, 2012, driven by higher sales to our OE customers, consistent with higher production rates, and a favorable platform mix.

•	Business and general aviation OE sales increased by 131 percent (25 percent organic) in the quarter ended June 30, 2012 and increased by 74 percent (29 percent organic) in the six months ended June

30, 2012 driven by the favorable 73 percent and 26 percent impact of the OEM payments discussed above, for the three and six month period ended June 30, 2012, respectively, in addition to strong demand in the business jet end-market, favorable platform mix, and growth from acquisitions.

Commercial aftermarket sales increased by 9 percent and 12 percent in the three and six month periods ended June 30, 2012, respectively, due to the following:

•

Air transport and regional aftermarket sales increased in the three and six months ended June 30, 2012 by 4 and 7 percent respectively, primarily as a result of (i) increased sales of spare parts and higher maintenance activity driven by an approximate 2 percent and 3 percent increase in global flying hours for the three and six month periods ended June 30, 2012, respectively, (ii) increased sales of avionics upgrades, and (iii) changes in customer buying patterns relating to maintenance activity. We expect sales growth rates to moderate in the second half of 2012 as sales begin to recouple with flying hours growth.

•

Business and general aviation aftermarket sales increased by 19 percent in the quarter ended June 30, 2012 and 24 percent in the six months ended June 30, 2012 primarily due to increased sales of spare parts and revenue associated with maintenance service agreements and a higher penetration in retrofit, modifications, and upgrades.

Defense and space sales decreased by 4 percent (negative 5 percent organic) in the three months ended June 30, 2012 and decreased by 3 percent (negative 4 percent organic) for the six months ended June 30, 2012 primarily due to anticipated program ramp downs, partially offset by international aftermarket sales and growth from acquisitions, net of divestitures.

          Aerospace segment profit increased by 25 percent in the quarter ended June 30, 2012 compared with quarter ended June 30, 2011 due to a 17 percent favorable impact from lower OEM payments, discussed above, a 7 percent increase in operational segment profit, and a 1 percent increase from acquisitions, net of divestitures. The increase in operational segment profit is driven by the favorable impact from higher commercial demand, price and productivity, net of inflation, partially offset by increased research, development and engineering investments. Cost of goods sold totaled $2.3 billion for the quarter ended June 30, 2012, an increase of $96 million primarily due to the factors discussed above.

          Aerospace segment profit increased by 19 percent for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 due to an increase in operational segment profit comprised of an approximate 10 percent favorable impact from higher sales volume, a 8 percent positive impact from the OEM payments, discussed above, and a 1 percent increase from acquisitions, net of divestitures. The increase in operational segment profit is due to higher commercial demand, higher price and productivity, net of inflation, partially offset by increased research, development and engineering investments. Cost of goods sold totaled $4.5 billion for the six months ended June 30, 2012, an increase of approximately $277 million primarily due to the factors discussed above.

Automation and Control Solutions

	Three Months Ended June 30,			Six Months Ended June 30,

	2012	2011	% Change	2012	2011	% Change

Net sales	$3,962	$3,880	2%	$7,750	$7,536	3%
Cost of products and services sold	2,701	2,612		5,244	5,070
Selling, general and administrative expenses	680	723		1,396	1,411
Other	56	49		94	100

Segment profit	$525	$496	6%	$1,016	$955	6%

	2012 vs. 2011

	Three Months Ended June 30,		Six Months Ended June 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	7%	3%	7%
Foreign exchange	(4)%	(4)%	(2)%	(3)%
Acquisitions and divestitures, net	2%	3%	2%	2%

Total % Change	2%	6%	3%	6%

          Automation and Control Solutions (“ACS”) sales increased by 2 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011, primarily due to a 4 percent increase in organic revenue driven by increased sales volume and 2 percent growth from acquisitions, net of divestitures partially offset by the negative impact of foreign exchange.

          ACS sales increased by 3 percent in the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to a 3 percent increase in organic revenue driven by increased sales volume and 2 percent growth from acquisitions, net of divestitures, partially offset by the negative impact of foreign exchange.

•

Sales in our Energy, Safety & Security businesses increased by 2 percent in the three months ended June 30, 2012 (1 percent organic) and 2 percent in the six months ended June 30, 2012 (flat organic) principally due to (i) the positive impact of acquisitions (most significantly EMS and Kings), net of divestitures, (ii) higher sales volumes due to improving U.S. residential market conditions and new product introductions in the security business and (iii) higher sales volumes due to contract wins and new product introductions in the scanning and mobility business, partially offset by the unfavorable impact of foreign exchange, lower sales volumes in Europe, decreases in sales volumes of our environmental and combustion controls products in the first quarter (primarily the result of residential HVAC softness due to the mild winter) and decreases in sales volumes of our personal protective equipment in the second quarter (primarily the result of European economic conditions).

•

Sales in our Process Solutions business increased by 2 percent (8 percent organic) in the three months ended June 30, 2012 and 5 percent (8 percent organic) in the six months ended June 30, 2012 principally due to increased volume reflecting conversion to sales from backlog, partially offset by the unfavorable impact of foreign exchange.

•

Sales in our Building Solutions & Distribution businesses increased by 2 percent (6 percent organic) in the three months ended June 30, 2012 and 3 percent (5 percent organic) in the six months ended June 30, 2012 principally due to increased sales volume in our Americas Distribution business and volume growth in our Building Solutions business reflecting conversion to sales from backlog, partially offset by the unfavorable impact of foreign exchange.

          ACS segment profit increased by 6 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 due to a 7 percent increase in operational segment profit, and a 3 percent increase from acquisitions net of divestitures partially offset by a 4 percent negative impact of foreign exchange. The increase in operational segment profit is primarily the result of positive impact from productivity, net of inflation. Cost of goods sold totaled $2.7 billion for the quarter ended June 30, 2012, an increase of $89 million which is primarily due to higher sales volumes, acquisitions, net of divestitures and inflation, partially offset by positive impact from foreign exchange and productivity.

          ACS segment profit increased by 6 percent in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 due to a 7 percent increase in operational segment profit, 2 percent increase from acquisitions net of divestitures partially offset by a 3 percent negative impact of foreign exchange. The increase in operational segment profit is primarily the result of positive impact from productivity, net of inflation. Cost of goods sold totaled $5.2 billion for the six months ended June 30, 2012, an increase of $174 million which is primarily due to higher sales volumes, acquisitions, net of divestitures and inflation, partially offset by positive impact from foreign exchange and productivity.

Performance Materials and Technologies

	Three Months Ended June 30,			Six Months Ended June 30,

	2012	2011	Change	2012	2011	Change

Net sales	$1,546	$1,406	10%	$3,161	$2,761	14%
Cost of products and services sold	1,079	1,014		2,256	1,974
Selling, general and administrative expenses	101	101		213	198
Other	16	10		23	24

Segment profit	$350	$281	25%	$669	$565	18%

	2012 vs. 2011

	Three Months Ended June 30,		Six Months Ended June 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	22%	8%	16%
Foreign exchange	(1)%	(1)%	(1)%	(1)%
Acquisitions and divestitures, net	7%	4%	7%	3%

Total % Change	10%	25%	14%	18%

          Performance Materials and Technologies sales increased by 10 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 due to a 4 percent increase in organic growth driven primarily by increased sales volumes and 7 percent growth from acquisitions, partially offset by a 1 percent unfavorable impact from foreign exchange. Performance Materials and Technologies sales increased by 14 percent for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 due to an 8 percent increase in organic growth driven primarily by increased sales volumes and 7 percent growth from acquisitions, partially offset by a 1 percent unfavorable impact from foreign exchange.

•

UOP sales increased by 10 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 driven primarily by increased licensing, equipment, and service revenues, reflecting continued strength in the refining and petrochemical industries, partially offset by decreased catalyst volumes primarily due to timing of deliveries.

•

UOP sales increased by 24 percent in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 driven primarily by higher volume of petrochemical and refining catalysts, increased licensing, equipment, and service revenues, reflecting continued strength in the refining and petrochemical industries. UOP sales growth is expected to moderate through the second half of 2012 compared to the second half of 2011 due to timing of project completion and higher than typical volumes of refining catalysts in the second half of 2011.

•

Advanced Materials sales increased by 10 percent (flat organic) in both the quarter and six months ended June 30, 2012, compared with the quarter and six months ended June 30, 2011 driven by a 44 percent and 43 percent increase in Resins and Chemicals sales for the three and six month periods, respectively, primarily due to the phenol plant acquisition and increased sales volumes, partially offset by lower sales in Fluorine Products primarily due to unfavorable pricing reflecting more challenging global end market conditions and in Specialty Products primarily due to slowing end market demand.

In July 2012, the Company announced that it is evaluating a series of upgrades to its Metropolis Works nuclear conversion facility, a Fluorine Products facility, following a U.S. Nuclear Regulatory Commission

(NRC) inspection that focused on preparedness for extreme natural disasters such as strong earthquakes and tornados. The NRC inspection was part of a comprehensive assessment of all U.S. nuclear-related facilities following the Fukushima, Japan earthquake in 2011. Production at the Metropolis facility (which has been undergoing planned annual maintenance) will not be restarted until agreement is reached with the NRC on the necessary upgrade projects and timing. Completion of the upgrades to the facility could take approximately 12 to 15 months. The timeline for the restarting of operations at the facility and the timing and nature of the upgrades has not been determined and will be addressed in discussions with the NRC. The continued suspension of operations and the cost of the plant upgrades are not expected to have a material negative impact on Performance Materials and Technologies 2012 results of operations.

          Performance Materials and Technologies segment profit increased by 25 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 due to a 22 percent increase in operational segment profit, and a 4 percent increase from acquisitions, partially offset by an unfavorable impact of 1 percent in foreign exchange. The increase in operational segment profit is primarily due to higher licensing and service revenues in UOP, increased volume in Resins and Chemicals, and productivity, partially offset by continued investment to support growth and unfavorable pricing in Fluorine Products primarily due to more challenging global end market conditions. Cost of products and services sold totaled $1.1 billion for the quarter ended June 30, 2012, an increase of $65 million which is primarily due to the phenol plant acquisition, higher volume and continued investment in growth initiatives, partially offset by productivity and lower material costs.

          Segment profit for the six months ended June 30, 2012 increased 18 percent compared with the six months ended June 30, 2011 due to increased operational segment profit of 16 percent and a 3 percent increase from acquisitions, partially offset by an unfavorable impact of 1 percent in foreign exchange. The increase in operational segment profit is primarily due to increased volume in Resins and Chemicals, and higher licensing and service revenues in UOP and productivity (net of continued investment in growth initiatives) partially offset by unfavorable price to raw materials spread. Cost of goods sold totaled $2.3 billion for the six months ended June 30, 2012, an increase of $282 million which is primarily due to the phenol plant acquisition, higher volume, and continued investment in growth initiatives.

Transportation Systems

	Three Months Ended June 30,			Six Months Ended June 30,

	2012	2011	Change	2012	2011	Change

Net sales	$900	$990	(9)%	$1,854	$1,955	(5)%
Cost of products and services sold	737	807		1,536	1,608
Selling, general and administrative expenses	41	44		77	83
Other	8	10		7	17

Segment profit	$114	$129	(12)%	$234	$247	(5)%

	2012 vs. 2011

	Three Months Ended June 30,		Six Months Ended June 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(1)%	(1)%	0%	2%
Foreign exchange	(8)%	(11)%	(5)%	(7)%

Total % Change	(9%)	(12%)	(5%)	(5%)

          Transportation Systems sales decreased by 9 percent and 5 percent, respectively, in the quarter and six months ended June 30, 2012 compared to prior periods primarily due to the negative impact of foreign exchange. For each period, decreased light vehicle production in Europe and lower aftermarket sales were substantially offset by new platform launches (including higher turbo gas penetration in North America).

          Transportation Systems segment profit decreased by 12 percent in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 due to an 11 percent negative impact from foreign exchange and 1 percent decrease in operational segment profit. The decrease in operational segment profit is primarily due to the negative impact from price and inflation, partially offset by productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business). Cost of goods sold totaled $737 million for the quarter ended June 30, 2012, a decrease of $70 million primarily due to foreign exchange and productivity.

          Transportation Systems segment profit decreased by 5 percent in the six months ended June 30, 2012 compared with the six months ended June 30, 2011 due to a 7 percent negative impact from foreign exchange and 2 percent increase in operational segment profit. The increase in operational segment profit is primarily due to the positive impact of productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business) partially offset by price and inflation. Cost of goods sold totaled $1.5 billion for the six months ended June 30, 2012, a decrease of $72 million primarily due to foreign exchange and productivity.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and six months ended June 30, 2012 and 2011. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2012 compared with 2011 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $73 million in the six months ended June 30, 2012 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions will approximate a total of $150 million in 2012 and will be funded through operating cash flows.

B. Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, are summarized as follows:

	2012	2011

Cash provided by (used for):
Operating activities	$1,169	$695
Investing activities	(543)	(74)
Financing activities	(48)	190
Effect of exchange rate changes on cash	(55)	87

Net increase in cash and cash equivalents	$523	$898

          Cash provided by operating activities increased by $474 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011 primarily due to (i) reduced cash contributions to our pension plans of $512 million, (ii) a $377 million favorable impact from working capital (driven by improved receivables and inventory performance, partially offset by decreased accounts payable) and (iii) increased net income of $210 million, partially offset by decreased accrued expenses of $463 million (primarily due to decreased customer advances and higher payments related to labor costs in the first quarter of 2012) and higher cash tax payments of approximately $100 million.

          Cash used for investing activities increased by $469 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011 primarily due to (i) a decrease in proceeds from sales of businesses of $197 million (most significantly the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment in 2011), (ii) an increase of approximately $120 million in settlement payments of foreign currency exchange contracts which are economic hedges on certain nonfunctional currency denominated monetary assets and liabilities, (iii) an increase in expenditures for property, plant and equipment of $63 million, and (iv) an increase in cash paid for acquisitions of $56 million.

          Cash used for financing activities increased by $238 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a decrease in the net proceeds from debt issuances of $592 million, partially offset by a decrease in net repurchases of common stock of $420 million.

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

          In the first six months of 2012, Honeywell made cash contributions of $523 million to our pension plans. We plan to make up to an additional $500 million of cash contributions to our pension plans over the remainder of 2012 to improve the funded status of our plans. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans.

          Under the Company’s previously reported $3 billion share repurchase program, $1.9 billion remained available as of June 30, 2012 for additional share repurchases. Honeywell may repurchase outstanding shares from time to time during 2012 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

C. Other Matters

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of June 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

          See our 2011 Annual Report on Form 10-K (Item 7A). As of June 30, 2012, there has been no material change in this information.

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

Honeywell International Inc.

Date: July 18, 2012	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment to Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (filed herewith)

10.2*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (filed herewith)

10.3*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Data required is provided in Note 6 to the consolidated financial statements in this report.