Form 10-Q
period 2012-09-30
HONEYWELL INTERNATIONAL INC
filed 2012-10-19
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 783,372,166 shares of Common Stock outstanding at September 30, 2012.

Honeywell International Inc.
Index

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2011 and subsequent quarterly reports on Form 10-Q.

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(Dollars in millions, except per share amounts)

Product sales	$7,332	$7,308	$22,184	$21,267
Service sales	2,010	1,990	5,900	5,789

Net sales	9,342	9,298	28,084	27,056

Costs, expenses and other
Cost of products sold	5,474	5,739	16,627	16,358
Cost of services sold	1,334	1,294	3,983	3,763

	6,808	7,033	20,610	20,121
Selling, general and administrative expenses	1,238	1,303	3,695	3,783
Other (income) expense	(16)	(21)	(54)	(72)
Interest and other financial charges	88	90	264	285

	8,118	8,405	24,515	24,117

Income from continuing operations before taxes	1,224	893	3,569	2,939
Tax expense	278	207	893	767

Income from continuing operations after taxes	946	686	2,676	2,172
Income from discontinued operations after taxes	-	177	-	209

Net income	946	863	2,676	2,381
Less: Net (loss) income attributable to the noncontrolling interest	(4)	1	1	4

Net income attributable to Honeywell	$950	$862	$2,675	$2,377

Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	950	685	2,675	2,168
Income from discontinued operations	-	177	-	209

Net income attributable to Honeywell	$950	$862	$2,675	$2,377

Earnings per share of common stock - basic:
Income from continuing operations	1.21	0.88	3.43	2.77
Income from discontinued operations	-	0.23	-	0.27

Net income attributable to Honeywell	$1.21	$1.11	$3.43	$3.04

Earnings per share of common stock - assuming dilution:
Income from continuing operations	1.20	0.87	3.38	2.73
Income from discontinued operations	-	0.23	-	0.26

Net income attributable to Honeywell	$1.20	$1.10	$3.38	$2.99

Cash dividends per share of common stock	$0.3725	$0.3325	$1.1175	$0.9975

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

	(Dollars in millions)		(Dollars in millions)

Net income	$946	$863	$2,676	$2,381
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	312	(440)	81	67

Actuarial gains (losses)	6	(15)	11	10
Prior service credit	-	3	-	13
Prior service credit (cost) recognized during the year	2	3	5	(1)
Actuarial losses recognized during year	-	6	10	16
Settlements and curtailments	-	(74)	(2)	(109)
Foreign exchange translation and other	-	-	1	1

Pension and other postretirement benefits adjustments	8	(77)	25	(70)

Unrealized gains (losses) for the period	(15)	(36)	23	(28)

Changes in fair value of available for sale investments	(15)	(36)	23	(28)

Effective portion of cash flow hedges recognized in other comprehensive income	31	(32)	8	(17)
Less: Reclassification adjustment for gains (losses) included in net income	(7)	1	(13)	7

Changes in fair value of effective cash flow hedges	38	(33)	21	(24)

Other comprehensive income (loss), net of tax	343	(586)	150	(55)

Comprehensive income	1,289	277	2,826	2,326
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2)	-	1	3

Comprehensive income attributable to Honeywell	$1,291	$277	$2,825	$2,323

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2012	December 31, 2011

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,760	$3,698
Accounts, notes and other receivables	7,388	7,228
Inventories	4,314	4,264
Deferred income taxes	573	460
Investments and other current assets	711	484

Total current assets	17,746	16,134

Investments and long-term receivables	600	494
Property, plant and equipment - net	4,830	4,804
Goodwill	11,916	11,858
Other intangible assets - net	2,281	2,477
Insurance recoveries for asbestos related liabilities	654	709
Deferred income taxes	1,766	2,132
Other assets	1,281	1,200

Total assets	$41,074	$39,808

LIABILITIES
Current liabilities:
Accounts payable	$4,518	$4,738
Short-term borrowings	75	60
Commercial paper	899	599
Current maturities of long-term debt	624	15
Accrued liabilities	6,597	6,863

Total current liabilities	12,713	12,275

Long-term debt	6,391	6,881
Deferred income taxes	679	676
Postretirement benefit obligations other than pensions	1,346	1,417
Asbestos related liabilities	1,531	1,499
Other liabilities	5,195	6,158

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,242	4,157
Common stock held in treasury, at cost	(8,651)	(8,948)
Accumulated other comprehensive loss	(1,294)	(1,444)
Retained earnings	17,877	16,083

Total Honeywell shareowners’ equity	13,132	10,806
Noncontrolling interest	87	96

Total shareowners’ equity	13,219	10,902

Total liabilities and shareowners’ equity	$41,074	$39,808

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2012	2011

	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$2,675	$2,377
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	681	704
Gain on sale of non-strategic businesses and assets	(3)	(353)
Repositioning and other charges	356	637
Net payments for repositioning and other charges	(352)	(335)
Pension and other postretirement expense	81	(24)
Pension and other postretirement benefit payments	(888)	(1,568)
Stock compensation expense	131	129
Deferred income taxes	319	197
Excess tax benefits from share based payment arrangements	(28)	(31)
Other	39	56
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(160)	(433)
Inventories	(53)	(440)
Other current assets	(77)	(53)
Accounts payable	(220)	365
Accrued liabilities	(333)	128

Net cash provided by operating activities	2,168	1,356

Cash flows from investing activities:
Expenditures for property, plant and equipment	(586)	(466)
Proceeds from disposals of property, plant and equipment	2	3
Increase in investments	(482)	(322)
Decrease in investments	287	288
Cash paid for acquisitions, net of cash acquired	(62)	(627)
Proceeds from sales of businesses, net of fees paid	18	1,170
Other	(42)	67

Net cash (used for)/provided by investing activities	(865)	113

Cash flows from financing activities:
Net increase in commercial paper	300	401
Net increase/(decrease) in short-term borrowings	19	(4)
Proceeds from issuance of common stock	179	232
Proceeds from issuance of long-term debt	86	1,389
Payments of long-term debt	-	(439)
Excess tax benefits from share based payment arrangements	28	31
Repurchases of common stock	-	(1,009)
Cash dividends paid	(880)	(796)

Net cash used for financing activities	(268)	(195)

Effect of foreign exchange rate changes on cash and cash equivalents	27	(39)

Net increase in cash and cash equivalents	1,062	1,235
Cash and cash equivalents at beginning of period	3,698	2,650

Cash and cash equivalents at end of period	$4,760	$3,885

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (the “Company”) at September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

          We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2012 and 2011 were September 29, 2012 and October 1, 2011, respectively.

          The financial information as of September 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

          Certain prior year amounts have been reclassified to conform to current year presentation.

          The Consumer Products Group (CPG) automotive aftermarket business (divested in July 2011) had historically been part of the Transportation Systems reportable segment. In accordance with generally accepted accounting principles, CPG results are excluded from continuing operations and are presented as discontinued operations in all periods presented. See Note 3 Acquisitions and Divestitures for further details.

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

          In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

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

          In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Note 3. Acquisitions and Divestitures

          On September 28, 2012, the Company signed a definitive agreement to acquire a 70 percent controlling interest in Thomas Russell L.L.C. (“Thomas Russell Co.”), a privately-held leading provider of technology and equipment for natural gas processing and treating, for approximately $525 million. Our purchase of the 70 percent interest is expected to close in October 2012. Following the close of the transaction, Thomas Russell Co.’s results of operations will be consolidated into the Performance Materials and Technologies segment, with the noncontrolling interest portion to be reflected in net income attributable to the noncontrolling interest in the Consolidated Statement of Operations. During the calendar year 2016, Honeywell has the right to acquire and the non-controlling shareholder has the right to sell to Honeywell, the remaining 30 percent interest at a price based on a multiple of Thomas Russell Co.’s average annual operating income from 2013 to 2015, subject to a predetermined cap and floor. Additionally, Honeywell has the right to acquire the remaining 30 percent interest for a fixed price equivalent to the cap at any time on or before December 31, 2016.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

     A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Severance	$16	$194	$68	$237
Asset impairments	-	76	11	86
Exit costs	-	35	16	47
Adjustments	(14)	(7)	(44)	(21)

Total net repositioning charge	2	298	51	349

Asbestos related litigation charges, net of insurance	45	38	124	116
Probable and reasonably estimable environmental liabilities	53	76	181	177
Other	-	(2)	-	(5)

Total net repositioning and other charges	$100	$410	$356	$637

     The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Cost of products and services sold	$97	$343	$348	$545
Selling, general and administrative expenses	3	67	8	92

	$100	$410	$356	$637

     The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Aerospace	$-	$38	$1	$32
Automation and Control Solutions	-	137	9	182
Performance Materials and Technologies	(1)	28	13	41
Transportation Systems	48	120	160	196
Corporate	53	87	173	186

	$100	$410	$356	$637

          In the quarter ended September 30, 2012, we recognized repositioning charges totaling $16 million for severance costs related to workforce reductions of 284 manufacturing and administrative positions in our Automation and Control Solutions and Transportation Systems segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $14 million of previously established accruals for severance primarily in our Automation and Control Solutions segment were returned to income in the third quarter of 2012 due to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          In the quarter ended September 30, 2011, we recognized repositioning charges totaling $305 million including severance costs of $194 million related to workforce reductions of 2,097 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, factory consolidations and/or rationalizations and an organizational realignment of a business in our Automation and Control Solutions segment, factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions and Aerospace segments, the consolidation of non-U.S. repair facilities in our Aerospace segment, the exit of a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our ongoing functional transformation and productivity initiatives. The repositioning charges included asset impairments of $76 million principally related to the write-off of certain intangible assets in our Automation and Control Solutions segment due to a change in branding strategy and manufacturing plant and equipment associated with the planned shutdown of a manufacturing facility and exit of a product line as discussed above. The repositioning charges also included exit costs of $35 million principally for costs to terminate a contract in connection with the exit from a product line in our Aerospace segment and closure obligations associated with the planned shutdown of a manufacturing facility and exit of a product line as discussed above.

          In the nine months ended September 30, 2012, we recognized repositioning charges totaling $95 million including severance costs of $68 million related to workforce reductions of 1,461 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge also included asset impairments of $11 million principally related to manufacturing plant and equipment associated with the exit of a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $16 million principally related to closure obligations associated with the planned shutdown of manufacturing facilities and exit of a product line. Also, $44 million of previously established accruals for severance primarily at our Automation and Control Solutions and Aerospace segments were returned to income in the first nine months of 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

     The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2011	$353	$-	$59	$412
Charges	68	11	16	95
Usage - cash	(84)	-	(20)	(104)
Usage - noncash	-	(11)	-	(11)
Foreign currency translation	-	-	-	-
Adjustments	(44)	-	-	(44)

September 30, 2012	$293	$-	$55	$348

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

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$15	$15	$7	$37
Costs incurred during:
Year ended December 31, 2011	(1)	-	-	(1)
Current year-to-date	(1)	(2)	-	(3)

Remaining exit and disposal costs at September 30, 2012	$13	$13	$7	$33

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total

Expected exit and disposal costs	$11	$10	$2	$23
Costs incurred during:
Year ended December 31, 2010	-	-	-	-
Year ended December 31, 2011	(2)	(3)	(1)	(6)
Current year-to-date	(1)	-	(1)	(2)

Remaining exit and disposal costs at September 30, 2012	$8	$7	$-	$15

          In the quarter ended September 30, 2012, we recognized a charge of $53 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $45 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2012, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 15, Commitments and Contingencies.

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

          In the nine months ended September 30, 2012, we recognized a charge of $181 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $124 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2012, net of probable insurance recoveries.

          In the nine months ended September 30, 2011, we recognized a charge of $177 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $116 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of September 30, 2011, net of probable insurance recoveries.

Note 5. Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Equity income of affiliated companies	$(12)	$(13)	$(36)	$(36)
Gain on sale of non-strategic businesses and assets	(4)	(6)	(3)	(52)
Interest income	(14)	(15)	(42)	(42)
Foreign exchange	15	5	28	23
Other, net	(1)	8	(1)	35

	$(16)	$(21)	$(54)	$(72)

          Gain on sale of non-strategic businesses and assets in the nine months ended September 30, 2011 includes a $41 million pre-tax gain, $25 million net of tax, related to the divestiture of the automotive on-board sensor products business within our Automation and Control Solutions segment.

          Other, net in the nine months ended September 30, 2011 includes a loss of $29 million resulting from early redemption of debt in the first quarter of 2011.

Note 6. Earnings Per Share

          The details of the earnings per share calculations for the three and nine months ended September 30, 2012 and 2011 are as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

Basic	2012	2011	2012	2011

Income from continuing operations less net income attributable to the noncontrolling interest	$950	$685	$2,675	$2,168
Income from discontinued operations	-	177	-	209

Net income attributable to Honeywell	950	862	2,675	2,377

Weighted average shares outstanding	783.6	778.2	780.7	782.9

Earnings per share of common stock
Income from continuing operations	1.21	0.88	3.43	2.77
Income from discontinued operations	-	0.23	-	0.27

Net income attributable to Honeywell	$1.21	$1.11	$3.43	$3.04

	Three Months Ended September 30		Nine Months Ended September 30

Assuming Dilution	2012	2011	2012	2011

Income from continuing operations less net
income attributable to the noncontrolling interest	$950	$685	$2,675	$2,168
Income from discontinued operations	-	177	-	209

Net income attributable to Honeywell	950	862	2,675	2,377

Average Shares
Weighted average shares outstanding	783.6	778.2	780.7	782.9
Dilutive securities issuable - stock plans	8.9	8.7	9.7	11.1

Total weighted average shares outstanding	792.5	786.9	790.4	794.0

Earnings per share of common stock
Income from continuing operations	1.20	0.87	3.38	2.73
Income from discontinued operations	-	0.23	-	0.26

Net income attributable to Honeywell	$1.20	$1.10	$3.38	$2.99

          The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2012, the weighted average number of stock options excluded from the computations were 16.6 and 14.3 million, respectively. For the three and nine months ended September 30, 2011, the weighted average number of stock options excluded from the computations were 11.6 and 8.9 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 7. Accounts, Notes and Other Receivables

	September 30, 2012	December 31, 2011

Trade	$6,969	$6,926
Other	654	555

	7,623	7,481
Less: Allowance for doubtful accounts	235	253

	$7,388	$7,228

          Trade Receivables includes $1,550 and $1,404 million of unbilled balances under long-term contracts as of September 30, 2012 and December 31, 2011, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	September 30, 2012	December 31, 2011

Raw materials	$1,199	$1,222
Work in process	936	958
Finished products	2,376	2,253

	4,511	4,433
Reduction to LIFO cost basis	(197)	(169)

	$4,314	$4,264

Note 9. Goodwill and Other Intangible Assets - Net

          The change in the carrying amount of goodwill for the nine months ended September 30, 2012 by segment is as follows:

	December 31, 2011	Acquisitions	Divestitures	Currency Translation Adjustment	September 30, 2012

Aerospace	$2,095	$(24)	$(3)	$5	$2,073
Automation and Control Solutions	8,260	51	-	30	8,341
Performance Materials and Technologies	1,306	-	-	(1)	1,305
Transportation Systems	197	-	-	-	197

	$11,858	$27	$(3)	$34	$11,916

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2012			December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Determinable life intangibles:
Patents and technology	$1,141	$(821)	$320	$1,151	$(761)	$390
Customer relationships	1,724	(589)	1,135	1,718	(493)	1,225
Trademarks	159	(98)	61	155	(84)	71
Other	191	(143)	48	211	(145)	66

	3,215	(1,651)	1,564	3,235	(1,483)	1,752

Indefinite life intangibles:
Trademarks	717	-	717	725	-	725

	$3,932	$(1,651)	$2,281	$3,960	$(1,483)	$2,477

          Amortization expense related to intangible assets for the three and nine months ended September 30, 2012 was $62 million and $188 million, respectively. Amortization expense related to intangible assets for the three and nine months ended September 30, 2011 was $59 million and $184 million, respectively.

          We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2012 and determined that there was no impairment as of that date. No matters have arisen subsequent to that date which have resulted in a change to this assessment.

Note 10. Long-term Debt and Credit Agreements

	September 30, 2012	December 31, 2011

4.25% notes due 2013	$600	$600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	361	242

	7,015	6,896

Less: Current portion	624	15

	$6,391	$6,881

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The schedule of principal payments on long term debt is as follows:

September 30, 2012

2012	$15
2013	654
2014	641
2015	10
2016	457
Thereafter	5,238

7,015
Less: Current portion	624

$6,391

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

          Revolving credit borrowings under the Credit Agreement would bear interest, at Honeywell’s option, (A) (1) at a rate equal to the highest of (a) the floating base rate publicly announced by Citibank, N.A., (b) 0.5 percent above the Federal funds rate or (c) LIBOR plus 1.00 percent, plus (2) a margin based on Honeywell’s credit default swap mid-rate spread and subject to a floor and a cap as set forth in the Credit Agreement (the “Applicable Margin”) minus 1.00 percent, provided such margin shall not be less than zero; or (B) at a rate equal to LIBOR plus the Applicable Margin; or (C) by a competitive bidding procedure.

          The facility fee and the letter of credit issuance fee are subject to change, based upon a grid determined by our long term debt ratings. The Credit Agreement is not subject to termination based upon a decrease in our debt ratings or a material adverse change.

          As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of September 30, 2012 and December 31, 2011 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

receivables remain on the Company’s balance sheet with a corresponding amount recorded as either Short-term borrowings or Long-term debt.

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

          We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At September 30, 2012 and December 31, 2011, we had contracts with notional amounts of $5,660 million and $7,108 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Indian rupee, Chinese renminbi, Mexican peso, Czech koruna, Korean won, Hong Kong dollar, Swiss franc, Singapore dollar, Romanian leu, Swedish krona and Thai baht.

          Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At September 30, 2012 and December 31, 2011, we had contracts with notional amounts of $18 million and $59 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

          Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2012 and December 31, 2011, interest rate swap agreements designated as fair value hedges effectively changed $1,400

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

million of fixed rate debt at an average rate of 4.09 percent to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

          The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Assets:
Foreign currency exchange contracts	$26	$26
Available for sale investments	528	359
Interest rate swap agreements	156	134
Forward commodity contracts	1	1

Liabilities:
Foreign currency exchange contracts	$33	$52
Forward commodity contracts	1	10

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2012		December 31, 2011

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Long-term receivables	$194	$194	$132	$132
Liabilities
Long-term debt and related current maturities	$7,015	$8,223	$6,896	$7,896

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

          At September 30, 2012 and December 31, 2011, the Company had nonfinancial assets, specifically property, plant and equipment, software and intangible assets, with a net book value of $21 million and $262 million, respectively, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $3 million and $21 million, respectively, in the three and nine months ended September 30, 2012, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). At September 30, 2011, the Company had nonfinancial assets, specifically property, plant and equipment, with a net book value of $143 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $74 million and $85 million, respectively, in the three and nine months ended September 30, 2011. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates.

          The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accounts, notes, and other receivables	$25	$18
Interest rate swap agreements	Other assets	156	134
Commodity contracts	Accounts, notes, and other receivables	1	1

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$8

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accrued liabilities	$29	$50
Commodity contracts	Accrued liabilities	1	10

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2012	December 31, 2011

Foreign currency exchange contracts	Accrued liabilities	$4	$2

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

	Three Months Ended September, 30		Nine Months Ended September, 30

Designated Cash Flow Hedge	2012	2011	2012	2011

Foreign currency exchange contracts	$35	$(30)	$24	$(18)
Commodity contracts	1	(4)	(8)	(2)

Gains (losses) reclassified from accumulated other comprehensive income to income consist of the following:

Designated Cash Flow Hedge		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2012	2011	2012	2011

Foreign currency exchange contracts	Product sales	$(2)	$10	$(11)	$26
	Cost of products sold	12	(8)	19	(24)
	Sales & general administrative	(1)	(2)	(4)	4

Commodity contracts	Cost of products sold	$(4)	$1	$(17)	$1

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and nine months ended September 30, 2012 and 2011 and are classified within cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

          Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $7 and $22 million in the three and nine months ended September 30, 2012. Gains on interest rate swap agreements recognized in earnings were $80 million and $113 million in both the three and nine months ended September 30, 2011. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

          We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and nine months ended September 30, 2012, we recognized $13 million of income and $38 million of expense, respectively, in Other (Income) Expense. For the three and nine months ended September 30, 2011, we recognized $8 million and $58 million of income, respectively, in Other (Income) Expense.

Note 12. Noncontrolling Interest

Changes in noncontrolling interest consist of the following:
	Nine Months Ended
	September 30,
	2012	2011

Balance beginning of period, December 31	$96	121
Comprehensive income attributable to noncontrolling interest	1	3
Dividends paid	(9)	(14)
Other owner changes	(1)	(5)

Balance end of period, September 30	$87	105

          In the nine months ended September 30, 2012 there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

          In the nine months ended September 30, 2011, there was a $2 million decrease to Honeywell additional paid in capital for purchases of existing noncontrolling interests.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

Net Sales
Aerospace
Products	$1,733	$1,660	$5,188	$4,685
Services	1,310	1,262	3,832	3,743

Total	3,043	2,922	9,020	8,428
Automation and Control Solutions
Products	3,392	3,388	10,050	9,855
Services	566	560	1,658	1,629

Total	3,958	3,948	11,708	11,484
Performance Materials and Technologies
Products	1,344	1,300	4,229	3,812
Services	134	168	410	417

Total	1,478	1,468	4,639	4,229
Transportation Systems
Products	863	960	2,717	2,915
Services	-	-	-	-

Total	863	960	2,717	2,915
Corporate
Products	-	-	-	-
Services	-	-	-	-

Total	-	-	-	-

	$9,342	$9,298	$28,084	$27,056

Segment Profit
Aerospace	$582	$532	$1,678	$1,450
Automation and Control Solutions	571	544	1,587	1,499
Performance Materials and Technologies	275	254	944	819
Transportation Systems	104	121	338	368
Corporate	(57)	(84)	(164)	(208)

Total Segment Profit	1,475	1,367	4,383	3,928

Other income(a)	4	8	18	36
Interest and other financial charges	(88)	(90)	(264)	(285)
Stock compensation expense(b)	(40)	(38)	(131)	(129)
Pension ongoing expense(b)	(7)	(26)	(29)	(83)
Other postretirement income/(expense)(b)	(20)	82	(52)	109
Repositioning and other charges (b)	(100)	(410)	(356)	(637)

Income from continuing operations before taxes	$1,224	$893	$3,569	$2,939

(a)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension and Other Postretirement Benefits

          Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits
	U.S. Plans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

Service cost	$64	$58	$192	$174
Interest cost	184	190	553	571
Expected return on plan assets	(255)	(253)	(765)	(760)
Amortization of prior service cost	7	8	21	25
Settlements and curtailments	-	-	-	24

	$-	$3	$1	$34

	Non-U.S. Plans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

Service cost	$12	$14	$36	$44
Interest cost	55	60	165	180
Expected return on plan assets	(72)	(72)	(217)	(215)
Amortization of transition obligation	-	-	1	1
Amortization of prior service (credit)	-	-	(1)	(1)
Settlements and curtailments	-	1	2	2

	$(5)	$3	$(14)	$11

Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011

Service cost	$-	$-	$-	$1
Interest cost	13	17	40	52
Amortization of prior service (credit)	(3)	(3)	(10)	(25)
Recognition of actuarial losses	9	10	25	28
Settlements and curtailments	-	(106)	(6)	(167)

	$19	$(82)	$49	$(111)

          Honeywell made cash contributions to our pension plans of $256 million and $779 million, respectively, in the three and nine months ended September 30, 2012.

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

          The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2011	$723
Accruals for environmental matters deemed probable and reasonably estimable	181
Environmental liability payments	(212)
Other adjustments	17

September 30, 2012	$709

          Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2012	December 31, 2011

Accrued liabilities	$303	$303
Other liabilities	406	420

	$709	$723

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

          New Jersey Chrome Sites—The excavation and offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7, was completed in January 2010. We are also implementing related groundwater remedial actions, and are conducting related river sediment work. In addition, remedial investigations and related activities are underway at other sites in Hudson County, New Jersey that allegedly have chromium contamination, and for which Honeywell has accepted responsibility in whole or in part. Provisions have been made in our financial statements for the estimated cost of investigations and implementation of these remedies consistent with the accounting policy described above.

          Dundalk Marine Terminal, Baltimore, MD—Chrome residue from legacy chrome plant operations in Baltimore was deposited as fill at the Dundalk Marine Terminal (“DMT”), which is owned and operated by the Maryland Port Administration (“MPA”). Honeywell and the MPA have been sharing costs to investigate and mitigate related environmental issues, and have entered into a cost sharing agreement under which Honeywell will bear 77 percent of the costs of developing and implementing permanent remedies for the DMT facility. In January 2011, the MPA and Honeywell submitted to the Maryland Department of the Environment (“MDE”) a Corrective Measures Alternatives Analysis (“CMAA”) of certain potential remedies for DMT to assist MDE in selection of a final remedy. In July 2012, MDE selected a remedy for DMT that is generally consistent with one of the remedies described in the CMAA. Provision has been made in our financial statements for the remedy selected consistent with the accounting policy described above. We have negotiated a Consent Decree with the MPA and MDE with respect to the investigation and remediation of the DMT facility. The Consent Decree is being challenged in federal court by BUILD, a Baltimore community group, together with a local church and two individuals (collectively “BUILD”). In October 2007, the Court dismissed with prejudice BUILD’s state law claims and dismissed without prejudice BUILD’s RCRA claims regarding neighborhoods near the DMT facility. In August 2008, the Court held a hearing on the Company’s motion to dismiss BUILD’s remaining claims on the grounds that MDE is diligently prosecuting the investigation and remediation of the DMT. We are awaiting the Court’s decision. We do not believe that this matter will have a material adverse impact on our consolidated results of operations, financial position or operating cash flows.

          Onondaga Lake, Syracuse, NY—We are implementing a combined dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. We have accrued for our estimated cost of remediating Onondaga Lake based on currently available information and analysis performed by our engineering consultants. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate consistent with the accounting policy described above.

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total

December 31, 2011	$613	$1,123	$1,736
Accrual for update to estimated liability	163	(1)	162
Asbestos related liability payments	(129)	(1)	(130)

September 30, 2012	$647	$1,121	$1,768

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total

December 31, 2011	$162	$618	$780
Probable insurance recoveries related to estimated liability	23	-	23
Insurance receivables settlements	8	8	16
Insurance receipts for asbestos related liabilities	(39)	(55)	(94)

September 30, 2012	$154	$571	$725

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2012	December 31, 2011

Other current assets	$71	$71
Insurance recoveries for asbestos related liabilities	654	709

	$725	$780

Accrued liabilities	$237	$237
Asbestos related liabilities	1,531	1,499

	$1,768	$1,736

          NARCO Products– On January 4, 2002, NARCO filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing of NARCO’s petition in 2002, the U.S. Bankruptcy Court for the Western District of Pennsylvania (“the Bankruptcy Court”) issued an injunction staying the prosecution of NARCO-related asbestos claims against the Company, which stay has continuously remained in place. In November 2007, the Bankruptcy Court confirmed NARCO’s Third Amended Plan of Reorganization (NARCO Plan of Reorganization). All challenges to the NARCO Plan of Reorganization were fully resolved in the third quarter of 2010. The NARCO Plan of Reorganization cannot become effective, however, until the Plan of Reorganization of certain NARCO affiliates, which is pending in Bankruptcy Court, is confirmed and then affirmed by the District Court. It is not possible to predict the timing or outcome of the Bankruptcy and District Court proceedings in the affiliates’ case. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

until the effective date of the NARCO Plan of Reorganization.

          In connection with NARCO’s bankruptcy filing, we agreed to certain obligations which will be triggered upon the effective date of the NARCO Plan of Reorganization. Honeywell will provide NARCO with $20 million in financing and simultaneously forgive such indebtedness. We will also pay $40 million to NARCO’s former parent company and $16 million to certain asbestos claimants whose claims were resolved during the pendency of the NARCO bankruptcy proceedings. These amounts have been classified as Accrued Liabilities in the Consolidated Balance Sheet as of September 30, 2012.

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

          Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

domestic insurance market and the London excess market. At September 30, 2012, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

          In 2006, Travelers Casualty and Insurance Company (“Travelers”) filed a declaratory judgment action in the Supreme Court of New York, County of New York against Honeywell and other insurance carriers that provide coverage for NARCO asbestos claims, seeking a declaration regarding coverage obligations for NARCO asbestos claims under high excess insurance coverage issued by Travelers and the other insurance carriers. The other insurance carriers asserted cross claims against Honeywell seeking declarations regarding their coverage obligations for NARCO asbestos claims under high excess insurance coverage issued by them. Since then, the Company has entered into settlement agreements resolving all NARCO-related asbestos coverage issues with almost all of these insurance carriers, including Travelers. Honeywell believes it is entitled to the remaining coverage at issue. While Honeywell expects to prevail in this matter, an adverse outcome is not expected to have a material impact on our consolidated results of operations, financial position or operating cash flows.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30,	Year Ended December 31,
Claims Activity	2012	2011	2010

Claims Unresolved at the beginning of period	22,571	22,480	19,940
Claims Filed during the period (a)	2,900	3,592	4,302
Claims Resolved during the period(b)	(2,234)	(3,501)	(1,762)

Claims Unresolved at the end of period	23,237	22,571	22,480

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Disease Distribution of Unresolved Claims	September 30,	December 31,
	2012	2011	2010

Mesothelioma and Other Cancer Claims	5,615	4,943	4,856
Nonmalignant Claims	17,622	17,628	17,624

Total Claims	23,237	22,571	22,480

          Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,

	2011	2010	2009	2008	2007

	(in whole dollars)
Malignant claims	$48,000	$54,000	$50,000	$65,000	$33,000
Nonmalignant claims	$1,000	$1,300	$200	$1,500	$500

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

          On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 39 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 33 percent.

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

          Allen, et al. v. Honeywell Retirement Earnings Plan—Pursuant to a settlement approved by the U.S. District Court for the District of Arizona in February 2008, 18 of 21 claims alleged by plaintiffs in this class action lawsuit were dismissed with prejudice in exchange for approximately $35 million (paid from the Company’s pension plan) and the maximum aggregate liability for the remaining three claims (alleging that Honeywell impermissibly reduced the pension benefits of certain employees of a predecessor entity when the plan was amended in 1983 and failed to calculate benefits in accordance with the terms of the plan) was capped at $500 million. In October 2009, the Court granted summary judgment in favor of the Honeywell Retirement Earnings Plan with respect to the claim regarding the calculation of benefits. In May 2011, the parties engaged in mediation and reached an agreement in principle to settle the three remaining claims for $23.8 million (also to be paid from the Company’s pension plan). The Court approved the settlement on July 20, 2012 and all claims in this matter are now fully resolved.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2012 and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
October 19, 2012

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell”) for the three and nine months ended September 30, 2012. The financial information as of September 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

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

A.	Results of Operations – three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011

Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net sales	$9,342	$9,298	$28,084	$27,056
% change compared with prior period	-		4%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date

Volume	2%	3%
Price	-	1%
Foreign Exchange	(3)%	(2)%
Acquisitions/Divestitures	1%	2%

	-	4%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold
	Three Months Ended September, 30		Nine Months Ended September, 30

	2012	2011	2012	2011

Cost of products and services sold	$6,808	$7,033	$20,610	$20,121
% change compared with prior period	(3)%		2%

Gross Margin percentage	27.1%	24.4%	26.6%	25.6%

          Cost of products and services sold decreased by $225 million or 3 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 principally due to a decrease in repositioning actions of approximately $240 million.

          Cost of products and services sold increased by $489 million or 2 percent in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 principally due to an estimated increase in direct material costs of approximately $520 million driven substantially by a 4 percent increase in sales as a result of the factors (excluding price) shown above and discussed in the Review of Business Segments section of this MD&A and an increase in other postretirement expense of approximately $140 million due to the absence of 2011 curtailment gains, partially offset by a decrease in repositioning actions of approximately $200 million.

          Gross margin percentage increased by 2.7 percentage point in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 primarily due to lower repositioning actions (approximately 2.6 percentage point impact) and higher segment gross margin in each of our business segments (approximate 0.8 percentage point impact) partially offset by higher other postretirement expense (approximately 0.9 percentage point impact).

          Gross margin percentage increased by 1.0 percentage point in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 primarily due to lower repositioning actions (approximately 0.7 percentage point impact) and higher segment gross margin in our Aerospace and Performance Materials and Technologies segments (approximately 0.5 percentage point impact collectively) partially offset by higher other postretirement expense net of decreased pension expense (approximately 0.4 percentage point impact collectively).

          For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses
	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Selling, general and administrative expense	$1,238	$1,303	$3,695	$3,783
Percent of sales	13.3%	14.0%	13.2%	14.0%

          Selling, general and administrative expenses (SG&A) decreased as a percentage of sales by 0.7 percentage points in the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 driven by an estimated $60 million decrease in repositioning actions, $40 million decrease in foreign exchange and $20 million decrease in pension expense, partially offset by the impact of an estimated $55 million increase in costs resulting from merit increases, investment for growth and acquisitions.

          SG&A decreased as a percentage of sales by 0.8 percentage points in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 driven by the impact of higher sales as a result of the factors discussed in the Review of Business Segments section of this MD&A, an estimated $80 million decrease in repositioning actions, $80 million decrease in foreign exchange and $35 million decrease in pension expense, partially offset by an estimated $150 million increase in costs resulting from merit increases, acquisitions and investment for growth.

Other (Income) Expense
	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Equity income of affiliated companies	$(12)	$(13)	$(36)	$(36)
Gain on sale of non-strategic businesses and assets	(4)	(6)	(3)	(52)
Interest income	(14)	(15)	(42)	(42)
Foreign exchange	15	5	28	23
Other, net	(1)	8	(1)	35

	$(16)	$(21)	$(54)	$(72)

          Other income of $54 million for the nine months ended September 30, 2012 decreased compared to other income of $72 million for the nine months ended September 30, 2011 due primarily to a $41 million pre-tax gain related to the divestiture of the automotive on-board sensor products business within our Automation and Control

Solutions segment in the first quarter of 2011, partially offset by a loss of $29 million resulting from early redemption of debt in 2011.

Interest and Other Financial Charges

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Interest and other financial charges	$88	$90	$264	$285
% change compared with prior period	(2)%		(7)%

          Interest and other financial charges decreased by $2 million in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 and by $21 million in the nine months ended 2012 compared with the nine months ended September 30, 2011 primarily due to lower borrowing costs, partially offset by higher average debt balances.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Tax expense	$278	$207	$893	$767
Effective tax rate	22.7%	23.2%	25.0%	26.1%

          The effective tax rate decreased by 0.5 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 and 1.1 percent in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 primarily due to increased benefits from manufacturing incentives and tax credits, partially offset by decreased benefits from the resolution of tax audits.

          The effective tax rate for the periods ending in 2012 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from manufacturing incentives.

          The effective tax rate for the periods ending in 2011 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower tax rates and benefits from manufacturing incentives and U.S. tax credits.

Net Income Attributable to Honeywell

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net income attributable to Honeywell
Income from continuing operations less net income attributable to the noncontrolling interest	$950	$685	$2,675	$2,168
Income from discontinued operations	-	177	-	209

Net income attributable to Honeywell	950	862	2,675	2,377

Earnings per share of common stock – assuming dilution
Income from continuing operations	1.20	0.87	3.38	2.73
Income from discontinued operations	-	0.23	-	0.26

Net income attributable to Honeywell	$1.20	$1.10	$3.38	$2.99

          Earnings per share of common stock – assuming dilution increased by $0.10 per share in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 primarily due to increased segment profit in our Aerospace, Automation and Control Solutions and Performance Materials and Technologies segments, lower repositioning and other charges and lower pension expense, partially offset by decreased income from discontinued operations, higher other postretirement expense and tax expense.

          Earnings per share of common stock – assuming dilution increased by $0.39 per share in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, primarily due to increased segment profit in our Aerospace, Performance Materials and Technologies, and Automation and Control Solutions segments, lower repositioning and other charges and lower pension expense, partially offset by decreased income from discontinued operations, higher other postretirement expense and tax expense.

Review of Business Segments

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net Sales
Aerospace
Products	$1,733	$1,660	$5,188	$4,685
Services	1,310	1,262	3,832	3,743

Total	3,043	2,922	9,020	8,428
Automation and Control Solutions
Products	3,392	3,388	10,050	9,855
Services	566	560	1,658	1,629

Total	3,958	3,948	11,708	11,484
Performance Materials and Technologies
Products	1,344	1,300	4,229	3,812
Services	134	168	410	417

Total	1,478	1,468	4,639	4,229
Transportation Systems
Products	863	960	2,717	2,915
Services	-	-	-	-

Total	863	960	2,717	2,915
Corporate
Products	-	-	-	-
Services	-	-	-	-

Total	-	-	-	-

	$9,342	$9,298	$28,084	$27,056

Segment Profit
Aerospace	$582	$532	$1,678	$1,450
Automation and Control Solutions	571	544	1,587	1,499
Performance Materials and Technologies	275	254	944	819
Transportation Systems	104	121	338	368
Corporate	(57)	(84)	(164)	(208)

Total Segment Profit	1,475	1,367	4,383	3,928

Other income(a)	4	8	18	36
Interest and other financial charges	(88)	(90)	(264)	(285)
Stock compensation expense(b)	(40)	(38)	(131)	(129)
Pension ongoing expense(b)	(7)	(26)	(29)	(83)
Other postretirement income/(expense)(b)	(20)	82	(52)	109
Repositioning and other charges (b)	(100)	(410)	(356)	(637)

Income from continuing operations before taxes	$1,224	$893	$3,569	$2,939

(a) Equity income/(loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
			% change			% change

	2012	2011		2012	2011

Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$412	$361	14%	$1,234	$1,093	13%
Business and general aviation	240	213	13%	732	496	48%
Aftermarket
Air transport and regional	742	721	3%	2,195	2,073	6%
Business and general aviation	355	314	13%	1,058	879	20%
Defense and Space	1,294	1,313	(1)%	3,801	3,887	(2)%

Total Aerospace Sales	3,043	2,922		9,020	8,428

Automation and Control Solutions Sales
Energy Safety & Security	2,004	2,016	(1)%	5,998	5,937	1%
Process Solutions	761	763	-	2,251	2,186	3%
Building Solutions & Distribution	1,193	1,169	2%	3,459	3,361	3%

Total Automation and Control Solution Sales	3,958	3,948		11,708	11,484

Performance Materials and Technologies
UOP	542	506	7%	1,629	1,380	18%
Advanced Materials	936	962	(3)%	3,010	2,849	6%

Total Performance Materials and Technologies Sales	1,478	1,468		4,639	4,229

Transportation Systems Sales
Transportation Systems	863	960	(10)%	2,717	2,915	(7)%

Total Transportation Systems Sales	863	960		2,717	2,915

Net Sales	$9,342	$9,298		$28,084	$27,056

Aerospace

	Three Months Ended September 30,			Nine Months Ended September 30,

	2012	2011	% Change	2012	2011	% Change

Net sales	$3,043	$2,922	4%	$9,020	$8,428	7%
Cost of products and services sold	2,277	2,192		6,758	6,396
Selling, general and administrative expenses	151	149		464	431
Other	33	49		120	151

Segment profit	$582	$532	9%	$1,678	$1,450	16%

	2012 vs. 2011

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	9%	5%	10%
Acquisitions and divestitures, net	-	-	1%	1%
Other	-	-	1%	5%

Total % Change	4%	9%	7%	16%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,

	% of Aerospace		%	% of Aerospace		%
			Increase/			Increase/
	Sales		(Decrease)	Sales		(Decrease)
Customer End-Markets	2012	2011	in Sales	2012	2011	in Sales

Commercial original equipment
Air transport and regional	13%	12%	14%	14%	13%	13%
Business and general aviation	8%	7%	13%	8%	6%	48%

Commercial original equipment	21%	19%	14%	22%	19%	24%

Commercial aftermarket
Air transport and regional	24%	25%	3%	24%	25%	6%
Business and general aviation	12%	11%	13%	12%	10%	20%

Commercial aftermarket	36%	36%	6%	36%	35%	10%

Defense and Space	43%	45%	(1)%	42%	46%	(2)%

Total	100%	100%	4%	100%	100%	7%

          Aerospace sales increased by 4 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 primarily due to a 4 percent increase in organic growth resulting from increased commercial original equipment (OE) and aftermarket sales.

          Aerospace sales increased by 7 percent for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 due principally to a 5 percent increase in organic growth due to increased commercial sales volume, a 1 percent growth from acquisitions, net of divestitures, and a 1 percent increase in revenue related to a $73 million reduction in payments to business and general aviation OE manufacturers to partially offset their pre-production costs associated with new aircraft platforms (OEM payments).

Details regarding the changes in sales by customer end-markets are as follows:

Commercial OE sales increased by 14 percent (12 percent organic) and by 24 percent (15 percent organic) in the three and nine months ended September 30, 2012, respectively, due to the following:

•

Air transport and regional OE sales increased by 14 percent (14 percent organic) and 13 percent (12 percent organic) in the three and nine months ended September 30, 2012, respectively, driven by higher sales to our OE customers, consistent with higher production rates, and a favorable platform mix.

•

Business and general aviation OE sales increased by 13 percent (9 percent organic) in the quarter ended September 30, 2012 and increased by 48 percent (22 percent organic) in the nine months ended September 30, 2012 driven by strong demand in the business jet end-market, favorable platform mix, and growth from acquisitions in both the three and nine months ended September 30, 2012 and the favorable 15 percent impact of the OEM payments discussed above for the nine months ended September 30, 2012.

Commercial aftermarket sales increased by 6 percent and 10 percent in the three and nine months ended September 30, 2012, respectively, due to the following:

•

Air transport and regional aftermarket sales increased in the three months ended September 30, 2012 by 3 percent primarily as a result of higher maintenance activity driven by an approximate 2 percent increase in global flying hours.

•

Air transport and regional aftermarket sales increased in the nine months ended September 30, 2012 by 6 percent primarily as a result of (i) increased sales of spare parts and higher maintenance activity driven by an approximate 2 percent increase in global flying hours for the nine month period ended September 30, 2012, (ii) increased sales of avionics upgrades, and (iii) changes in customer buying patterns relating to maintenance activity in the first half of 2012.

•

Business and general aviation aftermarket sales increased by 13 percent in the quarter ended September 30, 2012 and 20 percent in the nine months ended September 30, 2012 primarily due to increased sales of spare parts and revenue associated with maintenance service agreements and a higher penetration in retrofit, modifications, and upgrades.

Defense and space sales decreased by 1 percent (negative 2 percent organic) in the three months ended September 30, 2012 and decreased by 2 percent (negative 4 percent organic) for the nine months ended September 30, 2012 primarily due to anticipated program ramp downs, partially offset by international aftermarket sales and growth from acquisitions, net of divestitures.

          Aerospace segment profit increased by 9 percent in the quarter ended September 30, 2012 compared with quarter ended September 30, 2011 due to an increase in operational segment profit driven by the favorable impact from higher commercial demand, price and productivity, net of inflation, partially offset by increased investments for growth. Cost of goods sold totaled $2.3 billion for the quarter ended September 30, 2012, an increase of $85 million primarily due to the factors discussed above (excluding price).

          Aerospace segment profit increased by 16 percent for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 due to an increase in operational segment profit of 10 percent resulting from higher sales volume, a 5 percent favorable impact from the OEM payments, discussed above, and a 1 percent increase from acquisitions, net of divestitures. The increase in operational segment profit is due to higher commercial demand, price and productivity, net of inflation, partially offset by increased research, development and engineering investments. Cost of goods sold totaled $6.8 billion for the nine months ended September 30, 2012, an increase of approximately $362 million primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,

	2012	2011	% Change	2012	2011	% Change

Net sales	$3,958	$3,948	-	$11,708	$11,484	2%
Cost of products and services sold	2,650	2,659		7,894	7,729
Selling, general and administrative expenses	693	700		2,089	2,111
Other	44	45		138	145

Segment profit	$571	$544	5%	$1,587	$1,499	6%

	2012 vs. 2011

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	2%	6%	3%	7%
Foreign exchange	(4)%	(2)%	(3)%	(3)%
Acquisitions and divestitures, net	2%	1%	2%	2%

Total % Change	-	5%	2%	6%

          Automation and Control Solutions (“ACS”) sales were flat in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011, primarily due to a 2 percent increase in organic revenue driven by increased sales volume and 2 percent growth from acquisitions offset by the unfavorable impact of foreign exchange.

          ACS sales increased by 2 percent in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, primarily due to a 3 percent increase in organic revenue driven by increased sales volume and 2 percent growth from acquisitions, net of divestitures partially offset by the unfavorable impact of foreign exchange.

•

Sales in our Energy, Safety & Security businesses decreased by 1 percent in the three months ended September 30, 2012 (flat organic) principally due to (i) the unfavorable impact of foreign exchange, (ii) decreases in sales volumes of our personal protective equipment and sensing and control products due primarily to softness in industrial end markets and (iii) lower sales volumes of our environmental and combustion controls products in Europe and the U.S. due to challenging end market conditions partially offset by the positive impact of acquisitions (most significantly EMS Technologies, Inc. and King’s Safetywear Limited), new product introductions in the security business and contract wins and new product introductions in the scanning and mobility business.

•

Sales in our Energy, Safety & Security businesses increased by 1 percent in the nine months ended September 30, 2011 (flat organic) principally due to (i) the positive impact of acquisitions (most significantly EMS Technologies, Inc. and King’s Safetywear Limited), net of divestitures, (ii) higher sales volumes due to contract wins and new product introductions in the scanning and mobility business and (iii) higher sales volumes due to improving U.S. residential market conditions and new product introductions in the security business, partially offset by the unfavorable impact of foreign exchange, lower sales volumes in Europe, decreases in sales volumes of our environmental and combustion controls products in the first quarter (primarily the result of residential HVAC softness due to the mild winter) and decreases in sales volumes of our personal protective equipment and sensing and control products primarily the result of softness in industrial end markets.

•

Sales in our Process Solutions business were flat (5 percent organic increase) in the three months ended September 30, 2012 and increased 3 percent (7 percent organic) in the nine months ended September 30, 2012 principally due to increased conversion to sales from backlog, partially offset by the unfavorable impact of foreign exchange. Project orders decreased in the three months ended September 30, 2012 compared to the corresponding period in 2011 primarily driven by extension of project timing by customers.

•

Sales in our Building Solutions & Distribution businesses increased by 2 percent (5 percent organic) in the three months ended September 30, 2012 and 3 percent (5 percent organic) in the nine months ended September 30, 2012 principally due to growth in our Building Solutions business reflecting conversion to sales from backlog and increased sales volume in our Americas Distribution business due to improving U.S. residential market conditions partially offset by the unfavorable impact of foreign exchange and softness in the energy retrofit business.

          ACS segment profit increased by 5 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 due to a 6 percent increase in operational segment profit, and a 1 percent increase from acquisitions partially offset by a 2 percent unfavorable impact of foreign exchange. The increase in operational segment profit is primarily the result of the positive impact from price and productivity, net of inflation. Cost of goods sold totaled $2.7 billion for the quarter ended September 30, 2012 and was primarily flat compared to the quarter ended 2011 due to the favorable impact from foreign exchange and productivity offset by higher project sales, inflation and acquisitions.

          ACS segment profit increased by 6 percent in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 due to a 7 percent increase in operational segment profit, 2 percent increase from acquisitions net of divestitures partially offset by a 3 percent unfavorable impact of foreign exchange. The increase in operational segment profit is primarily the result of the positive impact from price and productivity, net of inflation. Cost of goods sold totaled $7.9 billion for the nine months ended September 30, 2012, an increase of $165 million which is primarily due to higher sales, acquisitions, net of divestitures and inflation partially offset by the favorable impact from foreign exchange and productivity.

Performance Materials and Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,

	2012	2011	Change	2012	2011	Change

Net sales	$1,478	$1,468	1%	$4,639	$4,229	10%
Cost of products and services sold	1,083	1,100		3,339	3,074
Selling, general and administrative expenses	107	103		320	301
Other	13	11		36	35

Segment profit	$275	$254	8%	$944	$819	15%

	2012 vs. 2011

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	1%	10%	6%	14%
Foreign exchange	(1)%	(2)%	(1)%	(1)%
Acquisitions and divestitures, net	1%	-	5%	2%

Total % Change	1%	8%	10%	15%

          Performance Materials and Technologies sales increased by 1 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 due to a 1 percent organic increase driven primarily by higher sales volumes offsetting lower price and 1 percent growth from acquisitions, partially offset by a 1 percent unfavorable impact from foreign exchange. Performance Materials and Technologies sales increased by 10 percent for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 due to 6 percent organic growth driven primarily by increased sales volumes partially offset by lower price and 5 percent growth from acquisitions, partially offset by a 1 percent unfavorable impact of foreign exchange.

•

UOP sales increased by 7 percent (8 percent organic) in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 driven by increased equipment and licensing revenue partially offset by lower service revenue related to scheduled project completions.

•

UOP sales increased by 18 percent (19 percent organic) in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 driven primarily by increased higher volume of petrochemical and refining catalysts, equipment and licensing revenues and reflecting continued strength in the refining and petrochemical industries.

•	Advanced Materials sales decreased by 3 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 driven by lower sales in Fluorine Products primarily due to more challenging global end market conditions partially offset by growth in Specialty Products and Electronic Materials sales primarily due to new product introductions.

•

Advanced Materials sales increased by 6 percent (1 percent organic decrease) in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 driven by a 27 percent increase in Resins and Chemicals sales, primarily due to the phenol plant acquisition; offset by lower sales in Fluorine Products primarily due to unfavorable pricing reflecting more challenging global end market conditions, the unfavorable impact of foreign exchange and decreased end market demand for Specialty Products and Electronic Materials.

          In July 2012, the Company announced that it is evaluating a series of upgrades to its Metropolis Works nuclear conversion facility, a Fluorine Products facility, following a U.S. Nuclear Regulatory Commission (NRC) inspection that focused on preparedness for extreme natural disasters such as strong earthquakes and tornados. The NRC inspection was part of a comprehensive assessment of all U.S. nuclear-related facilities following the Fukushima, Japan earthquake in 2011. Production at the Metropolis facility was suspended following the NRC inspection and will not resume until certain seismic-related upgrades have been implemented by the Company and reviewed by the NRC. The scope of these upgrades has been defined in a Confirmatory Order issued by the NRC to Honeywell on October 16, 2012. The Company believes that completion of the upgrades to the facility could be completed by the third quarter of 2013. The continued suspension of operations and the cost of the plant upgrades are not expected to have a material negative impact on Performance Materials and Technologies 2012 results of operations.

          Performance Materials and Technologies segment profit increased by 8 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 due to a 10 percent increase in operational segment profit partially offset by an unfavorable impact of 2 percent in foreign exchange. The increase in operational segment profit is primarily due to higher licensing and equipment revenues in UOP and productivity (net of continued investment in growth initiatives), partially offset by unfavorable pricing in Resins and Chemicals and Fluorine Products reflecting more challenging global end market conditions. Cost of products and services sold totaled $1.1 billion for the quarter ended September 30, 2012, a decrease of $17 million which is primarily due to lower material costs and productivity.

          Segment profit for the nine months ended September 30, 2012 increased 15 percent compared with the nine months ended September 30, 2011 due to increased operational segment profit of 14 percent and a 2 percent increase from acquisitions, partially offset by an unfavorable impact of 1 percent in foreign exchange. The increase in operational segment profit is primarily due to higher catalyst, equipment and licensing revenues in UOP and productivity (net of continued investment in growth initiatives) partially offset by unfavorable pricing in Resins and Chemicals and Fluorine Products reflecting more challenging global end market conditions. Cost of goods sold totaled $3.3 billion for the nine months ended September 30, 2012, an increase of $265 million which is primarily due to the phenol plant acquisition, higher volume, and continued investment in growth initiatives partially offset by productivity and lower material costs.

Transportation Systems

	Three Months Ended September 30,			Nine Months Ended September 30,

	2012	2011	Change	2012	2011	Change

Net sales	$863	$960	(10)%	$2,717	$2,915	(7)%
Cost of products and services sold	707	790		2,243	2,398
Selling, general and administrative expenses	38	40		115	123
Other	14	9		21	26

Segment profit	$104	$121	(14)%	$338	$368	(8)%

	2012 vs. 2011

	Three Months Ended September 30,		Nine Months Ended September 30,

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(2)%	(3)%	(1)%	-
Foreign exchange	(8)%	(11)%	(6)%	(8)%

Total % Change	(10%)	(14%)	(7%)	(8%)

          Transportation Systems sales decreased by 10 percent and 7 percent, respectively, in the quarter and nine months ended September 30, 2012 compared to prior periods primarily due to an unfavorable impact from foreign exchange. For each period, lower sales were primarily due to decreased light vehicle production in Europe and lower aftermarket sales partially offset by new platform launches (including higher turbo gas penetration in North America).

          Transportation Systems segment profit decreased by 14 percent in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 due to an 11 percent unfavorable impact from foreign exchange and 3 percent decrease in operational segment profit. The decrease in operational segment profit is primarily due to unfavorable pricing and decreased volume, substantially offset by productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business). Cost of goods sold totaled $707 million for the quarter ended September 30, 2012, a decrease of $83 million primarily due to foreign exchange and productivity.

          Transportation Systems segment profit decreased by 8 percent in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 due to an 8 percent unfavorable impact from foreign exchange. Operational segment profit was flat compared with the nine months ended September 30, 2011 due to unfavorable pricing, inflation and decreased volumes offset by productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business). Cost of goods sold totaled $2.2 billion for the nine months ended September 30, 2012, a decrease of $155 million primarily due to foreign exchange and productivity.

Repositioning and Other Charges

          See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and nine months ended September 30, 2012 and 2011. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2012 compared with 2011 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $104 million in the nine months ended September 30, 2012 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions will approximate a total of $150 million in 2012 and will be funded through operating cash flows.

B.	Liquidity and capital resources

Cash flow summary

          Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, are summarized as follows:

	2012	2011

Cash provided by (used for):
Operating activities	$2,168	$1,356
Investing activities	(865)	113
Financing activities	(268)	(195)
Effect of exchange rate changes on cash	27	(39)

Net increase in cash and cash equivalents	$1,062	$1,235

          Cash provided by operating activities increased by $812 million during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 primarily due to (i) reduced cash contributions to our pension plans of $694 million, (ii) a $648 million increase in net income, excluding $350 million gain on sale of non-strategic businesses and assets (most significantly the Consumer Products Group business, discussed below), (iii) a $75 million favorable impact from working capital (driven by improved receivables and inventory performance, partially offset by decreased accounts payable), partially offset by decreased accrued expenses of $461 million (primarily due to decreased customer advances and higher payments related to labor costs in the first quarter of 2012) and higher cash tax payments of approximately $245 million.

          Cash used for investing activities increased by $978 million during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 primarily due to (i) a decrease in proceeds from sales of businesses of $1,152 million (most significantly the divestiture of the Consumer Products Group business and the automotive on-board sensor products business within our Automation and Control Solutions segment in 2011), (ii) a net $161 million increase in investments (primarily short-term marketable securities), (iii) an increase in expenditures for property, plant and equipment of $120 million, and (iv) an increase of approximately $110 million in settlement payments of foreign currency exchange contracts which are economic hedges on certain non-functional currency denominated monetary assets and liabilities, partially offset by a decrease in cash paid for acquisitions of $565 million (most significantly the acquisition of EMS Technologies, Inc. in 2011).

          Cash used for financing activities increased by $73 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a decrease in the net proceeds from debt issuances of $942 million and an increase in dividends paid of $84 million, partially offset by a decrease in net repurchases of common stock of $956 million.

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

          In the first nine months of 2012, Honeywell made cash contributions of $779 million to our pension plans. We plan to make up to an additional $250 million of cash contributions to our pension plans over the remainder of 2012 to improve the funded status of our plans. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans.

          In accordance with our accounting policy for defined benefit pension plans, we recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation annually in the fourth quarter each year

(MTM adjustment). The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations each year as of December 31 (measurement date) and the difference between expected and actual return on plan assets. The table below illustrates the potential MTM charge for our significant pension plans in the fourth quarter of 2012 at various December 31, 2012 discount rates and 2012 rates of return on plan assets.

	Rate of Return

Discount Rate	0%	5%	8%	10%	12%	14%
4.00%	$2,909	$2,133	$1,669	$1,358	$1,044	$733
4.25%	2,363	1,597	1,135	822	510	210
4.50%	1,847	1,081	619	330	80	10
4.75%	1,347	582	210	5	5	5

          However, as the amount of the MTM adjustment is primarily driven by changes in interest rates and the performance of the financial markets which may change significantly in the fourth quarter, the Company is not able to determine or project the actual amount of the MTM adjustment that may be recorded as of December 31, 2012.

          Under the Company’s previously reported $3 billion share repurchase program, $1.9 billion remained available as of September 30, 2012 for additional share repurchases. Honeywell may repurchase outstanding shares from time to time during 2012 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

          On September 28, 2012, the Company signed a definitive agreement to acquire a 70 percent controlling interest in Thomas Russell L.L.C. (“Thomas Russell Co.”), a privately-held leading provider of technology and equipment for natural gas processing and treating, for approximately $525 million. Our purchase of the 70 percent interest is expected to close in October 2012. Following the close of the transaction, Thomas Russell Co.’s results of operations will be consolidated into the Performance Materials and Technologies segment, with the noncontrolling interest portion to be reflected in net income attributable to the noncontrolling interest in the Consolidated Statement of Operations. During the calendar year 2016, Honeywell has the right to acquire and the non-controlling shareholder has the right to sell to Honeywell, the remaining 30 percent interest at a price based on a multiple of Thomas Russell Co.’s average annual operating income from 2013 to 2015, subject to a predetermined cap and floor. Additionally, Honeywell has the right to acquire the remaining 30 percent interest for a fixed price equivalent to the cap at any time on or before December 31, 2016.

C. Other Matters

Litigation

          We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 15 of Notes to Financial Statements.

Critical Accounting Policies

          The financial information as of September 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011 contained in our Form 10-K filed on February 17, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

          See our 2011 Annual Report on Form 10-K (Item 7A). As of September 30, 2012, there has been no material change in this information.

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

Item 1A. Risk Factors

          The following revised risk factor should be read in conjunction with the risks described in Item 1A Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

          Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Item 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 51 of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 19, 2012	By:	/s/ Kathleen A. Winters

Kathleen A. Winters
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*

Letter Agreement dated October 6, 2010 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.34 to Honeywell’s Form 10-K for the year ended December 31, 2010), and amended by the attached amendment (filed herewith).

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