Form 10-K
period 2012-12-31
HONEYWELL INTERNATIONAL INC
filed 2013-02-15
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☒     Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $43.6 billion at June 30, 2012.

There were 783,787,893 shares of Common Stock outstanding at January 25, 2013.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 22, 2013.

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

We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its proxy statement for the 2013 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 7, 2013, and which will also be available free of charge on our website.

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

Major Businesses

We globally manage our business operations through four businesses that are reported as operating segments: Aerospace, Automation and Control Solutions, Performance Materials and Technologies, and Transportation Systems. Financial information related to our operating segments is included in Note 24 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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
Turbine propulsion engines

TFE731 turbofan
TFE1042 turbofan
ATF3 turbofan
F125 turbofan
F124 turbofan
ALF502 turbofan
LF507 turbofan
CFE738 turbofan
HTF 7000 turbofan
T53 turboshaft
T55 turboshaft
CTS800 turboshaft
HTS900 turboshaft
LT101 turboshaft
TPE 331 turboprop
AGT1500 turboshaft
Repair, overhaul and spare
 parts

		Business, regional, and general aviation Commercial helicopters Military vehicles Military helicopters Military trainer	Rolls Royce/Allison Turbomeca United Technologies Williams

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Auxiliary power units (APUs)	Airborne auxiliary power units Jet fuel starters Secondary power systems Ground power units Repair, overhaul and spare parts	Commercial, regional, business and military aircraft Ground power	United Technologies

Environmental control systems	Air management systems: Air conditioning Bleed air Cabin pressure control Air purification and treatment Gas Processing Heat Exchangers Repair, overhaul and spare parts	Commercial, regional and general aviation aircraft Military aircraft Ground vehicles Spacecraft	Auxilec Barber Colman Dukes Eaton-Vickers General Electric Liebherr Pacific Scientific Parker Hannifin TAT United Technologies

Electric power systems	Generators Power distribution & control Power conditioning Repair, overhaul and spare parts	Commercial, regional, business and military aircraft Commercial and military helicopters Military vehicles	General Electric Safran United Technologies

Engine systems accessories	Electronic and hydromechanical fuel controls Engine start systems Electronic engine controls Sensors Valves Electric and pneumatic power generation systems Thrust reverser actuation, pneumatic and electric	Commercial, regional and general aviation aircraft Military aircraft	BAE Controls Parker Hannifin United Technologies

Avionics, displays, flight guidance and flight management systems

Flight data and cockpit voice
 recorders
Integrated avionics systems
Flight management systems
Cockpit display systems
Data management and
 aircraft performance
 monitoring systems
Aircraft information systems
Network file servers
Wireless network
 transceivers
Weather information network
Navigation database
 information
Cabin management systems
Vibration detection and
 monitoring
Mission management
 systems
Tactical data management
 systems
Maintenance and health
 monitoring systems
Flight control and autopilot
 systems

		Commercial, business and general aviation aircraft Government aviation Military aircraft	BAE Boeing/Jeppesen Garmin General Electric Kaiser L3 Lockheed Martin Northrop Grumman Rockwell Collins Thales Trimble/Terra United Technologies Universal Avionics Universal Weather

Radios, radar, navigation communication, datalink safety systems

Flight safety systems:
Enhanced Ground Proximity
 Warning Systems
 (EGPWS)
Traffic Alert and Collision
 Avoidance Systems
 (TCAS)
Windshear detection
 systems
Weather radar
Communication, navigation
 and surveillance systems:
Navigation and guidance
 systems
Global positioning systems
Satellite systems

		Commercial, business and general aviation aircraft Government aviation Military aircraft	BAE Boeing/Jeppesen Garmin General Electric Kaiser L3 Lockheed Martin Northrop Grumman Rockwell Collins Thales Trimble/Terra United Technologies Universal Avionics Universal Weather

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Aircraft lighting	Interior and exterior aircraft lighting	Commercial, regional, business, helicopter and military aviation aircraft (operators, OEMs, parts distributors and MRO service providers)	Hella/United Technologies LSI Luminator Whelen

Inertial sensor	Inertial sensor systems for guidance, stabilization, navigation and control Gyroscopes, accelerometers, inertial measurement units and thermal switches Attitude and heading reference systems	Military and commercial vehicles Commercial spacecraft and launch vehicles Transportation Powered, guided munitions Munitions	Astronautics Kearfott BAE GEC General Electric L3 KVH Northrop Grumman Rockwell United Technologies

Control products	Radar altimeters Pressure products Air data products Thermal switches Magnetic sensors	Military aircraft Powered, guided munitions, UAVs Commercial applications Commercial, regional, business aircraft	BAE Northrop Grumman Rockwell Collins Rosemount United Technologies

Space products and subsystems	Guidance subsystems Control subsystems Processing subsystems Radiation hardened electronics and integrated circuits GPS-based range safety systems Gyroscopes	Commercial and military spacecraft DoD FAA NASA	BAE Ithaco L3 Northrop Grumman Raytheon

Management and technical services	Maintenance/operation and provision of space systems, services and facilities Systems engineering and integration Information technology services Logistics and sustainment	U.S. government space (NASA) DoD (logistics and information services) FAA DoE Local governments Commercial space ground segment systems and services	Bechtel Boeing Computer Sciences Dyncorp Exelis Lockheed Martin Raytheon SAIC The Washington Group United Space Alliance

Landing systems	Wheels and brakes Wheel and brake repair and overhaul services	Commercial airline, regional, business and military aircraft USAF, DoD, DoE Boeing, Airbus, Lockheed Martin	Meggitt Messier-Bugatti United Technologies

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
Energy demand/
 response
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

Security and life safety products and services

Security products and
 home control
 systems
Fire products and
 systems
Access controls and
 closed circuit
 television
Home health
 monitoring and
 nurse call systems
Gas detection
 products and
 systems
Emergency lighting
Distribution
Personal protection
 equipment

OEMs
Retailers
Distributors
Commercial
 customers and
 homeowners served
 by the the
 distributor,
 wholesaler,
 contractor, retail
 and utility channels
Health care
 organizations
Security monitoring
 service providers
Industrial, fire service,
 utility distributors,
 data centers and
 telecommunication
 companies and U.S.
 Government

Axis Communications Bosch Draeger Hikvision Hubbell Inc Mine Safety Appliances Schneider Phillips Riken Keiki Siemens Tyco Tri Ed/Northern Video Distribution United Technologies 3M

Scanning and mobility

Hand held and hands
 free image and
 laser based bar
 code scanners
Scan engines
Rugged mobile and
 wireless computers
 for use in hand
 held and vehicle
 mount applications
Satellite tracking
 hardware, airtime
 services and
 applications
Search & Rescue
 ground stations and
 system software

OEMs
Retailers
Distributors
Commercial customers
 served by the
 transportation and
 and logistics,
 manufacturing,
 healthcare and
 retail, warehousing
 and ports industries
Security, logistics,
 maritime customers
 for:
 the tracking of
 vehicles, containers,
 ships, and
 personnel in remote
 environments
National organizations
 that monitor
 distress signals
 from aircraft, ships
 and individuals,
 typically military
 branches and coast
 guards

Bluebird Soft Code Corporation Datalogic Intermec, Inc. Iridium Vars Lucas Motorola Solutions Skywave Tsi

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
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

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Resins & chemicals	Nylon 6 polymer Caprolactam Ammonium sulfate Phenol Acetone Cyclohexanone MEKO	Nylon for carpet fibers, engineered resins and flexible packaging Fertilizer Resins – Phenolic, Epoxy, Polycarbonate Solvents Chemical intermediates Paints, Coatings, Laquers	BASF DSM INEOS Mitsui Polimeri Sinopec UBE Shell

Hydrofluoric acid (HF)	Anhydrous and aqueous hydrofluoric acid	Fluorocarbons Metals processing Oil refining Chemical intermediates Semiconductors Photovoltaics	Mexichem Fluor Solvay

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Fluorochemicals	Refrigerants, aerosol and insulation foam blowing agents Solstice™ refrigerants, blowing agents, aersols and solvents Oxyfume sterilant gases Enovate 3000 blowing agent for refrigeration insulation	Refrigeration Stationary air conditioning Automotive air conditioning Polyurethane foam Precision cleaning Optical Appliances Hospitals Medical equipment Manufacturers	Asahi Arkema Daikin Dupont Mexichem Fluor Sinochem Solvay 3M

Nuclear services	UF6 conversion services	Nuclear fuel Electric utilities	Cameco Comurhex Rosatom

Research and fine chemicals	Oxime-based fine chemicals Fluoroaromatics High-purity solvents	Agrichemicals Biotech	Avecia Degussa DSM E. Merck Lonza Thermo Fisher Scientific Sigma-Aldrich

Performance chemicals Imaging chemicals Chemical processing sealants	HF derivatives Fluoroaromatics Catalysts	Diverse by product type	Atotech BASF DSM

Advanced fibers & composites	High modulus polyethylene fiber and shield composites Aramid shield composites	Bullet resistant vests, helmets and other armor applications Cut-resistant gloves Rope & cordage	DuPont DSM Teijin

Healthcare and packaging	Cast nylon film Bi-axially oriented nylon film Fluoropolymer film	Food and pharmaceutical packaging	American Biaxis CFP Daikin Kolon Unitika

Specialty additives	Polyethylene waxes Paraffin waxes and blends PVC lubricant systems Processing aids Luminescent pigments Adhesives	Coatings and inks PVC pipe, siding & profiles Plastics Reflective coatings Safety & security applications	BASF Clariant Westlake

Electronic chemicals	Ultra high-purity HF Inorganic acids Hi-purity solvents	Semiconductors Photovoltaics	BASF KMG

Semiconductor materials and services	Interconnect-dielectrics Interconnect-metals Semiconductor packaging materials Advanced polymers Anti-reflective coatings Thermo-couples	Semiconductors Microelectronics Telecommunications LED Photovoltaics	BASF Brewer Dow Nikko Praxair Shinko Tosoh

Catalysts, adsorbents and specialties	Catalysts Molecular sieves Adsorbents Aluminas Customer catalyst manufacturing	Petroleum, refining, petrochemical industry, gas processing industry and home, automotive, steel, and medical manufacturing industries	Axens Albemarle Chevron Exxon-Mobil Haldor Topsoe Johnson Mathey Shell/Criterion Sinopec SK WR Grace

Process technology and equipment	Technology licensing and engineering design of process units and systems Engineered products Proprietary equipment Training and development of technical personnel	Petroleum refining, petrochemical	Axens Chevron Lummus Global Chicago Bridge & Iron Exxon-Mobil Koch Glitsch Linde AG Natco Technip Sinopec Shell/SGS

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Renewable fuels and chemicals	Technology licensing of Process, catalysts, absorbents, Refining equipment and services for producing renewable-based fuels and chemicals	Military, refining, fuel oil, power production	Dynamotive Haldor Topsoe Kior Lurgi Neste Oy Syntroleum

Gas processing and hydrogen	Design, engineer, manufacture and install natural gas processing and hydrogen separation plants	Gas processing and hydrogen separation	Cameron Exterran Linde AG Lurgi Optimized Process Design Proquip Prosep

Transportation Systems

Our Transportation Systems segment is one of the leading manufacturers of engine boosting systems for passenger cars and commercial vehicles, as well as a leading provider of braking products.

Product/Service Classes	Major Products/Services	Major Customers/Uses	Key Competitors
Charge-air systems	Turbochargers for gasoline and diesel engines	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Borg-Warner Holset IHI MHI Bosch Mahle Continental

Thermal systems	Exhaust gas coolers Charge-air coolers Aluminum radiators Aluminum cooling modules	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Behr Modine Valeo

Brake hard parts and other friction materials	Disc brake pads and shoes Drum brake linings Brake blocks Disc and drum brake components Brake hydraulic components Brake fluid Aircraft brake linings Railway linings	Automotive and heavy vehicle OEMs, OES, brake manufacturers and aftermarket channels Installers Railway and commercial/ military aircraft OEMs and brake manufacturers	Akebono Continental Federal-Mogul ITT Corp JBI Nisshinbo TRW

Aerospace Sales

Our sales to aerospace customers were 32, 31, and 33 percent of our total sales in 2012, 2011 and 2010, respectively. Our sales to commercial aerospace original equipment manufacturers were 7, 6, and 6 percent of our total sales in 2012, 2011 and 2010, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 12, 11, and 11 percent of our total sales in 2012, 2011 and 2010. Our Aerospace results of operations can be impacted by various industry and economic conditions. See “Item 1A. Risk Factors.”

U.S. Government Sales

Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $4,109, $4,276 and $4,354 million in 2012, 2011 and 2010, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $3,273, $3,374 and $3,500 million in 2012, 2011 and 2010, respectively. Base U.S. defense spending (excludes Overseas Contingent Operations) was essentially flat in 2012 compared to 2011 (see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations). Due to anticipated lower U.S. Government spending levels mandated by the Budget Control Act (sequestration), we expect a slight decline in our defense and space revenue in 2013. We do not expect our overall operating results to be significantly affected by any proposed changes in 2013 federal defense spending due principally to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs), increases in direct foreign defense and space market sales, as well as our diversified commercial businesses. Our contracts with the U.S. Government are subject to audits, investigations, and termination by the government. See “Item 1A. Risk Factors.”

Backlog

Our total backlog at December 31, 2012 and 2011 was $16,807 and $16,160 million, respectively. We anticipate that approximately $12,102 million of the 2012 backlog will be filled in 2013. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

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

International Operations

We are engaged in manufacturing, sales, service and research and development globally. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 14, 12 and 11 percent of our total sales in 2012, 2011 and 2010, respectively. Foreign manufactured products and services, mainly in Europe and Asia, were 41, 43 and 42 percent of our total sales in 2012, 2011 and 2010, respectively.

Approximately 20 percent of total 2012 sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Canada, Asia and Latin America. Foreign manufactured products and systems and performance of services comprised approximately 16 percent of total 2012 Aerospace sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Canada and Asia.

Approximately 3 percent of total 2012 sales of Automation and Control Solutions products and services were exports of U.S. manufactured products. Foreign manufactured products and performance of services accounted for 57 percent of total 2012 Automation and Control Solutions sales. The principal manufacturing facilities outside the U.S. are in Europe and Asia, with less significant operations in Canada and Australia.

Approximately 35 percent of total 2012 sales of Performance Materials and Technologies products and services were exports of U.S. manufactured products. Exports were principally made to Asia and Latin America. Foreign manufactured products and performance of services comprised 22 percent of total 2012 Performance Materials and Technologies sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia.

Approximately 3 percent of total 2012 sales of Transportation Systems products were exports of U.S. manufactured products. Foreign manufactured products accounted for 83 percent of total 2012 sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia and Australia.

The Company and its subsidiaries have a current policy not to conduct business with Iran. Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we note the following. In 2009, Honeywell acquired RMG Group (“RMG”), a German company that had a pre-existing contract with an Iranian entity for the supply and installation of compressed natural gas refueling stations in Iran. The RMG contract was entered into and performed by a foreign entity and did not involve the development of natural gas resources or pipelines, and we believe that it was not prohibited by or sanctionable under applicable laws. In July 2011, RMG assigned performance under the contract to an unaffiliated Italian company. During the first quarter of 2012, the unaffiliated Italian company performed some services under the contract. However, since the Iranian customer failed to make required payments, the unaffiliated Italian company has performed no work under the assigned contract since the first quarter of 2012. The Company does not intend to perform any further services under this contract, in accordance with Company policy and applicable laws. No gross revenues or net profits have been received by the Company under this contract from Iran in 2012. Additionally, a non-U.S. affiliate of Honeywell received $1,120,000 (representing net profit of $400,000 recognized in a prior period) during 2012 for services performed and / or goods delivered in or prior to the first quarter of 2011 in connection with automation engineering services contracts entered into in 2009 involving Iran. These contracts were also entered into and performed by non-US entities, and we believe that the contracts and their performance were not prohibited by or sanctionable under laws applicable at the time. Honeywell’s Italian affiliate transferred its remaining obligations to an unaffiliated company based in Dubai in the fourth quarter of 2010. Honeywell has not performed any services or provided any materials under these contracts after the first quarter of 2011, and it does not intend to provide any further services or materials under these contracts, in accordance with Company policy and applicable laws. OFAC issued a General License in 31 CFR § 560.555 valid from October 9, 2012 to March 8, 2013, which permits transactions ordinarily incident to the wind-down of operations involving Iran by foreign subsidiaries of U.S. companies. Honeywell’s non-U.S. affiliate in Italy received payments of $187,000 (out of a total of $1,120,000 received in 2012) during the validity period of the General License. To Honeywell’s knowledge, neither it nor any of its affiliates engaged in any other activity during 2012 required to be disclosed under the Securities Exchange Act of 1934.

Financial information including net sales and long-lived assets related to geographic areas is included in Note 25 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. Information regarding the economic, political, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Raw Materials

The principal raw materials used in our operations are generally readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials and commodities in 2012. We are not dependent on any one supplier for a material amount of our raw materials, except related to R240 (a key component in foam blowing agents), a raw material used in our Performance Materials and Technologies segment.

The costs of certain key raw materials, including cumene, fluorspar, perchloroethylene, R240, natural gas, sulfur and ethylene in our Performance Materials and Technologies business, nickel, steel and other metals in our Transportation Systems business, and nickel, titanium and other metals in our Aerospace business, are expected to continue to fluctuate. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2013. See “Item 1A. Risk Factors” for further discussion.

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

We have registered trademarks for a number of our products and services, including Honeywell, Aclar, Ademco, Bendix, BW, Callidus, Enovate, Esser, Fire-Lite, Garrett, Genetron, Gent, Howard Leight, Jurid, Matrikon, Maxon, MK, North, Notifier, Novar, RMG, Silent Knight, Solstice, Spectra, System Sensor, Trend, Tridium and UOP.

Research and Development

Our research activities are directed toward the discovery and development of new products, technologies and processes, and the development of new uses for existing products and software applications. The Company’s principal research and development activities are in the U.S., India, Europe and China.

Research and development (R&D) expense totaled $1,847, $1,799 and $1,450 million in 2012, 2011 and 2010, respectively. The increase in R&D expense of 3 percent in 2012 compared to 2011 was mainly due to increased expenditures on the development of new technologies to support existing and new aircraft platforms in our Aerospace segment and new product development in our Automation and Control Solutions and Performance Materials Technologies segments. The increase in R&D expense of 24 percent in 2011 compared to 2010 was mainly due to increased expenditures on the development of new technologies to support existing and new aircraft platforms in our Aerospace segment, the development of turbocharging systems for new diesel and gas applications in our Transportation Systems segment and new product development in our Automation and Control Solutions segment. R&D as a percentage of sales was 4.9, 4.9 and 4.5 percent in 2012, 2011 and 2010, respectively. Customer-sponsored (principally the U.S. Government) R&D activities amounted to an additional $835, $867 and $874 million in 2012, 2011 and 2010, respectively.

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

Among other environmental requirements, we are subject to the federal superfund and similar state and foreign laws and regulations, under which we have been designated as a potentially responsible party that may be liable for cleanup costs associated with current and former operating sites and various hazardous waste sites, some of which are on the U.S. Environmental Protection

Agency’s Superfund priority list. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, to date we have not had to bear significantly more than our proportional share in multi-party situations taken as a whole.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business or markets that it serves, nor on its results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Further information, including the current status of significant environmental matters and the financial impact incurred for remediation of such environmental matters, if any, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Note 22 Commitments and Contingencies of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data,” and in “Item 1A. Risk Factors.”

Employees

We have approximately 132,000 employees at December 31, 2012, of which approximately 52,000 were located in the United States.

Item 1A. Risk Factors

Cautionary Statement about Forward-Looking Statements

We have described many of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the overview of the Company and each of our segments and the discussion of their respective economic and other factors and areas of focus for 2013. These sections and other parts of this report (including this Item 1A) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

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

Industry and economic conditions may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

The operating results of our segments are impacted by general global industry and economic conditions that can cause changes in spending and capital investment patterns, demand for our products and services and the level of our manufacturing and shipping costs. The operating results of our Aerospace segment, which generated 32 percent of our consolidated revenues in 2012, are directly tied to cyclical industry and economic conditions, including global demand for air travel as reflected in new aircraft production, the deferral or cancellation of orders for new aircraft, delays in launch schedules for new aircraft platforms, the retirement of aircraft, global flying hours, and business and general aviation aircraft utilization rates, as well as changes in customer buying patterns with respect to aftermarket parts, supplier consolidation, factory transitions, capacity constraints, and the level and mix of U.S. and foreign government appropriations for defense and space programs (as further discussed in other risk factors below). The challenging operating environment faced by the commercial airline industry may be influenced by a wide variety of factors including global flying hours, aircraft fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns as well as changes in regulations. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our Aerospace aftermarket sales and margins. The operating results of our Automation and Control Solutions (ACS) segment, which generated 42 percent of our consolidated revenues in 2012, are impacted by the level of global residential and commercial construction (including retrofits and upgrades), capital spending and operating expenditures on building and process automation, industrial plant capacity utilization and expansion, inventory levels in distribution channels, and global economic growth rates. Performance Materials and Technologies’ operating results, which generated 16 percent of our consolidated revenues in 2012, are impacted by global economic growth rates, capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, and raw material demand and supply volatility. Transportation Systems’ operating results, which generated 10 percent of our consolidated revenues in 2012, are impacted by global production and demand for automobiles and trucks equipped with turbochargers, and regulatory changes regarding automobile and truck emissions and fuel economy, delays in launch schedules for new automotive platforms, and consumer demand and spending for automotive aftermarket products. Demand of global automotive and truck manufacturers will continue to be influenced by a wide variety of factors, including ability of consumers to obtain financing, ability to reduce operating costs and overall consumer and business confidence. Each of the segments is impacted by volatility in raw material prices (as further described below) and non- material inflation.

Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.

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

Our facilities, distribution systems and information technology systems are subject to catastrophic loss due to, among other things, fire, flood, terrorism or other natural or man-made disasters. If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, result in personal injury or property damage, damage relationships with our customers and result in large expenses to repair or replace the facilities or systems, as well as result in other liabilities and adverse impacts. The same risk could also arise from the failure of critical systems supplied by Honeywell to large industrial, refining and petrochemical customers.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

In 2012, approximately 55 percent of our total sales (including products manufactured in the U.S. and sold outside the U.S. as well as products manufactured in international locations) were outside of the U.S. including approximately 28 percent in Europe and approximately 13 percent in Asia. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. We are also subject to U.S. laws prohibiting companies from doing business in certain countries, or restricting the type of business that may be conducted in these countries. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

Uncertain global economic conditions arising from circumstances such as sovereign debt issues, slowing growth in emerging regions and credit rating downgrades in certain European countries or speculation regarding changes to the composition or viability of the Euro zone could result in reduced customer confidence resulting in decreased demand for our products and services, disruption in payment patterns and higher default rates, a tightening of credit markets (see risk factor below regarding volatility of credit markets for further discussion), increased risk regarding supplier performance, increased counterparty risk with respect to the financial institutions with which we do business, and exchange rate fluctuations. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the financial institutions with whom we transact business could expose Honeywell to financial loss.

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

At December 31, 2012, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) and available for sale securities totaled approximately $19.9 billion and $0.5 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. An other than temporary decline in the market value of our available for sale securities may also result in an impairment charge. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareowners’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

A change in the level of U.S. Government defense and space funding or the mix of programs to which such funding is allocated could adversely impact Aerospace’s defense and space sales and results of operations.

Sales of our defense and space-related products and services are largely dependent upon government budgets, particularly the U.S. defense budget. Sales as a prime contractor and subcontractor to the U.S. Department of Defense comprised approximately 27 and 9 percent of Aerospace and total sales, respectively, for the year ended December 31, 2012. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2013 and subsequent budgets ultimately approved by Congress, or be included in the scope of separate supplemental appropriations. We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift in defense or space spending to programs in which we do not participate and/or reductions in funding for or termination of existing programs could adversely impact our results of operations.

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

Our reputation and ability to do business may be impacted by the improper conduct of employees, vendors, agents or business partners.

We cannot ensure that our extensive compliance controls, policies and procedures will, in all instances, protect us from reckless, unethical or criminal acts committed by our employees, vendors, agents or business partners that would violate the laws of the jurisdictions in which the Company operates, including laws governing payments to government officials, competition, data privacy and rights of employees. Any improper actions could subject us to civil or criminal investigations, monetary and non-monetary penalties and could adversely impact our ability to conduct business, results of operations and reputation.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations. Safety and performance regulations (including mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft), product certification requirements and government procurement practices can impact Aerospace sales, research and development expenditures, operating costs and profitability. The demand for and cost of providing Automation and Control Solutions products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be affected by environmental (e.g. government regulation of fluorocarbons), safety and energy efficiency standards and regulations, while emissions, fuel economy and energy efficiency standards and regulations can impact the demand for turbochargers in our Transportation Systems segment. Honeywell sells products that address safety and environmental regulation and a substantial portion of our portfolio is dedicated to energy efficient products and services. Legislation or regulations regarding areas such as labor and employment, employee benefit plans, tax, health, safety and environmental matters, import, export and trade, intellectual property, product certification, and product liability may impact the results of each of our operating segments and our consolidated results.

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

We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export matters and environmental, health and safety matters. Resolution of these matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all our operational risks and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.

Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures. We have incurred remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Our expenses include significant costs related to employee and retiree health benefits.

With approximately 132,000 employees, including approximately 52,000 in the U.S., our expenses relating to employee health and retiree health benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health-care costs, legislative or regulatory changes, and volatility in discount rates, as well as changes in other assumptions used to calculate retiree health benefit expenses, may adversely affect our financial position and results of operations.

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

We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. In 2012, our tax expense represented 24.4 percent of our income before tax, and includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company, that could impact the valuation of our deferred tax assets. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

Item 1B. Unresolved Staff Comments

Not applicable.

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

Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

Aerospace
Anniston, AL (leased) Glendale, AZ (leased) Phoenix, AZ (partially leased) Tempe, AZ Tucson, AZ Torrance, CA Clearwater, FL	Olathe, KS Minneapolis, MN (partially leased) Plymouth, MN Rocky Mount, NC Albuquerque, NM (partially leased) Urbana, OH Greer, SC	Toronto, Canada Olomouc, Czech Republic (leased) Penang, Malaysia Chihuahua, Mexico Singapore Yeovil, UK (leased) South Bend, IN

Automation and Control Solutions
San Diego, CA (leased) Northford, CT Freeport, IL St. Charles, IL (leased) Golden Valley, MN York, PA (leased)	Pleasant Prairie, WI (leased) Shenzhen, China (leased) Suzhou, China Tianjin, China (leased) Brno, Czech Republic (leased) Mosbach, Germany Neuss, Germany	Schonaich, Germany (leased) Pune, India (partially leased) Chihuahua, Mexico (partially leased) Juarez, Mexico (partially leased) Tijuana, Mexico (leased) Emmen, Netherlands Newhouse, Scotland
Performance Materials and Technologies
Mobile, AL (partially leased) Des Plaines, IL Metropolis, IL Baton Rouge, LA Geismar, LA	Shreveport, LA Frankford, PA Pottsville, PA Orange, TX Chesterfield, VA	Colonial Heights, VA Hopewell, VA Spokane, WA (partially leased) Seelze, Germany
Transportation Systems
Shanghai, China Glinde, Germany	Atessa, Italy Kodama, Japan Ansan, Korea (leased)	Mexicali, Mexico (partially leased) Bucharest, Romania Pune, India

Item 3. Legal Proceedings

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 22 Commitments and Contingencies of Notes to Financial Statements.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
David M. Cote, 60 2002(a)	Chairman of the Board and Chief Executive Officer since July 2002.

Katherine L. Adams, 48 2009

Senior Vice President and General Counsel since April 2009. Vice President and General Counsel from September 2008 to April 2009. Vice President and General Counsel for Performance Materials and Technologies from February 2005 to September 2008.

David J. Anderson, 63 2003	Senior Vice President and Chief Financial Officer since June 2003.

Roger Fradin, 59 2004	President and Chief Executive Officer Automation and Control Solutions since January 2004.

Alexandre Ismail, 47 2009

President and Chief Executive Officer Transportation Systems since April 2009. President Turbo Technologies from November 2008 to April 2009. President Global Passengers Vehicles from August 2006 to November 2008.

Mark R. James, 51 2007	Senior Vice President Human Resources and Communications since November 2007. Vice President of Human Resources and Communications for Aerospace from October 2004 to November 2007.

Andreas C. Kramvis, 60 2008	President and Chief Executive Officer Performance Materials and Technologies since March 2008. President of Environmental and Combustion Controls from September 2002 to February 2008.

Timothy O. Mahoney, 56 2009

President and Chief Executive Officer Aerospace since September 2009. Vice President Aerospace Engineering and Technology and Chief Technology Officer from March 2007 to August 2009. President of Air Transport and Regional from July 2005 to March 2007.

Krishna Mikkilineni, 53 2010

Senior Vice President Engineering and Operations since April 2010 and President Honeywell Technology Solutions since January 2009. Vice President Honeywell Technology Solutions from July 2002 to January 2009.

(a)	Also a Director.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Honeywell’s common stock is listed on the New York Stock Exchange. Market and dividend information for Honeywell’s common stock is included in Note 27 Unaudited Quarterly Financial Information of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

The number of record holders of our common stock at December 31, 2012 was 55,879.

Honeywell purchased 5,000,000 shares of its common stock, par value $1 per share, in the quarter and year ending December 31, 2012. Under the Company’s previously reported $3 billion share repurchase program, $1.6 billion remained available as of December 31, 2012 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the three months ended December 31, 2012:

Issuer Purchases of Equity Securities
Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
December 2012	5,000,000	$63.31	5,000,000	$1,598

Performance Graph

The following graph compares the five-year cumulative total return on our Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and a composite of Standard & Poor’s Industrial Conglomerates and Aerospace and Defense indices, on a 60%/40% weighted basis, respectively (the “Composite Index”). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2007 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

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

Item 6. Selected Financial Data

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$37,665	$36,529	$32,350	$29,951	$35,520
Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	2,926	1,858	1,944	1,492	789
Income from discontinued operations(1)	—	209	78	56	17

Net income attributable to Honeywell(2)	2,926	2,067	2,022	1,548	806
Earnings Per Common Share
Basic:
Income from continuing operations	3.74	2.38	2.51	1.99	1.07
Income from discontinued operations	—	0.27	0.10	0.07	0.02

Net income attributable to Honeywell	3.74	2.65	2.61	2.06	1.09
Assuming dilution:
Income from continuing operations	3.69	2.35	2.49	1.98	1.06
Income from discontinued operations	—	0.26	0.10	0.07	0.02

Net income attributable to Honeywell	3.69	2.61	2.59	2.05	1.08
Dividends per share	1.53	1.37	1.21	1.21	1.10
Financial Position at Year-End
Property, plant and equipment—net	5,001	4,804	4,724	4,847	4,934
Total assets	41,853	39,808	37,834	35,993	35,570
Short-term debt	1,101	674	889	1,361	2,510
Long-term debt	6,395	6,881	5,755	6,246	5,865
Total debt	7,496	7,555	6,644	7,607	8,375
Redeemable noncontrolling interest	150	—	—	—	—
Shareowners’ equity	13,065	10,902	10,787	8,971	7,140

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or the “Company”) for the three years ended December 31, 2012. All references to Notes related to Notes to the Financial Statements in “Item 8—Financial Statements and Supplementary Data”.

The Consumer Products Group (CPG) automotive aftermarket business had historically been part of the Transportation Systems reportable segment. In accordance with generally accepted accounting principles, CPG results are excluded from continuing operations and are presented as discontinued operations in all periods presented. See Note 2 Acquisitions and Divestitures for further details.

EXECUTIVE SUMMARY

For Honeywell, 2012 marked another year of strong growth despite a challenging political and macro-economic environment. The Company continued to manage uncertainty associated with slower than expected economic growth in the United States, recession in the European Union, political unrest in the Middle East, and slowing growth in China and other emerging economies. Despite a modest 2.6 percent growth in World GDP and Industrial Production, Honeywell’s 2012 revenues were $37.7 billion representing a 3 percent improvement compared to 2011 revenues of $36.5 billion. Honeywell’s 2012 revenue growth was achieved despite significant foreign exchange weakness in the Euro and other non-U.S. dollar currencies which had a negative 2 percent impact on our 2012 revenues. Our segment profit improved by 10 percent, in excess of three times revenue growth, evidencing the Company’s continued focus on operational excellence. See Review of Business Segments section of this MD&A for a reconciliation of segment profit to consolidated income from continuing operations before taxes.

The Company’s operational excellence and ability to expand profit faster than sales growth is due in part to a consistent, methodical application of several key internal business processes which drive efficiency and service quality, bringing world-class products and services to markets faster and more cost effectively for our customers. Honeywell refers to these processes as the Honeywell Enablers. In 2012, Honeywell continued to strengthen and expand the use of the Honeywell Enablers:

•

The Honeywell Operating System (“HOS”): HOS drives sustainable improvements in our manufacturing operations to generate exceptional performance in safety, quality, delivery, cost, and inventory management. Approximately 70 percent of our manufacturing cost base has achieved HOS certification.

•

Velocity Product Development (“VPD”): VPD is a process which brings together all of the functions necessary to successfully launch new products—R&D, manufacturing, marketing and sales—to increase the probability that in commercializing new technologies Honeywell delivers the right products at the right price.

•

Functional Transformation (“FT”): Functional Transformation is HOS for our administrative functions—Finance, Legal, HR, IT and Purchasing—standardizing the way we work, which improves service quality and reduces costs.

•

Organizational Efficiency (“OEF”): OEF is, in its simplest form, the cost of labor. Improvements in OEF represent the success of Honeywell’s initiatives to increase labor cost efficiency and employee productivity.

The Company continues to invest for future growth as measured by a number of important metrics:

•

R&D spending at 4.9 percent of revenues was targeted at such high growth areas as natural gas processing, low global warming refrigerants and blowing agents, and wireless control devices and technologies.

•	Capital expenditures grew 11 percent to $884 million including the construction or expansion of technology centers in India and Saudi Arabia.

•	The Company recognized approximately $119 million of restructuring actions to support sustainable productivity in years to come.

•

The Company completed $438 million (net of cash acquired) in acquisitions in 2012, including acquisition of a 70 percent ownership interest in Thomas Russell L.L.C. (“Thomas Russell Co.”), a leader in technology and equipment for natural gas processing and treating, primarily serving the US market.

•

Expansion of Honeywell’s presence and sales in high growth regions and countries such as China, India, Eastern Europe, the Middle-East, and Latin America. Sales to customers outside the United States now account for approximately 55 percent of total revenues.

Operating cash flow grew by 24 percent in 2012 to $3,517 million. This operating cash flow performance enabled us to invest $884 million in capital expenditures, fund the acquisitions discussed above, make $1,039 million in pension contributions, and provide an 11 percent increase in dividends paid (vs. 2011) and repurchase 5 million shares of common stock.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2012	2011	2010
Net sales	$37,665	$36,529	$32,350
% change compared with prior period	3%	13%

The change in net sales compared to the prior year period is attributable to the following:

	2012 Versus 2011	2011 Versus 2010
Volume	2%	6%
Price	1%	2%
Acquisitions/Divestitures	2%	3%
Foreign Exchange	(2)%	2%

	3%	13%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2012	2011	2010
Cost of products and services sold	$28,291	$28,556	$24,721
% change compared with prior period	(1)%	16%
Gross Margin percentage	24.9%	21.8%	23.6%

Cost of products and services sold decreased by $265 million or 1 percent in 2012 compared with 2011 principally due to a decrease in pension expense of approximately $800 million (primarily driven by the decrease in the pension mark-to-market adjustment allocated to cost of products and services sold of $780 million) and a decrease in repositioning and other charges of approximately $220 million, partially offset by an estimated increase in direct material costs of approximately $620 million driven substantially by a 3 percent increase in sales as a result of the factors (excluding price) shown above and discussed in the Review of Business Segments section of this MD&A and an increase in other postretirement expense of approximately $135 million due to the absence of 2011 curtailment gains.

Gross margin percentage increased by 3.1 percentage points in 2012 compared with 2011 principally due to lower pension expense (approximately 2.2 percentage point impact primarily driven by the decrease in the pension mark-to-market adjustment allocated to cost of products and services sold), lower repositioning actions (approximately 0.6 percentage point impact) and higher segment gross margin in our Aerospace, Automation and Control Solutions and Performance Materials and Technologies segments (approximately 0.4 percentage point impact collectively), partially offset by higher other postretirement expense (approximately 0.4 percentage point impact).

Cost of products and services sold increased by $3,835 million or 16 percent in 2011 compared with 2010, principally due to an estimated increase in direct material costs, labor costs and indirect costs of approximately $2 billion, $520 million, and $280 million, respectively, driven substantially by a 13 percent increase in sales as a result of the factors (excluding price) shown above and discussed in the Review of Business Segments section of this MD&A, an increase in pension and other postretirement expense of approximately $880 million (primarily driven by the increase in the pension mark-to-market adjustment allocated to cost of products and services sold of $1.1 billion) and an increase in repositioning and other charges of approximately $90 million.

Gross margin percentage decreased by 1.8 percentage points in 2011 compared with 2010, primarily due to higher pension and other postretirement expense (approximate 2.8 percentage point impact primarily driven by an unfavorable 3.3 percentage point impact resulting from the increase in the pension mark-to-market adjustment allocated to cost of products and services sold) and repositioning and other charges (approximate 0.2 percentage point impact), partially offset by higher sales volume driven by each of our business segments (approximate 1.2 percentage point impact).

Selling, General and Administrative Expenses

	2012	2011	2010
Selling, general and administrative expense	$5,218	$5,399	$4,618
Percent of sales	13.9%	14.8%	14.3%

Selling, general and administrative expenses (SG&A) decreased as a percentage of sales by 0.9 percent in 2012 compared to 2011 driven by the impact of higher sales as a result of the factors discussed in the Review of Business Segments section of this MD&A, an estimated $110 million decrease in pension expense (driven by the decrease in the portion of the pension mark-to-market charge allocated to SG&A), $90 million decrease due to foreign exchange and $80 million decrease in repositioning actions, partially offset by the impact an estimated $140 million increase in costs resulting from acquisitions, investment for growth and merit increases (net of other employee related costs).

Selling, general and administrative expenses increased as a percentage of sales by 0.5 percent in 2011 compared to 2010 driven by an estimated $430 million increase in labor costs resulting from acquisitions, investment for growth, and merit increases, an estimated increase of $240 million in pension and other postretirement expense (driven primarily by the allocated portion of the pension mark-to-market charge increase of approximately $270 million) and an estimated increase of $60 million in repositioning actions, partially offset by the impact of higher sales volume as a result of the factors discussed in the Review of Business Segments section of this MD&A.

Other (Income) Expense

	2012	2011	2010
Equity (income)/loss of affiliated companies	$(45)	$(51)	$(28)
Gain on sale of non-strategic businesses and assets	(5)	(61)	—
Interest income	(58)	(58)	(39)
Foreign exchange	36	50	12
Other, net	2	36	(42)

	$(70)	$(84)	$(97)

Other income decreased by $14 million in 2012 compared to 2011 due primarily to a $50 million pre-tax gain related to the divestiture of the automotive on-board sensors products business within our Automation and Control Solutions segment in the first quarter of 2011, partially offset by a loss of $29 million resulting from early redemption of debt in 2011 included within “Other, net” and the reduction of approximately $6 million of acquisition related costs compared to 2011 included within “Other, net”.

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

Interest and Other Financial Charges

	2012	2011	2010
Interest and other financial charges	$351	$376	$386
% change compared with prior period	(7)%	(3)%

Interest and other financial charges decreased by 7% percent in 2012 compared with 2011 primarily due to lower borrowing costs, partially offset by higher average debt balances.

Interest and other financial charges decreased by 3% percent in 2011 compared with 2010 primarily due to lower borrowing costs, partially offset by higher debt balances.

Tax Expense

	2012	2011	2010
Tax expense	$944	$417	$765
Effective tax rate	24.4%	18.3%	28.1%

The effective tax rate increased by 6.1 percentage points in 2012 compared with 2011 primarily due to a change in the mix of earnings taxed at higher rates (primarily driven by an approximate 6.1 percentage point impact from the decrease in pension mark-to-market expense), a decreased benefit from valuation allowances, a decreased benefit from the settlement of tax audits and the absence of the U.S. R&D tax credit, partially offset by a decreased expense related to tax reserves. The foreign effective tax rate was 17.0 percent, a decrease of approximately 4.1 percentage points which primarily consisted of a 10.0 percent impact related to a decrease in tax reserves, partially offset by a 5.2 percent impact from increased valuation allowances on net operating losses primarily due to a decrease in Luxembourg and France earnings available to be offset by net operating loss carry forwards and a 1.4 percent impact from tax expense related to foreign exchange. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign rates.

The effective tax rate decreased by 9.8 percentage points in 2011 compared with 2010 primarily due to a change in the mix of earnings between U.S. and foreign sources related to higher U.S. pension expense (primarily driven by an approximate 7.6 percentage point impact which resulted from the increase in pension mark-to-market expense), an increased benefit from manufacturing incentives, an increased benefit from the favorable settlement of tax audits and an increased benefit from a lower foreign effective tax rate. The foreign effective tax rate was 21.1 percent, a decrease of approximately 4.9 percentage points which primarily consisted of (i) a 5.1 percent impact from decreased valuation allowances on net operating losses primarily due to an increase in German earnings available to be offset by net operating loss carry forwards, (ii) a 2.4 percent impact from tax benefits related to foreign exchange and investment losses, (iii) a 1.2 percent impact from an increased benefit in tax credits and lower statutory tax rates, and (iv) a 4.1 percent impact related to an increase in tax reserves. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign rates.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. Some of these provisions provide retroactive changes to the 2012 tax year which were not taken into account in determining the Company’s effective tax rate for 2012. The impact of these retroactive changes will be recorded in the first quarter of 2013, however, the 2013 effective tax rate could also change based upon the Company’s operating results, mix of earnings and the outcome of tax positions taken regarding previously filed tax returns currently under audit by various Federal, State and foreign tax authorities, several of which may be finalized in the foreseeable future. The Company believes that it has adequate reserves for these matters. However, the ultimate outcome of these matters may differ and could materially impact the results of operations and operating cash flows in the period they are resolved.

Net Income Attributable to Honeywell

	2012	2011	2010
Amounts attributable to Honeywell
Income from continuing operations	$2,926	$1,858	$1,944
Income from discontinued operations	—	209	78

Net income attributable to Honeywell	$2,926	$2,067	$2,022

Earnings per share of common stock—assuming dilution
Income from continuing operations	$3.69	$2.35	$2.49
Income from discontinued operations	—	0.26	0.10

Net income attributable to Honeywell	$3.69	$2.61	$2.59

Earnings per share of common stock—assuming dilution increased by $1.08 per share in 2012 compared with 2011 primarily due to lower pension expense (mainly due to a decrease in the pension mark-to-market adjustment), increased segment profit in our Aerospace, Automation and Control Solutions and Performance Materials and Technologies segments, lower repositioning and other charges, partially offset by increased tax expense, decreased income from discontinued operations and higher other postretirement expense.

Earnings per share of common stock—assuming dilution increased by $0.02 per share in 2011 compared with 2010 primarily due to an increase in segment profit in each of our business segments, lower tax expense, the gain on disposal of discontinued operations, and lower other postretirement expense, partially offset by higher pension expense (primarily due to an increase in the pension mark-to-market adjustment) and higher repositioning and other charges.

For further discussion of segment results, see “Review of Business Segments”.

BUSINESS OVERVIEW

This Business Overview provides a summary of Honeywell and its four reportable operating segments (Aerospace, Automation and Control Solutions, Performance Materials and Technologies and Transportation Systems), including their respective areas of focus for 2013 and the relevant economic and other factors impacting their results, and a discussion of each segment’s results for the three years ended December 31, 2012. Each of these segments is comprised of various product and service classes that serve multiple end markets. See Note 24 Segment Financial Data of Notes to the Financial Statements for further information on our reportable segments and our definition of segment profit.

Economic and Other Factors

In addition to the factors listed below with respect to each of our operating segments, our consolidated operating results are principally impacted by:

•	Change in global economic growth rates and industry conditions on demand in our key end markets;

•	Overall sales mix, in particular the mix of Aerospace original equipment and aftermarket sales and the mix of Automation and Control Solutions (ACS) products, distribution and services sales;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The impact of the pension discount rate and asset returns on pension expense, including mark-to-market adjustments, and funding requirements; and

•	The impact of fluctuations in foreign currency exchange rates (in particular the Euro), relative to the U.S. dollar.

Areas of Focus for 2013

The 2013 areas of focus will be supported by the enablers including the Honeywell Operating System, our Velocity Product Development process, and Functional Transformation/ Organizational Efficiency. These areas of focus are generally applicable to each of our operating segments, and include:

•	Driving profitable growth through R&D, technological excellence and optimized manufacturing capability to deliver innovative products that customers value;

•

Expanding margins by maintaining and improving the Company’s cost structure through manufacturing and administrative process improvements, restructuring, and other actions, which will drive productivity and enhance the flexibility of the business as it works to proactively respond to changes in end market demand;

•	Proactively managing raw material costs through formula and long-term supply agreements and hedging activities, where feasible and prudent;

•

Driving strong cash flow conversion through effective working capital management which will enable the Company to undertake strategic actions to benefit the business including capital expenditures, strategic acquisitions, and returning cash to shareholders;

•	Increasing our sales penetration and expanding our localized footprint in high growth regions, including China, India, Eastern Europe, the Middle East and Latin America;

•	Aligning and prioritizing investments for long-term growth, while considering short-term demand volatility;

•

Monitoring both suppliers and customers for signs of liquidity constraints, limiting exposure to any resulting inability to meet delivery commitments or pay amounts due, and identifying alternate sources of supply as necessary; and

•	Controlling Corporate and other non-operating costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and tax expense.

Review of Business Segments

	2012	2011	2010
Net Sales
Aerospace
Product	$6,999	$6,494	$5,868
Service	5,041	4,981	4,815

Total	12,040	11,475	10,683
Automation and Control Solutions
Product	13,610	13,328	11,733
Service	2,270	2,207	2,016

Total	15,880	15,535	13,749
Performance Materials and Technologies
Product	5,642	5,064	4,449
Service	542	595	277

Total	6,184	5,659	4,726
Transportation Systems
Product	3,561	3,859	3,192
Service	—	—	—

Total	3,561	3,859	3,192
Corporate
Product	—	—	—
Service	—	1	—

Total	—	1	—

	$37,665	$36,529	$32,350

Segment Profit
Aerospace	$2,279	$2,023	$1,835
Automation and Control Solutions	2,232	2,083	1,770
Performance Materials and Technologies	1,154	1,042	749
Transportation Systems	432	485	353
Corporate	(218)	(276)	(222)

	$5,879	$5,357	$4,485

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Segment Profit	$5,879	$5,357	$4,485
Other income/ (expense)(1)	25	33	69
Interest and other financial charges	(351)	(376)	(386)
Stock compensation expense(2)	(170)	(168)	(163)
Pension ongoing expense(2)	(36)	(105)	(185)
Pension mark-to-market expense(2)	(957)	(1,802)	(471)
Other postretirement income/(expense)(2)	(72)	86	(29)
Repositioning and other charges(2)	(443)	(743)	(598)

Income from continuing operations before taxes	$3,875	$2,282	$2,722

(1)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

	2012	2011	2010	% Change
				2012 Versus 2011	2011 Versus 2010
Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$1,601	$1,439	$1,362	11%	6%
Business and general aviation	967	723	513	34%	41%
Aftermarket
Air transport and regional	2,947	2,828	2,437	4%	16%
Business and general aviation	1,417	1,207	976	17%	24%
Defense and Space	5,108	5,278	5,395	(3)%	(2)%

Total Aerospace Sales	12,040	11,475	10,683
Automation and Control Solutions Sales
Energy Safety & Security	8,123	7,977	6,789	2%	17%
Process Solutions	3,093	3,010	2,678	3%	12%
Building Solutions & Distribution	4,664	4,548	4,282	3%	6%

Total Automation and Control Solutions Sales	15,880	15,535	13,749
Performance Materials and Technologies Sales
UOP	2,253	1,931	1,556	17%	24%
Advanced Materials	3,931	3,728	3,170	5%	18%

Total Performance Materials and Technologies Sales	6,184	5,659	4,726
Transportation Systems Sales
Turbo Technologies	3,561	3,859	3,192	(8)%	21%

Total Transportation Systems Sales	3,561	3,859	3,192
Corporate	—	1	—

Net Sales	$37,665	36,529	32,350

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

Economic and Other Factors

Aerospace operating results are principally impacted by:

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

•	Level and mix of U.S. and foreign government appropriations for defense and space programs and military activity;

•	Changes in customer platform development schedules, requirements and demands for new technologies; and

•	Availability and price variability of raw materials such as nickel, titanium and other metals.

Aerospace

	2012	2011	Change	2010	Change
Net sales	$12,040	$11,475	5%	$10,683	7%
Cost of products and services sold	8,989	8,665		8,099
Selling, general and administrative expenses	619	591		553
Other	153	196		196

Segment profit	$2,279	$2,023	13%	$1,835	10%

Factors Contributing to Year-Over-Year Change	2012 vs. 2011		2011 vs. 2010
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	8%	7%	9%
Acquisitions and divestitures, net	1%	1%	—	—
Other	1%	4%	—	1%

Total % Change	5%	13%	7%	10%

Aerospace sales by major customer end-markets were as follows:

Customer End-Markets	% of Aerospace Sales			% Increase (Decrease) in Sales
	2012	2011	2010	2012 Versus 2011	2011 Versus 2010
Commercial original equipment
Air transport and regional	13%	13%	13%	11%	6%
Business and general aviation	8%	6%	5%	34%	41%

Commercial original equipment	21%	19%	18%	19%	15%
Commercial aftermarket
Air transport and regional	25%	25%	23%	4%	16%
Business and general aviation	12%	11%	9%	17%	24%

Commercial aftermarket	37%	36%	32%	8%	18%
Defense and Space	42%	45%	50%	(3)%	(2)%

Total	100%	100%	100%	5%	7%

2012 compared with 2011

Aerospace sales increased by 5 percent in 2012 compared with 2011 primarily due to an increase in organic growth of 3 percent primarily due to increased commercial sales volume, a 1 percent increase from acquisitions, net of divestitures, and a 1 percent increase in revenue related to an $88 million reduction in payments to business and general aviation OE manufacturers to partially offset their pre-production costs associated with new aircraft platforms (OEM payments).

Details regarding the changes in sales by customer end-markets are as follows:

Commercial original equipment (OE) sales increased by 19 percent (12 percent organic) in 2012 compared to 2011.

•

Air transport and regional OE sales increased by 11 percent (11 percent organic) in 2012 primarily driven by higher sales to our OE customers, consistent with higher production rates, and a favorable platform mix.

•

Business and general aviation OE sales increased by 34 percent (15 percent organic) in 2012 driven by strong demand in the business jet end-market, favorable platform mix, growth from acquisitions and the favorable 12 percent impact of the OEM payments discussed above.

Commercial aftermarket sales increased by 8 percent in 2012 compared to 2011.

•

Air transport and regional aftermarket sales increased by 4 percent for 2012 primarily due to increased sales of spare parts and higher maintenance activity driven by an approximate 2 percent increase in global flying hours in 2012, increased sales of avionics upgrades, and changes in customer buying patterns relating to maintenance activity in the first half of 2012.

•

Business and general aviation aftermarket sales increased by 17 percent in 2012 primarily due to increased sales of spare parts and revenue associated with maintenance service agreements and a higher penetration in retrofit, modifications, and upgrades.

Defense and space sales decreased by 3 percent (negative 4 percent organic) in 2012 primarily due to anticipated program ramp downs, partially offset by higher international aftermarket sales and growth from acquisitions, net of divestitures.

Aerospace segment profit increased by 13 percent in 2012 compared with 2011 primarily due to an increase in operational segment profit of 8 percent, a 4 percent favorable impact from lower OEM payments, discussed above, and a 1 percent increase from acquisitions, net of divestitures. The increase in operational segment profit is due to the favorable impact from higher price and productivity, net of inflation, and commercial demand partially offset by increased research, development and engineering investments. Cost of products and services sold totaled $9.0 billion in 2012, an increase of approximately $324 million from 2011 which is primarily a result of the factors discussed above (excluding price).

2011 compared with 2010

Aerospace sales increased by 7 percent in 2011 compared with 2010 primarily due to an increase in organic growth of 7 percent primarily due to increased commercial sales volume.

Details regarding the increase in sales by customer end-markets are as follows:

Commercial OE sales increased by 15 percent (11 percent organic) in 2011 compared with 2010.

•

Air transport and regional OE sales increased by 6 percent in 2011 primarily driven by higher sales to our OE customers, consistent with higher production rates, platform mix and a higher win rate on selectables (components selected by purchasers of new aircraft).

•

Business and general aviation OE sales increased by 41 percent (24 percent organic) in 2011 due to a rebound from near trough levels in 2010 and strong demand in the business jet end market, favorable platform mix, growth from acquisitions and lower OEM Payments during 2011.

Commercial aftermarket sales increased by 18 percent in 2011 compared to 2010.

•

Air transport and regional aftermarket sales increased by 16 percent in 2011 primarily due to (i) increased maintenance activity and spare parts sales driven by an approximately 6 percent increase in global flying hours, (ii) increased sales of avionics upgrades, and (iii) changes in customer buying patterns relating to spare parts and maintenance activity.

•	Business and general aviation aftermarket sales increased by 24 percent in 2011 primarily due to increased sales of spare parts and revenue associated with maintenance service agreements.

Defense and space sales decreased by 2 percent (negative 3 percent organic) in 2011 primarily due to anticipated program ramp downs, partially offset by higher domestic and international aftermarket sales, increased unmanned aerial vehicle (UAV) shipments and the EMS acquisition (refer to Note 2).

Aerospace segment profit increased by 10 percent in 2011 compared to 2010 primarily due to an increase in operational segment profit of 9 percent and an increase of 1 percent due to lower OEM Payments made during 2011. The increase in operational segment profit is comprised of the positive impact from higher commercial aftermarket demand, price and productivity, net of inflation, partially offset by research, development and engineering investments. Cost of products and services sold totaled $8.7 billion in 2011, an increase of approximately $566 million from 2010 which is primarily a result of the factors discussed above (excluding price).

2013 Areas of Focus

Aerospace’s primary areas of focus for 2013 include:

•	Global pursuit of new commercial, defense and space programs;

•	Driving customer satisfaction through operational excellence (product quality, cycle time reduction, and supplier management);

•	Aligning research and development and customer support costs with customer requirements and demand for new platforms;

•	Expanding sales and operations in international locations;

•	Focusing on cost structure initiatives to maintain profitability in face of economic uncertainty and potential defense and space budget reductions and program specific appropriations;

•	Continuing to design equipment that enhances the safety, performance and durability of aerospace and defense equipment, while reducing weight and operating costs; and

•	Continued deployment and optimization of our common enterprise resource planning (ERP) system.

Automation and Control Solutions (ACS)

Overview

ACS provides innovative products and solutions that make homes, buildings, industrial sites and infrastructure more efficient, safe and comfortable. Our ACS products and services include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; personal protection equipment; access control; video surveillance; remote patient monitoring systems; products for automatic identification and data collection; installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive; and automation and control solutions for industrial plants, including field instruments and advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings as well as equipment that controls, measures and analyzes natural gas production and transportation.

Economic and Other Factors

ACS’s operating results are principally impacted by:

•	Economic conditions and growth rates in developed (North America, Europe and Australia) and high growth regions;

•	Industrial production and global commercial construction (including retrofits and upgrades);

•	Demand for residential security, environmental control retrofits and upgrades and energy efficient products and solutions;

•	Government and public sector spending;

•	The strength of global capital and operating spending on process (including petrochemical and refining) and building automation;

•	Inventory levels in distribution channels; and

•	Changes to energy, fire, security, health care, safety and environmental concerns and regulations.

Automation and Control Solutions

	2012	2011	Change	2010	Change
Net sales	$15,880	$15,535	2%	$13,749	13%
Cost of products and services sold	10,691	10,448		9,312
Selling, general and administrative expenses	2,790	2,819		2,480
Other	167	185		187

Segment profit	$2,232	$2,083	7%	$1,770	18%

Factors Contributing to Year-Over-Year Change	2012 vs. 2011		2011 vs. 2010
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	8%	5%	9%
Foreign exchange	(2)%	(2)%	2%	3%
Acquisitions and divestitures, net	1%	1%	6%	6%

Total % Change	2%	7%	13%	18%

2012 compared with 2011

Automation and Control Solutions (“ACS”) sales increased by 2 percent in 2012 compared with 2011, primarily due to a 3 percent increase in organic revenue driven by increased sales volume and 1 percent growth from acquisitions, net of divestitures, partially offset by the unfavorable impact of foreign exchange.

•

Sales in our Energy, Safety & Security businesses increased by 2 percent (1 percent organic) in 2012 principally due to (i) the positive impact of acquisitions (most significantly EMS Technologies, Inc. and King’s Safetywear Limited), net of divestitures, (ii) higher sales volumes due to contract wins and new product introductions in the scanning and mobility business, (iii) higher sales volumes due to improved U.S. residential market conditions and new product introductions in the security business, partially offset by (i) the unfavorable impact of foreign exchange, (ii) lower sales volume in Europe and (iii) decreases in sales volumes of our personal protective equipment and sensing and control products primarily the result of softness in industrial end markets.

•

Sales in our Process Solutions business increased 3 percent (6 percent organic) in 2012 principally due to increased conversion to sales from backlog, partially offset by the unfavorable impact of foreign exchange. Project orders decreased in the second half of 2012 compared to the corresponding period in 2011 primarily driven by extension of project timing by customers and higher than typical project orders in the fourth quarter of 2011, which we expect will lead to more moderate growth rates in 2013.

•

Sales in our Building Solutions & Distribution businesses increased by 3 percent (4 percent organic) in 2012 principally due to growth in our Building Solutions business reflecting conversion to sales from backlog and increased sales volume in our Americas Distribution business due to improved U.S. residential market conditions, partially offset by the unfavorable impact of foreign exchange and softness in the energy retrofit business. Project orders decreased in the fourth quarter of 2012 principally due to extension of project timing by customers and softness in the energy retrofit business.

ACS segment profit increased by 7 percent in 2012 compared with 2011 due to a 8 percent increase in operational segment profit and a 1 percent increase from acquisitions, net of divestitures partially offset by a 2 percent unfavorable impact of foreign exchange. The increase in operational segment profit is primarily the result of the positive impact from price and productivity, net of inflation. Cost of products and services sold totaled $10.7 billion in 2012, an increase of $243 million which is primarily due to higher sales, inflation and acquisitions, net of divestitures partially offset by the favorable impact of foreign exchange and productivity.

2011 compared with 2010

ACS sales increased by 13 percent in 2011 compared with 2010, primarily due to a 6 percent growth from acquisitions, net of divestitures, 5 percent increase in organic revenue driven by increased sales volume and higher prices and 2 percent favorable impact of foreign exchange through the first nine months partially offset by the negative impact of foreign exchange in the fourth quarter.

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

ACS segment profit increased by 18 percent in 2011 compared with 2010 due to a 9 percent increase in operational segment profit, 6 percent increase from acquisitions, net of divestitures and 3 percent positive impact of foreign exchange. The increase in operational segment profit is comprised of an approximate 5 percent positive impact from price and productivity, net of inflation and investment for growth and a 4 percent positive impact from higher sales volumes. Cost of products and services sold totaled $10.4 billion in 2011, an increase of approximately $1.1 billion which is primarily due to acquisitions, net of divestitures, higher sales volume, foreign exchange and inflation partially offset by positive impact from productivity.

2013 Areas of Focus

ACS’s primary areas of focus for 2013 include:

•	Extending technology leadership through continued investment in new product development and introductions which deliver energy efficiency, lowest total installed cost and integrated solutions;

•	Defending and extending our installed base through customer productivity and globalization;

•	Sustaining strong brand recognition through our brand and channel management;

•	Continuing to identify, execute and integrate acquisitions in or adjacent to the markets which we serve;

•	Continuing to establish and grow presence and capability in high growth regions;

•	Continued deployment and optimization of our common ERP system; and

•	Continued proactive cost actions and successful execution of repositioning actions.

Performance Materials and Technologies (PMT)

Overview

Performance Materials and Technologies develops and manufactures high-purity, high-quality and high-performance chemicals and materials for applications in the refining, petrochemical, automotive, healthcare, agricultural, packaging, refrigeration, appliance, housing, semiconductor, wax and adhesives segments. Performance Materials and Technologies also provides process technology, products, including catalysts and adsorbents, and services for the petroleum refining, gas processing, petrochemical, renewable energy and other industries. Performance Materials and Technologies’ product portfolio includes fluorocarbons, hydrofluoroolefins, caprolactam, resins, ammonium sulfate for fertilizer, phenol, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, catalysts, and adsorbents.

Economic and Other Factors

Performance Materials and Technologies operating results are principally impacted by:

•	Level and timing of capital spending and capacity and utilization rates in refining and petrochemical end markets;

•	Pricing volatility and industry supply conditions for raw materials such as cumene, fluorspar, perchloroethylene, R240, natural gas, sulfur and ethylene;

•	Impact of environmental and energy efficiency regulations;

•	Global supply conditions and demand for non-ozone depleting, low global warming refrigerants and blowing agents;

•	Global supply conditions and demand for caprolactam, nylon resin and ammonium sulfate;

•	Condition of the U.S. residential housing and non-residential industries and automotive demand;

•	Extent of change in order rates from global semiconductor customers; and

•	Demand for new products including renewable energy and biofuels, low global warming products for insulation and refrigeration, additives, and enhanced nylon resin.

Performance Materials and Technologies

	2012	2011	Change	2010	Change
Net sales	$6,184	$5,659	9%	$4,726	20%
Cost of products and services sold	4,543	4,151		3,554
Selling, general and administrative expenses	439	420		345
Other	48	46		78

Segment profit	$1,154	$1,042	11%	$749	39%

Factors Contributing to Year-Over-Year Change	2012 vs. 2011		2011 vs. 2010
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	9%	16%	38%
Foreign exchange	(1)%	(1)%	1%	1%
Acquisitions and divestitures, net	6%	3%	3%	—

Total % Change	9%	11%	20%	39%

2012 compared with 2011

PMT sales increased by 9 percent in 2012 compared with 2011 due to a 6 percent growth from acquisitions and 4 percent increase in organic growth, partially offset by 1 percent unfavorable impact of foreign exchange.

•

UOP sales increased by 17 percent (12 percent organic) in 2012 compared to 2011 primarily driven by (i) increased equipment and licensing revenues and higher volume of petrochemical and refining catalysts in the first nine months, reflecting continued strength in the refining and petrochemical industries, and (ii) the favorable impact from acquisitions, partially offset by lower service revenue related to scheduled project completions.

•

Advanced Materials sales increased by 5 percent (flat organic) in 2012 compared to 2011 primarily driven by an increase in Resins and Chemicals sales, primarily due to the phenol plant acquisition; offset by lower sales in Fluorine Products primarily due to unfavorable pricing reflecting more challenging global end market conditions and the unfavorable impact of foreign exchange. We expect challenging global end market conditions to continue in the first quarter of 2013.

PMT segment profit increased by 11 percent in 2012 compared with 2011 due to a 9 percent increase in operational segment profit (net of a 10 percent decrease in the fourth quarter due to the factors described below) and a 3 percent increase from acquisitions partially offset by an unfavorable impact of 1 percent in foreign exchange. The increase in operational segment profit is primarily due to higher licensing, catalyst and equipment revenues in UOP and productivity (net of continued investment in growth initiatives) partially offset by unfavorable pricing in Fluorine Products and Resins and Chemicals reflecting more challenging global end market conditions. Cost of products and services sold totaled $4.5 billion in 2012, an increase of $392 million which is primarily due to acquisitions, higher volume and continued investment in growth initiatives partially offset by productivity and the favorable impact of foreign exchange.

In July 2012, the Company announced that it is evaluating a series of upgrades to its Metropolis Works nuclear conversion facility, a Fluorine Products facility, following a U.S. Nuclear Regulatory Commission (NRC) inspection that focused on preparedness for extreme natural disasters such as strong earthquakes and tornados. The NRC inspection was part of a comprehensive assessment of all U.S. nuclear-related facilities following the Fukushima, Japan earthquake in 2011. Production at the Metropolis facility was suspended following the NRC inspection and will not resume until certain seismic-related upgrades have been implemented by the Company and reviewed by the NRC. The scope of these upgrades has been defined in a Confirmatory Order issued by the NRC to Honeywell on October 16, 2012. The Company believes that completion of the upgrades to the facility could be completed by the third quarter of 2013. The continued suspension of operations and the cost of the plant upgrades are not expected to have a material negative impact on Performance Materials and Technologies’ 2013 results of operations.

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

•

Advanced Materials sales increased by 18 percent (12 percent organically) in 2011 compared to 2010 primarily driven by (i) a 33 percent (18 percent organically) increase in Resins and Chemicals sales primarily due to higher prices driven by strong Asia demand, agricultural demand, formula pricing arrangements and increased sales resulting from the acquisition of a phenol plant, partially offset by decreased volumes primarily due to disruptions in phenol supply and weather related events, (ii) a 10 percent increase in our Fluorine Products business due to higher pricing reflecting robust global demand and tight industry supply conditions primarily in the first half of the year, which moderated in the second half of the year due to seasonally weaker demand and increased available capacity in the marketplace, and (iii) a 12 percent increase in Specialty Products sales primarily due to higher sales volume in our armor, additives, and healthcare packaging products, and commercial excellence initiatives. We expect Advanced Materials sales growth to continue to moderate during the first half of 2012 due to slowing global demand and lower prices resulting from increased availability of refrigerants supply.

PMT segment profit increased by 39 percent in 2011 compared with 2010 due to a 38 percent increase in operational segment profit and a 1 percent favorable impact of foreign exchange. The increase in operational segment profit is primarily due to the favorable price to raw materials spread in Resins and Chemicals and Fluorine Products and higher service, product and licensing revenues in UOP, partially offset by continued investment in growth and plant optimization initiatives. Cost of products and services sold totaled $4.2 billion in 2011, an increase of approximately $597 million which is primarily due to volume, material inflation, the phenol plant acquisition and continued investment in growth initiatives.

2013 Areas of Focus

Performance Materials and Technologies primary areas of focus for 2013 include:

•	Continuing to develop new processes, products and technologies that address energy efficiency, the environment and security, as well as position the portfolio for higher value;

•	Commercializing new products and technologies in the petrochemical, gas processing and refining industries and renewable energy sector;

•	Investing to increase plant capacity and reliability to service backlog and improve productivity and quality through operational excellence;

•	Driving sales and marketing excellence and expanding local presence in high growth regions;

•	Managing exposure to raw material price and supply fluctuations through evaluation of alternative sources of supply and contractual arrangements; and

•

Managing the successful integration of acquisitions related to our gas processing and hydrogen business unit including capacity and geographic expansion to address rapidly growing commercial opportunities and existing backlog.

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

Economic and Other Factors

Transportation Systems operating results are principally impacted by:

•	Financial strength and stability of automotive OE manufacturers;

•	Global demand, particularly in Western Europe, for automobile and truck production;

•	Turbo penetration rates for new engine platforms;

•	Global consumer preferences, particularly in Western Europe, for boosted diesel passenger cars;

•	Degree of volatility in raw material prices, including nickel and steel;

•	New automobile production rates and the impact of inventory levels of automotive OE manufacturers on demand for our products;

•	Regulations mandating lower emissions and improved fuel economy;

•	Consumers’ ability to obtain financing for new vehicle purchases; and

•	Impact of factors such as consumer confidence on automotive aftermarket demand.

Transportation systems

	2012	2011	Change	2010	Change
Net sales	$3,561	$3,859	(8)%	$3,192	21%
Cost of products and services sold	2,939	3,174		2,641
Selling, general and administrative expenses	159	161		149
Other	31	39		49

Segment profit	$432	$485	(11)%	$353	37%

Factors Contributing to Year-Over-Year Change	2012 vs. 2011		2011 vs. 2010
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(3)%	(4)%	16%	32%
Foreign exchange	(5)%	(7)%	5%	5%

Total % Change	(8)%	(11)%	21%	37%

2012 compared with 2011

Transportation Systems sales decreased by 8 percent in 2012 compared with the 2011 primarily due to an unfavorable impact from foreign exchange of 5 percent and a decrease in organic sales of 3 percent. Lower sales were primarily driven by decreased light vehicle production in Europe and lower aftermarket sales partially offset by new platform launches, including higher turbo gas penetration in North America.

Transportation Systems segment profit decreased by 11 percent in 2012 compared with 2011 due to a 7 percent unfavorable impact from foreign exchange and a 4 percent decrease in operational segment profit. The decrease in operational segment profit is primarily due to decreased volume and unfavorable pricing, substantially offset by productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business), net of inflation. Cost of products and services sold totaled $2.9 billion in 2012, a decrease of $235 million which is primarily a result of foreign exchange, decreased volume and increased productivity.

2011 compared with 2010

Transportation Systems sales increased by 21 percent in 2011 compared with the 2010, primarily due to a 16 percent increase in organic revenue driven by increased sales volume and a favorable impact from foreign exchange of 5 percent.

The sales increase in 2011 as compared with 2010 was primarily driven by (i) increased turbocharger sales to both light vehicle and commercial vehicle engine manufacturers primarily due to new platform launches and strong diesel penetration rates in Western Europe and (ii) the favorable impact of foreign exchange.

Transportation Systems segment profit increased by 37 percent in 2011 compared with 2010 due to a 32 percent increase in operational segment profit and a 5 percent favorable impact from foreign exchange. The increase in operational segment profit is comprised of an approximate 25 percent positive impact from productivity, net of inflation and price, and 7 percent positive impact from higher sales volumes. Cost of products and services sold totaled $3.2 billion in 2011, an increase of $533 million which is primarily a result of higher sales volume, foreign exchange and inflation, partially offset by positive impact from productivity.

2013 Areas of Focus

Transportation Systems primary areas of focus in 2013 include:

•	Sustaining superior turbocharger technology through successful platform launches;

•	Maintaining the high quality of current products while executing new product introductions;

•	Increasing global penetration and share of diesel and gasoline turbocharger OEM demand;

•	Reducing manufacturing costs through increasing plant productivity and an improving global manufacturing footprint;

•	Aligning cost structure with current economic outlook, and successful execution of repositioning actions; and

•	Aligning development efforts and costs with new turbo platform launch schedules.

Repositioning and Other Charges

See Note 3 Repositioning and Other Charges of Notes to the Financial Statements for a discussion of repositioning and other charges incurred in 2012, 2011, and 2010. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2013 compared with 2012 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute our repositioning actions were $136, $159, and $147 million in 2012, 2011, and 2010, respectively. Such expenditures for severance and other exit costs have been funded principally through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions are expected to be approximately $175 million in 2013 and will be funded through operating cash flows.

The following tables provide details of the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2012	2011	2010
Aerospace
Net repositioning charge	$(5)	$29	$32

	Years Ended December 31,
	2012	2011	2010
Automation and Control Solutions
Net repositioning charge	$18	$191	$79

	Years Ended December 31,
	2012	2011	2010
Performance Materials and Technologies
Net repositioning charge	$12	$41	$18

	Years Ended December 31,
	2012	2011	2010
Transportation Systems
Net repositioning charge	$28	$82	$20
Asbestos related litigation charges, net of insurance	169	146	158

	$197	$228	$178

	Years Ended December 31,
	2012	2011	2010
Corporate
Net repositioning charge	$—	$11	$—
Asbestos related litigation charges, net of insurance	(13)	3	17
Probable and reasonably estimable environmental liabilities	234	240	212
Other	—	—	62

	$221	$254	$291

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended 2012, 2011 and 2010, are summarized as follows:

	2012	2011	2010
Cash provided by (used for):
Operating activities	$3,517	$2,833	$4,203
Investing activities	(1,428)	(611)	(2,269)
Financing activities	(1,206)	(1,114)	(2,047)
Effect of exchange rate changes on cash	53	(60)	(38)

Net increase/(decrease) in cash and cash equivalents	$936	$1,048	$(151)

2012 compared with 2011

Cash provided by operating activities increased by $684 million during 2012 compared with 2011 primarily due to reduced cash contributions to our pension plans of $706 million and a $344 million increase of net income before the non-cash pension mark-to-market adjustment, partially offset by higher cash tax payments of approximately $340 million.

Cash used for investing activities increased by $817 million during 2012 compared with 2011 primarily due to (i) a decrease in proceeds from sales of businesses of $1,135 million (most significantly the divestiture of the Consumer Products Group business and the automotive on-board sensor products business within our Automation and Control Solutions segment in 2011), (ii) a net $117 million increase in investments (primarily short-term marketable securities), and (iii) an increase in expenditures for property, plant and equipment of $86 million, partially offset by a decrease in cash paid for acquisitions of $535 million.

Cash used for financing activities increased by $92 million during 2012 compared to 2011 primarily due to a decrease in the net proceeds from debt issuances of $825 million and an increase in dividends paid of $120 million, partially offset by a decrease of $806 million in net repurchases of common stock and a decrease of $33 million in the payment of debt assumed with acquisitions.

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

Cash used for financing activities decreased by $933 million during 2011 compared with 2010 primarily due to an increase in the net proceeds from debt of $1,734 million and a decrease of $293 million in the payment of debt assumed with acquisitions, partially offset by an increase of $1,085 million of repurchases of common stock.

Liquidity

Each of our businesses is focused on implementing strategies to increase operating cash flows through revenue growth, margin expansion and improved working capital turnover. Considering the current economic environment in which each of the businesses operate and their business plans and strategies, including the focus on growth, cost reduction and productivity initiatives, the Company believes that cash balances and operating cash flows are the principal source of liquidity. In addition to the available cash and operating cash flows, additional sources of liquidity include committed credit lines, short term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets, as well as the ability to sell trade accounts receivables. At December 31, 2012, a substantial portion of the Company’s cash and cash equivalents were held by foreign subsidiaries. If the amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing potential acquisitions. There was $400 million of commercial paper outstanding at December 31, 2012.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2012, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 respectively, and short-term debt of A-1, F1 and P1 respectively. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable”. To date, the Company has not experienced any limitations in our ability to access these sources of liquidity.

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

As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of December 31, 2012 and 2011, none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as Short-term borrowings.

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

Global economic conditions or a tightening of credit markets could adversely affect our customers’ or suppliers’ ability to obtain financing, particularly in our long-cycle businesses and airline, automotive and refining/petrochemical end markets. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the unavailability of financing could adversely affect our cash flow or results of operations. To date we have not experienced material impacts from customer or supplier bankruptcy or liquidity issues. We continue to monitor and take measures to limit our exposure.

In February 2011, the Board of Directors authorized the repurchase of up to a total of $3 billion of Honeywell common stock. During 2012, the Company repurchased $317 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans (see Part II, Item 5 for share repurchases in the fourth quarter of 2012).

On October 22, 2012, the Company acquired a 70 percent controlling interest in Thomas Russell Co., a privately-held leading provider of technology and equipment for natural gas processing and treating, for approximately $525 million ($368 million, net of cash). Thomas Russell Co.’s results of operations have been consolidated into the Performance Materials and Technologies segment, with the noncontrolling interest portion reflected in net income attributable to the noncontrolling interest in the Consolidated Statement of Operations. During the calendar year 2016, Honeywell has the right to acquire and the noncontrolling shareholder has the right to sell to Honeywell the remaining 30 percent interest at a price based on a multiple of Thomas Russell Co.’s average annual operating income from 2013 to 2015, subject to a predetermined cap and floor. Additionally, Honeywell has the right to acquire the remaining 30 percent interest for a fixed price equivalent to the cap at any time on or before December 31, 2015. See Note 21 Redeemable Noncontrolling Interest.

In December 2012, the Company entered into a definitive agreement to acquire Intermec, Inc. (Intermec) a leading provider of mobile computing, radio frequency identification solutions (RFID) and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments for $10 per share in cash, or an aggregate purchase price of approximately $600 million, net of cash acquired. Intermec is a U.S. public company which operates globally and had reported 2011 revenues of approximately $850 million. The transaction is expected to close by the end of the second quarter of 2013, pending Intermec shareholder approval and following customary regulatory reviews. The acquisition is expected to be funded with available cash and the issuance of commercial paper. Intermec will be integrated into our Automation and Control Solutions segment.

During 2012, the Company made cash contributions of $1,039 million principally to improve the funded status of our pension plans.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, dividends, strategic acquisitions, share repurchases, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions and debt repayments.

Specifically, we expect our primary cash requirements in 2013 to be as follows:

•

Capital expenditures—we expect to spend approximately $1.2 billion for capital expenditures in 2013 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

•

Share repurchases—under the Company’s previously reported $3 billion share repurchase program, $1.6 billion remained available as of December 31, 2012 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

•	Dividends—we expect to pay approximately $1.3 billion in dividends on our common stock in 2013, reflecting the 10 percent increase in the dividend rate effective with the fourth quarter 2012 dividend.

•

Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $480 and $44 million, respectively, in 2013. We believe it is possible that the effective date of the NARCO Plan of Reorganization will occur in 2013 so we have included estimated funding for the NARCO Trust in 2013. See Asbestos Matters in Note 22 to the financial statements for further discussion of possible funding obligations in 2013 related to the NARCO Trust.

•

Pension contributions—in 2013, we are not required to make contributions to our U.S. pension plans. We plan to make cash contributions of approximately $150 million ($113 million was made in January 2013) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute the previously announced repositioning actions will approximate $175 million in 2013.

•

Environmental remediation costs—we expect to spend approximately $300 million in 2013 for remedial response and voluntary clean-up costs. See Environmental Matters in Note 22 to the financial statements for additional information.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2012 and 2011, we realized $21 and $1,156 million, respectively, in cash proceeds from sales of non-strategic businesses.

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

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2012:

	Total(6)	Payments by Period			Thereafter
		2013	2014- 2015	2016- 2017
Long-term debt, including capitalized leases(1)	$7,020	$625	$711	$863	$4,821
Interest payments on long-term debt, including capitalized leases	2,798	240	400	357	1,801
Minimum operating lease payments	1,288	305	442	229	312
Purchase obligations(2)	1,783	939	474	223	147
Estimated environmental liability payments(3)	654	304	200	100	50
Asbestos related liability payments(4)	1,772	480	769	438	85
Asbestos insurance recoveries(5)	(707)	(44)	(147)	(141)	(375)

	$14,608	$2,849	$2,849	$2,069	$6,841

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)

The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2012. See Environmental Matters in Note 22 Commitments and Contingencies of Notes to the Financial Statements for additional information.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2012. We believe that it is possible that the effective date of the NARCO Plan of Reorganization will occur in 2013 so we have included estimated funding for the NARCO Trust starting in 2013. We have accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO trust through 2018. In light of the uncertainties inherent in making long-term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims since January 2002, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Projecting the timing of NARCO payments is dependent on, among other things, the effective date of the Trust which could cause the timing of payments to be earlier or later than that projected. Projecting future events is subject to many uncertainties that could cause asbestos liabilities to be higher or lower than those projected and recorded. See Asbestos Matters in Note 22 Commitments and Contingencies of Notes to the Financial Statements for additional information.

(5)

These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2012. The timing of insurance recoveries are impacted by the terms of insurance settlement agreements, as well as the documentation, review and collection process required to collect on insurance claims. Where probable insurance recoveries are not subject to definitive settlement agreements with specified payment dates, but instead are covered by insurance policies, we have assumed collection will occur beyond 2017. Projecting the timing of insurance recoveries is subject to many uncertainties that could cause the amounts collected to be higher or lower than those projected and recorded or could cause the timing of collections to be earlier or later than that projected. We reevaluate our projections concerning insurance recoveries in light of any changes or developments that would impact recoveries or the timing thereof. See Asbestos Matters in Note 22 Commitments and Contingencies of Notes to the Financial Statements for additional information.

(6)	The table excludes tax effects as well as $722 million of uncertain tax positions. See Note 6 Income Taxes of Notes to the Financial Statements for additional information.

The table also excludes our pension and other postretirement benefits (OPEB) obligations. In 2013, we are not required to make contributions to our U.S. pension plans, however, we plan to make cash contributions of approximately $150 million ($113 million was made in January 2013) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2013, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. We expect our OPEB payments to approximate $149 million in 2013 net of the benefit of approximately $11 million from the Medicare prescription subsidy. See Note 23 to the financial statements for further discussion of our pension and OPEB plans.

The noncontrolling interest shareholder of Thomas Russell Co., one of our subsidiaries, has put rights that may be exercised causing us to purchase their equity interests beginning January 1, 2016 through December 31, 2016. The same interest is subject to certain call rights by the Company. As the amount paid is based on operating income performance from 2013 to 2015, the actual settlement amount may be different and has therefore been excluded from this table.

Off-Balance Sheet Arrangements

Following is a summary of our off-balance sheet arrangements:

Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2012:

Maximum Potential Future Payments
Operating lease residual values	$51
Other third parties’ financing	5
Unconsolidated affiliates’ financing	12
Customer financing	9

$77

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

Remedial response and voluntary cleanup costs charged against pretax earnings were $234, $240 and $225 million in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the recorded liabilities for environmental matters was $654 and $723 million, respectively. In addition, in 2012 and 2011 we incurred operating costs for ongoing businesses of approximately $84 and $102 million, respectively, relating to compliance with environmental regulations.

Remedial response and voluntary cleanup payments were $320, $270 and $266 million in 2012, 2011 and 2010, respectively, and are currently estimated to be approximately $300 million in 2013. We expect to fund such expenditures from operating cash flow.

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

See Note 22 Commitments and Contingencies of Notes to the Financial Statements for a discussion of our commitments and contingencies, including those related to environmental matters and toxic tort litigation.

Financial Instruments

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use derivative financial instruments for trading or other speculative purposes and do not use leveraged derivative financial instruments. A summary of our accounting policies for derivative financial instruments is included in Note 1 Summary of Significant Accounting Policies of Notes to the Financial Statements. We also hold investments in marketable equity securities, which exposes us to market volatility, as discussed in Note 16 Financial Instruments and Fair Value Measures of Notes to the Financial Statements.

We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk from changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and anticipated transactions arising from international trade. Our objective is to preserve the economic value of non-functional currency cash flows. We attempt to hedge transaction exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency forward and option agreements with third parties. Our principal currency exposures relate to the U.S. dollar, Euro, British pound, Canadian dollar, Chinese renminbi, Mexican peso, Indian rupee, Korean won, Czech koruna, Hong Kong dollar, Singapore dollar, Romanian leu, Swiss franc, Swedish krona, and Thai baht.

Our exposure to market risk from changes in interest rates relates primarily to our net debt and pension obligations. As described in Note 14 Long-term Debt and Credit Agreements and Note 16 Financial Instruments and Fair Value Measures of Notes to the Financial Statements, we issue both fixed and variable rate debt and use interest rate swaps to manage our exposure to interest rate movements and reduce overall borrowing costs.

Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest and foreign currency exchange rates and commodity prices. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and expected future cash flows of our derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent weakening of the U.S. dollar versus local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2012 and 2011.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value
December 31, 2012
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$7,020	$(7,020)	$(8,152)	$(555)
Interest rate swap agreements	1,400	146	146	(67)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	8,506	20	20	361
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	17	—	—	(3)
December 31, 2011
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$6,896	$(6,896)	$(7,896)	$(578)
Interest rate swap agreements	1,400	134	134	(74)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(2)	7,108	(26)	(26)	274
Commodity Price Sensitive Instruments
Forward commodity contracts(3)	59	(9)	(9)	(10)

(1)	Asset or (liability).

(2)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

(3)	Changes in the fair value of forward commodity contracts are offset by changes in the cash flows of underlying hedged commodity transactions.

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

We have discussed the selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors and our Independent Registered Public Accountants. New accounting standards effective in 2012 which had a material impact on our consolidated financial statements are described in the Recent Accounting Pronouncements section in Note 1 Summary of Significant Accounting Policies of Notes to the Financial Statements.

Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. For a discussion of our contingencies related to environmental, asbestos and other matters, including management’s judgment applied in the recognition and measurement of specific liabilities, see Notes 1 Summary of Significant Accounting Policies and 22 Commitments and Contingencies of Notes to the Financial Statements.

Asbestos Related Contingencies and Insurance Recoveries—We are a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO trust through 2018 as described in Note 22 Commitments and Contingencies of Notes to the Financial Statements. In light of the inherent uncertainties in making long term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims since January 2002, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix for the next five years based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. We will continue to update the resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 22 Commitments and Contingencies of Notes to the Financial Statements. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical experience with our insurers, our knowledge of any pertinent solvency issues surrounding insurers, various judicial determinations relevant to our insurance programs and our consideration of the impacts of any settlements with our insurers. Our insurance is with both the domestic insurance market and the London excess market. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries. See Note 22 Commitments and Contingencies of Notes to the Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of insurance recoveries for asbestos related liabilities.

Defined Benefit Pension Plans—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees.

We recognize net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the differences between expected and actual returns on plan assets. This accounting method also results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $957, $1,802 and $471 million in 2012, 2011 and 2010, respectively. The remaining components of pension income/expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis (Pension Ongoing Income/Expense).

For financial reporting purposes, net periodic pension income/expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations on future market conditions and asset mix considerations (see Note 23 Pension and Other Postretirement Benefits of Notes to the Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. Information on all our major actuarial assumptions is included in Note 23 Pension and Other Postretirement Benefits of Notes to the Financial Statements.

The key assumptions used in developing our 2012, 2011 and 2010 net periodic pension expense for our U.S. plans included the following:

	2012	2011	2010
Discount rate	4.89%	5.25%	5.75%
Assets:
Expected rate of return	8%	8%	9%
Actual rate of return	13%	—	19%
Actual 10 year average annual compounded rate of return	8%	6%	6%

The discount rate can be volatile from year to year because it is determined based upon prevailing interest rates as of the measurement date. We will use a 4.06 percent discount rate in 2013, reflecting the decrease in the market interest rate environment since December 31, 2011. We will use an expected rate of return on plan assets of 7.75 percent for 2013 down from 8 percent in 2012 due to lower future expected market returns.

In addition to the potential for MTM Adjustments, changes in our expected rate of return on plan assets and discount rate resulting from economic events also affects future pension ongoing expense. The following table highlights the sensitivity of our U.S. pension obligations and ongoing expense to changes in these assumptions, assuming all other assumptions remain constant. These estimates exclude any potential MTM Adjustment:

Change in Assumption	Impact on 2013 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $9 million	Increase $565 million
0.25 percentage point increase in discount rate	Increase $7 million	Decrease $545 million
0.25 percentage point decrease in expected rate of return on assets	Increase $35 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $35 million	—

Pension ongoing income for all of our pension plans is expected to range from $50 to $75 million in 2013 compared with ongoing pension expense of $36 million in 2012. The increase in pension ongoing income in 2013 compared with 2012 results primarily from an increase in the plans’ assets at December 31, 2012 compared with December 31, 2011 due to contributions and strong asset returns in 2012. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2013 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2013, and if one is required what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

In 2012, 2011 and 2010, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans. However, we made voluntary contributions of $792, $1,650 and $1,000 million to our U.S. pension plans in 2012, 2011 and 2010, respectively, primarily to improve the funded status of our plans which has been adversely impacted by relatively low discount rates and asset losses in 2011 and 2008 resulting from the poor performance of the equity markets. In 2013, we are not required to make contributions to our U.S. pension plans, however, we plan to make cash contributions of approximately $150 million ($113 million was made in January 2013) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

Long-Lived Assets (including Tangible and Definite-Lived Intangible Assets)—To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and definite-lived intangible assets. At December 31, 2012, the net carrying amount of these long-lived assets totaled approximately $6.7 billion. The determination of useful lives (for depreciation/amortization purposes) and whether or not these assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We periodically evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors we consider in deciding when to perform an impairment review are as follows:

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

Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We endeavor to utilize the best information available to measure fair value, which is usually either market prices (if available), level 1 or level 2 in the fair value hierarchy or an estimate of the future discounted cash flow, level 3 of the fair value hierarchy. The key estimates in our discounted cash flow analysis include expected industry growth rates, our assumptions as to volume, selling prices and costs, and the discount rate selected. As described in more detail in Note 16 to the financial statements, we have recorded impairment charges related to long-lived assets of $22 million and $127 million in 2012 and 2011, respectively, principally related to manufacturing plant and equipment in facilities scheduled to close or be downsized.

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. Our goodwill and indefinite-lived intangible asset balances of $12.4 billion and $725 million, respectively, as of December 31, 2012, are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

We completed our annual impairment test as of March 31, 2012 and determined that there was no impairment to our goodwill and indefinite-lived intangible assets as of that date. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair values.

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

As of December 31, 2012, we recorded a net deferred tax asset of $2,473 million, less a valuation allowance of $598 million. Net deferred tax assets are primarily comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Our net deferred tax asset of $2,473 million consists of $1,422 million related to U.S. operations and $1,051 million related to non-U.S. operations. The U.S. net deferred tax asset of $1,422 million consists of net deductible temporary differences, tax credit carryforwards, state tax net operating losses which we believe will more likely than not be realized through the generation of future taxable income in the U.S. and tax planning strategies. The non-U.S. net deferred tax asset of $1,051 million consists principally of net operating loss, capital loss and tax credit carryforwards, mainly in Canada, France, Germany, Luxembourg, Netherlands and the United Kingdom. We maintain a valuation allowance of $598 million against these deferred tax assets reflecting our historical experience and lower expectations of taxable income over the applicable carryforward periods. As more fully described in Note 6 to the financial statements, our valuation allowance increased by $7 million in 2012, decreased by $45 million in 2011 and increased by $58 million in 2010, respectively. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income in the period that such determination is made.

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

Sales Recognition on Long-Term Contracts—In 2012, we recognized approximately 16 percent of our total net sales using the percentage-of-completion method for long-term contracts in our Automation and Control Solutions, Aerospace and Performance Materials and Technologies segments. These long- term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

OTHER MATTERS

Litigation

See Note 22 to the financial statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 1 to the financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instruments”.

ITEM 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions, except per share amounts)
Product sales	$29,812	$28,745	$25,242
Service sales	7,853	7,784	7,108

Net sales	37,665	36,529	32,350

Costs, expenses and other
Cost of products sold	22,929	23,220	19,903
Cost of services sold	5,362	5,336	4,818

	28,291	28,556	24,721
Selling, general and administrative expenses	5,218	5,399	4,618
Other (income) expense	(70)	(84)	(97)
Interest and other financial charges	351	376	386

	33,790	34,247	29,628

Income from continuing operations before taxes	3,875	2,282	2,722
Tax expense	944	417	765

Income from continuing operations after taxes	2,931	1,865	1,957
Income from discontinued operations after taxes	—	209	78

Net income	2,931	2,074	2,035
Less: Net income attributable to the noncontrolling interest	5	7	13

Net income attributable to Honeywell	$2,926	$2,067	$2,022

Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	2,926	1,858	1,944
Income from discontinued operations	—	209	78

Net income attributable to Honeywell	$2,926	$2,067	$2,022

Earnings per share of common stock—basic:
Income from continuing operations	3.74	2.38	2.51
Income from discontinued operations	—	0.27	0.10

Net income	$3.74	$2.65	$2.61

Earnings per share of common stock—assuming dilution:
Income from continuing operations	3.69	2.35	2.49
Income from discontinued operations	—	0.26	0.10

Net income	$3.69	$2.61	$2.59

Cash dividends per share of common stock	$1.53	$1.37	$1.21

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net income	$2,931	$2,074	$2,035

Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	282	(146)	(249)

Actuarial gains (losses)	(839)	(1,317)	(291)
Prior service credit (cost)	9	10	36
Prior service cost (credit) recognized during year	6	(1)	(7)
Actuarial losses recognized during year	649	1,171	345
Settlements and curtailments	(2)	(107)	(26)
Foreign exchange translation and other	(21)	35	(13)

Pensions and other postretirement benefit adjustments	(198)	(209)	44
Unrealized gains (losses) for the period	(6)	12	90

Changes in fair value of available for sale investments	(6)	12	90
Effective portion of cash flow hedges recognized in other comprehensive income	14	(48)	(4)
Less: reclassification adjustment for losses included in net income	(13)	(14)	—

Changes in fair value of effective cash flow hedges	27	(34)	(4)
Other comprehensive income (loss)	105	(377)	(119)
Comprehensive income (loss)	3,036	1,697	1,916
Less: Comprehensive income attributable to noncontrolling interest	5	3	15

Comprehensive income (loss) attributable to Honeywell	$3,031	$1,694	$1,901

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,634	$3,698
Accounts, notes and other receivables	7,429	7,228
Inventories	4,235	4,264
Deferred income taxes	669	460
Investments and other current assets	631	484

Total current assets	17,598	16,134
Investments and long-term receivables	623	494
Property, plant and equipment—net	5,001	4,804
Goodwill	12,425	11,858
Other intangible assets—net	2,449	2,477
Insurance recoveries for asbestos related liabilities	663	709
Deferred income taxes	1,889	2,132
Other assets	1,205	1,200

Total assets	$41,853	$39,808

LIABILITIES
Current liabilities:
Accounts payable	$4,736	$4,738
Short-term borrowings	76	60
Commercial paper	400	599
Current maturities of long-term debt	625	15
Accrued liabilities	7,208	6,863

Total current liabilities	13,045	12,275
Long-term debt	6,395	6,881
Deferred income taxes	628	676
Postretirement benefit obligations other than pensions	1,365	1,417
Asbestos related liabilities	1,292	1,499
Other liabilities	5,913	6,158
Redeemable noncontrolling interest	150	—
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	4,358	4,157
Common stock held in treasury, at cost	(8,801)	(8,948)
Accumulated other comprehensive income (loss)	(1,339)	(1,444)
Retained earnings	17,799	16,083

Total Honeywell shareowners’ equity	12,975	10,806
Noncontrolling interest	90	96

Total shareowners’ equity	13,065	10,902

Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$41,853	$39,808

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$2,926	$2,067	$2,022
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	926	957	987
Gain on sale of non-strategic businesses and assets	(5)	(362)	—
Repositioning and other charges	443	743	600
Net payments for repositioning and other charges	(503)	(468)	(439)
Pension and other postretirement expense	1,065	1,823	689
Pension and other postretirement benefit payments	(1,183)	(1,883)	(838)
Stock compensation expense	170	168	164
Deferred income taxes	84	(331)	878
Excess tax benefits from share based payment arrangements	(56)	(42)	(13)
Other	108	289	27
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(119)	(316)	(688)
Inventories	25	(310)	(300)
Other current assets	(78)	25	(26)
Accounts payable	(13)	527	592
Accrued liabilities	(273)	(54)	548

Net cash provided by operating activities	3,517	2,833	4,203

Cash flows from investing activities:
Expenditures for property, plant and equipment	(884)	(798)	(651)
Proceeds from disposals of property, plant and equipment	5	6	14
Increase in investments	(702)	(380)	(453)
Decrease in investments	559	354	112
Cash paid for acquisitions, net of cash acquired	(438)	(973)	(1,303)
Proceeds from sales of businesses, net of fees paid	21	1,156	7
Other	11	24	5

Net cash used for investing activities	(1,428)	(611)	(2,269)

Cash flows from financing activities:
Net (decrease)/increase in commercial paper	(199)	300	1
Net increase/(decrease) in short-term borrowings	22	(2)	20
Payment of debt assumed with acquisitions	—	(33)	(326)
Proceeds from issuance of common stock	342	304	195
Proceeds from issuance of long-term debt	102	1,390	—
Payments of long-term debt	(1)	(939)	(1,006)
Excess tax benefits from share based payment arrangements	56	42	13
Repurchases of common stock	(317)	(1,085)	—
Cash dividends paid	(1,211)	(1,091)	(944)

Net cash used for financing activities	(1,206)	(1,114)	(2,047)

Effect of foreign exchange rate changes on cash and cash equivalents	53	(60)	(38)

Net increase/(decrease) in cash and cash equivalents	936	1,048	(151)
Cash and cash equivalents at beginning of period	3,698	2,650	2,801

Cash and cash equivalents at end of period	$4,634	$3,698	$2,650

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2012		2011		2010
	Shares	$	Shares	$	Shares	$

	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		4,157		3,977		3,823
Issued for employee savings and option plans		22		14		(35)
Contributed to pension plans		—		—		32
Stock-based compensation expense		170		168		157
Other owner changes		9		(2)		—

Ending balance		4,358		4,157		3,977

Treasury stock
Beginning balance	(182.9)	(8,948)	(174.6)	(8,299)	(193.4)	(8,995)
Reacquired stock or repurchases of common stock	(5.0)	(317)	(20.3)	(1,085)	—	—
Issued for employee savings and option plans	13.1	464	12.0	436	8.9	328
Contributed to pension plans	—	—	—	—	9.9	368

Ending balance	(174.8)	(8,801)	(182.9)	(8,948)	(174.6)	(8,299)

Retained earnings
Beginning balance		16,083		15,097		14,023
Net income attributable to Honeywell		2,926		2,067		2,022
Dividends on common stock		(1,210)		(1,081)		(948)

Ending balance		17,799		16,083		15,097

Accumulated other comprehensive income (loss)
Beginning balance		(1,444)		(1,067)		(948)
Foreign exchange translation adjustment		282		(146)		(249)
Pensions and other postretirement benefit adjustments		(198)		(209)		44
Changes in fair value of available for sale investments		(6)		12		90
Changes in fair value of effective cash flow hedges		27		(34)		(4)

Ending balance		(1,339)		(1,444)		(1,067)

Noncontrolling interest
Beginning balance		96		121		110
Acquisitions		6		—		2
Interest sold (bought)		7		(5)		4
Net income attributable to noncontrolling interest		2		7		13
Foreign exchange translation adjustment		—		(4)		2
Dividends paid		(21)		(23)		(10)

Ending balance		90		96		121

Total shareowners’ equity	782.8	13,065	774.7	10,902	783.0	10,787

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 1—Summary of Significant Accounting Policies

Accounting Principles—The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of Honeywell’s significant accounting policies.

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

Noncontrolling interest is included within the equity section in the Consolidated Balance Sheet. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported outside of permanent equity on the Company’s Consolidated Balance Sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. We present the amount of consolidated net income that is attributable to Honeywell and the noncontrolling interest in the Consolidated Statement of Operations. Furthermore, we disclose the amount of comprehensive income that is attributable to Honeywell and the noncontrolling interest in the Consolidated Statement of Comprehensive Income.

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

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 2 to 16 years for machinery and equipment. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. See Note 11 Property, Plant and Equipment - Net and Note 17 Other Liabilities of Notes to the Financial Statements for additional details.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2012 and determined that there was no impairment as of that date. See Note 12 for additional details on goodwill balances.

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

Sales Recognition—Product and service sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities in our Aerospace and Automation and Control Solutions segments, are recognized over the contractual period or as services are rendered. Sales under long-term contracts in the Aerospace, Automation and Control Solutions and Performance Materials and Technologies segments are recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

Asbestos Related Contingencies and Insurance Recoveries—Honeywell is a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust through 2018 as described in Note 22 Commitments and Contingencies of Notes to the Financial Statements. In light of the inherent uncertainties in making long term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims since January 2002, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix for the next five years based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. We will continue to update the resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 22. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

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

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,847, $1,799 and $1,450 million in 2012, 2011 and 2010, respectively.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 20 Stock-Based Compensation Plans of Notes to

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

the Financial Statements, include non-qualified stock options and restricted stock units (RSUs). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expense in our Consolidated Statement of Operations. Forfeitures are required to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on our historical rates of forfeiture.

Pension Benefits—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. We recognize net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment), and, if applicable, in any quarter in which an interim remeasurement is triggered. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis (Pension ongoing income/expense).

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

We sell interests in designated pools of trade accounts receivables to third parties. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion. As a result, these program receivables are not accounted for as a sale and remain on the Consolidated Balance Sheet with a corresponding amount recorded as Short-term borrowings.

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

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance and this guidance determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the tax filings of the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

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

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

Note 2—Acquisitions and Divestitures

Acquisitions—We acquired businesses for an aggregate cost (net of cash acquired) of $438, $973, and $1,303 million in 2012, 2011 and 2010, respectively. For all of our acquisitions the acquired businesses were recorded at their estimated fair values at the dates of acquisition. Significant acquisitions made in these years are discussed below.

In December 2012, the Company entered into a definitive agreement to acquire Intermec, Inc. (Intermec) a leading provider of mobile computing, radio frequency identification solutions (RFID) and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments for $10 per share in cash, or an aggregate purchase price of

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

approximately $600 million, net of cash acquired. Intermec is a U.S. public company which operates globally and had reported 2011 revenues of approximately $850 million. The transaction is expected to close by the end of the second quarter of 2013, pending Intermec shareholder approval and following customary regulatory reviews. The acquisition is expected to be funded with available cash and the issuance of commercial paper. Intermec will be integrated into our Automation and Control Solutions segment.

On October 22, 2012, the Company acquired a 70 percent controlling interest in Thomas Russell Co., a privately-held leading provider of technology and equipment for natural gas processing and treating, for approximately $525 million ($368 million, net of cash acquired). Thomas Russell Co.’s results of operations have been consolidated into the Performance Materials and Technologies segment, with the noncontrolling interest portion reflected in net income attributable to the noncontrolling interest in the Consolidated Statement of Operations. During the calendar year 2016, Honeywell has the right to acquire and the noncontrolling shareholder has the right to sell to Honeywell the remaining 30 percent interest at a price based on a multiple of Thomas Russell Co.’s average annual operating income from 2013 to 2015, subject to a predetermined cap and floor. Additionally, Honeywell has the right to acquire the remaining 30 percent interest for a fixed price equivalent to the cap at any time on or before December 31, 2015. See Note 21 Redeemable Noncontrolling Interest.

The aggregate value of Thomas Russell Co. was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their consolidated estimated fair values at the acquisition date. On a preliminary basis, the Company has assigned approximately $215 million to identifiable intangible assets. The intangible assets are predominantly backlog, technology, and trademarks. These intangible assets are being amortized over their estimated lives, which range from 2 to 10 years, using both straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $440 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and serve as entry into new and profitable businesses within the Performance Materials and Technologies segment. Our interest in the acquired goodwill is deductible for tax purposes.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed.

Cash	$157
Accounts and other receivables	85
Other assets	16
Intangible assets	215
Deferred revenue	(221)
Other current liabilities	(18)

Net assets acquired	234
Goodwill	440
Redeemable noncontrolling interest	(149)

Purchase price	$525

The results from the acquisition date through December 31, 2012 are included in the Performance Materials and Technologies segment and were not material to the consolidated financial statements. As of December 31, 2012, the purchase accounting for Thomas Russell Co. is subject to final adjustment primarily for the determination of useful lives of intangible assets, amounts allocated to intangible assets and goodwill, and tax balances.

In December 2011, the Company acquired King’s Safetywear Limited (KSW), a leading international provider of branded safety footwear. The aggregate value, net of cash acquired, was

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

approximately $331 million (including the assumption of debt of $33 million) and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned approximately $167 million to identifiable intangible assets, predominantly trademarks, technology, and customer relationships. The definite lived intangible assets are being amortized over their estimated lives, using straight-line and accelerated amortization methods. The value assigned to trademarks of approximately $84 million is classified as indefinite lived intangibles. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $157 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and serve as entry into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business into our Automation and Control Solutions segment. Their cost synergies are expected to be realized principally in the areas of selling, general and administrative expenses, material sourcing and manufacturing. This goodwill is non—deductible for tax purposes.

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

The aggregate value, net of cash acquired, was approximately $513 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned approximately $119 million to identifiable intangible assets, of which approximately $89 million and approximately $30 million were recorded within the Aerospace and Automation and Control segments, respectively. The intangible assets are predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives, using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $314 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and serve as entry into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business into our Aerospace and Automation and Control Solutions segments. These cost synergies are expected to be realized principally in the areas of selling, general and administrative expenses, material sourcing and manufacturing. This goodwill is non-deductible for tax purposes.

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

In connection with all acquisitions in 2012, 2011 and 2010, the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material.

The pro forma results for 2012, 2011 and 2010, assuming these acquisitions had been made at the beginning of the comparable prior year, would not be materially different from consolidated reported results.

Divestitures—In July 2011, the Company sold its Consumer Products Group business (CPG) to Rank Group Limited. The sale was completed for approximately $955 million in cash proceeds, resulting in a pre-tax gain of approximately $301 million and approximately $178 million, net of tax. The gain was recorded in net income from discontinued operations after taxes in the Company’s Consolidated Statement of Operations for the year ended December 31, 2011. The net income attributable to the noncontrolling interest for the discontinued operations is insignificant. The sale of CPG, which had been part of the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The key components of income from discontinued operations related to CPG were as follows:

	Years Ended December 31,
	2011	2010
Net sales	$530	$1,020
Costs, expenses and other	421	798
Selling, general and administrative expense	63	99
Other (income) expense	(2)	2

Income before taxes	48	121

Gain on disposal of discontinued operations	301	—

Net income from discontinued operations before taxes	349	121

Tax expense	140	43

Net income from discontinued operations after taxes	$209	$78

Note 3—Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2012	2011	2010
Severance	$91	$246	$144
Asset impairments	12	86	21
Exit costs	16	48	14
Reserve adjustments	(66)	(26)	(30)

Total net repositioning charge	53	354	149

Asbestos related litigation charges, net of insurance	156	149	175
Probable and reasonably estimable environmental liabilities	234	240	212
Other	—	—	62

Total net repositioning and other charges	$443	$743	$598

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Years Ended December 31,
	2012	2011	2010
Cost of products and services sold	$428	$646	$558
Selling, general and administrative expenses	15	97	40

	$443	$743	$598

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2012	2011	2010
Aerospace	$(5)	$29	$32
Automation and Control Solutions	18	191	79
Performance Materials and Technologies	12	41	18
Transportation Systems	197	228	178
Corporate	221	254	291

	$443	$743	$598

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

In 2012, we recognized repositioning charges totaling $119 million including severance costs of $91 million related to workforce reductions of 2,204 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge also included asset impairments of $12 million principally related to manufacturing plant and equipment associated with the exit of a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $16 million principally related to closure obligations associated with the planned shutdown of a manufacturing facility in our Transportation Systems segment and exit from a product line in our Performance Materials and Technologies segment. Also, $66 million of previously established accruals primarily for severance at our Automation and Control Solutions, Aerospace and Performance Materials and Technologies segments were returned to income in 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

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

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2009	$294	$—	$37	$331

2010 charges	144	21	14	179
2010 usage—cash	(130)	—	(17)	(147)
2010 usage—noncash	—	(21)	—	(21)
Adjustments	(30)	—	—	(30)
Foreign currency translation	(8)	—	—	(8)

Balance at December 31, 2010	270	—	34	304

2011 charges	246	86	48	380
2011 usage—cash	(136)	—	(23)	(159)
2011 usage—noncash	—	(86)	—	(86)
Adjustments	(26)	—	—	(26)
Foreign currency translation	(1)	—	—	(1)

Balance at December 31, 2011	353	—	59	412

2012 charges	91	12	16	119
2012 usage—cash	(113)	—	(23)	(136)
2012 usage—noncash	—	(12)	—	(12)
Adjustments	(61)	—	(5)	(66)
Foreign currency translation	6	—	—	6

Balance at December 31, 2012	$276	$—	$47	$323

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

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$15	$15	$7	$37
Costs incurred during:
Year ended December 31, 2011	(1)	—	—	(1)
Year ended December 31, 2012	(2)	(3)	(1)	(6)

Remaining exit and disposal costs at December 31, 2012	$12	$12	$6	$30

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

2010 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$11	$10	$2	$23
Costs incurred during:
Year ended December 31, 2010	—	—	—	—
Year ended December 31, 2011	(2)	(3)	(1)	(6)
Year ended December 31, 2012	(1)	(1)	(1)	(3)

Remaining exit and disposal costs at December 31, 2012	$8	$6	$—	$14

In 2012, we recognized a charge of $234 million for environmental liabilities deemed probable and reasonably estimable during the year. We recognized asbestos related litigation charges, net of insurance, of $156 million. Environmental and Asbestos matters are discussed in detail in Note 22 Commitments and Contingencies of Notes to the Financial Statements.

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

Note 4—Other (income) expense

	Years Ended December 31,
	2012	2011	2010
Equity (income)/loss of affiliated companies	$(45)	$(51)	$(28)
Gain on sale of non-strategic businesses and assets	(5)	(61)	—
Interest income	(58)	(58)	(39)
Foreign exchange	36	50	12
Other, net	2	36	(42)

	$(70)	$(84)	$(97)

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

Other, net for 2010 includes a $62 million pre-tax gain, $39 million net of tax, related to the consolidation of a joint venture within our Performance Materials and Technologies segment. The Company obtained control and the ability to direct those activities most significant to the joint venture’s economic performance in the third quarter, resulting in consolidation. Accordingly, we have i) recognized the assets and liabilities at fair value, ii) included the results of operations in the consolidated financial statements from the date of consolidation and iii) recognized the above noted gain representing the difference between the carrying amount and fair value of our previously held equity method investment. The Company has assigned $24 million to intangibles, predominantly the joint venture’s customer contracts. These intangible assets are being amortized over their estimated lives using the straight line method. The excess of the book value over the estimated fair values of the net assets consolidated approximating $132 million, was recorded as goodwill. This goodwill is non-

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

deductible for tax purposes. The results from the consolidation date through December 31, 2010 are included in the Performance Materials and Technologies segment and were not material to the consolidated financial statements.

Note 5—Interest and Other Financial Charges

	Years Ended December 31,
	2012	2011	2010
Total interest and other financial charges	$369	$389	$402
Less—capitalized interest	(18)	(13)	(16)

	$351	$376	$386

The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2012 and 2011 was 1.43 percent and 0.84 percent, respectively.

Note 6—Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2012	2011	2010
United States	$1,761	$318	$1,157
Foreign	2,114	1,964	1,565

	$3,875	$2,282	$2,722

Tax expense (benefit)

	Years Ended December 31,
	2012	2011	2010
United States	$584	$3	$358
Foreign	360	414	407

	$944	$417	$765

	Years Ended December 31,
	2012	2011	2010
Tax Expense consists of
Current:
United States	$470	$171	$(501)
State	10	13	3
Foreign	380	564	385

	$860	$748	$(113)

Deferred:
United States	$85	$(185)	$784
State	19	4	72
Foreign	(20)	(150)	22

	84	(331)	878

	$944	$417	$765

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
The U.S. statutory federal income tax rate is reconciled to our effective income tax rate as follows:
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Taxes on foreign earnings below U.S. tax rate(1)	(7.4)	(10.4)	(7.3)
State income taxes(1)	0.3	0.7	1.5
Manufacturing incentives	(1.6)	(1.7)	—
ESOP dividend tax benefit	(0.6)	(1.1)	(0.8)
Tax credits	(0.4)	(2.3)	(1.2)
Audit settlements	—	(2.0)	0.1
All other items—net	(0.9)	0.1	0.8

	24.4%	18.3%	28.1%

(1)	Net of changes in valuation allowance and tax reserves

The effective tax rate increased by 6.1 percentage points in 2012 compared with 2011 primarily due to a change in the mix of earnings taxed at higher rates (primarily driven by an approximate 6.1 percentage point impact from the decrease in pension mark-to-market expense), a decreased benefit from valuation allowances, a decreased benefit from the settlement of tax audits and the absence of the U.S. R&D tax credit, partially offset by a decreased expense related to tax reserves. The foreign effective tax rate was 17.0 percent, a decrease of approximately 4.1 percentage points which primarily consisted of a 10.0 percent impact related to a decrease in tax reserves, partially offset by a 5.2 percent impact from increased valuation allowances on net operating losses primarily due to a decrease in Luxembourg and French earnings available to be offset by net operating loss carry forwards and a 1.4 percent impact from tax expense related to foreign exchange. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign rates.

The effective tax rate decreased by 9.8 percentage points in 2011 compared to 2010 primarily due to a change in the mix of earnings between U.S. and foreign sources related to higher U.S. pension expense (primarily driven by an approximate 7.6 percentage point impact which resulted from the increase in pension mark-to-market expense), an increased benefit from manufacturing incentives, an increased benefit from the favorable settlement of tax audits and an increased benefit from a lower foreign effective tax rate. The foreign effective tax rate was 21.1 percent, a decrease of approximately 4.9 percentage points which primarily consisted of (i) a 5.1 percent impact from decreased valuation allowances on net operating losses primarily due to an increase in German earnings available to be offset by net operating loss carry forwards; (ii) a 2.4 percent impact from tax benefits related to foreign exchange and investment losses; (iii) a 1.2 percent impact from an increased benefit in tax credits and lower statutory tax rates and (iv) a 4.1 percent impact related to an increase in tax reserves. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to earnings taxed at lower foreign rates.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)

Deferred income taxes represent the future tax effects of transactions which are reported in different periods for tax and financial reporting purposes. The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2012	2011
Property, plant and equipment basis differences	$(928)	$(1,097)
Postretirement benefits other than pensions and post employment benefits	620	571
Investment and other asset basis differences	(1,084)	(970)
Other accrued items	2,918	2,852
Net operating and capital losses	820	810
Tax credits	232	379
Undistributed earnings of subsidiaries	(60)	(57)
All other items—net	(45)	(67)

	2,473	2,421
Valuation allowance	(598)	(591)

	$1,875	$1,830

The Company has state tax net operating loss carryforwards of $3.0 billion at December 31, 2012 with various expiration dates through 2030. We also have foreign net operating and capital losses of $2.8 billion which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

We have U.S. federal tax credit carryforwards of $6 million at December 31, 2012 with various expiration dates through 2031. We also have state tax credit carryforwards of $55 million at December 31, 2012, including carryforwards of $33 million with various expiration dates through 2027 and tax credits of $22 million which are not subject to expiration.

The valuation allowance against deferred tax assets increased by $7 million in 2012 and decreased by $45 million and increased by $58 million in 2011 and 2010, respectively. The 2012 increase in the valuation allowance was primarily due to decreased earnings in France and Luxembourg, partially offset by a decrease in the valuation allowance related to purchase accounting for various acquisitions and audit settlements for various countries. The 2011 decrease in the valuation allowance was primarily due to decreased foreign net operating losses related to the Netherlands and Germany, partially offset by the increase in the valuation allowance of France, Luxembourg and Canada. The 2010 increase in the valuation allowance was primarily due to increased foreign net operating losses related to France, Luxembourg, and the Netherlands offset by the reversal of a valuation allowance related to Germany. The 2010 increase in valuation allowance also includes adjustments related to purchase accounting for various acquisitions.

Federal income taxes have not been provided on undistributed earnings of the majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective subsidiaries. At December 31, 2012 Honeywell has not provided for U.S. federal income and foreign withholding taxes on approximately $11.6 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

We had $722 million, $815 million and $757 million of unrecognized tax benefits as of December 31, 2012, 2011, and 2010 respectively. If recognized, $722 million would be recorded as a component of income tax expense as of December 31, 2012. For the year ended December 31, 2012, the Company decreased its unrecognized tax benefits by $93 million due to the expiration of various

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

statute of limitations and settlements with tax authorities, partially offset by adjustments related to our ongoing assessment of the likelihood and amount of potential outcomes of current and future examinations. For the year ended December 31, 2011, the Company increased its unrecognized tax benefits by $58 million due to additional reserves for various international and U.S. tax audit matters, partially offset by adjustments related to our ongoing assessment of the likelihood and amount of potential outcomes of current and future examinations, the expiration of various statute of limitations, and settlements with tax authorities. The following table summarizes the activity related to our unrecognized tax benefits:

	2012	2011	2010
Change in unrecognized tax benefits:
Balance at beginning of year	$815	$757	$720
Gross increases related to current period tax positions	25	46	37
Gross increases related to prior periods tax positions	44	327	84
Gross decreases related to prior periods tax positions	(62)	(56)	(41)
Decrease related to settlements with tax authorities	(40)	(237)	(23)
Expiration of the statute of limitations for the assessment of taxes	(64)	(12)	(8)
Foreign currency translation	4	(10)	(12)

Balance at end of year	$722	$815	$757

Generally, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2012:

Jurisdiction	Open Tax Year
	Examination in progress	Examination not yet initiated
United States(1)	2001 – 2011	2005 – 2012
United Kingdom	N/A	2011 – 2012
Canada(1)	2006 – 2010	2011 – 2012
Germany(1)	2004 – 2009	2010 – 2012
France	2009 – 2011	2000 – 2008, 2012
Netherlands	2009	2010 – 2012
Australia	N/A	2009 – 2012
China	2009 – 2010	2006 – 2008, 2011 – 2012
India	2000—2010	2011 – 2012
Italy	2005 – 2011	2012

(1)	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Based on the number of tax years currently under audit by the relevant U.S federal, state and foreign tax authorities, the Company anticipates that several of these audits may be finalized in the foreseeable future. However, based on the status of these examinations, the protocol of finalizing audits by the relevant taxing authorities, and the possibility that the Company might challenge certain audit findings (which could include formal legal proceedings), at this time it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Unrecognized tax benefits for examinations in progress were $443 million, $482 million and $274 million, as of December 31, 2012, 2011, and 2010, respectively. The decrease from 2011 to 2012 is primarily due to the expiration of various statute of limitations and settlements with tax authorities. The increase from 2010 to 2011 is primarily due to an increase in tax examinations. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $37 million, $63 million and $33 million for the years ended December 31, 2012, 2011, and 2010, respectively. Accrued interest and penalties were $284 million, $247 million and $183 million, as of December 31, 2012, 2011, and 2010, respectively.

Note 7—Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2012, 2011 and 2010 are as follows:

Basic	Years Ended December 31,
	2012	2011	2010
Income from continuing operations less net income attributable to the noncontrolling interest	$2,926	$1,858	$1,944
Income from discontinued operations	—	209	78

Net income attributable to Honeywell	$2,926	$2,067	$2,022

Weighted average shares outstanding	782.4	780.8	773.5

Earnings per share of common stock:
Income from continuing operations	$3.74	$2.38	$2.51
Income from discontinued operations	—	0.27	0.10

Net Income attributable to Honeywell	$3.74	$2.65	$2.61

Assuming Dilution	Years Ended December 31,
	2012	2011	2010
Income from continuing operations less net
income attributable to the noncontrolling interest	$2,926	$1,858	$1,944
Income from discontinued operations	—	209	78

Net income attributable to Honeywell	$2,926	$2,067	$2,022

Average Shares
Weighted average shares outstanding	782.4	780.8	773.5
Dilutive securities issuable—stock plans	9.5	10.8	7.4

Total weighted average diluted shares outstanding	791.9	791.6	780.9

Earnings per share of common stock—assuming dilution:
Income from continuing operations	$3.69	$2.35	$2.49
Income from discontinuing operations	—	0.26	0.10

Net income attributable to Honeywell	$3.69	$2.61	$2.59

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2012, 2011, and 2010 the weighted number of stock options excluded from the computations were 12.5, 9.5, and 14.8 million, respectively. These stock options were outstanding at the end of each of the respective periods.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 8—Accounts, Notes and Other Receivables

	December 31,
	2012	2011
Trade	$6,940	$6,926
Other	715	555

	7,655	7,481
Less—Allowance for doubtful accounts	(226)	(253)

	$7,429	$7,228

Trade Receivables includes $1,495, and $1,404 million of unbilled balances under long-term contracts as of December 31, 2012 and December 31, 2011, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 9—Inventories

	December 31,
	2012	2011
Raw materials	$1,152	$1,222
Work in process	859	958
Finished products	2,421	2,253

	4,432	4,433
Reduction to LIFO cost basis	(197)	(169)

	$4,235	$4,264

Inventories valued at LIFO amounted to $325 and $302 million at December 31, 2012 and 2011, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $197 and $169 million higher at December 31, 2012 and 2011, respectively.

Note 10—Investments and Long-Term Receivables

	December 31,
	2012	2011
Investments	$424	$362
Long-term trade and other receivables	168	81
Long-term financing receivables	31	51

	$623	$494

Long-Term Trade and Other Receivables include $31 million and $29 million of unbilled balances under long-term contracts as of December 31, 2012 and 2011, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

The following table summarizes long term trade, financing and other receivables by segment, including current portions and allowances for credit losses.

December 31, 2012
Aerospace	$11
Automation and Control Solutions	89
Performance Materials and Technologies	9
Transportation Systems	15
Corporate	73

$197

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Allowance for credit losses for the above detailed long-term trade, financing and other receivables totaled $4 million and $5 million as of December 31, 2012 and 2011, respectively. The receivables are evaluated for recoverability on an individual basis, including consideration of credit quality. The above detailed financing receivables are predominately with commercial and governmental counterparties of investment grade credit quality.

Note 11—Property, Plant and Equipment—Net

	December 31,
	2012	2011
Land and improvements	$368	$376
Machinery and equipment	10,174	9,937
Buildings and improvements	3,078	2,897
Construction in progress	592	513

	14,212	13,723
Less—Accumulated depreciation	(9,211)	(8,919)

	$5,001	$4,804

Depreciation expense was $660, $699 and $707 million in 2012, 2011 and 2010, respectively.

Note 12—Goodwill and Other Intangible Assets—Net

The change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 by segment is as follows:

	December 31, 2011	Acquisitions	Divestitures	Currency Translation Adjustment	December 31, 2012
Aerospace	$2,095	$(23)	$(3)	$6	$2,075
Automation and Control Solutions	8,260	62	(62)	83	8,343
Performance Materials and Technologies	1,306	501	—	3	1,810
Transportation Systems	197	—	—	—	197

	$11,858	$540	$(65)	$92	$12,425

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,224	$(841)	$383	$1,151	$(761)	$390
Customer relationships	1,736	(625)	1,111	1,718	(493)	1,225
Trademarks	179	(103)	76	155	(84)	71
Other	311	(157)	154	211	(145)	66

	3,450	(1,726)	1,724	3,235	(1,483)	1,752

Indefinite life intangibles:
Trademarks	725	—	725	725	—	725

	$4,175	$(1,726)	$2,449	$3,960	$(1,483)	$2,477

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Intangible assets amortization expense was $266, $249, and $263 million in 2012, 2011, 2010, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $275 million in 2013, $247 million in 2014, $206 million in 2015, $152 million in 2016, and $142 million in 2017.

Note 13—Accrued Liabilities

	December 31,
	2012	2011
Compensation, benefit and other employee related	$1,447	$1,555
Customer advances and deferred income	2,127	1,914
Asbestos related liabilities	480	237
Repositioning	323	412
Product warranties and performance guarantees	375	367
Environmental costs	304	303
Income taxes	548	318
Accrued interest	108	108
Other taxes (payroll, sales, VAT etc.)	232	233
Insurance	192	180
Other (primarily operating expenses)	1,072	1,236

	$7,208	$6,863

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 14—Long-term Debt and Credit Agreements

	December 31,
	2012	2011
4.25% notes due 2013	$600	$600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.2%—9.5% maturing at various dates through 2023	366	242

	7,020	6,896
Less: current portion	(625)	(15)

	$6,395	$6,881

The schedule of principal payments on long-term debt is as follows:

December 31, 2012
2013	$625
2014	660
2015	51
2016	454
2017	409
Thereafter	4,821

7,020
Less-current portion	(625)

$6,395

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

In the fourth quarter of 2011, the Company repaid $500 million of its 6.125 percent notes. The repayment was funded with cash provided by operating activities.

As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of December 31, 2012 and December 31, 2011, none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as Short-term borrowings.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 15—Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2012
2013	$305
2014	251
2015	191
2016	133
2017	96
Thereafter	312

$1,288

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

Rent expense was $390, $386 and $369 million in 2012, 2011 and 2010, respectively.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At December 31, 2012 and 2011, we had contracts with notional amounts of $8,506 million and $7,108 million, respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, British pound, Canadian dollar, Chinese renminbi, Mexican peso, Indian rupee, Korean won, Czech koruna, Hong Kong dollar, Singapore dollar, Romanian leu, Swiss franc, Swedish krona, and Thai baht.

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At December 31, 2012 and 2011, we had contracts with notional amounts of $17 million and $59 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2012 and 2011, interest rate swap agreements designated as fair value hedges effectively changed $1,400 million of fixed rate debt at a rate of 4.09 to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31,
	2012	2011
Assets:
Foreign currency exchange contracts	$52	$26
Available for sale investments	518	359
Interest rate swap agreements	146	134
Forward commodity contracts	1	1
Liabilities:
Foreign currency exchange contracts	$32	$52
Forward commodity contracts	1	10

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$199	$200	$132	$132
Liabilities
Long-term debt and related current maturities	$7,020	$8,152	$6,896	$7,896

The Company determined the fair value of the long term receivables by discounting based upon the terms of the receivable and counterparty details including credit quality. As such, the fair value of these receivables is considered level 2. The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2 as well.

At December 31, 2012 and 2011, the Company had nonfinancial assets, specifically property, plant and equipment, software and intangible assets, with a net book value of $22 million and $262 million, respectively, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $22 million and $127 million, respectively, in the years ended December 31, 2012 and 2011, primarily in connection with our repositioning actions (see Note 3 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates.

The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	December 31,
		2012	2011
Foreign currency exchange contracts	Accounts, notes, and other receivables	$37	$18
Interest rate swap agreements	Other assets	146	134
Forward commodity contracts	Accounts, notes, and other receivables	1	1

Not Designated as a Hedge	Balance Sheet Classification	December 31,
		2012	2011
Foreign currency exchange contracts	Accounts, notes, and other receivables	$15	$8

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	December 31,
		2012	2011
Foreign currency exchange contracts	Accrued liabilities	$29	$50
Forward commodity contracts	Accrued liabilities	1	10

Not Designated as a Hedge	Balance Sheet Classification	December 31,
		2012	2011
Foreign currency exchange contracts	Accrued liabilities	$3	$2

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

Designated Cash Flow Hedge	Years Ended December 31,
	2012	2011
Foreign currency exchange contracts	$31	$(42)
Forward commodity contracts	(8)	(12)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated Cash Flow Hedge	Income Statement Location	Years Ended December 31,
		2012	2011
Foreign currency exchange contracts	Product sales	$(7)	$29
	Cost of products sold	23	(34)
	Sales & general administrative	(12)	(8)
Forward commodity contracts	Cost of products sold	$(17)	$(2)

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the years ended December 31, 2012 and 2011 and are classified within cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $12 and $112 million in the years ended December 31, 2012 and 2011 respectively. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $20 million and $30 million of income, in Other (Income) Expense for the years ended December 31, 2012 and 2011, respectively.

Note 17—Other Liabilities

	Years Ended December 31,
	2012	2011
Pension and other employee related	$4,440	$4,308
Environmental	350	420
Income taxes	550	856
Insurance	273	218
Asset retirement obligations(1)	71	74
Deferred income	47	77
Other	182	205

	$5,913	$6,158

(1)

Asset retirement obligations primarily relate to costs associated with the future retirement of nuclear fuel conversion facilities in our Performance Materials and Technologies segment and the future retirement of facilities in our Automation and Control Solutions segment.

A reconciliation of our liability for asset retirement obligations for the year ended December 31, 2012, is as follows:

	2012	2011
Change in asset retirement obligations:
Balance at beginning of year	$74	$80
Liabilities settled	(8)	(6)
Adjustments	3	(2)
Accretion expense	2	2

Balance at end of year	$71	$74

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

The Board of Directors has authorized the repurchase of up to a total of $3.0 billion of Honeywell common stock, which amount includes $1.6 billion that remained available under the Company’s previously reported share repurchase program. We purchased a total of approximately 5 million and 20.3 million shares of our common stock in 2012 and 2011, for $317 and $1,085 million, respectively.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2012, there was no preferred stock outstanding.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 19—Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareowners’ Equity. Comprehensive Income (Loss) attributable to noncontrolling interest consisted predominantly of net income. The changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	Pretax	Tax	After Tax
Year Ended December 31, 2012
Foreign exchange translation adjustment	$282	$—	$282
Pensions and other postretirement benefit adjustments	(285)	87	(198)
Changes in fair value of available for sale investments	54	(60)	(6)
Changes in fair value of effective cash flow hedges	35	(8)	27

	$86	$19	$105

Year Ended December 31, 2011
Foreign exchange translation adjustment	$(146)	$—	$(146)
Pensions and other postretirement benefit adjustments	(317)	108	(209)
Changes in fair value of available for sale investments	12	—	12
Changes in fair value of effective cash flow hedges	(41)	7	(34)

	$(492)	$115	$(377)

Year Ended December 31, 2010
Foreign exchange translation adjustment	$(249)	$—	$(249)
Pensions and other postretirement benefit adjustments	26	18	44
Changes in fair value of available for sale investments	90	—	90
Changes in fair value of effective cash flow hedges	(6)	2	(4)

	$(139)	$20	$(119)

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2012	2011
Cumulative foreign exchange translation adjustment	$356	$74
Pensions and other postretirement benefit adjustments	(1,848)	(1,650)
Change in fair value of available for sale investments	157	163
Change in fair value of effective cash flow hedges	(4)	(31)

	$(1,339)	$(1,444)

Note 20—Stock-Based Compensation Plans

We have stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. The 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan) was approved by the shareowners at the Annual Meeting of Shareowners effective on April 26, 2011. Following approval of the Plan on April 26, 2011 we have not and will not grant any new awards to key employees under any previously existing stock-based compensation plans. There were 32,796,373 shares available for future grants under the terms of the Plan at December 31, 2012. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan) there were 186,933 shares of Honeywell common stock available for future grant as of December 31, 2012.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from traded options on our common stock and historical volatility of our common stock. We used a Monte Carlo simulation model to derive an expected term. Such model uses historical data to estimate option exercise activity and post-vest termination behavior. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

Compensation cost on a pre-tax basis related to stock options recognized in operating results (included in selling, general and administrative expenses) in 2012, 2011 and 2010 was $65, $59 and $55 million, respectively. The associated future income tax benefit recognized in 2012, 2011 and 2010 was $23, $19 and $16 million, respectively.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2012	2011	2010
Weighted average fair value per share of options granted during the year(1)	$13.26	$12.56	$8.96
Assumptions:
Expected annual dividend yield	2.57%	2.68%	3.00%
Expected volatility	30.36%	27.60%	29.39%
Risk-free rate of return	1.16%	2.47%	2.64%
Expected option term (years)	5.8	5.8	5.4

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock option activity for the three years ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	40,910,373	$38.58
Granted	7,607,950	40.29
Exercised	(5,211,526)	34.77
Lapsed or canceled	(2,515,266)	44.14

Outstanding at December 31, 2010	40,791,531	39.05
Granted	7,625,950	57.08
Exercised	(7,984,840)	36.39
Lapsed or canceled	(1,516,271)	42.38

Outstanding at December 31, 2011	38,916,370	43.01
Granted	5,788,734	59.86
Exercised	(8,347,313)	36.52
Lapsed or canceled	(788,770)	49.76

Outstanding at December 31, 2012	35,569,021	$47.13

Vested and expected to vest at December 31, 2012(1)	32,959,330	$46.39

Exercisable at December 31, 2012	19,468,017	$43.64

(1)

Represents the sum of vested options of 19.5 million and expected to vest options of 13.4 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options 16.1 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

Range of Exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$21.75–$32.99	4,993,846	5.93	$28.18	$176	3,206,132	$28.05	$114
$33.00–$39.99	3,194,212	1.83	36.27	87	3,194,212	36.27	87
$40.00–$49.99	11,234,405	5.46	42.55	235	7,856,329	43.52	157
$50.00–$74.95	16,146,558	7.85	58.32	83	5,211,344	57.91	29

	35,569,021	6.28	47.13	$581	19,468,017	43.64	$387

(1)	Average remaining contractual life in years.

There were 21,672,281 and 24,722,493 options exercisable at weighted average exercise prices of $40.71 and $39.43 at December 31, 2011 and 2010, respectively.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2012, 2011 and 2010 was $202, $164 and $54 million, respectively. During 2012, 2011 and 2010, the amount of cash received from the exercise of stock options was $305, $290 and $181 million, respectively, with an associated tax benefit realized of $74, $54 and $18 million, respectively. In 2012, 2011 and 2010 we classified $56, $42 and $13 million, respectively, of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

At December 31, 2012 there was $123 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.38 years. The total fair value of options vested during 2012, 2011 and 2010 was $63, $52 and $41 million, respectively.

Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees at fair market value at the date of grant as compensation. RSUs typically become fully vested over periods ranging from three to seven years and are payable in Honeywell common stock upon vesting.

The following table summarizes information about RSU activity for the three years ended December 31, 2012:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2009	8,262,777	$40.49
Granted	3,842,367	42.33
Vested	(1,593,979)	48.71
Forfeited	(537,212)	40.45

Non-vested at December 31, 2010	9,973,953	39.89
Granted	1,887,733	55.11
Vested	(1,509,528)	49.48
Forfeited	(605,725)	40.11

Non-vested at December 31, 2011	9,746,433	41.35
Granted	2,156,753	59.52
Vested	(3,380,251)	31.84
Forfeited	(427,196)	45.78

Non-vested at December 31, 2012	8,095,739	$49.91

As of December 31, 2012, there was approximately $185 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.0 years. Compensation expense related to RSUs was $105, $109 and $109 million in 2012, 2011, and 2010, respectively.

Non-Employee Directors’ Plan—Under the Directors’ Plan each new non-employee director receives a one-time grant of 3,000 restricted stock units that will vest on the fifth anniversary of continuous Board service.

In 2011, each non-employee director received an annual grant to purchase 5,000 shares of common stock at the fair market value on the date of grant. In 2012, the annual equity grant changed from a fixed number of shares to a target value of $75,000 and consists of 50 percent options and 50 percent RSUs. Options become exercisable over a four-year period and expire after ten years. RSUs generally vest on the third anniversary of the date of grant.

Note 21—Redeemable Noncontrolling Interest

As discussed in Note 2 Acquisitions and Divestitures, on October 22, 2012, the Company acquired a 70 percent controlling interest in Thomas Russell Co. During the calendar year 2016, Honeywell has the right to acquire and the noncontrolling shareholder has the right to sell to Honeywell the remaining 30 percent interest at a price based on a multiple of Thomas Russell Co.’s average annual operating income from 2013 to 2015, subject to a predetermined cap and floor. Additionally, Honeywell has the right to acquire the remaining 30 percent interest for a fixed price equivalent to the cap at any time on

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

or before December 31, 2015. Noncontrolling interests with redemption features, such as the arrangement described above, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interest is considered temporary equity and is therefore reported outside of permanent equity on the Company’s Consolidated Balance Sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. As of December 31, 2012, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

Note 22—Commitments and Contingencies

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2012	2011	2010
Beginning of year	$723	$753	$779
Accruals for environmental matters deemed probable and reasonably estimable	234	240	225
Environmental liability payments	(320)	(270)	(266)
Other	17	—	15

End of year	$654	$723	$753

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2012	2011
Accrued liabilities	$304	$303
Other liabilities	350	420

	$654	$723

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

New Jersey Chrome Sites—The excavation and offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7, was completed in January 2010. We are also implementing related groundwater remedial actions, and are conducting related river sediment work. In addition, remedial investigations and related activities are underway at other sites in Hudson County, New Jersey that allegedly have chromium contamination, and for which Honeywell has accepted responsibility in whole or in part. Provisions have been made in our financial statements for the estimated cost of investigations and implementation of these remedies consistent with the accounting policy described above. We do not believe that these matters will have a material adverse impact on our consolidated results of operations, financial position or operating cash flows.

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012			2011			2010
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$613	$1,123	$1,736	$594	$1,125	$1,719	$566	$1,128	$1,694
Accrual for update to estimated liability	168	(1)	167	167	3	170	162	3	165
Change in estimated cost of future claims	30	—	30	16	—	16	16	—	16
Update of expected resolution values for pending claims	8	—	8	2	—	2	7	—	7
Asbestos related liability payments	(166)	(3)	(169)	(166)	(5)	(171)	(157)	(6)	(163)

End of year	$653	$1,119	$1,772	$613	$1,123	$1,736	$594	$1,125	$1,719

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012			2011			2010
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$162	$618	$780	$157	$718	$875	$172	$831	$1,003
Probable insurance recoveries related to estimated liability	28	—	28	29	—	29	26	—	26
Insurance receipts for asbestos related liabilities	(60)	(62)	(122)	(34)	(100)	(134)	(41)	(100)	(141)
Insurance receivables settlements and write offs	8	13	21	10	—	10	—	(13)	(13)

End of year	$138	$569	$707	$162	$618	$780	$157	$718	$875

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2012	2011
Other current assets	$44	$71
Insurance recoveries for asbestos related liabilities	663	709

	$707	$780

Accrued liabilities	$480	$237
Asbestos related liabilities	1,292	1,499

	$1,772	$1,736

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

NARCO Products—On January 4, 2002, NARCO filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing of NARCO’s petition in 2002, the U.S. Bankruptcy Court for the Western District of Pennsylvania (“the Bankruptcy Court”) issued an injunction staying the prosecution of NARCO-related asbestos claims against the Company, which stay has continuously remained in place. In November 2007, the Bankruptcy Court confirmed NARCO’s Third Amended Plan of Reorganization (NARCO Plan of Reorganization). All challenges to the NARCO Plan of Reorganization were fully resolved in the third quarter of 2010. The NARCO Plan of Reorganization cannot become effective, however, until the Plan of Reorganization of certain NARCO affiliates, which is pending in Bankruptcy Court, is confirmed and then affirmed by the District Court. It is not possible to predict the timing or outcome of the Bankruptcy and District Court proceedings in the affiliates’ case. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

In connection with NARCO’s bankruptcy filing, we agreed to certain obligations which will be triggered upon the effective date of the NARCO Plan of Reorganization. Honeywell will provide NARCO with $20 million in financing and simultaneously forgive such indebtedness. We will also pay $40 million to NARCO’s former parent company and $16 million to certain asbestos claimants whose claims were resolved during the pendency of the NARCO bankruptcy proceedings. These amounts are expected to be paid during the first year of trust operations.

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

Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At December 31, 2012, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2012	2011
Claims Unresolved at the beginning of year	22,571	22,480
Claims Filed	3,920	3,592
Claims Resolved (a)	(3,350)	(3,501)

Claims Unresolved at the end of year	23,141	22,571

(a)

The number of claims resolved in 2012 includes approximately 288 claims previously classified as inactive (85% non-malignant and accrued liability of approximately $1.3 million) which were activated during 2012. The number of claims resolved in 2011 includes approximately 351 claims previously classified as inactive (82% non-malignant and accrued liability of approximately $1.7 million) which were activated during 2011.

Disease Distribution of Unresolved Claims	December 31,
	2012	2011
Mesothelioma and Other Cancer Claims	5,367	4,943
Nonmalignant Claims	17,774	17,628

Total Claims	23,141	22,571

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in whole dollars)
Malignant claims	$49,000	$48,000	$54,000	$50,000	$65,000
Nonmalignant claims	$1,400	$1,000	$1,300	$200	$1,500

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

On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 38 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 31 percent.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Quick Lube—On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including Honeywell, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. In June 2011, plaintiff’s principal witness pled guilty to a felony count of having made false statements to federal investigators. On March 8, 2012, Honeywell entered into a settlement agreement to resolve the multi-district litigation class action as to all plaintiffs. On October 10, 2012 and November 28, 2012, the District Court for the Northern District of Illinois issued orders granting final approval of the U.S. multi-district litigation settlement as to all plaintiffs. As previously reported, the Antitrust Division of the Department of Justice notified Honeywell in January 2010 that it had officially closed its investigation into possible collusion in the replacement auto filters industry. The class action in Canada is still pending but we do not expect the resolution to have a material impact on our results of operations or operating cash flows in the periods recognized or paid.

Honeywell v. United Auto Workers (“UAW”) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (“MCBAs”) between Honeywell and the UAW. The Company is seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the “CAPS”) set forth in the MCBAs may be implemented, effective January 1, 2012. In September 2011, the UAW and certain retiree defendants filed a motion to dismiss the New Jersey action and filed suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The UAW and retiree plaintiffs subsequently filed a motion for class certification and a motion for partial summary judgment in the Michigan action, seeking a ruling that retirees who retired prior to the initial inclusion of the CAPS in the 2003 MCBA are not covered by the CAPS as a matter of law. In December 2011, the New Jersey action was dismissed on forum grounds. Honeywell appealed the New Jersey court’s dismissal to the United States Court of Appeals for the Third Circuit. The Third Circuit denied the appeal. Honeywell has now answered the UAW’s complaint in Michigan and has asserted a counterclaim for fraudulent inducement. Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $175 million, reflecting the estimated value of these CAPS.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Warranties and Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2012:

Maximum Potential Future Payments
Operating lease residual values	$51
Other third parties’ financing	5
Unconsolidated affiliates’ financing	12
Customer financing	9

$77

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

	Years Ended December 31,
	2012	2011	2010
Beginning of year	$402	$415	$407
Accruals for warranties/guarantees issued during the year	196	197	214
Adjustment of pre-existing warranties/guarantees	(20)	(2)	(13)
Settlement of warranty/guarantee claims	(171)	(208)	(193)

End of year	$407	$402	$415

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	2012	2011
Accrued liabilities	$375	$367
Other liabilities	32	35

	$407	$402

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 23—Pension and Other Postretirement Benefits

We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit pension plans. U.S. defined benefit pension plans comprise 76 percent of our projected benefit obligation. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. Non-U.S. employees, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Non-U.S. defined benefit pension plans comprise 24 percent of our projected benefit obligation.

We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage to eligible retirees. Our retiree medical plans mainly cover U.S. employees who retire with pension eligibility for prescription drug, hospital, professional and other medical services. Most of the U.S. retiree medical plans require deductibles and copayments, and virtually all are integrated with Medicare. Retiree contributions are generally required based on coverage type, plan and Medicare eligibility. All non-union hourly and salaried employees joining Honeywell after January 1, 2000 are not eligible to participate in our retiree medical and life insurance plans. Less than 5 percent of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company; and this subsidy is limited to a fixed-dollar amount. In addition, more than half of Honeywell’s current retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

In 2011, in connection with new collective bargaining agreements reached with several of its union groups, Honeywell amended its U.S. retiree medical plans eliminating the subsidy for those union employees resulted in curtailment gains totaling $167 million. The curtailment gains represented the recognition in net periodic postretirement benefit cost of prior service credits attributable to the future years of service of the union groups for which future accrual of benefits was eliminated.

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

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans at December 31, 2012 and 2011.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$15,600	$14,990	$4,648	$4,373
Service cost	256	232	48	59
Interest cost	738	761	221	239
Plan amendments	—	5	—	—
Actuarial losses	1,493	566	372	171
Divestitures	—	(26)	—	—
Benefits paid	(970)	(952)	(188)	(189)
Settlements and curtailments	—	—	(16)	(25)
Other	—	24	187	20

Benefit obligation at end of year	17,117	15,600	5,272	4,648

Change in plan assets:
Fair value of plan assets at beginning of year	12,836	12,181	3,958	3,939
Actual return on plan assets	1,654	(41)	336	87
Company contributions	825	1,681	271	124
Divestitures	—	(33)	—	—
Benefits paid	(970)	(952)	(188)	(189)
Settlements and curtailments	—	—	(16)	(25)
Other	—	—	166	22

Fair value of plan assets at end of year	14,345	12,836	4,527	3,958

Funded status of plans	$(2,772)	$(2,764)	$(745)	$(690)

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(1)	$—	$—	$87	$84
Accrued pension liability(2)	(2,772)	(2,764)	(832)	(774)

Net amount recognized	$(2,772)	$(2,764)	$(745)	$(690)

(1)	Included in Other Assets on Consolidated Balance Sheet

(2)	Included in Other Liabilities - Non-Current on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$1,534	$1,628
Service cost	1	1
Interest cost	53	69
Plan amendments	(1)	(22)
Actuarial losses	34	6
Benefits paid	(144)	(138)
Settlements and curtailments	—	(10)

Benefit obligation at end of year	1,477	1,534

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status of plans	$(1,477)	$(1,534)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	(167)	(167)
Postretirement benefit obligations other than pensions(1)	(1,310)	(1,367)

Net amount recognized	$(1,477)	$(1,534)

(1)	Excludes Non-U.S. plans of $55 and $50 million in 2012 and 2011, respectively.

Amounts recognized in Accumulated Other Comprehensive (Income) Loss associated with our significant pension and other postretirement benefit plans at December 31, 2012 and 2011 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Transition obligation	$—	$—	$5	$7
Prior service cost (credit)	120	148	(16)	(17)
Net actuarial loss	1,712	1,559	530	430

Net amount recognized	$1,832	$1,707	$519	$420

	Other Postretirement Benefits
	2012	2011
Prior service (credit)	$(48)	$(67)
Net actuarial loss	391	391

Net amount recognized	$343	$324

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for our significant plans for the years ended December 31, 2012, 2011, and 2010 include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Service cost	$256	$232	$221	$48	$59	$51
Interest cost	738	761	768	221	239	228
Expected return on plan assets	(1,020)	(1,014)	(902)	(291)	(284)	(248)
Amortization of transition obligation	—	—	—	2	2	1
Amortization of prior service cost (credit)	28	33	32	(2)	(2)	(1)
Recognition of actuarial losses	707	1,568	182	250	234	289
Settlements and curtailments	—	24	—	2	1	4

Net periodic benefit cost	$709	$1,604	$301	$230	$249	$324

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Actuarial (gains)/losses	$859	$1,628	$325	$327	$368	$(20)
Prior service cost (credit)	—	5	117	—	—	—
Transition obligation recognized during year	—	—	—	(2)	(2)	(1)
Prior service (cost) credit recognized during year	(28)	(33)	(32)	2	2	1
Actuarial losses recognized during year	(707)	(1,568)	(182)	(250)	(234)	(289)
Foreign exchange translation adjustments	—	—	—	23	(11)	(17)

Total recognized in other comprehensive (income) loss	$124	$32	$228	$100	$123	$(326)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$833	$1,636	$529	$330	$372	$(2)

The estimated prior service cost for pension benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2013 are expected to be $23 million and $(2) million for U.S. and Non-U.S. benefit plans, respectively.

Net Periodic Benefit Cost	Other Postretirement Benefits Years Ended December 31,
	2012	2011	2010
Service cost	$1	$1	$2
Interest cost	53	69	81
Amortization of prior service (credit)	(14)	(34)	(44)
Recognition of actuarial losses	34	38	34
Settlements and curtailments	(6)	(167)	(47)

Net periodic benefit (income) cost	$68	$(93)	$26

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2012	2011	2010
Actuarial losses	$34	$6	$160
Prior service (credit)	(1)	(21)	(176)
Prior service credit recognized during year	14	34	44
Actuarial losses recognized during year	(34)	(38)	(34)
Settlements and curtailments	6	167	47

Total recognized in other comprehensive loss (income)	$19	$148	$41

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$87	$55	$67

The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2013 are expected to be $41 and $(13) million, respectively.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our significant benefit plans are presented in the following table.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.06%	4.89%	5.25%	4.29%	4.84%	5.40%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	3.55%	3.67%	3.79%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.89%	5.25%	5.75%	4.84%	5.40%	5.71%
Expected rate of return on plan assets	8.00%	8.00%	9.00%	7.03%	7.06%	7.51%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	3.67%	3.79%	3.87%

	Other Postretirement Benefits
	2012	2011	2010
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.40%	4.00%	4.70%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.00%	4.70%	5.25%

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Our expected rate of return on U.S. plan assets is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We will use an expected rate of return on U.S. plan assets of 7.75 percent for 2013 down from 8 percent for 2012 due to lower future expected market returns. We review the expected rate of return on an annual basis and revise it as appropriate.

For non-U.S. benefit plans, none of which was individually material, assumptions reflect economic assumptions applicable to each country.

Pension Benefits

Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Projected benefit obligation	$17,117	$15,600	$4,670	$4,141
Accumulated benefit obligation	$16,288	$14,845	$4,426	$3,912
Fair value of plan assets	$14,345	$12,836	$3,837	$3,367

Accumulated benefit obligation for our U.S. defined benefit pension plans were $16.3 and $14.8 billion and our Non-U.S. defined benefit plans were $5.0 and $4.4 billion at December 31, 2012 and 2011, respectively.

Our asset investment strategy for our U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. Our actual invested positions in various securities change over time based on short and longer- term investment opportunities. To achieve our objectives, we have established long-term target allocations as follows: 60-70 percent equity securities, 10-20 percent fixed income securities and cash, 5-15 percent real estate investments, and 10-20 percent other types of investments. Equity securities include publicly-traded stock of companies located both inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity and hedge funds that follow several different strategies. We review our assets on a regular basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The fair values of both our U.S. and non-U.S. pension plans assets at December 31, 2012 and 2011 by asset category are as follows:

	U.S. Plans
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,182	$1,182	$—	$—
U.S. large cap stocks	2,903	2,903	—	—
U.S. mid cap stocks	731	731	—	—
U.S. small cap stocks	261	261	—	—
International stocks	2,203	2,073	130	—
Real estate investment trusts	44	44	—	—
Fixed income investments:
Short term investments	1,139	1,139	—	—
Government securities	266	—	266	—
Corporate bonds	2,728	—	2,728	—
Mortgage/Asset-backed securities	654	—	654	—
Insurance contracts	6	—	6	—
Investments in private funds:
Private funds	1,100	—	—	1,100
Hedge funds	52	—	—	52
Real estate funds	254	—	—	254
Direct investments:
Direct private investments	227	—	—	227
Real estate properties	595	—	—	595

	$14,345	$8,333	$3,784	$2,228

	U.S. Plans
	December 31, 2011
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,012	$1,012	$—	$—
U.S. large cap stocks	2,697	2,416	281	—
U.S. mid cap stocks	1,087	1,087	—	—
U.S. small cap stocks	272	272	—	—
International stocks	2,010	1,993	17	—
Real estate investment trusts	32	32	—	—
Fixed income investments:
Short term investments	941	941	—	—
Government securities	291	—	291	—
Corporate bonds	1,984	—	1,984	—
Mortgage/Asset-backed securities	435	—	435	—
Insurance contracts	6	—	6	—
Investments in private funds:
Private funds	1,039	—	—	1,039
Hedge funds	60	—	—	60
Real estate funds	256	—	—	256
Direct investments:
Direct private investments	161	—	—	161
Real estate properties	553	—	—	553

	$12,836	$7,753	$3,014	$2,069

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$366	$316	$50	$—
Non-U.S. companies	1,605	176	1,429	—
Fixed income investments:
Short-term investments	104	104	—	—
Government securities	1,321	—	1,321	—
Corporate bonds	571	—	571	—
Mortgage/Asset-backed securities	8	—	8	—
Insurance contracts	203	—	203	—
Investments in private funds:
Private funds	136	—	—	136
Hedge funds	56	—	—	56
Real estate funds	157	—	—	157

	$4,527	$596	$3,582	$349

	Non-U.S. Plans
	December 31, 2011
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$371	$249	$122	$—
Non-U.S. companies	1,343	233	1,110	—
Fixed income investments:
Short-term investments	78	78	—	—
Government securities	1,175	—	1,175	—
Corporate bonds	463	—	463	—
Mortgage/Asset-backed securities	5	—	5	—
Insurance contracts	197	—	197	—
Investments in private funds:
Private funds	112	—	—	112
Hedge funds	54	—	—	54
Real estate funds	160	—	—	160

	$3,958	$560	$3,072	$326

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize changes in the fair value of Level 3 assets for the years ended December 31, 2012 and 2011:

	U.S. Plans
	Private Funds	Direct Private Investments	Hedge Funds	Real Estate Funds	Real Estate Properties
Balance at December 31, 2010	$1,053	$167	$77	$214	$494
Actual return on plan assets:
Relating to assets still held at year-end	(9)	4	(7)	26	41
Relating to assets sold during the year	—	8	4	—	—
Purchases	163	31	13	48	19
Sales and settlements	(168)	(49)	(27)	(32)	(1)

Balance at December 31, 2011	1,039	161	60	256	553
Actual return on plan assets:
Relating to assets still held at year-end	44	12	11	16	29
Relating to assets sold during the year	(1)	6	1	(1)	—
Purchases	147	65	4	31	41
Sales and settlements	(129)	(17)	(24)	(48)	(28)

Balance at December 31, 2012	$1,100	$227	$52	$254	$595

	Non-U.S. Plans
	Private Funds	Hedge Funds	Real Estate Funds
Balance at December 31, 2010	$89	$55	$169
Actual return on plan assets:
Relating to assets still held at year-end	2	(1)	7
Relating to assets sold during the year	3	—	2
Purchases	13	—	—
Sales and settlements	5	—	(18)

Balance at December 31, 2011	112	54	160
Actual return on plan assets:
Relating to assets still held at year-end	3	2	8
Relating to assets sold during the year	3	—	—
Purchases	21	—	21
Sales and settlements	(3)	—	(32)

Balance at December 31, 2012	$136	$56	$157

Our U.S. pension assets at December 31, 2012 and 2011 include $1,241 and $976 million, respectively, in notional derivative exposure primarily related to outstanding equity futures contracts. Our non-U.S. pension assets at December 31, 2012 include $55 million in notional derivative exposure primarily related to outstanding equity futures contracts. The Company enters into futures contracts to gain exposure to certain markets.

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

Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2012, 2011 and 2010, we were not required to make contributions to our U.S. pension plans, however, we made voluntary contributions of $792, $1,650 and $1,000 million, respectively, primarily to improve the funded status of our plans. These contributions do not reflect benefits paid directly from Company assets. In 2013, we expect to make cash contributions of approximately $150 million ($113 million was made in January 2013) to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards. We do not have any required contributions for our U.S. defined benefit pension plans in 2013.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2013	$1,043	$196
2014	1,045	200
2015	1,087	205
2016	1,075	210
2017	1,071	215
2018-2022	5,448	1,162

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

	December 31,
	2012	2011
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2019	2017

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$5	$(3)
Effect on postretirement benefit obligation	$158	$(82)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2013	$160	$149
2014	150	139
2015	141	131
2016	133	122
2017	124	114
2018-2022	505	456

Employee Savings Plans

We sponsor employee savings plans under which we match, in the form of our common stock, savings plan contributions for certain eligible employees. Shares issued under the stock match plans were 2.4, 2.6, and 2.4 million at a cost of $144, $138 and $105 million in 2012, 2011, and 2010, respectively.

Note 24—Segment Financial Data

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

•

Performance Materials and Technologies includes Advanced Materials (fluorocarbons, hydrofluoroolefins, caprolactam, resins, ammonium sulfate for fertilizer, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, and electronic materials and chemicals) and UOP (process technology, products, including catalysts and absorbents, and services for the petroleum refining, gas processing, petrochemical, renewable energy and other industries).

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

	Years Ended December 31,
	2012	2011	2010
Net Sales
Aerospace
Product	$6,999	$6,494	$5,868
Service	5,041	4,981	4,815

Total	12,040	11,475	10,683
Automation and Control Solutions
Product	13,610	13,328	11,733
Service	2,270	2,207	2,016

Total	15,880	15,535	13,749
Performance Materials and Technologies
Product	5,642	5,064	4,449
Service	542	595	277

Total	6,184	5,659	4,726
Transportation Systems
Product	3,561	3,859	3,192
Service	—	—	—

Total	3,561	3,859	3,192
Corporate
Product	—	—	—
Service	—	1	—

Total	—	1	—

	$37,665	$36,529	$32,350

Depreciation and amortization
Aerospace	$211	$208	$224
Automation and Control Solutions	352	364	368
Performance Materials and Technologies	215	216	222
Transportation Systems	85	96	97
Corporate	63	64	59

	$926	$948	$970

Segment Profit
Aerospace	$2,279	$2,023	$1,835
Automation and Control Solutions	2,232	2,083	1,770
Performance Materials and Technologies	1,154	1,042	749
Transportation Systems	432	485	353
Corporate	(218)	(276)	(222)

	$5,879	$5,357	$4,485

Capital expenditures
Aerospace	$191	$174	$158
Automation and Control Solutions	143	153	131
Performance Materials and Technologies	328	282	188
Transportation Systems	129	133	78
Corporate	93	48	89

	$884	$790	$644

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31,
	2012	2011	2010
Total Assets
Aerospace	$8,977	$9,109	$8,604
Automation and Control Solutions	18,754	19,127	18,183
Performance Materials and Technologies	6,396	5,402	4,938
Transportation Systems	2,047	1,991	1,806
Corporate	5,679	4,179	4,303

	$41,853	$39,808	$37,834

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Segment Profit	$5,879	$5,357	$4,485
Other income/ (expense)(1)	25	33	69
Interest and other financial charges	(351)	(376)	(386)
Stock compensation expense(2)	(170)	(168)	(163)
Pension ongoing expense(2)	(36)	(105)	(185)
Pension mark-to-market expense(2)	(957)	(1,802)	(471)
Other postretirement income/(expense)(2)	(72)	86	(29)
Repositioning and other charges(2)	(443)	(743)	(598)

Income from continuing operations before taxes	$3,875	$2,282	$2,722

(1)	Equity income/(loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 25—Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
United States	$22,379	$21,005	$18,858	$3,118	$2,956	$2,892
Europe	9,118	9,604	8,367	932	919	924
Other International	6,168	5,920	5,125	951	929	908

	$37,665	$36,529	$32,350	$5,001	$4,804	$4,724

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $5,126, $4,549 and $3,629 million in 2012, 2011 and 2010, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment—net.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 26—Supplemental Cash Flow Information

	Years Ended December 31,
	2012	2011	2010
Payments for repositioning and other charges:
Severance and exit cost payments	$(136)	$(161)	$(151)
Environmental payments	(320)	(270)	(266)
Insurance receipts for asbestos related liabilities	122	134	141
Asbestos related liability payments	(169)	(171)	(163)

	$(503)	$(468)	$(439)

Interest paid, net of amounts capitalized	$344	$378	$410
Income taxes paid, net of refunds	919	578	80
Non-cash investing and financing activities:
Common stock contributed to savings plans	144	138	105
Common stock contributed to U.S. pension plans	—	—	400
Marketable securities contributed to non-U.S. pension plans	—	—	242

Note 27—Unaudited Quarterly Financial Information

	2012
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,307	$9,435	$9,342	$9,581	$37,665
Gross Profit	2,427	2,513	2,534	1,900	9,374
Amounts attributable to Honeywell
Income from continuing operations less net income attributable to the noncontrolling interest	823	902	950	251	2,926
Income from discontinued operations	—	—	—	—	—

Net income attributable to Honeywell	823	902	950	251	2,926
Earnings per share—basic
Income from continuing operations	1.06	1.15	1.21	0.32	3.74
Income from discontinued operations	—	—	—	—	—

Net income attributable to Honeywell	1.06	1.15	1.21	0.32	3.74
Earnings per share—assuming dilution
Income from continuing operations	1.04	1.14	1.20	0.32	3.69
Income from discontinued operations	—	—	—	—	—

Net income attributable to Honeywell	1.04	1.14	1.20	0.32	3.69
Dividends paid per share	0.3725	0.3725	0.3725	0.4100	1.53
Market Price per share
High	61.78	61.29	61.72	64.29	64.29
Low	55.18	52.92	53.60	59.15	52.92

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
Earnings per share—basic
Income (loss) from continuing operations	0.87	1.01	0.88	(0.40)	2.38
Income from discontinued operations	0.03	0.02	0.23	—	0.27

Net income (loss) attributable to Honeywell	0.90	1.03	1.11	(0.40)	2.65
Earnings per share—assuming dilution
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
HONEYWELL INTERNATIONAL INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 15, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2012.

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2012, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

The members of the Audit Committee of our Board of Directors are: George Paz (Chair), Kevin Burke, D. Scott Davis, Linnet Deily, and Judd Gregg. The Board has determined that Mr. Paz is the “audit committee financial expert” as defined by applicable SEC rules and that Mr. Paz, Mr. Burke, Mr. Davis, and Ms. Deily satisfy the “accounting or related financial management expertise” criteria established by the NYSE. All members of the Audit Committee are “independent” as that term is defined in applicable SEC Rules and NYSE listing standards.

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

EQUITY COMPENSATION PLANS

As of December 31, 2012 information about our equity compensation plans is as follows:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	45,349,354	(1)	$47.13	(2)	35,209,070	(3)
Equity compensation plans not approved by security holders	594,679	(4)	N/A	(5)	N/A	(6)

Total	45,944,033		47.13		35,209,070

(1)

Equity compensation plans approved by shareowners that are included in column (a) of the table are the 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2011 Stock Incentive Plan”), the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2006 Stock Incentive Plan”), the 2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2003 Stock Incentive Plan”) and the 1993 Stock Plan for Employees of Honeywell International Inc. and its Affiliates (the “1993 Stock Plan”) (35,204,087 shares of Common Stock to be issued for options with a weighted average term of 6.28 years; 26,000 shares to be issued for stock appreciation rights (“SARs”); 8,081,006 RSUs subject to continued employment; ; and 1,688,194 deferred RSUs of earned and vested awards where delivery of shares has been deferred); and the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “2006 Non-Employee Director Plan”) and the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “1994 Non-Employee Director Plan”) (335,334 shares of Common Stock to be issued for options; and 14,733 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table due to the net share settlement process used by the Company (whereas the value of shares required to meet employee statutory minimum tax withholding requirements are not issued).

1,092,801 growth plan units were issued for the performance cycle commencing on January 1, 2010 and ending December 31, 2011 pursuant to the 2006 Stock Incentive Plan. The second and final payment related to these growth plan units will be paid in March 2013. 1,535,800 growth plan units were issued for the performance cycle commencing January 1, 2012 and ending December 31, 2013 pursuant to the 2011 Stock Incentive Plan. 50% of the payment related to these growth plan units, if any, will be paid in March 2014 and the remaining 50% will be paid in March 2015, subject to active employment on the payment dates.

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

(2)

Column (b) relates to stock options and does not include any exercise price for RSUs or growth plan units granted to employees or non-employee directors under equity compensation plans approved by shareowners. RSUs do not have an exercise price because their value is dependent upon attainment of certain performance goals or continued employment or service and they are settled for shares of Common Stock on a one-for-one basis. Growth plan units are denominated in cash units and the ultimate value of the award is dependent upon attainment of certain performance goals.

(3)

The number of shares that may be issued under the 2011 Stock Incentive Plan as of December 31, 2012 is 32,796,373 which includes the following additional shares under the 2011 Stock Incentive Plan (or any Prior Plan as defined in the 2011 Stock Incentive Plan) that may again be available for issuance: shares that are settled for cash, expire, are canceled, are tendered in satisfaction of an option exercise price or tax withholding obligations, are reacquired with cash tendered in satisfaction of an option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, and are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2006 Stock Incentive Plan, the 2003 Stock Incentive Plan, the 1993 Stock Plan, or the 1994 Non-Employee Director Plan.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2012 is 2,225,764. This plan is an umbrella plan for four plans maintained solely for eligible employees of participating non-U.S. countries. More than 50% of the shares distributed under the Honeywell Global Stock Plan have been distributed to participants in one sub-plan, the Global Employee Stock Purchase Plan. As of February 1, 2013, the Global Employee Stock Purchase

Plan was terminated and all shares remaining in the plan on that date were transferred to direct registration accounts maintained by the Corporation’s stock transfer agent. 20,692 Company matching shares awarded to participants in 2009 vested in November 2012, and an additional 17,506 shares were credited to participants’ accounts as a result of dividend reinvestment.

Another sub-plan of the Honeywell Global Stock Plan, the UK Sharebuilder Plan, allows an eligible UK employee to contribute a specified percentage of their taxable earnings that is then invested in shares. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. The match share percentage for 2012 was 62.50%. Matched shares are subject to a three-year vesting schedule. Shares taken out of the plan before five years lose their tax-favored status. For the year ending December 31, 2012, 100,678 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

The remaining two sub-plans of the Honeywell Global Stock Plan, the Honeywell International Technologies Employees Share Ownership Plan (Ireland) and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme, allow eligible employees in Ireland to contribute specified percentages of base pay, bonus or performance pay that are then invested in Common Stock. Shares must be held in trust for at least two years and lose their tax-favored status if they are taken out of the plan before three years. For the year ending December 31, 2012, 19,712 shares of Common Stock were credited to participants’ accounts under these two plans.

The remaining 186,933 shares included in column (c) are shares remaining for future grants under the 2006 Non-Employee Director Plan.

(4)

Equity compensation plans not approved by shareowners that are included in the table are the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, and the AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries.

The Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2012 is 565,113.

The AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan. No further deferrals can be made under this plan. The number of shares of Common Stock that remain to be issued under this expired plan as of December 31, 2012 is 29,566.

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

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2012 and 2011 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(2.) Consolidated Financial Statement Schedules:	Page Number in Form 10-K
Schedule II—Valuation and Qualifying Accounts	130

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

See the Exhibit Index of this Annual Report on Form 10-K	125

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 15, 2013	By:	/s/ Adam M. Matteo

Adam M. Matteo Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*

David M. Cote Chairman of the Board, Chief Executive Officer and Director	Linnet F. Deily Director

*	*

Gordon M. Bethune Director	Judd Gregg Director

*	*

Kevin Burke Director	Clive R. Hollick Director

*	*

Jaime Chico Pardo Director	Grace Lieblein Director

*	*

D. Scott Davis Director	George Paz Director

*

Bradley T. Sheares, Ph.D. Director

/s/ David J. Anderson	/s/ Adam M. Matteo

David J. Anderson Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Adam M. Matteo Vice President and Controller (Principal Accounting Officer)

*By:	/s/ David J. Anderson

(David J. Anderson Attorney-in-fact)

February 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed April 27, 2010)
3(ii)	By-laws of Honeywell International Inc., as amended December 14, 2012 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed December 14, 2012)
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

10.1*

2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2006 and Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.2*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005

10.3*

Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003), and amended by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008

10.4*

Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.5*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2010 and by Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012

10.6*

Honeywell International Inc. Severance Plan for Senior Executives, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2009 and by the attached amendment (filed herewith)

10.7*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc., and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008)

Exhibit No.	Description

10.8*

Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.9*

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

10.11*

Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003), and amended by Exhibit 10.14 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.12*

Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.16 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.13*

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002), and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008 and Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.14*	2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Award Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed February 7, 2005)
10.15*

2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Restricted Unit Agreement (incorporated by reference to Exhibit 10.21 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.16*	Stock Plan For Non-Employee Directors of Honeywell International Inc. Option Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 29, 2005)
10.17*

Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.18*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.19*

Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2008 and Exhibit 10.25 to Honeywell’s 10-K for the year ended December 31, 2009

10.20*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.1 to Honeywell’s 10-Q for the quarter ended March 31, 2011

Exhibit No.	Description

10.21*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.22*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.23*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2010)

10.24*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.25*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011

10.26*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.27*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.28*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
10.29*

Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007) and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.30*

Letter Agreement dated October 6, 2010 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.34 to Honeywell’s Form 10-K for the year ended December 31, 2010) and amended by Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2012

10.31*	Employee Non-Competition Agreement dated October 26, 2010 for Andreas Kramvis (incorporated by reference to Exhibit 10.35 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.32*

2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2010)

10.33*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.37 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.34*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (incorporated by reference to Exhibit 10.38 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.35*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.36*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by the attached amendment (filed herewith)

Exhibit No.	Description

10.37*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012)

10.38*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012)

10.39*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.42 to Honeywell’s Form 10-K for the year ended December 31, 2011)

10.40*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.41*

Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2011)

10.42

Amended and Restated Five Year Credit Agreement dated as of April 2, 2012 by and among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and The Royal Bank of Scotland PLC, as documentation agents, and Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 5, 2012)

10.43

Stock and Asset Purchase Agreement dated June 9, 2008, by and between Honeywell International Inc. and BE Aerospace, Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed June 11, 2008)

10.44

Tender Offer Agreement dated May 19, 2010 by and among Sperian Protection S.A., Honeywell International Inc. and Honeywell Holding France SAS (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2010)

10.45

Stock and Asset Purchase Agreement dated January 27, 2011 by and among Honeywell International Inc., Rank Group Limited and Autoparts Holdings Limited, (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed January 31, 2011)

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

HONEYWELL INTERNATIONAL INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2012
(Dollars in millions)

Allowance for Doubtful Accounts:
Balance December 31, 2009	$230
Provision charged to income	145
Deductions from reserves	(111)
Acquisitions	8

Balance December 31, 2010	272
Provision charged to income	79
Deductions from reserves	(112)
Acquisitions	14

Balance December 31, 2011	253
Provision charged to income	100
Deductions from reserves	(129)
Acquisitions	2

Balance December 31, 2012	$226

Deferred Tax Assets—Valuation Allowance
Balance December 31, 2009	$578
Additions charged to income tax expense	129
Reductions credited to income tax expense	(90)
Reductions due to expiring NOLs	(7)
Reductions due to capital loss carryforwards	(1)
Reductions credited to equity	(17)
Additions charged to goodwill	44

Balance December 31, 2010	636
Additions charged to income tax expense	109
Reductions credited to income tax expense	(152)
Reductions due to expiring NOLs	(8)
Reductions due to capital loss carryforwards	(5)
Reductions credited to equity	(13)
Additions charged to goodwill	24

Balance December 31, 2011	591
Additions charged to income tax expense	72
Reductions credited to income tax expense	(54)
Reductions due to expiring NOLs	(2)
Additions due to capital loss carryforwards	14
Additions charged to equity	12
Reductions credited to goodwill	(35)

Balance December 31, 2012	$598