Form 10-Q
period 2013-03-31
HONEYWELL INTERNATIONAL INC
filed 2013-04-19
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 786,783,943 shares of Common Stock outstanding at March 31, 2013.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2012.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

ITEM 1.	FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions, except per share amounts)

Product sales	$7,474	$7,377
Service sales	1,854	1,930
Net sales	9,328	9,307

Costs, expenses and other
Cost of products sold	5,567	5,571
Cost of services sold	1,216	1,309
	6,783	6,880
Selling, general and administrative expenses	1,229	1,231
Other (income) expense	(28)	(15)
Interest and other financial charges	84	89
	8,068	8,185
Income before taxes	1,260	1,122
Tax expense	291	297
Net income	969	825
Less: Net income attributable to the noncontrolling interest	3	2
Net income attributable to Honeywell	$966	$823

Earnings per share of common stock- basic	$1.23	$1.06

Earnings per share of common stock- assuming dilution	$1.21	$1.04

Cash dividends per share of common stock	$0.4100	$0.3725

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.

Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)

Net income	$969	$825
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(381)	189

Prior service cost recognized during year	3	2
Actuarial losses recognized during year	6	7
Settlements and curtailments	—	2
Pension and other postretirement benefits adjustments	9	11

Unrealized gains for the period	54	43
Changes in fair value of available for sale investments	54	43

Effective portion of cash flow hedges recognized in other comprehensive income	—	25
Less: Reclassification adjustment for gains (losses) included in net income	(1)	6
Changes in fair value of effective cash flow hedges	1	19

Other comprehensive income (loss), net of tax	(317)	262

Comprehensive income	652	1,087
Less: Comprehensive income attributable to noncontrolling interest	3	4
Comprehensive income attributable to Honeywell	$649	$1,083

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2013	2012
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,539	$4,634
Accounts, notes and other receivables	7,585	7,429
Inventories	4,297	4,235
Deferred income taxes	672	669
Investments and other current assets	588	631
Total current assets	17,681	17,598

Investments and long-term receivables	738	623
Property, plant and equipment - net	4,948	5,001
Goodwill	12,386	12,425
Other intangible assets - net	2,384	2,449
Insurance recoveries for asbestos related liabilities	654	663
Deferred income taxes	1,842	1,889
Other assets	1,167	1,205
Total assets	$41,800	$41,853

LIABILITIES
Current liabilities:
Accounts payable	$4,444	$4,736
Short-term borrowings	86	76
Commercial paper	1,200	400
Current maturities of long-term debt	626	625
Accrued liabilities	6,755	7,208
Total current liabilities	13,111	13,045

Long-term debt	5,787	6,395
Deferred income taxes	683	628
Postretirement benefit obligations other than pensions	1,338	1,365
Asbestos related liabilities	1,300	1,292
Other liabilities	5,896	5,913

Redeemable noncontrolling interest	152	150

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,446	4,358
Common stock held in treasury, at cost	(8,748)	(8,801)
Accumulated other comprehensive income (loss)	(1,656)	(1,339)
Retained earnings	18,442	17,799
Total Honeywell shareowners’ equity	13,442	12,975
Noncontrolling interest	91	90
Total shareowners’ equity	13,533	13,065
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$41,800	$41,853

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Cash flows from operating activities:
Net income attributable to Honeywell	$966	$823
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	248	230
Repositioning and other charges	128	122
Net payments for repositioning and other charges	(98)	(104)
Pension and other postretirement expense	1	36
Pension and other postretirement benefit payments	(171)	(289)
Stock compensation expense	54	51
Deferred income taxes	27	132
Excess tax benefits from share based payment arrangements	(24)	(12)
Other	(33)	(7)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(142)	(40)
Inventories	(51)	(108)
Other current assets	18	(28)
Accounts payable	(295)	(203)
Accrued liabilities	(287)	(407)
Net cash provided by operating activities	341	196
Cash flows from investing activities:
Expenditures for property, plant and equipment	(148)	(152)
Proceeds from disposals of property, plant and equipment	—	1
Increase in investments	(174)	(84)
Decrease in investments	166	92
Cash paid for acquisitions, net of cash acquired	(122)	(1)
Other	(33)	22
Net cash used for investing activities	(311)	(122)
Cash flows from financing activities:
Net increase in commercial paper	800	349
Net increase in short-term borrowings	8	7
Proceeds from issuance of common stock	164	90
Proceeds from issuance of long-term debt	7	2
Payments of long-term debt	(600)	—
Excess tax benefits from share based payment arrangements	24	12
Repurchases of common stock	(139)	—
Cash dividends paid	(322)	(291)
Net cash (used for)/provided by financing activities	(58)	169
Effect of foreign exchange rate changes on cash and cash equivalents	(67)	47
Net (decrease)/increase in cash and cash equivalents	(95)	290
Cash and cash equivalents at beginning of period	4,634	3,698
Cash and cash equivalents at end of period	$4,539	$3,988

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (the “Company) at March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2013 and 2012 were March 30, 2013 and March 31, 2012, respectively.

The financial information as of March 31, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

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

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

periods beginning after December 15, 2012. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued amendments to guidance for obligations resulting from joint and several liability arrangements. The amended guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the sum of (1) the amount of the obligation within the scope of this guidance is fixed at the reporting date, as the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments should be applied retrospectively to all prior periods presented for obligations within the scope of guidance that exist at the beginning of an entity’s fiscal year of adoption. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The initial adoption has no impact on our consolidated financial position and results of operations.

Note 3. Acquisitions

In December 2012, the Company entered into a definitive agreement to acquire Intermec, Inc. (Intermec) a leading provider of mobile computing, radio frequency identification solutions (RFID) and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments for $10 per share in cash, or an aggregate purchase price of approximately $600 million, net of cash acquired. Intermec is a U.S. public company which operates globally and had reported 2012 revenues of approximately $790 million. The transaction is expected to close by the end of the second quarter of 2013, pending regulatory review by the United States and the European Commission. The acquisition is expected to be funded with available cash and the issuance of commercial paper. Intermec will be integrated into our Automation and Control Solutions segment.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2013	2012
Severance	$38	$15
Asset impairments	—	9
Exit costs	2	8
Reserve adjustments	(7)	(7)
Total net repositioning charge	33	25

Asbestos related litigation charges, net of insurance	41	36
Probable and reasonably estimable environmental liabilities	54	61
Total net repositioning and other charges	$128	$122

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,
	2013	2012
Cost of products and services sold	$108	$119
Selling, general and administrative expenses	20	3
	$128	$122

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,
	2013	2012
Aerospace	$22	$1
Automation and Control Solutions	9	(1)
Performance Materials and Technologies	(1)	14
Transportation Systems	40	52
Corporate	58	56
	$128	$122

In the quarter ended March 31, 2013, we recognized repositioning charges totaling $ 40 million primarily for severance costs related to workforce reductions of 647 manufacturing and administrative positions mainly in our Aerospace and Automation and Control Solutions segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $7 million of previously established accruals in our Performance Materials and Technologies and Automation and Control Solutions segments were returned to income in the first quarter of 2013 due primarily to lower than expected costs in completing the exit of a product line.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

In the quarter ended March 31, 2012 we recognized repositioning charges totaling $ 32 million including severance costs of $ 15 million related to workforce reductions of 618 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $ 9 million principally related to manufacturing plant and equipment associated with the exit from a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $ 8 million related to closure obligations associated with the planned shutdown of a manufacturing facility and exit of a product line as discussed above. Also, $7 million of previously established accruals for severance in our Automation and Control Solutions segment were returned to income in the first quarter of 2012 due primarily to fewer employee separations than originally planned associated with prior severance programs.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2012	$276	$—	$47	$323
Charges	38	—	2	40
Usage - cash	(28)	—	(3)	(31)
Usage - noncash	—	—	—	—
Foreign currency translation	(5)	—	(1)	(6)
Adjustments	(4)	—	(3)	(7)
March 31, 2013	$277	$—	$42	$319

Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs includes asset set-up and moving, product recertification and requalification, and employee retention, training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2011 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in 2013 and 2012 which we were not able to recognize at the time the actions were initiated were not significant.

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$15	$12	$7	$34
Costs incurred during
Year ended December 31, 2011	(1)	—	—	(1)
Year ended December 31, 2012	(2)	(3)	(1)	(6)
Current year-to-date	—	(1)	—	(1)
Remaining exit and disposal costs at March 31, 2013	$12	$8	$6	$26

In the quarter ended March 31, 2013, we recognized a charge of $ 54 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $ 41 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31,

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

2013, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 17, Commitments and Contingencies.

In the quarter ended March 31, 2012, we recognized a charge of $ 61 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $ 36 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of March 31, 2012, net of probable insurance recoveries.

Note 5. Other (income) expense

	Three Months Ended March 31,
	2013	2012

Equity (income) loss of affiliated companies	$(9)	$(10)
Interest income	(17)	(14)
Foreign exchange	2	10
Other, net	(4)	(1)
	$(28)	$(15)

Note 6. Earnings Per Share

The details of the earnings per share calculations for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
Basic	2013	2012
Net income attributable to Honeywell	966	823
Weighted average shares outstanding	785.8	777.3
Earnings per share of common stock	$1.23	$1.06

	Three Months Ended March 31,
Assuming Dilution	2013	2012
Net income attributable to Honeywell	966	823

Average Shares
Weighted average shares outstanding	785.8	777.3
Dilutive securities issuable - stock plans	11.3	10.8
Total weighted average shares outstanding	797.1	788.1

Earnings per share of common stock	$1.21	$1.04

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2013 and 2012, the number of stock options excluded from the computations were 2.7 and 9.6 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts, Notes and Other Receivables

	March 31, 2013	December 31, 2012

Trade	$7,217	$6,940
Other	609	737
	7,826	7,677
Less: Allowance for doubtful accounts	(241)	(248)
	$7,585	$7,429

Trade Receivables includes $1,580, and $1,495 million of unbilled balances under long-term contracts as of March 31, 2013 and December 31, 2012, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	March 31, 2013	December 31, 2012
Raw materials	$1,102	$1,152
Work in process	866	859
Finished products	2,494	2,421
	4,462	4,432
Reduction to LIFO cost basis	(165)	(197)
	$4,297	$4,235

Note 9. Goodwill and Other Intangible Assets - Net

The change in the carrying amount of goodwill for the three months ended March 31, 2013 by segment is as follows:

	December 31, 2012	Acquisitions	Divestitures	Currency Translation Adjustment	March 31, 2013
Aerospace	$2,075	$—	$—	$(12)	$2,063
Automation and Control Solutions	8,343	80	—	(115)	8,308
Performance Materials and Technologies	1,810	12	—	(4)	1,818
Transportation Systems	197	—	—	—	197
	$12,425	$92	$—	$(131)	$12,386
12

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Other intangible assets are comprised of:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated| Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,228	$(855)	$373	$1,224	$(841)	$383
Customer relationships	1,747	(649)	1,098	1,736	(625)	1,111
Trademarks	180	(104)	76	179	(103)	76
Other	299	(183)	116	311	(157)	154
	3,454	(1,791)	1,663	3,450	(1,726)	1,724
Indefinite life intangibles:
Trademarks	721	—	721	725	—	725
	$4,175	$(1,791)	$2,384	$4,175	$(1,726)	$2,449

Amortization expense related to intangible assets was $82 million and $65 million for the three months ended March 31, 2013 and 2012, respectively.

We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2013 and determined that there was no impairment as of that date.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Long-term Debt and Credit Agreements

	March 31, 2013	December 31, 2012
4.25% notes due 2013	$—	$600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.2%-9.5% maturing at various dates through 2023	359	366
	6,413	7,020
Less: current portion	(626)	(625)
	$5,787	$6,395

The schedule of principal payments on long term debt is as follows:

March 31, 2013
2013	$25
2014	664
2015	54
2016	454
2017	409
Thereafter	4,807
6,413
Less: current portion	(626)
$5,787

In the first quarter of 2013, the Company repaid $600 million of its 4.25 percent notes. The repayment was funded with the issuance of commercial paper.

As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of March 31, 2013 and December 31, 2012 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as Short-term borrowings.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At March 31, 2013 and December 31, 2012, we had contracts with notional amounts of $6,111 million and $8,506 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, Canadian dollar, British pound, Mexican peso, Chinese renminbi, Indian rupee, Czech koruna, Hong Kong dollar, Singapore dollar, Romanian leu, Swiss franc, Swedish krona, Thai baht and Korean won.

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At March 31, 2013 and December 31, 2012, we had contracts with notional amounts of $9 million and $17 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2013 and December 31, 2012, interest rate swap agreements designated as fair value hedges effectively changed $1,400

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

million of fixed rate debt at a rate of 4.09 to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Assets:
Foreign currency exchange contracts	$44	$52
Available for sale investments	591	518
Interest rate swap agreements	132	146
Forward commodity contracts	1	1

Liabilities:
Foreign currency exchange contracts	$39	$32
Forward commodity contracts	1	1

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

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$211	$209	$199	$200
Liabilities
Long-term debt and related current maturities	$6,413	$7,409	$7,020	$8,152

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

As of March 31, 2013, the Company had nonfinancial assets with a net book value of $4 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $4 million in the three months ended March 31, 2013. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates. As of March 31, 2012, the Company had nonfinancial assets, specifically property, plant and equipment, with a net book value of $11 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $11 million in the three months ended March 31, 2012 primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

		March 31,	December 31,
Designated as a Hedge	Balance Sheet Classification	2013	2012
Foreign currency exchange contracts	Accounts, notes, and other receivables	$43	$37
Interest rate swap agreements	Other assets	132	146
Forward commodity contracts	Accounts, notes, and other receivables	1	1

Not Designated as a Hedge	Balance Sheet Classification
Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$15

Fair value of derivatives classified as liabilities consist of the following:

		March 31,	December 31,
Designated as a Hedge	Balance Sheet Classification	2013	2012
Foreign currency exchange contracts	Accrued liabilities	$32	$29
Forward commodity contracts	Accrued liabilities	1	1

Not Designated as a Hedge	Balance Sheet Classification

Foreign currency exchange contracts	Accrued liabilities	$7	$3

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

	Three Months Ended
	March 31,
Designated Cash Flow Hedge	2013	2012
Foreign currency exchange contracts	$1	$39
Forward commodity contracts	—	(9)

Gains (losses) reclassified from accumulated other comprehensive income to income consist of the following:

		Three Months Ended
Designated		March 31,
Cash Flow Hedge	Income Statement Location	2013	2012
Foreign currency exchange contracts	Product sales	$2	$3
	Cost of products sold	(3)	3
	Sales & general administrative	—	6

Forward commodity contracts	Cost of products sold	$—	$(6)

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three months ended March 31, 2013 and 2012 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2013 and 2012, we recognized $14 million of losses in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three months ended March 31, 2013 and 2012, we recognized $46 million of expense and $10 million of income, respectively in Other (Income) Expense.

Note 12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total

Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(381)	—	54	—	(327)
Amounts reclassified from accumulated other comprehensive income	—	9	—	1	10
Net current period other comprehensive income (loss)	(381)	9	54	1	(317)
Balance at March, 31, 2013	$(25)	$(1,839)	$211	$(3)	$(1,656)

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2013
	Amortization of Pension and Other Postretirement Items		(Gains)/Losses on Cash Flow Hedges
	Actuarial Losses Recognized	Prior Service Costs Recognized	Foreign Currency Exchange Contracts	Total
Affected Line in the Consolidated Statement of Operations:
Product sales	$—	$—	$(2)	$(2)
Cost of products sold	7	2	3	12
Cost of services sold	1	1	—	2
Selling, general and administrative expenses	2	1	—	3
Total before tax	$10	$4	$1	$15
Tax expense				(5)
Total reclassifications for the period, net of tax				$10

Note 13. Noncontrolling Interest

Changes in noncontrolling interest consist of the following:
	Three Months Ended
	March 31,
	2013	2012
Balance beginning of period, December 31	$90	$96
Comprehensive income (loss) attributable to noncontrolling interest	(2)	4
Other owner changes	3	(1)
Balance end of period, March 31	$91	$99

In the three months ended March 31, 2013, there was a $1 million decrease to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

In the three months ended March 31, 2012, there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

Note 14. Redeemable Noncontrolling Interest

On October 22, 2012, the Company acquired a 70 percent controlling interest in Thomas Russell Co. During the calendar year 2016, Honeywell has the right to acquire and the noncontrolling shareholder has the right to sell to Honeywell the remaining 30 percent interest at a price based on a multiple of Thomas Russell Co.’s average annual operating income from 2013 to 2015, subject to a predetermined cap and floor. Additionally,

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Honeywell has the right to acquire the remaining 30 percent interest for a fixed price equivalent to the cap at any time on or before December 31, 2015. Noncontrolling interests with redemption features, such as the arrangement described above, that are not solely within the Company’s control are considered redeemable noncontrolling interests. Redeemable noncontrolling interest is considered temporary equity and is therefore reported outside of permanent equity on the Company’s Consolidated Balance Sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. The Company accretes changes in the redemption value over the period from the date of acquisition to the date that the redemption feature becomes puttable. The Company will reflect redemption value adjustments in the earnings per share calculation if redemption value is in excess of the fair value of the noncontrolling interest.

The rollforward of redeemable noncontrolling interest as of March 31, 2013 is as follows:

Three Months Ended
March 31,
2013
Balance beginning of period, December 31	$150
Net income	5
Distributions	(7)
Adjustments to redemption value	1
Other	3
Balance end of period, March 31	$152

Note 15. Segment Financial Data

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

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net Sales
Aerospace
Product	$1,706	$1,705
Service	1,205	1,245
Total	2,911	2,950
Automation and Control Solutions
Product	3,239	3,251
Service	547	537
Total	3,786	3,788
Performance Materials and Technologies
Product	1,615	1,467
Service	102	148
Total	1,717	1,615
Transportation Systems
Product	914	954
Service	—	—
Total	914	954
	$9,328	$9,307

Segment Profit
Aerospace	$551	$534
Automation and Control Solutions	523	491
Performance Materials and Technologies	374	319
Transportation Systems	111	120
Corporate	(51)	(49)
Total Segment Profit	1,508	1,415

Other income (expense)(a)	19	5
Interest and other financial charges	(84)	(89)
Stock compensation expense(b)	(54)	(51)
Pension ongoing income (expense)(b)	21	(13)
Other postretirement income (expense)(b)	(22)	(23)
Repositioning and other charges (b)	(128)	(122)
Income before taxes	$1,260	$1,122

(a) Equity income (loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

	Three Months Ended
	U.S. Plans		Non-U.S. Plans
Pension Benefits	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$68	$64	$14	$12
Interest cost	168	184	54	55
Expected return on plan assets	(268)	(255)	(77)	(72)
Amortization of prior service cost	6	7	(1)	—
Settlements and curtailments	—	—	—	2
	$(26)	$—	$(10)	$(3)

	Three Months Ended
Other Postretirement Benefits	March 31,
	2013	2012
Service cost	$—	$—
Interest cost	12	14
Amortization of prior service (credit)	(1)	(3)
Recognition of actuarial losses	10	11
	$21	$22

In the first quarter of 2013, Honeywell made cash contributions of $134 million to our non-U.S. pension plans.

If required, a mark to market adjustment will be recorded in the fourth quarter of 2013 in accordance with our pension accounting method as described in Note 1 to our financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

Note 17. Commitments and Contingencies

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2012	$654
Accruals for environmental matters deemed probable and reasonably estimable	54
Environmental liability payments	(43)
Other	20
March 31, 2013	$685

Environmental liabilities are included in the following balance sheet accounts:

	March 31,	December 31,
	2013	2012
Accrued liabilities	$305	$304
Other liabilities	380	350
	$685	$654

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2012	$653	$1,119	$1,772
Accrual for update to estimated liability	49	2	51
Asbestos related liability payments	(42)	(1)	(43)
March 31, 2013	$660	$1,120	$1,780

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2012	$138	$569	$707
Probable insurance recoveries related to estimated liability	10	—	10
Insurance receipts for asbestos related liabilities	(8)	(11)	(19)
March 31, 2013	$140	$558	$698

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31,	December 31,
	2013	2012
Other current assets	$44	$44
Insurance recoveries for asbestos related liabilities	654	663
	$698	$707

Accrued liabilities	$480	$480
Asbestos related liabilities	1,300	1,292
	$1,780	$1,772

NARCO Products – On January 4, 2002, NARCO filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing of NARCO’s petition in 2002, the U.S. Bankruptcy Court for the Western District of Pennsylvania (“the Bankruptcy Court”) issued an injunction staying the prosecution of NARCO-related asbestos claims against the Company, which stay has continuously remained in place. In November 2007, the Bankruptcy Court confirmed NARCO’s Third Amended Plan of Reorganization (NARCO Plan of Reorganization). All challenges to the NARCO Plan of Reorganization were fully resolved in the third quarter of 2010. The NARCO Plan of Reorganization cannot become effective, however, until the Plan of Reorganization of certain NARCO affiliates also becomes effective. The affiliates’ Plan was confirmed by the Bankruptcy Court and affirmed by the District Court during the first quarter of 2013 and became final on April 12, 2013. The debtors are targeting April 30, 2013 as the effective date for both the NARCO and affiliates Plans. We expect that the stay enjoining litigation against NARCO and Honeywell will remain in effect until the effective date of the NARCO Plan of Reorganization.

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

When the NARCO Plan of Reorganization becomes effective, in connection with its implementation, a federally authorized 524(g) trust (“NARCO Trust”) will be established for the evaluation and resolution of all existing and future NARCO asbestos claims. When the NARCO Trust is established, both Honeywell and NARCO will be entitled to a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the Trust. The NARCO Trust will review submitted claims and determine award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth all criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell will provide input to the detailed controls design of the NARCO Trust, and has on-going audit rights to review and monitor claims processor’s adherence to the established requirements of the Trust Distribution Procedures and as a means of detecting and deterring irregularities in claims.

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

Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At March 31, 2013, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended	Year Ended
	March 31,	December 31,
Claims Activity	2013	2012	2011
Claims Unresolved at the beginning of period	23,141	22,571	22,480
Claims Filed during the period	1,151	3,920	3,592
Claims Resolved during the period(a)	(716)	(3,350)	(3,501)
Claims Unresolved at the end of period	23,576	23,141	22,571

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

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2013	2012	2011
Mesothelioma and Other Cancer Claims	5,619	5,367	4,943
Nonmalignant Claims	17,957	17,774	17,628
Total Claims	23,576	23,141	22,571

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in whole dollars)
Malignant claims	$49,000	$48,000	$54,000	$50,000	$65,000
Nonmalignant claims	$1,400	$1,000	$1,300	$200	$1,500

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

Honeywell v. United Auto Workers (“UAW”) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (“MCBAs”) between Honeywell and the UAW. The Company is seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the “CAPS”) set forth in the MCBAs may be implemented, effective January 1, 2012. In September 2011, the UAW and certain retiree defendants filed a motion to dismiss the New Jersey action and filed suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The UAW and retiree plaintiffs subsequently filed a motion for class certification and a motion for partial summary judgment in the Michigan action, seeking a ruling that retirees who retired prior to the initial inclusion of the CAPS in the 2003 MCBA are not covered by the CAPS as a matter of law. In December 2011, the New Jersey action was dismissed on forum grounds. Honeywell appealed the New Jersey

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

court’s dismissal to the United States Court of Appeals for the Third Circuit. The Third Circuit denied the appeal. Honeywell has now answered the UAW’s complaint in Michigan and has asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The parties stipulated to the certification of a class of all potentially affected retirees, surviving spouses, and eligible dependents. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $175 million, reflecting the estimated value of these CAPS.

Given the uncertainty inherent in litigation and investigations (including the specific matter referenced above), we do not believe it is possible to develop estimates of reasonably possible loss in excess of current accruals for these matters (other than as specifically set forth above). Considering our past experience and existing accruals, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners

of Honeywell International Inc.:

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2013 and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2013 and 2012 and the consolidated statement of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, of comprehensive income, of shareowners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

April 19, 2013

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

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell” or the “Company”) for the three months ended March 31, 2013. The financial information as of March 31, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

A.	Results of Operations – three months ended March 31, 2013 compared with the three months ended March 31, 2012

Net Sales

	Three Months Ended
	March 31,
	2013	2012
Net sales	$9,328	$9,307
% change compared with prior period	—

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Volume	(2)%
Price	1%
Acquisitions/Divestitures	1%
—

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended
	March 31,
	2013	2012
Cost of products and services sold	$6,783	$6,880
% change compared with prior period	(1)%

Gross Margin percentage	27.3%	26.1%

Cost of products and services sold decreased by $97 million or 1 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 principally due to a decrease in direct and indirect material costs of approximately $80 million (driven substantially by lower volume and increased productivity) and a decrease in pension expense of approximately $25 million.

Gross margin percentage increased by 1.2 percentage points in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to higher segment gross margin in our Automation and Control Solutions and Performance Materials and Technologies segments (approximately 0.6 percentage point impact collectively), decrease in pension expense (approximately 0.3 percentage point impact) and lower repositioning and other charges allocated to cost of products and services sold (approximately 0.1 percentage point impact).

For further discussion of segment results see Review of Business Segments.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2013	2012
Selling, general and administrative expense	$1,229	$1,231
Percent of sales	13.2%	13.2%

Selling, general and administrative expenses as a percentage of sales was flat in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 driven by disciplined cost management offset by merit increases and acquisitions.

Other (Income) Expense

	Three Months Ended
	March 31,
	2013	2012
Equity (income)/loss of affiliated companies	$(9)	$(10)
Interest income	(17)	(14)
Foreign exchange	2	10
Other, net	(4)	(1)
	$(28)	$(15)

Other income of $28 million increased by $13 million during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Interest and Other Financial Charges

	Three Months Ended
	March 31,
	2013	2012
Interest and other financial charges	$84	$89
% change compared with prior period	(6)%

Interest and other financial charges decreased by $5 million in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to lower borrowing costs.

Tax Expense

	Three Months Ended
	March 31,
	2013	2012
Tax expense	$291	$297
Effective tax rate	23.1%	26.5%

The effective tax rate decreased by 3.4 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to retroactive law changes in the U.S. partially offset by retroactive law changes in Germany and increased tax expense for reserves in various jurisdictions.

The effective tax rate for the period ending in 2013 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates, benefits from manufacturing incentives and U.S. tax credits.

The effective tax rate for the period ending in 2012 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates and benefits from manufacturing incentives.

Net Income Attributable to Honeywell

	Three Months Ended
	March 31,
	2013	2012

Net income attributable to Honeywell	$966	$823
Earnings per share of common stock – assuming dilution	$1.21	$1.04

Earnings per share of common stock – assuming dilution increased by $ 0.17 per share in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to increased segment profit in our Aerospace, Automation and Control Solutions and Performance Materials and Technologies segments and lower pension expense.

Review of Business Segments

	Three Months Ended
	March 31,
	2013	2012
Net Sales
Aerospace
Product	$1,706	$1,705
Service	1,205	1,245
Total	2,911	2,950
Automation and Control Solutions
Product	3,239	3,251
Service	547	537
Total	3,786	3,788
Performance Materials and Technologies
Product	1,615	1,467
Service	102	148
Total	1,717	1,615
Transportation Systems
Product	914	954
Service	—	—
Total	914	954
	$9,328	$9,307

Segment Profit
Aerospace	$551	$534
Automation and Control Solutions	523	491
Performance Materials and Technologies	374	319
Transportation Systems	111	120
Corporate	(51)	(49)
Total Segment Profit	1,508	1,415

Other income (expense)(a)	19	5
Interest and other financial charges	(84)	(89)
Stock compensation expense(b)	(54)	(51)
Pension ongoing income (expense)(b)	21	(13)
Other postretirement income (expense)(b)	(22)	(23)
Repositioning and other charges (b)	(128)	(122)
Income before taxes	$1,260	$1,122

(a) Equity income (loss) of affiliated companies is included in Segment Profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended
	March 31,		%
	2013	2012	change
Aerospace Sales
Commercial:
Original equipment
Air transport and regional	$451	$415	9%
Business and general aviation	229	256	(11)%
Aftermarket
Air transport and regional	700	728	(4)%
Business and general aviation	339	347	(2)%
Defense and Space	1,192	1,204	(1)%
Total Aerospace Sales	2,911	2,950

Automation and Control Solutions Sales
Energy Safety & Security	2,003	1,972	2%
Process Solutions	707	722	(2)%
Building Solutions & Distribution	1,076	1,094	(2)%
Total Automation and Control Solutions Sales	3,786	3,788

Performance Materials and Technologies Sales
UOP	775	579	34%
Advanced Materials	942	1,036	(9)%
Total Performance Materials and Technologies Sales	1,717	1,615

Transportation Systems Sales
Transportation Systems	914	954	(4)%
Total Transportation Systems Sales	914	954

Net Sales	$9,328	$9,307
36

Aerospace

	Three Months Ended
	March 31,
	2013	2012	% Change
Net sales	$2,911	$2,950	(1)%

Cost of products and services sold	2,180	2,207
Selling, general and administrative expenses	126	156
Other	54	53
Segment profit	$551	$534	3%

	2013 vs. 2012
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	(1)%	2%
Other	—	1%

Total % Change	(1)%	3%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended
	March 31,
	% of Aerospace		% Increase/
	Sales		(Decrease)
Customer End-Markets	2013	2012	In Sales
Commercial original equipment:
Air transport and regional	15%	14%	9%
Business and general aviation	8%	9%	(11)%
Commercial original equipment	23%	23%	1%

Commercial aftermarket:
Air transport and regional	24%	25%	(4)%
Business and general aviation	12%	12%	(2)%
Commercial aftermarket	36%	37%	(3)%

Defense and space	41%	40%	(1)%
Total	100%	100%	(1)%

Aerospace sales decreased by 1 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 driven primarily by decreased volumes in our commercial aftermarket and defense and space businesses.

Details regarding the change in sales by customer end-markets are as follows:

Commercial OE sales increased by 1 percent (1 percent organic) in the quarter ended March 31, 2013 due to the following:

•	Air transport and regional OE sales increased by 9 percent (9 percent organic) in the quarter ended March 31, 2013 driven primarily by higher volumes to our OE customers, consistent with higher production rates and a favorable platform mix.

•	Business and general aviation OE sales decreased by 11 percent (negative 12 percent organic) in the quarter ended March 31, 2013 driven by lower sales to our OE customers reflecting higher than normal shipments in the first quarter of 2012 coupled with an unfavorable impact from the Hawker Beechcraft bankruptcy, partially offset by a favorable 2 percent impact from a reduction in payments to business and general aviation OE Manufacturers (OEM payments) to offset their pre-production costs associated with new aircraft platforms.

Commercial aftermarket sales decreased by 3 percent in the quarter ended March 31, 2013 due to the following:

•	Air transport and regional aftermarket sales decreased by 4 percent in the quarter ended March 31, 2013 primarily as a result of decreased sales of spare parts reflecting higher than normal shipments in the first quarter of 2012, partially offset by increased global flying hours of approximately 2 percent.

•	Business and general aviation aftermarket sales decreased by 2 percent in the quarter ended March 31, 2013 primarily due to reduced revenue associated with fewer maintenance events partially offset by a higher uptake in retrofit, modifications, and upgrades.

Defense and space sales decreased by 1 percent (negative 1 percent organic) in the quarter ended March 31, 2013 primarily due to anticipated program ramp downs in the U.S., partially offset by international aftermarket sales.

Aerospace segment profit increased by 3 percent in the quarter ended March 31, 2013 compared with quarter ended March 31, 2012 due primarily to a 2 percent increase in operational segment profit and a 1 percent favorable impact from a reduction in OEM payments, discussed above. The increase in operational segment profit is driven by the favorable impact of higher price and productivity, net of inflation (including the absence of prior year unfavorable impact of the Hawker Beechcraft bankruptcy), partially offset by lower commercial aftermarket and defense and space demand. Cost of products and services sold totaled $2.2 billion for the quarter ended March 31, 2013, a decrease of approximately $27 million which is primarily a result of the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended
	March 31,
	2013	2012	% Change
Net sales	$3,786	$3,788	—
Cost of products and services sold	2,501	2,523
Selling, general and administrative expenses	685	700
Other	77	74
Segment profit	$523	$491	7%
38

	2013 vs. 2012
	Three Months Ended
	March, 31
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	—	7%

Total % Change	—	7%

Automation and Control Solutions (“ACS”) sales were flat in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012.

•	Sales in our Energy, Safety & Security businesses increased by 2 percent (1 percent organic) in the quarter ended March 31, 2013 principally due to (i) higher sales volumes of our environmental and combustion controls products primarily the result of normal seasonality in 2013 as compared to the 2012 mild winter and improved residential HVAC market conditions; and (ii) higher sales volumes due to continued strong U.S. residential market conditions and new product introductions in the security business partially offset by decreases in sales volumes of our sensing and control products primarily the result of softness in industrial end markets.

•	Sales in our Process Solutions business decreased 2 percent (negative 1 percent organic) in the quarter ended March 31, 2013 reflecting several large project completions in the prior year partially offset by service and software solutions growth.

•	Sales in our Building Solutions & Distribution businesses decreased by 2 percent (negative 1 percent organic) in the quarter ended March 31, 2013 principally due to softness in the U.S. energy retrofit business partially offset by increased sales volume in our Americas Distribution business due to continued strong U.S. residential market conditions.

ACS segment profit increased by 7 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to the positive impact from price and productivity, net of inflation. Cost of products and services sold totaled $2.5 billion in 2013, a decrease of approximately $22 million which is primarily due to productivity and lower sales volumes partially offset by inflation.

Performance Materials and Technologies

	Three Months Ended
	March 31,
	2013	2012	Change
Net sales	$1,717	$1,615	6%
Cost of products and services sold	1,206	1,169
Selling, general and administrative expenses	118	111
Other	19	16
Segment profit	$374	$319	17%
39

	2013 vs. 2012
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	(2)%	13%
Acquisitions and divestitures, net	8%	4%

Total % Change	6%	17%

Performance Materials and Technologies sales increased by 6 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 due to an 8 percent growth from acquisitions partially offset by a decrease in organic sales of 2 percent.

•	UOP sales increased 34 percent (10 percent organic) in the quarter ended March 31, 2013 compared to March 31, 2012 primarily driven by (i) the favorable impact from acquisitions, and (ii) higher volume of petrochemical catalysts and increased equipment revenues, reflecting continued strength in our end markets.

•	Advanced Materials sales decreased by 9 percent in the quarter ended March 31, 2013 compared to March 31, 2012 primarily driven by planned plant outages in our Fluorine Products and Resins and Chemicals businesses.

Performance Materials and Technologies segment profit increased by 17 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 due to a 13 percent increase in operational segment profit and a 4 percent increase from acquisitions. The increase in operational segment profit is primarily due to higher UOP sales volume as discussed above and favorable price, net of inflation, and partially offset by continued investment to support growth. Cost of products and services sold totaled $1.2 billion in the quarter ended March 31, 2013, an increase of $37 million which is primarily due to acquisitions and inflation partially offset by lower sales volumes in Advanced Materials.

The Company is in the process of upgrading its Metropolis Works nuclear conversion facility, a Fluorine Products facility, as required by the U.S. Nuclear Regulatory Commission (NRC). Since the second quarter of 2012 production at the Metropolis facility has been suspended. It will recommence upon completion of certain seismic-related upgrades and final review by the NRC. The Company believes that completion of the upgrades to the facility could be completed by the end of the second quarter of 2013. The continued suspension of operations and the cost of the plant upgrades are not expected to have a material negative impact on Performance Materials and Technologies’ 2013 results of operations.

Transportation Systems

	Three Months Ended
	March 31,
	2013	2012	Change
Net sales	$914	$954	(4)%
Cost of products and services sold	751	784
Selling, general and administrative expenses	39	35
Other	13	15
Segment profit	$111	$120	(8)%
40

	2013 vs. 2012
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	(4)%	(7)%
Foreign exchange	—	(1)%

Total % Change	(4)%	(8)%

Transportation Systems sales decreased by 4 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 driven by a decrease in organic sales. Lower sales were primarily driven by decreased light vehicle production in Europe and lower aftermarket sales partially offset by new platform launches, including higher turbo gas penetration in North America and China.

Transportation Systems segment profit decreased by 8 percent in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. The decrease in operational segment profit is primarily due to unfavorable pricing and decreased volume, partially offset by productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business). Cost of products and services sold totaled $751 million in the quarter ended March 31, 2013, a decrease of $33 million which is primarily a result of decreased volume and increased productivity.

Repositioning and Other Charges

See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three months ended March 31, 2013. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2013 compared with 2012 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $31 million in the first three months of 2013 and were funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions will approximate a total of $175 million in 2013 and will be funded through operating cash flows.

B.	Liquidity and capital resources

Cash flow summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, are summarized as follows:

	2013	2012
Cash provided by/(used for):
Operating activities	$341	$196
Investing activities	(311)	(122)
Financing activities	(58)	169
Effect of exchange rate changes on cash	(67)	47
Net (decrease)/increase in cash and cash equivalents	$(95)	$290

Cash provided by operating activities increased by $145 million during the three months ended March 31, 2013 compared with the three months ended March 31, 2012 primarily due to i) increased net income of $143 million, ii) reduced cash contributions to our pension plans of $122 million, iii) favorable impact from accrued expenses of $120 million (primarily due to increased customer advances) and iv) lower cash tax payments of approximately $30 million, partially offset by i) a $137 million unfavorable impact from working capital (driven by higher receivables primarily due to timing of sales within the quarter and decreased accounts payable primarily due to reduced inventory purchases compared to prior period) and ii) a $135 million unfavorable impact from decreased deferred taxes (excluding the impact of cash taxes).

Cash used for investing activities increased by $189 million during the three months ended March 31, 2013 compared with the three months ended March 31, 2012 primarily due to an increase in cash paid for acquisitions of $121 million and an increase of approximately $55 million in settlement payments of foreign currency exchange contracts which are economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $227 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a decrease in the net proceeds from debt issuances of $143 million and an increase in the net repurchases of common stock of $65 million.

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

In the first quarter of 2013, the Company repaid $600 million of its 4.25% notes. The repayment was funded with the issuance of commercial paper.

In December 2012, the Company entered into a definitive agreement to acquire Intermec, Inc. (Intermec) a leading provider of mobile computing, radio frequency identification solutions (RFID) and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments for $10 per share in cash, or an aggregate purchase price of approximately $600 million, net of cash acquired. Intermec is a U.S. public company which operates globally and had reported 2012 revenues of approximately $790 million. The transaction is expected to close by the end of the second quarter of 2013, pending regulatory review by the United States and the European Commission.  The acquisition is expected to be funded with available cash and the issuance of commercial paper. Intermec will be integrated into our Automation and Control Solutions segment.

In 2013, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash or marketable securities of approximately $150 million to our non-U.S. plans to satisfy regulatory funding standards. Cash contributions of $134 million were made in the first quarter. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

During the first quarter of 2013, the Company repurchased $139 million of outstanding shares. Under the Company’s previously reported $3 billion share repurchase program, $1.5 billion remained available as of March 31, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

We expect the NARCO Plan of Reorganization to be effective in the second quarter of 2013. See Asbestos Matters in Note 17 to the financial statements for further discussion of expected funding obligations in 2013 related to the NARCO Trust.

C.	Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 17 of Notes to Financial Statements.

Critical Accounting Policies

The financial information as of March 31, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 15, 2013.

Recent Accounting Pronouncements

See Note 2 of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

See our 2012 Annual Report on Form 10-K (Item 7A). As of March 31, 2013, there has been no material change in this information.

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

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 17 of Notes to Financial Statements.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

In March 2013, the Company entered into a consent decree with the United States and the Commonwealth of Virginia regarding violations of the Clean Air Act and the air operating permit at the Company’s manufacturing facility in Hopewell, Virginia.  In the settlement, the Company agreed to pay a civil penalty of $3 million, and undertake certain remedial actions.

In addition, the Commonwealth of Virginia has notified Honeywell of potential violations at the Hopewell facility relating to air emissions from the facility’s sulfuric acid plant and certain other equipment.  The Company is investigating the allegations. Although the outcome of this matter cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

Item 2.	Changes in Securities and Use of Proceeds

Honeywell purchased 2,000,000 shares of its common stock, par value $1 per share, in the quarter ending March 31, 2013. Under the Company’s previously reported $3 billion share repurchase program, $1.5 billion remained available as of March 31, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

February 2013	2,000,000	$69.53	2,000,000	$1,459

Item 6.	EXHIBITS

(a) Exhibits. See the Exhibit Index on page 46 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 19, 2013	By:	/s/ Adam M. Matteo
Adam M. Matteo Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)
45

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment to Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002), and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008 and Exhibit 10.17 to Honeywell’s 10-K for the year ended December 31, 2008 (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(1) Data required is provided in Note 6 to the consolidated financial statements in this report.

