Form 10-Q
period 2013-06-30
HONEYWELL INTERNATIONAL INC
filed 2013-07-19
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 784,843,143 shares of Common Stock outstanding at June 30, 2013.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions, except per share amounts)

Product sales	$7,744	$7,475	$15,218	$14,852
Service sales	1,949	1,960	3,803	3,890
Net sales	9,693	9,435	19,021	18,742

Costs, expenses and other
Cost of products sold	5,750	5,582	11,317	11,153
Cost of services sold	1,277	1,340	2,493	2,649
	7,027	6,922	13,810	13,802
Selling, general and administrative expenses	1,281	1,226	2,510	2,457
Other (income) expense	(24)	(23)	(52)	(38)
Interest and other financial charges	80	87	164	176
	8,364	8,212	16,432	16,397
Income before taxes	1,329	1,223	2,589	2,345
Tax expense	307	318	598	615
Net income	1,022	905	1,991	1,730
Less: Net income attributable to the noncontrolling interest	1	3	4	5
Net income attributable to Honeywell	$1,021	$902	$1,987	$1,725
Earnings per share of common stock - basic:	$1.30	$1.15	$2.53	$2.21
Earnings per share of common stock - assuming dilution:	$1.28	$1.14	$2.49	$2.19
Cash dividends per share of common stock	$0.4100	$0.3725	$0.8200	$0.7450

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Dollars in millions)		(Dollars in millions)

Net income	$1,022	$905	$1,991	$1,730
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(75)	(420)	(456)	(231)

Actuarial gains	—	5	—	5
Prior service costs recognized during the year	2	1	5	3
Actuarial losses recognized during year	6	3	12	10
Transition obligation recognized during year	1	1	1	1
Settlements and curtailments	(26)	(4)	(26)	(2)
Pension and other postretirement benefits adjustments	(17)	6	(8)	17

Unrealized gains (losses) for the period	3	(5)	57	38
Changes in fair value of available for sale investments	3	(5)	57	38

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(28)	(48)	(28)	(23)
Less: Reclassification adjustment for gains (losses) included in net income	(6)	(12)	(7)	(6)
Changes in fair value of effective cash flow hedges	(22)	(36)	(21)	(17)
Other comprehensive income (loss), net of tax	(111)	(455)	(428)	(193)

Comprehensive income	911	450	1,563	1,537
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2)	(1)	1	3
Comprehensive income attributable to Honeywell	$913	$451	$1,562	$1,534

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30, 2013	December 31, 2012

	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$4,549	$4,634
Accounts, notes and other receivables	7,655	7,429
Inventories	4,295	4,235
Deferred income taxes	670	669
Investments and other current assets	680	631
Total current assets	17,849	17,598

Investments and long-term receivables	756	623
Property, plant and equipment - net	4,997	5,001
Goodwill	12,640	12,425
Other intangible assets - net	2,393	2,449
Insurance recoveries for asbestos related liabilities	658	663
Deferred income taxes	1,701	1,889
Other assets	1,172	1,205
Total assets	$42,166	$41,853

LIABILITIES
Current liabilities:
Accounts payable	$4,718	$4,736
Short-term borrowings	91	76
Commercial paper	1,200	400
Current maturities of long-term debt	632	625
Accrued liabilities	6,839	7,208
Total current liabilities	13,480	13,045

Long-term debt	5,779	6,395
Deferred income taxes	643	628
Postretirement benefit obligations other than pensions	1,317	1,365
Asbestos related liabilities	1,154	1,292
Other liabilities	5,781	5,913

Redeemable noncontrolling interest	154	150

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,513	4,358
Common stock held in treasury, at cost	(9,062)	(8,801)
Accumulated other comprehensive loss	(1,767)	(1,339)
Retained earnings	19,135	17,799
Total Honeywell shareowners’ equity	13,777	12,975
Noncontrolling interest	81	90
Total shareowners’ equity	13,858	13,065
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$42,166	$41,853

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012

	(Dollars in millions)

Cash flows from operating activities:
Net income attributable to Honeywell	$1,987	$1,725
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	495	455
Loss on sale of non-strategic businesses and assets	—	1
Repositioning and other charges	299	256
Net payments for repositioning and other charges	(297)	(226)
Pension and other postretirement (income) expense	(44)	54
Pension and other postretirement benefit payments	(213)	(597)
Stock compensation expense	91	91
Deferred income taxes	185	189
Excess tax benefits from share based payment arrangements	(81)	(16)
Other	(134)	(104)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(195)	(20)
Inventories	(36)	(78)
Other current assets	4	(15)
Accounts payable	(30)	(191)
Accrued liabilities	(434)	(355)
Net cash provided by operating activities	1,597	1,169
Cash flows from investing activities:
Expenditures for property, plant and equipment	(344)	(352)
Proceeds from disposals of property, plant and equipment	6	1
Increase in investments	(460)	(245)
Decrease in investments	376	158
Cash paid for acquisitions, net of cash acquired	(460)	(64)
Proceeds from sales of businesses, net of fees paid	—	18
Other	19	(59)
Net cash used for investing activities	(863)	(543)
Cash flows from financing activities:
Net increase in commercial paper	800	349
Net increase in short-term borrowings	21	11
Proceeds from issuance of common stock	303	116
Proceeds from issuance of long-term debt	13	42
Payments of long-term debt	(601)	—
Excess tax benefits from share based payment arrangements	81	16
Repurchases of common stock	(602)	—
Cash dividends paid	(665)	(582)
Net cash used for financing activities	(650)	(48)

Effect of foreign exchange rate changes on cash and cash equivalents	(169)	(55)
Net (decrease) increase in cash and cash equivalents	(85)	523
Cash and cash equivalents at beginning of period	4,634	3,698
Cash and cash equivalents at end of period	$4,549	$4,221

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (the “Company”) at June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2013 and 2012 were June 29, 2013 and June 30, 2012, respectively.

The financial information as of June 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

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

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

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

In July 2013, the FASB issued amendments to allow the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the US) to be designated as a benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance. The amendments also allow for the use of different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The initial adoption has no impact on our consolidated financial position and results of operations.

Note 3. Acquisitions

On June 3, 2013, the Company acquired RAE Systems, Inc. (RAE), a global manufacturer of fixed and portable gas and radiation detection systems, and software. The aggregate value, net of cash acquired, was $338 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. On a preliminary basis, the Company has assigned approximately $96 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 8 to 10 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $250 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and serve as entry into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business within our Automation and Control Solutions segment. The goodwill is non-deductible for tax purposes.

The results from the acquisition date through June 30, 2013 are included in the Automation and Control Solutions segment. The results were not material to the consolidated financial statements. As of June 30, 2013, the purchase accounting for RAE is subject to final adjustment primarily for the valuation of inventory and property, plant and equipment, useful lives of intangible assets, amounts allocated to intangible assets and goodwill, for certain pre-acquisition contingencies and for settlement of post closing purchase price adjustments.

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

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The transaction is expected to close in the third quarter 2013, pending regulatory review by the United States.  The acquisition is expected to be funded with available cash and the issuance of commercial paper. Intermec will be integrated into our Automation and Control Solutions segment.

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Severance	$60	$37	$98	$52
Asset impairments	1	2	1	11
Exit costs	—	8	2	16
Adjustments	—	(23)	(7)	(30)
Total net repositioning charge	61	24	94	49

Asbestos related litigation charges, net of insurance	50	43	91	79
Probable and reasonably estimable environmental liabilities	56	67	110	128
Other	4	—	4	—
Total net repositioning and other charges	$171	$134	$299	$256

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of products and services sold	$147	$132	$255	$251
Selling, general and administrative expenses	24	2	44	5
	$171	$134	$299	$256

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Aerospace	$—	$—	$22	$1
Automation and Control Solutions	46	10	55	9
Performance Materials and Technologies	1	—	—	14
Transportation Systems	63	60	103	112
Corporate	61	64	119	120
	$171	$134	$299	$256

In the quarter ended June 30, 2013, we recognized repositioning charges totaling $61 million primarily for severance costs related to workforce reductions of 577 manufacturing and administrative positions primarily in our Automation and Control Solutions and Transportation Systems segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

transformation initiatives, achieving acquisition-related synergies in our Automation and Control Solutions segment, outsourcing of certain non-core components in our Transportation Systems segment and a factory transition in our Automation and Control Solutions segment to a more cost-effective location.

In the quarter ended June 30, 2012, we recognized repositioning charges totaling $47 million including severance costs of $37 million related to workforce reductions of 559 manufacturing and administrative positions in our Automation and Control Solutions, Transportation Systems and Aerospace segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge also included exit costs of $8 million mainly related to closure obligations associated with the planned shutdown of a Transportation Systems manufacturing facility. Also, $23 million of previously established accruals for severance in our Automation and Control Solutions and Aerospace segments were returned to income in the second quarter of 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

In the six months ended June 30, 2013, we recognized repositioning charges totaling $101 million primarily for severance costs related to workforce reductions of 1,224 manufacturing and administrative positions mainly in our Automation and Control Solutions, Aerospace and Transportation Systems segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in our Automation and Control Solutions segment and outsourcing of non-core components in our Transportation Systems segment. Also, $7 million of previously established accruals for severance in our Performance Materials and Technologies and Automation and Control Solutions segments were returned to income in the first six months of 2013 due primarily to lower than expected costs in completing the exit of a product line.

In the six months ended June 30, 2012, we recognized repositioning charges totaling $79 million including severance costs of $52 million related to workforce reductions of 1,177 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge also included asset impairments of $11 million principally related to manufacturing plant and equipment associated with the exit of a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $16 million principally related to closure obligations associated with the planned shutdown of manufacturing facilities and exit of a product line. Also, $30 million of previously established accruals for severance at our Automation and Control Solutions and Aerospace segments were returned to income in the first six months of 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total

December 31, 2012	$276	$—	$47	$323
Charges	98	1	2	101
Usage - cash	(50)	—	(10)	(60)
Usage - noncash	—	(1)	—	(1)
Foreign currency translation	(3)	—	—	(3)
Adjustments	(4)	—	(3)	(7)
June 30, 2013	$317	$—	$36	$353

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

		Automation
		and Control	Transportation
2011 Repositioning Actions	Aerospace	Solutions	Systems	Total
Expected exit and disposal costs	$15	$12	$7	$34
Costs incurred during:
Year ended December 31, 2011	(1)	—	—	(1)
Year ended December 31, 2012	(2)	(3)	(1)	(6)
Current year-to-date	—	(2)	(2)	(4)
Remaining exit and disposal costs at June 30, 2013	$12	$7	$4	$23

In the quarter ended June 30, 2013, we recognized a charge of $56 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $50 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2013, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 17, Commitments and Contingencies. We also recognized other charges of $4 million in connection with the evaluation of potential resolution of a legal matter.

In the quarter ended June 30, 2012, we recognized a charge of $67 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $43 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2012, net of probable insurance recoveries.

In the six months ended June 30, 2013, we recognized a charge of $110 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $91 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2013, net of probable insurance recoveries.

In the six months ended June 30, 2012, we recognized a charge of $128 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $79 million primarily representing an update to our estimated liability for the resolution of Bendix related asbestos claims as of June 30, 2012, net of probable insurance recoveries.

Note 5. Other (Income) Expense

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Equity income of affiliated companies	$(11)	$(14)	$(20)	$(24)
Loss on sale of non-strategic businesses and assets	—	1	—	1
Interest income	(15)	(14)	(32)	(28)
Foreign exchange	1	3	3	13
Other, net	1	1	(3)	—
	$(24)	$(23)	$(52)	$(38)

Note 6. Earnings Per Share

The details of the earnings per share calculations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic	2013	2012	2013	2012
Net income attributable to Honeywell	$1,021	$902	$1,987	$1,725
Weighted average shares outstanding	787.6	781.4	786.7	779.3
Earnings per share of common stock	$1.30	$1.15	$2.53	$2.21

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Assuming Dilution	2013	2012	2013	2012
Net income attributable to Honeywell	$1,021	$902	$1,987	$1,725

Average Shares
Weighted average shares outstanding	787.6	781.4	786.7	779.3
Dilutive securities issuable - stock plans	10.5	9.1	10.9	10.0
Total weighted average shares outstanding	798.1	790.5	797.6	789.3

Earnings per share of common stock	$1.28	$1.14	$2.49	$2.19

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2013, the weighted average number of stock options excluded from the computations were 6.0 and 4.1 million, respectively. For the three and six months ended June 30, 2012, the weighted average number of stock options excluded from the computations were 16.6 and 13.1 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2013	December 31, 2012
Trade	$7,342	$6,940
Other	551	737
	7,893	7,677
Less: Allowance for doubtful accounts	(238)	(248)
	$7,655	$7,429

Trade Receivables includes $ 1,660 and $1,495 million of unbilled balances under long-term contracts as of June 30, 2013 and December 31, 2012, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	June 30, 2013	December 31, 2012
Raw materials	$1,109	$1,152
Work in process	844	859
Finished products	2,507	2,421
	4,460	4,432
Reduction to LIFO cost basis	(165)	(197)
	$4,295	$4,235

Note 9. Goodwill and Other Intangible Assets - Net

The change in the carrying amount of goodwill for the six months ended June 30, 2013 by segment is as follows:

	December 31, 2012	Acquisitions	Currency Translation Adjustment	June 30, 2013
Aerospace	$2,075	$—	$(10)	$2,065
Automation and Control Solutions	8,343	327	(110)	8,560
Performance Materials and Technologies	1,810	12	(4)	1,818
Transportation Systems	197	—	—	197
	$12,425	$339	$(124)	$12,640
13

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,296	$(875)	$421	$1,224	$(841)	$383
Customer relationships	1,758	(678)	1,080	1,736	(625)	1,111
Trademarks	188	(108)	80	179	(103)	76
Other	295	(199)	96	311	(157)	154
	3,537	(1,860)	1,677	3,450	(1,726)	1,724
Indefinite life intangibles:
Trademarks	716	—	716	725	—	725
	$4,253	$(1,860)	$2,393	$4,175	$(1,726)	$2,449

Amortization expense related to intangible assets for the six months ended June 30, 2013 and 2012 was $160 million and $126 million, respectively.

We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2013 and determined that there was no impairment as of that date. No matters have arisen subsequent to that date which have resulted in a change to this assessment.

Note 10. Long-term Debt and Credit Agreements

	June 30, 2013	December 31, 2012
4.25% notes due 2013	$—	$600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.1%-9.5% maturing at various dates through 2023	357	366
	6,411	7,020
Less: current portion	(632)	(625)
	$5,779	$6,395
14

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The schedule of principal payments on long term debt is as follows:

June 30, 2013
2013	$19
2014	670
2015	95
2016	454
2017	409
Thereafter	4,764
6,411
Less: current portion	(632)
$5,779

As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of June 30, 2013 and December 31, 2012 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as Short-term borrowings.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At June 30, 2013 and December 31, 2012, we had contracts with notional amounts of $6,595 million and $8,506 million respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, Canadian dollar, British pound, Mexican peso, Indian rupee, Chinese renminbi, Czech koruna, Hong Kong dollar, Singapore dollar, Romanian leu, Swiss franc, Korean won, Swedish krona and Thai baht.

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At June 30, 2013 and December 31, 2012, we had contracts with notional amounts of $20 million and $17 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2013 and December 31, 2012, interest rate swap agreements designated as fair value hedges effectively changed $1,400 million of fixed rate debt at a rate of 4.09 to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2013	December 31, 2012
Assets:
Foreign currency exchange contracts	$24	$52
Available for sale investments	684	518
Interest rate swap agreements	87	146
Forward commodity contracts	—	1

Liabilities:
Foreign currency exchange contracts	$55	$32
Forward commodity contracts	—	1

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$229	$223	$199	$200
Liabilities
Long-term debt and related current maturities	$6,411	$7,098	$7,020	$8,152

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

At June 30, 2013 the Company had nonfinancial assets with a net book value of $6 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $2 million and $6 million, respectively, in the three and six months ended June 30, 2013. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates.

At June 30, 2012, the Company had nonfinancial assets, specifically property, plant and equipment and intangible assets, with a net book value of $18 million that were accounted for at fair value on a nonrecurring

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

basis. Based on the fair value of these assets the Company recognized losses of $7 million and $18 million, respectively, in the three and six months ended June 30, 2012, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	June 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accounts, notes, and other receivables	$23	$37
Interest rate swap agreements	Other assets	87	146
Forward commodity contracts	Accounts, notes, and other receivables	—	1

Not Designated as a Hedge	Balance Sheet Classification	June 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$15

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	June 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accrued liabilities	$51	$29
Forward commodity contracts	Accrued liabilities	—	1

Not Designated as a Hedge	Balance Sheet Classification	June 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accrued liabilities	$4	$3

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Designated Cash Flow Hedge	2013	2012	2013	2012
Foreign currency exchange contracts	$(40)	$(50)	$(39)	$(11)
Forward commodity contracts	—	—	—	(9)
18

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Gains (losses) reclassified from accumulated other comprehensive income to income consist of the following:

		Three Months Ended		Six Months Ended
Designated		June 30,		June 30,
Cash Flow Hedge	Income Statement Location	2013	2012	2013	2012
Foreign currency exchange contracts	Product sales	$(4)	$(9)	$(2)	$(6)
	Cost of products sold	—	7	(3)	10
	Selling, general and administrative expenses	(2)	(3)	(2)	3

Forward commodity contracts	Cost of products sold	$—	$(7)	$—	$(13)

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and six months ended June 30, 2013 and 2012 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Losses on interest rate swap agreements recognized in earnings were $45 and $59 million in the three and six months ended June 30, 2013. Gains on interest rate swap agreements recognized in earnings were $29 million and $15 million in the three and six months ended June 30, 2012. Losses and gains are fully offset by gains and losses on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and six months ended June 30, 2013, we recognized $34 million of income and $12 million of expense, respectively, in Other (Income) Expense. For the three and six months ended June 30, 2012, we recognized $61 million and $51 million of expense, respectively, in Other (Income) Expense.

Note 12. Accumulated Other Comprehensive Income (Loss)

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total

Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(456)	—	57	(28)	(427)
Amounts reclassified from accumulated other comprehensive income	—	(8)	—	7	(1)
Net current period other comprehensive income (loss)	(456)	(8)	57	(21)	(428)
Balance at June 30, 2013	$(100)	$(1,856)	$214	$(25)	$(1,767)

Reclassifications Out of Accumulated Other Comprehensive Income

	Six Months Ended June 30, 2013
	Amortization of Pension and Other Postretirement Items				(Gains)/Losses on Cash Flow Hedges
Affected Line in the Consolidated Statement of Operations	Actuarial Losses Recognized	Prior Service Costs Recognized	Transition Obligation Recognized	Settlements and Curtailments	Foreign Currency Exchange Contracts	Total

Product sales	$—	$—	$—	$—	$2	$2
Cost of products sold	13	6	1	(30)	3	(7)
Cost of services sold	3	1	—	(6)	—	(2)
Selling, general and administrative expenses	4	1	—	(6)	2	1
Total before tax	$20	$8	$1	$(42)	$7	$(6)
Tax expense						5
Total reclassifications for the period, net of tax						$(1)

Note 13. Noncontrolling Interest

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Changes in noncontrolling interest consist of the following:

	Six Months Ended June 30,
	2013	2012

Balance beginning of period, December 31	$90	96
Comprehensive income (loss) attributable to noncontrolling interest	(9)	3
Dividends paid	(4)	(7)
Other owner changes	4	(2)
Balance end of period, June 30	$81	90

In the six months ended June 30, 2013, there was a $1 million decrease to Honeywell additional paid in capital for sales of existing noncontrolling interests.

In the six months ended June 30, 2012, there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

The roll forward of redeemable noncontrolling interest as of June 30, 2013 is as follows:

Six Months Ended June 30, 2013
Balance beginning of period, December 31	$150
Net income	10
Distributions	(12)
Adjustments to redemption value	3
Other	3
Balance end of period, June 30	$154
21

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Segment Financial Data

Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement income (expense), stock compensation expense, repositioning and other charges and accounting changes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales
Aerospace
Products	$1,767	$1,750	$3,473	$3,455
Services	1,230	1,277	2,435	2,522
Total	2,997	3,027	5,908	5,977
Automation and Control Solutions
Products	3,467	3,407	6,706	6,658
Services	598	555	1,145	1,092
Total	4,065	3,962	7,851	7,750
Performance Materials and Technologies
Products	1,563	1,418	3,178	2,885
Services	121	128	223	276
Total	1,684	1,546	3,401	3,161
Transportation Systems
Products	947	900	1,861	1,854
Services	—	—	—	—
Total	947	900	1,861	1,854
	$9,693	$9,435	$19,021	$18,742
Segment Profit
Aerospace	$583	$562	$1,134	$1,096
Automation and Control Solutions	585	525	1,108	1,016
Performance Materials and Technologies	320	350	694	669
Transportation Systems	126	114	237	234
Corporate	(55)	(58)	(106)	(107)
Total segment profit	1,559	1,493	3,067	2,908

Other income (expense)(a)	13	9	32	14
Interest and other financial charges	(80)	(87)	(164)	(176)
Stock compensation expense(b)	(37)	(40)	(91)	(91)
Pension ongoing income (expense)(b)	25	(9)	46	(22)
Other postretirement income (expense)(b)	20	(9)	(2)	(32)
Repositioning and other charges (b)	(171)	(134)	(299)	(256)
Income before taxes	$1,329	$1,223	$2,589	$2,345

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
22

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$68	$64	$136	$128
Interest cost	168	185	336	369
Expected return on plan assets	(268)	(255)	(536)	(510)
Amortization of prior service cost	6	7	12	14
	$(26)	$1	$(52)	$1

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$14	$12	$28	$24
Interest cost	53	55	107	110
Expected return on plan assets	(75)	(73)	(152)	(145)
Amortization of transition obligation	1	1	1	1
Amortization of prior service (credit)	—	(1)	(1)	(1)
Settlements and curtailments	—	—	—	2
	$(7)	$(6)	$(17)	$(9)

Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost	$—	$—	$—	$—
Interest cost	12	13	24	27
Amortization of prior service (credit)	(2)	(4)	(3)	(7)
Recognition of actuarial losses	10	5	20	16
Settlements and curtailments	(42)	(6)	(42)	(6)
	$(22)	$8	$(1)	$30

Honeywell made cash contributions of $143 million to our non-U.S. pension plans in the first half of 2013.

During the second quarter of 2013, in connection with a new collective bargaining agreement reached with a union group, Honeywell amended its U.S. retiree medical plan eliminating the Company subsidy for these union employees.  The plan amendment resulted in a curtailment gain of $42 million in the second quarter of 2013 which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition of previously unrecognized prior service credits attributable to the future years of service of the union group for which future accrual of benefits has been eliminated.

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2012	$654
Accruals for environmental matters deemed probable and reasonably estimable	110
Environmental liability payments	(108)
Other	20
June 30, 2013	$676

Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2013	December 31, 2012
Accrued liabilities	$304	$304
Other liabilities	372	350
	$676	$654

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

Onondaga Lake, Syracuse, NY—We are implementing a combined dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. We have accrued for our estimated cost of remediating Onondaga Lake based on currently available information and analysis performed by our engineering consultants. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate, consistent with the accounting policy described above.

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

Honeywell’s predecessors owned North American Refractories Company (NARCO) from 1979 to 1986. NARCO produced refractory products (bricks and cement used in high temperature applications). We sold the NARCO business in 1986 and agreed to indemnify NARCO with respect to personal injury claims for products that had been discontinued prior to the sale (as defined in the sale agreement). NARCO retained all liability for all other claims. NARCO and/or Honeywell are defendants in asbestos personal injury cases asserting claims based upon alleged exposure to NARCO asbestos-containing products. Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting. These claims, and the filing of subsequent claims, were stayed continuously since January 4, 2002, the date on which NARCO sought bankruptcy protection (see discussion below).

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2012	$653	$1,119	$1,772
Accrual for update to estimated liability	103	3	106
Asbestos related liability payments	(81)	(75)	(156)
June 30, 2013	$675	$1,047	$1,722

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2012	$138	$569	$707
Probable insurance recoveries related to estimated liability	15	—	15
Insurance receivables settlements	—	2	2
Insurance receipts for asbestos related liabilities	(8)	(19)	(27)
Other	—	5	5
June 30, 2013	$145	$557	$702

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30,	December 31,
	2013	2012
Other current assets	$44	$44
Insurance recoveries for asbestos related liabilities	658	663
	$702	$707

Accrued liabilities	$568	$480
Asbestos related liabilities	1,154	1,292
	$1,722	$1,772

NARCO Products – On January 4, 2002, NARCO filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing of NARCO’s petition in 2002, the U.S. Bankruptcy Court for the Western District of Pennsylvania (“the Bankruptcy Court”) issued an injunction staying the prosecution of NARCO-related asbestos claims against the Company, which stayed in place throughout NARCO’s Chapter 11 case. In November 2007, the Bankruptcy Court confirmed NARCO’s Third Amended Plan of Reorganization (NARCO Plan of Reorganization). All challenges to the NARCO Plan of Reorganization were fully resolved in the third quarter of 2010. The NARCO Plan of Reorganization could not become effective, however, until the Plan of Reorganization of certain NARCO affiliates also became effective. The affiliates’ Plan was confirmed by the Bankruptcy Court and affirmed by the District Court during the first quarter of 2013 and became final on April 12, 2013.

On April 30, 2013, the NARCO Plan of Reorganization became fully effective. In connection with its implementation, a federally authorized 524(g) trust (“NARCO Trust”) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

requiring all asbestos related claims based on exposure to NARCO products to be made against the Trust. The NARCO Trust will review submitted claims and determine award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth all criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell will provide input to the detailed controls design of the NARCO Trust, and has on-going audit rights to review and monitor claims processor’s adherence to the established requirements of the Trust Distribution Procedures and as a means of detecting and deterring irregularities in claims.

In connection with NARCO’s bankruptcy filing, Honeywell agreed to certain obligations which were triggered upon the effective date of the NARCO Plan of Reorganization. As agreed, during the second quarter of 2013, we provided NARCO with $17 million in financing and simultaneously forgave such indebtedness. We also paid $40 million to NARCO’s former parent company and $16 million to certain asbestos claimants whose claims were fully resolved during the pendency of the NARCO bankruptcy proceedings.

Once the NARCO Trust is fully operational, Honeywell will be obligated to fund NARCO asbestos claims submitted to the trust which qualify for payment under the Trust Distribution Procedures, subject to annual caps up to $150 million in any year, provided, however, that the first $100 million of claims processed through the NARCO Trust (the “Initial Claims Amount”) will not count against the first year annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized.

Honeywell will also be responsible for the following funding obligations which are not subject to the annual cap described above: a) previously approved payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings which provide that a portion of these settlements is to be paid by the NARCO Trust, which amounts are estimated at $130 million and are expected to be paid during the first year of trust operations ($62 million of which have been approved and will be paid during the third quarter of 2013) and, b) payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria, which amounts are estimated at $150 million and are expected to be paid during the first two years of trust operations.

Our consolidated financial statements reflect an estimated liability for the amounts discussed above, unsettled claims pending as of the time NARCO filed for bankruptcy protection and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018. In light of the uncertainties inherent in making long-term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value, including trust claim handling costs, of asbestos related future liabilities based on Company specific and general asbestos claims filing rates, expected rates of disease and anticipated claim values. Specifically, the valuation methodology included an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies estimating the number of people likely to develop asbestos related diseases, NARCO asbestos claims filing history, general asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums, the pending inventory of NARCO asbestos claims, disease criteria and payment values contained in the Trust Distribution Procedures and an estimated approval rate of claims submitted to the NARCO Trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous bankruptcy courts addressing 524(g) trusts and resulted in a range of estimated liability for future claims of $743 to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range.

Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At June 30, 2013, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

Projecting future events is subject to many uncertainties that could cause the NARCO related asbestos liabilities or assets to be higher or lower than those projected and recorded. There is no assurance that insurance recoveries will be timely or whether there will be any NARCO related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly, we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30,	Year Ended December 31,
Claims Activity	2013	2012	2011
Claims Unresolved at the beginning of period	23,141	22,571	22,480
Claims Filed during the period	2,357	3,920	3,592
Claims Resolved during the period(a)	(1,436)	(3,350)	(3,501)
Claims Unresolved at the end of period	24,062	23,141	22,571

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

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2013	2012	2011
Mesothelioma and Other Cancer Claims	5,995	5,367	4,943
Nonmalignant Claims	18,067	17,774	17,628
Total Claims	24,062	23,141	22,571
28

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

On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 37 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 30 percent.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the consolidated statement of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

July 19, 2013

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

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell” or the “Company”) for the three and six months ended June 30, 2013. The financial information as of June 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

A.	Results of Operations – three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012

Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$9,693	$9,435	$19,021	$18,742
% change compared with prior period	3%		1%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	1%	(1)%
Price	—	1%
Acquisitions/Divestitures	2%	1%
	3%	1%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of products and services sold	$7,027	$6,922	$13,810	$13,802
% change compared with prior period	2%		—

Gross Margin percentage	27.5%	26.6%	27.4%	26.4%

Cost of products and services sold increased by $105 million or 2 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 principally due to an estimated increase in direct material costs of approximately $90 million and indirect material costs of approximately $50 million driven substantially by a 3 percent increase in sales as a result of the factors (excluding price) discussed above and in the Review of Business Segments section of this MD&A, higher depreciation and amortization expenses of $22 million (most significantly in Performance Materials and Technologies), and increased repositioning actions partially offset by a decrease in pension and other postretirement expenses of approximately $50 million and increased productivity.

Cost of products and services sold was flat in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 principally due to an estimated increase in direct and indirect material costs of approximately $50 million (driven substantially by increased volume in the second quarter of 2013) and higher depreciation and amortization expenses of $40 million (most significantly in Performance Materials and Technologies) offset by a decrease in pension and other postretirement expenses of approximately $80 million and increased productivity.

Gross margin percentage increased by 0.9 percentage point in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 primarily due to higher segment gross margin in our Aerospace and Automation and Control Solutions segments (approximately 1.0 percentage point impact collectively) and decreased pension and other post retirement expense (0.5 percentage point impact collectively) partially offset by lower segment gross margin in our Performance Materials and Technologies segment (approximately 0.4 percentage point impact) and increased repositioning actions (approximately 0.2 percentage point impact).

Gross margin percentage increased by 1.0 percentage point in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 primarily due to higher segment gross margin in our Aerospace and Automation and Control Solutions segments (approximately 0.6 percentage point impact collectively) and decreased pension and other post retirement expense (0.4 percentage point impact collectively).

For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Selling, general and administrative expense	$1,281	$1,226	$2,510	$2,457
Percent of sales	13.2%	13.0%	13.2%	13.1%

Selling, general and administrative expenses (SG&A) increased as a percentage of sales by 0.2 percentage points in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 driven by an estimated $30 million increase in labor costs (primarily acquisitions, investment for growth and merit increases) and $20 million increase in repositioning actions, partially offset by an estimated $10 million decrease in pension and other postretirement expenses and lower bad debt expense.

SG&A increased as a percentage of sales by 0.1 percentage points in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 driven by an estimated $70 million increase in labor costs (primarily merit increases, acquisitions and investment for growth) and a $40 million increase in repositioning actions, partially offset by (i) an estimated $20 million decrease in pension and other postretirement expenses, (ii) lower bad debt expense, and (iii) disciplined cost management.

Other (Income) Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Equity income of affiliated companies	$(11)	$(14)	$(20)	$(24)
Loss on sale of non-strategic businesses and assets	—	1	—	1
Interest income	(15)	(14)	(32)	(28)
Foreign exchange	1	3	3	13
Other, net	1	1	(3)	—
	$(24)	$(23)	$(52)	$(38)

Other Income (Expense) increased by $14 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 most significantly due to lower foreign exchange expense.

Interest and Other Financial Charges
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and other financial charges	$80	$87	$164	$176
% change compared with prior period	(8)%		(7)%

Interest and other financial charges decreased by $7 million in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 and by $12 million in the six months ended 2013 compared with the six months ended June 30, 2012 primarily due to lower borrowing costs.

Tax Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Tax expense	$307	$318	$598	$615
Effective tax rate	23.1%	26.0%	23.1%	26.2%

The effective tax rate decreased by 2.9 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 primarily due to a decrease in tax expense from the resolution of tax audits.

The effective tax rate decreased by 3.1 percent in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 primarily due to a decrease in tax expense for retroactive law changes in the U.S. and the resolution of tax audits, partially offset by increased tax expense for retroactive law changes in Germany and additional reserves in various jurisdictions.

The effective tax rate for the three and six months periods ending in 2013 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates, benefits from manufacturing incentives and U.S. tax credits.

The effective tax rate for the three and six months periods ending in 2012 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates and benefits from manufacturing incentives.

Net Income Attributable to Honeywell
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to Honeywell	$1,021	$902	$1,987	$1,725

Earnings per share of common stock – assuming dilution	$1.28	$1.14	$2.49	$2.19

Earnings per share of common stock – assuming dilution increased by $0.14 per share in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 primarily due to increased segment profit in our Automation and Control Solutions and Aerospace segments, lower pension and other postretirement expense and the lower tax rate discussed above, partially offset by higher repositioning and other charges.

Earnings per share of common stock – assuming dilution increased by $0.30 per share in the six months ended June 30, 2013 compared with the six months ended June 30, 2012, primarily due to increased segment profit in each of our business segments, lower pension and other postretirement expense and the lower tax rate discussed above, partially offset by higher repositioning and other charges.

Review of Business Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales
Aerospace
Products	$1,767	$1,750	$3,473	$3,455
Services	1,230	1,277	2,435	2,522
Total	2,997	3,027	5,908	5,977
Automation and Control Solutions
Products	3,467	3,407	6,706	6,658
Services	598	555	1,145	1,092
Total	4,065	3,962	7,851	7,750
Performance Materials and Technologies
Products	1,563	1,418	3,178	2,885
Services	121	128	223	276
Total	1,684	1,546	3,401	3,161
Transportation Systems
Products	947	900	1,861	1,854
Services	—	—	—	—
Total	947	900	1,861	1,854
	$9,693	$9,435	$19,021	$18,742

Segment Profit
Aerospace	$583	$562	$1,134	$1,096
Automation and Control Solutions	585	525	1,108	1,016
Performance Materials and Technologies	320	350	694	669
Transportation Systems	126	114	237	234
Corporate	(55)	(58)	(106)	(107)
Total segment profit	1,559	1,493	3,067	2,908

Other income (expense)(a)	13	9	32	14
Interest and other financial charges	(80)	(87)	(164)	(176)
Stock compensation expense(b)	(37)	(40)	(91)	(91)
Pension ongoing income (expense)(b)	25	(9)	46	(22)
Other postretirement income (expense)(b)	20	(9)	(2)	(32)
Repositioning and other charges (b)	(171)	(134)	(299)	(256)
Income before taxes	$1,329	$1,223	$2,589	$2,345

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
36

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	change	2013	2012	change

Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$430	$407	6%	$881	$822	7%
Business and general aviation	264	236	12%	493	492	—
Aftermarket
Air transport and regional	736	725	2%	1,436	1,453	(1)%
Business and general aviation	374	356	5%	713	703	1%
Defense and Space	1,193	1,303	(8)%	2,385	2,507	(5)%
Total Aerospace Sales	2,997	3,027		5,908	5,977

Automation and Control Solutions Sales
Energy Safety & Security	2,081	2,022	3%	4,084	3,994	2%
Process Solutions	795	768	4%	1,502	1,490	1%
Building Solutions & Distribution	1,189	1,172	1%	2,265	2,266	—
Total Automation and Control Solution Sales	4,065	3,962		7,851	7,750

Performance Materials and Technologies
UOP	707	508	39%	1,482	1,087	36%
Advanced Materials	977	1,038	(6)%	1,919	2,074	(7)%
Total Performance Materials and Technologies Sales	1,684	1,546		3,401	3,161

Transportation Systems Sales
Transportation Systems	947	900	5%	1,861	1,854	—
Total Transportation Systems Sales	947	900		1,861	1,854

Net Sales	$9,693	$9,435		$19,021	$18,742

Aerospace

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net sales	$2,997	$3,027	(1)%	$5,908	$5,977	(1)%
Cost of products and services sold	2,218	2,261		4,398	4,468
Selling, general and administrative expenses	145	152		271	308
Other	51	52		105	105
Segment profit	$583	$562	4%	$1,134	$1,096	3%

	2013 vs. 2012
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(1)%	4%	(1)%	3%
Total % Change	(1)%	4%	(1)%	3%
37

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	% of Aerospace		%	% of Aerospace		%
			Increase/			Increase/
	Sales		(Decrease)	Sales		(Decrease)
Customer End-Markets	2013	2012	in Sales	2013	2012	in Sales
Commercial original equipment
Air transport and regional	14%	13%	6%	15%	14%	7%
Business and general aviation	9%	8%	12%	8%	8%	—
Commercial original equipment	23%	21%	8%	23%	22%	5%

Commercial aftermarket
Air transport and regional	25%	24%	2%	25%	24%	(1)%
Business and general aviation	12%	12%	5%	12%	12%	1%
Commercial aftermarket	37%	36%	3%	37%	36%	—

Defense and Space	40%	43%	(8)%	40%	42%	(5)%
Total	100%	100%	(1)%	100%	100%	(1)%

Aerospace sales decreased by 1 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 driven primarily by decreased volumes in our defense and space business, partially offset by increased volumes in our commercial original equipment (OE) business and favorable pricing.

Aerospace sales decreased by 1 percent in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 driven primarily by decreased volumes in our defense and space and commercial aftermarket businesses, partially offset by increased volumes in our commercial original equipment (OE) business and favorable pricing.

Details regarding the changes in sales by customer end-markets are as follows:

Commercial OE sales increased by 8 percent and 5 percent in the quarter and six months ended June 30, 2013, respectively, due to the following:

•	Air transport and regional OE sales increased by 6 percent and 7 percent in the quarter and six months ended June 30, 2013, respectively, driven by higher volumes, consistent with the OE Manufacturers’ higher production rates.

•	Business and general aviation OE sales increased by 12 percent in the quarter ended June 30, 2013 driven by strong demand in the mid to large cabin business aircraft segment.

Business and general aviation OE sales were flat in the six months ended June 30, 2013 primarily due to strong demand in the business jet mid to large cabin segment and favorable reduction in payments to business and general aviation OE Manufacturers (OEM payments), offset by a high volume of shipments in 2012 and the decline in revenue as a result of the 2012 Hawker Beechcraft bankruptcy.

Commercial aftermarket sales increased by 3 percent and were flat for the quarter and six months ended June 30, 2013, respectively, due to the following:

•	Air transport and regional aftermarket sales increased by 2 percent in the quarter ended June 30, 2013, primarily due to favorable pricing and higher spares volumes, driven by global flight hour growth.

Air transport and regional aftermarket sales decreased by 1 percent in the six months ended June 30, 2013, primarily due to lower spares volumes, partially offset by global flight hour growth.

38

•	Business and general aviation aftermarket sales increased by 5 percent in the quarter ended June 30, 2013 and 1 percent in the six months ended June 30, 2013 primarily resulting from higher sales for retrofit, modifications and upgrades.

Defense and space sales decreased by 8 percent and 5 percent in the quarter and six months ended June 30, 2013, respectively. The decreases are primarily due to U.S. government program ramp downs and lower defense budget, as anticipated, partially offset by international aftermarket sales growth.

Aerospace segment profit increased by 4 percent in the quarter ended June 30, 2013 compared with quarter ended June 30, 2012 due to a 4 percent increase in operational segment profit. The increase in operational segment profit is driven by favorable impact from price and productivity, net of inflation, partially offset by lower defense and space sales as discussed above. Cost of products and services sold totaled $2.2 billion for the quarter ended June 30, 2013, a decline of $43 million primarily due to the factors discussed above (excluding price).

Aerospace segment profit increased by 3 percent for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 due to an increase in operational segment profit. The increase in operational segment profit is due to the favorable impact from price and productivity, net of inflation, including the absence of the unfavorable impact of the Hawker Beechcraft bankruptcy (first half of 2012), partially offset by lower defense and space sales as discussed above. Cost of products sold totaled $4.4 billion for the six months ended June 30, 2013, a decrease of approximately $70 million primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net sales	$4,065	$3,962	3%	$7,851	$7,750	1%
Cost of products and services sold	2,690	2,691		5,191	5,214
Selling, general and administrative expenses	714	674		1,399	1,374
Other	76	72		153	146
Segment profit	$585	$525	11%	$1,108	$1,016	9%

	2013 vs. 2012
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	11%	1%	9%
Total % Change	3%	11%	1%	9%

Automation and Control Solutions (“ACS”) sales increased by 3 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 and 1 percent in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 primarily due to organic sales growth.

•	Sales in our Energy, Safety & Security businesses increased by 3 percent in the three months ended June 30, 2013 and 2 percent in the six months ended June 30, 2013 principally due to (i) higher sales volumes of our environmental and combustion controls products primarily the result of improved residential market conditions, new product introductions and normal seasonality in the first quarter of 2013 as compared to the mild winter in the first quarter of 2012, (ii) increases in sales volumes due to improved U.S. residential market conditions and new product introductions in our security business, and (iii) higher sales volumes of our fire systems and sensors in the second quarter driven by growth
39

in all regions, most notably the Americas, partially offset by decreases in sales volumes of our sensing and control products primarily the result of continued softness in industrial end-markets.

•	Sales in our Process Solutions business increased by 4 percent in the three months ended June 30, 2013 and 1 percent in the six months ended June 30, 2013 principally due to increased volume reflecting service and software solutions growth partially offset by the completion of several large projects as expected.

•	Sales in our Building Solutions & Distribution businesses increased by 1 percent in the three months ended June 30, 2013 and were flat in the six months ended June 30, 2013 principally due to increased sales volumes in our Americas Distribution business due to improved U.S. residential market conditions partially offset by continued softness in the U.S. energy retrofit business.

ACS segment profit increased by 11 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 primarily due to the positive impact of price and productivity, net of inflation and higher sales volumes as discussed above. Cost of products and services sold was flat which is primarily due to productivity offset by higher sales volumes and inflation.

ACS segment profit increased by 9 percent in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 primarily due to the positive impact of price and productivity, net of inflation and higher sales volumes as discussed above. Cost of products and services sold totaled $5.2 billion for the six months ended June 30, 2013, a decrease of $23 million which is primarily due to productivity partially offset by inflation and higher sales volumes.

Performance Materials and Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales	$1,684	$1,546	9%	$3,401	$3,161	8%
Cost of products and services sold	1,222	1,080		2,428	2,249
Selling, general and administrative expenses	124	100		242	211
Other	18	16		37	32
Segment profit	$320	$350	(9)%	$694	$669	4%

	2013 vs. 2012
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	—	(14)%	(1)%	(1)%
Acquisitions and divestitures, net	9%	5%	9%	5%
Total % Change	9%	(9)%	8%	4%

Performance Materials and Technologies sales increased by 9 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 due to growth from acquisitions. Performance Materials and Technologies sales increased by 8 percent for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 due to 9 percent growth from acquisitions partially offset by a decrease in organic sales of 1 percent.

•	UOP sales increased by 39 percent (11 percent organic) in the quarter ended June 30, 2013 and 36 percent (10 percent organic) in the six months ended June 30, 2013 driven primarily by (i) the favorable impact of acquisitions and (ii) higher volume of petrochemical catalysts and increased equipment
40

revenues, reflecting continued strength in the end-markets partially offset by decreased licensing revenue in the second quarter of 2013 driven by higher than typical licensing revenues in the second quarter of 2012.

•	Advanced Materials sales decreased by 6 percent in the quarter ended June 30, 2013 and 7 percent in the six months ended June 30, 2013 driven primarily by (i) lower sales volume in Fluorine Products primarily due to the unfavorable impact of unseasonably cool weather on refrigerant volumes and planned plant outages and (ii) lower production volume in Resins and Chemicals which we expect to improve in the second half of 2013.

Performance Materials and Technologies segment profit decreased by 9 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 due to a 14 percent decrease in operational segment profit partially offset by a 5 percent increase from acquisitions. The decrease in operational segment profit is primarily due to continued investment to support growth, inflation and lower Advanced Materials sales volumes partially offset by higher UOP sales volumes as discussed above. Cost of products and services sold totaled $1.2 billion for the quarter ended June 30, 2013, an increase of $142 million which is primarily due to acquisitions and inflation.

Segment profit for the six months ended June 30, 2013 increased 4 percent compared with the six months ended June 30, 2012 due to a 5 percent increase from acquisitions partially offset by decreased operational segment profit of 1 percent. The decrease in operational segment profit is primarily due to continued investment to support growth and lower Advanced Materials sales volumes partially offset by higher UOP sales volume as discussed above and favorable price, net of inflation. Cost of products and services sold totaled $2.4 billion for the six months ended June 30, 2013, an increase of $179 million which is primarily due to acquisitions and inflation partially offset by lower sales volumes in Advanced Materials.

The Company has completed upgrades to its Metropolis Works nuclear conversion facility, a Fluorine Products facility, as required by the U.S. Nuclear Regulatory Commission (NRC). Since the second quarter of 2012 production at the Metropolis facility had been suspended. Operations recommenced in July 2013 after final review and approval by the NRC.

Transportation Systems

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Net sales	$947	$900	5%	$1,861	$1,854	—
Cost of products and services sold	769	734		1,520	1,518
Selling, general and administrative expenses	40	41		79	76
Other	12	11		25	26
Segment profit	$126	$114	11%	$237	$234	1%
41

	2013 vs. 2012
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	5%	11%	—	2%
Foreign exchange	—	—	—	(1)%
Total % Change	5%	11%	—	1%

Transportation Systems sales increased by 5 percent in the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012, primarily due to an increase in organic sales driven by higher global turbo gas penetration and strong growth from new platform launches, partially offset by slightly lower light vehicle production volumes in Europe.

Transportation Systems sales were flat in the six months ended June 30, 2013 when compared with the six months ended June 30, 2012, driven by higher global turbo gas penetration and strong growth from new platform launches, offset by the impact of lower European light vehicle production volumes.

Transportation Systems segment profit increased by 11 percent in the quarter when compared with the quarter ended June 30, 2012 due to an increase in operational segment profit. The increase in operational segment profit is primarily due to an increase in volume and productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business), partially offset by unfavorable pricing. Cost of products and services sold totaled $769 million in the quarter ended June 30, 2013, an increase of $35 million, which is primarily a result of increased volume, partially offset by productivity.

Transportation Systems segment profit for the six months ended June 30, 2013 increased by 1 percent compared with the six months ended June 30, 2012 due to a 2 percent increase from operational segment profit partially offset by a 1 percent decrease from foreign exchange. The increase in operational segment profit is primarily due to an increase in productivity (net of the impact of ongoing projects to drive operational improvement in the Friction Materials business), partially offset by unfavorable pricing. Cost of products and services sold totaled $1.5 billion in the six months ended June 30, 2013, an increase of $2 million, which is primarily a result of increased volume, partially offset by productivity.

Repositioning and Other Charges

See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and six months ended June 30, 2013 and 2012. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2013 compared with 2012 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $60 million in the six months ended June 30, 2013 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions will approximate a total of $175 million in 2013 and will be funded through operating cash flows.

B.	Liquidity and capital resources

Cash flow summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, are summarized as follows:

42

	2013	2012
Cash provided by (used for):
Operating activities	$1,597	$1,169
Investing activities	(863)	(543)
Financing activities	(650)	(48)
Effect of exchange rate changes on cash	(169)	(55)
Net (decrease) increase in cash and cash equivalents	$(85)	$523

Cash provided by operating activities increased by $428 million during the six months ended June 30, 2013 compared with the six months ended June 30, 2012 primarily due to (i) reduced cash contributions to our pension and other post-retirement plans of $384 million, (ii) a $164 million increase of net income before the non-cash pension and other postretirement income, (iii) a $28 million favorable impact from working capital (driven by improved accounts payable and inventory, partially offset by higher receivables primarily due to timing of sales within the quarter), partially offset by (i) decreased accrued expenses of $79 million (primarily due to income tax payments) and (ii) the NARCO Trust establishment payments of $73 million made in the second quarter of 2013.

Cash used for investing activities increased by $320 million during the six months ended June 30, 2013 compared with the six months ended June 30, 2012 primarily due to an increase in cash paid for acquisitions of $396 million (most significantly RAE Systems, Inc.), partially offset by a decrease of approximately $80 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $602 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to an increase in net repurchases of common stock of $415 million and a decrease in the net proceeds from debt issuances of $169 million.

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

On June 3, 2013, the Company acquired RAE Systems, Inc., a global manufacturer of fixed and portable gas and radiation detection systems, and software. The aggregate value, net of cash acquired, was $338 million. The acquisition was funded with available cash. See Acquisitions in Note 3 to the financial statements for further discussion.

In December 2012, the Company entered into a definitive agreement to acquire Intermec, Inc. (Intermec) a leading provider of mobile computing, radio frequency identification solutions (RFID) and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments for $10 per share in cash, or an aggregate purchase price of approximately $600 million, net of cash acquired. Intermec is a U.S. public company which operates globally and had reported 2012 revenues of approximately $790 million. The transaction is expected to close in the third quarter 2013, pending regulatory review by the United States. The acquisition is expected to be funded with available cash and the issuance of commercial paper. Intermec will be integrated into our Automation and Control Solutions segment.

43

In 2013, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash or marketable securities of approximately $155 million to our non-U.S. plans to satisfy regulatory funding standards. Cash contributions of $143 million were made in the first six months. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

During the second quarter of 2013, the Company repurchased $463 million of outstanding shares. Under the Company’s previously reported $3 billion share repurchase program, $1 billion remained available as of June 30, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The NARCO Plan of Reorganization went into effect on April 30, 2013. See Asbestos Matters in Note 17 to the financial statements for further discussion of expected funding obligations in 2013 related to the NARCO Trust.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 17 of Notes to Financial Statements.

Critical Accounting Policies

The financial information as of June 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

See our 2012 Annual Report on Form 10-K (Item 7A). As of June 30, 2013, there has been no material change in this information.

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

44

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

Item 2. Changes in Securities and Use of Proceeds

Honeywell purchased 6,000,000 shares of its common stock, par value $1 per share, in the quarter ending June 30, 2013. Under the Company’s previously reported $3 billion share repurchase program, $1 billion remained available as of June 30, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

May 2013	5,150,000	$76.85	5,150,000	$1,063
June 2013	850,000	$79.46	850,000	$996

Item 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q.
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 19, 2013	By:	/s/ Adam M. Matteo
Adam M. Matteo
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
46

EXHIBIT INDEX

Exhibit No.	Description

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 6 to the consolidated financial statements in this report.
47