Form 10-Q
period 2013-09-30
HONEYWELL INTERNATIONAL INC
filed 2013-10-18
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 784,672,734 shares of Common Stock outstanding at September 30, 2013.

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

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions, except per share amounts)
Product sales	$7,693	$7,332	$22,911	$22,184
Service sales	1,954	2,010	5,757	5,900
Net sales	9,647	9,342	28,668	28,084
Costs, expenses and other
Cost of products sold	5,722	5,474	17,039	16,627
Cost of services sold	1,220	1,334	3,713	3,983
	6,942	6,808	20,752	20,610
Selling, general and administrative expenses	1,242	1,238	3,752	3,695
Other (income) expense	(1)	(16)	(53)	(54)
Interest and other financial charges	80	88	244	264
	8,263	8,118	24,695	24,515
Income before taxes	1,384	1,224	3,973	3,569
Tax expense	377	278	975	893
Net income	1,007	946	2,998	2,676
Less: Net income attributable to the noncontrolling interest	17	(4)	21	1
Net income attributable to Honeywell	$990	$950	$2,977	$2,675
Earnings per share of common stock - basic:	$1.26	$1.21	$3.78	$3.43
Earnings per share of common stock - assuming dilution:	$1.24	$1.20	$3.73	$3.38
Cash dividends per share of common stock	$0.4100	$0.3725	$1.2300	$1.1175

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Net income	$1,007	$946	$2,998	$2,676
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	330	312	(126)	81

Actuarial gains	79	6	79	11
Prior service credit	108	—	108	—
Prior service costs recognized during the year	—	2	5	5
Actuarial losses recognized during year	1	—	13	10
Transition obligation recognized during year	—	—	1	1
Settlements and curtailments	—	—	(26)	(2)
Pension and other postretirement benefits adjustments	188	8	180	25

Unrealized gains (losses) for the period	38	(15)	95	23
Changes in fair value of available for sale investments	38	(15)	95	23

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(4)	31	(32)	8
Less: Reclassification adjustment for gains (losses) included in net income	(4)	(7)	(11)	(13)
Changes in fair value of effective cash flow hedges	—	38	(21)	21

Other comprehensive income (loss), net of tax	556	343	128	150

Comprehensive income	1,563	1,289	3,126	2,826
Less: Comprehensive income (loss) attributable to the noncontrolling interest	17	(2)	18	1
Comprehensive income attributable to Honeywell	$1,546	$1,291	$3,108	$2,825

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,499	$4,634
Accounts, notes and other receivables	7,950	7,429
Inventories	4,455	4,235
Deferred income taxes	707	669
Investments and other current assets	693	631
Total current assets	19,304	17,598

Investments and long-term receivables	830	623
Property, plant and equipment - net	5,107	5,001
Goodwill	13,230	12,425
Other intangible assets - net	2,590	2,449
Insurance recoveries for asbestos related liabilities	653	663
Deferred income taxes	1,457	1,889
Other assets	1,235	1,205
Total assets	$44,406	$41,853

LIABILITIES
Current liabilities:
Accounts payable	$4,791	$4,736
Short-term borrowings	88	76
Commercial paper	2,099	400
Current maturities of long-term debt	632	625
Accrued liabilities	7,053	7,208
Total current liabilities	14,663	13,045

Long-term debt	5,789	6,395
Deferred income taxes	719	628
Postretirement benefit obligations other than pensions	995	1,365
Asbestos related liabilities	1,089	1,292
Other liabilities	5,917	5,913

Redeemable noncontrolling interest	161	150

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,582	4,358
Common stock held in treasury, at cost	(9,166)	(8,801)
Accumulated other comprehensive loss	(1,211)	(1,339)
Retained earnings	19,796	17,799
Total Honeywell shareowners’ equity	14,959	12,975
Noncontrolling interest	114	90
Total shareowners’ equity	15,073	13,065
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$44,406	$41,853

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,998	$2,676
Less: Net income attributable to the noncontrolling interest	21	1
Net income attributable to Honeywell	2,977	2,675
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	740	681
Gain on sale of non-strategic businesses and assets	—	(3)
Repositioning and other charges	419	356
Net payments for repositioning and other charges	(517)	(352)
Pension and other postretirement (income) expense	(61)	81
Pension and other postretirement benefit payments	(253)	(888)
Stock compensation expense	129	131
Deferred income taxes	257	319
Excess tax benefits from share based payment arrangements	(101)	(28)
Other	35	39
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(382)	(160)
Inventories	(94)	(53)
Other current assets	(28)	(77)
Accounts payable	(32)	(220)
Accrued liabilities	(422)	(333)
Net cash provided by operating activities	2,667	2,168
Cash flows from investing activities:
Expenditures for property, plant and equipment	(547)	(586)
Proceeds from disposals of property, plant and equipment	7	2
Increase in investments	(703)	(482)
Decrease in investments	648	287
Cash paid for acquisitions, net of cash acquired	(1,063)	(62)
Proceeds from sales of businesses, net of fees paid	—	18
Other	104	(42)
Net cash used for investing activities	(1,554)	(865)
Cash flows from financing activities:
Net increase in commercial paper	1,699	300
Net increase in short-term borrowings	18	19
Proceeds from issuance of common stock	362	179
Proceeds from issuance of long-term debt	27	86
Payments of long-term debt	(604)	—
Excess tax benefits from share based payment arrangements	101	28
Repurchases of common stock	(769)	—
Cash dividends paid	(995)	(880)
Other	28	—
Net cash used for financing activities	(133)	(268)
Effect of foreign exchange rate changes on cash and cash equivalents	(115)	27
Net increase in cash and cash equivalents	865	1,062
Cash and cash equivalents at beginning of period	4,634	3,698
Cash and cash equivalents at end of period	$5,499	$4,760

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (the “Company”) at September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2013 and 2012 were September 28, 2013 and September 29, 2012, respectively.

The financial information as of September 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

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

In July 2013, the FASB issued amendments to allow the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) to be designated as a benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance. The amendments also allow for the use of different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The initial adoption had no impact on our consolidated financial position and results of operation.

In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The Company is currently assessing the impact of the amended guidance on its consolidated financial position. However, the amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit.

Note 3. Acquisitions

On June 3, 2013, the Company acquired RAE Systems, Inc. (RAE), a global manufacturer of fixed and portable gas and radiation detection systems, and software. The aggregate value, net of cash acquired, was $338 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. On a preliminary basis, the Company has assigned approximately $102 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 3 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $256 million), was recorded as goodwill. This

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and enter into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business within our Automation and Control Solutions segment. The goodwill is non-deductible for tax purposes.

On September 17, 2013, the Company acquired 100 percent of the issued and outstanding shares of Intermec, Inc. (Intermec), a leading provider of mobile computing, radio frequency identification solutions (RFID) and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments. Intermec was a U.S. public company that operated globally and had reported 2012 revenues of $790 million.

The aggregate value, net of cash acquired, was $607 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. On a preliminary basis, the Company has assigned $251 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 4 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $487 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and enter into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business within our Automation and Control Solutions segment. The goodwill is non-deductible for tax purposes.

The results of RAE and Intermec from the acquisition date through September 30, 2013 are included in our Automation and Control Solutions segment. The results were not material to the consolidated financial statements. As of September 30, 2013, the purchase accounting for RAE and Intermec is subject to final adjustment primarily for the amounts allocated to intangible assets and goodwill, useful lives of intangible assets, for certain pre-acquisition contingencies, for settlement of post-closing purchase price adjustments and for the valuation of inventory and property, plant and equipment.

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance	$32	$16	$130	$68
Asset impairments	—	—	1	11
Exit costs	6	—	8	16
Adjustments	(16)	(14)	(23)	(44)
Total net repositioning charge	22	2	116	51

Asbestos related litigation charges,net of insurance	45	45	136	124
Probable and reasonably estimable environmental liabilities	51	53	161	181
Other	2	—	6	—
Total net repositioning and other charges	$120	$100	$419	$356
9

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of products and services sold	$101	$97	$356	$348
Selling, general and administrative expenses	19	3	63	8
	$120	$100	$419	$356

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Aerospace	$1	$—	$23	$1
Automation and Control Solutions	10	—	65	9
Performance Materials and Technologies	10	(1)	10	13
Transportation Systems	42	48	145	160
Corporate	57	53	176	173
	$120	$100	$419	$356

In the quarter ended September 30, 2013, we recognized repositioning charges totaling $38 million primarily for severance costs related to workforce reductions of 487 manufacturing and administrative positions primarily in our Automation and Control Solutions and Performance Materials and Technologies segments. The workforce reductions were primarily related to achieving acquisition-related synergies in our Automation and Control Solutions segment, the shutdown of a manufacturing facility in our Performance Materials and Technologies segment, and a factory transition in our Automation and Control Solutions segment to a more cost-effective location. Also, $16 million of previously established accruals for severance in our Automation and Control Solutions segment were returned to income in the quarter ended September 30, 2013 due mainly to a change in the scope of a previously announced repositioning action.

In the quarter ended September 30, 2012, we recognized repositioning charges totaling $16 million for severance costs related to workforce reductions of 284 manufacturing and administrative positions in our Automation and Control Solutions and Transportation Systems segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $14 million of previously established accruals for severance primarily in our Automation and Control Solutions segment were returned to income in the quarter ended September 30, 2012 due to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

In the nine months ended September 30, 2013, we recognized repositioning charges totaling $139 million primarily for severance costs related to workforce reductions of 1,711 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in our Automation and Control Solutions segment, outsourcing of non-core components in our Transportation Systems segment, the shutdown of a manufacturing facility in our Performance Materials and Technologies segment, and factory transitions in our Automation and Control Solutions segment to more cost-effective locations. Also, $23 million of previously established accruals, primarily for severance, in our Automation and Control Solutions and Performance Materials and Technologies segments were returned to income in the nine months ended September 30, 2013 due primarily to the change in the scope of a previously announced repositioning action and lower than expected costs in completing the exit of a product line.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

In the nine months ended September 30, 2012, we recognized repositioning charges totaling $95 million including severance costs of $68 million related to workforce reductions of 1,461 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge also included asset impairments of $11 million principally related to manufacturing plant and equipment associated with the exit of a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $16 million principally related to closure obligations associated with the planned shutdown of manufacturing facilities and exit of a product line. Also, $44 million of previously established accruals for severance primarily in our Automation and Control Solutions and Aerospace segments were returned to income in the nine months ended September 30, 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2012	$276	$—	$47	$323
Charges	130	1	8	139
Usage - cash	(95)	—	(13)	(108)
Usage - noncash	—	(1)	—	(1)
Foreign currency translation	2	—	—	2
Adjustments	(20)	—	(3)	(23)
September 30, 2013	$293	$—	$39	$332

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

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$15	$12	$7	$34
Costs incurred during:
Year ended December 31, 2011	(1)	—	—	(1)
Year ended December 31, 2012	(2)	(3)	(1)	(6)
Current year-to-date	(1)	(4)	(2)	(7)
Remaining exit and disposal costs at September 30, 2013	$11	$5	$4	$20

In the quarter ended September 30, 2013, we recognized a charge of $51 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $45 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of September 30, 2013, net of probable insurance recoveries. We also recognized other charges of $2 million in connection with

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

the potential resolution of a legal matter. Environmental and Asbestos matters are discussed in detail in Note 17, Commitments and Contingencies.

In the quarter ended September 30, 2012, we recognized a charge of $53 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $45 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of September 30, 2012, net of probable insurance recoveries.

In the nine months ended September 30, 2013, we recognized a charge of $161 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $136 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of September 30, 2013, net of probable insurance recoveries. We also recognized other charges of $6 million primarily related to the resolution of a legal matter.

In the nine months ended September 30, 2012, we recognized a charge of $181 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $124 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of September 30, 2012, net of probable insurance recoveries.

Note 5. Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Equity income of affiliated companies	$(11)	$(12)	$(31)	$(36)
Gain on sale of non-strategic businesses and assets	—	(4)	—	(3)
Interest income	(15)	(14)	(47)	(42)
Foreign exchange	21	15	24	28
Other, net	4	(1)	1	(1)
	$(1)	$(16)	$(53)	$(54)

Note 6. Earnings Per Share

The details of the earnings per share calculations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic	2013	2012	2013	2012
Net income attributable to Honeywell	$990	$950	$2,977	$2,675
Weighted average shares outstanding	786.3	783.6	786.6	780.7
Earnings per share of common stock	$1.26	$1.21	$3.78	$3.43
12

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
Assuming Dilution	2013	2012	2013	2012
Net income attributable to Honeywell	$990	$950	$2,977	$2,675

Average Shares
Weighted average shares outstanding	786.3	783.6	786.6	780.7
Dilutive securities issuable - stock plans	10.8	8.9	10.9	9.7
Total weighted average shares outstanding	797.1	792.5	797.5	790.4

Earnings per share of common stock	$1.24	$1.20	$3.73	$3.38

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2013, the weighted average number of stock options excluded from the computations were 0.2 million and 4.7 million, respectively. For the three and nine months ended September 30, 2012, the weighted average number of stock options excluded from the computations were 16.6 and 14.3 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	September 30, 2013	December 31, 2012

Trade	$7,647	$6,940
Other	547	737
	8,194	7,677
Less: Allowance for doubtful accounts	(244)	(248)
	$7,950	$7,429

Trade Receivables includes $ 1,639 and $1,495 million of unbilled balances under long-term contracts as of September 30, 2013 and December 31, 2012, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	September 30, 2013	December 31, 2012
Raw materials	$1,117	$1,152
Work in process	895	859
Finished products	2,608	2,421
	4,620	4,432
Reduction to LIFO cost basis	(165)	(197)
	$4,455	$4,235
13

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Goodwill and Other Intangible Assets - Net

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 by segment is as follows:

	December 31, 2012	Acquisitions	Currency Translation Adjustment	September 30, 2013
Aerospace	$2,075	$—	$(2)	$2,073
Automation and Control Solutions	8,343	814	(20)	9,137
Performance Materials and Technologies	1,810	13	—	1,823
Transportation Systems	197	—	—	197
	$12,425	$827	$(22)	$13,230

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,392	$(903)	$489	$1,224	$(841)	$383
Customer relationships	1,941	(718)	1,223	1,736	(625)	1,111
Trademarks	194	(114)	80	179	(103)	76
Other	309	(231)	78	311	(157)	154
	3,836	(1,966)	1,870	3,450	(1,726)	1,724

Indefinite life intangibles:
Trademarks	720	—	720	725	—	725
	$4,556	$(1,966)	$2,590	$4,175	$(1,726)	$2,449

Amortization expense related to intangible assets for the three and nine months ended September 30, 2013 was $81 million and $241 million, respectively. Amortization expense related to intangible assets for the three and nine months ended September 30, 2012 was $62 million and $188 million, respectively.

We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2013 and determined that there was no impairment as of that date. No matters have arisen subsequent to that date which have resulted in a change to this assessment.

Note 10. Long-term Debt and Credit Agreements

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2013	December 31, 2012
4.25% notes due 2013	$—	$600
3.875% notes due 2014	600	600
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	37	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	367	366
	6,421	7,020
Less: current portion	(632)	(625)
	$5,789	$6,395

The schedule of principal payments on long-term debt is as follows:

September 30, 2013
2013	$12
2014	674
2015	108
2016	454
2017	409
Thereafter	4,764
6,421
Less: current portion	(632)
$5,789

As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of September 30, 2013 and December 31, 2012 none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as Short-term borrowings.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At September 30, 2013 and December 31, 2012, we had contracts with notional amounts of $6,362 million and $8,506 million respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Mexican Peso, Indian Rupee, Chinese Renminbi, Czech Koruna, Hong Kong Dollar, Korean Won, Singapore Dollar, Swiss Franc, United Arab Emirates Dirham, Swedish Krona, Thai Baht and Romanian Leu.

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At September 30, 2013 and December 31, 2012, we had contracts with notional amounts of $20 million and $17 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2013 and December 31, 2012, interest rate swap agreements designated as fair value hedges effectively changed $1,400 million of fixed rate debt at a rate of 4.09 to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2021.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Assets:
Foreign currency exchange contracts	$19	$52
Available for sale investments	715	518
Interest rate swap agreements	83	146
Forward commodity contracts	—	1

Liabilities:
Foreign currency exchange contracts	$54	$32
Forward commodity contracts	1	1

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$233	$228	$199	$200
Liabilities
Long-term debt and related current maturities	$6,421	$7,119	$7,020	$8,152

The Company determined the fair value of the long-term receivables by discounting based upon the terms of the receivable and counterparty details including credit quality. As such, the fair value of these

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

receivables is considered level 2. The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2 as well.

At September 30, 2013 the Company had nonfinancial assets with a net book value of $9 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $3 million and $9 million, respectively, in the three and nine months ended September 30, 2013. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long-term growth rates and applicable discount rates.

At September 30, 2012, the Company had nonfinancial assets, specifically property, plant and equipment, software and intangible assets, with a net book value of $21 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $3 million and $21 million, respectively, in the three and nine months ended September 30, 2012, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy.

The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accounts, notes, and other receivables	$19	$37
Interest rate swap agreements	Other assets	83	146
Forward commodity contracts	Accounts, notes, and other receivables	—	1

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accounts, notes, and other receivables	$—	$15

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	September 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accrued liabilities	$47	$29
Forward commodity contracts	Accrued liabilities	1	1

Not Designated as a Hedge	Balance Sheet Classification	September 30, 2013	December 31, 2012
Foreign currency exchange contracts	Accrued liabilities	$7	$3
18

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Designated Cash Flow Hedge	2013	2012	2013	2012
Foreign currency exchange contracts	$(8)	$35	$(47)	$24
Forward commodity contracts	(1)	1	(1)	(8)

Gains (losses) reclassified from accumulated other comprehensive income to income consist of the following:

Designated		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedge	Income Statement Location	2013	2012	2013	2012
	Product sales	$(3)	$(2)	$(5)	$(11)
Foreign currency	Cost of products sold	—	12	(3)	19
exchange contracts	Selling, general and administrative expenses	(2)	(1)	(4)	(4)

Forward commodity contracts	Cost of products sold	$(1)	$(4)	$(1)	$(17)

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and nine months ended September 30, 2013 and 2012 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Losses on interest rate swap agreements recognized in earnings were $4 million and $63 million in the three and nine months ended September 30, 2013. Gains on interest rate swap agreements recognized in earnings were $7 million and $22 million in the three and nine months ended September 30, 2012. Losses and gains are fully offset by gains and losses on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three and nine months ended September 30, 2013, we recognized $82 million and $70 million of income, respectively, in Other (Income) Expense. For the three and nine months ended September 30, 2012, we recognized $13 million of income and $38 million of expense, respectively, in Other (Income) Expense.

Note 12. Accumulated Other Comprehensive Income (Loss)

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total

Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(126)	187	95	(32)	124
Amounts reclassified from accumulated other comprehensive income	—	(7)	—	11	4
Net current period other comprehensive income (loss)	(126)	180	95	(21)	128
Balance at September 30, 2013	$230	$(1,668)	$252	$(25)	$(1,211)

Reclassifications Out of Accumulated Other Comprehensive Income

	Nine Months Ended September 30, 2013
	Amortization of Pension and Other Postretirement Items				(Gains)/Losses on Cash Flow Hedges
Affected Line in the Consolidated Statement of Operations	Actuarial Losses Recognized	Prior Service Costs Recognized	Transition Obligation Recognized	Settlements and Curtailments	Foreign Currency Exchange Contracts	Forward Commodity Contracts	Total

Product sales	$—	$—	$—	$—	$5	$—	$5
Cost of products sold	15	6	1	(30)	3	1	(4)
Cost of services sold	3	1	—	(6)	—	—	(2)
Selling, general and administrative expenses	4	1	—	(6)	4	—	3
Total before tax	$22	$8	$1	$(42)	$12	$1	$2
Tax expense							2
Total reclassifications for the period, net of tax							$4

Note 13. Noncontrolling Interest

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Changes in noncontrolling interest consist of the following:

	Nine Months Ended
	September 30,
	2013	2012
Balance beginning of period, December 31	$90	96
Comprehensive income (loss) attributable to the noncontrolling interest	(4)	1
Dividends paid	(5)	(9)
Contributions from noncontrolling interest holders	28	—
Other owner changes	5	(1)
Balance end of period	$114	87

In the nine months ended September 30, 2013, there was a $1 million decrease to Honeywell additional paid in capital for sales of existing noncontrolling interests.

In the nine months ended September 30, 2012, there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

The roll forward of redeemable noncontrolling interest as of September 30, 2013 is as follows:

Nine Months Ended
September 30,
2013
Balance beginning of period, December 31	$150
Net income	22
Distributions	(21)
Adjustments to redemption value	7
Other	3
Balance end of period, September 30	$161
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales
Aerospace
Products	$1,732	$1,733	$5,205	$5,188
Services	1,241	1,310	3,676	3,832
Total	2,973	3,043	8,881	9,020
Automation and Control Solutions
Products	3,552	3,392	10,258	10,050
Services	577	566	1,722	1,658
Total	4,129	3,958	11,980	11,708
Performance Materials and Technologies
Products	1,493	1,344	4,671	4,229
Services	136	134	359	410
Total	1,629	1,478	5,030	4,639
Transportation Systems
Products	916	863	2,777	2,717
Services	—	—	—	—
Total	916	863	2,777	2,717
	$9,647	$9,342	$28,668	$28,084

Segment Profit
Aerospace	$602	$582	$1,736	$1,678
Automation and Control Solutions	631	571	1,739	1,587
Performance Materials and Technologies	305	275	999	944
Transportation Systems	128	104	365	338
Corporate	(51)	(57)	(157)	(164)
Total segment profit	1,615	1,475	4,682	4,383
Other income (expense)(a)	(10)	4	22	18
Interest and other financial charges	(80)	(88)	(244)	(264)
Stock compensation expense(b)	(38)	(40)	(129)	(131)
Pension ongoing income (expense)(b)	22	(7)	68	(29)
Other postretirement expense(b)	(5)	(20)	(7)	(52)
Repositioning and other charges (b)	(120)	(100)	(419)	(356)
Income before taxes	$1,384	$1,224	$3,973	$3,569

(a) Equity income (loss) of affiliated companies is included in segment profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits

	U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$68	$64	$204	$192
Interest cost	169	184	505	553
Expected return on plan assets	(268)	(255)	(804)	(765)
Amortization of prior service cost	5	7	17	21
	$(26)	$—	$(78)	$1

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$14	$12	$42	$36
Interest cost	53	55	160	165
Expected return on plan assets	(76)	(72)	(228)	(217)
Amortization of transition obligation	—	—	1	1
Amortization of prior service (credit)	—	—	(1)	(1)
Settlements and curtailments	—	—	—	2
	$(9)	$(5)	$(26)	$(14)

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$—	$—	$—	$—
Interest cost	9	13	33	40
Amortization of prior service (credit)	(5)	(3)	(8)	(10)
Recognition of actuarial losses	2	9	22	25
Settlements and curtailments	—	—	(42)	(6)
	$6	$19	$5	$49

Honeywell made cash contributions of $151 million to our non-U.S. pension plans in the nine months ended September 30, 2013.

In the third quarter of 2013, Honeywell amended its U.S. retiree medical plan to no longer offer certain retirees Honeywell group coverage.  This plan amendment reduced the accumulated postretirement benefit obligation by $166 million which will be recognized as part of net periodic postretirement benefit cost over the expected future lifetime of the remaining participants in the plan.

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2012	$654
Accruals for environmental matters deemed probable and reasonably estimable	161
Environmental liability payments	(183)
Other	20
September 30, 2013	$652

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	September 30,	December 31,
	2013	2012
Accrued liabilities	$304	$304
Other liabilities	348	350
	$652	$654

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2012	$653	$1,119	$1,772
Accrual for update to estimated liability	152	4	156
Asbestos related liability payments	(125)	(138)	(263)
September 30, 2013	$680	$985	$1,665

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2012	$138	$569	$707
Probable insurance recoveries related to estimated liability	21	—	21
Insurance receivables settlements	—	2	2
Insurance receipts for asbestos related liabilities	(11)	(26)	(37)
Other	—	4	4
September 30, 2013	$148	$549	$697

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30,	December 31,
	2013	2012
Other current assets	$44	$44
Insurance recoveries for asbestos related liabilities	653	663
	$697	$707

Accrued liabilities	$576	$480
Asbestos related liabilities	1,089	1,292
	$1,665	$1,772

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

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

On April 30, 2013, the NARCO Plan of Reorganization became fully effective. In connection with its implementation, a federally authorized 524(g) trust (“NARCO Trust”) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the NARCO Trust. The NARCO Trust will review submitted claims and determine award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth all criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell will provide input to the detailed controls design of the NARCO Trust, and has on-going audit rights to review and monitor claims processor’s adherence to the established requirements of the Trust Distribution Procedures and as a means of detecting and deterring irregularities in claims.

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

Honeywell will also be responsible for the following funding obligations which are not subject to the annual cap described above: a) previously approved payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings which provide that a portion of these settlements is to be paid by the NARCO Trust, which amounts are estimated at $130 million and are expected to be paid during the first year of trust operations ($62 million of which was paid during the third quarter of 2013 and another $29 million of which has been approved and will be paid during the fourth quarter of 2013) and, b) payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria, which amounts are estimated at $150 million and are expected to be paid during the first two years of trust operations.

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

Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. At September 30, 2013, a significant portion of this coverage is with insurance companies with whom we have agreements to pay full policy limits. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings with our insurers, our knowledge of any pertinent solvency issues surrounding insurers and various judicial determinations relevant to our insurance programs.

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

Projecting future events is subject to many uncertainties that could cause the NARCO- related asbestos liabilities or assets to be higher or lower than those projected and recorded. There is no assurance that insurance recoveries will be timely or whether there will be any NARCO-related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly, we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

Friction Products—The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended	Year Ended
	September 30,	December 31,
Claims Activity	2013	2012	2011
Claims Unresolved at the beginning of period	23,141	22,571	22,480
Claims Filed during the period	3,204	3,920	3,592
Claims Resolved during the period(a)	(7,279)	(3,350)	(3,501)
Claims Unresolved at the end of period	19,066	23,141	22,571

(a) The number of claims resolved during the nine months ended September 30, 2013 includes significantly aged (i.e., pending for more than six years) claims. The number of claims resolved in 2012 includes approximately 288 claims previously classified as inactive (85% non-malignant and accrued liability of approximately $1.3 million) which were activated during 2012. The number of claims resolved in 2011 includes approximately 351 claims previously classified as inactive (82% non-malignant and accrued liability of approximately $1.7 million) which were activated during 2011.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2013	2012	2011
Mesothelioma and Other Cancer Claims	5,978	5,367	4,943
Nonmalignant Claims	13,088	17,774	17,628
Total Claims	19,066	23,141	22,571

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(in whole dollars)
Malignant claims	$49,000	$48,000	$54,000	$50,000	$65,000
Nonmalignant claims	$1,400	$1,000	$1,300	$200	$1,500

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

Our consolidated financial statements reflect an estimated liability for resolution of pending (claims actually filed as of the financial statement date) and future Bendix-related asbestos claims. We have valued Bendix pending and future claims using average resolution values for the previous five years. We update the resolution values used to estimate the cost of Bendix pending and future claims during the fourth quarter each year.

The liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. Such estimated cost of future Bendix-related asbestos claims is based on historic claims filing experience and dismissal rates, disease classifications, and resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. The methodology used to estimate the liability for future claims is similar to that used to estimate the future NARCO-related asbestos claims liability.

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

On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 37 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix-related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 30 percent.

Honeywell believes it has sufficient insurance coverage and reserves to cover all pending Bendix-related asbestos claims and Bendix-related asbestos claims estimated to be filed within the next five years. Although it is impossible to predict the outcome of either pending or future Bendix-related asbestos claims, we do not believe that such claims would have a material adverse effect on our consolidated financial position in light of our insurance coverage and our prior experience in resolving such claims. If the rate and types of claims filed, the average resolution value of such claims and the period of time over which claim settlements are paid (collectively, the “Variable Claims Factors”) do not substantially change, Honeywell would not expect future Bendix-related asbestos claims to have a material adverse effect on our results of operations or operating cash flows in any fiscal year. No assurances can be given, however, that the Variable Claims Factors will not change.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

October 18, 2013

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell” or the “Company”) for the three and nine months ended September 30, 2013. The financial information as of September 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

A.	Results of Operations – three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012

Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$9,647	$9,342	$28,668	$28,084
% change compared with prior period	3%		2%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Price	1%	—
Acquisitions/Divestitures	2%	2%
	3%	2%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of products and services sold	$6,942	$6,808	$20,752	$20,610
% change compared with prior period	2%		1%

Gross Margin percentage	28.0%	27.1%	27.6%	26.6%

Cost of products and services sold increased by $134 million or 2 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 principally due to an estimated increase in direct material costs of approximately $150 million and indirect material costs of approximately $40 million (driven primarily by higher sales due to acquisitions) and higher depreciation and amortization expenses of $25 million (most significantly in Performance Materials and Technologies) partially offset by a decrease in pension and other postretirement expenses of approximately $40 million and increased productivity.

Cost of products and services sold increased by $142 million or 1 percent in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 principally due to an estimated increase in direct material costs of approximately $160 million and indirect material costs of approximately $75 million (driven primarily by higher sales due to acquisitions) and higher depreciation and amortization expenses of $65 million (most significantly in Performance Materials and Technologies) partially offset by a decrease in pension and other postretirement expenses of approximately $117 million and increased productivity.

Gross margin percentage increased by 0.9 percentage points in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 primarily due to higher segment gross margin in our Aerospace, Automation and Control Solutions and Transportation Systems segments (approximately 0.6 percentage point impact collectively) and decreased pension and other postretirement expense (0.4 percentage point impact collectively).

Gross margin percentage increased by 1.0 percentage points in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to higher segment gross margin in our Aerospace and Automation and Control Solutions segments (approximately 0.5 percentage point impact collectively) and decreased pension and other postretirement expense (0.4 percentage point impact collectively).

For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Selling, general and administrative expense	$1,242	$1,238	$3,752	$3,695
Percent of sales	12.9%	13.3%	13.1%	13.2%

Selling, general and administrative expenses (SG&A) decreased as a percentage of sales by 0.4 percentage points in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 primarily driven by higher sales and disciplined cost management offset by an estimated $30 million increase in labor costs (primarily acquisitions).

SG&A decreased as a percentage of sales by 0.1 percentage points in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily driven by (i) higher sales, (ii) an estimated $30 million decrease in pension and other postretirement expenses, (iii) lower bad debt expense in the first half of 2013 and (iv) disciplined cost management substantially offset by an estimated $90 million increase in labor costs (primarily acquisitions and merit increases) and a $54 million increase in repositioning actions.

Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity income of affiliated companies	$(11)	$(12)	$(31)	$(36)
Gain on sale of non-strategic businesses and assets	—	(4)	—	(3)
Interest income	(15)	(14)	(47)	(42)
Foreign exchange	21	15	24	28
Other, net	4	(1)	1	(1)
	$(1)	$(16)	$(53)	$(54)

Other Income decreased by $15 million in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 primarily due to higher foreign exchange expense and acquisition costs (included in Other, net).

Other Income was approximately flat in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to lower equity income of affiliated companies offset by higher interest income.

Interest and Other Financial Charges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and other financial charges	$80	$88	$244	$264
% change compared with prior period	(9)%		(8)%

Interest and other financial charges decreased by $8 million in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 and by $20 million in the nine months ended 2013 compared with the nine months ended September 30, 2012 primarily due to lower borrowing costs.

Tax Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Tax expense	$377	$278	$975	$893
Effective tax rate	27.2%	22.7%	24.5%	25.0%

The effective tax rate increased by 4.5 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 primarily due to decreased tax benefits from the resolution of tax audits and decreased tax benefits from manufacturing incentives and U.S. tax credits.

The effective tax rate decreased by 0.5 percent in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to a decrease in tax expense for retroactive law changes in the U.S. and the resolution of tax audits, partially offset by increased tax expense for retroactive law changes in Germany and additional reserves in various jurisdictions.

The effective tax rate for the three and nine months periods ending in 2013 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates, benefits from manufacturing incentives and U.S. tax credits.

The effective tax rate for the three and nine months periods ending in 2012 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates and benefits from manufacturing incentives.

Net Income Attributable to Honeywell

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to Honeywell	$990	$950	$2,977	$2,675

Earnings per share of common stock – assuming dilution	$1.24	$1.20	$3.73	$3.38

Earnings per share of common stock – assuming dilution increased by $0.04 per share in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 primarily due to increased segment profit in each of our business segments and lower pension and other postretirement expense, partially offset by the higher tax rate discussed above and higher repositioning and other charges.

Earnings per share of common stock – assuming dilution increased by $0.35 per share in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily due to increased segment profit in each of our business segments and lower pension and other postretirement expense, partially offset by higher repositioning and other charges and an increase in the number of shares outstanding.

Review of Business Segments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales
Aerospace
Products	$1,732	$1,733	$5,205	$5,188
Services	1,241	1,310	3,676	3,832
Total	2,973	3,043	8,881	9,020
Automation and Control Solutions
Products	3,552	3,392	10,258	10,050
Services	577	566	1,722	1,658
Total	4,129	3,958	11,980	11,708
Performance Materials and Technologies
Products	1,493	1,344	4,671	4,229
Services	136	134	359	410
Total	1,629	1,478	5,030	4,639
Transportation Systems
Products	916	863	2,777	2,717
Services	—	—	—	—
Total	916	863	2,777	2,717
	$9,647	$9,342	$28,668	$28,084

Segment Profit
Aerospace	$602	$582	$1,736	$1,678
Automation and Control Solutions	631	571	1,739	1,587
Performance Materials and Technologies	305	275	999	944
Transportation Systems	128	104	365	338
Corporate	(51)	(57)	(157)	(164)
Total segment profit	1,615	1,475	4,682	4,383

Other income (expense)(a)	(10)	4	22	18
Interest and other financial charges	(80)	(88)	(244)	(264)
Stock compensation expense(b)	(38)	(40)	(129)	(131)
Pension ongoing income (expense)(b)	22	(7)	68	(29)
Other postretirement expense(b)	(5)	(20)	(7)	(52)
Repositioning and other charges (b)	(120)	(100)	(419)	(356)
Income before taxes	$1,384	$1,224	$3,973	$3,569

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
35

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	change	2013	2012	change
Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$415	$412	1%	$1,296	$1,234	5%
Business and general aviation	257	240	7%	750	732	2%
Aftermarket
Air transport and regional	754	742	2%	2,190	2,195	—
Business and general aviation	393	355	11%	1,106	1,058	5%
Defense and Space	1,154	1,294	(11)%	3,539	3,801	(7)%
Total Aerospace Sales	2,973	3,043		8,881	9,020
Automation and Control Solutions Sales
Energy Safety & Security	2,174	2,004	9%	6,258	5,998	5%
Process Solutions	754	761	(1)%	2,256	2,251	—
Building Solutions & Distribution	1,201	1,193	1%	3,466	3,459	1%
Total Automation and Control Solution Sales	4,129	3,958		11,980	11,708
Performance Materials and Technologies
UOP	704	542	30%	2,186	1,629	34%
Advanced Materials	925	936	(1)%	2,844	3,010	(6)%
Total Performance Materials and Technologies Sales	1,629	1,478		5,030	4,639
Transportation Systems Sales
Transportation Systems	916	863	6%	2,777	2,717	2%
Total Transportation Systems Sales	916	863		2,777	2,717
Net Sales	$9,647	$9,342		$28,668	$28,084

Aerospace

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Net sales	$2,973	$3,043	(2)%	$8,881	$9,020	(2)%
Cost of products and services sold	2,185	2,264		6,583	6,732
Selling, general and administrative expenses	136	148		407	456
Other	50	49		155	154
Segment profit	$602	$582	3%	$1,736	$1,678	3%
36

	2013 vs. 2012
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(2)%	6%	(2)%	4%
Other	0%	(3)%	0%	(1)%
Total % Change	(2)%	3%	(2)%	3%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	% of Aerospace		%	% of Aerospace		%
			Increase/			Increase/
	Sales		(Decrease)	Sales		(Decrease)
Customer End-Markets	2013	2012	in Sales	2013	2012	in Sales
Commercial original equipment
Air transport and regional	14%	13%	1%	15%	14%	5%
Business and general aviation	9%	8%	7%	8%	8%	2%
Commercial original equipment	23%	21%	3%	23%	22%	4%

Commercial aftermarket
Air transport and regional	25%	24%	2%	25%	24%	—
Business and general aviation	13%	12%	11%	12%	12%	5%
Commercial aftermarket	38%	36%	5%	37%	36%	1%

Defense and Space	39%	43%	(11)%	40%	42%	(7)%
Total	100%	100%	(2)%	100%	100%	(2)%

Aerospace sales decreased by 2 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 driven primarily by decreased volumes in our defense and space business, partially offset by increased volumes in our commercial original equipment (OE) business and favorable pricing.

Aerospace sales decreased by 2 percent in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 driven primarily by decreased volumes in our defense and space and commercial aftermarket businesses, partially offset by increased volumes in our commercial OE business and favorable pricing.

Details regarding the changes in sales by customer end-markets are as follows:

Commercial OE sales increased by 3 percent and 4 percent in the quarter and nine months ended September 30, 2013, respectively, due to the following:

•	Air transport and regional OE sales increased by 1 percent and 5 percent in the quarter and nine months ended September 30, 2013, respectively, driven by higher volumes, consistent with the OE Manufacturers’ (OEM) higher production rates, partially offset by an increase in payments to air transport and regional OEMs to partially offset their pre-production costs associated with new aircraft platforms (OEM payments) and lower regional jet sales.

•	Business and general aviation OE sales increased by 7 percent in the quarter ended September 30, 2013 driven by continued strong demand in the mid to large cabin business aircraft segment.

•	Business and general aviation OE sales increased by 2 percent in the nine months ended September 30, 2013 primarily due to strong demand in the business jet mid to large cabin segment, offset by a
37

high volume of shipments in 2012 and the decline in revenue as a result of the 2012 Hawker Beechcraft bankruptcy.

Commercial aftermarket sales increased by 5 percent and 1 percent for the quarter and nine months ended September 30, 2013, respectively, due to the following:

•	Air transport and regional aftermarket sales increased by 2 percent in the quarter ended September 30, 2013, primarily due to favorable pricing and higher repair and overhaul activities, partially offset by lower spares volume.

•	Air transport and regional aftermarket sales were flat in the nine months ended September 30, 2013 primarily due to higher repair and overhaul activities related to utilization, partially offset by lower spares volumes.

•	Business and general aviation aftermarket sales increased by 11 percent in the quarter ended September 30, 2013 and 5 percent in the nine months ended September 30, 2013 primarily resulting from higher sales for retrofit, modifications and upgrades.

Defense and space sales decreased by 11 percent and 7 percent in the quarter and nine months ended September 30, 2013, respectively. The decreases are primarily due to U.S. government program ramp downs and lower defense budget, as well as shipment delays from supply chain constraints.

Aerospace segment profit increased by 3 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 due to a 6 percent increase in operational segment profit, partially offset by 3 percent unfavorable impact from an increase in OEM payments. The increase in operational segment profit is driven by commercial sales growth, as discussed above, including favorable price and productivity, net of inflation, partially offset by lower defense and space sales, as discussed above. Cost of products and services sold totaled $2.2 billion for the quarter ended September 30, 2013, a decrease of $79 million primarily due to the factors discussed above (excluding price).

Aerospace segment profit increased by 3 percent for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 due to 4 percent increase in operational segment profit, partially offset by a 1 percent unfavorable impact from an increase in OEM payments. The increase in operational segment profit is driven by commercial sales growth, as discussed above, including favorable price and productivity, net of inflation, including the absence of the unfavorable impact of the Hawker Beechcraft bankruptcy (first half of 2012), partially offset by lower defense and space sales as discussed above. Cost of products and services sold totaled $6.6 billion for the nine months ended September 30, 2013, a decrease of $149 million primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Net sales	$4,129	$3,958	4%	$11,980	$11,708	2%
Cost of products and services sold	2,722	2,631		7,913	7,845
Selling, general and administrative expenses	698	682		2,097	2,056
Other	78	74		231	220
Segment profit	$631	$571	11%	$1,739	$1,587	10%
38

	2013 vs. 2012
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	9%	2%	9%
Foreign exchange	(1)%	—	(1)%	—
Acquisitions and divestitures, net	2%	2%	1%	1%
Total % Change	4%	11%	2%	10%

Automation and Control Solutions (“ACS”) sales increased by 4 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 and 2 percent in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2013 primarily due to organic sales growth and growth from acquisitions partially offset by the unfavorable impact of foreign exchange.

•	Sales in Energy, Safety & Security increased by 9 percent (5 percent organic) in the quarter ended September 30, 2013 and 5 percent (3 percent organic) in the nine months ended September 30, 2013 principally due to (i) increases in sales volumes in our security and environmental and combustion control businesses driven by improved U.S. residential market conditions and new product introductions and (ii) higher sales volumes of our fire systems and sensors and safety products driven by growth in all regions, most notably the Americas and Asia, partially offset by decreases in sales volumes of our sensing and control products primarily the result of continued softness in industrial end-markets.

•	Sales in Process Solutions decreased by 1 percent (flat organic) in the quarter ended September 30, 2013 and were flat in the nine months ended September 30, 2013 principally due to decreased volume reflecting the completion of several large projects as expected, partially offset by service and software solutions volume growth (in the first half of 2013).

•	Sales in Building Solutions & Distribution increased by 1 percent in the quarter and nine months ended September 30, 2013 principally due to increased sales volumes in our Americas Distribution business due to improved U.S. residential market conditions partially offset by continued softness in the U.S. energy retrofit business.

ACS segment profit increased by 11 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 due to a 9 percent increase in operational segment profit and a 2 percent increase from acquisitions. The increase in operational segment profit is primarily due to the positive impact of price and productivity, net of inflation, investment for growth and higher sales volumes as discussed above. Cost of products and services sold totaled $2.7 billion for the quarter ended September 30, 2013, an increase of $91 million which is primarily due to inflation, higher sales volume and acquisitions partially offset by productivity.

ACS segment profit increased by 10 percent in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 due to a 9 percent increase in operational segment profit and a 1 percent increase from acquisitions. The increase in operational segment profit is primarily due to the positive impact of price and productivity, net of inflation and higher sales volumes as discussed above. Cost of products and services sold totaled $7.9 billion for the nine months ended September 30, 2013, an increase of $68 million which is primarily due to inflation and higher sales volume partially offset by productivity.

Performance Materials and Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Net sales	$1,629	$1,478	10%	$5,030	$4,639	8%
Cost of products and services sold	1,192	1,079		3,620	3,328
Selling, general and administrative expenses	113	105		355	316
Other	19	19		56	51
Segment profit	$305	$275	11%	$999	$944	6%

	2013 vs. 2012
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(1)%	(4)%	(1)%	(2)%
Acquisitions and divestitures, net	11%	15%	9%	8%
Total % Change	10%	11%	8%	6%

Performance Materials and Technologies sales increased by 10 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 and 8 percent for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 due to growth from acquisitions partially offset by a decrease in organic sales.

•	UOP sales increased by 30 percent (flat organic) in the quarter ended September 30, 2013 driven primarily by the favorable impact of acquisitions and higher licensing and gas processing revenues partially offset by lower volume of catalysts primarily due to timing of deliveries and decreased services revenue related to scheduled project completions.

•	UOP sales increased by 34 percent (7 percent organic) in the nine months ended September 30, 2013 driven primarily by (i) the favorable impact of acquisitions, (ii) higher volume of petrochemical catalysts and (iii) increased equipment revenue, reflecting continued strength in end-markets partially offset by decreased service revenues related to scheduled project completions and lower licensing revenues.

•	Advanced Materials sales decreased by 1 percent in the quarter ended September 30, 2013 driven primarily by challenging global market conditions partially offset by higher production volume in Resins and Chemicals.

•	Advanced Materials sales decreased 6 percent in the nine months ended September 30, 2013 driven primarily by (i) lower Fluorine Products volume (due to the unfavorable impact of unseasonably cool weather on refrigerant volume and planned plant outages in the first half of 2013) and price, (ii) lower production volume in Resins and Chemicals and (iii) soft end market conditions in Electronic Materials.

Performance Materials and Technologies segment profit increased by 11 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 due to a 15 percent increase from acquisitions partially offset by 4 percent decrease in operational segment profit. The decrease in operational segment profit is primarily due to inflation, continued investment to support growth and lower Advanced Materials sales volume partially offset by higher UOP licensing volume as discussed above and productivity. Cost of products and services sold totaled $1.2 billion for the quarter ended September 30, 2013, an increase of $113 million which is primarily due to acquisitions and inflation partially offset by lower sales volume as discussed above.

Segment profit for the nine months ended September 30, 2013 increased 6 percent compared with the nine months ended September 30, 2012 due to an 8 percent increase from acquisitions partially offset by decreased operational segment profit of 2 percent. The decrease in operational segment profit is primarily due to inflation, continued investment to support growth and lower Advanced Materials sales volumes partially offset by favorable price and higher UOP sales volume as discussed above. Cost of products and services sold totaled $3.6 billion for the nine months ended September 30, 2013, an increase of $292 million which is primarily due to acquisitions and inflation partially offset by lower sales volume primarily in Advanced Materials.

The Company has completed upgrades to its Metropolis Works nuclear conversion facility, a Fluorine Products facility, as required by the U.S. Nuclear Regulatory Commission (NRC). Since the second quarter of 2012 production at the Metropolis facility had been suspended. Operations recommenced in July 2013 after final review and approval by the NRC.

Transportation Systems

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Net sales	$916	$863	6%	$2,777	$2,717	2%
Cost of products and services sold	734	705		2,254	2,223
Selling, general and administrative expenses	37	38		116	114
Other	17	16		42	42
Segment profit	$128	$104	23%	$365	$338	8%

	2013 vs. 2012
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	20%	2%	7%
Foreign exchange	1%	3%	—	1%
Total % Change	6%	23%	2%	8%

Transportation Systems sales increased by 6 percent in the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012, primarily due to a 5 percent increase in organic sales and a 1 percent increase from foreign exchange. The increase in organic sales was driven by continued strong growth from new platform launches and higher global turbo gas penetration, partially offset by slightly lower European light vehicle production and lower Commercial Vehicle sales.

Transportation Systems sales increased by 2 percent in the nine months ended September 30, 2013 when compared with the nine months ended September 30, 2012, driven by higher global turbo gas penetration and continued growth from new platform launches, partly offset by the impact of lower European light vehicle production volumes.

Transportation Systems segment profit increased by 23 percent in the quarter ended September 30, 2013 when compared with the quarter ended September 30, 2012 due to a 20 percent increase from operational segment profit and a 3 percent increase from foreign exchange. The increase in operational segment profit is primarily due to an increase in productivity (most significantly the positive impacts from material productivity in Turbo Technologies and ongoing projects to drive operational improvement in Friction Materials) as well as sales growth as discussed above, partially offset by unfavorable pricing. Cost of products and services sold totaled

$734 million in the quarter ended September 30, 2013, an increase of $29 million, which is primarily a result of increased volume, partially offset by productivity.

Transportation Systems segment profit for the nine months ended September 30, 2013 increased by 8 percent compared with the nine months ended September 30, 2012 due to a 7 percent increase from operational segment profit and a 1 percent increase from foreign exchange. The increase in operational segment profit is primarily due to an increase in productivity (most significantly the positive impact from material productivity in Turbo Technologies, net of the impact of ongoing projects to drive operational improvement in Friction Materials), partially offset by unfavorable pricing. Cost of products and services sold totaled $2.3 billion in the nine months ended September 30, 2013, an increase of $31 million, which is primarily a result of increased volume, partially offset by productivity.

Repositioning and Other Charges

See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and nine months ended September 30, 2013 and 2012. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2013 compared with 2012 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $108 million in the nine months ended September 30, 2013 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions will approximate a total of $175 million in 2013 and will be funded through operating cash flows.

B. Liquidity and capital resources

Cash flow summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, are summarized as follows:

	2013	2012
Cash provided by (used for):
Operating activities	$2,667	$2,168
Investing activities	(1,554)	(865)
Financing activities	(133)	(268)
Effect of exchange rate changes on cash	(115)	27
Net increase in cash and cash equivalents	$865	$1,062

Cash provided by operating activities increased by $499 million during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to reduced cash contributions to our pension and other postretirement plans of $635 million and a $180 million increase of net income before the non-cash pension and other postretirement income, partially offset by (i) payments of $135 million to the NARCO Trust, (ii) higher cash tax payments of approximately $80 million and (iii) a $75 million unfavorable impact from working capital (driven by higher receivables due to timing of sales within the quarter and inventory, partially offset by improved accounts payable performance).

Cash used for investing activities increased by $689 million during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to an increase in cash paid for acquisitions of $1,001 million (most significantly Intermec and RAE), partially offset by (i) a decrease of approximately $145 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities and (ii) a net $140 million decrease in investments (primarily short-term marketable securities).

Cash used for financing activities increased by $135 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in the net proceeds from debt issuances of $735 million, partially offset by an increase in net repurchases of common stock of $586 million.

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

On June 3, 2013, the Company acquired RAE, a global manufacturer of fixed and portable gas and radiation detection systems, and software. The aggregate value, net of cash acquired, was $338 million. The acquisition was funded with available cash. See Acquisitions in Note 3 to the financial statements for further discussion.

On September 17, 2013, the Company acquired 100 percent of the issued and outstanding shares of Intermec, a leading provider of mobile computing, radio frequency identification solutions and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments. Intermec was a U.S. public company that operated globally and had reported 2012 revenues of $790 million. The aggregate value, net of cash acquired, was $607 million. The acquisition was funded with the issuance of commercial paper. See Acquisitions in Note 3 to the financial statements for further discussion.

In 2013, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash or marketable securities of approximately $160 million to our non-U.S. plans to satisfy regulatory funding standards. Cash contributions of $151 million were made in the first nine months. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

During the third quarter of 2013, the Company repurchased $167 million of outstanding shares. Under the Company’s previously reported $3 billion share repurchase program, $0.8 billion remained available as of September 30, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

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

Critical Accounting Policies

The financial information as of September 30, 2013 should be read in conjunction with the financial statements for the year ended December 31, 2012 contained in our Form 10-K filed on February 15, 2013.

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

See our 2012 Annual Report on Form 10-K (Item 7A). As of September 30, 2013, there has been no material change in this information.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The Commonwealth of Virginia has notified Honeywell of potential violations at its Hopewell facility relating to air emissions from the facility’s sulfuric acid plant and certain other equipment. The Company has settled this matter for $333,646 in penalties, and the performance of certain injunctive relief, without an admission of liability.

Item 2.	Changes in Securities and Use of Proceeds

Honeywell purchased 2,000,000 shares of its common stock, par value $1 per share, in the quarter ending September 30, 2013. Under the Company’s previously reported $3 billion share repurchase program, $0.8 billion remained available as of September 30, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the quarter ended September 30, 2013:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)

August 2013	2,000,000	$83.22	2,000,000	$829

Item 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q.
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 18, 2013	By:	/s/ Adam M. Matteo
Adam M. Matteo
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
46

EXHIBIT INDEX

Exhibit No.	Description

10.1	By-laws of Honeywell International Inc., as amended September 27, 2013 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed September 30, 2013)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 6 to the consolidated financial statements in this report.
47