Form 10-K
period 2013-12-31
HONEYWELL INTERNATIONAL INC
filed 2014-02-14
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $62.3 billion at June 30, 2013.

There were 784,131,620 shares of Common Stock outstanding at January 24, 2014.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 28, 2014.

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

We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its proxy statement for the 2014 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 13, 2014, and which will also be available free of charge on our website.

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

Turbine propulsion engines

Major Products/Services	Major Customers/Uses	Key Competitors
TFE731 turbofan TFE1042 turbofan ATF3 turbofan F125 turbofan F124 turbofan ALF502 turbofan LF507 turbofan CFE738 turbofan HTF 7000 turbofan T53 turboshaft T55 turboshaft CTS800 turboshaft	Business, regional, and general aviation Commercial helicopters Military vehicles Military helicopters Military trainer	Rolls Royce/Allison Turbomeca United Technologies Williams

Turbine propulsion engines

Major Products/Services	Major Customers/Uses	Key Competitors
HTS900 turboshaft LT101 turboshaft TPE 331 turboprop AGT1500 turboshaft Repair, overhaul and spare parts

Auxiliary power units (APUs)

Major Products/Services	Major Customers/Uses	Key Competitors
Airborne auxiliary power units Jet fuel starters Secondary power systems Ground power units Repair, overhaul and spare parts	Commercial, regional, business and military aircraft Ground power	United Technologies

Environmental control systems

Major Products/Services	Major Customers/Uses	Key Competitors
Air management systems: Air conditioning Bleed air Cabin pressure control Air purification and treatment Gas Processing Heat Exchangers Repair, overhaul and spare parts	Commercial, regional and general aviation aircraft Military aircraft Ground vehicles Spacecraft	Auxilec Barber Colman Dukes Eaton-Vickers General Electric Liebherr Pacific Scientific TAT United Technologies

Electric power systems

Major Products/Services	Major Customers/Uses	Key Competitors
Generators Power distribution & control Power conditioning Repair, overhaul and spare parts	Commercial, regional, business and military aircraft Commercial and military helicopters Military vehicles	General Electric Safran United Technologies

Engine systems accessories

Major Products/Services	Major Customers/Uses	Key Competitors
Electronic and hydromechanical fuel controls Engine start systems Electronic engine controls Sensors Valves Electric and pneumatic power generation systems Thrust reverser actuation, pneumatic and electric	Commercial, regional and general aviation aircraft Military aircraft	BAE Controls Parker Hannifin United Technologies

Avionics, displays, flight guidance and flight management systems

Major Products/Services	Major Customers/Uses	Key Competitors
Flight data and cockpit voice recorders Integrated avionics systems	Commercial, business and general aviation aircraft Government aviation	BAE Boeing/Jeppesen Garmin

Avionics, displays, flight guidance and flight management systems

Major Products/Services	Major Customers/Uses	Key Competitors

Flight management systems
Cockpit display systems
Data management and aircraft
 performance monitoring
 systems
Aircraft information systems
Network file servers
Wireless network transceivers
Weather information network
Navigation database
 information
Cabin management systems
Vibration detection and
 monitoring
Mission management systems
Tactical data management
 systems
Maintenance and health
 monitoring systems
Flight control and autopilot
 systems

	Military aircraft	General Electric Kaiser L3 Lockheed Martin Lufthansa Technik Northrop Grumman Rockwell Collins Thales Trimble/Terra United Technologies Universal Avionics Universal Weather

Radios, radar, navigation communication, datalink safety systems

Major Products/Services	Major Customers/Uses	Key Competitors

Flight safety systems:
Enhanced Ground Proximity
 Warning Systems (EGPWS)
Traffic Alert and Collision
 Avoidance Systems (TCAS)
Windshear detection systems
Weather radar
Communication, navigation and
 surveillance systems:
Navigation and guidance
 systems
Global positioning systems
Satellite systems

	Commercial, business and general aviation aircraft Government aviation Military aircraft	BAE Boeing/Jeppesen Garmin General Electric Kaiser L3 Lockheed Martin Northrop Grumman Rockwell Collins Thales Trimble/Terra United Technologies Universal Avionics Universal Weather

Aircraft lighting

Major Products/Services	Major Customers/Uses	Key Competitors
Interior and exterior aircraft lighting	Commercial, regional, business, helicopter and military aviation aircraft (operators, OEMs, parts distributors and MRO service providers)	Hella/United Technologies LSI Luminator Whelen

Inertial sensor

Major Products/Services	Major Customers/Uses	Key Competitors
Inertial sensor systems for guidance, stabilization, navigation and control Gyroscopes, accelerometers, inertial measurement units and thermal switches Attitude and heading reference systems	Military and commercial vehicles and aircraft Commercial spacecraft and launch vehicles Transportation Powered, guided munitions Munitions Advanced drilling support	Astronautics Kearfott BAE GEC General Electric L3 KVH Northrop Grumman Rockwell United Technologies Thales Sagem

Control products

Major Products/Services	Major Customers/Uses	Key Competitors
Radar altimeters Pressure products Air data products Thermal switches Magnetic sensors	Military aircraft Powered, guided munitions, UAVs Commercial applications Commercial, regional, business aircraft	BAE Northrop Grumman Rockwell Collins Rosemount United Technologies

Space products and subsystems

Major Products/Services	Major Customers/Uses	Key Competitors
Guidance subsystems Control subsystems Processing subsystems Radiation hardened electronics and integrated circuits GPS-based range safety systems Gyroscopes	Commercial and military spacecraft DoD FAA NASA	BAE Ball Ithaco L3 Lockheed Martin Northrop Grumman Raytheon

Management and technical services

Major Products/Services	Major Customers/Uses	Key Competitors
Maintenance/operation and provision of space systems, services and facilities Systems engineering and integration Information technology services Logistics and sustainment	NASA DoD FAA DoE Local governments Commercial space ground segment systems and services	Bechtel Boeing Computer Sciences Dyncorp Exelis Lockheed Martin Raytheon SAIC The Washington Group United Space Alliance

Landing systems

Major Products/Services	Major Customers/Uses	Key Competitors
Wheels and brakes Wheel and brake repair and overhaul services	Commercial airline, regional, business and military aircraft USAF, DoD, DoE Boeing, Airbus, Lockheed Martin	Meggitt Messier-Bugatti United Technologies

Automation and Control Solutions

Our Automation and Control Solutions segment is a leading global provider of environmental and combustion controls, sensing controls, security and life safety products and services, scanning and mobility devices and process automation and building solutions and services for homes, buildings and industrial facilities.

Environmental and combustion controls; sensing controls

Major Products/Services	Major Customers/Uses	Key Competitors
Heating, ventilating and air conditioning controls and components for homes and buildings	Original equipment manufacturers (OEMs) Distributors Contractors	Amphenol Bosch Cherry Danfoss

Environmental and combustion controls; sensing controls

Major Products/Services	Major Customers/Uses	Key Competitors

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

Retailers
System integrators
Commercial customers and
 homeowners served by the
 distributor, wholesaler,
 contractor retail and utility
 channels
Package and materials
 handling operations
Appliance manufacturers
Transportation companies
Aviation companies
Food and beverage processors
Medical equipment
Heat treat processors
Computer and business equipment manufacturers

Eaton Emerson Endress & Hauser Freescale Semiconductor Holmes Invensys Johnson Controls Omron Schneider Siemens United Technologies Yamatake Measurement Specialties

Security and life safety products and services

Major Products/Services	Major Customers/Uses	Key Competitors

Security products and home
 control systems
Fire products and systems
Connected home solutions
Access controls and closed
 circuit television
Home health monitoring and
 nurse contractor, retail and
 utility call systems
Gas and radiation detection
 products and systems
Emergency lighting
Distribution
Personal protection equipment

OEMs
Retailers
Distributors
Commercial customers and
 homeowners served by the
 distributor, wholesaler,
 channels
Health care organizations
Security monitoring service
 providers
Industrial, fire service, utility
 distributors, data centers and
 telecommunication companies
 and U.S. Government

Alarm.com AT&T Axis Communications Bosch Comcast Draeger Hikvision Hubbell Inc Mine Safety Appliances Schneider Phillips Riken Keiki Siemens Tyco Tri Ed/Northern Video Distribution United Technologies 2Gig/Nortek 3M

Scanning and mobility

Major Products/Services	Major Customers/Uses	Key Competitors

Hand held and hands free
 image and laser based bar
 code scanners
Scan engines
Rugged mobile and wireless
 computers for use in hand
 held and vehicle mount
 applications
Voice Solutions
Industrial, desktop and mobile
 printers and printer media
RFID tags, readers and
 hardware solutions
After-market and mobility
 managed services

	OEMs Retailers Distributors Governmental agencies Commercial customers served by the transportation and logistics, manufacturing, healthcare and retail, warehousing and ports industries	Bluebird Soft Code Corporation Datalogic Iridium Vars Lucas Motorola Solutions Skywave Tsi Voxware Zebra

Scanning and mobility

Major Products/Services	Major Customers/Uses	Key Competitors
Satellite tracking hardware, airtime services and applications	Security, logistics, maritime customers for: the tracking of vehicles, containers, ships, and personnel in remote environments
Search & Rescue ground stations system software	National organizations that monitor distress signals from aircraft, ships and individuals typically military branches and coast guards

Process automation products and solutions

Major Products/Services	Major Customers/Uses	Key Competitors

Advanced control software and
 industrial automation systems
 for control and monitoring of
 continuous, batch and hybrid
 operations
Production management
 software
Communications systems for
 Industrial Control equipment
 and systems
Consulting, networking
 engineering and installation
Terminal automation solutions
Process control instrumentation
Field instrumentation
Analytical instrumentation
Recorders and controllers
Critical environment control
 solutions and services
Aftermarket maintenance,
 repair and upgrade
Gas control, measurement and
 analyzing equipment

Refining and petrochemical
 companies
Chemical manufacturers
Oil and gas producers
Food and beverage processors
Pharmaceutical companies
Utilities
Film and coated producers
Pulp and paper industry
Continuous web producers in
 the paper, plastics, metals,
 rubber, non-wovens and
 printing industries
Mining and mineral industries

ABB AspenTech Emerson Invensys Siemens Yokogawa

Building solutions and services

Major Products/Services	Major Customers/Uses	Key Competitors

HVAC and building control
 solutions and services
Energy management solutions
 and services, including
 demand response and
 automation
Security and asset
 management solutions and
 services
Enterprise building integration
 solutions
Building information services
Airport lighting and systems,
 visual docking guidance
 systems

Building managers and owners
Contractors, architects and
 developers
Consulting engineers
Security directors
Plant managers
Utilities
Large global corporations
Public school systems
Universities
Local governments
Public housing agencies
Airports

Ameresco Chevron Invensys Johnson Controls Local contractors and utilities Safegate Schneider Siemens Trane Thorn United Technologies

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

Resins & chemicals

Major Products/Services	Major Customers/Uses	Key Competitors
Nylon 6 polymer Caprolactam Ammonium sulfate Phenol Acetone Cyclohexanone MEKO	Nylon for carpet fibers, engineered resins and flexible packaging Fertilizer Resins - Phenolic, Epoxy, Polycarbonate Solvents Chemical intermediates Paints, Coatings, Laquers	BASF DSM INEOS Mitsui Polimeri Sinopec UBE Shell

Hydrofluoric acid (HF)

Major Products/Services	Major Customers/Uses	Key Competitors
Anhydrous and aqueous hydrofluoric acid	Fluorochemicals Metals processing Oil refining Chemical intermediates Semiconductors Photovoltaics	Mexichem Fluor Solvay

Fluorochemicals

Major Products/Services	Major Customers/Uses	Key Competitors
Refrigerants, aerosol and insulation foam blowing agents Solstice® refrigerants, blowing agents, aersols and solvents Oxyfume sterilant gases Enovate 3000 blowing agent for refrigeration insulation	Refrigeration Stationary air conditioning Automotive air conditioning Polyurethane foam Precision cleaning Optical Appliances Hospitals Medical equipment Manufacturers	Asahi Arkema Daikin Dupont Mexichem Fluor Sinochem Solvay 3M

Nuclear services

Major Products/Services	Major Customers/Uses	Key Competitors
UF6 conversion services	Nuclear fuel Electric utilities	Cameco Areva Rosatom

Research and fine chemicals

Major Products/Services	Major Customers/Uses	Key Competitors
Oxime-based fine chemicals Fluoroaromatics High-purity solvents	Agrichemicals Biotech	Avecia Degussa DSM E. Merck Lonza Thermo Fisher Scientific Sigma-Aldrich

Performance chemicals, Imaging chemicals, Chemical processing sealants

Major Products/Services	Major Customers/Uses	Key Competitors
HF derivatives Fluoroaromatics Catalysts	Diverse by product type	Atotech BASF DSM

Advanced fibers & composites

Major Products/Services	Major Customers/Uses	Key Competitors
High modulus polyethylene fiber and shield composites Aramid shield composites	Bullet resistant vests, helmets and other armor applications Cut-resistant gloves Rope & cordage	DuPont DSM Teijin

Healthcare and packaging

Major Products/Services	Major Customers/Uses	Key Competitors
Cast nylon film Bi-axially oriented nylon film Fluoropolymer film	Food and pharmaceutical packaging	American Biaxis CFP Daikin Kolon Unitika

Specialty additives

Major Products/Services	Major Customers/Uses	Key Competitors
Polyethylene waxes Paraffin waxes and blends PVC lubricant systems Processing aids Luminescent pigments Adhesives	Coatings and inks PVC pipe, siding & profiles Plastics Reflective coatings Safety & security applications	BASF Clariant Westlake

Electronic chemicals

Major Products/Services	Major Customers/Uses	Key Competitors
Ultra high-purity HF Inorganic acids Hi-purity solvents	Semiconductors Photovoltaics	BASF KMG

Semiconductor materials and services

Major Products/Services	Major Customers/Uses	Key Competitors
Interconnect-dielectrics Interconnect-metals Semiconductor packaging materials Advanced polymers Anti-reflective coatings Thermo-couples	Semiconductors Microelectronics Telecommunications	BASF Brewer Dow Nikko Praxair Shinko Tosoh

Catalysts, adsorbents and specialties

Major Products/Services	Major Customers/Uses	Key Competitors
Catalysts Molecular sieves Adsorbents Aluminas Customer catalyst manufacturing	Petroleum, refining, petrochemical industry, gas processing industry and home, automotive, steel and medical manufacturing industries	Axens Albemarle Chevron Exxon-MobilHaldor Topsoe Johnson Matthey Shell/Criterion Sinopec SK WR Grace

Process technology and equipment

Major Products/Services	Major Customers/Uses	Key Competitors
Technology licensing and engineering design of process units and systems Engineered products Proprietary equipment Training and development of technical personnel	Petroleum refining, petrochemical	Axens Chevron Lummus Global Chicago Bridge & Iron Exxon-Mobil Koch Glitsch Linde AG Natco Technip Sinopec Shell/SGS

Renewable fuels and chemicals

Major Products/Services	Major Customers/Uses	Key Competitors
Technology licensing of Process, catalysts, absorbents, Refining equipment and services for producing renewable-based fuels and chemicals	Military, refining, fuel oil, power production	Dynamotive Haldor Topsoe Kior Lurgi Neste Oy Syntroleum

Gas processing and hydrogen

Major Products/Services	Major Customers/Uses	Key Competitors
Design, engineer, manufacture and install natural gas processing hydrogen separation plants	Gas processing and hydrogen separation	Cameron General Electric Exterran Linde AG Lurgi Optimized Process Design Proquip PWA-Prosep

Transportation Systems

Our Transportation Systems segment is one of the leading manufacturers of engine boosting systems for passenger cars and commercial vehicles, as well as a leading provider of braking products.

Charge-air systems

Major Products/Services	Major Customers/Uses	Key Competitors
Turbochargers for gasoline, diesel, CNG, LPG	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Borg-Warner Cummins Holset IHI MHI Bosch Mahle Continental

Thermal systems

Major Products/Services	Major Customers/Uses	Key Competitors
Exhaust gas coolers Charge-air coolers Aluminum radiators Aluminum cooling modules	Passenger car, truck and off-highway OEMs Engine manufacturers Aftermarket distributors and dealers	Behr Modine Valeo

Brake hard parts and other friction materials

Major Products/Services	Major Customers/Uses	Key Competitors
Disc brake pads and shoes Drum brake linings Brake blocks Disc and drum brake components Brake hydraulic components Brake fluid Aircraft brake linings Railway linings	Automotive and heavy vehicle OEMs, OES, brake manufacturers and aftermarket channels Installers Railway and commercial/military aircraft OEMs and brake manufacturers	Akebono Continental Federal-Mogul ITT Corp JBI Nisshinbo TRW

Aerospace Sales

Our sales to aerospace customers were 31, 32, and 31 percent of our total sales in 2013, 2012 and 2011, respectively. Our sales to commercial aerospace original equipment manufacturers were 7, 7, and 6 percent of our total sales in 2013, 2012 and 2011, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 11, 12, and 11 percent of our total sales in 2013, 2012 and 2011. Our Aerospace results of operations can be impacted by various industry and economic conditions. See “Item 1A. Risk Factors.”

U.S. Government Sales

Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $3,856, $4,109 and $4,276 million in 2013, 2012 and 2011, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $3,066, $3,273 and $3,374 million in 2013, 2012 and 2011, respectively. U.S. defense spending decreased in 2013 compared to 2012. Due to anticipated lower U.S. Government spending levels mandated by the Budget Control Act (sequestration), we expect a slight decline in our defense and space revenue in 2014. We do not expect our overall operating results to be significantly affected by any proposed changes in 2014 federal defense spending due principally to the varied mix of the government programs which impact us (OEM production, engineering development programs, aftermarket spares and repairs and overhaul programs), increases in direct foreign defense and space market sales, as well as our diversified commercial businesses.

Our contracts with the U.S. Government are subject to audits, investigations, and termination by the government. See “Item 1A. Risk Factors.”

Backlog

Our total backlog at December 31, 2013 and 2012 was $16,523 and $16,307 million, respectively. We anticipate that approximately $12,262 million of the 2013 backlog will be filled in 2014. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

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

International Operations

We are engaged in manufacturing, sales, service and research and development globally. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 14, 14 and 12 percent of our total sales in 2013, 2012 and 2011, respectively. Foreign manufactured products and services, mainly in Europe and Asia, were 41, 41 and 43 percent of our total sales in 2013, 2012 and 2011, respectively.

Approximately 23 percent of total 2013 sales of Aerospace-related products and services were exports of U.S. manufactured products and systems and performance of services such as aircraft repair and overhaul. Exports were principally made to Europe, Asia, Canada, and Latin America. Foreign manufactured products and systems and performance of services comprised approximately 16 percent of total 2013 Aerospace sales. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Canada and Asia.

Approximately 3 percent of total 2013 sales of Automation and Control Solutions products and services were exports of U.S. manufactured products. Foreign manufactured products and performance of services accounted for 57 percent of total 2013 Automation and Control Solutions sales. The principal manufacturing facilities outside the U.S. are in Europe and Asia, with less significant operations in Canada and Australia.

Approximately 30 percent of total 2013 sales of Performance Materials and Technologies products and services were exports of U.S. manufactured products. Exports were principally made to Asia and Latin America. Foreign manufactured products and performance of services comprised 23 percent of total 2013 Performance Materials and Technologies sales. The principal manufacturing facilities outside the U.S. are in Europe and Asia.

Approximately 4 percent of total 2013 sales of Transportation Systems products were exports of U.S. manufactured products. Foreign manufactured products accounted for 84 percent of total 2013 sales of Transportation Systems. The principal manufacturing facilities outside the U.S. are in Europe, with less significant operations in Asia.

Financial information including net sales and long-lived assets related to geographic areas is included in Note 25 of Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data”. Information regarding the economic, political, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Raw Materials

The principal raw materials used in our operations are generally readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials and commodities in 2013. We are not dependent on any one supplier for a material amount of our raw materials, except related to R240 (a key component in foam blowing agents), a raw material used in our Performance Materials and Technologies segment.

The costs of certain key raw materials, including cumene, fluorspar, R240, natural gas, perchloroethylene, sulfur and ethylene in our Performance Materials and Technologies business, nickel, steel and other metals in our Transportation Systems business, and nickel, titanium and other metals in our Aerospace business, are expected to continue to fluctuate. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2014. See “Item 1A. Risk Factors” for further discussion.

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

We have registered trademarks for a number of our products and services, including Honeywell, Aclar, Ademco, Bendix, BW, Callidus, Enovate, Esser, Fire-Lite, Garrett, Genetron, Gent, Howard Leight, Intermec, Jurid, Matrikon, Maxon, MK, North, Notifier, Novar, Oleflex, Parex, RAE Systems, RMG, Silent Knight, Solstice, Spectra, System Sensor, Trend, Tridium and UOP.

Research and Development

Our research activities are directed toward the discovery and development of new products, technologies and processes, and the development of new uses for existing products and software applications. The Company’s principal research and development activities are in the U.S., India, Europe and China.

Research and development (R&D) expense totaled $1,804, $1,847 and $1,799 million in 2013, 2012 and 2011, respectively. The decrease in R&D expense of 2 percent in 2013 compared to 2012 was primarily due to lower pension (primarily due to the absence of U.S. pension mark-to-market adjustment in 2013) and other postretirement expenses, partially offset by the increased expenditures for new product development in our Automation and Control Solutions and Performance Materials Technologies segments. The increase in R&D expense of 3 percent in 2012 compared to 2011 was mainly due to increased expenditures on the development of new technologies to support existing and new aircraft platforms in our Aerospace segment and new product development in our Automation and Control Solutions and Performance Materials Technologies segments. R&D as a percentage of sales was 4.6, 4.9 and 4.9 percent in 2013, 2012 and 2011, respectively. Customer-sponsored (principally the U.S. Government) R&D activities amounted to an additional $969, $835 and $867 million in 2013, 2012 and 2011, respectively.

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

Employees

We have approximately 131,000 employees at December 31, 2013, of which approximately 51,000 were located in the United States.

Item 1A. Risk Factors

Cautionary Statement about Forward-Looking Statements

We have described many of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including the overview of the Company and each of our segments and the discussion of their respective economic and other factors and areas of focus for 2014. These sections and other parts of this report (including this Item 1A) contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.

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

The operating results of our segments are impacted by general global industry and economic conditions that can cause changes in spending and capital investment patterns, demand for our products and services and the level of our manufacturing and shipping costs. The operating results of our Aerospace segment, which generated 31 percent of our consolidated revenues in 2013, are directly tied to cyclical industry and economic conditions, including global demand for air travel as reflected in new aircraft production, the deferral or cancellation of orders for new aircraft, delays in launch schedules for new aircraft platforms, the retirement of aircraft, global flying hours, and business and general aviation aircraft utilization rates, as well as changes in customer buying patterns with respect to aftermarket parts, supplier consolidation, factory transitions, capacity constraints, and the level and mix of U.S. and foreign government appropriations for defense and space programs (as further discussed in other risk factors below). The challenging operating environment faced by the commercial airline industry may be influenced by a wide variety of factors including global flying hours, aircraft fuel prices, labor issues, airline consolidation, airline insolvencies, terrorism and safety concerns as well as changes in regulations. Future terrorist actions or pandemic health issues could dramatically reduce both the demand for air travel and our Aerospace aftermarket sales and margins. The operating results of our Automation and Control Solutions (ACS) segment, which generated 42 percent of our consolidated revenues in 2013, are impacted by the level of global residential and commercial construction (including retrofits and upgrades), capital spending and operating expenditures on building and process automation, industrial plant capacity utilization and expansion, inventory levels in distribution channels, and global economic growth rates. Performance Materials and Technologies’ operating results, which generated 17 percent of our consolidated revenues in 2013, are impacted by global economic growth rates, capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, and raw material demand and supply volatility. Transportation Systems’ operating results, which generated 10 percent of our consolidated revenues in 2013, are impacted by global production and demand for automobiles and trucks equipped with turbochargers, and regulatory changes regarding automobile and truck emissions and fuel economy, delays in launch schedules for new automotive platforms, and consumer demand and spending for automotive aftermarket products. Demand of global automotive and truck manufacturers will continue to be influenced by a wide variety of factors, including ability of consumers to obtain financing, ability to reduce operating costs and overall consumer and business confidence. Each of the segments is impacted by volatility in raw material prices (as further described below) and non- material inflation.

Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.

The cost of raw materials is a key element in the cost of our products, particularly in our Performance Materials and Technologies (cumene, fluorspar, R240, natural gas, perchloroethylene, sulfur and ethylene), Transportation Systems (nickel, steel and other metals) and Aerospace (nickel, titanium and other metals) segments. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

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

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects, may reduce our profitability or adversely impact our businesses

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements through the Honeywell Enablers. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost- competitive regions and product line rationalizations. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to employee attrition. Many of the restructuring actions are complex and difficult to implement. Hence, we may not realize the full operational or financial benefits we expected, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. See Note 3 Repositioning and Other Charges of Notes to the Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a summary of our repositioning actions.

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

In 2013, approximately 55 percent of our total sales (including products manufactured in the U.S. and sold outside the U.S. as well as products manufactured in international locations) were outside of the U.S. including approximately 29 percent in Europe and approximately 13 percent in Asia. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, government instability, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. We are also subject to U.S. laws prohibiting companies from doing business in certain countries, or restricting the type of business that may be conducted in these countries. The cost of compliance with increasingly complex and often conflicting regulations worldwide can also impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

With more than half of the Company’s sales generated internationally, global economic conditions can have a significant impact on our total sales. Uncertain global economic conditions arising from a tepid recovery in the Euro zone and varying rates of growth in emerging regions could reduce customer confidence that results in decreased demand for our products and services, disruption in payment patterns and higher default rates, a tightening of credit markets (see risk factor below regarding volatility of credit markets for further discussion) and increased risk regarding supplier performance. Volatility in exchange rates of emerging market currencies present uncertainties that complicate planning and could unexpectedly impact our profitability, presenting increased counterparty risk with respect to the financial institutions with whom we do business. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the financial institutions with whom we transact business could expose Honeywell to financial loss.

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

At December 31, 2013, the net carrying value of long-lived assets (property, plant and equipment, goodwill and other intangible assets) and available for sale securities totaled approximately $20.8 billion and $0.8 billion, respectively. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. An other than temporary decline in the market value of our available for sale securities may also result in an impairment charge. Future impairment charges could significantly affect our results of operations in the periods recognized. Impairment charges would also reduce our consolidated shareowners’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to the public debt and equity markets.

A change in the level of U.S. Government defense and space funding or the mix of programs to which such funding is allocated could adversely impact Aerospace’s defense and space sales and results of operations.

Sales of our defense and space-related products and services are largely dependent upon government budgets, particularly the U.S. defense budget. Sales as a prime contractor and subcontractor to the U.S. Department of Defense comprised approximately 25 percent and 8 percent of Aerospace and total sales, respectively, for the year ended December 31, 2013. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2014 and subsequent budgets ultimately approved by Congress, or be included in the scope of separate supplemental appropriations. We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift in defense or space spending to programs in which we do not participate and/or reductions in funding for or termination of existing programs could adversely impact our results of operations.

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

With approximately 131,000 employees, including approximately 51,000 in the U.S., our expenses relating to employee health and retiree health benefits are significant. In recent years, we have experienced significant increases in certain of these costs, largely as a result of economic factors beyond our control, in particular, ongoing increases in health care costs well in excess of the rate of inflation. Continued increasing health-care costs, legislative or regulatory changes, and volatility in discount rates, as well as changes in other assumptions used to calculate retiree health benefit expenses, may adversely affect our financial position and results of operations.

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

We are subject to income taxes in both the United States and various non-U.S. jurisdictions. Our domestic and international tax liabilities are dependent, in part, upon the distribution of income among these different jurisdictions. In 2013, our tax expense represented 26.8 percent of our income before tax. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of our deferred tax assets. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

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

Our principal plants, which are owned in fee unless otherwise indicated, are as follows:

Aerospace
Anniston, AL (leased) Glendale, AZ (leased) Phoenix, AZ (partially leased) Tempe, AZ Tucson, AZ Torrance, CA Clearwater, FL	Olathe, KS Minneapolis, MN (partially leased) Plymouth, MN Rocky Mount, NC Albuquerque, NM (partially leased) Urbana, OH Greer, SC	Toronto, Canada Olomouc, Czech Republic (leased) Penang, Malaysia Chihuahua, Mexico Singapore Yeovil, UK (leased) South Bend, IN
Automation and Control Solutions
San Diego, CA (leased) Northford, CT Freeport, IL St. Charles, IL (leased) Golden Valley, MN York, PA (leased) Murfreesboro, TN (leased)	Pleasant Prairie, WI (leased) Shenzhen, China (leased) Suzhou, China Tianjin, China (leased) Brno, Czech Republic (leased) Mosbach, Germany Neuss, Germany	Schonaich, Germany (leased) Pune, India (partially leased) Chihuahua, Mexico (partially leased) Juarez, Mexico (partially leased) Tijuana, Mexico (leased) Emmen, Netherlands Newhouse, Scotland
Performance Materials and Technologies
Mobile, AL (partially leased) Des Plaines, IL Metropolis, IL Baton Rouge, LA Geismar, LA	Shreveport, LA Frankford, PA Pottsville, PA Orange, TX Chesterfield, VA	Colonial Heights, VA Hopewell, VA Spokane, WA (partially leased) Seelze, Germany Tulsa, OK Danville, IL
Transportation Systems
Shanghai, China Glinde, Germany	Atessa, Italy Kodama, Japan Ansan, Korea (leased)	Mexicali, Mexico (partially leased) Bucharest, Romania Pune, India

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The U.S. Environmental Protection Agency (“EPA”) has alleged that PreCon, Inc., a Honeywell service provider, failed to comply with certain environmental regulations at a Virginia facility. EPA has initially calculated the relevant penalty at approximately $180,000, although negotiations are ongoing. Honeywell includes this allegation because of its contractual relationship with PreCon, Inc. The EPA has made no allegations against Honeywell.

Although the outcome of the matter discussed above cannot be predicted with certainty, we do not believe that it will have a material adverse effect on our consolidated financial position, consolidated results of operations or operating cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
David M. Cote, 61 2002(a)	Chairman of the Board and Chief Executive Officer since July 2002.
Katherine L. Adams, 49 2009

Senior Vice President and General Counsel since April 2009. Vice President and General Counsel from September 2008 to April 2009. Vice President and General Counsel for Performance Materials and Technologies from February 2005 to September 2008.

David J. Anderson, 64 2003	Senior Vice President and Chief Financial Officer since June 2003.
Roger Fradin, 60 2004	President and Chief Executive Officer Automation and Control Solutions since January 2004.
Alexandre Ismail, 48 2009

President Energy, Safety and Security since May 2013. President and Chief Executive Officer Transportation Systems from April 2009 to May 2013. President Turbo Technologies from November 2008 to April 2009. President Global Passengers Vehicles from August 2006 to November 2008.

Mark R. James, 52 2007	Senior Vice President Human Resources, Procurement and Communications since November 2007.
Terrence S. Hahn, 47 2013	President and Chief Executive Officer Transportation Systems since May 2013. Vice President and General Manager of Fluorine Products from March 2007 to May 2013.
Andreas C. Kramvis, 61 2008	President and Chief Executive Officer Performance Materials and Technologies since March 2008. President of Environmental and Combustion Controls from September 2002 to February 2008.
Timothy O. Mahoney, 57 2009	President and Chief Executive Officer Aerospace since September 2009. Vice President Aerospace Engineering and Technology and Chief Technology Officer from March 2007 to August 2009.
Krishna Mikkilineni, 54 2010

Senior Vice President Engineering, Operations and Information Technology since April 2013. Senior Vice President Engineering and Operations from April 2010 to April 2013 and President Honeywell Technology Solutions from January 2009 to April 2013. Vice President Honeywell Technology Solutions from July 2002 to January 2009

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

The number of record holders of our common stock at December 31, 2013 was 55,537.

Honeywell purchased 3,500,000 shares of its common stock, par value $1 per share, in the quarter ending December 31, 2013. In December 2013, the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock, which replaced the previously approved share repurchase program. $5 billion remained available as of December 31, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the three months ended December 31, 2013:

Issuer Purchases of Equity Securities
Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
November 2013	3,500,000	$86.96	3,500,000	$525
December 2013	—	—	—	$5,000

Performance Graph

The following graph compares the five-year cumulative total return on our Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and a composite of Standard & Poor’s Industrial Conglomerates and Aerospace and Defense indices, on a 60%/40% weighted basis, respectively (the “Composite Index”). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2008 and that all dividends were reinvested.

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

Item 6. Selected Financial Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$39,055	$37,665	$36,529	$32,350	$29,951
Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	3,924	2,926	1,858	1,944	1,492
Income from discontinued operations(1)	—	—	209	78	56

Net income attributable to Honeywell	3,924	2,926	2,067	2,022	1,548
Earnings Per Common Share
Basic:
Income from continuing operations	4.99	3.74	2.38	2.51	1.99
Income from discontinued operations	—	—	0.27	0.10	0.07

Net income attributable to Honeywell	4.99	3.74	2.65	2.61	2.06
Assuming dilution:
Income from continuing operations	4.92	3.69	2.35	2.49	1.98
Income from discontinued operations	—	—	0.26	0.10	0.07

Net income attributable to Honeywell	4.92	3.69	2.61	2.59	2.05
Dividends per share	1.68	1.53	1.37	1.21	1.21
Financial Position at Year-End
Property, plant and equipment—net	5,278	5,001	4,804	4,724	4,847
Total assets	45,435	41,853	39,808	37,834	35,993
Short-term debt	2,028	1,101	674	889	1,361
Long-term debt	6,801	6,395	6,881	5,755	6,246
Total debt	8,829	7,496	7,555	6,644	7,607
Redeemable noncontrolling interest	167	150	—	—	—
Shareowners’ equity	17,579	13,065	10,902	10,787	8,971

(1)

For the year ended December 31, 2011, income from discontinued operations includes a $178 million, net of tax gain, resulting from the sale of the CPG business which funded a portion of the 2011 repositioning actions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or the “Company”) for the three years ended December 31, 2013. All references to Notes related to Notes to the Financial Statements in “Item 8-Financial Statements and Supplementary Data”.

The Consumer Products Group (CPG) automotive aftermarket business had historically been part of the Transportation Systems reportable segment. In accordance with generally accepted accounting principles, CPG results are excluded from continuing operations and are presented as discontinued operations in all periods presented. See Note 2 Acquisitions and Divestitures for further details.

EXECUTIVE SUMMARY

For Honeywell, 2013 marked another year of growth and enhanced profitability. Despite a modest 2.5 percent growth in World GDP and Industrial Production, Honeywell’s 2013 revenues were $39.1 billion representing a 4 percent improvement compared to 2012 revenues of $37.7 billion. Our segment profit improved by 8 percent, roughly two times revenue growth, evidencing the Company’s continued focus on operational excellence. We achieved strong segment profit expansion while reinvesting in our businesses through seed planting and continued focus on proactive repositioning. See Review of Business Segments section of this MD&A for a reconciliation of segment profit to consolidated income from continuing operations before taxes.

The Company’s operational excellence and ability to expand profit faster than sales growth is due in part to a consistent, methodical application of several key internal business processes which drive improvements in organizational efficiency and service quality, bringing world-class products and services to markets faster and more cost effectively for our customers. Honeywell refers to these processes as the Honeywell Enablers. In 2013, Honeywell continued to strengthen and expand the use of the Honeywell Enablers:

•

The Honeywell Operating System (“HOS”): HOS drives sustainable improvements in our manufacturing operations to generate exceptional performance in safety, quality, delivery, cost, and inventory management. Approximately 75 percent of our manufacturing cost base has achieved HOS certification.

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

The Company continues to invest for future growth as measured by a number of important metrics:

•

R&D spending at 4.6 percent of revenues was targeted at such high growth areas as natural gas processing, low global warming refrigerants and blowing agents, and voice control and wireless control devices and technologies.

•

Capital expenditures grew 7 percent to $947 million principally related to the construction and expansion of Performance Materials and Technologies manufacturing facilities, as well as upgrades to our Aerospace facilities.

•	The Company recognized approximately $231 million of charges relating to restructuring actions to support sustainable productivity in years to come.

•

The Company completed $1,133 million (net of cash acquired) in acquisitions in 2013, including the acquisition of Intermec, Inc. (“Intermec”), a leading provider of mobile computing, radio frequency identification solutions (RFID) and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments and RAE Systems, Inc. (RAE), a global manufacturer of fixed and portable gas and radiation detection systems, and software.

•

The Company continued to monitor its portfolio of businesses and to divest those that do not fit within our long-term strategic plan. In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business for approximately $155 million.

•

Expansion of Honeywell’s presence and sales in high growth regions and countries such as China, India, Eastern Europe, the Middle-East, and Latin America. Sales to customers outside the United States now account for approximately 55 percent of total revenues.

Operating cash flow grew by 23 percent in 2013 to $4,335 million. This operating cash flow performance enabled us to invest $947 million in capital expenditures, partially fund the acquisitions discussed above, make $156 million in non-U.S. pension contributions, provide a 10 percent increase in the Company’s cash dividend rate (vs. 2012) and repurchase 13.5 million shares of common stock.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2013	2012	2011
Net sales	$39,055	$37,665	$36,529
% change compared with prior period	4%	3%

The change in net sales compared to the prior year period is attributable to the following:

	2013 Versus 2012	2012 Versus 2011
Volume	1%	2%
Price	1%	1%
Acquisitions/Divestitures	2%	2%
Foreign Exchange	—	(2)%

	4%	3%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2013	2012	2011
Cost of products and services sold	$28,364	$28,291	$28,556
% change compared with prior period	—	(1)%
Gross Margin percentage	27.4%	24.9%	21.8%

Cost of products and services sold increased by $73 million in 2013 compared with 2012 principally due to an estimated increase in direct material costs of approximately $585 million and indirect material costs of approximately $115 million (driven by higher sales volume and acquisitions) and increased repositioning and other charges of approximately $140 million partially offset by a decrease in pension expense of approximately $760 million, primarily driven by the $650 million decrease in the pension mark-to-market adjustment allocated to cost of products and services sold (approximately $30 million in 2013 versus approximately $680 million in 2012).

Gross margin percentage increased by 2.5 percentage points in 2013 compared with 2012 principally due to lower pension expense (approximately 2.0 percentage point impact primarily driven by the decrease in the pension mark-to-market adjustment allocated to cost of products and services sold), higher segment gross margin in all of our business segments (approximately 0.5 percentage point impact collectively) and lower other postretirement expense (0.1 percentage point impact) partially offset by higher repositioning and other charges (approximately 0.4 percentage point impact)

Cost of products and services sold decreased by $265 million or 1 percent in 2012 compared with 2011, principally due to a decrease in pension expense of approximately $800 million (primarily driven by the decrease in the pension mark-to-market adjustment allocated to cost of products and services sold of $780 million) and a decrease in repositioning and other charges of approximately $220 million, partially offset by an estimated increase in direct material costs of approximately $620 million driven substantially by a 3 percent increase in sales as a result of the factors (excluding price) shown above and discussed in the Review of Business Segments section of this MD&A and an increase in other postretirement expense of approximately $135 million due to the absence of 2011 curtailment gains.

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

Selling, General and Administrative Expenses

	2013	2012	2011
Selling, general and administrative expense	$5,190	$5,218	$5,399
Percent of sales	13.3%	13.9%	14.8%

Selling, general and administrative expenses (SG&A) decreased as a percentage of sales by 0.6 percent in 2013 compared to 2012 primarily driven by (i) higher sales as a result of the factors discussed in the Review of Business Segments section of this MD&A, (ii) an estimated $270 million decrease in pension expense primarily driven by an approximately $250 million decrease in the pension mark-to-market charge allocated to SG&A (approximately $20 million in 2013 versus approximately $270 million in 2012) partially offset by an estimated $215 million increase in labor costs (primarily acquisitions, merit increases and investment for growth) and an $80 million increase in repositioning charges.

Selling, general and administrative expenses decreased as a percentage of sales by 0.9 percent in 2012 compared to 2011 driven by the impact of higher sales as a result of the factors discussed in the Review of Business Segments section of this MD&A, an estimated $110 million decrease in pension expense (driven by the decrease in the portion of the pension mark-to-market charge allocated to SG&A), $90 million decrease due to foreign exchange and $80 million decrease in repositioning actions, partially offset by the impact of an estimated $140 million increase in costs resulting from acquisitions, investment for growth and merit increases (net of other employee related costs).

Other (Income) Expense

	2013	2012	2011
Equity (income) loss of affiliated companies	$(36)	$(45)	$(51)
Gain on sale of available for sale investments	(195)	—	—
Loss (gain) on sale of non-strategic businesses and assets	20	(5)	(61)
Interest income	(69)	(58)	(58)
Foreign exchange	34	36	50
Other, net	8	2	36

	$(238)	$(70)	$(84)

Other income increased by $168 million in 2013 compared to 2012 primarily due to $195 million of realized gain related to the sale of marketable equity securities. These securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the

Consumables Solutions business in July 2008. This gain was partially offset by an increase in loss on sale of non-strategic businesses and assets of $25 million, primarily due to a pre-tax loss of approximately $28 million related to the pending divestiture of the Friction Materials business within our Transportation Systems segment. See Note 2, Acquisitions and Divestitures for further details.

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

Interest and Other Financial Charges

	2013	2012	2011
Interest and other financial charges	$327	$351	$376
% change compared with prior period	(7)%	(7)%

Interest and other financial charges decreased by 7 percent in 2013 compared with 2012 primarily due to lower borrowing costs, partially offset by higher average debt balances.

Interest and other financial charges decreased by 7 percent in 2012 compared with 2011 primarily due to lower borrowing costs, partially offset by higher average debt balances.

Tax Expense

	2013	2012	2011
Tax expense	$1,450	$944	$417
Effective tax rate	26.8%	24.4%	18.3%

The effective tax rate increased by 2.4 percentage points in 2013 compared with 2012. The year over year increase in the effective tax rate was primarily attributable to lower mark-to-market pension expense in the U.S. Other factors causing an increase in the effective tax rate include higher tax expense related to an increase in tax reserves and higher state tax expense. These increases in the effective tax rate were partially offset by tax benefits from retroactive law changes in the U.S. The Company’s foreign effective tax rate for 2013 was 19.0 percent, an increase of approximately 2.0 percentage points compared to 2012. The year over year increase in the foreign effective tax rate was primarily attributable to higher expense related to retroactive tax law changes in Germany and additional reserves in various jurisdictions, coupled with higher earnings in higher tax rate jurisdictions. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to overall foreign earnings taxed at lower rates.

The effective tax rate increased by 6.1 percentage points in 2012 compared with 2011 primarily due to a change in the mix of earnings taxed at higher rates (primarily driven by an approximate 6.1 percentage point impact from the decrease in pension mark-to-market expense), a decreased benefit from valuation allowances, a decreased benefit from the settlement of tax audits and the absence of the U.S. R&D tax credit, partially offset by a decreased expense related to tax reserves. The foreign effective tax rate was 17.0 percent, a decrease of approximately 4.1 percentage points which primarily consisted of a 10.0 percent impact related to a decrease in tax reserves, partially offset by a 5.2 percent impact from increased valuation allowances on net operating losses primarily due to a decrease in Luxembourg and France earnings available to be offset by net operating loss carry forwards and a 1.4 percent impact from tax expense related to foreign exchange. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to overall foreign earnings taxed at lower rates.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. Some of these provisions provided retroactive changes to the 2012 tax year which were not taken into account in determining the Company’s effective tax rate for 2012. The impact of these retroactive changes was approximately $76 million of lower tax expense and was recorded in the first quarter of 2013.

Net Income Attributable to Honeywell

	2013	2012	2011
Amounts attributable to Honeywell
Income from continuing operations	$3,924	$2,926	$1,858
Income from discontinued operations	—	—	209

Net income attributable to Honeywell	$3,924	$2,926	$2,067

Earnings per share of common stock—assuming dilution
Income from continuing operations	$4.92	$3.69	$2.35
Income from discontinued operations	—	—	0.26

Net income attributable to Honeywell	$4.92	$3.69	$2.61

Earnings per share of common stock—assuming dilution increased by $1.23 per share in 2013 compared with 2012 primarily due to lower pension expense (mainly due to a decrease in the pension mark-to-market adjustment), increased segment profit in each of our business segments and higher other income as discussed above, partially offset by increased tax expense and higher repositioning and other charges.

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

For further discussion of segment results, see “Review of Business Segments.”

BUSINESS OVERVIEW

This Business Overview provides a summary of Honeywell and its four reportable operating segments (Aerospace, Automation and Control Solutions, Performance Materials and Technologies and Transportation Systems), including their respective areas of focus for 2014 and the relevant economic and other factors impacting their results, and a discussion of each segment’s results for the three years ended December 31, 2013. Each of these segments is comprised of various product and service classes that serve multiple end markets. See Note 24 Segment Financial Data of Notes to the Financial Statements for further information on our reportable segments and our definition of segment profit.

Economic and Other Factors

In addition to the factors listed below with respect to each of our operating segments, our consolidated operating results are principally impacted by:

•	Change in global economic growth rates and industry conditions and demand in our key end markets;

•	Overall sales mix, in particular the mix of Aerospace original equipment and aftermarket sales and the mix of Automation and Control Solutions (ACS) products, distribution and services sales;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The impact of the pension discount rate and asset returns on pension expense, including mark-to-market adjustments, and funding requirements; and

•	The impact of fluctuations in foreign currency exchange rates (in particular the Euro), relative to the U.S. dollar.

Areas of Focus for 2014

The 2014 areas of focus are supported by the enablers including the Honeywell Operating System, our Velocity Product Development process, and Functional Transformation. These areas of focus are generally applicable to each of our operating segments and include:

•	Driving profitable growth through R&D, technological excellence and optimized manufacturing capability to deliver innovative products that customers value;

•

Expanding margins by maintaining and improving the Company’s cost structure through manufacturing and administrative process improvements, repositioning, and other actions, which will drive productivity and enhance the flexibility of the business as it works to proactively respond to changes in end market demand;

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

•	Controlling Corporate and other non-operating costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and tax expense.

Review of Business Segments

	2013	2012	2011
Net Sales
Aerospace
Product	$7,043	$6,999	$6,494
Service	4,937	5,041	4,981

Total	11,980	12,040	11,475
Automation and Control Solutions
Product	14,193	13,610	13,328
Service	2,363	2,270	2,207

Total	16,556	15,880	15,535
Performance Materials and Technologies
Product	6,223	5,642	5,064
Service	541	542	595

Total	6,764	6,184	5,659
Transportation Systems
Product	3,755	3,561	3,859
Service	—	—	—

Total	3,755	3,561	3,859
Corporate
Product	—	—	—
Service	—	—	1

Total	—	—	1

	$39,055	$37,665	$36,529

Segment Profit
Aerospace	$2,372	$2,279	$2,023
Automation and Control Solutions	2,437	2,232	2,083
Performance Materials and Technologies	1,271	1,154	1,042
Transportation Systems	498	432	485
Corporate	(227)	(218)	(276)

	$6,351	$5,879	$5,357

A reconciliation of segment profit to consolidated income from continuing operations before taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Segment Profit	$6,351	$5,879	$5,357
Other income (expense)(1)	202	25	33
Interest and other financial charges	(327)	(351)	(376)
Stock compensation expense(2)	(170)	(170)	(168)
Pension ongoing income (expense)(2)	90	(36)	(105)
Pension mark-to-market expense(2)	(51)	(957)	(1,802)
Other postretirement income (expense)(2)	(20)	(72)	86
Repositioning and other charges(2)	(663)	(443)	(743)

Income from continuing operations before taxes	$5,412	$3,875	$2,282

(1)	Equity income (loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

	2013	2012	2011	% Change
				2013 Versus 2012	2012 Versus 2011
Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$1,716	$1,601	$1,439	7%	11%
Business and general aviation	935	967	723	(3)%	34%
Aftermarket
Air transport and regional	2,960	2,947	2,828	—	4%
Business and general aviation	1,499	1,417	1,207	6%	17%
Defense and Space	4,870	5,108	5,278	(5)%	(3)%

Total Aerospace Sales	11,980	12,040	11,475
Automation and Control Solutions Sales
Energy Safety & Security	8,756	8,123	7,977	8%	2%
Process Solutions	3,091	3,093	3,010	—	3%
Building Solutions & Distribution	4,709	4,664	4,548	1%	3%

Total Automation and Control Solutions Sales	16,556	15,880	15,535
Performance Materials and Technologies Sales
UOP	2,962	2,253	1,931	31%	17%
Advanced Materials	3,802	3,931	3,728	(3)%	5%

Total Performance Materials and Technologies Sales	6,764	6,184	5,659
Transportation Systems Sales
Turbo Technologies	3,755	3,561	3,859	5%	(8)%

Total Transportation Systems Sales	3,755	3,561	3,859
Corporate	—	—	1

Net Sales	$39,055	$37,665	$36,529

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

•	Level and mix of U.S. and foreign government appropriations for defense and space programs and military activity;

•	Changes in customer platform development schedules, requirements and demands for new technologies;

•	Availability and price variability of raw materials such as nickel, titanium and other metals; and

•	International regulation affecting aircraft operating equipage.

Aerospace

	2013	2012	Change	2011	Change
Net sales	$11,980	$12,040	—	$11,475	5%
Cost of products and services sold	8,848	8,949		8,655
Selling, general and administrative expenses	547	606		589
Other	213	206		208

Segment profit	$2,372	$2,279	4%	$2,023	13%

Factors Contributing to Year-Over-Year Change	2013 vs. 2012		2012 vs. 2011
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	—	4%	3%	8%
Acquisitions and divestitures, net	—	—	1%	1%
Other	—	—	1%	4%

Total % Change	—	4%	5%	13%

Aerospace sales by major customer end-markets were as follows:

Customer End-Markets	% of Aerospace Sales			% Increase (Decrease) in Sales
	2013	2012	2011	2013 Versus 2012	2012 Versus 2011
Commercial original equipment
Air transport and regional	14%	13%	13%	7%	11%
Business and general aviation	8%	8%	6%	(3)%	34%

Commercial original equipment	22%	21%	19%	3%	19%
Commercial aftermarket
Air transport and regional	25%	25%	25%	—	4%
Business and general aviation	12%	12%	11%	6%	17%

Commercial aftermarket	37%	37%	36%	2%	8%
Defense and Space	41%	42%	45%	(5)%	(3)%

Total	100%	100%	100%	—	5%

2013 compared with 2012

Aerospace sales were flat in 2013 compared with 2012 primarily due to favorable pricing, increased volumes in our commercial original equipment (OE) business and increased licensing revenue (primarily due to a royalty gain in the fourth quarter), offset by decreased volumes in our defense and space and commercial aftermarket businesses and an increase in payments due to business and general aviation and air transport and regional OE manufacturers to partially offset their pre-production costs associated with new aircraft platforms (OEM Payments).

Details regarding the changes in sales by customer end-markets are as follows:

Commercial original equipment (OE) sales increased by 3 percent in 2013 compared to 2012.

•

Air transport and regional OE sales increased by 7 percent in 2013 driven by higher air transport volumes, consistent with the OE Manufacturers’ (OEM) higher production rates, partially offset by lower regional jet sales.

•

Business and general aviation OE sales decreased by 3 percent in 2013 driven by an increase in OEM Payments to business and general aviation customers, partially offset by strong demand in the business jet mid to large cabin segment.

Commercial aftermarket sales increased by 2 percent in 2013 compared to 2012.

•	Air transport and regional aftermarket sales were flat for 2013 primarily due to higher repair and overhaul activities related to utilization, offset by lower spares volumes.

•

Business and general aviation aftermarket sales increased by 6 percent in 2013 primarily due to higher sales for retrofit, modifications and upgrades, partially offset by fewer repair and overhaul activities.

Defense and space sales decreased by 5 percent in 2013 primarily due to U.S. government program ramp downs and lower defense budget, partially offset by a royalty gain in the fourth quarter.

Aerospace segment profit increased by 4 percent in 2013 compared with 2012 primarily due to an increase in operational segment profit driven by commercial sales growth, as discussed above, including favorable pricing and productivity, net of inflation, partially offset by lower defense and space sales, as discussed above. The segment margin impact from other factors was flat, which reflects the net effect of a royalty gain in the fourth quarter, offset by the unfavorable impact from an increase in OEM Payments. Cost of products and services sold totaled $8.8 billion in 2013, a decrease of approximately $101 million from 2012 which is primarily a result of the factors discussed above (excluding price).

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

2014 Areas of Focus

Aerospace’s primary areas of focus for 2014 include:

•	Global pursuit of new commercial, defense and space programs;

•	Driving customer satisfaction through operational excellence (product quality, cycle time reduction, and supplier management);

•	Aligning research and development and customer support costs with customer requirements and demand for new platforms with high marketplace appeal;

•	Expanding sales and operations in international locations;

•	Focusing on cost structure initiatives to maintain profitability in face of economic uncertainty and potential defense and space budget reductions and program specific appropriations;

•	Continuing to design equipment that enhances the safety, performance and durability of aerospace and defense equipment, while reducing weight and operating costs; and

•	Continued deployment and optimization of our common enterprise resource planning (ERP) system.

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

Economic and Other Factors

ACS’s operating results are principally impacted by:

•	Economic conditions and growth rates in developed (North America, Europe and Australia) and high growth regions;

•	Industrial production and global commercial construction (including retrofits and upgrades);

•	Demand for residential security, environmental control retrofits and upgrades and energy efficient products and solutions;

•	Government and public sector spending;

•	The strength of global capital and operating spending on process (including petrochemical and refining) and building automation;

•	Inventory levels in distribution channels; and

•	Changes to energy, fire, security, health care, safety and environmental concerns and regulations.

Automation and Control Solutions

	2013	2012	Change	2011	Change
Net sales	$16,556	$15,880	4%	$15,535	2%
Cost of products and services sold	10,913	10,613		10,401
Selling, general and administrative expenses	2,898	2,743		2,773
Other	308	292		278

Segment profit	$2,437	$2,232	9%	$2,083	7%

Factors Contributing to Year-Over-Year Change	2013 vs. 2012		2012 vs. 2011
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	8%	3%	8%
Foreign exchange	0%	0%	(2)%	(2)%
Acquisitions and divestitures, net	2%	1%	1%	1%

Total % Change	4%	9%	2%	7%

2013 compared with 2012

Automation and Control Solutions (“ACS”) sales increased by 4 percent in 2013 compared with 2012, primarily due to organic sales growth and growth from acquisitions.

•

Sales in our Energy, Safety & Security businesses increased by 8 percent (3 percent organic) in 2013 principally due to (i) the positive impact of acquisitions, (ii) increases in sales volumes in our environmental and combustion control and security businesses driven by improved U.S. residential market conditions and new product introductions and (iii) higher sales volumes of our fire systems and sensors and safety products (in the second half), partially offset by decreases in sales volumes of our sensing and control products (in the first half of 2013) and scanning and mobility products primarily the result of continued softness in their U.S. end markets.

•

Sales in our Process Solutions business were flat (increased 1 percent organic) in 2013 principally due to decreased volume reflecting the completion of several large projects as expected offset by service and software solutions volume growth.

•

Sales in Building Solutions & Distribution increased by 1 percent in 2013 principally due to increased sales volumes in our Americas Distribution business due to improved U.S. residential market conditions partially offset by continued softness in the U.S. energy retrofit business.

ACS segment profit increased by 9 percent in 2013 compared with 2012 due to an 8 percent increase in operational segment profit and a 1 percent increase from acquisitions. The increase in operational segment profit is primarily the result of the positive impact from price and productivity, net of inflation, investment for growth and higher sales volumes as discussed above. Cost of products and services sold totaled $10.9 billion in 2013, an increase of $300 million which is primarily due to acquisitions, inflation and higher sales volume partially offset by the favorable impact of productivity and foreign exchange.

2012 compared with 2011

ACS sales increased by 2 percent in 2012 compared with 2011, primarily due to a 3 percent increase in organic revenue driven by increased sales volume and 1 percent growth from acquisitions, net of divestitures, partially offset by the unfavorable impact of foreign exchange.

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

•

Sales in our Process Solutions business increased 3 percent (6 percent organic) in 2012 principally due to increased conversion to sales from backlog, partially offset by the unfavorable impact of foreign exchange. Project orders decreased in the second half of 2012 compared to the corresponding period in 2011 primarily driven by extension of project timing by customers and higher than typical project orders in the fourth quarter of 2011.

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

ACS segment profit increased by 7 percent in 2012 compared with 2011 due to a 8 percent increase in operational segment profit and a 1 percent increase from acquisitions, net of divestitures partially offset by a 2 percent unfavorable impact of foreign exchange. The increase in operational segment profit is primarily the result of the positive impact from price and productivity, net of inflation. Cost of products and services sold totaled $10.6 billion in 2012, an increase of $212 million which is primarily due to higher sales, inflation and acquisitions, net of divestitures partially offset by the favorable impact of foreign exchange and productivity.

2014 Areas of Focus

ACS’s primary areas of focus for 2014 include:

•	Extending technology leadership through continued investment in new product development and introductions which deliver energy efficiency, lowest total installed cost and integrated solutions;

•	Defending and extending our installed base through customer productivity, globalization, channel optimization and service penetration;

•	Sustaining strong brand recognition through our brand and channel management;

•	Continuing to identify, execute and integrate acquisitions in or adjacent to the markets which we serve;

•	Continuing to establish and grow presence and capability in high growth regions;

•	Continued deployment and optimization of our common ERP system;

•	Continued deployment and maturation of HOS; and

•	Continued proactive cost actions and successful execution of repositioning actions.

Performance Materials and Technologies (PMT)

Overview

Performance Materials and Technologies develops and manufactures high-purity, high-quality and high-performance chemicals and materials for applications in the refining, petrochemical, automotive, healthcare, agricultural, packaging, refrigeration, appliance, housing, semiconductor, wax and adhesives segments. Performance Materials and Technologies includes UOP, which provides process technology, products, including catalysts and adsorbents, and services for the petroleum refining, gas processing, petrochemical, renewable energy and other industries. Performance Materials and Technologies also includes Advanced Materials, which provides products including fluorocarbons, hydrofluoroolefins, caprolactam, resins, ammonium sulfate fertilizer, phenol, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, electronic materials and chemicals, catalysts and adsorbents.

Economic and Other Factors

Performance Materials and Technologies operating results are principally impacted by:

•	Level and timing of capital spending and capacity and utilization rates in refining and petrochemical end markets;

•	Pricing volatility and industry supply conditions for raw materials such as cumene, fluorspar, R240, natural gas, perchloroethylene, sulfur and ethylene;

•	Impact of environmental and energy efficiency regulations;

•	Global supply conditions and demand for non-ozone depleting, low global warming refrigerants and blowing agents;

•	Global supply conditions and demand for caprolactam, nylon resin and ammonium sulfate;

•	Condition of the U.S. residential housing and non-residential industries and automotive demand;

•	Extent of change in order rates from global semiconductor customers; and

•	Demand for new products including renewable energy and biofuels, low global warming products for insulation and refrigeration, additives and enhanced nylon resin.

Performance Materials and Technologies

	2013	2012	Change	2011	Change
Net sales	$6,764	$6,184	9%	$5,659	9%
Cost of products and services sold	4,933	4,525		4,144
Selling, general and administrative expenses	485	433		416
Other	75	72		57

Segment profit	$1,271	$1,154	10%	$1,042	11%

Factors Contributing to Year-Over-Year Change	2013 vs. 2012		2012 vs. 2011
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	1%	3%	4%	9%
Foreign exchange	0%	0%	(1)%	(1)%
Acquisitions and divestitures, net	8%	7%	6%	3%

Total % Change	9%	10%	9%	11%

2013 compared with 2012

PMT sales increased by 9 percent in 2013 compared with 2012 due to 8 percent growth from acquisitions and 1 percent increase in organic sales.

•

UOP sales increased by 31 percent (9 percent organic) in 2013 compared to 2012 primarily driven by (i) the favorable impact of acquisitions, (ii) higher volume of petrochemical catalysts, (iii) increased revenue from gas processing and (iv) increased equipment revenue in the first half of 2013, partially offset by decreased service revenues related to scheduled project completions and lower licensing revenues.

•

Advanced Materials sales decreased by 3 percent in 2013 compared to 2012 primarily driven by (i) lower Flourine Products volume (due to the unfavorable impact of unseasonably cool weather on refrigerant volume and planned plant outages in the first half of 2013) and price, (ii) soft end market conditions in Electronic Materials and (iii) lower production volume in Resins and Chemicals.

PMT segment profit increased by 10 percent in 2013 compared with 2012 due to a 7 percent increase from acquisitions and 3 percent increase in operational segment profit. The increase in operational segment profit is primarily due to higher UOP sales volume and positive impact of price and productivity, net of inflation and investment for growth. Cost of products and services sold totaled $4.9 billion in 2013, an increase of $408 million which is primarily due to acquisitions, inflation and higher volume, partially offset by productivity.

The Company has completed upgrades to its Metropolis Works nuclear conversion facility, a Fluorine Products facility, as required by the U.S. Nuclear Regulatory Commission (NRC). Since the second quarter of 2012 production at the Metropolis facility had been suspended. Operations recommenced in July 2013 after final review and approval by the NRC.

2012 compared with 2011

PMT sales increased by 9 percent in 2012 compared with 2011 due to 6 percent growth from acquisitions and 4 percent increase in organic growth, partially offset by 1 percent unfavorable impact of foreign exchange.

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

PMT segment profit increased by 11 percent in 2012 compared with 2011 due to a 9 percent increase in operational segment profit (net of a 10 percent decrease in the fourth quarter due to the factors described below) and a 3 percent increase from acquisitions partially offset by an unfavorable impact of 1 percent in foreign exchange. The increase in operational segment profit is primarily due to higher licensing, catalyst and equipment revenues in UOP and productivity (net of continued investment in growth initiatives) partially offset by unfavorable pricing in Fluorine Products and Resins and Chemicals reflecting more challenging global end market conditions. Cost of products and services sold totaled $4.5 billion in 2012, an increase of $381 million which is primarily due to acquisitions, higher volume and continued investment in growth initiatives partially offset by productivity and the favorable impact of foreign exchange.

2014 Areas of Focus

Performance Materials and Technologies primary areas of focus for 2014 include:

•	Continuing to develop new processes, products and technologies that address energy efficiency, the environment and security, as well as position the portfolio for higher value;

•	Commercializing new products and technologies in the petrochemical, gas processing and refining industries, fluorochemicals and renewable energy sector;

•	Investing to increase plant capacity and reliability to service backlog and improve productivity and quality through operational excellence;

•	Driving sales and marketing excellence and expanding local presence in high growth regions;

•	Managing exposure to raw material price and supply fluctuations through evaluation of alternative sources of supply and contractual arrangements; and

•	Secure long-term contracts for low-global warming products.

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

Economic and Other Factors

Transportation Systems operating results are principally impacted by:

•	Financial strength and stability of automotive OE manufacturers;

•	Global demand for automobile and truck production;

•	Turbo penetration rates for new engine platforms;

•	Global consumer preferences, particularly in Western Europe, for boosted diesel passenger cars;

•	Degree of volatility in raw material prices, including nickel and steel;

•	New automobile production rates and the impact of inventory levels of automotive OE manufacturers on demand for our products;

•	Regulations mandating lower emissions and improved fuel economy;

•	Consumers’ ability to obtain financing for new vehicle purchases; and

•	Impact of factors such as consumer confidence on automotive aftermarket demand.

Transportation systems

	2013	2012	Change	2011	Change
Net sales	$3,755	$3,561	5%	$3,859	(8)%
Cost of products and services sold	3,041	2,914		3,159
Selling, general and administrative expenses	158	157		160
Other	58	58		55

Segment profit	$498	$432	15%	$485	(11)%

Factors Contributing to Year-Over-Year Change	2013 vs. 2012		2012 vs. 2011
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	14%	(3)%	(4)%
Foreign exchange	0%	1%	(5)%	(7)%

Total % Change	5%	15%	(8)%	(11)%

2013 compared with 2012

Transportation Systems sales increased by 5 percent in 2013 compared with 2012 primarily due to an increase in organic sales driven by continued strong growth from new platform launches and higher global turbo gas penetration.

Transportation Systems segment profit increased by 15 percent in 2013 compared with 2012 due to a 14 percent increase in operational segment profit and a 1 percent favorable impact from foreign exchange. The increase in operational segment profit is primarily due to increased productivity (most significantly the positive impacts from material productivity in Turbo Technologies and ongoing projects to drive operational improvement in the Friction Materials business), partially offset by unfavorable pricing. Cost of products and services sold totaled $3.0 billion in 2013, an increase of $127 million which is primarily a result of increased volume, partially offset by increased productivity.

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business unit to Federal Mogul Corporation for approximately $155 million. See Note 2 Acquisitions and Divestitures for further details.

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

2014 Areas of Focus

Transportation Systems primary areas of focus in 2014 include:

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

Repositioning and Other Charges

See Note 3 Repositioning and Other Charges of Notes to the Financial Statements for a discussion of repositioning and other charges incurred in 2013, 2012, and 2011. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2014 compared with 2013 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute our repositioning actions were $160, $136, and $159 million in 2013, 2012, and 2011, respectively. Such expenditures for severance and other exit costs have been funded through operating cash flows. Cash expenditures for severance and other costs necessary to execute the remaining actions are expected to be approximately $175 million in 2014 and will be funded through operating cash flows.

The following tables provide details of the pretax impact of total net repositioning and other charges by segment.

	Years Ended December 31,
	2013	2012	2011
Aerospace
Net repositioning charge	$45	$(5)	$29

Automation and Control Solutions
Net repositioning charge	$90	$18	$191
Other	3	—	—

	$93	$18	$191

Performance Materials and Technologies
Net repositioning charge	$31	$12	$41

Transportation Systems
Net repositioning charge	$26	$28	$82
Asbestos related litigation charges, net of insurance	164	169	146

	$190	$197	$228

Corporate
Net repositioning charge	$9	$—	$11
Asbestos related litigation charges, net of insurance	17	(13)	3
Probable and reasonably estimable environmental liabilities	272	234	240
Other	6	—	—

	$304	$221	$254

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended 2013, 2012 and 2011, are summarized as follows:

	2013	2012	2011
Cash provided by (used for):
Operating activities	$4,335	$3,517	$2,833
Investing activities	(1,959)	(1,428)	(611)
Financing activities	(433)	(1,206)	(1,114)
Effect of exchange rate changes on cash	(155)	53	(60)

Net increase in cash and cash equivalents	$1,788	$936	$1,048

2013 compared with 2012

Cash provided by operating activities increased by $818 million during 2013 compared with 2012 primarily due to (i) reduced cash contributions to our pension plans of $883 million, (ii) a $447 million increase of net income before the non-cash pension mark-to-market adjustment, (iii) a $135 million favorable impact from working capital (driven by improved accounts payable performance and inventory, partially offset by higher receivables primarily due to sales growth and timing of sales), partially offset by higher cash tax payments of approximately $352 million and a $260 million increase in net payments for repositioning and other charges (most significantly the NARCO Trust establishment payments of $164 million).

Cash used for investing activities increased by $531 million during 2013 compared with 2012 primarily due to an increase in cash paid for acquisitions of $695 million (most significantly Intermec and RAE), partially offset by an increase of approximately $190 million in settlement receipts of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities decreased by $773 million during 2013 compared to 2012 primarily due to an increase in the net proceeds from debt issuances of $1,462 million, partially offset by an increase in net repurchases of common stock of $651 million and an increase in cash dividends paid of $142 million.

2012 compared with 2011

Cash provided by operating activities increased by $684 million during 2012 compared with 2011 primarily due to reduced cash contributions to our pension plans of $706 million and a $342 million increase of net income before the non-cash pension mark-to-market adjustment, partially offset by higher cash tax payments of approximately $340 million.

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

Cash used for financing activities increased by $92 million during 2012 compared with 2011 primarily due to a decrease in the net proceeds from debt issuances of $825 million and an increase in dividends paid of $120 million, partially offset by a decrease of $806 million in net repurchases of common stock and a decrease of $33 million in the payment of debt assumed with acquisitions.

Liquidity

Each of our businesses is focused on implementing strategies to increase operating cash flows through revenue growth, margin expansion and improved working capital turnover. Considering the current economic environment in which each of the businesses operate and their business plans and strategies, including the focus on growth, cost reduction and productivity initiatives, the Company believes that cash balances and operating cash flows are the principal source of liquidity. In addition to the available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets, as well as the ability to sell trade accounts receivables. At December 31, 2013, a substantial portion of the Company’s cash and cash equivalents were held by foreign subsidiaries. If the amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

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

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. There was $1,299 million of commercial paper outstanding at December 31, 2013.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2013, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 respectively, and short-term debt of A-1, F1 and P1 respectively. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable”. To date, the Company has not experienced any limitations in our ability to access these sources of liquidity.

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

As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of December 31, 2013 and 2012, none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as Short-term borrowings.

In March 2013, the Company repaid $600 million of its 4.25 percent notes.

In November 2013, the Company issued $300 million 3.35 percent Senior Notes due 2023 and $700 million Floating Rate Senior Notes due 2015 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $7 million in discount and closing costs related to the offering.

On December 10, 2013, the Company entered into a $4 billion Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $4.5 billion. The Credit Agreement contains a $700 million sublimit for the issuance of letters of credit. The Credit Agreement is maintained for general corporate purposes and amends and restates the previous $3 billion five year credit agreement dated April 2, 2012 (“Prior Agreement”). There have been no borrowings under the Credit Agreement or the Prior Agreement.

During 2013, the Company repurchased $1,073 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans (see Part II, Item 5 for share repurchases in the fourth quarter of 2013). In December 2013, the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock.

On June 3, 2013, the Company acquired RAE, a global manufacturer of fixed and portable gas and radiation detection systems, and software. The aggregate value, net of cash acquired, was $338 million. The acquisition was funded with available cash. See Acquisitions in Note 2 to the financial statements for further discussion.

On September 17, 2013, the Company acquired 100 percent of the issued and outstanding shares of Intermec, a leading provider of mobile computing, radio frequency identification solutions and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments. Intermec was a U.S. public company that operated globally and had reported 2012 revenues of $790 million. The aggregate value, net of cash acquired, was $607 million. The acquisition was funded with the issuance of commercial paper. See Acquisitions in Note 2 to the financial statements for further discussion.

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business to Federal Mogul Corporation for approximately $155 million. The transaction, subject to required regulatory approvals and applicable information and consultation requirements, is expected to close in the second half of 2014. See Divestitures in Note 2 to the financial statements for further discussion.

In 2013, we were not required to make contributions to our U.S. pension plans. During 2013, cash contributions of $156 million were made to our non-U.S. plans to satisfy regulatory funding standards.

The NARCO Plan of Reorganization went into effect on April 30, 2013. In 2013, the Company made NARCO Trust establishment payments of $164 million. See Asbestos Matters in Note 22 to the financial statements for further discussion of possible funding obligations in 2014 related to the NARCO Trust.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, dividends, strategic acquisitions, share repurchases, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions and debt repayments.

Specifically, we expect our primary cash requirements in 2014 to be as follows:

•

Capital expenditures—we expect to spend approximately $1.2 billion for capital expenditures in 2014 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

•

Share repurchases—under the Company’s share repurchase program, $5 billion is available as of December 31, 2013 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

•

Dividends—we increased our dividend rate by 10 percent to $.45 per share of common stock effective with the fourth quarter 2013 dividend. The Company intends to continue to pay quarterly dividends in 2014.

•

Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $459 and $76 million, respectively, in 2014. See Asbestos Matters in Note 22 to the financial statements for further discussion of possible funding obligations in 2014 related to the NARCO Trust.

•

Pension contributions—in 2014, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $150 million ($117 million of marketable securities were contributed in January 2014) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute repositioning actions will approximate $175 million in 2014.

•

Environmental remediation costs—we expect to spend approximately $300 million in 2014 for remedial response and voluntary clean-up costs. See Environmental Matters in Note 22 to the financial statements for additional information.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2013 and 2012, we realized $3 and $21 million, respectively, in cash proceeds from sales of non-strategic businesses.

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

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2013:

	Total(6)	Payments by Period			Thereafter
		2014	2015- 2016	2017- 2018
Long-term debt, including capitalized leases(1)	$7,433	$632	$1,328	$1,343	$4,130
Interest payments on long-term debt, including capitalized leases	3,664	315	591	494	2,264
Minimum operating lease payments	1,244	313	440	227	264
Purchase obligations(2)	1,626	796	502	248	80
Estimated environmental liability payments(3)	643	304	230	80	29
Asbestos related liability payments(4)	1,611	461	630	401	119
Asbestos insurance recoveries(5)	(672)	(77)	(140)	(148)	(307)

	$15,549	$2,744	$3,581	$2,645	$6,579

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)

The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2013. See Environmental Matters in Note 22 Commitments and Contingencies of Notes to the Financial Statements for additional information.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2013. We have accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust through 2018. In light of the uncertainties inherent in making long-term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims from January 2002 until April 2013 when the NARCO Plan of Reorganization became fully effective, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Projecting future events is subject to many uncertainties that could cause asbestos liabilities to be higher or lower than those projected and recorded. See Asbestos Matters in Note 22 Commitments and Contingencies of Notes to the Financial Statements for additional information.

(5)

These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2013. The timing of insurance recoveries are impacted by the terms of insurance settlement agreements, as well as the documentation, review and collection process required to collect on insurance claims. Where probable insurance recoveries are not subject to definitive settlement agreements with specified payment dates, but instead are covered by insurance policies, we have assumed collection will occur beyond 2018. Projecting the timing of insurance recoveries is subject to many uncertainties that could cause the amounts collected to be higher or lower than those projected and recorded or could cause the timing of collections to be earlier or later than that projected. We reevaluate our projections concerning insurance recoveries in light of any changes or developments that would impact recoveries or the timing thereof. See Asbestos Matters in Note 22 Commitments and Contingencies of Notes to the Financial Statements for additional information.

(6)	The table excludes tax effects as well as $729 million of uncertain tax positions. See Note 6 Income Taxes of Notes to the Financial Statements for additional information.

The table also excludes our pension and other postretirement benefits (OPEB) obligations. In 2014, we are not required to make contributions to our U.S. pension plans, however, we plan to make contributions of cash and/or marketable securities of approximately $150 million ($117 million of marketable securities were contributed in January 2014) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans. Beyond 2014, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. We expect our OPEB payments to approximate $130 million in 2014 net of the benefit of approximately $11 million from the Medicare prescription subsidy. See Note 23 to the financial statements for further discussion of our pension and OPEB plans.

The noncontrolling interest shareholder of UOP Russell LLC (formerly Thomas Russell Co.), one of our subsidiaries, has put rights that may be exercised causing us to purchase their equity interests beginning January 1, 2016 through December 31, 2016. The same interest is subject to certain call rights by the Company. As the amount paid is based on operating income performance from 2013 to 2015, the actual settlement amount may be different and has therefore been excluded from this table.

Off-Balance Sheet Arrangements

Following is a summary of our off-balance sheet arrangements:

Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2013:

Maximum Potential Future Payments
Operating lease residual values	$40
Other third parties’ financing	5
Customer financing	4

$49

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

Remedial response and voluntary cleanup costs charged against pretax earnings were $272, $234 and $240 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the recorded liabilities for environmental matters was $643 and $654 million, respectively. In addition, in 2013 and 2012 we incurred operating costs for ongoing businesses of approximately $88 and $84 million, respectively, relating to compliance with environmental regulations.

Remedial response and voluntary cleanup payments were $304, $320 and $270 million in 2013, 2012 and 2011, respectively, and are currently estimated to be approximately $300 million in 2014. We expect to fund such expenditures from operating cash flow.

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

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one-percentage-point increase in interest rates across all maturities, the potential change in fair value for foreign exchange rate sensitive instruments based on a 10 percent weakening of the U.S. dollar versus local currency exchange rates across all maturities, and the potential change in fair value of contracts hedging commodity purchases based on a 20 percent decrease in the price of the underlying commodity across all maturities at December 31, 2013 and 2012.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2013
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$7,433	$(7,433)	$(8,066)	$(466)
Interest rate swap agreements	1,700	55	55	(77)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	7,298	(7)	(7)	296
Commodity Price Sensitive Instruments
Forward commodity contracts(4)	1	—	—	—
December 31, 2012
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$7,020	$(7,020)	$(8,152)	$(555)
Interest rate swap agreements	1,400	146	146	(67)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	8,506	20	20	361
Commodity Price Sensitive Instruments
Forward commodity contracts(4)	17	—	—	(3)

(1)	Asset or (liability).

(2)

A hypothetical immediate one percentage point decrease in interest rates across all maturities, a potential change in fair value of foreign exchange rate sensitive instruments based on a 10 percent strengthening of the U.S. dollar versus local currency exchange rates across all maturities, and a potential change in fair value of contracts hedging commodity purchases based on a 20 percent increase in the price of the underlying commodity across all maturities will result in a change in fair value equal to the inverse of the amount disclosed in the table.

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

We have discussed the selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors and our Independent Registered Public Accountants. New accounting standards effective in 2013 which had a material impact on our consolidated financial statements are described in the Recent Accounting Pronouncements section in Note 1 Summary of Significant Accounting Policies of Notes to the Financial Statements.

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

Asbestos Related Contingencies and Insurance Recoveries—We are a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust through 2018 as described in Note 22 Commitments and Contingencies of Notes to the Financial Statements. In light of the inherent uncertainties in making long term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims from January 2002 through the effective date of the NARCO Trust on April 30, 2013, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix for the next five years based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. We will continue to update the resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 22 Commitments and Contingencies of Notes to the Financial Statements. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers. Our insurance is with both the domestic insurance market and the London excess market. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. Projecting future events is subject to various uncertainties that could cause the insurance recovery on asbestos related liabilities to be higher or lower than that projected and recorded. Given the inherent uncertainty in making future projections, we reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability, our recovery experience or other relevant factors that may impact future insurance recoveries. See Note 22 Commitments and Contingencies of Notes to the Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of insurance recoveries for asbestos related liabilities.

Defined Benefit Pension Plans—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees.

We recognize net actuarial gains or losses in excess of 10 percent of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. This accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $51, $957 and $1,802 million in 2013, 2012 and 2011, respectively. The remaining components of pension income/expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis (Pension ongoing (income) expense).

For financial reporting purposes, net periodic pension income/expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations on future market conditions and asset mix considerations (see Note 23 Pension and Other Postretirement Benefits of Notes to the Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. Information on all our significant actuarial assumptions is included in Note 23 Pension and Other Postretirement Benefits of Notes to the Financial Statements.

The key assumptions used in developing our 2013, 2012 and 2011 net periodic pension expense for our U.S. plans included the following:

	2013	2012	2011
Discount rate	4.06%	4.89%	5.25%
Assets:
Expected rate of return	7.75%	8%	8%
Actual rate of return	23%	13%	—
Actual 10 year average annual compounded rate of return	8%	8%	6%

The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We will use a 4.89 percent discount rate in 2014, reflecting the increase in the market interest rate environment since December 31, 2012. We plan to continue to use an expected rate of return on plan assets of 7.75 percent for 2014 as this is a long-term rate based on historical plan asset returns over varying long term periods combined with our expectations on future market conditions and the asset mix of the plan’s investments.

In addition to the potential for MTM Adjustments, changes in our expected rate of return on plan assets and discount rate resulting from economic events also affects future pension ongoing (income) expense. The following table highlights the sensitivity of our U.S. pension obligations and ongoing (income) expense to changes in these assumptions, assuming all other assumptions remain constant. These estimates exclude any potential MTM Adjustment:

Change in Assumption	Impact on 2014 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $4 million	Increase $529 million
0.25 percentage point increase in discount rate	Increase $3 million	Decrease $512 million
0.25 percentage point decrease in expected rate of return on assets	Increase $40 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $40 million	—

Pension ongoing income for all of our pension plans is expected to be approximately $230 million in 2014 compared with pension ongoing income of $90 million in 2013. The increase in pension ongoing income in 2014 compared with 2013 results primarily from an increase in the plans’ assets at December 31, 2013 compared with December 31, 2012 mainly due to strong asset returns in 2013. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2014 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2014, and if one is required what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

In 2013, 2012 and 2011, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans and did not make a contribution to our U.S. plans during 2013. However, we made voluntary contributions of $792 and $1,650 million to our U.S. pension plans in 2012 and 2011, respectively, primarily to improve the funded status of our plans which had been adversely impacted by relatively low discount rates and asset losses in 2011 and 2008 resulting from the poor performance of the equity markets. In 2014, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $150 million ($117 million of marketable securities were contributed in January 2014) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non- U.S. plans may be impacted by a number of factors, including the funded status of the plans.

Long-Lived Assets (including Tangible and Finite-Lived Intangible Assets)—To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and finite-lived intangible assets. At December 31, 2013, the net carrying amount of these long-lived assets totaled approximately $7.1 billion. The determination of useful lives (for depreciation/amortization purposes) and whether or not these assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:

•	Significant under-performance (i.e., declines in sales, earnings or cash flows) of a business or product line in relation to expectations;

•	Annual operating plans or five-year strategic plans that indicate an unfavorable trend in operating performance of a business or product line;

•	Significant negative industry or economic trends; or

•	Significant changes or planned changes in our use of the assets.

Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We endeavor to utilize the best information available to measure fair value, which is usually either market prices (if available), level 1 or level 2 of the fair value hierarchy, or an estimate of the future discounted cash flow, level 3 of the fair value hierarchy. The key estimates in our discounted cash flow analysis include expected industry growth rates, our assumptions as to volume, selling prices and costs, and the discount rate selected. As described in more detail in Note 16 Financial Instruments and Fair Value Measures of Notes to the Financial Statements, we have recorded impairment charges related to long-lived assets of $72 million in 2013, principally related to property, plant and equipment and $22 million and 2012, principally related to property, plant and equipment and intangible assets.

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. Our goodwill and indefinite-lived intangible asset balances of $13.0 billion and $725 million, respectively, as of December 31, 2013, are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

We completed our annual impairment test as of March 31, 2013 and determined that there was no impairment to our goodwill and indefinite-lived intangible assets as of that date. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair values in the future.

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

As of December 31, 2013, we recorded a net deferred tax asset of $1,004 million that is comprised of net deductible temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. We maintain a valuation allowance of $614 million to offset a portion of this non-U.S. net deferred tax asset. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Our net deferred tax asset of $1,004 million consists of $19 million related to U.S. operations and $985 million related to non-U.S. operations. The U.S. net deferred tax asset of $19 million consists of federal and state tax credit and net operating loss carryforwards reduced by net taxable temporary differences. The non-U.S. net deferred tax asset of $985 million consists principally of net deductible temporary differences, net operating loss, capital loss and tax credit carryforwards, (mainly in Canada, France, Luxembourg, Netherlands and the United Kingdom). We maintain a valuation allowance of $614 million against a portion of the non-US net deferred tax assets. The valuation allowance maintained against these deferred tax assets reflects our historical experience and lower expectations of taxable income over the applicable carryforward periods. As more fully described in Note 6 to the financial statements, our valuation allowance increased by $16 million in 2013, increased by $7 million in 2012 and decreased by $45 million in 2011. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income in the period that such determination is made.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

Sales Recognition on Long-Term Contracts—In 2013, we recognized approximately 16 percent of our total net sales using the percentage-of-completion method for long-term contracts in our Automation and Control Solutions, Aerospace and Performance Materials and Technologies segments. These long- term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

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

ITEM 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions, except per share amounts)
Product sales	$31,214	$29,812	$28,745
Service sales	7,841	7,853	7,784

Net sales	39,055	37,665	36,529

Costs, expenses and other
Cost of products sold	23,317	22,929	23,220
Cost of services sold	5,047	5,362	5,336

	28,364	28,291	28,556
Selling, general and administrative expenses	5,190	5,218	5,399
Other (income) expense	(238)	(70)	(84)
Interest and other financial charges	327	351	376

	33,643	33,790	34,247

Income from continuing operations before taxes	5,412	3,875	2,282
Tax expense	1,450	944	417

Income from continuing operations after taxes	3,962	2,931	1,865
Income from discontinued operations after taxes	—	—	209

Net income	3,962	2,931	2,074
Less: Net income attributable to the noncontrolling interest	38	5	7

Net income attributable to Honeywell	$3,924	$2,926	$2,067

Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	3,924	2,926	1,858
Income from discontinued operations	—	—	209

Net income attributable to Honeywell	$3,924	$2,926	$2,067

Earnings per share of common stock—basic:
Income from continuing operations	4.99	3.74	2.38
Income from discontinued operations	—	—	0.27

Net income	$4.99	$3.74	$2.65

Earnings per share of common stock—assuming dilution:
Income from continuing operations	4.92	3.69	2.35

Income from discontinued operations	—	—	0.26
Net income	$4.92	$3.69	$2.61

Cash dividends per share of common stock	$1.68	$1.53	$1.37

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net income	$3,962	$2,931	$2,074
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(52)	282	(146)
Actuarial gains (losses)	2,064	(839)	(1,317)
Prior service credit	99	9	10
Prior service cost (credit) recognized during year	5	6	(1)
Actuarial losses recognized during year	61	649	1,171
Transition obligation recognized during year	2	2	2
Settlements and curtailments	(26)	(2)	(107)
Foreign exchange translation and other	(2)	(23)	33

Pensions and other postretirement benefit adjustments	2,203	(198)	(209)
Unrealized gains (losses) for the period	140	(6)	12
Less: reclassification adjustment for gains included in net income	127	—	—

Changes in fair value of available for sale investments	13	(6)	12
Effective portion of cash flow hedges recognized in other comprehensive income	(30)	14	(48)
Less: reclassification adjustment for losses included in net income	(23)	(13)	(14)

Changes in fair value of effective cash flow hedges	(7)	27	(34)
Other comprehensive income (loss), net of tax	2,157	105	(377)
Comprehensive income	6,119	3,036	1,697
Less: Comprehensive income attributable to the noncontrolling interest	36	5	3

Comprehensive income attributable to Honeywell	$6,083	$3,031	$1,694

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,422	$4,634
Accounts, notes and other receivables	7,929	7,429
Inventories	4,293	4,235
Deferred income taxes	849	669
Investments and other current assets	1,671	631

Total current assets	21,164	17,598
Investments and long-term receivables	393	623
Property, plant and equipment—net	5,278	5,001
Goodwill	13,046	12,425
Other intangible assets—net	2,514	2,449
Insurance recoveries for asbestos related liabilities	595	663
Deferred income taxes	368	1,889
Other assets	2,077	1,205

Total assets	$45,435	$41,853

LIABILITIES
Current liabilities:
Accounts payable	$5,174	$4,736
Short-term borrowings	97	76
Commercial paper	1,299	400
Current maturities of long-term debt	632	625
Accrued liabilities	6,979	7,208

Total current liabilities	14,181	13,045
Long-term debt	6,801	6,395
Deferred income taxes	804	628
Postretirement benefit obligations other than pensions	1,019	1,365
Asbestos related liabilities	1,150	1,292
Other liabilities	3,734	5,913
Redeemable noncontrolling interest	167	150
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	4,682	4,358
Common stock held in treasury, at cost	(9,374)	(8,801)
Accumulated other comprehensive income (loss)	818	(1,339)
Retained earnings	20,383	17,799

Total Honeywell shareowners’ equity	17,467	12,975
Noncontrolling interest	112	90

Total shareowners’ equity	17,579	13,065

Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$45,435	$41,853

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Cash flows from operating activities:
Net income	$3,962	$2,931	$2,074
Less: Net income attributable to the noncontrolling interest	38	5	7

Net income attributable to Honeywell	3,924	2,926	2,067
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	989	926	957
Loss (Gain) on sale of non-strategic businesses and assets	20	(5)	(362)
Gain on sale of available for sale investments	(195)	—	—
Repositioning and other charges	663	443	743
Net payments for repositioning and other charges	(763)	(503)	(468)
Pension and other postretirement (income) expense	(19)	1,065	1,823
Pension and other postretirement benefit payments	(298)	(1,183)	(1,883)
Stock compensation expense	170	170	168
Deferred income taxes	262	84	(331)
Excess tax benefits from share based payment arrangements	(132)	(56)	(42)
Other	308	108	289
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(365)	(119)	(316)
Inventories	41	25	(310)
Other current assets	(421)	(78)	25
Accounts payable	352	(13)	527
Accrued liabilities	(201)	(273)	(54)

Net cash provided by operating activities	4,335	3,517	2,833

Cash flows from investing activities:
Expenditures for property, plant and equipment	(947)	(884)	(798)
Proceeds from disposals of property, plant and equipment	15	5	6
Increase in investments	(1,220)	(702)	(380)
Decrease in investments	1,122	559	354
Cash paid for acquisitions, net of cash acquired	(1,133)	(438)	(973)
Proceeds from sales of businesses, net of fees paid	3	21	1,156
Other	201	11	24

Net cash used for investing activities	(1,959)	(1,428)	(611)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	899	(199)	300
Net increase (decrease) in short-term borrowings	31	22	(2)
Payment of debt assumed with acquisitions	—	—	(33)
Proceeds from issuance of common stock	447	342	304
Proceeds from issuance of long-term debt	1,063	102	1,390
Payments of long-term debt	(607)	(1)	(939)
Excess tax benefits from share based payment arrangements	132	56	42
Repurchases of common stock	(1,073)	(317)	(1,085)
Cash dividends paid	(1,353)	(1,211)	(1,091)
Other	28	—	—

Net cash used for financing activities	(433)	(1,206)	(1,114)

Effect of foreign exchange rate changes on cash and cash equivalents	(155)	53	(60)

Net increase in cash and cash equivalents	1,788	936	1,048
Cash and cash equivalents at beginning of period	4,634	3,698	2,650

Cash and cash equivalents at end of period	$6,422	$4,634	$3,698

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2013		2012		2011
	Shares	$	Shares	$	Shares	$

	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		4,358		4,157		3,977
Issued for employee savings and option plans		155		22		14
Stock-based compensation expense		170		170		168
Other owner changes		(1)		9		(2)

Ending balance		4,682		4,358		4,157

Treasury stock
Beginning balance	(174.8)	(8,801)	(182.9)	(8,948)	(174.6)	(8,299)
Reacquired stock or repurchases of common stock	(13.5)	(1,073)	(5.0)	(317)	(20.3)	(1,085)
Issued for employee savings and option plans	14.5	500	13.1	464	12.0	436

Ending balance	(173.8)	(9,374)	(174.8)	(8,801)	(182.9)	(8,948)

Retained earnings
Beginning balance		17,799		16,083		15,097
Net income attributable to Honeywell		3,924		2,926		2,067
Dividends on common stock		(1,329)		(1,210)		(1,081)
Redemption value adjustment		(11)		—		—

Ending balance		20,383		17,799		16,083

Accumulated other comprehensive income (loss)
Beginning balance		(1,339)		(1,444)		(1,067)
Foreign exchange translation adjustment		(52)		282		(146)
Pensions and other postretirement benefit adjustments		2,203		(198)		(209)
Changes in fair value of available for sale investments		13		(6)		12
Changes in fair value of effective cash flow hedges		(7)		27		(34)

Ending balance		818		(1,339)		(1,444)

Noncontrolling interest
Beginning balance		90		96		121
Acquisitions		—		6		—
Interest sold (bought)		—		7		(5)
Net income attributable to noncontrolling interest		9		2		7
Foreign exchange translation adjustment		(2)		—		(4)
Dividends paid		(16)		(21)		(23)
Contributions from noncontrolling interest holders		28		—		—
Other owner changes		3		—		—

Ending balance		112		90		96

Total shareowners’ equity	783.8	17,579	782.8	13,065	774.7	10,902

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

Noncontrolling interest is included within the equity section in the Consolidated Balance Sheet. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported outside of permanent equity on the Consolidated Balance Sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. We present net income attributable to Honeywell and the noncontrolling interest in the Consolidated Statement of Operations. Furthermore, we disclose comprehensive income attributable to Honeywell and the noncontrolling interest in the Consolidated Statement of Comprehensive Income.

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

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, including any asset retirement obligations, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements and 2 to 16 years for machinery and equipment. Recognition of the fair value of obligations associated with the retirement of tangible long-lived assets is required when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. See Note 11 Property, Plant and Equipment—Net and Note 17 Other Liabilities for additional details.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2013 and determined that there was no impairment as of that date. See Note 12 for additional details on goodwill balances.

Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 24 years.

Long-Lived Assets—We evaluate the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also evaluate the estimated useful lives of all long-lived assets if circumstances warrant and revise such estimates based on current events.

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

Environmental Expenditures—Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not provide future benefits, are expensed as incurred. Liabilities are recorded when environmental remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental losses in excess of our recorded liabilities.

Asbestos Related Contingencies and Insurance Recoveries—Honeywell is a defendant in personal injury actions related to products containing asbestos (refractory and friction products). We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust through 2018 as described in Note 22 Commitments and Contingencies. In light of the inherent uncertainties in making long term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims from January 2002 through the effective date of the NARCO Trust on April 30, 2013, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix for the next five years based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. We will continue to update the resolution values used to estimate the cost of pending and future Bendix claims during the fourth quarter each year. For additional information see Note 22. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential ranges of probable losses and recognize a liability, if any, for these contingencies based on an analysis of each individual issue with the assistance of outside legal counsel and, if applicable, other experts.

In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. In assessing the probability of insurance recovery, we make judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Aerospace Sales Incentives—We provide sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of our aircraft equipment, predominately wheel and braking system hardware, avionics, and auxiliary power units, for installation on commercial aircraft. These incentives consist of free or deeply discounted products, credits for future purchases of product and upfront cash payments. These costs are recognized in the period incurred as cost of products sold or as a reduction to sales, as appropriate. Generally, for aircraft manufacturers, incentives are recorded when the products are delivered; for airlines, incentives are recorded when the associated aircraft are delivered by the aircraft manufacturer to the airline.

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,804, $1,847 and $1,799 million in 2013, 2012 and 2011, respectively.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 20 Stock-Based Compensation Plans, include non-qualified stock options and restricted stock units (RSUs). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

vesting period of the equity award) and is included in selling, general and administrative expense in our Consolidated Statement of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

Pension Benefits—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. We recognize net actuarial gains or losses in excess of 10 percent of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment), and, if applicable, in any quarter in which an interim remeasurement is triggered. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis (Pension ongoing (income) expense).

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

Derivative Financial Instruments—As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates and commodity prices, which may adversely affect our operating results and financial position. We minimize our risks from interest and foreign currency exchange rate and commodity price fluctuations through our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

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

Income Taxes—Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax asset if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

In May 2011, the FASB issued amendments to clarify the application of existing fair value measurements and expand existing disclosure requirements. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption was prohibited), resulted in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption was permitted), required presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard required presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component was not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information would be required. The amendments were effective prospectively for reporting periods beginning after December 15, 2012 (early adoption was permitted). Since these amendments to accounting guidance impacted presentation and disclosure requirements only, their adoption did not have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provided an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions were met. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption was permitted). The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provided an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions were met. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.

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

In July 2013, the FASB issued amendments to allow the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) to be designated as a benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance. The amendments also allowed for the use of different benchmark rates for similar hedges. The amendments were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The initial adoption had no impact on our consolidated financial position and results of operation.

In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. However, the amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position.

Note 2. Acquisitions and Divestitures

Acquisitions—We acquired businesses for an aggregate cost (net of cash acquired) of $1,133 million, $438 million, and $973 million in 2013, 2012 and 2011, respectively. For all of our acquisitions the acquired businesses were recorded at their estimated fair values at the dates of acquisition. Significant acquisitions made in these years are discussed below.

On September 17, 2013, the Company acquired 100 percent of the issued and outstanding shares of Intermec, a leading provider of mobile computing, RFID and bar code, label and receipt printers for use in warehousing, supply chain, field service and manufacturing environments. Intermec was a U.S. public company that operated globally and had reported 2012 revenues of $790 million.

The aggregate value, net of cash acquired, was $607 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. On a preliminary basis, the Company has assigned $257 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 4 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $349 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and enter into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business within our Automation and Control Solutions segment. The goodwill is non-deductible for tax purposes.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

On June 3, 2013, the Company acquired RAE, a global manufacturer of fixed and portable gas and radiation detection systems, and software. The aggregate value, net of cash acquired, was $338 million and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. On a preliminary basis, the Company has assigned approximately $102 million to identifiable intangible assets, predominantly customer relationships, existing technology and trademarks. These intangible assets are being amortized over their estimated lives which range from 3 to 15 years using straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $264 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and enter into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business within our Automation and Control Solutions segment. The goodwill is non-deductible for tax purposes.

The results of Intermec and RAE from the acquisition dates through December 31, 2013 are included in our Automation and Control Solutions segment. The results were not material to the consolidated financial statements. As of December 31, 2013, the purchase accounting for Intermec and RAE is subject to final adjustment primarily for the amounts allocated to intangible assets and goodwill, useful lives of intangible assets, for certain pre-acquisition contingencies, and for the valuation of inventory and property, plant and equipment.

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

The aggregate value of Thomas Russell Co. was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their consolidated estimated fair values at the acquisition date. The Company has assigned approximately $205 million to identifiable intangible assets. The intangible assets are predominantly backlog, technology, and trademarks. These intangible assets are being amortized over their estimated lives, which range from 3 to 10 years, using both straight-line and accelerated amortization methods. The excess of the purchase price over the estimated fair values of net assets acquired (approximating $453 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and serve as entry into new and profitable businesses within the Performance Materials and Technologies segment. Our interest in the acquired goodwill is deductible for tax purposes.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following amounts represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

Cash	$157
Accounts and other receivables	85
Other assets	15
Intangible assets	205
Deferred revenue	(221)
Other current liabilities	(18)

Net assets acquired	223
Goodwill	453
Redeemable noncontrolling interest	(151)

Purchase price	$525

The results from the acquisition date through December 31, 2012 are included in the Performance Materials and Technologies segment and were not material to the consolidated financial statements.

In December 2011, the Company acquired King’s Safetywear Limited (KSW) a leading international provider of branded safety footwear. The aggregate value, net of cash acquired, was approximately $331 million (including the assumption of debt of $33 million) and was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has assigned approximately $167 million to identifiable intangible assets, predominantly trademarks, technology, and customer relationships. The definite lived intangible assets are being amortized over their estimated lives, using straight-line and accelerated amortization methods. The value assigned to trademarks of approximately $84 million is classified as indefinite lived intangibles. The excess of the purchase price over the estimated fair values of net assets acquired (approximately $157 million), was recorded as goodwill. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our product offerings to key target markets and serve as entry into new and profitable segments, and the expected cost synergies that will be realized through the consolidation of the acquired business into our Automation and Control Solutions segment. Their cost synergies are expected to be realized principally in the areas of selling, general and administrative expenses, material sourcing and manufacturing. This goodwill is non—deductible for tax purposes.

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

In connection with all acquisitions in 2013, 2012 and 2011, the amounts recorded for transaction costs and the costs of integrating the acquired businesses into Honeywell were not material.

The proforma results for 2013, 2012 and 2011, assuming these acquisitions had been made at the beginning of the comparable prior year, would not be materially different from consolidated reported results.

Divestitures—In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business to Federal Mogul Corporation for approximately $155 million. The transaction, subject to required regulatory approvals and applicable information and consultation requirements, is expected to close in the second half of 2014. The Company recognized a pre-tax and after-tax loss of approximately $28 million in the fourth quarter of 2013. The sale of Friction Materials, which has been part of the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

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

The key components of income from discontinued operations related to CPG were as of follows:

Year Ended December 31,
2011
Net sales	$530
Costs, expenses and other	421
Selling, general and administrative expense	63
Other (income) expense	(2)

Income before taxes	48

Gain on disposal of discontinued operations	301

Net income from discontinued operations before taxes	349

Tax expense	140

Net income from discontinued operations after taxes	$209

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2013	2012	2011
Severance	$186	$91	$246
Asset impairments	23	12	86
Exit costs	22	16	48
Reserve adjustments	(30)	(66)	(26)

Total net repositioning charge	201	53	354

Asbestos related litigation charges, net of insurance	181	156	149
Probable and reasonably estimable environmental liabilities	272	234	240
Other	9	—	—

Total net repositioning and other charges	$663	$443	$743

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Years Ended December 31,
	2013	2012	2011
Cost of products and services sold	$566	$428	$646
Selling, general and administrative expenses	97	15	97

	$663	$443	$743

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2013	2012	2011
Aerospace	$45	$(5)	$29
Automation and Control Solutions	93	18	191
Performance Materials and Technologies	31	12	41
Transportation Systems	190	197	228
Corporate	304	221	254

	$663	$443	$743

In 2013, we recognized repositioning charges totaling $231 million including severance costs of $186 million related to workforce reductions of 3,081 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in our Automation and Control Solutions segment, outsourcing of non-core components in our Aerospace and Transportation Systems segments, the shutdown of a manufacturing facility in our Performance Materials and Technologies segment, and factory transitions in our Automation and Control Solutions segment to more cost-effective locations. The repositioning charges include asset impairments of $23 million primarily related to manufacturing plant and equipment associated with the shutdown of a manufacturing facility in our Performance Materials and Technologies segment. The repositioning charges also includes exit costs of $22 million primarily related to closure obligations associated with the shutdown of manufacturing facilities and costs for early termination of lease contracts. Also, $30 million of previously established accruals, primarily for severance, in our Automation and Control Solutions and Performance Materials and Technologies segments were returned to income in 2013 due to changes in the scope of previously announced

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

repositioning actions, lower than expected costs in completing the exit of a product line and fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

In 2012, we recognized repositioning charges totaling $119 million including severance costs of $91 million related to workforce reductions of 2,204 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, the exit from a product line in our Performance Materials and Technologies segment, and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge also included asset impairments of $12 million principally related to manufacturing plant and equipment associated with the exit of a product line in our Performance Materials and Technologies segment. The repositioning charge also included exit costs of $16 million principally related to closure obligations associated with the planned shutdown of a manufacturing facility in our Transportation Systems segment and exit from a product line in our Performance Materials and Technologies segment. Also, $66 million of previously established accruals, primarily for severance, in our Automation and Control Solutions, Aerospace and Performance Materials and Technologies segments were returned to income in 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

In 2011, we recognized repositioning charges totaling $380 million including severance costs of $246 million related to workforce reductions of 3,188 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Transportation Systems segment, cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in connection with acquisition-related synergies in our Automation and Control Solutions and Aerospace segments, the exit from and/or rationalization of certain product lines and markets in our Performance Materials and Technologies and Automation and Control Solutions segments, the consolidation of repair facilities in our Aerospace segment, and factory consolidations and/or rationalizations and organizational realignments of businesses in our Automation and Control Solutions segment. The repositioning charges included asset impairments of $86 million principally related to the write-off of certain intangible assets in our Automation and Control Solutions segment due to a change in branding strategy and manufacturing plant and equipment associated with the planned shutdown of a manufacturing facility and the exit of a product line and a factory transition as discussed above. The repositioning charges also included exit costs of $48 million principally for costs to terminate contracts related to the exit of a market and product line and a factory transition as discussed above. Exit costs also included closure obligations associated with the planned shutdown of a manufacturing facility and exit of a product line also as discussed above. Also, $26 million of previously established accruals, primarily for severance, in our Aerospace and Automation and Control Solutions segments, were returned to income in 2011 due principally to fewer employee separations than originally planned associated with prior severance programs.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2010	$270	$—	$34	$304

2011 charges	246	86	48	380
2011 usage—cash	(136)	—	(23)	(159)
2011 usage—noncash	—	(86)	—	(86)
Adjustments	(26)	—	—	(26)
Foreign currency translation	(1)	—	—	(1)

Balance at December 31, 2011	353	—	59	412

2012 charges	91	12	16	119
2012 usage—cash	(113)	—	(23)	(136)
2012 usage—noncash	—	(12)	—	(12)
Adjustments	(61)	—	(5)	(66)
Foreign currency translation	6	—	—	6

Balance at December 31, 2012	276	—	47	323

2013 charges	186	23	22	231
2013 usage—cash	(139)	—	(21)	(160)
2013 usage—noncash	—	(23)	—	(23)
Adjustments	(27)	—	(3)	(30)
Foreign currency translation	6	—	—	6

Balance at December 31, 2013	$302	$—	$45	$347

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

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$15	$11	$7	$33
Costs incurred during:
Year ended December 31, 2011	(1)	—	—	(1)
Year ended December 31, 2012	(2)	(3)	(1)	(6)
Year ended December 31, 2013	(2)	(4)	(2)	(8)

Remaining exit and disposal costs at December 31, 2013	$10	$4	$4	$18

In 2013, 2012 and 2011, we recognized charges of $272, $234 and $240 million, respectively, for environmental liabilities deemed probable and reasonably estimable during the year. In 2013 this included a charge of $58 million in the fourth quarter related to Onondaga Lake in Syracuse, New York mainly reflecting updated estimates for completion of the dredging and capping components of the approved Lake remedy. In 2013, 2012 and 2011, we recognized asbestos related litigation charges, net of insurance, of $181, $156 and $149 million, respectively. Environmental and Asbestos matters are

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

discussed in detail in Note 22 Commitments and Contingencies of Notes to the Financial Statements. In 2013 we also recognized other charges of $9 million related to the resolution of legal matters.

Note 4. Other (income) expense

	Years Ended December 31,
	2013	2012	2011
Equity (income) loss of affiliated companies	$(36)	$(45)	$(51)
Gain on sale of available for sale investments	(195)	—	—
Loss (gain) on sale of non-strategic businesses and assets	20	(5)	(61)
Interest income	(69)	(58)	(58)
Foreign exchange	34	36	50
Other, net	8	2	36

	$(238)	$(70)	$(84)

Gain on sale of available for sale investments for 2013 is due to $195 million of realized gain related to the sale of marketable equity securities. These securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008. See Note 16, Financial Instruments and Fair Value Measures for further details.

Loss on sale of non-strategic business and assets for 2013 includes a pre-tax loss of approximately $28 million related to the pending divestiture of the Friction Materials business within our Transportation Systems segment. See Note 2, Acquisitions and Divestitures for further details.

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

Note 5. Interest and Other Financial Charges

	Years Ended December 31
	2013	2012	2011
Total interest and other financial charges	$346	$369	$389
Less—capitalized interest	(19)	(18)	(13)

	$327	$351	$376

The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2013 and 2012 was 0.79 percent and 1.43 percent, respectively.

Note 6. Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2013	2012	2011
United States	$3,002	$1,761	$318
Foreign	2,410	2,114	1,964

	$5,412	$3,875	$2,282

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Tax expense (benefit)

	Years Ended December 31,
	2013	2012	2011
United States	$993	$584	$3
Foreign	457	360	414

	$1,450	$944	$417

	Years Ended December 31,
	2013	2012	2011
Tax expense consists of
Current:
United States	$663	$470	$171
State	97	10	13
Foreign	428	380	564

	$1,188	$860	$748

Deferred:
United States	$160	$85	$(185)
State	72	19	4
Foreign	30	(20)	(150)

	262	84	(331)

	$1,450	$944	$417

	Years Ended December 31,
	2013	2012	2011
The U.S. statutory federal income tax rate is reconciled to our effective income tax rate as follows:
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Taxes on foreign earnings below U.S. tax rate(1)	(7.2)	(7.1)	(18.9)
State income taxes(1)	1.8	0.8	0.4
Manufacturing incentives	(0.9)	(1.7)	(1.8)
ESOP dividend tax benefit	(0.5)	(0.6)	(1.1)
Tax credits	(1.8)	(0.4)	(2.3)
Reserves for tax contingencies	0.6	(0.4)	5.2
All other items—net	(0.2)	(1.2)	1.8

	26.8%	24.4%	18.3%

(1)	Net of changes in valuation allowance

The effective tax rate increased by 2.4 percentage points in 2013 compared to 2012. The year over year increase was primarily attributable to lower mark-to-market pension expense in the U.S. Other factors causing an increase in the effective tax rate include higher tax expense related to an increase in tax reserves and higher state tax expense. These increases in the effective tax rate were partially offset by tax benefits from retroactive law changes in the U.S. The Company’s foreign effective tax rate for 2013 was 19.0 percent, an increase of approximately 2.0 percentage points compared to 2012. The year over year increase in the foreign effective tax rate was primarily attributable to higher expense related to retroactive tax law changes in Germany and additional reserves in various jurisdictions, coupled with higher earnings in higher tax rate jurisdictions. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to overall foreign earnings taxed at lower rates.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The effective tax rate increased by 6.1 percentage points in 2012 compared to 2011 primarily due to a change in the mix of earnings taxed at higher rates (primarily driven by an approximate 6.1 percentage point impact from the decrease in pension mark-to-market expense), a decreased benefit from valuation allowances, a decreased benefit from the settlement of tax audits and the absence of the U.S. R&D tax credit, partially offset by a decreased expense related to tax reserves. The foreign effective tax rate was 17.0 percent, a decrease of approximately 4.1 percentage points which primarily consisted of a 10.0 percent impact related to a decrease in tax reserves, partially offset by a 5.2 percent impact from increased valuation allowances on net operating losses primarily due to a decrease in Luxembourg and French earnings available to be offset by net operating loss carry forwards and a 1.4 percent impact from tax expense related to foreign exchange. The effective tax rate was lower than the U.S. statutory rate of 35 percent primarily due to overall foreign earnings taxed at lower rates.

Deferred tax assets (liabilities)

Deferred income taxes represent the future tax effects of transactions which are reported in different periods for tax and financial reporting purposes. The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2013	2012
Pension	$32	$1,362
Postretirement benefits other than pensions	499	657
Asbestos and environmental	437	535
Employee compensation and benefits	382	402
Other accruals and reserves	702	504
Net operating and capital losses	838	820
Tax credit carryforwards	266	333

Gross deferred tax assets	3,156	4,613
Valuation allowance	(614)	(598)

Total deferred tax assets	$2,542	$4,015

Deferred tax liabilities:
Property, plant and equipment	$(654)	$(668)
Intangibles	(1,126)	(1,106)
Other asset basis differences	(350)	(327)
Other	(22)	(39)

Total deferred tax liabilities	(2,152)	(2,140)

Net deferred taxes	$390	$1,875

The net deferred tax assets are included as components of Current and Non-Current Deferred Income Taxes and Accrued Liabilities within the Consolidated Balance Sheet.

There were approximately $45 million of U.S. federal tax net operating losses available for carryforward at December 31, 2013 with various expiration dates though 2032. All of these carryforwards were generated by subsidiaries prior to their acquisition. The use of pre-acquisition net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. We do not anticipate that these limitations will affect the utilization of these carryforwards prior to their expiration. The Company has state tax net operating loss carryforwards of $2.7 billion at December 31, 2013 with various expiration dates through 2034. We also have foreign net operating and capital losses of $3.0 billion which are available to reduce future income tax payments in several countries, subject to varying expiration rules.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

There were approximately $62 million of U.S. federal tax credits available for carryforward at December 31, 2013 with various expiration dates through 2032. All of these carryforwards were generated by subsidiaries prior to their acquisition. The use of pre-acquisition tax credit carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. We do not anticipate that these limitations will affect the utilization of these carryforwards prior to their expiration. We also have state tax credit carryforwards of $46 million at December 31, 2013, including carryforwards of $40 million with various expiration dates through 2028 and tax credits of $6 million which are not subject to expiration. There were approximately $173 million of tax credits available for carryforward in foreign jurisdictions, primarily in Canada, at December 31, 2013 with various expiration dates through 2032.

The valuation allowance against deferred tax assets increased by $16 million in 2013 and increased by $7 million and decreased by $45 million in 2012 and 2011, respectively. The 2013 increase in the valuation allowance was primarily due to decreased earnings in France and Luxembourg. This is partially offset by a decrease in the valuation allowance in Germany and the United Kingdom. The 2012 increase in the valuation allowance was primarily due to decreased earnings in France and Luxembourg. This is partially offset by a decrease in the valuation allowance related to purchase accounting for various acquisitions and audit resolutions for various countries. The 2011 decrease in the valuation allowance was primarily due to decreased foreign net operating losses related to the Netherlands and Germany, partially offset by the increase in the valuation allowance of France, Luxembourg and Canada.

Federal income taxes have not been provided on undistributed earnings of the majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective subsidiaries. At December 31, 2013 Honeywell has not provided for U.S. federal income and foreign withholding taxes on approximately $13.5 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

We had $729 million, $722 million and $815 million of unrecognized tax benefits as of December 31, 2013, 2012, and 2011 respectively. If recognized, $729 million would be recorded as a component of income tax expense as of December 31, 2013. For the year ended December 31, 2013, the Company increased its unrecognized tax benefits by $7 million due to adjustments related to our ongoing assessment of the likelihood and amount of potential outcomes of current and future examinations, partially offset by the expiration of various statute of limitations and resolutions of audits with tax authorities. For the year ended December 31, 2012, the Company decreased its unrecognized tax benefits by $93 million due to the expiration of various statute of limitations and resolutions of audits with tax authorities, partially offset by adjustments related to our ongoing assessment of the likelihood and amount of potential outcomes of current and future examinations. The following table summarizes the activity related to our unrecognized tax benefits:

	2013	2012	2011
Change in unrecognized tax benefits:
Balance at beginning of year	$722	$815	$757
Gross increases related to current period tax positions	41	25	46
Gross increases related to prior periods tax positions	118	44	327
Gross decreases related to prior periods tax positions	(21)	(62)	(56)
Decrease related to resolutions of audits with tax authorities	(92)	(40)	(237)
Expiration of the statute of limitations for the assessment of taxes	(30)	(64)	(12)
Foreign currency translation	(9)	4	(10)

Balance at end of year	$729	$722	$815

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Generally, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2013:

Jurisdiction	Open Tax Year
	Examination in progress	Examination not yet initiated
United States(1)	2001 – 2012	2007 – 2013
United Kingdom	N/A	2011 – 2013
Canada(1)	2007 – 2012	2013
Germany(1)	2004 – 2011	2010 – 2013
France	2000 – 2003, 2008 – 2013	2004 – 2007
Netherlands	2009	2010 – 2013
Australia	N/A	2009 – 2013
China	2003 – 2012	2013
India	2000 – 2011	2012 – 2013
Italy	2008 – 2012	2013

(1)	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

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

Unrecognized tax benefits for examinations in progress were $431 million, $443 million and $482 million, as of December 31, 2013, 2012, and 2011, respectively. The decrease from 2012 to 2013 is primarily due to the expiration of various statute of limitations and resolutions of audits with tax authorities. The decrease from 2011 to 2012 is primarily due to the expiration of various statute of limitations and resolutions of audits with tax authorities. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $17 million, $37 million and $63 million for the years ended December 31, 2013, 2012, and 2011, respectively. Accrued interest and penalties were $301 million, $284 million and $247 million, as of December 31, 2013, 2012, and 2011, respectively.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 7. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2013, 2012 and 2011 are as follows:

Basic	Years Ended December 31,
	2013	2012	2011
Income from continuing operations less net income attributable to the noncontrolling interest	$3,924	$2,926	$1,858
Income from discontinued operations	—	—	209

Net income attributable to Honeywell	$3,924	$2,926	$2,067

Weighted average shares outstanding	786.4	782.4	780.8

Earnings per share of common stock:
Income from continuing operations	$4.99	$3.74	$2.38
Income from discontinued operations	—	—	0.27

Net Income attributable to Honeywell	$4.99	$3.74	$2.65

Assuming Dilution	Years Ended December 31,
	2013	2012	2011
Income from continuing operations less net income attributable to the noncontrolling interest	$3,924	$2,926	$1,858
Income from discontinued operations	—	—	209

Net income attributable to Honeywell	$3,924	$2,926	$2,067

Average Shares
Weighted average shares outstanding	786.4	782.4	780.8
Dilutive securities issuable—stock plans	10.9	9.5	10.8

Total weighted average diluted shares outstanding	797.3	791.9	791.6

Earnings per share of common stock—assuming dilution:
Income from continuing operations	$4.92	$3.69	$2.35
Income from discontinuing operations	—	—	0.26

Net income attributable to Honeywell	$4.92	$3.69	$2.61

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2013, 2012, and 2011 the weighted number of stock options excluded from the computations were 2.2 million, 12.5 million, and 9.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 8. Accounts, Notes and Other Receivables

	December 31,
	2013	2012
Trade	$7,530	$6,940
Other	646	737

	8,176	7,677
Less—Allowance for doubtful accounts	(247)	(248)

	$7,929	$7,429

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Trade Receivables includes $1,609 and $1,495 million of unbilled balances under long-term contracts as of December 31, 2013 and December 31, 2012, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 9. Inventories

	December 31,
	2013	2012
Raw materials	$1,121	$1,152
Work in process	841	859
Finished products	2,497	2,421

	4,459	4,432
Reduction to LIFO cost basis	(166)	(197)

	$4,293	$4,235

Inventories valued at LIFO amounted to $405 and $325 million at December 31, 2013 and 2012, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $166 and $197 million higher at December 31, 2013 and 2012, respectively.

Note 10. Investments and Long-Term Receivables

	December 31,
	2013	2012
Investments	$143	$424
Long-term trade and other receivables	235	168
Long-term financing receivables	15	31

	$393	$623

The decline in the investments balance as of December 31, 2013 compared to December 31, 2012 is primarily due to the reclassification of available for sale securities (B/E Aerospace common stock) to Investments and Other Current Assets on the Consolidated Balance Sheet.

Long-Term Trade and Other Receivables include $26 million and $31 million of unbilled balances under long-term contracts as of December 31, 2013 and 2012, respectively. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

The following table summarizes long term trade, financing and other receivables by segment, including current portions of these receivables and the related allowances for credit losses.

December 31, 2013
Aerospace	$14
Automation and Control Solutions	132
Performance Materials and Technologies	23
Transportation Systems	15
Corporate	71

$255

Allowance for credit losses for the above detailed long-term trade, financing and other receivables totaled $5 million and $4 million as of December 31, 2013 and 2012, respectively. The receivables are evaluated for recoverability on an individual basis, including consideration of credit quality. The above detailed financing receivables are predominately with commercial and governmental counterparties of investment grade credit quality.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 11. Property, Plant and Equipment—Net

	December 31,
	2013	2012
Land and improvements	$376	$367
Machinery and equipment	10,437	10,023
Buildings and improvements	3,157	3,045
Construction in progress	647	592

	14,617	14,027
Less—Accumulated depreciation	(9,339)	(9,026)

	$5,278	$5,001

Depreciation expense was $670, $660 and $699 million in 2013, 2012 and 2011, respectively.

Note 12. Goodwill and Other Intangible Assets—Net

The change in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 by segment is as follows:

	December 31, 2012	Acquisitions	Currency Translation Adjustment	December 31, 2013
Aerospace	$2,075	$—	$1	$2,076
Automation and Control Solutions	8,343	606	—	8,949
Performance Materials and Technologies	1,810	12	2	1,824
Transportation Systems	197	—	—	197

	$12,425	$618	$3	$13,046

We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2013 and determined that there was no impairment as of that date. No matters have arisen subsequent to that date which have resulted in a change to this assessment.

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,438	$(935)	$503	$1,224	$(841)	$383
Customer relationships	1,904	(749)	1,155	1,736	(625)	1,111
Trademarks	194	(118)	76	179	(103)	76
Other	294	(234)	60	311	(157)	154

	3,830	(2,036)	1,794	3,450	(1,726)	1,724

Indefinite life intangibles:
Trademarks	720	—	720	725	—	725

	$4,550	$(2,036)	$2,514	$4,175	$(1,726)	$2,449

Intangible assets amortization expense was $319 million, $266 million, and $249 million in 2013, 2012, 2011, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $261 million in 2014, $217 million in 2015, $193 million in 2016, $183 million in 2017, and $168 million in 2018.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13. Accrued Liabilities

	December 31,
	2013	2012
Compensation, benefit and other employee related	$1,506	$1,447
Customer advances and deferred income	2,172	2,127
Asbestos related liabilities	461	480
Repositioning	303	323
Product warranties and performance guarantees	323	375
Environmental costs	304	304
Income taxes	240	548
Accrued interest	100	108
Other taxes (payroll, sales, VAT etc.)	249	232
Insurance	255	192
Other (primarily operating expenses)	1,066	1,072

	$6,979	$7,208

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 14. Long-term Debt and Credit Agreements

	December 31,
	2013	2012
4.25% notes due 2013	$—	$600
3.875% notes due 2014	600	600
Floating rate notes due 2015	700	—
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	—
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	35	37
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases), 0.6%-13.3% maturing at various dates through 2023	381	366

	7,433	7,020
Less: current portion	(632)	(625)

	$6,801	$6,395

The schedule of principal payments on long-term debt is as follows:

December 31, 2013
2014	$632
2015	860
2016	468
2017	442
2018	901
Thereafter	4,130

7,433
Less-current portion	(632)

$6,801

In March 2013, the Company repaid $600 million of its 4.25 percent notes.

In November 2013, the Company issued $300 million 3.35 percent Senior Notes due 2023 and $700 million Floating Rate Senior Notes due 2015 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1 billion, offset by $7 million in discount and closing costs related to the offering.

On December 10, 2013, the Company entered into a $4 billion Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $4.5 billion. The Credit Agreement contains a $700 million sublimit for the issuance of

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

letters of credit. The Credit Agreement is maintained for general corporate purposes and amends and restates the previous $3 billion five year credit agreement dated April 2, 2012 (“Prior Agreement”). There have been no borrowings under the Credit Agreement or the Prior Agreement.

The Credit Agreement does not restrict our ability to pay dividends and contains no financial covenants. The failure to comply with customary conditions or the occurrence of customary events of default contained in the Credit Agreement would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under the Credit Agreement. Such events of default include: (a) non-payment of Credit Agreement debt, interest or fees; (b) non-compliance with the terms of the Credit Agreement covenants; (c) cross-default with other debt in certain circumstances; (d) bankruptcy or insolvency; and (e) defaults upon obligations under the Employee Retirement Income Security Act. Additionally, each of the banks has the right to terminate its commitment to lend additional funds or issue letters of credit under the Credit Agreement if any person or group acquires beneficial ownership of 30 percent or more of our voting stock, or, during any 12-month period, individuals who were directors of Honeywell at the beginning of the period cease to constitute a majority of the Board of Directors.

The Credit Agreement has substantially the same material terms and conditions as the Prior Agreement with an improvement in pricing and an extension of maturity. Loans under the Credit Agreement are required to be repaid no later than December 10, 2018, unless such date is extended pursuant to the terms of the Credit Agreement.

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

We have agreed to pay a commitment fee for the aggregate unused commitment for the Credit Agreement, which is subject to change, based upon a grid determined by our long term debt ratings. The Credit Agreement is not subject to termination based upon a decrease in our debt ratings or a material adverse change as defined by the Credit Agreement.

As a source of liquidity, we sell interests in designated pools of trade accounts receivables to third parties. As of December 31, 2013 and December 31, 2012, none of the receivables in the designated pools had been sold to third parties. When we sell receivables, they are over-collateralized and we retain a subordinated interest in the pool of receivables representing that over-collateralization as well as an undivided interest in the balance of the receivables pools. The terms of the trade accounts receivable program permit the repurchase of receivables from the third parties at our discretion, providing us with an additional source of revolving credit. As a result, program receivables remain on the Company’s balance sheet with a corresponding amount recorded as Short-term borrowings.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 15. Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2013
2014	$313
2015	252
2016	188
2017	135
2018	92
Thereafter	264

$1,244

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

Rent expense was $404, $390 and $386 million in 2013, 2012 and 2011, respectively.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At December 31, 2013 and 2012, we had contracts with notional amounts of $7,298 million and $8,506 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Mexican Peso, Indian Rupee, Chinese Renminbi, Czech Koruna, Hong Kong Dollar, Korean Won, Singapore Dollar, Swiss Franc, United Arab Emirates Dirham, Swedish Krona, Thai Baht and Romanian Leu.

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At December 31, 2013 and 2012, we had contracts with notional amounts of $1 million and $17 million, respectively, related to forward commodity agreements, principally base metals and natural gas.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2013 and 2012, interest rate swap agreements designated as fair value hedges effectively changed $1,700 million and $1,400 million, respectively, of fixed rate debt at rates of 3.96 and 4.09, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2023.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012:

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31,
	2013	2012
Assets:
Foreign currency exchange contracts	$20	$52
Available for sale investments	826	518
Interest rate swap agreements	63	146
Forward commodity contracts	—	1
Liabilities:
Foreign currency exchange contracts	$27	$32
Interest rate swap agreements	8	—
Forward commodity contracts	—	1

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$250	$245	$199	$200
Liabilities
Long-term debt and related current maturities	$7,433	$8,066	$7,020	$8,152

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

At December 31, 2013, the Company had nonfinancial assets, principally property, plant and equipment, with a net book value of $244 million, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $72 million in the year ended December 31, 2013, primarily in connection with our repositioning actions (see Note 3 Repositioning and Other Charges) and the pending divestiture of the Friction Materials business within our Transportation Systems segment. At December 31, 2012, the Company had nonfinancial assets, principally property, plant and equipment and intangible assets, with a net book value of $22 million, which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $22 million in the year ended December 31, 2012, primarily in connection with our repositioning actions (see Note 3 Repositioning and Other Charges). The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates.

We enter into transactions that are subject to arrangements designed to provide for netting of offsetting obligations in the event of the insolvency or default of a counterparty. However, we have not elected to offset multiple contracts with a single counterparty, therefore the fair value of the derivative instruments in a loss position is not offset against the fair value of derivative instruments in a gain position. The derivatives utilized for risk management purposes as detailed above are included on the Consolidated Balance Sheet and impacted the Statement of Operations as follows:

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	December 31,
		2013	2012
Foreign currency exchange contracts	Accounts, notes, and other receivables	$16	$37
Interest rate swap agreements	Other assets	63	146
Forward commodity contracts	Accounts, notes, and other receivables	—	1

Not Designated as a Hedge	Balance Sheet Classification	December 31,
		2013	2012
Foreign currency exchange contracts	Accounts, notes, and other receivables	$4	$15

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	December 31,
		2013	2012
Foreign currency exchange contracts	Accrued liabilities	$23	$29
Interest rate swap agreements	Accrued liabilities	8	—
Forward commodity contracts	Accrued liabilities	—	1

Not Designated as a Hedge	Balance Sheet Classification	December 31,
		2013	2012
Foreign currency exchange contracts	Accrued liabilities	$4	$3

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

Designated Cash Flow Hedge	Years Ended December 31,
	2013	2012
Foreign currency exchange contracts	$(37)	$31
Forward commodity contracts	(1)	(8)

Gains (losses) reclassified from AOCI to income consist of the following:

Designated Cash Flow Hedge	Income Statement Location	Years Ended December 31,
		2013	2012
Foreign currency exchange contracts	Product sales	$(7)	$(7)
	Cost of products sold	(4)	23
	Sales & general administrative	(11)	(12)
Forward commodity contracts	Cost of products sold	$(1)	$(17)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the years ended December 31, 2013 and 2012 and are classified within cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Losses on interest rate swap agreements recognized in earnings were $91 million in the year ended December 31, 2013. Gains on interest rate swap agreements recognized in earnings were $12 million in the year ended 2012. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $162 million and $20 million of income, in Other (Income) Expense for the years ended December 31, 2013 and 2012, respectively. See Note 4 Other (Income) Expense for further details of the net impact of these economic foreign currency hedges.

Note 17. Other Liabilities

	Years Ended December 31,
	2013	2012
Pension and other employee related	$1,756	$4,440
Environmental	339	350
Income taxes	952	550
Insurance	241	273
Asset retirement obligations(1)	68	71
Deferred income	44	47
Other	334	182

	$3,734	$5,913

(1)

Asset retirement obligations primarily relate to costs associated with the future retirement of nuclear fuel conversion facilities in our Performance Materials and Technologies segment and the future retirement of facilities in our Automation and Control Solutions segment.

A reconciliation of our liability for asset retirement obligations for the year ended December 31, 2013, is as follows:

	2013	2012
Change in asset retirement obligations:
Balance at beginning of year	$71	$74
Liabilities settled	(5)	(8)
Adjustments	—	3
Accretion expense	2	2

Balance at end of year	$68	$71

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

In December 2013 the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock, $5 billion remained available as of December 31, 2013 for additional share repurchases.

We purchased a total of approximately 13.5 million and 5 million shares of our common stock in 2013 and 2012, for $1,073 and $317 million, respectively.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2013, there was no preferred stock outstanding.

Note 19. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareowners’ Equity. Comprehensive Income (Loss) attributable to noncontrolling interest consisted predominantly of net income. The changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	Pretax	Tax	After Tax
Year Ended December 31, 2013
Foreign exchange translation adjustment	$(52)	$—	$(52)
Pensions and other postretirement benefit adjustments	3,514	(1,311)	2,203
Changes in fair value of available for sale investments	30	(17)	13
Changes in fair value of effective cash flow hedges	(14)	7	(7)

	$3,478	$(1,321)	$2,157

Year Ended December 31, 2012
Foreign exchange translation adjustment	$282	$—	$282
Pensions and other postretirement benefit adjustments	(285)	87	(198)
Changes in fair value of available for sale investments	54	(60)	(6)
Changes in fair value of effective cash flow hedges	35	(8)	27

	$86	$19	$105

Year Ended December 31, 2011
Foreign exchange translation adjustment	$(146)	$—	$(146)
Pensions and other postretirement benefit adjustments	(317)	108	(209)
Changes in fair value of available for sale investments	12	—	12
Changes in fair value of effective cash flow hedges	(41)	7	(34)

	$(492)	$115	$(377)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2013	2012
Cumulative foreign exchange translation adjustment	$304	$356
Pensions and other postretirement benefit adjustments	355	(1,848)
Change in fair value of available for sale investments	170	157
Change in fair value of effective cash flow hedges	(11)	(4)

	$818	$(1,339)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(52)	2,161	140	(30)	2,219
Amounts reclassified from accumulated other comprehensive income	—	42	(127)	23	(62)

Net current period other comprehensive income (loss)	(52)	2,203	13	(7)	2,157

Balance at December 31, 2013	$304	$355	$170	$(11)	$818

Reclassifications Out of Accumulated Other Comprehensive Income

	Year Ended December 31, 2013 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$62	$14	$13	—	$89
Prior service cost recognized	—	7	1	1	—	9
Transition obligation recognized	—	2	—	—	—	2
Settlements and curtailments	—	(30)	(6)	(6)	—	(42)
Losses on Cash Flow Hedges:
Foreign currency exchange contracts	7	4	—	11	—	22
Forward commodity contracts	—	1	—	—	—	1
Unrealized Gains on Available for Sale Investments:
Reclassification adjustment for gains included in net income	—	—	—	—	(195)	(195)

Total Before Tax	$7	$46	$9	$19	(195)	$(114)

Tax Expense						52

Total reclassifications for the period, net of tax						$(62)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 20. Stock-Based Compensation Plans

We have stock-based compensation plans available to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted units and restricted stock to key employees. Under the terms of the 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan) there were 25,913,501 shares of Honeywell common stock available for future grants at December 31, 2013. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan) there were 145,367 shares of Honeywell common stock available for future grant at December 31, 2013.

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

Compensation cost on a pre-tax basis related to stock options recognized in operating results (included in selling, general and administrative expenses) in 2013, 2012 and 2011 was $70, $65 and $59 million, respectively. The associated future income tax benefit recognized in 2013, 2012 and 2011 was $24, $23 and $19 million, respectively.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2013	2012	2011
Weighted average fair value per share of options granted during the year(1)	$11.85	$13.26	$12.56
Assumptions:
Expected annual dividend yield	2.55%	2.57%	2.68%
Expected volatility	24.73%	30.36%	27.60%
Risk-free rate of return	0.91%	1.16%	2.47%
Expected option term (years)	5.5	5.8	5.8

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock option activity for the three years ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	40,791,531	$39.05
Granted	7,625,950	57.08
Exercised	(7,984,840)	36.39
Lapsed or canceled	(1,516,271)	42.38

Outstanding at December 31, 2011	38,916,370	43.01
Granted	5,788,734	59.86
Exercised	(8,347,313)	36.52
Lapsed or canceled	(788,770)	49.76

Outstanding at December 31, 2012	35,569,021	47.13
Granted	6,041,422	69.89
Exercised	(10,329,611)	41.91
Lapsed or canceled	(616,995)	53.84

Outstanding at December 31, 2013	30,663,837	$53.27

Vested and expected to vest at December 31, 2013(1)	28,190,580	$52.20

Exercisable at December 31, 2013	15,594,410	$45.76

(1)

Represents the sum of vested options of 15.6 million and expected to vest options of 12.6 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 15.1 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Range of Exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$28.35–$39.99	3,526,437	3.69	$31.29	$212	3,526,437	$31.29	$212
$40.00–$49.99	8,018,738	4.69	42.25	394	6,368,574	42.75	310
$50.00–$59.99	13,067,490	7.02	58.35	431	5,624,099	58.04	187
$60.00–$75.00	6,051,172	9.11	69.70	131	75,300	60.54	2

	30,663,837	6.43	53.27	$1,168	15,594,410	45.76	$711

(1)	Average remaining contractual life in years.

There were 19,468,017 and 21,672,281 options exercisable at weighted average exercise prices of $43.64 and $40.71 at December 31, 2012 and 2011, respectively.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2013, 2012 and 2011 was $367, $202 and $164 million, respectively. During 2013, 2012 and 2011, the amount of cash received from the exercise of stock options was $432, $305 and $290 million, respectively, with an associated tax benefit realized of $129, $74 and $54 million, respectively. In 2013, 2012 and 2011 we classified $99, $56 and $42 million, respectively, of this benefit as a financing cash inflow in the Consolidated Statement of Cash Flows, and the balance was classified as cash from operations.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

At December 31, 2013 there was $120 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.28 years. The total fair value of options vested during 2013, 2012 and 2011 was $67, $63 and $52 million, respectively.

Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees at fair market value at the date of grant as compensation. RSUs typically become fully vested over periods ranging from three to seven years and are payable in Honeywell common stock upon vesting.

The following table summarizes information about RSU activity for the three years ended December 31, 2013:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2010	9,973,953	$39.89
Granted	1,887,733	55.11
Vested	(1,509,528)	49.48
Forfeited	(605,725)	40.11

Non-vested at December 31, 2011	9,746,433	41.35
Granted	2,156,753	59.52
Vested	(3,380,251)	31.84
Forfeited	(427,196)	45.78

Non-vested at December 31, 2012	8,095,739	49.91
Granted	1,904,504	75.73
Vested	(2,995,553)	42.17
Forfeited	(312,470)	56.58

Non-vested at December 31, 2013	6,692,220	$60.04

As of December 31, 2013, there was approximately $191 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 3.42 years. Compensation expense related to RSUs was $100, $105 and $109 million in 2013, 2012, and 2011, respectively. The associated future income tax benefit recognized in 2013, 2012 and 2011 was $35, $37, and $36 million, respectively.

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

Note 21. Redeemable Noncontrolling Interest

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

As of December 31, 2012, the redemption value of the redeemable noncontrolling interest approximated the carrying value. The rollforward of redeemable noncontrolling interest from December 31, 2012 to December 31, 2013 is as follows:

2013
Balance at beginning of year	$150
Net income	29
Distributions	(26)
Redemption value adjustment	11
Other	3

Balance at end of year	$167

Note 22. Commitments and Contingencies

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2013	2012	2011
Beginning of year	$654	$723	$753
Accruals for environmental matters deemed probable and
reasonably estimable	272	234	240
Environmental liability payments	(304)	(320)	(270)
Other	21	17	—

End of year	$643	$654	$723

Environmental liabilities are included in the following balance sheet accounts:

	December 31, 2013	December 31, 2012
Accrued liabilities	$304	$304
Other liabilities	339	350

	$643	$654

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013			2012			2011
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$653	$1,119	$1,772	$613	$1,123	$1,736	$594	$1,125	$1,719
Accrual for update to estimated liability	180	5	185	168	(1)	167	167	3	170
Change in estimated cost of future claims	16	—	16	30	—	30	16	—	16
Update of expected resolution values for pending claims	(5)	—	(5)	8	—	8	2	—	2
Asbestos related liability payments	(188)	(169)	(357)	(166)	(3)	(169)	(166)	(5)	(171)

End of year	$656	$955	$1,611	$653	$1,119	$1,772	$613	$1,123	$1,736

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013			2012			2011
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$138	$569	$707	$162	$618	$780	$157	$718	$875
Probable insurance recoveries related to estimated liability	27	—	27	28	—	28	29	—	29
Insurance receipts for asbestos related liabilities	(24)	(34)	(58)	(60)	(62)	(122)	(34)	(100)	(134)
Insurance receivables settlements and write offs	—	(6)	(6)	8	13	21	10	—	10
Other	—	2	2	—	—	—	—	—	—

End of year	$141	$531	$672	$138	$569	$707	$162	$618	$780

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2013	2012
Other current assets	$77	$44
Insurance recoveries for asbestos related liabilities	595	663

	$672	$707

Accrued liabilities	$461	$480
Asbestos related liabilities	1,150	1,292

	$1,611	$1,772

NARCO Products—On January 4, 2002, NARCO filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing of NARCO’s petition in 2002, the U.S. Bankruptcy Court for the Western District of Pennsylvania (“the Bankruptcy Court”) issued an injunction staying the prosecution of NARCO-related asbestos claims against the Company, which stayed in place throughout NARCO’s Chapter 11 case. In November 2007, the Bankruptcy Court confirmed NARCO’s Third Amended Plan of Reorganization (NARCO Plan of Reorganization) and it became fully effective on April 30, 2013.

In connection with implementation of the NARCO Plan of Reorganization, a federally authorized 524(g) trust (“NARCO Trust”) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the NARCO Trust. The NARCO Trust will review submitted claims and determine award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth all criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell will continue to provide input to the detailed controls design of the NARCO Trust, and has on-going audit rights to review and monitor claims processor’s adherence to the established requirements of the Trust Distribution Procedures and as a means of detecting and deterring irregularities in claims.

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the trust which qualify for payment under the Trust Distribution Procedures, subject to annual caps of $140 million in the years 2014 through 2018 and $145 million for each year thereafter, provided, however, that the first $100 million of claims processed through the NARCO Trust (the “Initial Claims Amount”) will not count against the first year annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized.

Honeywell will also be responsible for the following funding obligations which are not subject to the annual cap described above: a) previously approved payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings which provide that a portion of these settlements is to be paid by the NARCO Trust, which amounts are estimated at $130 million and are expected to be paid during the first year of trust operations ($91 million of which was paid during 2013) and, b) payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria, which amounts are estimated at $150 million and are expected to be paid during the first two years of trust operations.

Our consolidated financial statements reflect an estimated liability for the amounts discussed above, unsettled claims pending as of the time NARCO filed for bankruptcy protection and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018. In light of the uncertainties inherent in making long-term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value, including trust claim handling costs, of asbestos related future liabilities based on Company specific and general asbestos claims filing rates, expected rates of disease and anticipated claim values. Specifically, the valuation methodology included an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies estimating the number of people likely to develop asbestos related diseases, NARCO asbestos claims filing history, general asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums, the pending inventory of NARCO asbestos claims, disease criteria and payment values contained in the Trust Distribution Procedures and an estimated approval rate of claims submitted to the NARCO Trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous bankruptcy courts addressing 524(g) trusts and resulted in a range of estimated liability of $743 to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range.

Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Projecting future events is subject to many uncertainties that could cause the NARCO-related asbestos liabilities or assets to be higher or lower than those projected and recorded. There is no assurance that insurance recoveries will be timely or whether there will be any NARCO-related asbestos claims beyond 2018. Given the inherent uncertainty in predicting future events, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly, we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2013	2012
Claims Unresolved at the beginning of year	23,141	22,571
Claims Filed	4,527	3,920
Claims Resolved(a)	(15,366)	(3,350)

Claims Unresolved at the end of year	12,302	23,141

(a)	Claims resolved in 2013 includes significantly aged (i.e., pending for more than six years) claims totaling 12,250 of which 92% were non-malignant.

Disease Distribution of Unresolved Claims	December 31,
	2013	2012
Mesothelioma and Other Cancer Claims	5,810	5,367
Nonmalignant Claims	6,492	17,774

Total Claims	12,302	23,141

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in whole dollars)
Malignant claims	$51,000	$49,000	$48,000	$54,000	$50,000
Nonmalignant claims	$850	$1,400	$1,000	$1,300	$200

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Our insurance receivable corresponding to the liability for settlement of pending and future Bendix asbestos claims reflects coverage which is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Based on our ongoing analysis of the probable insurance recovery, insurance receivables are recorded in the financial statements simultaneous with the recording of the estimated liability for the underlying asbestos claims. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers.

On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 36 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix-related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 30 percent.

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

Honeywell v. United Auto Workers (“UAW”) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (“MCBAs”) between Honeywell and the UAW. The Company is seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the “CAPS”) set forth in the MCBAs may be implemented, effective January 1, 2012. In September 2011, the UAW and certain retiree defendants filed a motion to dismiss the New Jersey action and filed suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The UAW and retiree plaintiffs subsequently filed a motion for class certification and a motion for partial summary judgment in the Michigan action, seeking a ruling that retirees who retired

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

prior to the initial inclusion of the CAPS in the 2003 MCBA are not covered by the CAPS as a matter of law. In December 2011, the New Jersey action was dismissed on forum grounds. Honeywell appealed the New Jersey court’s dismissal to the United States Court of Appeals for the Third Circuit. The Third Circuit denied the appeal. Honeywell has now answered the UAW’s complaint in Michigan and has asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The parties stipulated to the certification of a class of all potentially affected retirees, surviving spouses, and eligible dependents. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $180 million, reflecting the estimated value of these CAPS.

Joint Strike Fighter Investigation—In 2013 the Company received subpoenas from the Department of Justice requesting information relating primarily to parts manufactured in the United Kingdom and China used in the F-35 fighter jet. The Company is cooperating fully with the investigation. While we believe that Honeywell has complied with all relevant U.S. laws and regulations regarding the manufacture of these sensors, it is not possible to predict the outcome of the investigation or what action, if any, may result from it.

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

Warranties and Guarantees—We have issued or are a party to the following direct and indirect guarantees at December 31, 2013:

Maximum Potential Future Payments
Operating lease residual values	$40
Other third parties’ financing	5
Customer financing	4

$49

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Years Ended December 31,
	2013	2012	2011
Beginning of year	$407	$402	$415
Accruals for warranties/guarantees issued during the year	212	196	197
Adjustment of pre-existing warranties/guarantees	(1)	(20)	(2)
Settlement of warranty/guarantee claims	(213)	(171)	(208)

End of year	$405	$407	$402

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	2013	2012
Accrued liabilities	$323	$375
Other liabilities	82	32

	$405	$407

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 23. Pension and Other Postretirement Benefits

We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit pension plans. U.S. defined benefit pension plans comprise 75 percent of our projected benefit obligation. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. Non-U.S. employees, who are not U.S. citizens, are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes. Non-U.S. defined benefit pension plans comprise 25 percent of our projected benefit obligation.

We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage to eligible retirees. Our retiree medical plans mainly cover U.S. employees who retire with pension eligibility for prescription drug, hospital, professional and other medical services. Most of the U.S. retiree medical plans require deductibles and copayments, and virtually all are integrated with Medicare. Retiree contributions are generally required based on coverage type, plan and Medicare eligibility. All non-union hourly and salaried employees joining Honeywell after January 1, 2000 are not eligible to participate in our retiree medical and life insurance plans. Less than 5 percent of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company; and this subsidy is limited to a fixed-dollar amount. In addition, more than seventy-five percent of Honeywell’s current retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

In 2013, Honeywell amended its U.S. retiree medical plans to no longer offer certain retirees Company group coverage. This plan amendment reduced the accumulated postretirement benefit obligation by $166 million which will be recognized as part of net periodic postretirement benefit cost over the expected future lifetime of the remaining participants in the plans. Also in 2013, in connection with a new collective bargaining agreement reached with a union group, Honeywell amended its plans eliminating the Company subsidy for these union employees. The plan amendment resulted in a curtailment gain of $42 million which was included as part of net periodic postretirement benefit cost. The curtailment gain represents the recognition in net periodic postretirement benefit cost of prior service credits attributable to the future years of service of the union group for which future accrual of benefits has been eliminated.

In 2011, in connection with new collective bargaining agreements reached with several of its union groups, Honeywell amended its U.S. retiree medical plans eliminating the subsidy for those union employees which resulted in curtailment gains totaling $167 million. The curtailment gains represented the recognition in net periodic postretirement benefit cost of prior service credits attributable to the future years of service of the union groups for which future accrual of benefits was eliminated.

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans at December 31, 2013 and 2012.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$17,117	$15,600	$5,272	$4,648
Service cost	272	256	58	48
Interest cost	677	738	215	221
Plan amendments	14	—	—	—
Actuarial (gains) losses	(975)	1,493	72	372
Acquisitions	190	—	44	—
Benefits paid	(1,005)	(970)	(198)	(188)
Settlements and curtailments	—	—	—	(16)
Other	—	—	60	187

Benefit obligation at end of year	16,290	17,117	5,523	5,272

Change in plan assets:
Fair value of plan assets at beginning of year	14,345	12,836	4,527	3,958
Actual return on plan assets	3,191	1,654	428	336
Company contributions	28	825	183	271
Acquisitions	168	—	45	—
Benefits paid	(1,005)	(970)	(198)	(188)
Settlements and curtailments	—	—	—	(16)
Other	—	—	52	166

Fair value of plan assets at end of year	16,727	14,345	5,037	4,527

Funded status of plans	$437	$(2,772)	$(486)	$(745)

Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(1)	$839	$—	$120	$87
Accrued pension liability(2)	(402)	(2,772)	(606)	(832)

Net amount recognized	$437	$(2,772)	$(486)	$(745)

(1)	Included in Other Assets on Consolidated Balance Sheet

(2)	Included in Other Liabilities - Non-Current on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$1,477	$1,534
Service cost	—	1
Interest cost	44	53
Plan amendments	(175)	(1)
Actuarial (gains) losses	(108)	34
Benefits paid	(142)	(144)

Benefit obligation at end of year	1,096	1,477

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status of plans	$(1,096)	$(1,477)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	(130)	(167)
Postretirement benefit obligations other than pensions(1)	(966)	(1,310)

Net amount recognized	$(1,096)	$(1,477)

(1)	Excludes Non-U.S. plans of $53 and $55 million in 2013 and 2012, respectively.

Amounts recognized in Accumulated Other Comprehensive (Income) Loss associated with our significant pension and other postretirement benefit plans at December 31, 2013 and 2012 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Transition obligation	$—	$—	$3	$5
Prior service cost (credit)	111	120	(14)	(16)
Net actuarial (gain) loss	(1,378)	1,712	434	530
Net amount recognized	$(1,267)	$1,832	$423	$519

	Other Postretirement Benefits
	2013	2012
Prior service (credit)	$(168)	$(48)
Net actuarial loss	256	391

Net amount recognized	$88	$343

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss for our significant plans for the years ended December 31, 2013, 2012, and 2011 include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Service cost	$272	$256	$232	$58	$48	$59
Interest cost	677	738	761	215	221	239
Expected return on plan assets	(1,076)	(1,020)	(1,014)	(308)	(291)	(284)
Amortization of transition obligation	—	—	—	2	2	2
Amortization of prior service cost (credit)	23	28	33	(2)	(2)	(2)
Recognition of actuarial losses	—	707	1,568	51	250	234
Settlements and curtailments	—	—	24	—	2	1

Net periodic benefit (income) cost	$(104)	$709	$1,604	$16	$230	$249

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Actuarial (gains) losses	$(3,090)	$859	$1,628	$(48)	$327	$368
Prior service cost (credit)	14	—	5	—	—	—
Transition obligation recognized during year	—	—	—	(2)	(2)	(2)
Prior service (cost) credit recognized during year	(23)	(28)	(33)	2	2	2
Actuarial losses recognized during year	—	(707)	(1,568)	(51)	(250)	(234)
Foreign exchange translation adjustments	—	—	—	3	23	(11)

Total recognized in other comprehensive (income) loss	$(3,099)	$124	$32	$(96)	$100	$123

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(3,203)	$833	$1,636	$(80)	$330	$372

The estimated prior service cost (credit) for pension benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2014 are expected to be $23 million and $(2) million for U.S. and Non-U.S. benefit plans, respectively.

Net Periodic Benefit Cost	Other Postretirement Benefits Years Ended December 31,
	2013	2012	2011
Service cost	$—	$1	$1
Interest cost	44	53	69
Amortization of prior service (credit)	(13)	(14)	(34)
Recognition of actuarial losses	27	34	38
Settlements and curtailments	(42)	(6)	(167)

Net periodic benefit (income) cost	$16	$68	$(93)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2013	2012	2011
Actuarial (gains) losses	$(108)	$34	$6
Prior service (credit)	(175)	(1)	(21)
Prior service credit recognized during year	13	14	34
Actuarial losses recognized during year	(27)	(34)	(38)
Settlements and curtailments	42	6	167

Total recognized in other comprehensive (income) loss	$(255)	$19	$148

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(239)	$87	$55

The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2014 are expected to be $24 and $(20) million, respectively.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit cost for our significant benefit plans are presented in the following table.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.89%	4.06%	4.89%	4.29%	4.29%	4.84%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	2.81%	3.55%	3.67%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate	4.06%	4.89%	5.25%	4.29%	4.84%	5.40%
Expected rate of return on plan assets	7.75%	8.00%	8.00%	6.99%	7.03%	7.06%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	3.55%	3.67%	3.79%

	Other Postretirement Benefits
	2013	2012	2011
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.05%	3.40%	4.00%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.40%	4.00%	4.70%

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

Our expected rate of return on U.S. plan assets of 7.75 percent is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

and broad asset mix considerations. We review the expected rate of return on an annual basis and revise it as appropriate.

For non-U.S. benefit plans, none of which was individually material, assumptions reflect economic assumptions applicable to each country.

Pension Benefits

Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Projected benefit obligation	$576	$17,117	$911	$4,670
Accumulated benefit obligation	$569	$16,288	$855	$4,426
Fair value of plan assets	$174	$14,345	$307	$3,837

Accumulated benefit obligation for our U.S. defined benefit pension plans were $15.7 and $16.3 billion and for our Non-U.S. defined benefit plans were $5.3 and $5.0 billion at December 31, 2013 and 2012, respectively.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The fair values of both our U.S. and non-U.S. pension plans assets at December 31, 2013 and 2012 by asset category are as follows:

	U.S. Plans
	December 31, 2013
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,697	$1,697	$—	$—
U.S. large cap stocks	4,147	4,107	40	—
U.S. mid cap stocks	757	752	5	—
U.S. small cap stocks	215	210	5	—
International stocks	2,685	2,503	182	—
Real estate investment trusts	90	90	—	—
Fixed income investments:
Short term investments	956	955	1	—
Government securities	266	—	266	—
Corporate bonds	2,931	—	2,931	—
Mortgage/Asset-backed securities	770	—	770	—
Insurance contracts	7	—	7	—
Investments in private funds:
Private funds	1,058	—	—	1,058
Hedge funds	6	—	—	6
Real estate funds	237	—	—	237
Direct investments:
Direct private investments	278	—	—	278
Real estate properties	627	—	—	627

	$16,727	$10,314	$4,207	$2,206

	U.S. Plans
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,182	$1,182	$—	$—
U.S. large cap stocks	2,903	2,903	—	—
U.S. mid cap stocks	731	731	—	—
U.S. small cap stocks	261	261	—	—
International stocks	2,203	2,073	130	—
Real estate investment trusts	44	44	—	—
Fixed income investments:
Short term investments	1,139	1,139	—	—
Government securities	266	—	266	—
Corporate bonds	2,728	—	2,728	—
Mortgage/Asset-backed securities	654	—	654	—
Insurance contracts	6	—	6	—
Investments in private funds:
Private funds	1,100	—	—	1,100
Hedge funds	52	—	—	52
Real estate funds	254	—	—	254
Direct investments:
Direct private investments	227	—	—	227
Real estate properties	595	—	—	595

	$14,345	$8,333	$3,784	$2,228

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2013
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$459	$394	$65	$—
Non-U.S. companies	1,929	244	1,685	—
Fixed income investments:
Short-term investments	147	140	7	—
Government securities	1,303	—	1,303	—
Corporate bonds	656	—	656	—
Mortgage/Asset-backed securities	25	—	25	—
Insurance contracts	208	—	208	—
Investments in private funds:
Private funds	67	—	—	67
Hedge funds	62	—	—	62
Real estate funds	181	—	—	181

	$5,037	$778	$3,949	$310

	Non-U.S. Plans
	December 31, 2012
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$366	$316	$50	$—
Non-U.S. companies	1,605	176	1,429	—
Fixed income investments:
Short-term investments	104	104	—	—
Government securities	1,321	—	1,321	—
Corporate bonds	571	—	571	—
Mortgage/Asset-backed securities	8	—	8	—
Insurance contracts	203	—	203	—
Investments in private funds:
Private funds	136	—	—	136
Hedge funds	56	—	—	56
Real estate funds	157	—	—	157

	$4,527	$596	$3,582	$349

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize changes in the fair value of Level 3 assets for the years ended December 31, 2013 and 2012:

	U.S. Plans
	Private Funds	Direct Private Investments	Hedge Funds	Real Estate Funds	Real Estate Properties
Balance at December 31, 2011	$1,039	$161	$60	$256	$553
Actual return on plan assets:
Relating to assets still held at year-end	44	12	11	16	29
Relating to assets sold during the year	(1)	6	1	(1)	—
Purchases	147	65	4	31	41
Sales and settlements	(129)	(17)	(24)	(48)	(28)

Balance at December 31, 2012	1,100	227	52	254	595
Actual return on plan assets:
Relating to assets still held at year-end	(10)	34	(22)	11	61
Relating to assets sold during the year	117	1	22	1	4
Purchases	94	37	9	15	15
Sales and settlements	(243)	(21)	(55)	(44)	(48)

Balance at December 31, 2013	$1,058	$278	$6	$237	$627

	Non-U.S. Plans
	Private Funds	Hedge Funds	Real Estate Funds
Balance at December 31, 2011	$112	$54	$160
Actual return on plan assets:
Relating to assets still held at year-end	3	2	8
Relating to assets sold during the year	3	—	—
Purchases	21	—	21
Sales and settlements	(3)	—	(32)

Balance at December 31, 2012	136	56	157
Actual return on plan assets:
Relating to assets still held at year-end	(6)	4	18
Relating to assets sold during the year	3	—	(1)
Purchases	4	2	12
Sales and settlements	(70)	—	(5)

Balance at December 31, 2013	$67	$62	$181

The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2013 and 2012, our U.S. plans had contracts with notional amounts of $1,938 and $1,241 million, respectively. At December 31, 2013 and 2012, our Non-U.S. plans had contracts with notional amounts of $61 and $55 million, respectively. In both our U.S. and Non-U.S. pension plans, the notional derivative exposure is primarily related to outstanding equity futures contracts.

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

Our general funding policy for qualified pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2013, 2012 and 2011, we were not required to make contributions to our U.S. pension plans. No contribution was made to the U.S. plans in 2013. However, in 2012 and 2011, we made voluntary contributions of $792 and $1,650 million, respectively, to the U.S. plans primarily to improve the funded status. These contributions do not reflect benefits paid directly from Company assets. In 2013, cash contributions of $156 million were made to our non-U.S. plans to satisfy regularly funding requirements. In 2014, we expect to make contributions of cash and/or marketable securities of approximately $150 million ($117 million of marketable securities were contributed in January 2014) to our non-U.S. defined benefit pension plans to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. defined benefit pension plans in 2014.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2014	$1,068	$202
2015	1,111	208
2016	1,106	213
2017	1,105	219
2018	1,118	226
2019-2023	5,675	1,228

Other Postretirement Benefits

	December 31,
	2013	2012
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2019	2019

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	$84	$(52)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2014	$141	$130
2015	123	113
2016	119	108
2017	113	103
2018	108	97
2019-2023	448	399

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Employee Savings Plans

We sponsor employee savings plans under which we match, in the form of our common stock, savings plan contributions for certain eligible employees. Shares issued under the stock match plans were 2.0, 2.4, and 2.6 million at a cost of $159, $144 and $138 million in 2013, 2012, and 2011, respectively.

Note 24. Segment Financial Data

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

•

Automation and Control Solutions includes Energy, Safety & Security (controls for heating, cooling, indoor air quality, ventilation, humidification, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection and monitoring; radiation detection; personal protection equipment; access control; video surveillance equipment; remote patient monitoring systems; automatic identification and data collection; and voice solutions); Process Solutions (provides a full range of automation and control solutions for industrial plants, offering advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings as well as equipment that controls, measures and analyzes natural gas production and transportation); and Building Solutions & Distribution (installs, distributes, maintains and upgrades systems that keep buildings safe, comfortable and productive).

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net Sales
Aerospace
Product	$7,043	$6,999	$6,494
Service	4,937	5,041	4,981

Total	11,980	12,040	11,475
Automation and Control Solutions
Product	14,193	13,610	13,328
Service	2,363	2,270	2,207

Total	16,556	15,880	15,535
Performance Materials and Technologies
Product	6,223	5,642	5,064
Service	541	542	595

Total	6,764	6,184	5,659
Transportation Systems
Product	3,755	3,561	3,859
Service	—	—	—

Total	3,755	3,561	3,859
Corporate
Product	—	—	—
Service	—	—	1

Total	—	—	1
	$39,055	$37,665	$36,529

Depreciation and amortization
Aerospace	$200	$211	$208
Automation and Control Solutions	350	352	364
Performance Materials and Technologies	288	215	216
Transportation Systems	90	85	96
Corporate	61	63	64

	$989	$926	$948

Segment Profit
Aerospace	$2,372	$2,279	$2,023
Automation and Control Solutions	2,437	2,232	2,083
Performance Materials and Technologies	1,271	1,154	1,042
Transportation Systems	498	432	485
Corporate	(227)	(218)	(276)

	$6,351	$5,879	$5,357

Capital expenditures
Aerospace	$205	$191	$174
Automation and Control Solutions	151	143	153
Performance Materials and Technologies	429	328	282
Transportation Systems	105	129	133
Corporate	57	93	48

	$947	$884	$790

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31,
	2013	2012	2011
Total Assets
Aerospace	$9,160	$8,977	$9,109
Automation and Control Solutions	20,382	18,754	19,127
Performance Materials and Technologies	6,827	6,396	5,402
Transportation Systems	2,219	2,047	1,991
Corporate	6,847	5,679	4,179

	$45,435	$41,853	$39,808

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
Segment Profit	$6,351	$5,879	$5,357
Other income (expense)(1)	202	25	33
Interest and other financial charges	(327)	(351)	(376)
Stock compensation expense(2)	(170)	(170)	(168)
Pension ongoing income (expense)(2)	90	(36)	(105)
Pension mark-to-market expense(2)	(51)	(957)	(1,802)
Other postretirement income (expense)(2)	(20)	(72)	86
Repositioning and other charges(2)	(663)	(443)	(743)

Income from continuing operations before taxes	$5,412	$3,875	$2,282

(1)	Equity income (loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 25. Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
	2013	2012	2011	2013	2012	2011
United States	$22,978	$22,379	$21,005	$3,393	$3,118	$2,956
Europe	9,804	9,118	9,604	905	932	919
Other International	6,273	6,168	5,920	980	951	929

	$39,055	$37,665	$36,529	$5,278	$5,001	$4,804

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United Statstes net sales are export sales of $5,431, $5,126 and $4,549 million in 2013, 2012 and 2011, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment—net.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 26. Supplemental Cash Flow Information

	Years Ended December 31,
	2013	2012	2011
Payments for repositioning and other charges:
Severance and exit cost payments	$(160)	$(136)	$(161)
Environmental payments	(304)	(320)	(270)
Insurance receipts for asbestos related liabilities	58	122	134
Asbestos related liability payments	(357)	(169)	(171)

	$(763)	$(503)	$(468)

Interest paid, net of amounts capitalized	$330	$344	$378
Income taxes paid, net of refunds	1,271	919	578
Non-cash investing and financing activities:
Common stock contributed to savings plans	159	144	138

Note 27. Unaudited Quarterly Financial Information

	2013
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,328	$9,693	$9,647	$10,387	$39,055
Gross Profit	2,545	2,666	2,705	2,775	10,691
Net income attributable to Honeywell	966	1,021	990	947	3,924
Earnings per share—basic	1.23	1.30	1.26	1.20	4.99
Earnings per share—assuming dilution	1.21	1.28	1.24	1.19	4.92
Dividends paid per share	0.4100	0.4100	0.4100	0.4510	1.68
Market Price per share
High	75.48	80.85	86.79	91.37	91.37
Low	64.75	71.47	77.88	81.45	64.75

	2012
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,307	$9,435	$9,342	$9,581	$37,665
Gross Profit	2,427	2,513	2,534	1,900	9,374
Net income (loss) attributable to Honeywell	823	902	950	251	2,926
Earnings per share—basic	1.06	1.15	1.21	0.32	3.74
Earnings per share—assuming dilution	1.04	1.14	1.20	0.32	3.69
Dividends paid per share	0.3725	0.3725	0.3725	0.4100	1.53
Market Price per share
High	61.78	61.29	61.72	64.29	64.29
Low	55.18	52.92	53.60	59.15	52.92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
HONEYWELL INTERNATIONAL INC.;

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 14, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2013.

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2013, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

The members of the Audit Committee of our Board of Directors are: George Paz (Chair), Kevin Burke, D. Scott Davis, Linnet Deily, Judd Gregg and Robin L. Washington. The Board has determined that Mr. Paz is the “audit committee financial expert” as defined by applicable SEC rules and that Mr. Paz, Mr. Burke, Mr. Davis, Ms. Deily and Ms. Washington satisfy the “accounting or related financial management expertise” criteria established by the NYSE. All members of the Audit Committee are “independent” as that term is defined in applicable SEC Rules and NYSE listing standards.

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

EQUITY COMPENSATION PLANS

As of December 31, 2013 information about our equity compensation plans is as follows:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	39,151,116	(1)	$53.27	(2)	28,192,463	(3)
Equity compensation plans not approved by security holders	554,475	(4)	N/A	(5)	N/A	(6)

Total	39,705,591		53.27		28,192,463

(1)

Equity compensation plans approved by shareowners awards under which are included in column (a) of the table are the 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2011 Stock Incentive Plan”), the 2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2006 Stock Incentive Plan”), and the 2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the “2003 Stock Incentive Plan”) (30,284,081 shares of Common Stock to be issued for options with a weighted average term of 6.43 years; 18,000 shares to be issued for stock appreciation rights (“SARs”); 6,665,554 RSUs subject to continued employment; and 1,805,848 deferred RSUs of earned and vested awards where delivery of shares has been deferred); and the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “2006 Non-Employee Director Plan”) and the 1994 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the “1994 Non-Employee Director Plan”) (354,356 shares of Common Stock to be issued for options; and 23,277 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table due to the net share settlement process used by the Company (whereas the value of shares required to meet employee statutory minimum tax withholding requirements are not issued).

1,092,801 growth plan units were issued for the performance cycle commencing on January 1, 2010 and ending December 31, 2011 pursuant to the 2006 Stock Incentive Plan. The second and final payment related to these growth plan units was paid in March 2013, subject to active employment on the payment date. 1,535,800 growth plan units were issued for the performance cycle commencing January 1, 2012 and ending December 31, 2013 pursuant to the 2011 Stock Incentive Plan. 50% of the payment related to these growth plan units, if any, will be paid in March 2014 and the remaining 50% will be paid in March 2015, subject to active employment on the payment dates.

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

(2)

Column (b) relates to stock options and does not include any exercise price for RSUs or growth plan units granted to employees or non-employee directors under equity compensation plans. RSUs do not have an exercise price because their value is dependent upon attainment of certain performance goals or continued employment or service and they are settled for shares of Common Stock on a one-for-one basis. Growth plan units are denominated in cash and the ultimate value of the award is dependent upon attainment of certain performance goals.

(3)

The number of shares that may be issued under the 2011 Stock Incentive Plan as of December 31, 2013 is 25,913,501 which includes the following additional shares under the 2011 Stock Incentive Plan (or any Prior Plan as defined in the 2011 Stock Incentive Plan) that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under any Prior Plan, are tendered in satisfaction of an option exercise price or tax withholding obligations, are reacquired with cash tendered in satisfaction of an option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2006 Stock Incentive Plan, the 2003 Stock Incentive Plan, or the 1994 Non-Employee Director Plan.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2012 is 2,133,595. This plan is an umbrella plan for three plans maintained solely for eligible employees of participating non-U.S. countries.

A sub-plan of the Honeywell Global Stock Plan, the UK Sharebuilder Plan, allows an eligible UK employee to contribute a specified percentage of their taxable earnings that is then invested in shares. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. The match share percentage for 2013 was 62.50%. Matched shares are subject to a three-year vesting schedule. Shares taken out of the plan before five years lose their tax-favored status. For the year ending December 31, 2013, 77,716 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

The remaining two sub-plans of the Honeywell Global Stock Plan, the Honeywell International Technologies Employees Share Ownership Plan (Ireland) and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme, allow eligible employees in Ireland to contribute specified percentages of base pay, bonus or performance pay that are then invested in Common Stock. Shares must be held in trust for at least two years and lose their tax-favored status if they are taken out of the plan before three years. For the year ending December 31, 2013, 14,453 shares of Common Stock were credited to participants’ accounts under these two plans. A fourth sub-plan, the Global Employee Stock Purchase Plan, was terminated as of February 1, 2013, and all shares remaining in the plan on that date were transferred to direct registration accounts maintained by the Corporation’s stock transfer agent.

The remaining 145,367 shares included in column (c) are shares remaining for future grants under the 2006 Non-Employee Director Plan.

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

The Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2013 is 530,403.

The AlliedSignal Incentive Compensation Plan for Executive Employees of AlliedSignal Inc. and its Subsidiaries was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock when payments are made to participants under the plan. No further deferrals can be made under this plan. The number of shares of Common Stock that remain to be issued under this expired plan as of December 31, 2013 is 24,072.

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

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2013 and 2012 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in “Item 10. Directors and Executive Officers of the Registrant,” and such information is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(2.) Consolidated Financial Statement Schedules:	Page Number in Form 10-K
Schedule II—Valuation and Qualifying Accounts	132

All other financial statement schedules have been omitted because they are not applicable to us or the required information is shown in the consolidated financial statements or notes thereto.

See the Exhibit Index of this Annual Report on Form 10-K	128

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 14, 2014	By:	/s/ Adam M. Matteo

Adam M. Matteo Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name
*	*
David M. Cote Chairman of the Board, Chief Executive Officer and Director	Judd Gregg Director
*	*
Gordon M. Bethune Director	Clive Hollick Director
*	*
Kevin Burke Director	Grace D. Lieblein Director
*	*
Jaime Chico Pardo Director	George Paz Director
*	*
D. Scott Davis Director	Bradley T. Sheares, Ph.D. Director
*	*
Linnet F. Deily Director	Robin L. Washington Director
/s/ David J. Anderson	/s/ Adam M. Matteo
David J. Anderson Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Adam M. Matteo Vice President and Controller (Principal Accounting Officer)

*By:	/s/ David J. Anderson

(David J. Anderson Attorney-in-fact)

February 14, 2014

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed April 27, 2010)
3(ii)	By-laws of Honeywell International Inc., as amended September 27, 2013 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed September 30, 2013)
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
10.5*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2010, Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012, and the attached amendment (filed herewith)

10.6*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (filed herewith)
10.7*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by the attached amendment (filed herewith)

10.8*

Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.9*

Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2009, and the attached amendment (filed herewith)

Exhibit No.	Description

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
10.13*

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002), and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008, and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2013

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
10.36*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012

10.37*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (filed herewith)
10.38*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (filed herewith)
10.39*	2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement (filed herewith)
10.40*	2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (filed herewith)

Exhibit No.	Description

10.41*

Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2011)

10.42

Amended and Restated Five Year Credit Agreement dated as of December 10, 2013 by and among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International PLC, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and The Royal Bank of Scotland PLC, as documentation agents, and Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed December 11, 2013)

10.43

Stock and Asset Purchase Agreement dated June 9, 2008, by and between Honeywell International Inc. and BE Aerospace, Inc. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed June 11, 2008)

10.44

Tender Offer Agreement dated May 19, 2010 by and among Sperian Protection S.A., Honeywell International Inc. and Honeywell Holding France SAS (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2010)

10.45

Stock and Asset Purchase Agreement dated January 27, 2011 by and among Honeywell International Inc., Rank Group Limited and Autoparts Holdings Limited, (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed January 31, 2011)

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

HONEYWELL INTERNATIONAL INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2013
(Dollars in millions)

Allowance for Doubtful Accounts:
Balance December 31, 2010	$279
Provision charged to income	81
Deductions from reserves	(113)
Acquisitions	14

Balance December 31, 2011	261
Provision charged to income	117
Deductions from reserves	(132)
Acquisitions	2

Balance December 31, 2012	248
Provision charged to income	110
Deductions from reserves	(119)
Acquisitions	8

Balance December 31, 2013	$247

Deferred Tax Assets—Valuation Allowance
Balance December 31, 2010	$636
Additions charged to income tax expense	109
Reductions credited to income tax expense	(152)
Reductions due to expiring NOLs	(8)
Reductions due to capital loss carryforwards	(5)
Reductions credited to equity	(13)
Additions charged to goodwill	24

Balance December 31, 2011	591
Additions charged to income tax expense	72
Reductions credited to income tax expense	(54)
Reductions due to expiring NOLs	(2)
Reductions due to capital loss carryforwards	14
Reductions credited to equity	12
Reductions credited to goodwill	(35)

Balance December 31, 2012	598
Additions charged to income tax expense	103
Reductions credited to income tax expense	(54)
Reductions due to capital loss carryforwards	(27)
Reductions credited to equity	(8)
Additions charged to goodwill	2

Balance December 31, 2013	$614