Form 10-Q
period 2014-03-31
HONEYWELL INTERNATIONAL INC
filed 2014-04-17
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 783,120,221 shares of Common Stock outstanding at March 31, 2014.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2013.

PART I. FINANCIAL INFORMATION

The financial information as of March 31, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions, except per share amounts)
Product sales	$7,845	$7,474
Service sales	1,834	1,854
Net sales	9,679	9,328

Costs, expenses and other
Cost of products sold	5,779	5,567
Cost of services sold	1,188	1,216
	6,967	6,783
Selling, general and administrative expenses	1,339	1,229
Other (income) expense	(117)	(28)
Interest and other financial charges	79	84
	8,268	8,068
Income before taxes	1,411	1,260
Tax expense	375	291
Net income	1,036	969
Less: Net income attributable to the noncontrolling interest	19	3
Net income attributable to Honeywell	$1,017	$966

Earnings per share of common stock - basic:	$1.30	$1.23
Earnings per share of common stock - assuming dilution:	$1.28	$1.21
Cash dividends per share of common stock	$0.4500	$0.4100

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Net income	$1,036	$969
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(5)	(381)

Actuarial losses recognized	4	6
Prior service costs recognized	-	3
Pension and other postretirement benefits adjustments	4	9

Unrealized gains (losses)	(11)	54
Less: Reclassification adjustment for gains included in net income	71	-
Changes in fair value of available for sale investments	(82)	54

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	9	-
Less: Reclassification adjustment for gains (losses) included in net income	(4)	(1)
Changes in fair value of effective cash flow hedges	13	1

Other comprehensive income (loss), net of tax	(70)	(317)

Comprehensive income	966	652
Less: Comprehensive income (loss) attributable to the noncontrolling interest	19	3
Comprehensive income attributable to Honeywell	$947	$649

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2014	2013
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,672	$6,422
Accounts, notes and other receivables	8,081	7,929
Inventories	4,407	4,293
Deferred income taxes	840	849
Investments and other current assets	1,531	1,671
Total current assets	21,531	21,164

Investments and long-term receivables	465	393
Property, plant and equipment - net	5,284	5,278
Goodwill	13,028	13,046
Other intangible assets - net	2,445	2,514
Insurance recoveries for asbestos related liabilities	584	595
Deferred income taxes	217	368
Other assets	2,223	2,077
Total assets	$45,777	$45,435

LIABILITIES
Current liabilities:
Accounts payable	$5,133	$5,174
Short-term borrowings	88	97
Commercial paper	2,399	1,299
Current maturities of long-term debt	65	632
Accrued liabilities	6,668	6,979
Total current liabilities	14,353	14,181

Long-term debt	6,804	6,801
Deferred income taxes	757	804
Postretirement benefit obligations other than pensions	998	1,019
Asbestos related liabilities	1,156	1,150
Other liabilities	3,490	3,734

Redeemable noncontrolling interest	176	167

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,772	4,682
Common stock held in treasury, at cost	(9,590)	(9,374)
Accumulated other comprehensive loss	748	818
Retained earnings	21,039	20,383
Total Honeywell shareowners’ equity	17,927	17,467
Noncontrolling interest	116	112
Total shareowners’ equity	18,043	17,579
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$45,777	$45,435

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,036	$969
Less: Net income attributable to the noncontrolling interest	19	3
Net income attributable to Honeywell	1,017	966
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	238	248
Gain on sale of available for sale investments	(105)	-
Repositioning and other charges	214	128
Net payments for repositioning and other charges	(125)	(98)
Pension and other postretirement (income) expense	(49)	1
Pension and other postretirement benefit payments	(36)	(171)
Stock compensation expense	52	54
Deferred income taxes	2	27
Excess tax benefits from share based payment arrangements	(30)	(24)
Other	(24)	(33)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(154)	(142)
Inventories	(115)	(51)
Other current assets	236	18
Accounts payable	(41)	(295)
Accrued liabilities	(392)	(287)
Net cash provided by operating activities	688	341

Cash flows from investing activities:
Expenditures for property, plant and equipment	(192)	(148)
Proceeds from disposals of property, plant and equipment	7	-
Increase in investments	(631)	(174)
Decrease in investments	410	166
Cash paid for acquisitions, net of cash acquired	-	(122)
Other	61	(33)
Net cash used for investing activities	(345)	(311)

Cash flows from financing activities:
Net increase in commercial paper	1,100	800
Net (decrease) increase in short-term borrowings	(10)	8
Proceeds from issuance of common stock	92	164
Proceeds from issuance of long-term debt	25	7
Payments of long-term debt	(602)	(600)
Excess tax benefits from share based payment arrangements	30	24
Repurchases of common stock	(320)	(139)
Cash dividends paid	(363)	(322)
Net cash used for financing activities	(48)	(58)
Effect of foreign exchange rate changes on cash and cash equivalents	(45)	(67)
Net increase (decrease) in cash and cash equivalents	250	(95)
Cash and cash equivalents at beginning of period	6,422	4,634
Cash and cash equivalents at end of period	$6,672	$4,539

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (the “Company”) at March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2014 and 2013 were March 29, 2014 and March 30, 2013, respectively.

The financial information as of March 31, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

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

In February 2013, the FASB issued amendments to guidance for obligations resulting from joint and several liability arrangements. The amended guidance requires an entity to measure these joint and several liability arrangements as the sum of (1) the amount of the obligation within the scope of this guidance is fixed at the reporting date, as the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments apply retrospectively to all prior periods presented for obligations within the scope of guidance that exist at the beginning of the fiscal year of adoption. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of the amended guidance did not have a material impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years, and interim reporting periods within

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

those years, beginning after December 15, 2013. The initial adoption had no impact on our consolidated financial position and results of operations.

In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. However, the amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of the amended guidance did not have a material impact on our consolidated financial position.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Note 3. Divestiture

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business to Federal Mogul Corporation for approximately $155 million. The transaction, subject to required regulatory approvals and applicable information and consultation requirements, is expected to close in the second half of 2014. The Company recognized a pre-tax and after-tax loss of approximately $30 million (of which $2 million was recognized in the first quarter of 2014). The sale of Friction Materials, which has been part of the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2014	2013
Severance	$71	$38
Asset impairments	9	-
Exit costs	8	2
Adjustments	(6)	(7)
Total net repositioning charge	82	33

Asbestos related litigation charges, net of insurance	48	41
Probable and reasonably estimable environmental liabilities	82	54
Other	2	-
Total net repositioning and other charges	$214	$128
8

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,
	2014	2013
Cost of products and services sold	$191	$108
Selling, general and administrative expenses	23	20
	$214	$128

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,
	2014	2013
Aerospace	$1	$22
Automation and Control Solutions	52	9
Performance Materials and Technologies	8	(1)
Transportation Systems	75	40
Corporate	78	58
	$214	$128

In the quarter ended March 31, 2014, we recognized repositioning charges totaling $88 million including severance costs of $71 million related to workforce reductions of 1,520 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in our Automation and Control Solutions segment to more cost-effective locations, site consolidations and organizational realignments of businesses in our Automation and Control Solutions segment. The repositioning charge includes asset impairments of $9 million primarily related to manufacturing plant and equipment associated with site consolidations and factory transitions. The repositioning charge also includes exit costs of $8 million primarily related to closure obligations and costs for early termination of lease contracts associated with site consolidations and factory transitions. Also, $6 million of previously established accruals for severance in our Automation and Control Solutions segment were returned to income in the quarter ended March 31, 2014 due mainly to fewer employee severance actions caused by higher attrition than originally associated with prior severance programs.

In the quarter ended March 31, 2013, we recognized repositioning charges totaling $40 million primarily for severance costs related to workforce reductions of 647 manufacturing and administrative positions mainly in our Aerospace and Automation and Control Solutions segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $7 million of previously established accruals in our Performance Materials and Technologies and Automation and Control Solutions segments were returned to income in the quarter ended March 31, 2013 due primarily to lower than expected costs in completing the exit of a product line.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total

December 31, 2013	$302	$-	$45	$347
Charges	71	9	8	88
Usage - cash	(29)	-	(8)	(37)
Usage - noncash	-	(9)	-	(9)
Foreign currency translation	(1)	-	2	1
Adjustments	(6)	-	-	(6)
March 31, 2014	$337	$-	$47	$384

Certain repositioning projects in our Aerospace, Automation and Control Solutions and Transportation Systems segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs includes asset set-up and moving, product recertification and requalification, and employee retention, training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2011 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in 2014, 2013 and 2012 which we were not able to recognize at the time the actions were initiated were not significant.

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Transportation Systems	Total
Expected exit and disposal costs	$15	$12	$7	$34
Costs incurred during:
Year ended December 31, 2011	(1)	-	-	(1)
Year ended December 31, 2012	(2)	(3)	(1)	(6)
Year ended December 31, 2013	(2)	(4)	(2)	(8)
Current year-to-date	-	-	(1)	(1)
Remaining exit and disposal costs at March 31, 2014	$10	$5	$3	$18

In the quarter ended March 31, 2014, we recognized a charge of $82 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $48 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of March 31, 2014, net of probable insurance recoveries. We also recognized other charges of $2 million in connection with the potential resolution of a legal matter. Environmental and Asbestos matters are discussed in detail in Note 17, Commitments and Contingencies.

In the quarter ended March 31, 2013, we recognized a charge of $54 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $41 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of March 31, 2013, net of probable insurance recoveries.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other (Income) Expense

	Three Months Ended March 31,
	2014	2013

Equity income of affiliated companies	$(6)	$(9)
Gain on sale of available for sale investments	(105)	-
Interest income	(22)	(17)
Foreign exchange	14	2
Other, net	2	(4)
	$(117)	$(28)

Gain on sale of available for sale investments for the three months ended March 31, 2014 is due to $105 million of realized gain related to the sale of marketable equity securities. These securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008. See Note 11, Financial Instruments and Fair Value Measures for further details.

Note 6. Earnings Per Share

The details of the earnings per share calculations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
Basic	2014	2013
Net income attributable to Honeywell	$1,017	$966
Weighted average shares outstanding	784.9	785.8
Earnings per share of common stock	$1.30	$1.23

	Three Months Ended March 31,
Assuming Dilution	2014	2013
Net income attributable to Honeywell	$1,017	$966

Average Shares
Weighted average shares outstanding	784.9	785.8
Dilutive securities issuable - stock plans	11.5	11.3
Total weighted average shares outstanding	796.4	797.1

Earnings per share of common stock	$1.28	$1.21

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2014 and 2013, the weighted average number of stock options excluded from the computations were 2.0 million and 2.7 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts, Notes and Other Receivables

	March 31, 2014	December 31, 2013

Trade	$7,732	$7,530
Other	598	646
	8,330	8,176
Less: Allowance for doubtful accounts	(249)	(247)
	$8,081	$7,929

Trade receivables include $1,679 and $1,609 million of unbilled balances under long-term contracts as of March 31, 2014 and December 31, 2013, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	March 31, 2014	December 31, 2013
Raw materials	$1,173	$1,121
Work in process	853	841
Finished products	2,547	2,497
	4,573	4,459
Reduction to LIFO cost basis	(166)	(166)
	$4,407	$4,293

Note 9. Goodwill and Other Intangible Assets - Net

The change in the carrying amount of goodwill for the three months ended March 31, 2014 by segment is as follows:

	December 31, 2013	Acquisitions	Currency Translation Adjustment	March 31, 2014
Aerospace	$2,076	$-	$2	$2,078
Automation and Control Solutions	8,949	(8)	(11)	8,930
Performance Materials and Technologies	1,824	-	(1)	1,823
Transportation Systems	197	-	-	197
	$13,046	$(8)	$(10)	$13,028
12

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,439	$(959)	$480	$1,438	$(935)	$503
Customer relationships	1,906	(783)	1,123	1,904	(749)	1,155
Trademarks	194	(122)	72	194	(118)	76
Other	296	(247)	49	294	(234)	60
	3,835	(2,111)	1,724	3,830	(2,036)	1,794

Indefinite life intangibles:
Trademarks	721	-	721	720	-	720
	$4,556	$(2,111)	$2,445	$4,550	$(2,036)	$2,514

Amortization expense related to intangible assets was $70 million and $82 million for the three months ended March 31, 2014 and 2013, respectively.

We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2014 and determined that there was no impairment as of that date.

Note 10. Long-term Debt and Credit Agreements

	March 31, 2014	December 31, 2013
3.875% notes due 2014	$-	$600
Floating rate notes due 2015	700	700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	34	35
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases), 0.6%-13.3% maturing at various dates through 2023	418	381
	6,869	7,433
Less: current portion	(65)	(632)
	$6,804	$6,801
13

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The schedule of principal payments on long-term debt is as follows:

March 31, 2014
2014	$30
2015	872
2016	481
2017	442
2018	901
Thereafter	4,143
6,869
Less: current portion	(65)
$6,804

In February 2014, the Company repaid its $600 million of 3.875 percent notes. The repayment was funded with the issuance of commercial paper.

Our trade accounts receivable program which enabled us to sell interests in designated pools of trade accounts receivables to third parties was terminated in March 2014. None of the receivables in the designated pools had been sold to third parties as of December 31, 2013 or through the termination date of the program.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts

14

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At March 31, 2014 and December 31, 2013, we had contracts with notional amounts of $6,317 million and $7,298 million respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Canadian Dollar, British Pound, Chinese Renminbi, Mexican Peso, Indian Rupee, Czech Koruna, Swiss Franc.

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At March 31, 2014 and December 31, 2013, we had contracts with notional amounts of $1 million and $1 million, respectively, related to forward commodity agreements, principally base metals.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2014 and December 31, 2013, interest rate swap agreements designated as fair value hedges effectively changed $1,100 million and $1,700 million, respectively, of fixed rate debt at a rate of 4.00 and 3.96, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2023.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

15

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2014	December 31, 2013
Assets:
Foreign currency exchange contracts	$22	$20
Available for sale investments	932	826
Interest rate swap agreements	69	63

Liabilities:
Foreign currency exchange contracts	$19	$27
Interest rate swap agreements	1	8

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
Assets	Value	Value	Value	Value
Long-term receivables	$304	$298	$250	$245
Liabilities
Long-term debt and related current maturities	$6,869	$7,584	$7,433	$8,066

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

At March 31, 2014 the Company had nonfinancial assets, principally property, plant and equipment, with a net book value of $9 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $9 million in the three months ended March 31, 2014, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). At March 31, 2013, the Company had nonfinancial assets with a net book value of $4 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $4 million in the three months ended March 31, 2013. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long-term growth rates and applicable discount rates.

16

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

Fair value of derivatives classified as assets consist of the following:

Designated as a Hedge	Balance Sheet Classification	March 31, 2014	December 31, 2013
Foreign currency exchange contracts	Accounts, notes, and other receivables	$21	$16
Interest rate swap agreements	Other assets	69	63

Not Designated as a Hedge	Balance Sheet Classification	March 31, 2014	December 31, 2013
Foreign currency exchange contracts	Accounts, notes, and other receivables	$1	$4

Fair value of derivatives classified as liabilities consist of the following:

Designated as a Hedge	Balance Sheet Classification	March 31, 2014	December 31, 2013
Foreign currency exchange contracts	Accrued liabilities	$17	$23
Interest rate swap agreements	Accrued liabilities	1	8

		March 31,	December 31,
Not Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accrued liabilities	$2	$4

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

	Three Months Ended
	March 31,
Designated Cash Flow Hedge	2014	2013
Foreign currency exchange contracts	$12	$1
17

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Gains (losses) reclassified from accumulated other comprehensive income to income consist of the following:

		Three Months Ended
Designated		March 31,
Cash Flow Hedge	Income Statement Location	2014	2013
Foreign currency exchange contracts	Product sales	$(4)	$2
	Cost of products sold	3	(3)
	Selling, general and administrative expenses	(3)	-

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three months ended March 31, 2014 and 2013 and are located in cost of products sold. Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2014 and 2013, we recognized $13 million of gains and $14 million of losses, respectively, in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $57 million of income and $46 million of expense, in Other (Income) Expense for the three months ended March 31, 2014 and 2013, respectively. See Note 5 Other (Income) Expense for further details of the net impact of these economic foreign currency hedges.

18

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

			Changes in	Changes in
	Foreign	Pension	Fair Value	Fair Value
	Exchange	and Other	of Available	of Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total

Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	(5)	-	(11)	9	(7)
Amounts reclassified from accumulated other comprehensive income	-	4	(71)	4	(63)
Net current period other comprehensive income (loss)	(5)	4	(82)	13	(70)
Balance at March 31, 2014	$299	$359	$88	$2	$748

			Changes in	Changes in
	Foreign	Pension	Fair Value	Fair Value
	Exchange	and Other	of Available	of Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total

Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(381)	-	54	-	(327)
Amounts reclassified from accumulated other comprehensive income	-	9	-	1	10
Net current period other comprehensive income (loss)	(381)	9	54	1	(317)
Balance at March 31, 2013	$(25)	$(1,839)	$211	$(3)	$(1,656)
19

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended March 31, 2014
	Affected Line in the Consolidated Statement of Operations

	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total

Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$4	$1	$1	-	$6
Prior service cost recognized	-	1	-	-	-	1
(Gains) Losses on Cash Flow Hedges:
Foreign currency exchange contracts	4	(3)	-	3	-	4
Unrealized Gains on Available for Sale Investments:
Reclassification adjustment for gains included in net income	-	-	-	-	(105)	(105)
Total before tax	$4	$2	$1	$4	(105)	$(94)
Tax expense						31
Total reclassifications for the period, net of tax						$(63)

	Three Months Ended March 31, 2013
	Affected Line in the Consolidated Statement of Operations

	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total

Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$7	$1	$2	-	$10
Prior service cost recognized	-	2	1	1	-	4
(Gains) Losses on Cash Flow Hedges:
Foreign currency exchange contracts	(2)	3	-	-	-	1
Total before tax	$(2)	$12	$2	$3	-	$15
Tax expense						(5)
Total reclassifications for the period, net of tax						$10
20

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Noncontrolling Interest

Changes in noncontrolling interest consist of the following:

	Three Months Ended
	March 31,
	2014	2013
Balance beginning of period, December 31	$112	$90
Comprehensive income (loss) attributable to the noncontrolling interest	8	(2)
Dividends paid	(4)	-
Other owner changes	-	3
Balance end of period	$116	91

In the three months ended March 31, 2014, there were no increases or decreases to Honeywell additional paid in capital for purchases or sales of existing noncontrolling interests.

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

The rollforward of redeemable noncontrolling interest is as follows:

	Three Months Ended
	March 31,
	2014	2013
Balance beginning of period, December 31	$167	150
Net income	11	5
Distributions	(7)	(7)
Adjustments to redemption value	5	1
Other	-	3
Balance end of period, March 31	$176	152
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

	Three Months Ended
	March 31,
	2014	2013
Net Sales
Aerospace
Products	$1,699	$1,706
Services	1,159	1,205
Total	2,858	2,911
Automation and Control Solutions
Products	3,517	3,239
Services	557	547
Total	4,074	3,786
Performance Materials and Technologies
Products	1,636	1,615
Services	118	102
Total	1,754	1,717
Transportation Systems
Products	993	914
Services	-	-
Total	993	914
	$9,679	$9,328
Segment Profit
Aerospace	$549	$551
Automation and Control Solutions	580	523
Performance Materials and Technologies	364	374
Transportation Systems	154	111
Corporate	(51)	(51)
Total segment profit	1,596	1,508
Other income (expense)(a)	111	19
Interest and other financial charges	(79)	(84)
Stock compensation expense(b)	(52)	(54)
Pension ongoing income(b)	61	21
Other postretirement expense(b)	(12)	(22)
Repositioning and other charges (b)	(214)	(128)
Income before taxes	$1,411	$1,260

(a) Equity income (loss) of affiliated companies is included in segment profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits

	Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$60	$68	$14	$14
Interest cost	193	168	58	54
Expected return on plan assets	(314)	(268)	(89)	(77)
Amortization of prior service cost (credit)	6	6	-	(1)
	$(55)	$(26)	$(17)	$(10)

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2014	2013
Service cost	$-	$-
Interest cost	10	12
Amortization of prior service (credit)	(5)	(1)
Recognition of actuarial losses	6	10
	$11	$21

In the first quarter of 2014, Honeywell contributed $117 million of marketable securities and $7 million of cash to our non-U.S. pension plans.

If required, a mark to market adjustment will be recorded in the fourth quarter of 2014 in accordance with our pension accounting method as described in Note 1 to our financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2013	$643
Accruals for environmental matters deemed probable and reasonably estimable	82
Environmental liability payments	(56)
Other	1
March 31, 2014	$670

Environmental liabilities are included in the following balance sheet accounts:

	March 31,	December 31,
	2014	2013
Accrued liabilities	$305	$304
Other liabilities	365	339
	$670	$643

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

New Jersey Chrome Sites—The excavation and offsite disposal of approximately one million tons of chromium residue present at a predecessor Honeywell site located in Jersey City, New Jersey, known as Study Area 7, was completed in January 2010. We are also implementing related groundwater remedial actions, and have conducted related river sediment work. In addition, remedial investigations and related activities are underway at other sites in Hudson County, New Jersey that allegedly have chromium contamination, and for which Honeywell has accepted responsibility in whole or in part. Provisions have been made in our financial statements for the estimated cost of investigations and implementation of these remedies consistent with the accounting policy described above. We do not believe that these matters will have a material adverse impact on our consolidated results of operations, financial position or operating cash flows.

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2013	$656	$955	$1,611
Accrual for update to estimated liability	62	1	63
Asbestos related liability payments	(50)	(7)	(57)
March 31, 2014	$668	$949	$1,617

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2013	$141	$531	$672
Probable insurance recoveries related to estimated liability	7	-	7
Insurance receivables settlements	2	7	9
Insurance receipts for asbestos related liabilities	(4)	(21)	(25)
Other	-	(2)	(2)
March 31, 2014	$146	$515	$661
25

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31,	December 31,
	2014	2013
Other current assets	$77	$77
Insurance recoveries for asbestos related liabilities	584	595
	$661	$672

Accrued liabilities	$461	$461
Asbestos related liabilities	1,156	1,150
	$1,617	$1,611

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

Honeywell will also be responsible for the following funding obligations which are not subject to the annual cap described above: a) previously approved payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings which provide that a portion of these settlements is to be paid by the NARCO Trust, which amounts are estimated at $130 million and are expected to be paid during the first year of trust operations ($91 million of which was paid in 2013 and $6 million of which was paid in the first quarter of 2014 with an additional $10 million of which has been approved and will be paid in the second quarter of 2014) and, b) payments due to claimants pursuant to settlement agreements

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria, which amounts are estimated at $150 million and are expected to be paid during the first two years of trust operations.

Our consolidated financial statements reflect an estimated liability for the amounts discussed above, unsettled claims pending as of the time NARCO filed for bankruptcy protection and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018. In light of the uncertainties inherent in making long-term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value, including trust claim handling costs, of asbestos related future liabilities based on Company specific and general asbestos claims filing rates, expected rates of disease and anticipated claim values. Specifically, the valuation methodology included an analysis of the population likely to have been exposed to asbestos containing products, epidemiological studies estimating the number of people likely to develop asbestos related diseases, NARCO asbestos claims filing history, general asbestos claims filing rates in the tort system and in certain operating asbestos trusts, and the claims experience in those forums, the pending inventory of NARCO asbestos claims, disease criteria and payment values contained in the Trust Distribution Procedures and an estimated approval rate of claims submitted to the NARCO Trust. This methodology used to estimate the liability for future claims has been commonly accepted by numerous bankruptcy courts addressing 524(g) trusts and resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended	Year Ended
	March 31,	December 31,
Claims Activity	2014	2013	2012
Claims Unresolved at the beginning of period	12,302	23,141	22,571
Claims Filed during the period	1,049	4,527	3,920
Claims Resolved during the period(a)	(467)	(15,366)	(3,350)
Claims Unresolved at the end of period	12,884	12,302	23,141

(a) Claims resolved in the year ended December 31, 2013 included significantly aged (i.e., pending for more than six years) claims totaling 12,250 of which 92% were non-malignant.

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2014	2013	2012
Mesothelioma and Other Cancer Claims	6,340	5,810	5,367
Nonmalignant Claims	6,544	6,492	17,774
Total Claims	12,884	12,302	23,141

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in whole dollars)
Malignant claims	$51,000	$49,000	$48,000	$54,000	$50,000
Nonmalignant claims	$850	$1,400	$1,000	$1,300	$200

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

Honeywell v. United Auto Workers (“UAW”) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (“MCBAs”) between Honeywell and the UAW.  The Company is seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the “CAPS”) set forth in the MCBAs may be implemented, effective January 1, 2012.  In September 2011, the UAW and certain retiree defendants filed a motion to dismiss the New Jersey action and filed suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage.  The UAW and retiree plaintiffs subsequently filed a motion for class certification and a motion for partial summary judgment in the Michigan action, seeking a ruling that retirees who retired prior to the initial inclusion of the CAPS in the 2003 MCBA are not covered by the CAPS as a matter of law.  In December 2011, the New Jersey action was dismissed on forum grounds.  Honeywell appealed the New Jersey court’s dismissal to the United States Court of Appeals for the Third Circuit. The Third Circuit denied the appeal. Honeywell answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs.  In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $180 million, reflecting the estimated value of these CAPS.

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusions of the CAPS in the 2003 MCBA. The UAW sought a

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $105 million, reflecting the estimated value of these CAPS.

Joint Strike Fighter Investigation - In 2013 the Company received subpoenas from the Department of Justice requesting information relating primarily to parts manufactured in the United Kingdom and China used in the F-35 fighter jet. The Company is cooperating fully with the investigation. While we believe that Honeywell has complied with all relevant U.S. laws and regulations regarding the manufacture of these sensors, it is not possible to predict the outcome of the investigation or what action, if any, may result from it.

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

Note 18. Subsequent Events

In April 2014, the Company announced the realignment of our Honeywell Process Solutions business from Automation and Control Solutions into Performance Materials and Technologies. Following the reorganization, the Company’s four segments remained Aerospace, Automation and Control Solutions, Performance Materials and Technologies and Transportation Systems. Effective with the reporting of second quarter 2014 results, the Company will report its financial performance based on the inclusion of Honeywell Process Solutions in Performance Materials and Technologies.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners

of Honeywell International Inc.:

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of March 31, 2014, and the related consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2014 and 2013 and the consolidated statement of cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, of comprehensive income, of shareowners' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

April 17, 2014

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell” or the “Company”) for the three months ended March 31, 2014. The financial information as of March 31, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

In April 2014, the Company announced the realignment of our Honeywell Process Solutions business from Automation and Control Solutions into Performance Materials and Technologies. Effective with the reporting of second quarter 2014 results, the Company will report its financial performance based on the inclusion of Honeywell Process Solutions in Performance Materials and Technologies.

A.	Results of Operations – three months ended March 31, 2014 compared with the three months ended March 31, 2013

Net Sales

	Three Months Ended March 31,
	2014	2013
Net sales	$9,679	$9,328
% change compared with prior period	4%

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Volume	1%
Acquisitions/Divestitures	3%
4%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended March 31,
	2014	2013
Cost of products and services sold	$6,967	$6,783
% change compared with prior period	3%

Gross Margin percentage	28.0%	27.3%

Cost of products and services sold increased by $184 million or 3 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 principally due to an estimated increase in direct material costs of approximately $140 million (driven primarily by higher sales due to acquisitions) and increased repositioning and other charges of approximately $80 million partially offset by a decrease in pension and other postretirement expenses of approximately $35 million.

Gross margin percentage increased by 0.7 percentage points in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to higher segment gross margin in our Aerospace, Automation and Control Solutions and Transportation Systems segments (approximately 1.0 percentage point impact collectively), decreased pension and other postretirement expense (approximately 0.4 percentage point impact collectively) partially offset by higher repositioning and other charges (approximately 0.9 percentage point impact).

For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$1,339	$1,229
Percent of sales	13.8%	13.2%

Selling, general and administrative expenses increased as a percentage of sales by 0.6 percentage points in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 primarily driven by increased labor costs (primarily acquisitions, merit increases and investment for growth) partially offset by higher sales.

Other (Income) Expense

	Three Months Ended March 31,
	2014	2013
Equity income of affiliated companies	$(6)	$(9)
Gain on sale of available for sale investments	(105)	-
Interest income	(22)	(17)
Foreign exchange	14	2
Other, net	2	(4)
	$(117)	$(28)

Other Income increased by $89 million in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 primarily due to $105 million of realized gain related to the sale of marketable equity securities, partially offset by higher foreign exchange expense. The securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008.

Interest and Other Financial Charges

	Three Months Ended March 31,
	2014	2013
Interest and other financial charges	$79	$84
% change compared with prior period	(6)%

Interest and other financial charges decreased by $5 million in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to lower borrowing costs, partially offset by higher debt balances.

Tax Expense

	Three Months Ended March 31,
	2014	2013
Tax expense	$375	$291
Effective tax rate	26.6%	23.1%

The effective tax rate increased by 3.5 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 mainly due to the absence of tax benefits from law changes enacted in the first quarter of 2013 partially offset by decreased tax expense for reserves in the first quarter of 2014.

The effective tax rate for the three months ending in 2014 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates and benefits from manufacturing incentives.

The effective tax rate for the three months ending in 2013 was lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates, benefits from manufacturing incentives and U.S. tax credits.

Net Income Attributable to Honeywell

	Three Months Ended March 31,
	2014	2013
Net income attributable to Honeywell	$1,017	$966

Earnings per share of common stock – assuming dilution	$1.28	$1.21

Earnings per share of common stock – assuming dilution increased by $0.07 per share in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to increased segment profit in our Automation and Control Solutions and Transportation Systems businesses and higher other income (as previously discussed), partially offset by higher repositioning and other charges and increased tax expense (as previously discussed).

Review of Business Segments

	Three Months Ended
	March 31,
	2014	2013
Net Sales
Aerospace
Products	$1,699	$1,706
Services	1,159	1,205
Total	2,858	2,911
Automation and Control Solutions
Products	3,517	3,239
Services	557	547
Total	4,074	3,786
Performance Materials and Technologies
Products	1,636	1,615
Services	118	102
Total	1,754	1,717
Transportation Systems
Products	993	914
Services	-	-
Total	993	914
	$9,679	$9,328

Segment Profit
Aerospace	$549	$551
Automation and Control Solutions	580	523
Performance Materials and Technologies	364	374
Transportation Systems	154	111
Corporate	(51)	(51)
Total segment profit	1,596	1,508

Other income (expense)(a)	111	19
Interest and other financial charges	(79)	(84)
Stock compensation expense(b)	(52)	(54)
Pension ongoing income(b)	61	21
Other postretirement expense(b)	(12)	(22)
Repositioning and other charges (b)	(214)	(128)
Income before taxes	$1,411	$1,260

(a) Equity income (loss) of affiliated companies is included in segment profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

	Three Months Ended
	March 31,		%
	2014	2013	Change
Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$440	$451	(2)%
Business and general aviation	244	229	7%
Aftermarket
Air transport and regional	717	700	2%
Business and general aviation	365	339	8%
Defense and Space	1,092	1,192	(8)%
Total Aerospace Sales	2,858	2,911

Automation and Control Solutions Sales
Energy Safety & Security	2,301	2,003	15%
Process Solutions	712	707	1%
Building Solutions & Distribution	1,061	1,076	(1)%
Total Automation and Control Solution Sales	4,074	3,786

Performance Materials and Technologies
UOP	846	775	9%
Advanced Materials	908	942	(4)%
Total Performance Materials and Technologies Sales	1,754	1,717

Transportation Systems Sales
Transportation Systems	993	914	9%
Total Transportation Systems Sales	993	914
Net Sales	$9,679	$9,328

Aerospace

	Three Months Ended
	March 31,
	2014	2013	% Change
Net sales	$2,858	$2,911	(2)%
Cost of products and service sold	2,120	2,180
Selling, general and administrative expenses	134	126
Other	55	54
Segment profit	$549	$551	-

	2014 vs. 2013
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	(2)%	-
Total % Change	(2)%	-
36

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended
	March 31,
			%
	% of Aerospace		Increase/
	Sales		(Decrease)
Customer End-Markets	2014	2013	in Sales
Commercial Original Equipment
Air transport and regional	15%	15%	(2)%
Business and general aviation	9%	8%	7%
Commercial Original Equipment	24%	23%	1%

Commercial Aftermarket
Air transport and regional	25%	24%	2%
Business and general aviation	13%	12%	8%
Commercial Aftermarket	38%	36%	4%

Defense and Space	38%	41%	(8)%
Total	100%	100%	(2)%

Aerospace sales decreased by 2 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 driven primarily by decreased volumes in our Defense and Space business, partially offset by favorable pricing and increased volumes in our Commercial businesses.

Details regarding the changes in sales by customer end-markets are as follows:

Commercial Original Equipment (OE) sales increased by 1 percent in the quarter ended March 31, 2014 due to the following:

•	Air transport and regional OE sales decreased by 2 percent in the quarter ended March 31, 2014 primarily as a result of lower regional jet sales, partially offset by higher air transport volumes, consistent with the OE Manufacturers’ (OEM) higher production rates.

•	Business and general aviation OE sales increased by 7 percent in the quarter ended March 31, 2014 driven by continued strong demand in the mid to large cabin business aircraft segment.

Commercial Aftermarket sales increased by 4 percent for the quarter ended March 31, 2014 due to the following:

•	Air transport and regional aftermarket sales increased by 2 percent in the quarter ended March 31, 2014 driven primarily by increased sales of spare parts, partially offset by lower repair and overhaul activities.

•	Business and general aviation aftermarket sales increased by 8 percent in the quarter ended March 31, 2014 primarily due to higher spare parts sales driven by retrofit, modifications and upgrades, partially offset by lower repair and overhaul activities.

Defense and Space sales decreased by 8 percent in the quarter ended March 31, 2014 primarily as a result of U.S. government program ramp downs and delays, as well as lower government services revenue.

Aerospace segment profit was flat for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to favorable price and productivity, net of inflation, offset by lower Defense and Space sales, as discussed above. Cost of products and services sold totaled $2.1 billion for the quarter ended March 31, 2014, a decrease of $60 million primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended
	March 31,
	2014	2013	% Change
Net sales	$4,074	$3,786	8%
Cost of products and services sold	2,648	2,501
Selling, general and administrative expenses	765	685
Other	81	77
Segment profit	$580	$523	11%

	2014 vs. 2013
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	7%
Acquisitions and divestitures, net	6%	4%
Total % Change	8%	11%

Automation and Control Solutions (“ACS”) sales increased by 8 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to growth from acquisitions, net of divestitures and organic sales growth.

•	Sales in Energy, Safety & Security increased by 15 percent (2 percent organic) in the quarter ended March 31, 2014 principally due to (i) acquisitions, (ii) increases in sales volumes in our Environmental and Combustion Control business driven by strong U.S. residential market conditions and new product introductions, and (iii) higher sales volumes in our Life Safety business driven by growth in all regions, partially offset by decreases in sales volumes of scanning and mobility products primarily due to the impact of several large orders nearing completion in the first quarter of 2014.

•	Sales in Process Solutions increased by 1 percent (3 percent organic) in the quarter ended March 31, 2014 principally due to service and software solutions volume growth partially offset by large project completions and the unfavorable impact of foreign exchange. Project orders and backlog increased in the quarter ended March 31, 2014.

•	Sales in Building Solutions & Distribution decreased by 1 percent (flat organic) in the quarter ended March 31, 2014 principally due to increased sales volumes in our Americas Distribution business partially offset by continued softness in the U.S. energy retrofit business. Building Solutions orders and backlog increased in the quarter ended March 31, 2014.

ACS segment profit increased by 11 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 due to a 7 percent increase in operational segment profit and a 4 percent increase from acquisitions. The increase in operational segment profit is primarily due to the positive impact of price and productivity, net of inflation and higher sales volumes as discussed above partially offset by continued investment for growth. Cost of products and services sold totaled $2.6 billion for the quarter ended March 31, 2014, an increase of $147 million which is primarily due to acquisitions, net of divestitures, inflation and higher sales volume partially offset by the favorable impact of productivity.

Performance Materials and Technologies

	Three Months Ended
	March 31,
	2014	2013	Change
Net sales	$1,754	$1,717	2%
Cost of products and services sold	1,246	1,206
Selling, general and administrative expenses	126	118
Other	18	19
Segment profit	$364	$374	(3)%

	2014 vs. 2013
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	(3)%
Total % Change	2%	(3)%

Performance Materials and Technologies sales increased by 2 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 due to an increase in organic sales.

•	UOP sales increased by 9 percent in the quarter ended March 31, 2014 driven primarily by higher volume of catalysts and higher gas processing revenues partially offset by lower equipment, licensing and service revenues.

•	Advanced Materials sales decreased by 4 percent in the quarter ended March 31, 2014 driven primarily by (i) unfavorable pricing partially offset by increased volume in Fluorine Products, and (ii) lower Specialty Products volume, partially offset by higher production volume in Resins and Chemicals. We anticipate unfavorable pricing to moderate over the remainder of the year.

Performance Materials and Technologies segment profit decreased by 3 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to unfavorable petrochemical catalyst shipment mix, unfavorable Advanced Materials pricing (which is anticipated to moderate over the remainder of the year), and continued investment to support growth, partially offset by productivity net of inflation. Cost of products and services sold totaled $1.2 billion for the quarter ended March 31, 2014, an increase of $40 million which is primarily due to higher volume and continued investment in growth initiatives partially offset by productivity net of inflation.

Transportation Systems

	Three Months Ended
	March 31,
	2014	2013	Change
Net sales	$993	$914	9%
Cost of products and services sold	783	751
Selling, general and administrative expenses	42	39
Other	14	13
Segment profit	$154	$111	39%
39

	2014 vs. 2013
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	7%	37%
Foreign exchange	2%	2%
Total % Change	9%	39%

Transportation Systems sales increased by 9 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013, driven by a 7 percent increase in organic sales and a 2 percent increase from foreign exchange. The increase in organic sales was driven by continued growth from new platform launches, higher global turbo gas penetration and light vehicle production, and increased commercial vehicle demand globally.

Transportation Systems segment profit increased by 39 percent in the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 due to a 37 percent increase in operational segment profit and a 2 percent favorable impact from foreign exchange. The increase in operational segment profit is primarily due to higher productivity (most significantly the positive impacts from material productivity as well as ongoing projects to drive operational improvement in the Friction Materials business) and increased volume, partially offset by unfavorable pricing. Cost of products and services sold totaled $783 million in 2014, an increase of $32 million which is primarily a result of increased volume, partially offset by increased productivity.

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business unit to Federal Mogul Corporation for approximately $155 million. See Note 3 Divestiture of Notes to Financial Statements for further discussion.

Repositioning and Other Charges

See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three months ended March 31, 2014 and 2013. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2014 compared with 2013 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $37 million in the three months ended March 31, 2014 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions are expected to be approximately $175 million in 2014 and will be funded through operating cash flows.

B. Liquidity and capital resources

Cash flow summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, are summarized as follows:

	2014	2013
Cash provided by (used for):
Operating activities	$688	$341
Investing activities	(345)	(311)
Financing activities	(48)	(58)
Effect of exchange rate changes on cash	(45)	(67)
Net increase (decrease) in cash and cash equivalents	$250	$(95)
40

Cash provided by operating activities increased by $347 million during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 primarily due to (i) a $178 million favorable impact from working capital (driven by improved accounts payable performance, partially offset by higher inventory and receivables due to sales growth) and (ii) reduced cash contributions to our pension and other postretirement plans of $135 million, partially offset by higher cash tax payments of approximately $53 million.

Cash used for investing activities increased by $34 million during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 primarily due to a net $213 million increase in investments (primarily short-term marketable securities) and an increase in expenditures for property, plant and equipment of $44 million, partially offset by a decrease in cash paid for acquisitions of $122 million and an increase of approximately $94 million in settlement receipts of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities decreased by $10 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in the net proceeds from debt issuances of $298 million, partially offset by an increase in net repurchases of common stock of $253 million and an increase in cash dividends paid of $41 million.

Liquidity

The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, as well as access to the public debt and equity markets. We continue to balance our cash and financing uses through investment in our existing core businesses, debt reduction, acquisition activity, share repurchases and dividends.

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

In February 2014, the Company repaid its $600 million of 3.875 percent notes. The repayment was funded with the issuance of commercial paper.

Our trade accounts receivable program which enabled us to sell interests in designated pools of trade accounts receivables to third parties was terminated in March 2014. None of the receivables in the designated pools had been sold to third parties as of December 31, 2013 or through the termination date of the program.

In 2014, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash or marketable securities of approximately $150 million to our non-U.S. plans to satisfy regulatory funding standards. In the first quarter of 2014, we contributed $117 million of marketable securities and $7 million of cash to our non-U.S. plans. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

During the first quarter of 2014, the Company repurchased $320 million of outstanding shares. Under the Company’s previously reported $5 billion share repurchase program, $4.7 billion remained available as of March 31, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business to Federal Mogul Corporation for approximately $155 million. The transaction, subject to required regulatory approvals and applicable information and consultation requirements, is expected to close in the second half of 2014. See Note 3 Divestiture of Notes to Financial Statements for further discussion.

41

The NARCO Plan of Reorganization went into effect on April 30, 2013. In the first quarter of 2014, the Company made NARCO Trust establishment payments of $6 million. In the second quarter of 2014, we plan to make NARCO Trust establishment payments of $10 million. See Asbestos Matters in Note 17 Commitments and Contingencies of Notes to Financial Statements for further discussion of possible funding obligations related to the NARCO Trust.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 17 Commitments and Contingencies of Notes to Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of March 31, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on February 14, 2014.

Recent Accounting Pronouncements

See Note 2 Recent Accounting Pronouncements of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

See our 2013 Annual Report on Form 10-K (Item 7A). As of March 31, 2014, there has been no material change in this information.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

42

The U.S. Environmental Protection Agency has alleged that PreCon, Inc., a Honeywell service provider, failed to comply with certain environmental regulations at a Virginia facility. The matter has been settled for $101,000 of which Honeywell is responsible for $99,000.

Item 2. Changes in Securities and Use of Proceeds

Honeywell purchased 3,500,000 shares of its common stock, par value $1 per share, in the quarter ending March 31, 2014. Under the Company’s previously reported $5 billion share repurchase program, $4.7 billion remained available as of March 31, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2014 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)

February 2014	2,950,000	$90.93	2,950,000	$4,732
March 2014	550,000	$93.98	550,000	$4,680

Item 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 45 of this Quarterly Report on Form 10-Q.
43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 17, 2014	By:	/s/ Adam M. Matteo
Adam M. Matteo Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)
44

EXHIBIT INDEX

Exhibit No.	Description
10.1*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012 and the attached amendment (filed herewith)

10.2*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (filed herewith)

10.3*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (filed herewith)

10.4*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (filed herewith)

10.5*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Growth Plan Agreement (filed herewith)

10.6*	Transition Agreement dated April 7, 2014 between Honeywell International Inc. and David J. Anderson (filed herewith)

10.7*	Consulting Agreement effective as of June 1, 2014 between Honeywell International Inc. and David J. Anderson (filed herewith)

10.8*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Roger Fradin (filed herewith)

10.9*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Andreas Kramvis (filed herewith)

10.10*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Thomas A. Szlosek (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

15	Independent Accountants’ Acknowledgment Letter as to the incorporation of their report relating to unaudited interim financial statements (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
45

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 6 to the consolidated financial statements in this report.

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

46