Form 10-Q
period 2014-06-30
HONEYWELL INTERNATIONAL INC
filed 2014-07-18
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 782,543,677 shares of Common Stock outstanding at June 30, 2014.

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

PART I. FINANCIAL INFORMATION

The financial information as of June 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share amounts)
Product sales	$8,278	$7,744	$16,123	$15,218
Service sales	1,975	1,949	3,809	3,803
Net sales	10,253	9,693	19,932	19,021

Costs, expenses and other
Cost of products sold	6,047	5,750	11,826	11,317
Cost of services sold	1,249	1,277	2,437	2,493
	7,296	7,027	14,263	13,810
Selling, general and administrative expenses	1,375	1,281	2,714	2,510
Other (income) expense	(21)	(24)	(138)	(52)
Interest and other financial charges	80	80	159	164
	8,730	8,364	16,998	16,432
Income before taxes	1,523	1,329	2,934	2,589
Tax expense	397	307	772	598
Net income	1,126	1,022	2,162	1,991

Less: Net income attributable to the noncontrolling interest	27	1	46	4
Net income attributable to Honeywell	$1,099	$1,021	$2,116	$1,987
Earnings per share of common stock - basic	$1.40	$1.30	$2.70	$2.53
Earnings per share of common stock - assuming dilution	$1.38	$1.28	$2.66	$2.49
Cash dividends per share of common stock	$0.4500	$0.4100	$0.9000	$0.8200

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net income	$1,126	$1,022	$2,162	$1,991
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	66	(75)	61	(456)
Actuarial losses recognized	4	6	8	12
Prior service costs recognized	-	2	-	5
Transition obligation recognized	1	1	1	1
Settlements and curtailments	-	(26)	-	(26)
Pension and other postretirement benefits adjustments	5	(17)	9	(8)
Unrealized gains (losses)	9	3	(2)	57
Less: Reclassification adjustment for gains included in
net income	-	-	71	-
Changes in fair value of available for sale investments	9	3	(73)	57
Effective portion of cash flow hedges recognized in other comprehensive income (loss)	12	(28)	21	(28)
Less: Reclassification adjustment for gains (losses) included in net income	3	(6)	(1)	(7)
Changes in fair value of effective cash flow hedges	9	(22)	22	(21)
Other comprehensive income (loss), net of tax	89	(111)	19	(428)
Comprehensive income	1,215	911	2,181	1,563
Less: Comprehensive income (loss) attributable to the noncontrolling interest	25	(2)	44	1
Comprehensive income attributable to Honeywell	$1,190	$913	$2,137	$1,562

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2014	2013
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,582	$6,422
Accounts, notes and other receivables	8,350	7,929
Inventories	4,511	4,293
Deferred income taxes	803	849
Investments and other current assets	2,207	1,671
Total current assets	22,453	21,164

Investments and long-term receivables	488	393
Property, plant and equipment - net	5,316	5,278
Goodwill	13,049	13,046
Other intangible assets - net	2,378	2,514
Insurance recoveries for asbestos related liabilities	432	595
Deferred income taxes	176	368
Other assets	2,304	2,077
Total assets	$46,596	$45,435

LIABILITIES
Current liabilities:
Accounts payable	$5,276	$5,174
Short-term borrowings	96	97
Commercial paper	2,249	1,299
Current maturities of long-term debt	60	632
Accrued liabilities	6,643	6,979
Total current liabilities	14,324	14,181

Long-term debt	6,839	6,801
Deferred income taxes	795	804
Postretirement benefit obligations other than pensions	978	1,019
Asbestos related liabilities	1,146	1,150
Other liabilities	3,508	3,734

Redeemable noncontrolling interest	189	167

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,868	4,682
Common stock held in treasury, at cost	(9,740)	(9,374)
Accumulated other comprehensive loss	837	818
Retained earnings	21,773	20,383
Total Honeywell shareowners’ equity	18,696	17,467
Noncontrolling interest	121	112
Total shareowners’ equity	18,817	17,579
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$46,596	$45,435

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,162	$1,991
Less: Net income attributable to the noncontrolling interest	46	4
Net income attributable to Honeywell	2,116	1,987
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	471	495
Loss on sale of non-strategic businesses and assets	10	-
Gain on sale of available for sale investments	(105)	-
Repositioning and other charges	331	299
Net payments for repositioning and other charges	(134)	(297)
Pension and other postretirement income	(100)	(44)
Pension and other postretirement benefit payments	(85)	(213)
Stock compensation expense	102	91
Deferred income taxes	68	185
Excess tax benefits from share based payment arrangements	(49)	(81)
Other	67	(134)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(425)	(195)
Inventories	(222)	(36)
Other current assets	132	4
Accounts payable	100	(30)
Accrued liabilities	(248)	(434)
Net cash provided by operating activities	2,029	1,597

Cash flows from investing activities:
Expenditures for property, plant and equipment	(421)	(344)
Proceeds from disposals of property, plant and equipment	11	6
Increase in investments	(1,724)	(460)
Decrease in investments	943	376
Cash paid for acquisitions, net of cash acquired	(2)	(460)
Proceeds from sales of businesses, net of fees paid	1	-
Other	(13)	19
Net cash used for investing activities	(1,205)	(863)

Cash flows from financing activities:
Net increase in commercial paper	950	800
Net (decrease) increase in short-term borrowings	(6)	21
Proceeds from issuance of common stock	161	303
Proceeds from issuance of long-term debt	45	13
Payments of long-term debt	(606)	(601)
Excess tax benefits from share based payment arrangements	49	81
Repurchases of common stock	(551)	(602)
Cash dividends paid	(736)	(665)
Net cash used for financing activities	(694)	(650)
Effect of foreign exchange rate changes on cash and cash equivalents	30	(169)
Net increase (decrease) in cash and cash equivalents	160	(85)
Cash and cash equivalents at beginning of period	6,422	4,634
Cash and cash equivalents at end of period	$6,582	$4,549

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (the “Company”) at June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2014 and 2013 were June 28, 2014 and June 29, 2013, respectively.

The financial information as of June 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Note 3. Divestiture

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business to Federal Mogul Corporation for $155 million. The Company closed the sale of its Friction Materials business on July 11, 2014. The Company recognized a pre-tax and after-tax loss of $33 million (of which $5 million was recognized in 2014). The sale of Friction Materials, which has been part of the Transportation Systems segment, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

Following the closing of the sale, the Company announced that it will realign its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company will have three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. This realignment has no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Effective with the reporting of third quarter 2014 results, the Company will report its financial performance based on the inclusion of Transportation Systems in Aerospace.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Severance	$11	$60	$82	$98
Asset impairments	2	1	11	1
Exit costs	4	-	12	2
Adjustments	(3)	-	(9)	(7)
Total net repositioning charge	14	61	96	94

Asbestos related litigation charges, net of insurance	51	50	99	91
Probable and reasonably estimable environmental liabilities	52	56	134	110
Other	-	4	2	4
Total net repositioning and other charges	$117	$171	$331	$299

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of products and services sold	$110	$147	$301	$255
Selling, general and administrative expenses	7	24	30	44
	$117	$171	$331	$299

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Aerospace	$-	$-	$1	$22
Automation and Control Solutions	5	28	51	39
Performance Materials and Technologies	6	19	20	16
Transportation Systems	50	63	125	103
Corporate	56	61	134	119
	$117	$171	$331	$299

In the quarter ended June 30, 2014, we recognized repositioning charges totaling $17 million including severance costs of $11 million related to workforce reductions of 213 manufacturing and administrative positions primarily in our Automation and Control Solutions segment. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge also includes exit costs of $4 million primarily related to closure obligations associated with site consolidations in our Performance Materials and Technologies segment.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

In the quarter ended June 30, 2013, we recognized repositioning charges totaling $61 million primarily for severance costs related to workforce reductions of 577 manufacturing and administrative positions in our Automation and Control Solutions, Performance Materials and Technologies and Transportation Systems segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in our Automation and Control Solutions segment, outsourcing of certain non-core components in our Transportation Systems segment and a factory transition in our Automation and Control Solutions segment to a more cost-effective location.

In the six months ended June 30, 2014, we recognized repositioning charges totaling $105 million including severance costs of $82 million related to workforce reductions of 1,733 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in our Automation and Control Solutions segment to more cost-effective locations, site consolidations and organizational realignments of businesses in our Automation and Control Solutions and Performance Materials and Technologies segments. The repositioning charge includes asset impairments of $11 million primarily related to manufacturing plant and equipment associated with site consolidations and factory transitions. The repositioning charge also includes exit costs of $12 million primarily related to closure obligations and costs for early termination of lease contracts associated with site consolidations and factory transitions. Also, $9 million of previously established accruals for severance mainly in our Automation and Control Solutions segment were returned to income in the six months ended June 30, 2014 due principally to fewer employee severance actions caused by higher attrition than originally associated with prior severance programs.

In the six months ended June 30, 2013, we recognized repositioning charges totaling $101 million including severance costs of $98 million related to workforce reductions of 1,224 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in our Automation and Control Solutions segment and outsourcing of non-core components in our Transportation Systems segment. Also, $7 million of previously established accruals for severance in our Performance Materials and Technologies segment were returned to income in the six months ended June 30, 2013 due primarily to lower than expected costs in completing the exit of a product line.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total

December 31, 2013	$302	$-	$45	$347
Charges	82	11	12	105
Usage - cash	(62)	-	(15)	(77)
Usage - noncash	-	(11)	-	(11)
Foreign currency translation	(4)	-	2	(2)
Adjustments	(9)	-	-	(9)
June 30, 2014	$309	$-	$44	$353

Certain repositioning projects in our Aerospace, Automation and Control Solutions, Performance Materials and Technologies and Transportation Systems segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs includes asset set-up and moving, product recertification and requalification, and employee retention, training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2011 repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in 2014, 2013 and 2012 which we were not able to recognize at the time the actions were initiated were not significant.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

		Automation	Performance
		and Control	Materials and	Transportation
2011 Repositioning Actions	Aerospace	Solutions	Technologies	Systems	Total
Expected exit and disposal costs	$15	$5	$7	$7	$34
Costs incurred during:
Year ended December 31, 2011	(1)	-	-	-	(1)
Year ended December 31, 2012	(2)	(2)	(1)	(1)	(6)
Year ended December 31, 2013	(2)	(1)	(3)	(2)	(8)
Current year-to-date	(1)	-	-	(1)	(2)
Remaining exit and disposal costs at June 30, 2014	$9	$2	$3	$3	$17

In the quarter ended June 30, 2014, we recognized a charge of $52 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $51 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of June 30, 2014, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 17, Commitments and Contingencies.

In the quarter ended June 30, 2013, we recognized a charge of $56 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $50 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of June 30, 2013, net of probable insurance recoveries. We also recognized other charges of $4 million in connection with the evaluation of potential resolution of a legal matter.

In the six months ended June 30, 2014, we recognized a charge of $134 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $99 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of June 30, 2014, net of probable insurance recoveries.

In the six months ended June 30, 2013, we recognized a charge of $110 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $91 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of June 30, 2013, net of probable insurance recoveries.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Equity income of affiliated companies	$(11)	$(11)	$(17)	$(20)
Gain on sale of available for sale investments	-	-	(105)	-
Loss on sale of non-strategic businesses and assets	10	-	10	-
Interest income	(25)	(15)	(47)	(32)
Foreign exchange	5	1	19	3
Other, net	-	1	2	(3)
	$(21)	$(24)	$(138)	$(52)

Gain on sale of available for sale investments for the six months ended June 30, 2014 is due to $105 million of realized gain related to the sale of marketable equity securities in the first quarter. These securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008.

Note 6. Earnings Per Share

The details of the earnings per share calculations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic	2014	2013	2014	2013
Net income attributable to Honeywell	$1,099	$1,021	$2,116	$1,987
Weighted average shares outstanding	784.5	787.6	784.7	786.7
Earnings per share of common stock	$1.40	$1.30	$2.70	$2.53

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Assuming Dilution	2014	2013	2014	2013
Net income attributable to Honeywell	$1,099	$1,021	$2,116	$1,987

Average Shares
Weighted average shares outstanding	784.5	787.6	784.7	786.7
Dilutive securities issuable - stock plans	10.9	10.5	11.2	10.9
Total weighted average shares outstanding	795.4	798.1	795.9	797.6

Earnings per share of common stock	$1.38	$1.28	$2.66	$2.49

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2014, the weighted average number of stock options excluded from the computations were 5.7 million and 3.9 million, respectively. For the three and six months ended June 30, 2013, the weighted

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

average number of stock options excluded from the computations were 6.0 million and 4.1 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	June 30,	December 31,
	2014	2013

Trade	$7,949	$7,530
Other	653	646
	8,602	8,176
Less: Allowance for doubtful accounts	(252)	(247)
	$8,350	$7,929

Trade receivables include $ 1,670 million and $1,609 million of unbilled balances under long-term contracts as of June 30, 2014 and December 31, 2013, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	June 30,	December 31,
	2014	2013
Raw materials	$1,156	$1,121
Work in process	861	841
Finished products	2,661	2,497
	4,678	4,459
Reduction to LIFO cost basis	(167)	(166)
	$4,511	$4,293

Note 9. Goodwill and Other Intangible Assets - Net

The change in the carrying amount of goodwill for the six months ended June 30, 2014 by segment is as follows:

			Currency
	December 31,	Acquisitions/	Translation	June 30,
	2013	Divestitures	Adjustment	2014
Aerospace	$2,076	$-	$6	$2,082
Automation and Control Solutions	8,006	(5)	7	8,008
Performance Materials and Technologies	2,767	-	(5)	2,762
Transportation Systems	197	-	-	197
	$13,046	$(5)	$8	$13,049
13

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Determinable life intangibles:
Patents and technology	$1,441	$(984)	$457	$1,438	$(935)	$503
Customer relationships	1,909	(817)	1,092	1,904	(749)	1,155
Trademarks	192	(125)	67	194	(118)	76
Other	297	(256)	41	294	(234)	60
	3,839	(2,182)	1,657	3,830	(2,036)	1,794
Indefinite life intangibles:
Trademarks	721	-	721	720	-	720
	$4,560	$(2,182)	$2,378	$4,550	$(2,036)	$2,514

Amortization expense related to intangible assets for the three and six months ended June 30, 2014 was $69 million and $139 million, respectively. Amortization expense related to intangible assets for the three and six months ended June 30, 2013 was $78 million and $160 million, respectively.

We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2014 and determined that there was no impairment as of that date. No further matters have arisen subsequent to that date which have resulted in a change to this assessment.

Note 10. Long-term Debt and Credit Agreements

	June 30,	December 31,
	2014	2013
3.875% notes due 2014	$-	$600
Floating rate notes due 2015	700	700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	31	35
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases), 0.6%-13.3% maturing at various dates through 2023	451	381
	6,899	7,433
Less: current portion	(60)	(632)
	$6,839	$6,801
14

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The schedule of principal payments on long-term debt is as follows:

June 30, 2014
2014	$26
2015	882
2016	489
2017	444
2018	901
Thereafter	4,157
6,899
Less: current portion	(60)
$6,839

In February 2014, the Company repaid its $600 million of 3.875 percent notes. The repayment was funded through the issuance of commercial paper.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At June 30, 2014 and December 31, 2013, we had contracts with notional amounts of $6,366 million and $7,298 million respectively, to exchange foreign currencies, principally the Euro, Canadian Dollar, U.S. Dollar, Indian Rupee, Chinese Renminbi, Mexican Peso, British Pound, Swiss Franc and Czech Koruna.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Commodity Price Risk Management—Our exposure to market risk for commodity prices can result in changes in our cost of production. We primarily mitigate our exposure to commodity price risk through the use of long-term, fixed-price contracts with our suppliers and formula price agreements with suppliers and customers. We also enter into forward commodity contracts with third parties designated as hedges of anticipated purchases of several commodities. Forward commodity contracts are marked-to-market, with the resulting gains and losses recognized in earnings when the hedged transaction is recognized. At June 30, 2014 and December 31, 2013, we had contracts with notional amounts of $25 million and $1 million, respectively, related to forward commodity agreements for natural gas and base metals.

Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2014 and December 31, 2013, interest rate swap agreements designated as fair value hedges effectively changed $1,100 million and $1,700 million, respectively, of fixed rate debt at a rate of 4.00 and 3.96, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2023.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Assets:
Foreign currency exchange contracts	$30	$20
Available for sale investments	1,506	826
Interest rate swap agreements	83	63

Liabilities:
Foreign currency exchange contracts	$11	$27
Interest rate swap agreements	-	8

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$325	$319	$250	$245
Liabilities
Long-term debt and related current maturities	$6,899	$7,665	$7,433	$8,066

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

At June 30, 2014 the Company had nonfinancial assets, principally property, plant and equipment, with a net book value of $21 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and based on the fair value of these assets the Company recognized losses of $11 million and $20 million, respectively, in the three and six months ended June 30, 2014, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). At June 30, 2013, the Company had nonfinancial assets with a net book value of $6 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $2 million and $6 million, respectively, in the three and six months ended June 30, 2013. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long-term growth rates and applicable discount rates.

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

		June 30,	December 31,
Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accounts, notes, and other receivables	$28	$16
Interest rate swap agreements	Other assets	83	63

		June 30,	December 31,
Not Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accounts, notes, and other receivables	$2	$4

Fair value of derivatives classified as liabilities consist of the following:

		June 30,	December 31,
Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accrued liabilities	$8	$23
Interest rate swap agreements	Accrued liabilities	-	8

		June 30,	December 31,
Not Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accrued liabilities	$3	$4

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Designated Cash Flow Hedge	2014	2013	2014	2013
Foreign currency exchange contracts	$20	$(40)	$32	$(39)

Gains (losses) reclassified from accumulated other comprehensive income to income consist of the following:

		Three Months Ended		Six Months Ended
Designated		June 30,		June 30,
Cash Flow Hedge	Income Statement Location	2014	2013	2014	2013
	Product sales	$2	$(4)	$(2)	$(2)
Foreign currency	Cost of products sold	-	-	3	(3)
exchange contracts	Selling, general and administrative expenses	3	(2)	-	(2)

Ineffective portions of commodity derivative instruments designated in cash flow hedge relationships were insignificant in the three and six months ended June 30, 2014 and 2013 and are located in cost of products sold.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Foreign currency exchange contracts in cash flow hedge relationships qualify as critical matched terms hedge relationships and as a result have no ineffectiveness.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and six months ended June 30, 2014, we recognized $15 million and $28 million of gains, respectively, in earnings on interest rate swap agreements. For the three and six months ended June 30, 2013, we recognized $45 million and $59 million of losses, respectively, in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $82 million and $25 million of expense in Other (Income) Expense for the three and six months ended June 30, 2014, respectively. We recognized $34 million of income and $12 million of expense in Other (Income) Expense for the three and six months ended June 30, 2013, respectively. See Note 5 Other (Income) Expense for the net impact of these economic foreign currency hedges.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

			Changes in	Changes in
	Foreign	Pension	Fair Value of	Fair Value of
	Exchange	and Other	Available	Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	61	-	(2)	21	80
Amounts reclassified from accumulated other comprehensive income	-	9	(71)	1	(61)
Net current period other comprehensive income (loss)	61	9	(73)	22	19
Balance at June 30, 2014	$365	$364	$97	$11	$837

			Changes in	Changes in
	Foreign	Pension	Fair Value of	Fair Value of
	Exchange	and Other	Available	Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(456)	-	57	(28)	(427)
Amounts reclassified from accumulated other comprehensive income	-	(8)	-	7	(1)
Net current period other comprehensive income (loss)	(456)	(8)	57	(21)	(428)
Balance at June 30, 2013	$(100)	$(1,856)	$214	$(25)	$(1,767)
20

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Reclassifications Out of Accumulated Other Comprehensive Income

	Six Months Ended June 30, 2014
	Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$8	$2	$2	-	$12
Prior service cost recognized	-	1	-	-	-	1
Transition obligation recognized	-	1	-	-	-	1
(Gains) Losses on Cash Flow Hedges:
Foreign currency exchange contracts	2	(3)	-	-	-	(1)
Unrealized Gains on Available for Sale Investments:
Reclassification adjustment for gains included in net income	-	-	-	-	(105)	(105)
Total before tax	$2	$7	$2	$2	(105)	$(92)
Tax expense						31
Total reclassifications for the period, net of tax						$(61)

	Six Months Ended June 30, 2013
	Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$13	$3	$4	-	$20
Prior service cost recognized	-	6	1	1	-	8
Transition obligation recognized	-	1	-	-	-	1
Settlements and curtailments	-	(30)	(6)	(6)	-	(42)
(Gains) Losses on Cash Flow Hedges:
Foreign currency exchange contracts	2	3	-	2	-	7
Total before tax	$2	$(7)	$(2)	$1	-	$(6)
Tax expense						5
Total reclassifications for the period, net of tax						$(1)
21

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 13. Noncontrolling Interest

Changes in noncontrolling interest consist of the following:

	Six Months Ended
	June 30,
	2014	2013
Balance beginning of period, December 31	$112	90
Interest sold	(2)	-
Comprehensive income (loss) attributable to the noncontrolling interest	19	(9)
Dividends paid	(9)	(4)
Other owner changes	1	4
Balance end of period	$121	81

In the six months ended June 30, 2014, there was a $4 million decrease to Honeywell additional paid in capital for purchases of existing noncontrolling interests.

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

The roll forward of redeemable noncontrolling interest is as follows:

	Six Months Ended
	June 30,
	2014	2013
Balance beginning of period, December 31	$167	150
Net income	25	10
Distributions	(15)	(12)
Adjustments to redemption value	12	3
Other	-	3
Balance end of period, June 30	$189	154
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

In April 2014, the Company announced the realignment of our Honeywell Process Solutions business from Automation and Control Solutions into Performance Materials and Technologies. Effective with the quarter ended June 30, 2014, the Company has reported its financial performance based on the inclusion of Honeywell Process Solutions in Performance Materials and Technologies.

In July 2014, following the closing of the sale of its Friction Materials business, the Company announced that it will realign its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company will have three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. This realignment has no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Effective with the reporting of third quarter 2014 results, the Company will report its financial performance based on the inclusion of Transportation Systems in Aerospace.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales
Aerospace
Products	$1,801	$1,767	$3,500	$3,473
Services	1,190	1,230	2,349	2,435
Total	2,991	2,997	5,849	5,908
Automation and Control Solutions
Products	3,287	2,963	6,362	5,757
Services	320	307	607	592
Total	3,607	3,270	6,969	6,349
Performance Materials and Technologies
Products	2,171	2,067	4,249	4,127
Services	465	412	853	776
Total	2,636	2,479	5,102	4,903
Transportation Systems
Products	1,019	947	2,012	1,861
Services	-	-	-	-
Total	1,019	947	2,012	1,861
	$10,253	$9,693	$19,932	$19,021

Segment Profit
Aerospace	$592	$583	$1,141	$1,134
Automation and Control Solutions	533	467	1,004	890
Performance Materials and Technologies	475	438	948	912
Transportation Systems	167	126	321	237
Corporate	(58)	(55)	(109)	(106)
Total segment profit	1,709	1,559	3,305	3,067

Other income (expense)(a)	10	13	121	32
Interest and other financial charges	(80)	(80)	(159)	(164)
Stock compensation expense(b)	(50)	(37)	(102)	(91)
Pension ongoing income(b)	64	25	125	46
Other postretirement income (expense)(b)	(13)	20	(25)	(2)
Repositioning and other charges (b)	(117)	(171)	(331)	(299)
Income before taxes	$1,523	$1,329	$2,934	$2,589

(a) Equity income (loss) of affiliated companies is included in segment profit.

(b) Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 16. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits

	U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$60	$68	$120	$136
Interest cost	192	168	385	336
Expected return on plan assets	(315)	(268)	(629)	(536)
Amortization of prior service cost	6	6	12	12
	$(57)	$(26)	$(112)	$(52)

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$15	$14	$29	$28
Interest cost	60	53	118	107
Expected return on plan assets	(90)	(75)	(179)	(152)
Amortization of transition obligation	1	1	1	1
Amortization of prior service (credit)	(1)	-	(1)	(1)
	$(15)	$(7)	$(32)	$(17)

Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$-	$-	$-	$-
Interest cost	10	12	20	24
Amortization of prior service (credit)	(5)	(2)	(10)	(3)
Recognition of actuarial losses	6	10	12	20
Settlements and curtailments	-	(42)	-	(42)
	$11	$(22)	$22	$(1)

In the six months ended June 30, 2014, the Company contributed $117 million of marketable securities and $23 million of cash to its non-U.S. pension plans.

During the second quarter of 2013, the Company amended its U.S. retiree medical plan eliminating the Company subsidy for certain union employees. The plan amendment resulted in a curtailment gain of $42 million which was included as part of net periodic postretirement benefit cost.

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2013	$643
Accruals for environmental matters deemed probable and reasonably estimable	134
Environmental liability payments	(119)
Other	1
June 30, 2014	$659

Environmental liabilities are included in the following balance sheet accounts:

	June 30,	December 31,
	2014	2013
Accrued liabilities	$305	$304
Other liabilities	354	339
	$659	$643

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2013	$656	$955	$1,611
Accrual for update to estimated liability	115	2	117
Asbestos related liability payments	(104)	(17)	(121)
June 30, 2014	$667	$940	$1,607
27

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2013	$141	$531	$672
Probable insurance recoveries related to estimated liability	12	-	12
Insurance receivables settlements	2	7	9
Insurance receipts for asbestos related liabilities	(11)	(172)	(183)
Other	-	(1)	(1)
June 30, 2014	$144	$365	$509

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30,	December 31,
	2014	2013
Other current assets	$77	$77
Insurance recoveries for asbestos related liabilities	432	595
	$509	$672
Accrued liabilities	$461	$461
Asbestos related liabilities	1,146	1,150
	$1,607	$1,611

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

In connection with implementation of the NARCO Plan of Reorganization, a federally authorized 524(g) trust (“NARCO Trust”) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the NARCO Trust. The NARCO Trust will review submitted claims and determine award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth all criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell will continue to provide input to the detailed controls design of the NARCO Trust, and has on-going audit rights to review and monitor claims processors’ adherence to the established requirements of the Trust Distribution Procedures and as a means of detecting and deterring irregularities in claims.

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

Honeywell will also be responsible for the following funding obligations which are not subject to the annual cap described above: a) previously approved payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings which provide that a portion of these settlements is to be paid by the NARCO Trust, which amounts are estimated at $130 million and are expected to be paid during the first year of trust operations ($91 million of which was paid in 2013 and $16 million of which was paid in the first six months of 2014 with an additional $4 million of which has been approved and will be paid in the third quarter of 2014) and, b) payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria, which amounts are estimated at $150 million and are expected to be paid during the first two years of trust operations.

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

Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to determine the amount of insurance that we estimate is probable of recovery in relation to payment of current and estimated future claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers. In the second quarter of 2014 the Company collected $130 million in connection with a receivable due from one of its insurance carriers.

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

Friction Products—The following tables present information regarding Bendix-related asbestos claims activity:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Six Months Ended	Year Ended
	June 30,	December 31,
Claims Activity	2014	2013	2012
Claims Unresolved at the beginning of period	12,302	23,141	22,571
Claims Filed during the period	2,093	4,527	3,920
Claims Resolved during the period(a)	(1,203)	(15,366)	(3,350)
Claims Unresolved at the end of period	13,192	12,302	23,141

(a) Claims resolved during the year ended December 31, 2013 included significantly aged (i.e., pending for more than six years) claims totaling 12,250 of which 92% were non-malignant.

Disease Distribution of Unresolved Claims	June 30,	December 31,
	2014	2013	2012
Mesothelioma and Other Cancer Claims	6,466	5,810	5,367
Nonmalignant Claims	6,726	6,492	17,774
Total Claims	13,192	12,302	23,141

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(in whole dollars)
Malignant claims	$51,000	$49,000	$48,000	$54,000	$50,000
Nonmalignant claims	$850	$1,400	$1,000	$1,300	$200

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

On a cumulative historical basis, Honeywell has recorded insurance receivables equal to approximately 35 percent of the value of the underlying asbestos claims recorded. However, because there are gaps in our coverage due to insurance company insolvencies, certain uninsured periods, and insurance settlements, this rate is expected to decline for any future Bendix-related asbestos liabilities that may be recorded. Future recoverability rates may also be impacted by numerous other factors, such as future insurance settlements, insolvencies and judicial determinations relevant to our coverage program, which are difficult to predict. Assuming continued defense and indemnity spending at current levels, we estimate that the cumulative recoverability rate could decline over the next five years to approximately 29 percent.

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

Honeywell v. United Auto Workers (“UAW”) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (“MCBAs”) between Honeywell and the UAW.  The Company is seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the “CAPS”) set forth in the MCBAs may be implemented, effective January 1, 2012.  In September 2011, the UAW and certain retiree defendants filed a motion to dismiss the New Jersey action and filed suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage.  The UAW and retiree plaintiffs subsequently filed a motion for class certification and a motion for partial summary judgment in the Michigan action, seeking a ruling that retirees who retired prior to the initial inclusion of the CAPS in the 2003 MCBA are not covered by the CAPS as a matter of law.  In December 2011, the New Jersey action was dismissed on forum grounds.  Honeywell appealed the New Jersey court’s dismissal to the United States Court of Appeals for the Third Circuit. The Third Circuit denied the appeal. Honeywell answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. The parties have agreed to stay the proceedings with respect to those retirees who retired before the initial inclusions of the CAPS in the 2003 MCBA until the Supreme Court decides the M&G Polymers USA, LLC v. Tackett case. In the Tackett case, the Supreme Court will resolve a split between the U.S. Court of Appeals for the Sixth Circuit, on the one hand, and the majority of other U.S. Court of Appeals, on the other hand, as to whether retiree health insurance benefits provided in collective bargaining agreements carry an inference that they are vested or guaranteed to continue for life where the agreement is silent as to their duration. Honeywell is confident that the CAPS will be upheld and that its liability for

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs.  In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $180 million, reflecting the estimated value of these CAPS.

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusions of the CAPS in the 2003 MCBA. The UAW sought a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $105 million, reflecting the estimated value of these CAPS.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of June 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and the consolidated statement of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, of comprehensive income, of shareowners’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

July 18, 2014

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell” or the “Company”) for the three and six months ended June 30, 2014. The financial information as of June 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

In April 2014, the Company announced the realignment of our Honeywell Process Solutions business from Automation and Control Solutions into Performance Materials and Technologies. Effective with the quarter ended June 30, 2014, the Company has reported its financial performance based on the inclusion of Honeywell Process Solutions in Performance Materials and Technologies.

In July 2014, following the closing of the sale of its Friction Materials business, the Company announced that it will realign its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company will have three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. This realignment has no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Effective with the reporting of third quarter 2014 results, the Company will report its financial performance based on the inclusion of Transportation Systems in Aerospace.

A.	Results of Operations – three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013

Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$10,253	$9,693	$19,932	$19,021
% change compared with prior period	6%		5%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	3%	2%
Foreign Exchange	1%	-
Acquisitions/Divestitures	2%	3%
	6%	5%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of products and services sold	$7,296	$7,027	$14,263	$13,810
% change compared with prior period	4%		3%

Gross Margin percentage	28.8%	27.5%	28.4%	27.4%

Cost of products and services sold increased by $269 million or 4 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 principally due to an estimated increase in direct material costs of approximately $230 million (driven primarily by higher sales volume) and acquisitions, partially offset by lower repositioning and other charges of approximately $35 million and an increase in pension income of approximately $30 million.

Cost of products and services sold increased by $453 million or 3 percent in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 principally due to an estimated increase in direct material costs of approximately $370 million (driven primarily by higher sales volume), acquisitions and higher repositioning and other charges of approximately $45 million, partially offset by an increase in pension income of approximately $60 million.

Gross margin percentage increased by 1.3 percentage points in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 primarily due to higher gross margin in each of our business segments (approximately 0.6 percentage point impact collectively), lower repositioning and other charges (approximately 0.4 percentage point impact) and increased pension income (approximately 0.3 percentage point impact).

Gross margin percentage increased by 1.0 percentage points in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to higher gross margin in each of our business segments (approximately 0.7 percentage point impact collectively) and increased pension income (approximately 0.3 percentage point impact) partially offset by higher repositioning and other charges (approximately 0.2 percentage point impact).

For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Selling, general and administrative expense	$1,375	$1,281	$2,714	$2,510
Percent of sales	13.4%	13.2%	13.6%	13.2%

Selling, general and administrative expenses (SG&A) increased as a percentage of sales by 0.2 percentage points in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 and 0.4 percentage points in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily driven by increased labor costs (primarily acquisitions, merit increases and investment for growth) partially offset by higher sales and decreased repositioning and other charges.

Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Equity income of affiliated companies	$(11)	$(11)	$(17)	$(20)
Gain on sale of available for sale investments	-	-	(105)	-
Loss on sale of non-strategic businesses and assets	10	-	10	-
Interest income	(25)	(15)	(47)	(32)
Foreign exchange	5	1	19	3
Other, net	-	1	2	(3)
	$(21)	$(24)	$(138)	$(52)

Other Income increased by $86 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to $105 million of realized gain related to the sale of marketable equity securities, partially offset by higher foreign exchange expense. The securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008.

Interest and Other Financial Charges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and other financial charges	$80	$80	$159	$164
% change compared with prior period	-		(3)%

Interest and other financial charges were flat in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 and decreased by $5 million in the six months ended 2014 compared with the six months ended June 30, 2013 primarily due to lower borrowing costs partially offset by higher debt balances.

Tax Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Tax expense	$397	$307	$772	$598
Effective tax rate	26.1%	23.1%	26.3%	23.1%

The effective tax rate increased by 3.0 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 primarily due to decreased tax benefits from the resolution of tax audits partially offset by decreased tax expense for reserves in the second quarter of 2014.

The effective tax rate increased by 3.2 percent in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 mainly due to the absence of tax benefits from law changes enacted in the first quarter of 2013 and from the resolution of tax audits, partially offset by decreased tax expense for reserves in 2014.

The effective tax rates for the three and six months periods ending in 2014 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates and benefits from manufacturing incentives.

The effective tax rates for the three and six months periods ending in 2013 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates, benefits from manufacturing incentives and U.S. tax credits.

Net Income Attributable to Honeywell

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to Honeywell	$1,099	$1,021	$2,116	$1,987

Earnings per share of common stock – assuming dilution	$1.38	$1.28	$2.66	$2.49

Earnings per share of common stock – assuming dilution increased by $0.10 per share in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 primarily due to increased segment profit in each of our business segments, lower repositioning and other charges and increased pension income, partially offset by increased tax expense.

Earnings per share of common stock – assuming dilution increased by $0.17 per share in the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily due to increased segment profit in each of our business segments, higher other income as previously discussed and increased pension income, partially offset by increased tax expense and higher repositioning and other charges.

Review of Business Segments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales
Aerospace
Products	$1,801	$1,767	$3,500	$3,473
Services	1,190	1,230	2,349	2,435
Total	2,991	2,997	5,849	5,908
Automation and Control Solutions
Products	3,287	2,963	6,362	5,757
Services	320	307	607	592
Total	3,607	3,270	6,969	6,349
Performance Materials and Technologies
Products	2,171	2,067	4,249	4,127
Services	465	412	853	776
Total	2,636	2,479	5,102	4,903
Transportation Systems
Products	1,019	947	2,012	1,861
Services	-	-	-	-
Total	1,019	947	2,012	1,861
	$10,253	$9,693	$19,932	$19,021

Segment Profit
Aerospace	$592	$583	$1,141	$1,134
Automation and Control Solutions	533	467	1,004	890
Performance Materials and Technologies	475	438	948	912
Transportation Systems	167	126	321	237
Corporate	(58)	(55)	(109)	(106)
Total segment profit	1,709	1,559	3,305	3,067

Other income (expense)(a)	10	13	121	32
Interest and other financial charges	(80)	(80)	(159)	(164)
Stock compensation expense(b)	(50)	(37)	(102)	(91)
Pension ongoing income(b)	64	25	125	46
Other postretirement income (expense)(b)	(13)	20	(25)	(2)
Repositioning and other charges (b)	(117)	(171)	(331)	(299)
Income before taxes	$1,523	$1,329	$2,934	$2,589

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
37

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% change	2014	2013	% change
Aerospace Sales
Commercial:
Original Equipment
Air transport and regional	$460	$430	7%	$900	$881	2%
Business and general aviation	236	264	(11)%	480	493	(3)%
Aftermarket
Air transport and regional	747	736	1%	1,464	1,436	2%
Business and general aviation	371	374	(1)%	736	713	3%
Defense and Space	1,177	1,193	(1)%	2,269	2,385	(5)%
Total Aerospace Sales	2,991	2,997		5,849	5,908

Automation and Control Solutions Sales
Energy Safety & Security	2,394	2,081	15%	4,695	4,084	15%
Building Solutions & Distribution	1,213	1,189	2%	2,274	2,265	-
Total Automation and Control
Solutions Sales	3,607	3,270		6,969	6,349

Performance Materials and Technologies
UOP	828	707	17%	1,674	1,482	13%
Process Solutions	786	795	(1)%	1,498	1,502	-
Advanced Materials	1,022	977	5%	1,930	1,919	1%
Total Performance Materials and
Technologies Sales	2,636	2,479		5,102	4,903

Transportation Systems Sales
Transportation Systems	1,019	947	8%	2,012	1,861	8%
Total Transportation Systems Sales	1,019	947		2,012	1,861

Net Sales	$10,253	$9,693		$19,932	$19,021

Aerospace

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net sales	$2,991	$2,997	-	$5,849	$5,908	(1)%
Cost of products and services sold	2,208	2,218		4,328	4,398
Selling, general and administrative expenses	140	145		274	271
Other	51	51		106	105
Segment profit	$592	$583	2%	$1,141	$1,134	1%
38

	2014 vs. 2013
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	-	4%	(1)%	2%
Other	-	(2)%	-	(1)%
Total % Change	-	2%	(1)%	1%

Aerospace sales by major customer end-markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	% of Aerospace		%	% of Aerospace		%
			Increase/			Increase/
	Sales		(Decrease)	Sales		(Decrease)
Customer End-Markets	2014	2013	in Sales	2014	2013	in Sales
Commercial original equipment
Air transport and regional	15%	14%	7%	15%	15%	2%
Business and general aviation	8%	9%	(11)%	8%	8%	(3)%
Commercial original equipment	23%	23%	-	23%	23%	-

Commercial aftermarket
Air transport and regional	25%	25%	1%	25%	25%	2%
Business and general aviation	13%	12%	(1)%	13%	12%	3%
Commercial aftermarket	38%	37%	1%	38%	37%	2%

Defense and Space	39%	40%	(1)%	39%	40%	(5)%
Total	100%	100%	-	100%	100%	(1)%

Aerospace sales were flat in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 primarily due to increased sales in our Commercial Aftermarket business, offset by decreased volumes in our Defense and Space business.

Aerospace sales decreased by 1 percent in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to decreased volumes in our Defense and Space business, partially offset by increased sales in our Commercial Aftermarket business.

Details regarding the changes in sales by customer end-markets are as follows:

Commercial Original Equipment (OE) sales were flat in the quarter and six months ended June 30, 2014 due to the following:

•	Air transport and regional OE sales increased by 7 percent and 2 percent in the quarter and six months ended June 30, 2014, respectively, driven primarily by higher air transport volumes, consistent with the OE Manufacturers’ (OEM) higher production rates, partially offset by lower regional jet sales.

•	Business and general aviation OE sales decreased by 11 percent and 3 percent in the quarter and six months ended June 30, 2014, respectively, primarily due to an increase in payments to business and general aviation OEMs to partially offset their pre-production costs associated with new aircraft platforms (OEM Payments) and timing of engine shipments.

Commercial Aftermarket sales increased by 1 percent and 2 percent for the quarter and six months ended June 30, 2014, respectively, due to the following:

39

•	Air transport and regional aftermarket sales increased by 1 percent and 2 percent in the quarter and six months ended June 30, 2014, respectively, driven primarily by higher sales of spare parts, partially offset by lower repair and overhaul activities.

•	Business and general aviation aftermarket sales decreased by 1 percent in the quarter ended June 30, 2014, primarily due to fewer engine maintenance events, partially offset by higher spare parts sales.

Business and general aviation aftermarket sales increased by 3 percent in the six months ended June 30, 2014 driven primarily by higher spare parts sales related to retrofit, modifications and upgrades and increased licensing revenue, partially offset by fewer engine maintenance events.

Defense and Space sales decreased by 1 percent and 5 percent in the quarter and six months ended June 30, 2014, respectively. The decreases are primarily due to U.S. government program ramp downs and delays, as well as lower government services revenue, partially offset by growth in international programs. We expect a modest increase in Defense and Space sales in the third quarter of 2014.

Aerospace segment profit increased by 2 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 due to a 4 percent increase in operational segment profit, partially offset by a 2 percent unfavorable impact from an increase in OEM payments and continued investment for growth. The increase in operational segment profit is primarily driven by favorable price and productivity, net of inflation, partially offset by lower Defense and Space sales volumes, as discussed above. Cost of products and services sold totaled $2.2 billion for the quarter ended June 30, 2014, a decrease of $10 million primarily due to the factors discussed above (excluding price).

Aerospace segment profit increased by 1 percent for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 due to a 2 percent increase in operational segment profit, partially offset by a 1 percent unfavorable impact from an increase in OEM payments and continued investment for growth. The increase in operational segment profit is primarily driven by commercial sales growth, as discussed above, including favorable price and productivity, net of inflation, partially offset by lower Defense and Space sales volumes, as discussed above. Cost of products and services sold totaled $4.3 billion for the six months ended June 30, 2014, a decrease of $70 million primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net sales	$3,607	$3,270	10%	$6,969	$6,349	10%
Cost of products and services sold	2,362	2,161		4,550	4,194
Selling, general and administrative expenses	649	580		1,286	1,140
Other	63	62		129	125
Segment profit	$533	$467	14%	$1,004	$890	13%

	2014 vs. 2013
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	9%	2%	7%
Acquisitions and divestitures, net	7%	5%	8%	6%
Total % Change	10%	14%	10%	13%
40

Automation and Control Solutions (“ACS”) sales increased by 10 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 and 10 percent in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to growth from acquisitions, net of divestitures and organic sales growth.

•	Sales in Energy, Safety & Security increased by 15 percent (4 percent organic) in the quarter and six months ended June 30, 2014 principally due to (i) acquisitions, net of divestitures (ii) increases in sales volumes in our Environmental and Combustion Control business driven by strong U.S. residential market conditions and new product introductions, and (iii) higher sales volumes of our fire and gas systems and sensors products driven by growth in Asia, Europe and the Middle East, and (iv) increases in sales volumes in our Scanning and Mobility business in the second quarter of 2014 driven by organic growth in all regions.

•	Sales in Building Solutions & Distribution increased by 2 percent in the quarter ended June 30, 2014 and were flat in the six months ended June 30, 2014 principally due to increased sales volumes in our Americas Distribution business partially offset by continued softness in the U.S. energy retrofit business. Building Solutions backlog increased in the quarter and six months ended June 30, 2014.

ACS segment profit increased by 14 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 due to a 9 percent increase in operational segment profit and a 5 percent increase from acquisitions. The increase in operational segment profit is primarily due to the positive impact of price and productivity, net of inflation and higher sales volumes as discussed above partially offset by continued investment for growth. Cost of products and services sold totaled $2.4 billion for the quarter ended June 30, 2014, an increase of $201 million which is primarily due to acquisitions, net of divestitures, higher sales volume and inflation partially offset by the favorable impact of productivity.

ACS segment profit increased by 13 percent in the six months ended June 30, 2014 compared with the six months ended June 30, 2013 due to a 7 percent increase in operational segment profit and a 6 percent increase from acquisitions. The increase in operational segment profit is primarily due to the positive impact of price and productivity, net of inflation and higher sales volumes as discussed above partially offset by continued investment for growth. Cost of products and services sold totaled $4.6 billion for the six months ended June 30, 2014, an increase of $356 million which is primarily due to acquisitions, net of divestitures, higher sales volume and inflation partially offset by the favorable impact of productivity.

Performance Materials and Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales	$2,636	$2,479	6%	$5,102	$4,903	4%
Cost of products and services sold	1,857	1,751		3,563	3,425
Selling, general and administrative expenses	269	258		523	501
Other	35	32		68	65
Segment profit	$475	$438	8%	$948	$912	4%

	2014 vs. 2013
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	6%	8%	4%	4%
Total % Change	6%	8%	4%	4%
41

Performance Materials and Technologies sales increased by 6 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 and 4 percent for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 due to an increase in organic sales.

•	UOP sales increased by 17 percent in the quarter ended June 30, 2014 and 13 percent in the six months ended June 30, 2014 driven primarily by higher catalysts and gas processing volumes partially offset by lower equipment, licensing and service revenues. We expect UOP growth to moderate in the second half of 2014 due to project timing as well as stronger volume growth in the second half of 2013 as compared to the second half of 2014.

•	Process Solutions sales decreased 1 percent (flat organic) in the quarter ended June 30, 2014 and were flat (increased 2 percent organic) in the six months ended June 30, 2014 driven primarily by large project completions partially offset by service and software solutions volume growth. Project orders and backlog increased in the quarter and six months ended June 30, 2014.

•	Advanced Materials sales increased by 5 percent in the quarter ended June 30, 2014 and 1 percent in the six months ended June 30, 2014 driven primarily by (i) increased volume in Fluorine Products and Resins and Chemicals, and (ii) higher Specialty Products volumes in the second quarter of 2014, partially offset by unfavorable pricing most significantly in Resins and Chemicals. We anticipate unfavorable pricing to moderate over the remainder of the year.

Performance Materials and Technologies segment profit increased by 8 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 and 4 percent compared with the six months ended June 30, 2013 primarily due to productivity net of inflation and higher sales volumes as discussed above partially offset by unfavorable Advanced Materials pricing (which is anticipated to moderate over the remainder of the year), unfavorable UOP catalyst shipments mix and continued investment for growth. Cost of products and services sold totaled $1.9 billion for the quarter ended June 30, 2014 and $3.6 billion for the six months ended June 30, 2014, an increase of $106 million and $138 million, respectively, which is primarily due to higher volume and continued investment for growth partially offset by productivity net of inflation.

Transportation Systems

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net sales	$1,019	$947	8%	$2,012	$1,861	8%
Cost of products and services sold	800	769		1,583	1,520
Selling, general and administrative expenses	39	40		81	79
Other	13	12		27	25
Segment profit	$167	$126	33%	$321	$237	35%
42

	2014 vs. 2013
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	28%	6%	32%
Foreign exchange	4%	5%	2%	3%
Total % Change	8%	33%	8%	35%

Transportation Systems sales increased by 8 percent in the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013, primarily due to a 4 percent increase in organic sales and a 4 percent increase from foreign exchange. The increase in organic sales was driven by continued growth from new platform launches, higher global turbo penetration and increased commercial vehicle demand in Europe.

Transportation Systems sales increased by 8 percent in the six months ended June 30, 2014 when compared with the six months ended June 30, 2013 primarily due to a 6 percent increase in organic sales and a 2 percent increase from foreign exchange. The increase in organic sales was driven by continued growth from new platform launches, higher global turbo penetration and European light vehicle production, and increased commercial vehicle demand in Europe.

Transportation Systems segment profit increased by 33 percent in the quarter ended June 30, 2014 when compared with the quarter ended June 30, 2013 due to a 28 percent increase from operational segment profit and a 5 percent favorable impact from foreign exchange. The increase in operational segment profit is primarily due to higher productivity, net of inflation (most significantly the positive impacts from material productivity as well as projects to drive operational improvement in the Friction Materials business) and increased volume, partially offset by unfavorable pricing. Cost of products and services sold totaled $800 million in the quarter ended June 30, 2014, an increase of $31 million, which is primarily a result of increased volume, partially offset by increased productivity.

Transportation Systems segment profit for the six months ended June 30, 2014 increased by 35 percent compared with the six months ended June 30, 2013 due to a 32 percent increase from operational segment profit and a 3 percent favorable impact from foreign exchange. The increase in operational segment profit is primarily due to higher productivity, net of inflation (most significantly the positive impacts from material productivity as well as projects to drive operational improvement in the Friction Materials business) and increased volume, partially offset by unfavorable pricing. Cost of products and services sold totaled $1.6 billion in the six months ended June 30, 2014, an increase of $63 million, which is primarily a result of increased volume, partially offset by increased productivity.

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business unit to Federal Mogul Corporation for approximately $155 million. The Company closed the sale of its Friction Materials business on July 11, 2014.   The Company recognized a pre-tax and after-tax loss of approximately $33 million (of which $5 million was recognized in 2014). See Note 3 Divestiture of Notes to the Financial Statements for further discussion.

Repositioning and Other Charges

See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and six months ended June 30, 2014 and 2013. Our repositioning actions are expected to generate incremental pretax savings of approximately $150 million in 2014 compared with 2013 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $77 million in the six months ended June 30, 2014 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions are expected to be approximately $175 million in 2014 and will be funded through operating cash flows.

43

B.	Liquidity and capital resources

Cash flow summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, are summarized as follows:

	2014	2013
Cash provided by (used for):
Operating activities	$2,029	$1,597
Investing activities	(1,205)	(863)
Financing activities	(694)	(650)
Effect of exchange rate changes on cash	30	(169)
Net increase (decrease) in cash and cash equivalents	$160	$(85)

Cash provided by operating activities increased by $432 million during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to (i) a $345 million increase of income before taxes, (ii) reduced net payments for repositioning and other charges of $163 million (primarily due to the collection of a $130 million asbestos receivable due from one of our insurance carriers), (iii) reduced cash contributions to our pension and other postretirement plans of $128 million, partially offset by a $286 million unfavorable impact from working capital (driven by higher receivables due to timing of sales within the quarter and inventory to support sales growth, partially offset by improved accounts payable performance) and higher cash tax payments of approximately $149 million.

Cash used for investing activities increased by $342 million during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to (i) a net $697 million increase in investments (primarily short-term marketable securities), (ii) a $77 million increase in expenditures for property, plant and equipment, (iii) an increase of approximately $32 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities, partially offset by a decrease in cash paid for acquisitions of $458 million (most significantly RAE Systems, Inc. in 2013).

Cash used for financing activities increased by $44 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to increase in net repurchases of common stock of $91 million and an increase in cash dividends paid of $71 million, partially offset by an increase in the net proceeds from debt issuances of $150 million.

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

In February 2014, the Company repaid its $600 million of 3.875 percent notes. The repayment was funded through the issuance of commercial paper.

44

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business to Federal Mogul Corporation for $155 million. The Company closed the sale of its Friction Materials business on July 11, 2014. See Note 3 Divestiture of Notes to Financial Statements for further discussion.

In 2014, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash or marketable securities of approximately $150 million to our non-U.S. plans to satisfy regulatory funding standards. In the first six months of 2014, we contributed $117 million of marketable securities and $23 million of cash to our non-U.S. plans. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

During the second quarter of 2014, the Company repurchased $231 million of outstanding shares. Under the Company’s previously reported $5 billion share repurchase program, $4.4 billion remained available as of June 30, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2014 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The NARCO Plan of Reorganization went into effect on April 30, 2013. See Asbestos Matters in Note 17 to the financial statements for further discussion of expected funding obligations in 2014 related to the NARCO Trust.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 17 of Notes to Financial Statements.

Critical Accounting Policies

The financial information as of June 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

See our 2013 Annual Report on Form 10-K (Item 7A). As of June 30, 2014, there has been no material change in this information.

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

45

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None.

Item 2.  Changes in Securities and Use of Proceeds

Honeywell purchased 2,500,000 shares of its common stock, par value $1 per share, in the quarter ending June 30, 2014. Under the Company’s previously reported $5 billion share repurchase program, $4.4 billion remained available as of June 30, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2014 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

May 2014	2,000,000	$92.63	2,000,000	$4,495
June 2014	500,000	$91.91	500,000	$4,449

Item 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 48 of this Quarterly Report on Form 10-Q.
46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 18, 2014	By:	/s/ Adam M. Matteo
Adam M. Matteo
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
47

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
48