Form 10-Q
period 2014-09-30
HONEYWELL INTERNATIONAL INC
filed 2014-10-17
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 782,810,325 shares of Common Stock outstanding at September 30, 2014.

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

PART I. FINANCIAL INFORMATION

The financial information as of September 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share amounts)
Product sales	$8,090	$7,693	$24,213	$22,911
Service sales	2,018	1,954	5,827	5,757
Net sales	10,108	9,647	30,040	28,668

Costs, expenses and other
Cost of products sold	5,860	5,722	17,686	17,039
Cost of services sold	1,268	1,220	3,705	3,713
	7,128	6,942	21,391	20,752
Selling, general and administrative expenses	1,344	1,242	4,058	3,752
Other (income) expense	(21)	(1)	(159)	(53)
Interest and other financial charges	77	80	236	244
	8,528	8,263	25,526	24,695
Income before taxes	1,580	1,384	4,514	3,973
Tax expense	388	377	1,160	975
Net income	1,192	1,007	3,354	2,998

Less: Net income attributable to the noncontrolling interest	25	17	71	21
Net income attributable to Honeywell	$1,167	$990	$3,283	$2,977
Earnings per share of common stock - basic	$1.49	$1.26	$4.18	$3.78
Earnings per share of common stock - assuming dilution	$1.47	$1.24	$4.13	$3.73
Cash dividends per share of common stock	$0.4500	$0.4100	$1.3500	$1.2300

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net income	$1,192	$1,007	$3,354	$2,998
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(545)	330	(484)	(126)
Actuarial gains	-	79	-	79
Prior service credit	-	108	-	108
Actuarial losses recognized	4	1	12	13
Prior service costs recognized	-	-	-	5
Transition obligation recognized	-	-	1	1
Settlements and curtailments	-	-	-	(26)
Pension and other postretirement benefits adjustments	4	188	13	180
Unrealized gains (losses)	(6)	38	(8)	95
Less: Reclassification adjustment for gains included in net income	-	-	71	-
Changes in fair value of available for sale investments	(6)	38	(79)	95
Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(3)	(4)	18	(32)
Less: Reclassification adjustment for gains (losses) included in net income	6	(4)	5	(11)
Changes in fair value of effective cash flow hedges	(9)	-	13	(21)
Other comprehensive income (loss), net of tax	(556)	556	(537)	128
Comprehensive income	636	1,563	2,817	3,126
Less: Comprehensive income attributable to the noncontrolling interest	26	17	70	18
Comprehensive income attributable to Honeywell	$610	$1,546	$2,747	$3,108

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2014	2013
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,428	$6,422
Accounts, notes and other receivables	8,315	7,929
Inventories	4,485	4,293
Deferred income taxes	794	849
Investments and other current assets	2,336	1,671
Total current assets	22,358	21,164

Investments and long-term receivables	447	393
Property, plant and equipment - net	5,189	5,278
Goodwill	12,923	13,046
Other intangible assets - net	2,288	2,514
Insurance recoveries for asbestos related liabilities	466	595
Deferred income taxes	195	368
Other assets	2,315	2,077
Total assets	$46,181	$45,435

LIABILITIES
Current liabilities:
Accounts payable	$5,212	$5,174
Short-term borrowings	91	97
Commercial paper	1,849	1,299
Current maturities of long-term debt	189	632
Accrued liabilities	6,606	6,979
Total current liabilities	13,947	14,181

Long-term debt	6,760	6,801
Deferred income taxes	891	804
Postretirement benefit obligations other than pensions	955	1,019
Asbestos related liabilities	1,131	1,150
Other liabilities	3,230	3,734

Redeemable noncontrolling interest	204	167

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	4,937	4,682
Common stock held in treasury, at cost	(9,815)	(9,374)
Accumulated other comprehensive income	281	818
Retained earnings	22,576	20,383
Total Honeywell shareowners’ equity	18,937	17,467
Noncontrolling interest	126	112
Total shareowners’ equity	19,063	17,579
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$46,181	$45,435

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in millions)
Cash flows from operating activities:
Net income	$3,354	$2,998
Less: Net income attributable to the noncontrolling interest	71	21
Net income attributable to Honeywell	3,283	2,977
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	698	740
Loss on sale of non-strategic businesses and assets	11	-
Gain on sale of available for sale investments	(105)	-
Repositioning and other charges	453	419
Net payments for repositioning and other charges	(301)	(517)
Pension and other postretirement income	(150)	(61)
Pension and other postretirement benefit payments	(123)	(253)
Stock compensation expense	143	129
Deferred income taxes	255	257
Excess tax benefits from share based payment arrangements	(71)	(101)
Other	(207)	35
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(529)	(382)
Inventories	(279)	(94)
Other current assets	181	(28)
Accounts payable	154	(32)
Accrued liabilities	(151)	(422)
Net cash provided by operating activities	3,262	2,667

Cash flows from investing activities:
Expenditures for property, plant and equipment	(680)	(547)
Proceeds from disposals of property, plant and equipment	12	7
Increase in investments	(3,139)	(703)
Decrease in investments	2,124	648
Cash paid for acquisitions, net of cash acquired	(4)	(1,063)
Proceeds from sales of businesses, net of fees paid	157	-
Other	(109)	104
Net cash used for investing activities	(1,639)	(1,554)

Cash flows from financing activities:
Net increase in commercial paper	550	1,699
Net (decrease) increase in short-term borrowings	(5)	18
Proceeds from issuance of common stock	206	362
Proceeds from issuance of long-term debt	79	27
Payments of long-term debt	(607)	(604)
Excess tax benefits from share based payment arrangements	71	101
Repurchases of common stock	(689)	(769)
Cash dividends paid	(1,101)	(995)
Other	(7)	28
Net cash used for financing activities	(1,503)	(133)
Effect of foreign exchange rate changes on cash and cash equivalents	(114)	(115)
Net increase in cash and cash equivalents	6	865
Cash and cash equivalents at beginning of period	6,422	4,634
Cash and cash equivalents at end of period	$6,428	$5,499

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (the “Company”) at September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year. We have evaluated subsequent events through the date of issuance of our consolidated financial statements.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30, respectively. It has been our practice to establish actual quarterly closing dates using a predetermined “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2014 and 2013 were September 27, 2014 and September 28, 2013, respectively.

The financial information as of September 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Note 3. Divestiture

In January 2014, the Company entered into a definitive agreement to sell its Friction Materials business to Federal Mogul Corporation for $155 million. The Company closed the sale of its Friction Materials business on July 11, 2014. The Company recognized a pre-tax and after-tax loss of $33 million (of which $5 million was recognized in 2014). The sale of Friction Materials, which was part of the Transportation Systems business, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

Following the closing of the sale, the Company announced the realignment of its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company has three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. This realignment has no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Effective with the reporting of third quarter 2014 results, the Company has reported its financial performance based on the inclusion of Transportation Systems in Aerospace.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Severance	$21	$32	$103	$130
Asset impairments	1	-	12	1
Exit costs	1	6	13	8
Reserve adjustments	(2)	(16)	(11)	(23)
Total net repositioning charge	21	22	117	116

Asbestos related litigation charges, net of insurance	49	45	148	136
Probable and reasonably estimable environmental liabilities	52	51	186	161
Other	-	2	2	6
Total net repositioning and other charges	$122	$120	$453	$419

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of products and services sold	$112	$101	$413	$356
Selling, general and administrative expenses	10	19	40	63
	$122	$120	$453	$419

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Aerospace	$52	$43	$178	$168
Automation and Control Solutions	14	4	65	43
Performance Materials and Technologies	2	16	22	32
Corporate	54	57	188	176
	$122	$120	$453	$419

In the quarter ended September 30, 2014, we recognized repositioning charges totaling $23 million primarily for severance costs related to workforce reductions of 336 manufacturing and administrative positions primarily in our Automation and Control Solutions and Performance Materials and Technologies segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and a factory transition in our Automation and Control Solutions segment to a more cost-effective location.

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

In the nine months ended September 30, 2014, we recognized repositioning charges totaling $128 million including severance costs of $103 million related to workforce reductions of 2,069 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in our Automation and Control Solutions segment to more cost-effective locations, site consolidations and organizational realignments of businesses in our Automation and Control Solutions and Performance Materials and Technologies segments. The repositioning charge includes asset impairments of $12 million primarily related to manufacturing plant and equipment associated with site consolidations and factory transitions. The repositioning charge also includes exit costs of $13 million primarily related to closure obligations and costs for early termination of lease contracts associated with site consolidations and factory transitions. Also, $11 million of previously established accruals, primarily for severance, mainly in our Automation and Control Solutions segment were returned to income in the nine months ended September 30, 2014 due principally to fewer employee severance actions caused by higher attrition than originally associated with prior severance programs.

In the nine months ended September 30, 2013, we recognized repositioning charges totaling $139 million primarily for severance costs related to workforce reductions of 1,711 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in our Automation and Control Solutions segment, outsourcing of non-core components in our Aerospace segment, the shutdown of a manufacturing facility in our Performance Materials and Technologies segment, and factory transitions in our Automation and Control Solutions segment to more cost-effective locations. Also, $23 million of previously established accruals, primarily for severance, in our Automation and Control Solutions and Performance Materials and Technologies segments were returned to income in the nine months ended September 30, 2013 due primarily to the change in the scope of a previously announced repositioning action and lower than expected costs in completing the exit of a product line.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total

December 31, 2013	$302	$-	$45	$347
Charges	103	12	13	128
Usage - cash	(89)	-	(19)	(108)
Usage - noncash	-	(12)	-	(12)
Foreign currency translation	(7)	-	1	(6)
Reserve adjustments	(9)	-	(2)	(11)
September 30, 2014	$300	$-	$38	$338

Certain repositioning projects in our Aerospace, Automation and Control Solutions and Performance Materials and Technologies segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The nature of these exit or disposal costs includes asset set-up and moving, product recertification and requalification, and employee retention, training and travel. The following table summarizes by segment, expected, incurred and remaining exit and disposal costs related to 2011

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

repositioning actions which we were not able to recognize at the time the actions were initiated. The exit and disposal costs related to the repositioning actions in 2014, 2013 and 2012 which we were not able to recognize at the time the actions were initiated were not significant.

2011 Repositioning Actions	Aerospace	Automation and Control Solutions	Performance Materials and Technologies	Total
Expected exit and disposal costs	$22	$5	$7	$34
Costs incurred during:
Year ended December 31, 2011	(1)	-	-	(1)
Year ended December 31, 2012	(3)	(2)	(1)	(6)
Year ended December 31, 2013	(4)	(1)	(3)	(8)
Current year-to-date	(4)	-	-	(4)
Remaining exit and disposal costs at September 30, 2014	$10	$2	$3	$15

In the quarter ended September 30, 2014, we recognized a charge of $52 million for environmental liabilities deemed probable and reasonably estimable in the quarter. We also recognized a charge of $49 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of September 30, 2014, net of probable insurance recoveries. Environmental and Asbestos matters are discussed in detail in Note 17, Commitments and Contingencies.

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

In the nine months ended September 30, 2014, we recognized a charge of $186 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $148 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of September 30, 2014, net of probable insurance recoveries.

In the nine months ended September 30, 2013, we recognized a charge of $161 million for environmental liabilities deemed probable and reasonably estimable in the period. We also recognized a charge of $136 million primarily representing an update to our estimated liability for the resolution of Bendix-related asbestos claims as of September 30, 2013, net of probable insurance recoveries. We also recognized other charges of $6 million primarily related to the resolution of legal matters.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 5. Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Equity income of affiliated companies	$(10)	$(11)	$(27)	$(31)
Gain on sale of available for sale investments	-	-	(105)	-
Loss on sale of non-strategic businesses and assets	1	-	11	-
Interest income	(24)	(15)	(71)	(47)
Foreign exchange	11	21	30	24
Other, net	1	4	3	1
	$(21)	$(1)	$(159)	$(53)

Gain on sale of available for sale investments for the nine months ended September 30, 2014 is due to $105 million of realized gain related to the sale of marketable equity securities in the first quarter. These securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008.

Note 6. Earnings Per Share

The details of the earnings per share calculations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic	2014	2013	2014	2013
Net income attributable to Honeywell	$1,167	$990	$3,283	$2,977
Weighted average shares outstanding	784.5	786.3	784.6	786.6
Earnings per share of common stock	$1.49	$1.26	$4.18	$3.78

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assuming Dilution	2014	2013	2014	2013
Net income attributable to Honeywell	$1,167	$990	$3,283	$2,977

Average Shares
Weighted average shares outstanding	784.5	786.3	784.6	786.6
Dilutive securities issuable - stock plans	10.5	10.8	11.0	10.9
Total weighted average shares outstanding	795.0	797.1	795.6	797.5

Earnings per share of common stock	$1.47	$1.24	$4.13	$3.73

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2014, the weighted average number of stock options excluded from the computations were 5.6 million and 4.5 million, respectively. For the three and nine months ended September 30, 2013,

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

the weighted average number of stock options excluded from the computations were 0.2 million and 4.7 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	September 30,	December 31,
	2014	2013

Trade	$8,021	$7,530
Other	553	646
	8,574	8,176
Less: Allowance for doubtful accounts	(259)	(247)
	$8,315	$7,929

Trade receivables include $1,697 million and $1,609 million of unbilled balances under long-term contracts as of September 30, 2014 and December 31, 2013, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	September 30,	December 31,
	2014	2013
Raw materials	$1,115	$1,121
Work in process	844	841
Finished products	2,693	2,497
	4,652	4,459
Reduction to LIFO cost basis	(167)	(166)
	$4,485	$4,293

Note 9. Goodwill and Other Intangible Assets - Net

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 by segment is as follows:

			Currency
	December 31,	Acquisitions/	Translation	September 30,
	2013	Divestitures	Adjustment	2014
Aerospace	$2,273	$(4)	$(2)	$2,267
Automation and Control Solutions	8,006	8	(91)	7,923
Performance Materials and Technologies	2,767	-	(34)	2,733
	$13,046	$4	$(127)	$12,923
13

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Determinable life intangibles:
Patents and technology	$1,410	$(992)	$418	$1,438	$(935)	$503
Customer relationships	1,894	(837)	1,057	1,904	(749)	1,155
Trademarks	189	(126)	63	194	(118)	76
Other	296	(260)	36	294	(234)	60
	3,789	(2,215)	1,574	3,830	(2,036)	1,794
Indefinite life intangibles:
Trademarks	714	-	714	720	-	720
	$4,503	$(2,215)	$2,288	$4,550	$(2,036)	$2,514

Amortization expense related to intangible assets for the three and nine months ended September 30, 2014 was $61 million and $199 million, respectively. Amortization expense related to intangible assets for the three and nine months ended September 30, 2013 was $81 million and $241 million, respectively.

We completed our annual impairment testing of goodwill and indefinite-lived intangibles as of March 31, 2014 and determined that there was no impairment as of that date. No further matters have arisen subsequent to that date which have resulted in a change to this assessment.

Note 10. Long-term Debt and Credit Agreements

	September 30,	December 31,
	2014	2013
3.875% notes due 2014	$-	$600
Floating rate notes due 2015	700	700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	31	35
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	501	381
	6,949	7,433
Less: current portion	(189)	(632)
	$6,760	$6,801
14

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The schedule of principal payments on long-term debt is as follows:

September 30, 2014
2014	$25
2015	910
2016	493
2017	457
2018	904
Thereafter	4,160
6,949
Less: current portion	(189)
$6,760

In February 2014, the Company repaid its $600 million of 3.875 percent notes. The repayment was funded through the issuance of commercial paper.

Note 11. Financial Instruments and Fair Value Measures

Credit and Market Risk—Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest and currency exchange rates and commodity prices. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates, currency exchange rates, restricting the use of derivative financial instruments to hedging activities.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At September 30, 2014 and December 31, 2013, we had contracts with notional amounts of $5,881 million and $7,298 million respectively, to exchange foreign currencies, principally the Euro, Canadian Dollar, U.S. Dollar, Indian Rupee, Chinese Renminbi, Mexican Peso, British Pound, Swiss Franc and Czech Koruna.

15

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Interest Rate Risk Management— We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2014 and December 31, 2013, interest rate swap agreements designated as fair value hedges effectively changed $1,100 million and $1,700 million, respectively, of fixed rate debt at a rate of 4.00 and 3.96, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2023.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Assets:
Foreign currency exchange contracts	$25	$20
Available for sale investments	1,727	826
Interest rate swap agreements	74	63

Liabilities:
Foreign currency exchange contracts	$14	$27
Interest rate swap agreements	-	8

The foreign currency exchange contracts and interest rate swap agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company holds investments in marketable equity securities that are designated as available for sale and are valued using quoted market prices. As such, these investments are classified within level 1. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale and are valued using market transactions in over-the-counter markets. As such, these investments are classified within level 2.

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

16

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$277	$275	$250	$245
Liabilities
Long-term debt and related current maturities	$6,949	$7,752	$7,433	$8,066

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

At September 30, 2014 the Company had nonfinancial assets, principally property, plant and equipment, with a net book value of $22 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and the Company recognized losses of $1 million and $21 million in the three and nine months ended September 30, 2014, respectively, primarily in connection with our repositioning actions (see Note 4 Repositioning and Other Charges). At September 30, 2013, the Company had nonfinancial assets with a net book value of $9 million that were accounted for at fair value on a nonrecurring basis. Based on the fair value of these assets the Company recognized losses of $3 million and $9 million, respectively, in the three and nine months ended September 30, 2013. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its non-recurring level 3 fair value measures. Inputs to such measures include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of fair value or non-recurring level 3 measurements. To the extent observable inputs are not available the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long-term growth rates and applicable discount rates.

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

17

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Fair value of derivatives classified as assets consist of the following:

		September 30,	December 31,
Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accounts, notes, and other receivables	$22	$16
Interest rate swap agreements	Other assets	74	63

		September 30,	December 31,
Not Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accounts, notes, and other receivables	$3	$4

Fair value of derivatives classified as liabilities consist of the following:

		September 30,	December 31,
Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accrued liabilities	$12	$23
Interest rate swap agreements	Accrued liabilities	-	8

		September 30,	December 31,
Not Designated as a Hedge	Balance Sheet Classification	2014	2013
Foreign currency exchange contracts	Accrued liabilities	$2	$4

Gains (losses) recognized in other comprehensive income (effective portions) consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Designated Cash Flow Hedge	2014	2013	2014	2013
Foreign currency exchange contracts	$(2)	$(8)	$30	$(47)

Gains (losses) reclassified from accumulated other comprehensive income to income consist of the following:

		Three Months Ended		Nine Months Ended
Designated		September 30,		September 30,
Cash Flow Hedge	Income Statement Location	2014	2013	2014	2013
	Product sales	$2	$(3)	$-	$(5)
Foreign currency	Cost of products sold	2	-	5	(3)
exchange contracts	Selling, general and administrative expenses	3	(2)	3	(4)

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and nine months ended September 30, 2014, we recognized $9 million of losses and

18

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

$19 million of gains, respectively, in earnings on interest rate swap agreements. For the three and nine months ended September 30, 2013, we recognized $4 million and $63 million of losses, respectively, in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $99 million and $124 million of expense in Other (Income) Expense for the three and nine months ended September 30, 2014, respectively. We recognized $82 million and $70 million of income in Other (Income) Expense for the three and nine months ended September 30, 2013, respectively. See Note 5 Other (Income) Expense for the net impact of these economic foreign currency hedges.

Note 12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

			Changes in	Changes in
	Foreign	Pension	Fair Value of	Fair Value of
	Exchange	and Other	Available	Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	(484)	-	(8)	18	(474)
Amounts reclassified from accumulated other comprehensive income	-	13	(71)	(5)	(63)
Net current period other comprehensive income (loss)	(484)	13	(79)	13	(537)
Balance at September 30, 2014	$(180)	$368	$91	$2	$281

			Changes in	Changes in
	Foreign	Pension	Fair Value of	Fair Value of
	Exchange	and Other	Available	Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(126)	187	95	(32)	124
Amounts reclassified from accumulated other comprehensive income	-	(7)	-	11	4
Net current period other comprehensive income (loss)	(126)	180	95	(21)	128
Balance at September 30, 2013	$230	$(1,668)	$252	$(25)	$(1,211)
19

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Reclassifications Out of Accumulated Other Comprehensive Income

	Nine Months Ended September 30, 2014
	Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$13	$2	$3	$-	$18
Prior service cost recognized	-	1	-	-	-	1
Transition obligation recognized	-	1	-	-	-	1
Gains on cash flow hedges	-	(4)	-	(2)	-	(6)
Unrealized gains on available for sale investments	-	-	-	-	(105)	(105)
Total before tax	$-	$11	$2	$1	$(105)	$(91)
Tax expense						28
Total reclassifications for the period, net of tax						$(63)

	Nine Months Ended September 30, 2013
	Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$15	$3	$4	$-	$22
Prior service cost recognized	-	6	1	1	-	8
Transition obligation recognized	-	1	-	-	-	1
Settlements and curtailments	-	(30)	(6)	(6)	-	(42)
Losses on cash flow hedges	5	4	-	4	-	13
Total before tax	$5	$(4)	$(2)	$3	$-	$2
Tax expense						2
Total reclassifications for the period, net of tax						$4
20

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Noncontrolling Interest

Changes in noncontrolling interest consist of the following:

	Nine Months Ended
	September 30,
	2014	2013
Balance beginning of period, December 31	$112	$90
Interest bought	(7)	-
Comprehensive income (loss) attributable to the noncontrolling interest	35	(4)
Dividends paid	(13)	(5)
Contributions from noncontrolling interest holders	-	28
Other owner changes	(1)	5
Balance end of period	$126	$114

In the nine months ended September 30, 2014, there was a $6 million decrease to Honeywell additional paid in capital for purchases of existing noncontrolling interests.

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

The roll forward of redeemable noncontrolling interest is as follows:

	Nine Months Ended
	September 30,
	2014	2013
Balance beginning of period, December 31	$167	$150
Net income	35	22
Distributions	(22)	(21)
Adjustments to redemption value	21	7
Other	3	3
Balance end of period, September 30	$204	$161
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

In July 2014, following the closing of the sale of its Friction Materials business, the Company announced the realignment of its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company has three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. Effective with the quarter ended September 30, 2014, the Company has reported its financial performance based on the inclusion of Transportation Systems in Aerospace.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period presentation.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales
Aerospace
Products	$2,658	$2,648	$8,170	$7,982
Services	1,237	1,241	3,586	3,676
Total	3,895	3,889	11,756	11,658
Automation and Control Solutions
Products	3,351	3,076	9,713	8,833
Services	320	299	927	891
Total	3,671	3,375	10,640	9,724
Performance Materials and Technologies
Products	2,081	1,969	6,330	6,096
Services	461	414	1,314	1,190
Total	2,542	2,383	7,644	7,286
	$10,108	$9,647	$30,040	$28,668

Segment Profit
Aerospace	$790	$730	$2,252	$2,101
Automation and Control Solutions	583	523	1,587	1,413
Performance Materials and Technologies	444	413	1,392	1,325
Corporate	(58)	(51)	(167)	(157)
Total segment profit	1,759	1,615	5,064	4,682

Other income (expense)(a)	11	(10)	132	22
Interest and other financial charges	(77)	(80)	(236)	(244)
Stock compensation expense(b)	(41)	(38)	(143)	(129)
Pension ongoing income(b)	62	22	187	68
Other postretirement expense(b)	(12)	(5)	(37)	(7)
Repositioning and other charges (b)	(122)	(120)	(453)	(419)
Income before taxes	$1,580	$1,384	$4,514	$3,973

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
23

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Pension and Other Postretirement Benefits

Net periodic pension and other postretirement benefits costs for our significant defined benefit plans include the following components:

Pension Benefits

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$61	$68	$181	$204
Interest cost	193	169	578	505
Expected return on plan assets	(314)	(268)	(943)	(804)
Amortization of prior service cost	5	5	17	17
	$(55)	$(26)	$(167)	$(78)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$14	$14	$43	$42
Interest cost	58	53	176	160
Expected return on plan assets	(89)	(76)	(268)	(228)
Amortization of transition obligation	-	-	1	1
Amortization of prior service (credit)	(1)	-	(2)	(1)
	$(18)	$(9)	$(50)	$(26)

Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$-	$-	$-	$-
Interest cost	11	9	31	33
Amortization of prior service (credit)	(5)	(5)	(15)	(8)
Recognition of actuarial losses	6	2	18	22
Settlements and curtailments	-	-	-	(42)
	$12	$6	$34	$5

In the nine months ended September 30, 2014, the Company contributed $117 million of marketable securities and $29 million of cash to its non-U.S. pension plans.

In the nine months ended September 30, 2013, Honeywell amended its U.S. retiree medical plan to no longer offer certain retirees Honeywell group coverage. This plan amendment reduced the accumulated postretirement benefit obligation by $166 million, which will be recognized as part of net periodic postretirement benefit cost over the expected future lifetime of the remaining participants in the plan. The Company also amended its U.S. retiree medical plan eliminating the Company subsidy for certain union employees. This plan amendment resulted in a curtailment gain of $42 million in the second quarter of 2013 which was included as part of net periodic postretirement benefit cost.

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2013	$643
Accruals for environmental matters deemed probable and reasonably estimable	186
Environmental liability payments	(202)
Other	1
September 30, 2014	$628

Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2014	December 31, 2013
Accrued liabilities	$304	$304
Other liabilities	324	339
	$628	$643

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2013	$656	$955	$1,611
Accrual for update to estimated liability	167	3	170
Asbestos related liability payments	(163)	(25)	(188)
September 30, 2014	$660	$933	$1,593

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2013	$141	$531	$672
Probable insurance recoveries related to estimated liability	18	-	18
Insurance receivables settlements	2	7	9
Insurance receipts for asbestos related liabilities	(13)	(184)	(197)
Other	-	(1)	(1)
September 30, 2014	$148	$353	$501

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30,	December 31,
	2014	2013
Other current assets	$35	$77
Insurance recoveries for asbestos related liabilities	466	595
	$501	$672
Accrued liabilities	$462	$461
Asbestos related liabilities	1,131	1,150
	$1,593	$1,611

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the Trust which qualify for payment under the Trust Distribution Procedures, subject to annual caps of $140 million in the years 2014 through 2018 and $145 million for each year thereafter, provided, however, that the first $100 million of claims processed through the NARCO Trust (the “Initial Claims Amount”) will not count against the first year annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. As of September 30, 2014, Honeywell has not made any payments to the NARCO Trust for these claims.

Honeywell will also be responsible for the following funding obligations which are not subject to the annual cap described above: a) previously approved payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings which provide that a portion of these settlements is to be paid by the NARCO Trust, which amounts are estimated at $130 million and are expected to be paid during the first year of trust operations ($91 million of which was paid in 2013 and $20 million of which was paid in the first nine months of 2014 with an additional $2 million of which has been approved and will be paid in the fourth quarter of 2014) and, b) payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria, which amounts are estimated at $150 million and are expected to be paid during the first two years of trust operations (as of September 30, 2014 there have been no payments, however, $3 million is expected to be paid in the fourth quarter of 2014).

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

Friction Products—The following tables present information regarding Bendix-related asbestos claims activity:

	Nine Months Ended September 30,	Year Ended December 31,
Claims Activity	2014	2013	2012
Claims Unresolved at the beginning of period	12,302	23,141	22,571
Claims Filed during the period	2,949	4,527	3,920
Claims Resolved during the period(a)	(3,899)	(15,366)	(3,350)
Claims Unresolved at the end of period	11,352	12,302	23,141

(a) Claims resolved during the nine months ended September 30, 2014 include 2,110 cancer claims which were determined to have no value. Claims resolved during the year ended December 31, 2013 included significantly aged (i.e., pending for more than six years) claims totaling 12,250 of which 92% were non-malignant.

Disease Distribution of Unresolved Claims	September 30,	December 31,
	2014	2013	2012
Mesothelioma and Other Cancer Claims	4,484	5,810	5,367
Nonmalignant Claims	6,868	6,492	17,774
Total Claims	11,352	12,302	23,141

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in whole dollars)
Malignant claims	$51,000	$49,000	$48,000	$54,000	$50,000
Nonmalignant claims	$850	$1,400	$1,000	$1,300	$200

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

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusion of the CAPS in the 2003 MCBA. The UAW sought a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $105 million, reflecting the estimated value of these CAPS.

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

We have reviewed the accompanying consolidated balance sheet of Honeywell International Inc. and its subsidiaries as of September 30, 2014, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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
October 17, 2014

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. (“Honeywell” or the “Company”) for the three and nine months ended September 30, 2014. The financial information as of September 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

In April 2014, the Company announced the realignment of our Honeywell Process Solutions business from Automation and Control Solutions into Performance Materials and Technologies. Effective with the quarter ended June 30, 2014, the Company has reported its financial performance based on the inclusion of Honeywell Process Solutions in Performance Materials and Technologies.

In July 2014, following the closing of the sale of its Friction Materials business, the Company announced the realignment of its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company has three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. Effective with the quarter ended September 30, 2014, the Company has reported its financial performance based on the inclusion of Transportation Systems in Aerospace.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period presentation.

A.	Results of Operations – three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013

Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$10,108	$9,647	$30,040	$28,668
% change compared with prior period	5%		5%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	4%	3%
Price	1%	-
Acquisitions/Divestitures	-	2%
	5%	5%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of products and services sold	$7,128	$6,942	$21,391	$20,752
% change compared with prior period	3%		3%

Gross Margin percentage	29.5%	28.0%	28.8%	27.6%
33

Cost of products and services sold increased by $186 million or 3 percent in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 principally due to an increase in direct material costs of approximately $140 million (driven primarily by higher sales volume) and acquisitions, partially offset by an increase in pension income of approximately $30 million.

Cost of products and services sold increased by $639 million or 3 percent in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 principally due to an increase in direct material costs of approximately $515 million (driven primarily by higher sales volume), acquisitions and higher repositioning and other charges of approximately $55 million, partially offset by an increase in pension income of approximately $85 million.

Gross margin percentage increased by 1.5 percentage points in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 primarily due to higher gross margin in our Aerospace and Automation and Control Solutions businesses (approximately 1.1 percentage point impact collectively) and increased pension income (approximately 0.3 percentage point impact), partially offset by lower repositioning and other charges (approximately 0.1 percentage point impact).

Gross margin percentage increased by 1.2 percentage points in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily due to higher gross margin in each of our business segments (approximately 0.8 percentage point impact collectively) and increased pension income (approximately 0.3 percentage point impact), partially offset by higher repositioning and other charges (approximately 0.2 percentage point impact).

For further discussion of segment results see “Review of Business Segments”.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Selling, general and administrative expense	$1,344	$1,242	$4,058	$3,752
Percent of sales	13.3%	12.9%	13.5%	13.1%

Selling, general and administrative expenses (SG&A) increased as a percentage of sales by 0.4 percentage points in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 and 0.4 percentage points in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily driven by increased labor costs (primarily acquisitions, merit increases and investment for growth) partially offset by higher sales and decreased repositioning and other charges.

Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Equity income of affiliated companies	$(10)	$(11)	$(27)	$(31)
Gain on sale of available for sale investments	-	-	(105)	-
Loss on sale of non-strategic businesses and assets	1	-	11	-
Interest income	(24)	(15)	(71)	(47)
Foreign exchange	11	21	30	24
Other, net	1	4	3	1
	$(21)	$(1)	$(159)	$(53)

Other Income increased by $20 million in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 primarily due to lower expense from foreign exchange and an increase in interest income.

Other Income increased by $106 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to $105 million of realized gain related to the sale of marketable equity securities, partially offset by higher foreign exchange expense. The securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008.

Interest and Other Financial Charges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and other financial charges	$77	$80	$236	$244
% change compared with prior period	(4)%		(3)%

Interest and other financial charges decreased by $3 million in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 and decreased by $8 million in the nine months ended 2014 compared with the nine months ended September 30, 2013 primarily due to lower borrowing costs partially, offset by higher debt balances.

Tax Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Tax expense	$388	$377	$1,160	$975
Effective tax rate	24.6%	27.2%	25.7%	24.5%

The effective tax rate decreased by 2.6 percent in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 primarily due to decreased tax expense related to the resolution of tax audits, partially offset by the impact of more income in jurisdictions with higher tax rates, additional tax reserves and increase in our nine month tax rate to be in line with our full year projected tax rate.

The effective tax rate increased by 1.2 percent in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily due to the impact of more income in jurisdictions with higher tax rates, additional tax reserves, increase in our nine month tax rate to be in line with our full year projected tax rate and the absence of law changes enacted in 2013, partially offset by decreased tax expense due to the resolution of tax audits.

The effective tax rates for the three and nine months periods ending in 2014 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates, increased tax benefits from the resolution of tax audits and benefits from manufacturing incentives.

The effective tax rates for the three and nine months periods ending in 2013 were lower than the statutory rate of 35 percent due, in part, to foreign earnings taxed at lower rates and benefits from manufacturing incentives and U.S tax credits.

Net Income Attributable to Honeywell

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to Honeywell	$1,167	$990	$3,283	$2,977

Earnings per share of common stock – assuming dilution	$1.47	$1.24	$4.13	$3.73

Earnings per share of common stock – assuming dilution increased by $0.23 per share in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 primarily due to increased segment profit in each of our business segments, increased pension income and higher other income as previously discussed, partially offset by increased tax expense.

Earnings per share of common stock – assuming dilution increased by $0.40 per share in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily due to increased segment profit in each of our business segments, increased pension income and higher other income as previously discussed, partially offset by increased tax expense and higher repositioning and other charges.

Review of Business Segments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales
Aerospace
Products	$2,658	$2,648	$8,170	$7,982
Services	1,237	1,241	3,586	3,676
Total	3,895	3,889	11,756	11,658
Automation and Control Solutions
Products	3,351	3,076	9,713	8,833
Services	320	299	927	891
Total	3,671	3,375	10,640	9,724
Performance Materials and Technologies
Products	2,081	1,969	6,330	6,096
Services	461	414	1,314	1,190
Total	2,542	2,383	7,644	7,286
	$10,108	$9,647	$30,040	$28,668

Segment Profit
Aerospace	$790	$730	$2,252	$2,101
Automation and Control Solutions	583	523	1,587	1,413
Performance Materials and Technologies	444	413	1,392	1,325
Corporate	(58)	(51)	(167)	(157)
Total segment profit	1,759	1,615	5,064	4,682

Other income (expense)(a)	11	(10)	132	22
Interest and other financial charges	(77)	(80)	(236)	(244)
Stock compensation expense(b)	(41)	(38)	(143)	(129)
Pension ongoing income(b)	62	22	187	68
Other postretirement expense(b)	(12)	(5)	(37)	(7)
Repositioning and other charges (b)	(122)	(120)	(453)	(419)
Income before taxes	$1,580	$1,384	$4,514	$3,973

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
37

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2014	2013	Change	2014	2013	Change
Aerospace Sales
Commercial Original Equipment	$706	$672	5%	$2,086	$2,046	2%
Commercial Aftermarket	1,171	1,147	2%	3,371	3,296	2%
Defense and Space	1,190	1,154	3%	3,459	3,539	(2)%
Transportation Systems	828	916	(10)%	2,840	2,777	2%
Total Aerospace Sales	3,895	3,889		11,756	11,658

Automation and Control Solutions Sales
Energy Safety & Security	2,449	2,174	13%	7,144	6,258	14%
Building Solutions & Distribution	1,222	1,201	2%	3,496	3,466	1%
Total Automation and Control Solutions Sales	3,671	3,375		10,640	9,724

Performance Materials and Technologies
UOP	761	704	8%	2,435	2,186	11%
Process Solutions	787	754	4%	2,285	2,256	1%
Advanced Materials	994	925	7%	2,924	2,844	3%
Total Performance Materials and Technologies Sales	2,542	2,383		7,644	7,286
Net Sales	$10,108	$9,647		$30,040	$28,668

Aerospace

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Net sales	$3,895	$3,889	-	$11,756	$11,658	1%
Cost of products and services sold	2,856	2,919		8,767	8,837
Selling, general and administrative expenses	181	173		536	523
Other	68	67		201	197
Segment profit	$790	$730	8%	$2,252	$2,101	7%

	2014 vs. 2013
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	6%	2%	7%
Acquisitions, divestitures and other, net	(3)%	2%	(1)%	-
Total % Change	-	8%	1%	7%

Aerospace sales were flat in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 driven primarily by an increase in organic sales, offset by the Friction Materials divestiture.

Aerospace sales increased by 1 percent in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 driven primarily by an increase in organic sales, partially offset by the Friction Materials divestiture.

•	Commercial Original Equipment sales increased by 5 percent and 2 percent for the quarter and nine months ended September 30, 2014, respectively, driven primarily by higher air transport volumes, consistent with the OE Manufacturers’ (OEM) higher production rates, and business and general aviation engine shipments.

•	Commercial Aftermarket sales increased by 2 percent for the quarter and nine months ended September 30, 2014, driven primarily by higher sales of spare parts to air transport and regional customers, partially offset by a decline in retrofits, modifications and upgrades and lower repair and overhaul activities.

•	Defense and Space sales increased by 3 percent for the quarter ended September 30, 2014, driven primarily by growth in international programs, partially offset by lower government services revenue.

Defense and Space sales decreased by 2 percent for the nine months ended September 30, 2014, primarily due to lower government services revenue, partially offset by growth in international programs.

•	Transportation Systems sales decreased by 10 percent (4 percent organic increase) for the quarter ended September 30, 2014, primarily due to the divestiture of the Friction Materials business and moderating light vehicle production volumes in Europe, partially offset by continued growth from new platform launches, higher global turbo gas penetration and increased commercial vehicle demand in Europe.

Transportation Systems sales increased by 2 percent (5 percent organic) for the nine months ended September 30, 2014, driven primarily by continued growth from new platform launches, higher global turbo gas penetration and increased commercial vehicle demand in Europe, as well as a favorable impact from foreign exchange, partially offset by the divestiture of the Friction Materials business.

Aerospace segment profit increased by 8 percent in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 due to a 6 percent increase in operational segment profit and a 2 percent favorable impact from lower OEM payments and benefit from the Friction Materials divestiture. The increase in operational segment profit is driven primarily by favorable price and productivity, net of inflation. Cost of products and services sold totaled $2.9 billion for the quarter ended September 30, 2014, a decrease of $63 million primarily due to the factors discussed above (excluding price).

Aerospace segment profit increased by 7 percent for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 due to a 7 percent increase in operational segment profit, driven primarily by commercial sales growth, as discussed above, including favorable price and productivity, net of inflation. Cost of products and services sold totaled $8.8 billion for the nine months ended September 30, 2014, a decrease of $70 million primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Net sales	$3,671	$3,375	9%	$10,640	$9,724	9%
Cost of products and services sold	2,385	2,228		6,935	6,422
Selling, general and administrative expenses	638	560		1,924	1,700
Other	65	64		194	189
Segment profit	$583	$523	11%	$1,587	$1,413	12%
39

	2014 vs. 2013
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	8%	3%	7%
Foreign exchange	1%	-	-	-
Acquisitions and divestitures, net	4%	3%	6%	5%
Total % Change	9%	11%	9%	12%

Automation and Control Solutions (“ACS”) sales increased by 9 percent in the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 primarily due to growth from acquisitions, net of divestitures and organic sales growth.

•	Sales in Energy, Safety & Security increased by 13 percent (6 percent organic) in the quarter ended September 30, 2014 principally due to (i) acquisitions, net of divestitures, (ii) increases in sales volumes in our Industrial Safety business, primarily in the Americas and Europe, (iii) higher sales volumes in the Environmental and Combustion Controls business and security products driven by strong U.S. residential market conditions and new product introductions and (iv) increases in sales volumes in our Scanning and Mobility business.

•	Sales in Energy, Safety & Security increased by 14 percent (4 percent organic) in the nine months ended September 30, 2014 principally due to (i) acquisitions, net of divestitures, (ii) higher global sales volumes in the Environmental and Combustion Controls business driven by strong U.S. residential market conditions and new product introductions and (iii) increases in sales volumes in our Industrial Safety business primarily in the Americas and Europe.

•	Sales in Building Solutions & Distribution increased by 2 percent in the quarter ended September 30, 2014 and 1 percent in the nine months ended September 30, 2014 principally due to increased sales volumes in our Americas Distribution business partially offset by softness in the U.S. energy retrofit business. Building Solutions backlog increased in the nine months ended September 30, 2014.

ACS segment profit increased by 11 percent in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 due to an 8 percent increase in operational segment profit and a 3 percent increase from acquisitions. The increase in operational segment profit is primarily due to higher sales volumes as discussed above, and the positive impact of price and productivity, net of inflation, partially offset by continued investment for growth. Cost of products and services sold totaled $2.4 billion for the quarter ended September 30, 2014, an increase of $157 million which is primarily due to higher sales volume and inflation, partially offset by productivity, acquisitions, net of divestitures and the favorable impact of foreign exchange.

ACS segment profit increased by 12 percent in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 due to a 7 percent increase in operational segment profit and a 5 percent increase from acquisitions, net of divestitures. The increase in operational segment profit is primarily due to higher sales volumes as discussed above and the positive impact of price and productivity, net of inflation, partially offset by continued investment for growth. Cost of products and services sold totaled $6.9 billion for the nine months ended September 30, 2014, an increase of $513 million which is primarily due to acquisitions, net of divestitures, higher sales volume and inflation and the unfavorable impact of foreign exchange partially offset by productivity.

Performance Materials and Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Net sales	$2,542	$2,383	7%	$7,644	$7,286	5%
Cost of products and services sold	1,804	1,686		5,367	5,111
Selling, general and administrative expenses	261	251		784	752
Other	33	33		101	98
Segment profit	$444	$413	8%	$1,392	$1,325	5%

	2014 vs. 2013
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	7%	8%	5%	5%
Total % Change	7%	8%	5%	5%

Performance Materials and Technologies sales increased by 7 percent in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 and 5 percent for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 due to an increase in organic sales.

•	UOP sales increased by 8 percent (7 percent organic) in the quarter ended September 30, 2014 and 11 percent in the nine months ended September 30, 2014 driven primarily by higher catalysts and gas processing volumes, partially offset by lower equipment and service revenues. We expect sales to decline in the fourth quarter of 2014 due to project timing as well as stronger volume growth in the fourth quarter of 2013 as compared to the fourth quarter of 2014.

•	Process Solutions sales increased 4 percent (5 percent organic) in the quarter ended September 30, 2014 and 1 percent (3 percent organic) in the nine months ended September 30, 2014 driven primarily by volume growth in service and software solutions and field products. Project and service orders and backlog increased in the quarter and nine months ended September 30, 2014.

•	Advanced Materials sales increased by 7 percent in the quarter ended September 30, 2014 and 3 percent in the nine months ended September 30, 2014 driven primarily by increased volume in Fluorine Products and Resins and Chemicals, partially offset by unfavorable pricing most significantly in Fluorine Products and Resins and Chemicals (for the first six months of 2014). We anticipate unfavorable pricing to continue through the fourth quarter.

Performance Materials and Technologies segment profit increased by 8 percent in the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 primarily due to higher sales volumes, as discussed above, and favorable price and productivity, net of inflation, partially offset by continued investment for growth. Cost of products and services sold totaled $1.8 billion for the quarter ended September 30, 2014 September 30, 2014, an increase of $118 million, which is primarily due to higher volume, inflation and continued investment for growth partially offset by productivity.

Performance Materials and Technologies segment profit increased by 5 percent compared with the nine months ended September 30, 2013 primarily due to higher sales volumes, as discussed above, and productivity, net of inflation, partially offset by unfavorable Advanced Materials pricing (which is anticipated to continue through the fourth quarter) and continued investment for growth. Cost of products and services sold totaled $5.4 billion for the nine months ended September 30, 2014, an increase $256 million, which is primarily due to higher volume and continued investment for growth partially offset by productivity net of inflation.

Repositioning and Other Charges

See Note 4 of Notes to Financial Statements for a discussion of repositioning and other charges incurred in the three and nine months ended September 30, 2014 and 2013. Our repositioning actions are expected to generate incremental pretax savings of approximately $125 million in 2014 compared with 2013 principally from planned workforce reductions. Cash expenditures for severance and other exit costs necessary to execute these actions were $108 million in the nine months ended September 30, 2014 and were funded through operating cash flows. Cash expenditures for severance and other exit costs necessary to execute the remaining actions are expected to be approximately $150 million in 2014 and will be funded through operating cash flows.

B.	Liquidity and capital resources

Cash flow summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, are summarized as follows:

	2014	2013
Cash provided by (used for):
Operating activities	$3,262	$2,667
Investing activities	(1,639)	(1,554)
Financing activities	(1,503)	(133)
Effect of exchange rate changes on cash	(114)	(115)
Net increase in cash and cash equivalents	$6	$865

Cash provided by operating activities increased by $595 million during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily due to (i) a $541 million increase of income before taxes, (ii) reduced net payments for repositioning and other charges of $216 million (primarily due to the collection of a $130 million asbestos receivable due from one of our insurance carriers and lower asbestos related payments of $75 million), (iii) reduced cash contributions to our pension and other postretirement plans of $130 million, partially offset by a $146 million unfavorable impact from working capital (driven by higher receivables due to timing of sales within the quarter and inventory to support sales growth, partially offset by improved accounts payable performance) and higher cash tax payments of approximately $31 million.

Cash used for investing activities increased by $85 million during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily due to (i) a net $960 million increase in investments (primarily short-term marketable securities), (ii) an increase of approximately $213 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities, (iii) a $133 million increase in expenditures for property, plant and equipment, partially offset by a decrease in cash paid for acquisitions of $1,059 million (most significantly Intermec and RAE Systems, Inc. in 2013) and an increase in proceeds from the sales of businesses of $157 million (most significantly Friction Materials).

Cash used for financing activities increased by $1,370 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to by a decrease in the net proceeds from debt issuances of $1,123 million, an increase in cash dividends paid of $106 million and lower net proceeds from issuance of common stock of $76 million.

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

In 2014, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash or marketable securities of approximately $150 million to our non-U.S. plans to satisfy regulatory funding standards. In the first nine months of 2014, we contributed $117 million of marketable securities and $29 million of cash to our non-U.S. plans. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

The Company repurchased $138 million and $689 million of outstanding shares in the quarter and nine months ended September 30, 2014, respectively. Under the Company’s previously reported $5 billion share repurchase program, $4.3 billion remained available as of September 30, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2014 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 17 of Notes to Financial Statements.

Critical Accounting Policies

The financial information as of September 30, 2014 should be read in conjunction with the financial statements for the year ended December 31, 2013 contained in our Form 10-K filed on February 14, 2014.

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

See our 2013 Annual Report on Form 10-K (Item 7A). As of September 30, 2014, there has been no material change in this information.

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

Honeywell purchased 1,500,000 shares of its common stock, par value $1 per share, in the quarter ending September 30, 2014. Under the Company’s previously reported $5 billion share repurchase program, $4.3 billion remained available as of September 30, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time during 2014 to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock, par value $1 per share, for the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)

August 2014	1,500,000	$92.07	1,500,000	$4,311
44

Item 6.	EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q.
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 17, 2014	By:	/s/ Adam M. Matteo
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