Form 10-K
period 2014-12-31
HONEYWELL INTERNATIONAL INC
filed 2015-02-13
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $73.0 billion at June 30, 2014.

There were 782,663,047 shares of Common Stock outstanding at January 23, 2015.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 27, 2015.

PART I.

Item 1. Business

Honeywell International Inc. (Honeywell or the Company) is a diversified technology and manufacturing company, serving customers worldwide with aerospace products and services, turbochargers, control, sensing and security technologies for buildings, homes and industry, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and energy efficient products and solutions for homes, business and transportation. Honeywell was incorporated in Delaware in 1985.

We maintain an internet website at http://www.honeywell.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website under the heading “Investor Relations” (see “SEC Filings & Reports”) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its proxy statement for the 2015 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 12, 2015, and which will also be available free of charge on our website.

Major Businesses

We globally manage our business operations through three businesses that are reported as operating segments: Aerospace, Automation and Control Solutions (ACS), and Performance Materials and Technologies (PMT). Financial information related to our operating segments is included in Note 21 Segment Financial Data of Notes to Financial Statements.

The major products/services, customers/uses and key competitors of each of our operating segments are as follows:

Aerospace

Our Aerospace segment is a leading global supplier of aircraft engines, integrated avionics, systems and service solutions, and related products and services for aircraft manufacturers, airlines, aircraft operators, military services, and defense and space contractors. Aerospace is also a leading manufacturer of turbochargers to improve performance and efficiency of passenger cars and commercial vehicles. Our Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, electric power systems, engine controls, flight safety, communications, navigation, radar and surveillance systems, aircraft lighting, management and technical services, logistics services, advanced systems and instruments, aircraft wheels and brakes, repair and overhaul services and turbochargers and thermal systems. Aerospace sells its products to original equipment (OE) manufacturers in the air transport, regional, business and general aviation aircraft, and automotive and truck manufacturers segments, and provides spare parts and repair and maintenance services (principally to aircraft operators) for the aftermarket.

Automation and Control Solutions

Our ACS segment is a leading global provider of environmental and combustion controls, sensing controls, security and life safety products and services, scanning and mobility devices and building solutions and services for homes, commercial buildings and industrial facilities. Our ACS products and services include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; security, fire and gas detection; personal protection equipment; access control; video surveillance; remote patient monitoring systems; products for automatic identification and data collection; installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive; and automation and control solutions for industrial plants, including field instruments and advanced software and automation systems that integrate, control and monitor complex processes in many types of industrial settings as well as equipment that controls, measures and analyzes natural gas production and transportation.

Performance Materials and Technologies

Our PMT segment is a global leader in developing and manufacturing advanced materials, process technologies and automation solutions. PMT’s UOP business provides process technology, products, including catalysts and adsorbents, equipment and consulting services to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. PMT’s Process Solutions business is a pioneer in automation control, instrumentation and services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. PMT’s Advanced Materials businesses manufacture a wide variety of high-performance products, including fluorocarbons, hydrofluoroolefins, caprolactam, resins, ammonium sulfate fertilizer, phenol, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, and electronic materials and chemicals.

Competition

We are subject to active competition in substantially all product and service areas. Some of our key competitors are as follows:

•	Aerospace: Borg-Warner (automotive), Garmin, General Electric, Rockwell Collins, Thales and United Technologies

•	ACS: 3M, Johnson Controls, Schneider, Siemens and Zebra-Motorola

•	PMT: Albemarle, BASF, Dow, Dupont, Emerson and Sinopec

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

Aerospace Sales

Our sales to aerospace customers were 39%, 40%, and 41% of our total sales in 2014, 2013 and 2012, respectively. Our sales to commercial aerospace original equipment manufacturers were 6%, 7%, and 7% of our total sales in 2014, 2013 and 2012, respectively. In addition, our sales to commercial aftermarket customers of aerospace products and services were 11%, 11%, and 12% of our total sales in 2014, 2013 and 2012, respectively.

U.S. Government Sales

Sales to the U.S. Government (principally by our Aerospace segment), acting through its various departments and agencies and through prime contractors, amounted to $3,693 million, $3,856 million and $4,109 million in 2014, 2013 and 2012, respectively, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $2,792 million, $3,066 million and $3,273 million in 2014, 2013 and 2012, respectively. U.S. defense spending decreased in 2014 compared to 2013. We do not expect our overall operating results to be significantly affected by any proposed changes in 2015 federal defense spending due principally to the varied mix of the government programs which impact us (Original Equipment Manufacturers’ production, engineering development programs, aftermarket spares and repairs and overhaul programs), increases in direct foreign defense and space market sales, as well as our diversified commercial businesses.

Backlog

Our total backlog at December 31, 2014 and 2013 was $18,313 million and $17,512 million, respectively. We anticipate that approximately $12,605 million of the 2014 backlog will be filled in 2015. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

International Operations

We are engaged in manufacturing, sales, service and research and development globally. U.S. exports and foreign manufactured products are significant to our operations. U.S. exports comprised 14% of our total sales in each of 2014, 2013 and 2012. Foreign manufactured products and services, mainly in Europe and Asia, were 41% of our total sales in each of 2014, 2013 and 2012.

Manufactured Products and Systems and Performance of Services	Year Ended December 31, 2014
	Aerospace	Automation and Control Solutions	Performance Materials and Technologies
	(% of Total Sales)
U.S. Exports	20%	3%	21%
Non-U.S.	32%	67%	16%

Raw Materials

The principal raw materials used in our operations are generally readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials or commodities in 2014. We are not dependent on any one supplier for a material amount of our raw materials, except related to R240 (a key component in foam blowing agents), a raw material used in our PMT segment.

The costs of certain key raw materials, including cumene, fluorspar, R240, natural gas, perchloroethylene, sulfur and ethylene in our PMT business and nickel, steel, titanium and other metals in our Aerospace business, are expected to continue to fluctuate. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2015.

Patents, Trademarks, Licenses and Distribution Rights

Our segments are not dependent upon any single patent or related group of patents, or any licenses or distribution rights. In our judgment, our intellectual property rights are adequate for the conduct of our business. We believe that, in the aggregate, the rights under our patents, trademarks and licenses are generally important to our operations, but we do not consider any individual patent, trademark or any licensing or distribution rights related to a specific process or product, to be of material importance in relation to our total business.

Research and Development

The Company’s principal research and development activities are in the U.S., India, Europe and China. Research and development (R&D) expense totaled $1,892 million, $1,804 million and $1,847 million in 2014, 2013 and 2012, respectively. The increase in R&D expense of 5% in 2014 compared to 2013 was primarily due to increased expenditures for new product development in our ACS and PMT segments. Customer-sponsored (principally the U.S. Government) R&D activities amounted to an additional $1,034 million, $969 million and $835 million in 2014, 2013 and 2012, respectively.

Environment

We are subject to various federal, state, local and foreign government requirements regarding protection of human health and the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in some of our operations and products, as it is with other companies engaged in similar businesses.

We are and have been engaged in the handling, manufacture, use and disposal of many substances classified as hazardous by one or more regulatory agencies. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury, and that our handling, manufacture, use and disposal of these substances are in accord with environmental and safety laws and regulations. It is also possible that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use or disposal of these substances.

Among other environmental requirements, we are subject to the federal Superfund and similar state and foreign laws and regulations, under which we have been designated as a potentially responsible party that may be liable for cleanup costs associated with current and former operating sites and various hazardous waste sites, some of which are on the U.S. Environmental Protection Agency’s National Priority List. Although there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, to date we have not had to bear significantly more than our proportional share in multi-party situations taken as a whole.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business or markets that it serves, nor on its results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.

Employees

We have approximately 127,000 employees at December 31, 2014, of whom approximately 50,000 are located in the United States.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
David M. Cote, 62 2002(a)	Chairman of the Board and Chief Executive Officer since July 2002.

Darius Adamczyk, 49 2014

President and Chief Executive Officer Performance Materials and Technologies since April 2014. President of Honeywell Process Solutions from April 2012 to April 2014. President of Honeywell Scanning & Mobility from July 2008 to April 2012.

Katherine L. Adams, 50 2009	Senior Vice President and General Counsel since April 2009. Vice President and General Counsel from September 2008 to April 2009.

Roger Fradin, 61 2004	Vice Chairman since April 2014. President and Chief Executive Officer Automation and Control Solutions from January 2004 to April 2014.

Alexandre Ismail, 49 2009

President and Chief Executive Officer Automation and Control Solutions since April 2014. President Energy, Safety and Security from May 2013 to April 2014. President and Chief Executive Officer Transportation Systems from April 2009 to May 2013.

Mark R. James, 53 2007	Senior Vice President Human Resources, Procurement and Communications since November 2007.

Andreas C. Kramvis, 62 2008	Vice Chairman since April 2014. President and Chief Executive Officer Performance Materials and Technologies from March 2008 to April 2014.

Timothy O. Mahoney, 58 2009	President and Chief Executive Officer Aerospace since September 2009. Vice President Aerospace Engineering and Technology and Chief Technology Officer from March 2007 to August 2009.

Krishna Mikkilineni, 55 2010

Senior Vice President Engineering, Operations and Information Technology since April 2013. Senior Vice President Engineering and Operations from April 2010 to April 2013 and President Honeywell Technology Solutions from January 2009 to April 2013. Vice President Honeywell Technology Solutions from July 2002 to January 2009.

Thomas A. Szlosek, 51 2014

Senior Vice President and Chief Financial Officer since April 2014. Vice President of Corporate Finance from April 2013 to April 2014. Chief Financial Officer of Automation and Control Solutions from February 2007 to April 2013.

(a)	Also a Director.

Item 1A. Risk Factors

Cautionary Statement about Forward-Looking Statements

We describe many of the trends and other factors that drive our business and future results in Item 7. Management’s Discussion and Analysis of Financial Condition, Results of Operations and in other parts of this report (including this Item 1A). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near-and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below. These factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

Risk Factors

Our business, operating results, cash flows and financial condition are subject to the risks and uncertainties set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Macroeconomic and Industry Risks

Industry and economic conditions may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

•

Aerospace—Operating results of our business units within Aerospace are directly tied to cyclical industry and economic conditions, as well as changes in customer buying patterns with respect to aftermarket parts, supplier stability, factory transitions and capacity constraints. The operating results of our Commercial Original Equipment and Commercial aftermarket business units may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production or the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and global flying hours, which impacts business and general aviation aircraft utilization rates. Operating results in our Defense and Space Systems business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs. Operating results in our Transportation Systems business unit may be affected by the level of production and demand for automobiles and trucks equipped with turbochargers, regulatory changes regarding automobile and truck emissions and fuel economy, consumer demand and spending for automotive aftermarket products and delays in launch schedules for new automobile and truck platforms.

•

Automation and Control Solutions—Operating results may be adversely impacted by downturns in the level of global residential and commercial construction (including retrofits and upgrades), capital spending and operating expenditures on building and process automation, industrial plant capacity utilization and expansion, and inventory levels in distribution channels.

•

Performance Materials and Technologies—Operating results may be adversely impacted by downturns in the capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, raw material demand and supply volatility, and our ability to maximize our facilities’ production capacity and minimize downtime. Pricing of certain chemical products are driven by raw materials that are correlated to the price of oil, hence revenue could be significantly impacted by volatility in the price of oil.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange and other risks of international operations.

Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes), violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the cost of compliance with increasingly complex and often conflicting regulations worldwide can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

Operating outside of the United States also exposes us to foreign exchange risk, which we monitor and seek to reduce through hedging activities. However, foreign exchange hedging activities bear a financial cost and may not always be available to us or successful in eliminating such volatility. Finally, we generate significant amounts of cash outside of the United States that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose Honeywell to financial loss.

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

Significant changes in actual investment return on pension assets, discount rates, and other factors could adversely affect our results of operations and require cash pension contributions in future periods. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses which we record in the fourth quarter of each fiscal year, and, if applicable, in any quarter in which an interim re-measurement is triggered. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations.

Operational Risks

Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.

The cost of raw materials is a key element in the cost of our products, particularly in PMT (cumene, fluorspar, R240, natural gas, perchloroethylene, sulfur and ethylene) and Aerospace (nickel, steel, titanium and other metals). Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

Many major components, product equipment items and raw materials, particularly in Aerospace, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to employee attrition. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations.

Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in highly competitive markets with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (iv) develop, manufacture and bring new products to market quickly and cost-effectively, and (v) develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

We may be unable to successfully execute or effectively integrate acquisitions, and divestitures may not occur as planned.

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, (ii) the failure to integrate acquired businesses into Honeywell on schedule and/or to achieve expected synergies, (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions, and (iv) the discovery of unanticipated liabilities or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities or, with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification.

As a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.

U.S. Government contracts are subject to termination by the government, either for the convenience of the government or for our failure to perform consistent with the terms of the applicable contract. Our contracts with the U.S. Government are also subject to government audits that may recommend downward price adjustments and other changes. When appropriate and prudent, we have made adjustments and paid voluntary refunds in the past and may do so in the future.

We are also subject to government investigations of business practices and compliance with government procurement regulations. If, as a result of any such investigation or other government investigations (including violations of certain environmental, employment or export laws), Honeywell or one of its businesses were found to have violated applicable law, it could be suspended from bidding on or receiving awards of new government contracts, suspended from contract performance pending the completion of legal proceedings and/or have its export privileges suspended.

Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.

Mainly because of past operations and operations of predecessor companies, we are subject to potentially material liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures. We continue to incur remedial response and voluntary clean-up costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future. Various federal, state, local and foreign governments regulate the discharge of materials into the environment and can impose substantial fines and criminal sanctions for violations, and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require us to incur additional costs in the future that would have a negative effect on our financial condition or results of operations.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, product software designs which we believe are less susceptible to cyber attacks, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Cybersecurity incidents aimed at the software imbedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Legal and Regulatory Risks

Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.

Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of our deferred tax assets. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations including safety, performance and product certification regulations. Within Aerospace, the operating results of our Commercial Original Equipment and Commercial Aftermarket business units may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be effected by changes in government procurement regulations, while emissions, fuel economy and energy efficiency standards for motor vehicles can impact the Transportation Systems business unit. Within ACS, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. PMT’s results of operations can be affected by environmental, safety and energy efficiency standards and regulations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have approximately 1,250 locations, of which 264 are plants. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3. Legal Proceedings

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 19 Commitments and Contingencies of Notes to Financial Statements.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The Virginia Department of Environmental Quality (“DEQ”) has alleged that Honeywell’s facility in Hopewell, Virginia failed to comply with certain conditions of its wastewater discharge permit at various times between August 2013 and February 2014. Honeywell has met with the DEQ about this matter and negotiations to resolve it are ongoing. We do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Honeywell’s common stock is listed on the New York Stock Exchange. Market and dividend information for Honeywell’s common stock is included in Note 24 Unaudited Quarterly Financial Information of Notes to Financial Statements.

The number of record holders of our common stock at December 31, 2014 was 52,591.

Honeywell purchased 2,500,000 shares of its common stock, par value $1 per share, in the quarter ending December 31, 2014. Under the Company’s previously reported $5 billion share repurchase program, $4.1 billion remained available as of December 31, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock for the three months ended December 31, 2014:

Issuer Purchases of Equity Securities
Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
November 2014	2,500,000	$94.00	2,500,000	$4,076

Performance Graph

The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor’s (S&P) 500 Stock Index and a composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 65%/35% weighted basis, respectively (the Composite Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2009 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

HONEYWELL INTERNATIONAL INC.

This selected financial data should be read in conjunction with Honeywell’s Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$40,306	$39,055	$37,665	$36,529	$32,350
Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	4,239	3,924	2,926	1,858	1,944
Income from discontinued operations(1)	—	—	—	209	78

Net income attributable to Honeywell	4,239	3,924	2,926	2,067	2,022
Earnings Per Common Share
Basic:
Income from continuing operations	5.40	4.99	3.74	2.38	2.51
Income from discontinued operations	—	—	—	0.27	0.10

Net income attributable to Honeywell	5.40	4.99	3.74	2.65	2.61
Assuming dilution:
Income from continuing operations	5.33	4.92	3.69	2.35	2.49
Income from discontinued operations	—	—	—	0.26	0.10

Net income attributable to Honeywell	5.33	4.92	3.69	2.61	2.59
Dividends per share	1.87	1.68	1.53	1.37	1.21
Financial Position at Year-End
Property, plant and equipment—net	5,383	5,278	5,001	4,804	4,724
Total assets	45,451	45,435	41,853	39,808	37,834
Short-term debt	2,637	2,028	1,101	674	889
Long-term debt	6,046	6,801	6,395	6,881	5,755
Total debt	8,683	8,829	7,496	7,555	6,644
Redeemable noncontrolling interest	219	167	150	—	—
Shareowners’ equity	17,784	17,579	13,065	10,902	10,787

(1)	For the year ended December 31, 2011, income from discontinued operations includes a $178 million, net of tax gain, resulting from the sale of the Consumer Products Group business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three years ended December 31, 2014. All references to Notes relate to Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

In April 2014, the Company announced the realignment of our Honeywell Process Solutions business from Automation and Control Solutions (ACS) into Performance Materials and Technologies (PMT). The Company has reported its financial performance based on the inclusion of Honeywell Process Solutions in Performance Materials and Technologies for all periods presented.

In July 2014, following the closing of the sale of its Friction Materials business, the Company announced the realignment of its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company has three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. The Company has reported its financial performance based on the inclusion of Transportation Systems in Aerospace for all periods presented.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period presentation.

EXECUTIVE SUMMARY

For Honeywell, 2014 represented a year of strong performance despite a continued slow growth global environment. Honeywell’s 2014 revenues were $40.3 billion representing a 3% improvement compared to 2013 revenues of $39.1 billion. Our segment profit improved by 5%, more than one and one-half times revenue growth, evidencing the Company’s continued focus on operational excellence. We achieved strong segment profit expansion while reinvesting in our businesses through seed planting and continued focus on effective repositioning. The Company’s operational excellence and ability to expand profit faster than sales growth is due in part to a consistent, methodical application of several key internal business processes, the Honeywell Enablers, which drive improvements in organizational efficiency and service quality, bringing world-class products and services to markets faster and more cost effectively for our customers. We continued to execute on our key strategies for growth including penetration of high growth regions and investments in high return capital expenditures and new products and technologies, while maintaining our cost disciplines and leveraging the Honeywell Enablers.

The Company continues to invest for future growth as measured by a number of important metrics:

•

R&D spending at 4.7% of revenues was targeted at such high growth areas as natural gas processing, low global warming refrigerants and blowing agents, avionics equipment and technology, connected voice and wireless control devices and technologies, software and mobile app development and data science to deliver value.

•

Capital expenditures of $1,094 million (in addition to $947 million in 2013) principally related to the construction and expansion of Aerospace and PMT manufacturing facilities, as well as continued investment in our ACS facilities.

•	The Company recognized $184 million of charges relating to repositioning actions to support sustainable productivity in years to come.

•

The Company continued to monitor its portfolio of businesses to ensure they fit our long-term strategic plan. In 2014, the Company sold its Friction Materials business for approximately $155 million. In addition, the Company signed a definitive agreement to acquire Datamax-O’Neil, a global manufacturer of fixed and mobile printers, for $185 million (the transaction is expected to close in early 2015).

•

Expansion of Honeywell’s presence and sales in high growth regions and countries such as China, India, Latin America, the Middle East and Eastern Europe. Sales to customers outside the United States increased by 5% in 2014 and now account for approximately 55% of total revenues.

•

Operating cash flow grew by 16% in 2014 to $5,024 million. This operating cash flow performance enabled us to invest $1,094 million in capital expenditures, repay $600 million in long-term debt, provide a 15% increase in the Company’s cash dividend rate (vs. 2013) and repurchase 10.0 million shares of common stock.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2014	2013	2012
Net sales	$40,306	$39,055	$37,665
% change compared with prior period	3%	4%

The change in net sales is attributable to the following:

	2014 Versus 2013	2013 Versus 2012
Volume	3%	1%
Price	—	1%
Acquisitions/Divestitures	1%	2%
Other	(1)%	—

	3%	4%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	2014	2013	2012
Cost of products and services sold	$28,957	$28,364	$28,291
% change compared with prior period	2%	—
Gross Margin percentage	28.2%	27.4%	24.9%

Cost of products and services sold increased in 2014 compared with 2013 principally due to an increase in direct material and labor costs of approximately $645 million (driven by higher sales volume and acquisitions, net of divestitures) and an increase in pension and other postretirement benefit expense of approximately $35 million, partially offset by a decrease in repositioning and other charges of approximately $40 million.

Gross margin percentage increased in 2014 compared with 2013 principally due to higher gross margin in all of our business segments (approximately 0.7 percentage point impact collectively) and lower repositioning and other charges (approximately 0.1 percentage point impact), partially offset by higher pension and other postretirement benefit expense (approximately 0.1 percentage point impact).

Cost of products and services sold increased in 2013 compared with 2012 principally due to an increase in direct material costs of approximately $585 million and indirect material costs of approximately $115 million (driven by higher sales volume and acquisitions) and increased repositioning and other charges of approximately $140 million partially offset by a decrease in pension expense of approximately $760 million, primarily driven by the $650 million decrease in the pension mark-to-market adjustment allocated to cost of products and services sold (approximately $30 million in 2013 versus approximately $680 million in 2012).

Gross margin percentage increased in 2013 compared with 2012 principally due to lower pension expense (approximately 2.0 percentage point impact primarily driven by the decrease in the pension mark-to-market adjustment allocated to cost of products and services sold), higher segment gross margin in all of our business segments (approximately 0.5 percentage point impact collectively) and lower other postretirement expense (0.1 percentage point impact) partially offset by higher repositioning and other charges (approximately 0.4 percentage point impact).

Selling, General and Administrative Expenses

	2014	2013	2012
Selling, general and administrative expense	$5,518	$5,190	$5,218
% of sales	13.7%	13.3%	13.9%

Selling, general and administrative expenses (SG&A) increased in 2014 compared with 2013 as a percentage of sales primarily driven by an estimated $435 million increase in labor costs (primarily acquisitions, incentive compensation, merit increases and investment for growth) and an estimated $30 million increase in pension and other postretirement benefit expense, partially offset by a $25 million decrease in repositioning charges.

Selling, general and administrative expenses decreased in 2013 compared with 2012 as a percentage of sales primarily driven by (i) higher sales as a result of the factors discussed in the Review of Business Segments section of this MD&A, (ii) an estimated $270 million decrease in pension expense primarily driven by an approximately $250 million decrease in the pension mark-to-market charge allocated to SG&A (approximately $20 million in 2013 versus approximately $270 million in 2012) partially offset by an estimated $215 million increase in labor costs (primarily acquisitions, merit increases and investment for growth) and an $80 million increase in repositioning charges.

Tax Expense

	2014	2013	2012
Tax expense	$1,489	$1,450	$944
Effective tax rate	25.6%	26.8%	24.4%

For discussion of income taxes and the effective income tax rate, see Note 5 Income Taxes in the Notes to Financial Statements.

The effective income tax rates for 2014, 2013 and 2012 reflect pension mark-to-market adjustments and tax benefits associated with lower tax rates on non-U.S. earnings, the vast majority of which we intend to permanently reinvest outside the United States.

Net Income Attributable to Honeywell

	2014	2013	2012
Net income attributable to Honeywell	$4,239	$3,924	$2,926
Earnings per share of common stock—assuming dilution	$5.33	$4.92	$3.69

Earnings per share of common stock—assuming dilution increased in 2014 compared with 2013 primarily due to increased segment profit in each of our business segments and lower repositioning and other charges, partially offset by higher pension and other postretirement expense and increased tax expense.

Earnings per share of common stock—assuming dilution increased in 2013 compared with 2012 primarily due to lower pension expense, increased segment profit in each of our business segments and higher other income, partially offset by increased tax expense and higher repositioning and other charges.

BUSINESS OVERVIEW

Our consolidated operating results are principally impacted by:

•	Change in global economic growth rates and industry conditions and demand in our key end markets;

•	Overall sales mix, in particular the mix of Aerospace original equipment and aftermarket sales and the mix of ACS products, distribution and services sales;

•	The impact of fluctuations in foreign currency exchange rates (in particular the Euro), relative to the U.S. dollar;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation; and

•	The impact of the pension discount rate and asset returns on pension expense, including mark-to-market adjustments, and funding requirements.

Our 2015 areas of focus are supported by the Honeywell Enablers, including the Honeywell Operating System (HOS Gold), Velocity Product Development, Functional Transformation and the Honeywell User Experience. These areas of focus are generally applicable to each of our operating segments and include:

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

•	Driving organic growth through expansion of our localized footprint in high growth regions, including China, India, Eastern Europe, the Middle East and Latin America;

•	Driving inorganic growth through the identification of appropriate acquisition targets and deployment of our disciplined, rigorous M&A and integration processes;

•	Aligning and prioritizing capital expenditures for long-term growth, while considering short-term demand volatility;

•

Monitoring both suppliers and customers for signs of liquidity constraints, limiting exposure to any resulting inability to meet delivery commitments or pay amounts due, and identifying alternate sources of supply as necessary; and

•	Controlling Corporate and other non-operating costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and tax expense.

Review of Business Segments

	Years Ended December 31,			% Change
				2014 Versus 2013	2013 Versus 2012
	2014	2013	2012
Aerospace Sales
Commercial Original Equipment	$2,607	$2,651	$2,568	(2)%	3%
Commercial Aftermarket	4,578	4,459	4,364	3%	2%
Defense and Space	4,754	4,870	5,108	(2)%	(5)%
Transportation Systems	3,659	3,755	3,561	(3)%	5%

Total Aerospace Sales	15,598	15,735	15,601
Automation and Control Solutions Sales
Energy Safety & Security	9,738	8,756	8,123	11%	8%
Building Solutions & Distribution	4,749	4,709	4,664	1%	1%

Total Automation and Control Solutions Sales	14,487	13,465	12,787
Performance Materials and Technologies Sales
UOP	3,195	2,962	2,253	8%	31%
Process Solutions	3,122	3,091	3,093	1%	—
Advanced Materials	3,904	3,802	3,931	3%	(3)%

Total Performance Materials and Technologies Sales	10,221	9,855	9,277

Net Sales	$40,306	$39,055	$37,665

Aerospace

	2014	2013	Change	2012	Change
Net sales	$15,598	$15,735	(1)%	$15,601	1%
Cost of products and services sold	11,699	11,889		11,863
Selling, general and administrative expenses	712	705		763
Other	272	271		264

Segment profit	$2,915	$2,870	2%	$2,711	6%

Factors Contributing to Year-Over-Year Change	2014 vs. 2013		2013 vs. 2012
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	8%	1%	6%
Acquisitions, divestitures and other, net	(3)%	(6)%	—	—

Total % Change	(1)%	2%	1%	6%

2014 compared with 2013

Aerospace sales decreased primarily due to the Friction Materials divestiture and an increase in incentive payments due to air transport and regional and business and general aviation original equipment (OE) manufacturers (OEM Incentive Payments), partially offset by an increase in organic sales, as discussed below.

•

Commercial Original Equipment sales decreased by 2% (increased by 3% organic) primarily due to an increase in OEM Incentive Payments to air transport and regional OE manufacturers, partially offset by higher air transport volumes, consistent with the OE Manufacturers’ higher production rates, and business and general aviation engine shipments.

•	Commercial Aftermarket sales increased by 3% driven primarily by higher sales of spare parts to air transport and regional customers, partially offset by a decline in retrofits, modifications and upgrades and lower repair and overhaul activities for our business and general aviation customers.

•	Defense and Space sales decreased by 2% primarily due to lower U.S. government services revenue and the absence of a prior year royalty gain, partially offset by growth in international programs.

•

Transportation Systems sales decreased by 3% (increased by 5% organic) primarily due to the Friction Materials divestiture, partially offset by continued growth from new platform launches, higher global turbo gas penetration and increased commercial vehicle demand in Europe.

Aerospace segment profit increased by 2% due to an 8% increase in operational segment profit, partially offset by a 6% unfavorable impact from acquisitions, divestitures and other (predominantly higher OEM Incentive Payments and the absence of a prior year royalty gain), as discussed above. The increase in operational segment profit is driven primarily by favorable price and productivity, net of inflation. Cost of products and services sold totaled $11.7 billion in 2014, a decrease of $190 million, primarily due to the factors discussed above (excluding price).

2013 compared with 2012

Aerospace sales increased primarily due to favorable pricing, increased volumes in our Commercial Original Equipment business and increased licensing revenue (primarily due to a royalty gain in the fourth quarter), offset by decreased volumes in our Defense and Space and Commercial Aftermarket businesses and an increase in incentive payments due to business and general aviation and air transport and regional OE manufacturers to partially offset their pre-production costs associated with new aircraft platforms.

•

Commercial Original Equipment sales increased by 3% driven primarily by higher air transport volumes, consistent with the OE Manufacturers’ higher production rates, and strong demand in the business jet mid to large cabin segment, partially offset by an increase in OEM Incentive Payments to business and general aviation customers.

•

Commercial Aftermarket sales increased by 2% driven primarily by higher retrofits, modifications and upgrades activities and higher repair and overhaul activities for air transport and regional customers, partially offset by fewer repair and overhaul activities for business and general aviation customers.

•	Defense and Space sales decreased by 5% primarily due to U.S. government program ramp downs and lower defense budget, partially offset by a royalty gain in the fourth quarter.

•	Transportation Systems sales increased by 5% primarily due to an increase in organic sales driven by continued strong growth from new platform launches and higher global turbo gas penetration.

Aerospace segment profit increased by 6% primarily due to an increase in operational segment profit driven by commercial sales growth, as discussed above, including favorable pricing and productivity, net of inflation, partially offset by lower defense and space sales, as discussed above. Cost of products and services sold totaled $11.9 billion in 2013, an increase of approximately $26 million, primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	2014	2013	Change	2012	Change
Net sales	$14,487	$13,465	8%	$12,787	5%
Cost of products and services sold	9,447	8,872		8,511
Selling, general and administrative expenses	2,584	2,358		2,197
Other	256	252		243

Segment profit	$2,200	$1,983	11%	$1,836	8%

Factors Contributing to Year-Over-Year Change	2014 vs. 2013		2013 vs. 2012
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	9%	3%	7%
Foreign exchange	(1)%	(1)%	—	—
Acquisitions and divestitures, net	5%	3%	2%	1%

Total % Change	8%	11%	5%	8%

2014 compared with 2013

ACS sales increased by 8% in 2014 compared with 2013, primarily due to growth from acquisitions, net of divestitures and organic sales growth, partially offset by the unfavorable impact of foreign exchange.

•

Sales in our Energy, Safety & Security businesses increased by 11% (4% organic) in 2014 principally due to (i) acquisitions, net of divestitures, (ii) higher global sales volumes in our Environmental and Combustion Controls business driven by strong U.S. residential market conditions and new product introductions, (iii) increases in sales volumes in our Fire and Industrial Safety businesses driven by organic growth in all regions and (iv) increases in sales volumes in our Scanning and Mobility business in the second half of 2014.

•

Sales in Building Solutions & Distribution increased by 1% (2% organic) in 2014 principally due to increased sales volumes in our Americas Distribution business partially offset by softness in the U.S. energy retrofit business. Building solutions backlog increased in 2014.

ACS segment profit increased by 11% in 2014 compared with 2013 due to a 9% increase in operational segment profit and a 3% increase from acquisitions, net of divestitures, partially offset by the unfavorable impact of foreign exchange. The increase in operational segment profit is primarily the result of higher sales volumes as discussed above, and the positive impact of price and productivity, net of inflation partially offset by continued investment for growth. Cost of products and services sold totaled $9.4 billion in 2014, an increase of $575 million which is primarily due to higher sales volume, acquisitions, net of divestitures and inflation, partially offset by productivity and the favorable impact of foreign exchange.

2013 compared with 2012

ACS sales increased by 5% in 2013 compared with 2012, primarily due to a 3% increase in organic revenue driven by increased sales volume and 2% growth from acquisitions, net of divestitures.

•

Sales in our Energy, Safety & Security businesses increased by 8% (3% organic) in 2013 principally due to (i) the positive impact of acquisitions, (ii) increases in sales volumes in our environmental and combustion control and security businesses driven by improved U.S. residential market conditions and new product introductions and (iii) higher sales volumes of our fire systems and sensors and safety products (in the second half), partially offset by decreases in sales volumes of our sensing and control products (in the first half of 2013) and scanning and mobility products primarily the result of continued softness in their U.S. end markets.

•

Sales in our Building Solutions & Distribution businesses increased by 1% in 2013 principally due to increased sales volumes in our Americas Distribution business due to improved U.S. residential market conditions partially offset by continued softness in the U.S. energy retrofit business.

ACS segment profit increased by 8% in 2013 compared with 2012 due to a 7% increase in operational segment profit and a 1% increase from acquisitions. The increase in operational segment profit is primarily the result of the positive impact from price and productivity, net of inflation, investment for growth and higher sales volumes as discussed above. Cost of products and services sold totaled $8.9 billion in 2013, an increase of $361 million which is primarily due to higher sales volume, acquisitions and inflation partially offset by the favorable impact of productivity and foreign exchange.

Performance Materials and Technologies

	2014	2013	Change	2012	Change
Net sales	$10,221	$9,855	4%	$9,277	6%
Cost of products and services sold	7,221	6,974		6,627
Selling, general and administrative expenses	1,049	1,025		979
Other	134	131		121

Segment profit	$1,817	$1,725	5%	$1,550	11%

Factors Contributing to Year-Over-Year Change	2014 vs. 2013		2013 vs. 2012
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	6%	1%	6%
Foreign exchange	(1)%	(1)%	—	—
Acquisitions and divestitures, net	—	—	5%	5%

Total % Change	4%	5%	6%	11%

2014 compared with 2013

PMT sales increased by 4% due to 5% increase in organic sales partially offset by the unfavorable impact of foreign exchange.

•

UOP sales increased by 8% driven primarily by higher catalyst and gas processing volumes partially offset by lower equipment and service revenues in the first nine months. Catalyst sales decreased in the fourth quarter due to the timing of shipments as well as stronger volume growth in the fourth quarter of 2013 as compared to 2014 which was partially offset by increased licensing revenues.

•

Sales in our Process Solutions business increased by 1% (4% organic) driven primarily by volume growth in advanced solutions software and services and field products partially offset by unfavorable foreign exchange, predominately in the fourth quarter. Project and service orders and backlog increased in 2014.

•

Advanced Materials sales increased by 3% primarily driven by increased volume in Fluorine Products and Resins and Chemicals, partially offset by unfavorable pricing most significantly in Fluorine Products and Resins and Chemicals. We anticipate unfavorable pricing to continue in 2015 primarily in Resins and Chemicals where sales fluctuate with the market price of certain raw materials, which are correlated to the price of oil.

PMT segment profit increased by 5% due to a 6% increase in operational segment profit partially offset by the unfavorable impact of foreign exchange. The increase in operational segment profit is primarily due to higher sales volumes, as discussed above, and productivity, net of inflation partially offset by unfavorable Advanced Materials pricing, continued investment for growth and unfavorable foreign exchange. Cost of products and services sold totaled $7.2 billion in 2014, an increase of $247 million which is primarily due to higher volume and continued investment for growth partially offset by productivity, net of inflation and the favorable impact of foreign exchange.

2013 compared with 2012

PMT sales increased by 6% due to 5% growth from acquisitions and 1% increase in organic growth.

•	UOP sales increased by 31% (9% organic) primarily driven by (i) the favorable impact of acquisitions, (ii) higher volume of petrochemical catalysts, (iii) increased revenue from gas processing and (iv) increased equipment revenue in the first half of 2013, partially offset by decreased service revenues related to scheduled project completions and lower licensing revenues.

•

Sales in our Process Solutions business were flat (increased 1% organic) principally due to decreased volume reflecting the completion of several large projects as expected offset by service and software solutions volume growth.

•	Advanced Materials sales decreased by 3% primarily driven by (i) lower Flourine Products volume (due to the unfavorable impact of unseasonably cool weather on refrigerant volume and planned plant outages in the first half of 2013) and price, (ii) soft end market conditions in Electronic Materials and (iii) lower production volume in Resins and Chemicals.

PMT segment profit increased by 11% due to a 6% increase in operational segment profit and a 5% increase from acquisitions. The increase in operational segment profit is primarily due to higher UOP sales volume and positive impact of productivity, net of inflation and investment for growth. Cost of products and services sold totaled $6.9 billion in 2013, an increase of $347 million which is primarily due to acquisitions and inflation, partially offset by productivity.

Repositioning Charges

See Note 3 Repositioning and Other Charges of Notes to Financial Statements for a discussion of our repositioning actions and related charges incurred in 2014, 2013 and 2012. These repositioning actions are expected to generate incremental pretax savings of $100 million to $125 million in 2015 compared with 2014 principally from planned workforce reductions. Cash spending related to our repositioning actions was $161 million, $160 million and $136 million in 2014, 2013 and 2012, respectively, and was funded through operating cash flows. In 2015, we expect cash spending for repositioning actions to be approximately $150 million and to be funded through operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, and access to the public debt and equity markets. We continue to balance our cash and financing uses through investment in our existing core businesses, acquisition activity, share repurchases and dividends.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
Cash provided by (used for):
Operating activities	$5,024	$4,335	$3,517
Investing activities	(1,876)	(1,959)	(1,428)
Financing activities	(2,272)	(433)	(1,206)
Effect of exchange rate changes on cash	(339)	(155)	53

Net increase in cash and cash equivalents	$537	$1,788	$936

2014 compared with 2013

Cash provided by operating activities increased by $689 million primarily due to (i) a $508 million increase of net income before the non-cash pension mark-to-market adjustment, (ii) reduced net payments for repositioning and other charges of $233 million (primarily due to the collection of a $130 million asbestos receivable due from one of our insurance carriers and lower asbestos related payments of $98 million), (iii) reduced cash contributions to our pension and other postretirement plans of $131 million and (iv) lower cash tax payments of approximately $129 million, partially offset by a $93 million unfavorable impact from working capital (primarily driven by higher inventory to support sales growth).

Cash used for investing activities decreased by $83 million primarily due to a decrease in cash paid for acquisitions of $1,129 million (most significantly Intermec and RAE Systems, Inc. in 2013) and an increase in proceeds from the sales of businesses of $157 million (most significantly Friction Materials), partially offset by (i) a net $688 million increase in investments (primarily short-term marketable securities), (ii) an increase of approximately $371 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities and (iii) a $147 million increase in expenditures for property, plant and equipment.

Cash used for financing activities increased by $1,839 million primarily due to a decrease in the net proceeds from debt issuances of $1,589 million, an increase in cash dividends paid of $157 million and lower net proceeds from the issuance of common stock of $33 million.

2013 compared with 2012

Cash provided by operating activities increased by $818 million primarily due to (i) reduced cash contributions to our pension plans of $883 million, (ii) a $447 million increase of net income before the non-cash pension mark-to-market adjustment, (iii) a $135 million favorable impact from working capital (driven by improved accounts payable performance and inventory, partially offset by higher receivables primarily due to sales growth and timing of sales), partially offset by higher cash tax payments of approximately $352 million and a $260 million increase in net payments for repositioning and other charges (most significantly the NARCO Trust establishment payments of $164 million).

Cash used for investing activities increased by $531 million primarily due to an increase in cash paid for acquisitions of $695 million (most significantly Intermec and RAE Systems Inc.), partially offset by an increase of approximately $190 million in settlement receipts of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities decreased by $773 million primarily due to an increase in the net proceeds from debt issuances of $1,462 million, partially offset by an increase in net repurchases of common stock of $651 million and an increase in cash dividends paid of $142 million.

Liquidity

Each of our businesses is focused on implementing strategies to increase operating cash flows through revenue growth, margin expansion and improved working capital turnover. Considering the current economic environment in which each of the businesses operate and their business plans and strategies, including the focus on growth, cost reduction and productivity initiatives, we believe that cash balances and operating cash flow will continue to be our principal source of liquidity. In addition to the available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets. At December 31, 2014, a substantial portion of the Company’s cash and cash equivalents were held by foreign subsidiaries. If the amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest the vast majority of these funds outside of the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2014 and 2013 was 0.60% and 0.79%, respectively.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2014, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 respectively, and short-term debt of A-1, F1 and P1 respectively. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable”. To date, the Company has not experienced any limitations in our ability to access these sources of liquidity.

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

On December 10, 2013, the Company entered into a $4 billion Amended and Restated Five Year Credit Agreement (“Credit Agreement”) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $4.5 billion. The Credit Agreement is maintained for general corporate purposes. There have been no borrowings under the Credit Agreement.

During 2014, the Company repurchased $924 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. In December 2013, the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock, $4.1 billion remained available as of December 31, 2014 for additional share repurchases.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, dividends, strategic acquisitions, share repurchases, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions and debt repayments.

Specifically, we expect our primary cash requirements in 2015 to be as follows:

•

Capital expenditures—we expect to spend approximately $1.3 billion for capital expenditures in 2015 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

•

Share repurchases—under the Company’s share repurchase program, $4.1 billion is available as of December 31, 2014 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.

•	Dividends—we increased our dividend rate by 15% to $.5175 per share of common stock effective with the fourth quarter 2014 dividend. The Company intends to continue to pay quarterly dividends in 2015.

•	Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $350 million and $30 million, respectively, in 2015.

•

Pension contributions—in 2015, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $140 million ($109 million of marketable securities were contributed in January 2015) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute repositioning actions will approximate $150 million in 2015.

•	Environmental remediation costs—we expect to spend approximately $275 million in 2015 for remedial response and voluntary clean-up costs.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2014 and 2013, we realized $160 million and $3 million, respectively, in cash proceeds from sales of non-strategic businesses.

Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines, access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2014:

	Total(6)	Payments by Period			Thereafter
		2015	2016- 2017	2018- 2019
Long-term debt, including capitalized leases(1)	$6,985	$939	$962	$1,807	$3,277
Interest payments on long-term debt, including capitalized leases	3,349	303	552	414	2,080
Minimum operating lease payments	1,281	330	470	224	257
Purchase obligations(2)	1,643	953	472	158	60
Estimated environmental liability payments(3)	591	278	218	75	20
Asbestos related liability payments(4)	1,552	352	737	413	50
Asbestos insurance recoveries(5)	(485)	(31)	(112)	(105)	(237)

	$14,916	$3,124	$3,299	$2,986	$5,507

(1)	Assumes all long-term debt is outstanding until scheduled maturity.
(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.
(3)	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2014.
(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2014. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Financial Statements for additional information.

(5)

These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2014. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Financial Statements for additional information.

(6)	The table excludes tax effects as well as $659 million of uncertain tax positions. See Note 5 Income Taxes of Notes to Financial Statements for additional information.

Environmental Matters

Accruals for environmental matters deemed probable and reasonably estimable were $268 million, $272 million and $234 million in 2014, 2013 and 2012, respectively. In addition, in both 2014 and 2013 we incurred operating costs for ongoing businesses of approximately $88 million relating to compliance with environmental regulations.

Spending related to known environmental matters was $321 million, $304 million and $320 million in 2014, 2013 and 2012, respectively, and is estimated to be approximately $275 million in 2015. We expect to fund expenditures for these environmental matters from operating cash flow. The timing of cash expenditures depends on a numbers of factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.

See Note 19 Commitments and Contingencies of Notes to Financial Statements for further discussion of our environmental matters.

Financial Instruments

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2014 and 2013.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2014
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$6,985	$(6,985)	$(7,817)	$(478)
Interest rate swap agreements	1,100	93	93	(69)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	7,291	10	10	86
December 31, 2013
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$7,433	$(7,433)	$(8,066)	$(466)
Interest rate swap agreements	1,700	55	55	(77)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	7,298	(7)	(7)	296

(1)	Asset or (liability).
(2)

A hypothetical immediate one percentage point decrease in interest rates across all maturities and a potential change in fair value of foreign exchange rate sensitive instruments based on a 10% strengthening of the U.S. dollar versus local currency exchange rates across all maturities will result in a change in fair value equal to the inverse of the amount disclosed in the table.

(3)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

See Note 14 Financial Instruments and Fair Value Measures of Notes to Financial Statements for further discussion.

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

Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 19 Commitments and Contingencies of Notes to Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities which represent our most significant contingencies.

Asbestos Related Contingencies and Insurance Recoveries—Honeywell’s involvement in asbestos related personal injury actions relates to two predecessor companies. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust through 2018. In light of the inherent uncertainties in making long term projections and in connection with the initial operation of a 524(g) trust, as well as the stay of all NARCO asbestos claims from January 2002 through the effective date of the NARCO Trust on April 30, 2013, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018. Regarding Bendix asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix for the next five years based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years.

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

See Note 19 Commitments and Contingencies of Notes to Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of our asbestos-related liabilities and related insurance recoveries.

Defined Benefit Pension Plans—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans. For financial reporting purposes, net periodic pension (income) expense is calculated annually based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. Changes in the discount rate and expected long-term rate of return on plan assets could materially affect the annual pension (income) expense amount. Annual pension (income) expense is comprised of a potential mark-to-market adjustment (MTM Adjustment) and service and interest cost, assumed return on plan assets and prior service amortization (Pension Ongoing (Income) Expense).

The key assumptions used in developing our 2014, 2013 and 2012 net periodic pension (income) expense for our U.S. plans included the following:

	2014	2013	2012
Discount rate	4.89%	4.06%	4.89%
Assets:
Expected rate of return	7.75%	7.75%	8%
Actual rate of return	8%	23%	13%
Actual 10 year average annual compounded rate of return	8%	8%	8%

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of the corridor. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $249 million, $51 million and $957 million in 2014, 2013 and 2012, respectively.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to continue to use an expected rate of return on plan assets of 7.75% for 2015 as this is a long-term rate based on historical plan asset returns over varying long term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We will use a 4.08% discount rate in 2015, reflecting the significant decline in the market interest rate environment since the prior year-end.

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

Change in Assumption	Impact on 2015 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $14 million	Increase $542 million
0.25 percentage point increase in discount rate	Increase $13 million	Decrease $515 million
0.25 percentage point decrease in expected rate of return on assets	Increase $41 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $41 million	—

Pension ongoing income for all of our pension plans is expected to be approximately $385 million in 2015 compared with pension ongoing income of $254 million in 2014. The increase in pension ongoing income in 2015 compared with 2014 results primarily from lower interest cost due to a decline in discount rates at December 31, 2014 compared with December 31, 2013 and an increase in the plans’ assets at December 31, 2014 compared with December 31, 2013 mainly due to strong asset returns in 2014. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2015 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2015, and if one is required what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

Long-Lived Assets (including Tangible and Finite-Lived Intangible Assets)—The determination of useful lives (for depreciation/amortization purposes) and whether or not tangible and intangible assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. We evaluate the recoverability of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset group may not be fully recoverable. The principal factors in considering when to perform an impairment review are as follows:

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

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

Income Taxes—On a recurring basis, we assess the need for a valuation allowance against our deferred tax assets by considering all available positive and negative evidence, such as past operating results, projections of future taxable income, enacted tax law changes and the feasibility and impact of tax planning initiatives. Our projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs, as well as the timing and amount of reversals of taxable temporary differences.

Sales Recognition on Long-Term Contracts—In 2014, we recognized approximately 15% of our total net sales using the percentage-of-completion method for long-term contracts in our Aerospace, ACS and PMT segments. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

OTHER MATTERS

Litigation

See Note 19 Commitments and Contingencies of Notes to Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risk is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instruments”.

ITEM 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions, except per share amounts)
Product sales	$32,398	$31,214	$29,812
Service sales	7,908	7,841	7,853

Net sales	40,306	39,055	37,665

Costs, expenses and other
Cost of products sold	23,889	23,317	22,929
Cost of services sold	5,068	5,047	5,362

	28,957	28,364	28,291
Selling, general and administrative expenses	5,518	5,190	5,218
Other (income) expense	(305)	(238)	(70)
Interest and other financial charges	318	327	351

	34,488	33,643	33,790

Income from continuing operations before taxes	5,818	5,412	3,875
Tax expense	1,489	1,450	944

Net income	4,329	3,962	2,931
Less: Net income attributable to the noncontrolling interest	90	38	5

Net income attributable to Honeywell	$4,239	$3,924	$2,926

Earnings per share of common stock—basic	$5.40	$4.99	$3.74

Earnings per share of common stock—assuming dilution	$5.33	$4.92	$3.69

Cash dividends per share of common stock	$1.87	$1.68	$1.53

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net income	$4,329	$3,962	$2,931
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(1,044)	(52)	282
Actuarial gains (losses)	(1,411)	2,064	(839)
Prior service credit	73	99	9
Prior service cost (credit) recognized during year	(2)	5	6
Actuarial losses recognized during year	202	61	649
Transition obligation recognized during year	1	2	2
Settlements and curtailments	—	(26)	(2)
Foreign exchange translation and other	54	(2)	(23)

Pensions and other postretirement benefit adjustments	(1,083)	2,203	(198)
Unrealized gains (losses) for the period	15	140	(6)
Less: reclassification adjustment for gains included in net income	185	127	—

Changes in fair value of available for sale investments	(170)	13	(6)
Effective portion of cash flow hedges recognized in other comprehensive income	20	(30)	14
Less: reclassification adjustment for losses included in net income	—	(23)	(13)

Changes in fair value of effective cash flow hedges	20	(7)	27
Other comprehensive income (loss), net of tax	(2,277)	2,157	105
Comprehensive income	2,052	6,119	3,036
Less: Comprehensive income attributable to the noncontrolling interest	87	36	5

Comprehensive income attributable to Honeywell	$1,965	$6,083	$3,031

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,959	$6,422
Accounts, notes and other receivables	7,960	7,929
Inventories	4,405	4,293
Deferred income taxes	722	849
Investments and other current assets	2,145	1,671

Total current assets	22,191	21,164
Investments and long-term receivables	465	393
Property, plant and equipment—net	5,383	5,278
Goodwill	12,788	13,046
Other intangible assets—net	2,208	2,514
Insurance recoveries for asbestos related liabilities	454	595
Deferred income taxes	404	368
Other assets	1,558	2,077

Total assets	$45,451	$45,435

LIABILITIES
Current liabilities:
Accounts payable	$5,365	$5,174
Short-term borrowings	51	97
Commercial paper	1,647	1,299
Current maturities of long-term debt	939	632
Accrued liabilities	6,771	6,979

Total current liabilities	14,773	14,181
Long-term debt	6,046	6,801
Deferred income taxes	236	804
Postretirement benefit obligations other than pensions	911	1,019
Asbestos related liabilities	1,200	1,150
Other liabilities	4,282	3,734
Redeemable noncontrolling interest	219	167
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	5,038	4,682
Common stock held in treasury, at cost	(9,995)	(9,374)
Accumulated other comprehensive income (loss)	(1,459)	818
Retained earnings	23,115	20,383

Total Honeywell shareowners’ equity	17,657	17,467
Noncontrolling interest	127	112

Total shareowners’ equity	17,784	17,579

Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$45,451	$45,435

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,329	$3,962	$2,931
Less: Net income attributable to the noncontrolling interest	90	38	5

Net income attributable to Honeywell	4,239	3,924	2,926
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation and amortization	924	989	926
Loss (gain) on sale of non-strategic businesses and assets	11	20	(5)
Gain on sale of available for sale investments	(221)	(195)	—
Repositioning and other charges	598	663	443
Net payments for repositioning and other charges	(530)	(763)	(503)
Pension and other postretirement expense (income)	44	(19)	1,065
Pension and other postretirement benefit payments	(167)	(298)	(1,183)
Stock compensation expense	187	170	170
Deferred income taxes	132	262	84
Excess tax benefits from share based payment arrangements	(102)	(132)	(56)
Other	(327)	308	108
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(172)	(365)	(119)
Inventories	(200)	41	25
Other current assets	120	(421)	(78)
Accounts payable	307	352	(13)
Accrued liabilities	181	(201)	(273)

Net cash provided by operating activities	5,024	4,335	3,517

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,094)	(947)	(884)
Proceeds from disposals of property, plant and equipment	18	15	5
Increase in investments	(4,074)	(1,220)	(702)
Decrease in investments	3,288	1,122	559
Cash paid for acquisitions, net of cash acquired	(4)	(1,133)	(438)
Proceeds from sales of businesses, net of fees paid	160	3	21
Other	(170)	201	11

Net cash used for investing activities	(1,876)	(1,959)	(1,428)

Cash flows from financing activities:
Net increase (decrease) in commercial paper	348	899	(199)
Net (decrease) increase in short-term borrowings	(39)	31	22
Proceeds from issuance of common stock	265	447	342
Proceeds from issuance of long-term debt	97	1,063	102
Payments of long-term debt	(609)	(607)	(1)
Excess tax benefits from share based payment arrangements	102	132	56
Repurchases of common stock	(924)	(1,073)	(317)
Cash dividends paid	(1,510)	(1,353)	(1,211)
Other	(2)	28	—

Net cash used for financing activities	(2,272)	(433)	(1,206)

Effect of foreign exchange rate changes on cash and cash equivalents	(339)	(155)	53

Net increase in cash and cash equivalents	537	1,788	936
Cash and cash equivalents at beginning of period	6,422	4,634	3,698

Cash and cash equivalents at end of period	$6,959	$6,422	$4,634

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2014		2013		2012
	Shares	$	Shares	$	Shares	$
	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		4,682		4,358		4,157
Issued for employee savings and option plans		175		155		22
Stock-based compensation expense		187		170		170
Other owner changes		(6)		(1)		9

Ending balance		5,038		4,682		4,358

Treasury stock
Beginning balance	(173.8)	(9,374)	(174.8)	(8,801)	(182.9)	(8,948)
Reacquired stock or repurchases of common stock	(10.0)	(924)	(13.5)	(1,073)	(5.0)	(317)
Issued for employee savings and option plans	8.4	303	14.5	500	13.1	464

Ending balance	(175.4)	(9,995)	(173.8)	(9,374)	(174.8)	(8,801)

Retained earnings
Beginning balance		20,383		17,799		16,083
Net income attributable to Honeywell		4,239		3,924		2,926
Dividends on common stock		(1,478)		(1,329)		(1,210)
Redemption value adjustment		(29)		(11)		—

Ending balance		23,115		20,383		17,799

Accumulated other comprehensive income (loss)
Beginning balance		818		(1,339)		(1,444)
Foreign exchange translation adjustment		(1,044)		(52)		282
Pensions and other postretirement benefit adjustments		(1,083)		2,203		(198)
Changes in fair value of available for sale investments		(170)		13		(6)
Changes in fair value of effective cash flow hedges		20		(7)		27

Ending balance		(1,459)		818		(1,339)

Noncontrolling interest
Beginning balance		112		90		96
Acquisitions		—		—		6
Interest sold (bought)		(7)		—		7
Net income attributable to noncontrolling interest		40		9		2
Foreign exchange translation adjustment		(3)		(2)		—
Dividends paid		(17)		(16)		(21)
Contributions from noncontrolling interest holders		5		28		—
Other owner changes		(3)		3		—

Ending balance		127		112		90

Total shareowners’ equity	782.2	17,784	783.8	17,579	782.8	13,065

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

Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2014 and determined that there was no impairment as of that date.

Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 24 years.

Sales Recognition—Product and service sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities in our Aerospace and Automation and Control Solutions (ACS) segments, are recognized over the contractual period or as services are rendered. Sales under long-term contracts in the Aerospace, ACS and Performance Materials and Technologies (PMT) segments are recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

Environmental—We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. For additional information, see Note 19 Commitments and Contingencies.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Asbestos Related Contingencies and Insurance Recoveries—We recognize a liability for any asbestos related contingency that is probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, we record asbestos related insurance recoveries that are deemed probable. For additional information, see Note 19 Commitments and Contingencies.

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

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in Cost of Products Sold and were $1,892 million, $1,804 million and $1,847 million in 2014, 2013 and 2012, respectively.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 18 Stock-Based Compensation Plans, are non-qualified stock options and restricted stock units (RSUs). The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expense in our Consolidated Statement of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

Pension Benefits—We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment), and, if applicable, in any quarter in which an interim remeasurement is triggered. The remaining components of pension (income) expense, primarily service and interest costs and assumed return on plan assets, are recognized on a quarterly basis (Pension ongoing (income) expense).

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

Derivative Financial Instruments—We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

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

Income Taxes—Significant judgment is required in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

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

Note 2. Divestiture

In 2014, the Company sold its Friction Materials business to Federal Mogul Corporation for $155 million and recognized a pre-tax and after-tax loss of $33 million (of which $5 million was

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

recognized in 2014). The sale of Friction Materials, which was part of the Transportation Systems business, is consistent with the Company’s strategic focus on its portfolio of differentiated global technologies.

Following the closing of the sale, the Company announced the realignment of its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company has three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. This realignment has no impact on the Company’s historical consolidated financial position, results of operations or cash flows. The Company has reported its financial performance based on the inclusion of Transportation Systems in Aerospace for all periods presented.

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2014	2013	2012
Severance	$156	$186	$91
Asset impairments	12	23	12
Exit costs	16	22	16
Reserve adjustments	(38)	(30)	(66)

Total net repositioning charge	146	201	53

Asbestos related litigation charges, net of insurance	182	181	156
Probable and reasonably estimable environmental liabilities	268	272	234
Other	2	9	—

Total net repositioning and other charges	$598	$663	$443

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Years Ended December 31,
	2014	2013	2012
Cost of products and services sold	$525	$566	$428
Selling, general and administrative expenses	73	97	15

	$598	$663	$443

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2014	2013	2012
Aerospace	$193	$235	$192
Automation and Control Solutions	80	68	13
Performance Materials and Technologies	33	56	17
Corporate	292	304	221

	$598	$663	$443

In 2014, we recognized repositioning charges totaling $184 million including severance costs of $156 million related to workforce reductions of 2,975 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in our ACS and Aerospace segments to more cost-effective locations, and site consolidations and

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

organizational realignments of businesses in our ACS and PMT segments. Also, $38 million of previously established accruals, primarily for severance, mainly in our Aerospace and ACS segment were returned to income in 2014 due principally to the change in scope of a previously announced repositioning action and to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

In 2013, we recognized repositioning charges totaling $231 million including severance costs of $186 million related to workforce reductions of 3,081 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in our ACS segment, outsourcing of non-core components in our Aerospace segment, the shutdown of a manufacturing facility in our PMT segment, and factory transitions in our ACS segment to more cost-effective locations. Also, $30 million of previously established accruals, primarily for severance, in our ACS and PMT segments were returned to income in 2013 due to changes in the scope of previously announced repositioning actions, lower than expected costs in completing the exit of a product line and fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs.

In 2012, we recognized repositioning charges totaling $119 million including severance costs of $91 million related to workforce reductions of 2,204 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to the planned shutdown of a manufacturing facility in our Aerospace segment, the exit from a product line in our PMT segment, and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $66 million of previously established accruals, primarily for severance, in our ACS, Aerospace and PMT segments were returned to income in 2012 due primarily to fewer employee severance actions caused by higher attrition than originally planned associated with prior severance programs and changes in the scope of previously announced repositioning actions.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2011	$353	$—	$59	$412

2012 charges	91	12	16	119
2012 usage—cash	(113)	—	(23)	(136)
2012 usage—noncash	—	(12)	—	(12)
Adjustments	(61)	—	(5)	(66)
Foreign currency translation	6	—	—	6

Balance at December 31, 2012	276	—	47	323

2013 charges	186	23	22	231
2013 usage—cash	(139)	—	(21)	(160)
2013 usage—noncash	—	(23)	—	(23)
Adjustments	(27)	—	(3)	(30)
Foreign currency translation	6	—	—	6

Balance at December 31, 2013	302	—	45	347

2014 charges	156	12	16	184
2014 usage—cash	(135)	—	(26)	(161)
2014 usage—noncash	—	(12)	—	(12)
Adjustments	(33)	—	(5)	(38)
Foreign currency translation	(5)	—	—	(5)

Balance at December 31, 2014	$285	$—	$30	$315

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Certain repositioning projects in our Aerospace, ACS and PMT segments in 2014, 2013 and 2012 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs were not significant.

Note 4. Other (income) expense

	Years Ended December 31,
	2014	2013	2012
Equity (income) loss of affiliated companies	$(36)	$(36)	$(45)
Gain on sale of available for sale investments	(221)	(195)	—
Loss (gain) on sale of non-strategic businesses and assets	11	20	(5)
Interest income	(102)	(69)	(58)
Foreign exchange	34	34	36
Other, net	9	8	2

	$(305)	$(238)	$(70)

Gain on sale of available for sale investments of $221 million and $195 million for 2014 and 2013, respectively, are due to realized gain related to the sale of marketable equity securities. These securities (B/E Aerospace common stock), designated as available for sale, were obtained in conjunction with the sale of the Consumables Solutions business in July 2008.

Note 5. Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2014	2013	2012
U.S.	$3,340	$3,002	$1,761
Non-U.S.	2,478	2,410	2,114

	$5,818	$5,412	$3,875

Tax expense (benefit)

	Years Ended December 31,
	2014	2013	2012
Tax expense (benefit) consists of
Current:
U.S. Federal	$746	$663	$470
U.S. State	39	97	10
Non-U.S.	572	428	380

	$1,357	$1,188	$860

Deferred:
U.S. Federal	$114	$160	$85
U.S. State	63	72	19
Non-U.S.	(45)	30	(20)

	132	262	84

	$1,489	$1,450	$944

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Taxes on non-U.S. earnings below U.S. tax rate(1)	(7.0)	(7.2)	(7.1)
U.S. state income taxes(1)	1.2	1.8	0.8
Manufacturing incentives	(1.0)	(0.9)	(1.7)
ESOP dividend tax benefit	(0.4)	(0.5)	(0.6)
Tax credits	(1.0)	(1.8)	(0.4)
Reserves for tax contingencies	(0.2)	0.6	(0.4)
All other items—net	(1.0)	(0.2)	(1.2)

	25.6%	26.8%	24.4%

(1)	Net of changes in valuation allowance

The effective tax rate decreased by 1.2 percentage points in 2014 compared to 2013. The decrease was primarily attributable to lower tax expense from the resolution of audits, partially offset by the impact of more income in jurisdictions with higher tax rates and additional reserves. The Company’s non-U.S. effective tax rate for 2014 was 21.3%, an increase of approximately 2.3 percentage points compared to 2013. The increase in the non-U.S. effective tax rate was primarily attributable to additional reserves and the impact of more income in jurisdictions with higher tax rates, partially offset by the tax impact of dispositions. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to overall non-U.S. earnings taxed at lower rates.

The effective tax rate increased by 2.4 percentage points in 2013 compared to 2012. The increase was primarily attributable to lower mark-to-market pension expense in the U.S. Other factors causing an increase in the effective tax rate include higher tax expense related to an increase in tax reserves and higher state tax expense. These increases in the effective tax rate were partially offset by tax benefits from retroactive law changes in the U.S. The Company’s non-U.S. effective tax rate for 2013 was 19.0%, an increase of approximately 2.0 percentage points compared to 2012. The increase in the non-U.S. effective tax rate was primarily attributable to higher expense related to retroactive tax law changes in Germany and additional reserves in various jurisdictions, coupled with higher earnings in higher tax rate jurisdictions. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to overall non-U.S. earnings taxed at lower rates.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2014	2013
Pension	$573	$32
Postretirement benefits other than pensions	441	499
Asbestos and environmental	477	437
Employee compensation and benefits	387	382
Other accruals and reserves	672	702
Net operating and capital losses	639	838
Tax credit carryforwards	199	266

Gross deferred tax assets	3,388	3,156
Valuation allowance	(560)	(614)

Total deferred tax assets	$2,828	$2,542

Deferred tax liabilities:
Property, plant and equipment	$(612)	$(654)
Intangibles	(1,060)	(1,126)
Other asset basis differences	(286)	(350)
Other	(7)	(22)

Total deferred tax liabilities	(1,965)	(2,152)

Net deferred taxes	$863	$390

The net deferred tax assets are included as components of Current and Non-Current Deferred Income Taxes and Accrued Liabilities within the Consolidated Balance Sheet.

Our net deferred tax asset of $863 million consists of $305 million related to non-U.S. operations which are comprised principally of net deductible temporary differences and net operating loss, capital loss and tax credit carryforwards (mainly in Canada and the United Kingdom). We maintain a valuation allowance of $557 million against a portion of the non-U.S. gross deferred tax assets. Our valuation allowance decreased by $54 million in 2014, increased by $16 million in 2013 and increased by $7 million in 2012. The amount of the change in the valuation allowance that was credited to income tax expense for 2014 was $10 million and the amounts charged to income tax expense for 2013 and 2012 were $49 million and $18 million, respectively. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through a charge to income in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a credit to income tax expense in the period that such determination is made.

As of December 31, 2014, our net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2032	$1	$51
U.S. State	2034	2,200	35
Non-U.S.	2034	2,463	148

Total		$4,664	$234

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Many jurisdictions impose limitations on the timing and utilization of net operating loss and tax credit carryforwards. In those instances whereby there is an expected permanent limitation on the utilization of the net operating loss or tax credit carryforward the deferred tax asset and amount of the carryforward have been reduced.

U.S. federal income taxes have not been provided on undistributed earnings of the vast majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective subsidiaries. At December 31, 2014 Honeywell has not provided for U.S. federal income and non-U.S. withholding taxes on approximately $15.0 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

	2014	2013	2012
Change in unrecognized tax benefits:
Balance at beginning of year	$729	$722	$815
Gross increases related to current period tax positions	65	41	25
Gross increases related to prior periods tax positions	204	118	44
Gross decreases related to prior periods tax positions	(277)	(21)	(62)
Decrease related to resolutions of audits with tax authorities	(32)	(92)	(40)
Expiration of the statute of limitations for the assessment of taxes	(10)	(30)	(64)
Foreign currency translation	(20)	(9)	4

Balance at end of year	$659	$729	$722

As of December 31, 2014, 2013, and 2012 there were $659 million, $729 million and $722 million of unrecognized tax benefits that if recognized would be recorded as a component of income tax expense.

Generally, our uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2014:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
	Examination in progress	Examination not yet initiated
U.S. Federal	2010 – 2013	2013 – 2014
U.S. State	2007 – 2013	2006 – 2014
United Kingdom	N/A	2012 – 2014
Canada(1)	2007 – 2013	2014
Germany(1)	2006 – 2012	2013 – 2014
France	2008 – 2013	2004 – 2007, 2014
Netherlands	2009	2010 – 2014
Australia	N/A	2009 – 2014
China	2003 – 2012	2013 – 2014
India	1999 – 2012	2013 – 2014
Italy	2008 – 2013	2014

(1)	Includes provincial or similar local jurisdictions, as applicable.

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

Unrecognized tax benefits for examinations in progress were $403 million, $431 million and $443 million, as of December 31, 2014, 2013, and 2012, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $24 million, $17 million and $37 million for the years ended December 31, 2014, 2013, and 2012, respectively. Accrued interest and penalties were $325 million, $301 million and $284 million, as of December 31, 2014, 2013, and 2012, respectively.

Note 6. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2014, 2013 and 2012 are as follows:

Basic	Years Ended December 31,
	2014	2013	2012
Net income attributable to Honeywell	$4,239	$3,924	$2,926
Weighted average shares outstanding	784.4	786.4	782.4
Earnings per share of common stock	$5.40	$4.99	$3.74

Assuming Dilution	Years Ended December 31,
	2014	2013	2012
Net income attributable to Honeywell	$4,239	$3,924	$2,926
Average Shares
Weighted average shares outstanding	784.4	786.4	782.4
Dilutive securities issuable—stock plans	10.8	10.9	9.5

Total weighted average diluted shares outstanding	795.2	797.3	791.9

Earnings per share of common stock—assuming dilution	$5.33	$4.92	$3.69

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2014, 2013, and 2012 the weighted number of stock options excluded from the computations were 4.7 million, 2.2 million, and 12.5 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	December 31,
	2014	2013
Trade	$7,788	$7,530
Other	445	646

	8,233	8,176
Less—Allowance for doubtful accounts	(273)	(247)

	$7,960	$7,929

Trade Receivables includes $1,636 million and $1,609 million of unbilled balances under long-term contracts as of December 31, 2014 and December 31, 2013, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 8. Inventories

	December 31,
	2014	2013
Raw materials	$1,124	$1,121
Work in process	815	841
Finished products	2,634	2,497

	4,573	4,459
Reduction to LIFO cost basis	(168)	(166)

	$4,405	$4,293

Inventories valued at LIFO amounted to $434 million and $405 million at December 31, 2014 and 2013, respectively. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $168 million and $166 million higher at December 31, 2014 and 2013, respectively.

Note 9. Property, Plant and Equipment—Net

	December 31,
	2014	2013
Land and improvements	$343	$376
Machinery and equipment	10,313	10,437
Buildings and improvements	3,119	3,157
Construction in progress	727	647

	14,502	14,617
Less—Accumulated depreciation	(9,119)	(9,339)

	$5,383	$5,278

Depreciation expense was $667 million, $670 million and $660 million in 2014, 2013 and 2012, respectively.

Note 10. Goodwill and Other Intangible Assets—Net

The change in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 by segment is as follows:

	December 31, 2013	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2014
Aerospace	$2,273	$(4)	$(11)	$2,258
Automation and Control Solutions	8,006	12	(194)	7,824
Performance Materials and Technologies	2,767	—	(61)	2,706

	$13,046	$8	$(266)	$12,788

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,400	$(1,005)	$395	$1,438	$(935)	$503
Customer relationships	1,867	(857)	1,010	1,904	(749)	1,155
Trademarks	191	(125)	66	194	(118)	76
Other	291	(260)	31	294	(234)	60

	3,749	(2,247)	1,502	3,830	(2,036)	1,794

Indefinite life intangibles:
Trademarks	706	—	706	720	—	720

	$4,455	$(2,247)	$2,208	$4,550	$(2,036)	$2,514

Intangible assets amortization expense was $257 million, $319 million, and $266 million in 2014, 2013, 2012, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $208 million in 2015, $183 million in 2016, $173 million in 2017, $157 million in 2018, and $143 million in 2019.

Note 11. Accrued Liabilities

	December 31,
	2014	2013
Customer advances and deferred income	$2,094	$2,172
Compensation, benefit and other employee related	1,476	1,506
Asbestos related liabilities	352	461
Repositioning	284	303
Product warranties and performance guarantees	332	323
Environmental costs	278	304
Income taxes	261	240
Accrued interest	101	100
Other taxes (payroll, sales, VAT etc.)	243	249
Insurance	264	255
Other (primarily operating expenses)	1,086	1,066

	$6,771	$6,979

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 12. Long-term Debt and Credit Agreements

	December 31,
	2014	2013
3.875% notes due 2014	$—	$600
Floating rate notes due 2015	700	700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	35
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	538	381

	6,985	7,433
Less: current portion	(939)	(632)

	$6,046	$6,801

The schedule of principal payments on long-term debt is as follows:

December 31, 2014
2015	$939
2016	485
2017	477
2018	904
2019	903
Thereafter	3,277

6,985
Less-current portion	(939)

$6,046

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13. Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2014
2015	$330
2016	268
2017	202
2018	133
2019	91
Thereafter	257

$1,281

Rent expense was $420 million, $404 million and $390 million in 2014, 2013 and 2012, respectively.

Note 14. Financial Instruments and Fair Value Measures

Credit and Market Risk—Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest and currency exchange rates and commodity prices. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

Foreign Currency Risk Management—We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our primary objective is to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. We attempt to hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward and option contracts with third parties.

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At December 31, 2014 and 2013, we had contracts with notional amounts of $7,291 million and $7,298 million, respectively, to exchange

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

foreign currencies, principally the Euro, U.S. Dollar, Canadian Dollar, Mexican Peso, Chinese Renminbi, Indian Rupee, British Pound, Czech Koruna and Swiss Franc.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2014 and 2013, interest rate swap agreements designated as fair value hedges effectively changed $1,100 million and $1,700 million, respectively, of fixed rate debt at rates of 4.00 and 3.96, respectively, to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2023.

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

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Assets:
Foreign currency exchange contracts	$20	$20
Available for sale investments	1,479	826
Interest rate swap agreements	93	63
Liabilities:
Foreign currency exchange contracts	$10	$27
Interest rate swap agreements	—	8

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

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$297	$293	$250	$245
Liabilities
Long-term debt and related current maturities	$6,985	$7,817	$7,433	$8,066

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

Interest rate swap agreements are designated as hedge relationships with gains or (losses) on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Gains on interest rate swap agreements recognized in earnings were $38 million in the year ended December 31, 2014. Losses on interest rate swap agreements recognized in earnings were $91 million in the year ended 2013. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $181 million of expense and $162 million of income, in Other (Income) Expense for the years ended December 31, 2014 and 2013, respectively. See Note 4 Other (Income) Expense for further details of the net impact of these economic foreign currency hedges.

Note 15. Other Liabilities

	December 31,
	2014	2013
Pension and other employee related	$2,497	$1,756
Income taxes	764	952
Environmental	313	339
Insurance	253	241
Asset retirement obligations	67	68
Deferred income	93	44
Other	295	334

	$4,282	$3,734

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 16. Capital Stock

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

In December 2013 the Board of Directors authorized the repurchase of up to $5 billion of Honeywell common stock, $4.1 billion and $5 billion remained available as of December 31, 2014 and December 31, 2013 for additional share repurchases, respectively.

We purchased approximately 10.0 million and 13.5 million shares of our common stock in 2014 and 2013, for $924 million and $1,073 million, respectively.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2014, there was no preferred stock outstanding.

Note 17. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) is included in the Consolidated Statement of Shareowners’ Equity. Comprehensive Income (Loss) attributable to noncontrolling interest consisted predominantly of net income. The changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	Pretax	Tax	After Tax
Year Ended December 31, 2014
Foreign exchange translation adjustment	$(1,044)	$—	$(1,044)
Pensions and other postretirement benefit adjustments	(1,707)	624	(1,083)
Changes in fair value of available for sale investments	(246)	76	(170)
Changes in fair value of effective cash flow hedges	24	(4)	20

	$(2,973)	$696	$(2,277)

Year Ended December 31, 2013
Foreign exchange translation adjustment	$(52)	$—	$(52)
Pensions and other postretirement benefit adjustments	3,514	(1,311)	2,203
Changes in fair value of available for sale investments	30	(17)	13
Changes in fair value of effective cash flow hedges	(14)	7	(7)

	$3,478	$(1,321)	$2,157

Year Ended December 31, 2012
Foreign exchange translation adjustment	$282	$—	$282
Pensions and other postretirement benefit adjustments	(285)	87	(198)
Changes in fair value of available for sale investments	54	(60)	(6)
Changes in fair value of effective cash flow hedges	35	(8)	27

	$86	$19	$105

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2014	2013
Cumulative foreign exchange translation adjustment	$(740)	$304
Pensions and other postretirement benefit adjustments	(728)	355
Fair value of available for sale investments	—	170
Fair value of effective cash flow hedges	9	(11)

	$(1,459)	$818

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	(1,044)	(1,284)	15	20	(2,293)
Amounts reclassified from accumulated other comprehensive income	—	201	(185)	—	16

Net current period other comprehensive income (loss)	(1,044)	(1,083)	(170)	20	(2,277)

Balance at December 31, 2014	$(740)	$(728)	$—	$9	$(1,459)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2012	$356	$(1,848)	$157	$(4)	$(1,339)
Other comprehensive income (loss) before reclassifications	(52)	2,161	140	(30)	2,219
Amounts reclassified from accumulated other comprehensive income	—	42	(127)	23	(62)

Net current period other comprehensive income (loss)	(52)	2,203	13	(7)	2,157

Balance at December 31, 2013	$304	$355	$170	$(11)	$818

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Reclassifications Out of Accumulated Other Comprehensive Income

	Year Ended December 31, 2014 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$199	$38	$42	$—	$279
Prior service (credit) recognized	—	(1)	—	—	—	(1)
Transition obligation recognized	—	2	—	—	—	2
Losses (gains) on cash flow hedges	(5)	—	—	5	—	—
Unrealized gains on available for sale investments	—	—	—	—	(221)	(221)

Total before tax	$(5)	$200	$38	$47	$(221)	$59

Tax expense (benefit)						(43)

Total reclassifications for the period, net of tax						$16

	Year Ended December 31, 2013 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$62	$14	$13	$—	$89
Prior service cost recognized	—	7	1	1	—	9
Transition obligation recognized	—	2	—	—	—	2
Settlements and curtailments	—	(30)	(6)	(6)	—	(42)
Losses on cash flow hedges	7	5	—	11	—	23
Unrealized gains on available for sale investments	—	—	—	—	(195)	(195)

Total before tax	$7	$46	$9	$19	$(195)	$(114)

Tax expense						52

Total reclassifications for the period, net of tax						$(62)

Note 18. Stock-Based Compensation Plans

Under the terms of the 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (the Plan) there were 19,752,482, shares of Honeywell common stock available for future grants at December 31, 2014. Additionally, under the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (the Directors Plan) there were 107,995 shares of Honeywell common stock available for future grants at December 31, 2014.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on implied volatilities from traded options on our common stock and historical volatility of our common stock. We used a Monte Carlo simulation model to derive an expected term which represents an estimate of the time options are expected to remain outstanding. Such model uses historical data to estimate option exercise activity and post-vest termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

Compensation cost on a pre-tax basis related to stock options recognized in selling, general and administrative expenses in 2014, 2013 and 2012 was $85 million, $70 million and $65 million, respectively. The associated future income tax benefit recognized in 2014, 2013 and 2012 was $31 million, $24 million and $23 million, respectively.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2014	2013	2012
Weighted average fair value per share of options granted during the year(1)	$16.35	$11.85	$13.26
Assumptions:
Expected annual dividend yield	2.05%	2.55%	2.57%
Expected volatility	23.06%	24.73%	30.36%
Risk-free rate of return	1.48%	0.91%	1.16%
Expected option term (years)	5.0	5.5	5.8

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three years ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	38,916,370	$43.01
Granted	5,788,734	59.86
Exercised	(8,347,313)	36.52
Lapsed or canceled	(788,770)	49.76

Outstanding at December 31, 2012	35,569,021	47.13
Granted	6,041,422	69.89
Exercised	(10,329,611)	41.91
Lapsed or canceled	(616,995)	53.84

Outstanding at December 31, 2013	30,663,837	53.27
Granted	5,823,706	93.95
Exercised	(5,697,263)	47.47
Lapsed or canceled	(1,294,668)	67.70

Outstanding at December 31, 2014	29,495,612	$61.80

Vested and expected to vest at December 31, 2014(1)	28,015,623	$60.44

Exercisable at December 31, 2014	16,019,742	$49.40

(1)

Represents the sum of vested options of 16.0 million and expected to vest options of 12.0 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 28.0 million.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Range of Exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$28.35–$39.99	2,029,342	3.71	$29.46	$143	2,029,342	$29.46	$143
$40.00–$49.99	5,971,196	3.86	42.00	346	5,968,696	42.00	346
$50.00–$59.99	10,710,421	6.07	58.36	445	6,777,404	58.12	283
$60.00–$74.99	5,202,747	8.10	69.72	157	1,214,300	69.27	37
$75.00–$95.00	5,581,906	9.16	93.95	33	30,000	93.97	—

	29,495,612	6.40	61.80	$1,124	16,019,742	49.40	$809

(1)	Average remaining contractual life in years.

There were 15,594,410 and 19,468,017 options exercisable at weighted average exercise prices of $45.76 and $43.64 at December 31, 2013 and 2012, respectively.

The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2014	2013	2012
Intrinsic value(1)	$272	$367	$202
Tax benefit realized	96	129	74
Operating cash inflow	172	333	249
Financing cash inflow	77	99	56
Total cash received	249	432	305

(1)	Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.

At December 31, 2014 there was $125 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.45 years. The total fair value of options vested during 2014, 2013 and 2012 was $72 million, $67 million and $63 million, respectively.

Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors at fair market value at the date of grant as compensation. RSUs typically become fully vested over periods ranging from three to seven years and are payable in Honeywell common stock upon vesting.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about RSU activity for the three years ended December 31, 2014:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	9,746,433	$41.35
Granted	2,156,753	59.52
Vested	(3,380,251)	31.84
Forfeited	(427,196)	45.78

Non-vested at December 31, 2012	8,095,739	49.91
Granted	1,904,504	75.73
Vested	(2,995,553)	42.17
Forfeited	(312,470)	56.58

Non-vested at December 31, 2013	6,692,220	60.04
Granted	1,455,209	94.88
Vested	(1,787,894)	53.63
Forfeited	(460,341)	63.54

Non-vested at December 31, 2014	5,899,194	$70.32

As of December 31, 2014, there was approximately $195 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 3.52 years.

The following table summarizes information about income statement impact from RSUs for the three years ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Compensation expense	$102	$100	$105
Future income tax benefit recognized	37	35	37

Note 19. Commitments and Contingencies

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2014	2013	2012
Beginning of year	$643	$654	$723
Accruals for environmental matters deemed probable and reasonably estimable	268	272	234
Environmental liability payments	(321)	(304)	(320)
Other	1	21	17

End of year	$591	$643	$654

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2014	2013
Accrued liabilities	$278	$304
Other liabilities	313	339

	$591	$643

We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated financial position.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•

North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•

Bendix Friction Materials (Bendix) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014			2013			2012
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$656	$955	$1,611	$653	$1,119	$1,772	$613	$1,123	$1,736
Accrual for update to estimated liability	195	4	199	180	5	185	168	(1)	167
Change in estimated cost of future claims	(1)	—	(1)	16	—	16	30	—	30
Update of expected resolution values for pending claims	2	—	2	(5)	—	(5)	8	—	8
Asbestos related liability payments	(229)	(30)	(259)	(188)	(169)	(357)	(166)	(3)	(169)

End of year	$623	$929	$1,552	$656	$955	$1,611	$653	$1,119	$1,772

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014			2013			2012
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$141	$531	$672	$138	$569	$707	$162	$618	$780
Probable insurance recoveries related to estimated liability	24	—	24	27	—	27	28	—	28
Insurance receipts for asbestos related liabilities	(24)	(187)	(211)	(24)	(34)	(58)	(60)	(62)	(122)
Insurance receivables settlements and write offs	(6)	7	1	—	(6)	(6)	8	13	21
Other	—	(1)	(1)	—	2	2	—	—	—

End of year	$135	$350	$485	$141	$531	$672	$138	$569	$707

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2014	2013
Other current assets	$31	$77
Insurance recoveries for asbestos related liabilities	454	595

	$485	$672

Accrued liabilities	$352	$461
Asbestos related liabilities	1,200	1,150

	$1,552	$1,611

NARCO Products—In connection with NARCO’s emergence from bankruptcy on April 30, 2013, a federally authorized 524(g) trust (NARCO Trust) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the NARCO Trust. The NARCO Trust reviews submitted claims and determines award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth the criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell provided, and continues to provide, input to the design of control procedures for processing NARCO claims, and has on-going audit rights to review and monitor the claims processors’ adherence to the established requirements of the Trust Distribution Procedures.

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2015 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. As of December 31, 2014, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

Honeywell is also responsible for payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria (Pre-established Unliquidated Claims), which amounts are estimated at $150 million and are expected to be paid during the initial years of trust operations ($3 million of which was paid in 2014). Such payments are not subject to the annual cap described above.

Our consolidated financial statements reflect an estimated liability for pre-established unliquidated claims ($147 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($39 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018 ($743 million). In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value of asbestos related future liabilities, including trust claim handling costs, based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Some critical assumptions underlying this methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. In light of the uncertainties inherent in making long-term

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

projections and in connection with the recent implementation of the Trust Distribution Procedures by the NARCO Trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018.

Our insurance receivable corresponding to the estimated liability for pending and future NARCO asbestos claims reflects coverage which reimburses Honeywell for portions of NARCO-related indemnity and defense costs and is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. We conduct analyses to estimate the probable amount of insurance that is recoverable for asbestos claims. While the substantial majority of our insurance carriers are solvent, some of our individual carriers are insolvent, which has been considered in our analysis of probable recoveries. We made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical dealings and our knowledge of any pertinent solvency issues surrounding insurers.

Projecting future events is subject to many uncertainties that could cause the NARCO-related asbestos liabilities or assets to be higher or lower than those projected and recorded. Given the uncertainties, we review our estimates periodically, and update them based on our experience and other relevant factors. Similarly, we will reevaluate our projections concerning our probable insurance recoveries in light of any changes to the projected liability or other developments that may impact insurance recoveries.

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2014	2013
Claims Unresolved at the beginning of year	12,302	23,141
Claims Filed	3,694	4,527
Claims Resolved(1)	(6,729)	(15,366)

Claims Unresolved at the end of year	9,267	12,302

(1)

Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2014 and 2013 include significantly aged (i.e., pending for more than six years) claims totaling 1,266 and 12,250, respectively, of which 82% and 92%, respectively, were non-malignant.

Disease Distribution of Unresolved Claims	December 31,
	2014	2013
Mesothelioma and Other Cancer Claims	3,933	5,810
Nonmalignant Claims	5,334	6,492

Total Claims	9,267	12,302

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in whole dollars)
Malignant claims	$53,500	$51,000	$49,000	$48,000	$54,000
Nonmalignant claims	$120	$850	$1,400	$1,000	$1,300

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

The liability for future claims represents the estimated value of future asbestos related bodily injury claims expected to be asserted against Bendix over the next five years. Such estimated cost of future Bendix-related asbestos claims is based on historic claims filing experience and dismissal rates, disease classifications, and resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years. The methodology used to estimate the liability for future claims is similar to that used to estimate the liability for future NARCO-related asbestos claims.

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

Honeywell believes it has sufficient insurance coverage and reserves to cover all pending Bendix-related asbestos claims and Bendix-related asbestos claims estimated to be filed within the next five years. Although it is impossible to predict the outcome of either pending or future Bendix-related asbestos claims, we do not believe that such claims would have a material adverse effect on our consolidated financial position in light of our insurance coverage and our prior experience in resolving such claims. If the rate and types of claims filed, the average resolution value of such claims and the period of time over which claim settlements are paid (collectively, the Variable Claims Factors) do not substantially change, Honeywell would not expect future Bendix-related asbestos claims to have a material adverse effect on our results of operations or operating cash flows in any fiscal year. No assurances can be given, however, that the Variable Claims Factors will not change.

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

Honeywell v. United Auto Workers (UAW) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the CAPS) set forth in the MCBAs may be implemented, effective January 1, 2012. The UAW and certain retiree defendants filed a mirror suit in the Eastern

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The New Jersey action was dismissed and Honeywell subsequently answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. In the second quarter of 2014, the parties agreed to stay the proceedings with respect to those retirees who retired before the initial inclusions of the CAPS in the 2003 MCBA until the Supreme Court decided the M&G Polymers USA, LLC v. Tackett case. In the Tackett case, the Supreme Court had to resolve a split between the U.S. Court of Appeals for the Sixth Circuit, on the one hand, and the majority of other U.S. Court of Appeals, on the other hand, as to whether retiree health insurance benefits provided in collective bargaining agreements carry an inference that they are vested or guaranteed to continue for life where the agreement is silent as to their duration. In a ruling on January 26, 2015, the Supreme Court held that no such inference of vesting is appropriate, substantially bolstering Honeywell’s position in this litigation. Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $180 million, reflecting the estimated value of these CAPS.

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusion of the CAPS in the 2003 MCBA. The UAW sought a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post- 2003 retirees would increase by approximately $120 million, reflecting the estimated value of these CAPS.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Warranties and Guarantees

Maximum Potential Future Payments
Operating lease residual values	$41
Other third parties’ financing	4
Customer financing	4

$49

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

	Years Ended December 31,
	2014	2013	2012
Beginning of year	$405	$407	$402
Accruals for warranties/guarantees issued during the year	225	212	196
Adjustment of pre-existing warranties/guarantees	(34)	(1)	(20)
Settlement of warranty/guarantee claims	(193)	(213)	(171)

End of year	$403	$405	$407

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2014	2013
Accrued liabilities	$332	$323
Other liabilities	71	82

	$403	$405

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 20. Pension and Other Postretirement Benefits

We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for substantially all U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. We also sponsor defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally the UK, Netherlands, Germany, and Canada. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. Less than 1% of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company; and this subsidy is limited to a fixed-dollar amount. In addition, more than 75% of Honeywell’s current retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$16,290	$17,117	$5,523	$5,272
Service cost	241	272	56	58
Interest cost	771	677	231	215
Plan amendments	—	14	(17)	—
Actuarial (gains) losses	1,718	(975)	601	72
Acquisitions	—	190	—	44
Divestitures	—	—	(61)	—
Benefits paid	(996)	(1,005)	(210)	(198)
Foreign currency and other	11	—	(362)	60

Benefit obligation at end of year	18,035	16,290	5,761	5,523

Change in plan assets:
Fair value of plan assets at beginning of year	16,727	14,345	5,037	4,527
Actual return on plan assets	1,290	3,191	622	428
Company contributions	36	28	187	183
Acquisitions	—	168	—	45
Benefits paid	(996)	(1,005)	(210)	(198)
Foreign currency and other	9	—	(303)	52

Fair value of plan assets at end of year	17,066	16,727	5,333	5,037

Funded status of plans	$(969)	$437	$(428)	$(486)

Amounts recognized in Consolidated Balance
Sheet consist of:
Prepaid pension benefit cost(1)	$—	$839	$270	$120
Accrued pension liabilities—current(2)	(74)	(36)	(8)	(13)
Accrued pension liabilities—noncurrent(3)	(895)	(366)	(690)	(593)

Net amount recognized	$(969)	$437	$(428)	$(486)

(1)	Included in Other Assets on Consolidated Balance Sheet
(2)	Included in Accrued Liabilities on Consolidated Balance Sheet
(3)	Included in Other Liabilities—Non-Current on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$1,096	$1,477
Service cost	—	—
Interest cost	42	44
Plan amendments(1)	(87)	(175)
Actuarial (gains) losses	46	(108)
Benefits paid	(124)	(142)

Benefit obligation at end of year	973	1,096

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status of plans	$(973)	$(1,096)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(111)	$(130)
Postretirement benefit obligations other than pensions(2)	(862)	(966)

Net amount recognized	$(973)	$(1,096)

(1)

Elimination of retiree medical and life insurance coverage for certain retirees and union employees. Amount will be recognized as part of net postretirement benefit cost over the expected future lifetime of the remaining participants in the plan.

(2)	Excludes non-U.S. plans of $49 million and $53 million in 2014 and 2013, respectively.

Amounts recognized in Accumulated Other Comprehensive (Income) Loss associated with our significant pension and other postretirement benefit plans at December 31, 2014 and 2013 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Transition obligation	$—	$—	$1	$3
Prior service cost (credit)	88	111	(27)	(14)
Net actuarial (gain) loss	281	(1,378)	493	434

Net amount recognized	$369	$(1,267)	$467	$423

	Other Postretirement Benefits
	2014	2013
Prior service (credit)	$(235)	$(168)
Net actuarial loss	278	256

Net amount recognized	$43	$88

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The components of net periodic benefit (income) cost and other amounts recognized in other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Service cost	$241	$272	$256	$56	$58	$48
Interest cost	771	677	738	231	215	221
Expected return on plan assets	(1,257)	(1,076)	(1,020)	(354)	(308)	(291)
Amortization of transition obligation	—	—	—	2	2	2
Amortization of prior service cost (credit)	23	23	28	(2)	(2)	(2)
Recognition of actuarial losses	26	—	707	223	51	250
Settlements and curtailments	—	—	—	—	—	2

Net periodic benefit (income) cost	$(196)	$(104)	$709	$156	$16	$230

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Actuarial (gains) losses	$1,686	$(3,090)	$859	$333	$(48)	$327
Prior service cost (credit)	—	14	—	(17)	—	—
Transition obligation recognized during year	—	—	—	(2)	(2)	(2)
Prior service (cost) credit recognized during year	(23)	(23)	(28)	2	2	2
Actuarial losses recognized during year	(26)	—	(707)	(223)	(51)	(250)
Foreign exchange translation adjustments	—	—	—	(50)	3	23

Total recognized in other comprehensive (income) loss	$1,637	$(3,099)	$124	$43	$(96)	$100

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$1,441	$(3,203)	$833	$199	$(80)	$330

The estimated prior service cost (credit) for pension benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2015 are expected to be $23 million and ($3) million for U.S. and non-U.S. pension plans, respectively.

Net Periodic Benefit Cost	Other Postretirement Benefits Years Ended December 31,
	2014	2013	2012
Service cost	$—	$—	$1
Interest cost	42	44	53
Amortization of prior service (credit)	(20)	(13)	(14)
Recognition of actuarial losses	24	27	34
Settlements and curtailments(1)	—	(42)	(6)

Net periodic benefit cost	$46	$16	$68

(1)	Curtailment gain in 2013 related to elimination of retiree medical coverage for a union group in connection with a new collective bargaining agreement.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2014	2013	2012
Actuarial (gains) losses	$46	$(108)	$34
Prior service (credit)	(87)	(175)	(1)
Prior service credit recognized during year	20	13	14
Actuarial losses recognized during year	(24)	(27)	(34)
Settlements and curtailments	—	42	6

Total recognized in other comprehensive (income) loss	$(45)	$(255)	$19

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1	$(239)	$87

The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in 2015 are both expected to be $30 million.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.08%	4.89%	4.06%	3.26%	4.29%	4.29%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	2.53%	2.81%	3.55%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate	4.89%	4.06%	4.89%	4.29%	4.29%	4.84%
Expected rate of return on plan assets	7.75%	7.75%	8.00%	6.96%	6.99%	7.03%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	2.81%	3.55%	3.67%

	Other Postretirement Benefits
	2014	2013	2012
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.45%	4.05%	3.40%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.05%	3.40%	4.00%

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Our expected rate of return on U.S. plan assets of 7.75% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We review the expected rate of return on an annual basis and revise it as appropriate.

For non-U.S. benefit plans actuarial assumptions reflect economic and market factors relevant to each country.

Pension Benefits

Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Projected benefit obligation	$626	$576	$1,686	$911
Accumulated benefit obligation	$618	$569	$1,584	$855
Fair value of plan assets	$194	$174	$994	$307

Accumulated benefit obligation for our U.S. defined benefit pension plans were $17.2 billion and $15.7 billion and for our Non-U.S. defined benefit plans were $5.5 billion and $5.3 billion at December 31, 2014 and 2013, respectively.

Our asset investment strategy for our U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. Our actual invested positions in various securities change over time based on short and longer- term investment opportunities. To achieve our objectives, we have established long-term target allocations as follows: 60%-70% equity securities, 10%-20% fixed income securities and cash, 5%-15% real estate investments, and 10%-20% other types of investments. Equity securities include publicly-traded stock of companies located both inside and outside the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Real estate investments include direct investments in commercial properties and investments in real estate funds. Other types of investments include investments in private equity and hedge funds that follow several different strategies. We review our assets on a regular basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,851	$1,851	$—	$—
U.S. large cap stocks	3,913	3,867	46	—
U.S. mid cap stocks	1,028	1,018	10	—
U.S. small cap stocks	219	219	—	—
International stocks	2,576	2,400	176	—
Real estate investment trusts	204	204	—	—
Fixed income investments:
Short term investments	1,078	1,078	—	—
Government securities	438	—	438	—
Corporate bonds	2,988	—	2,988	—
Mortgage/Asset-backed securities	635	—	635	—
Insurance contracts	7	—	7	—
Investments in private funds:
Private funds	999	—	—	999
Hedge funds	3	—	—	3
Real estate funds	226	—	—	226
Direct investments:
Direct private investments	301	—	—	301
Real estate properties	600	—	—	600

	$17,066	$10,637	$4,300	$2,129

	U.S. Plans
	December 31, 2013
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,697	$1,697	$—	$—
U.S. large cap stocks	4,147	4,107	40	—
U.S. mid cap stocks	757	752	5	—
U.S. small cap stocks	215	210	5	—
International stocks	2,685	2,503	182	—
Real estate investment trusts	90	90	—	—
Fixed income investments:
Short term investments	956	955	1	—
Government securities	266	—	266	—
Corporate bonds	2,931	—	2,931	—
Mortgage/Asset-backed securities	770	—	770	—
Insurance contracts	7	—	7	—
Investments in private funds:
Private funds	1,058	—	—	1,058
Hedge funds	6	—	—	6
Real estate funds	237	—	—	237
Direct investments:
Direct private investments	278	—	—	278
Real estate properties	627	—	—	627

	$16,727	$10,314	$4,207	$2,206

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$534	$464	$70	$—
Non-U.S. companies	1,876	225	1,651	—
Fixed income investments:
Short-term investments	117	113	4	—
Government securities	1,495	—	1,495	—
Corporate bonds	857	—	857	—
Mortgage/Asset-backed securities	19	—	19	—
Insurance contracts	186	—	186	—
Investments in private funds:
Private funds	62	—	—	62
Hedge funds	2	—	—	2
Real estate funds	185	—	—	185

	$5,333	$802	$4,282	$249

	Non-U.S. Plans
	December 31, 2013
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$459	$394	$65	$—
Non-U.S. companies	1,929	244	1,685	—
Fixed income investments:
Short-term investments	147	140	7	—
Government securities	1,303	—	1,303	—
Corporate bonds	656	—	656	—
Mortgage/Asset-backed securities	25	—	25	—
Insurance contracts	208	—	208	—
Investments in private funds:
Private funds	67	—	—	67
Hedge funds	62	—	—	62
Real estate funds	181	—	—	181

	$5,037	$778	$3,949	$310

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize changes in the fair value of Level 3 assets:

	U.S. Plans
	Private Funds	Direct Private Investments	Hedge Funds	Real Estate Funds	Real Estate Properties
Balance at December 31, 2012	$1,100	$227	$52	$254	$595
Actual return on plan assets:
Relating to assets still held at year-end	(10)	34	(22)	11	61
Relating to assets sold during the year	117	1	22	1	4
Purchases	94	37	9	15	15
Sales and settlements	(243)	(21)	(55)	(44)	(48)

Balance at December 31, 2013	1,058	278	6	237	627
Actual return on plan assets:
Relating to assets still held at year-end	(50)	(10)	(2)	21	10
Relating to assets sold during the year	94	59	2	—	53
Purchases	168	92	3	8	38
Sales and settlements	(271)	(118)	(6)	(40)	(128)

Balance at December 31, 2014	$999	$301	$3	$226	$600

	Non-U.S. Plans
	Private Funds	Hedge Funds	Real Estate Funds
Balance at December 31, 2012	$136	$56	$157
Actual return on plan assets:
Relating to assets still held at year-end	(6)	4	18
Relating to assets sold during the year	3	—	(1)
Purchases	4	2	12
Sales and settlements	(70)	—	(5)

Balance at December 31, 2013	67	62	181
Actual return on plan assets:
Relating to assets still held at year-end	(4)	(11)	17
Relating to assets sold during the year	6	12	1
Purchases	—	—	4
Sales and settlements	(7)	(61)	(18)

Balance at December 31, 2014	$62	$2	$185

The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2014 and 2013, our U.S. plans had contracts with notional amounts of $2,354 million and $1,938 million, respectively. At December 31, 2014 and 2013, our non-U.S. plans had contracts with notional amounts of $65 million and $61 million, respectively. In both our U.S. and non-U.S. pension plans, the notional derivative exposure is primarily related to outstanding equity futures contracts.

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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2014, 2013 and 2012, we were not required to make contributions to our U.S. pension plans and no contributions were made in 2014 and 2013. In 2012 we made voluntary contributions of $792 million to our U.S. pension plans primarily to improve the funded status. We are not required to make any contributions to our U.S. pension plans in 2015. In 2014, contributions of $160 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2015, we expect to make contributions of cash and/or marketable securities of approximately $140 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2015	$1,133	$196
2016	1,104	200
2017	1,103	205
2018	1,117	211
2019	1,132	217
2020-2024	5,799	1,187

Other Postretirement Benefits

	December 31,
	2014	2013
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2023	2019

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$73	$(49)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2015	$119	$111
2016	106	99
2017	102	94
2018	97	90
2019	92	85
2020-2024	363	329

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 21. Segment Financial Data

We globally manage our business operations through three reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

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

In April 2014, the Company announced the realignment of our Honeywell Process Solutions business from Automation and Control Solutions into Performance Materials and Technologies. The Company has reported its financial performance based on the inclusion of Honeywell Process Solutions in Performance Materials and Technologies for all periods presented.

In July 2014, following the closing of the sale of its Friction Materials business, the Company announced the realignment of its Transportation Systems business segment with its Aerospace business segment. Under the realigned segment reporting structure, the Company has three business segments: Aerospace, Automation and Control Solutions and Performance Materials and Technologies. The Company has reported its financial performance based on the inclusion of Transportation Systems in Aerospace for all periods presented.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations, or cash flows.

	Years Ended December 31,
	2014	2013	2012
Net Sales
Aerospace
Product	$10,773	$10,798	$10,560
Service	4,825	4,937	5,041

Total	15,598	15,735	15,601
Automation and Control Solutions
Product	13,219	12,253	11,581
Service	1,268	1,212	1,206

Total	14,487	13,465	12,787
Performance Materials and Technologies
Product	8,406	8,163	7,671
Service	1,815	1,692	1,606

Total	10,221	9,855	9,277

	$40,306	$39,055	$37,665

Depreciation and amortization
Aerospace	$277	$290	$296
Automation and Control Solutions	306	302	302
Performance Materials and Technologies	284	336	265
Corporate	57	61	63

	$924	$989	$926

Segment Profit
Aerospace	$2,915	$2,870	$2,711
Automation and Control Solutions	2,200	1,983	1,836
Performance Materials and Technologies	1,817	1,725	1,550
Corporate	(236)	(227)	(218)

	$6,696	$6,351	$5,879

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Capital expenditures
Aerospace	$315	$310	$320
Automation and Control Solutions	145	132	114
Performance Materials and Technologies	537	448	357
Corporate	97	57	93

	$1,094	$947	$884

	December 31,
	2014	2013	2012
Total Assets
Aerospace	$11,151	$11,379	$11,024
Automation and Control Solutions	17,191	17,675	15,996
Performance Materials and Technologies	9,699	9,534	9,154
Corporate	7,410	6,847	5,679

	$45,451	$45,435	$41,853

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
Segment Profit	$6,696	$6,351	$5,879
Other income (expense)(1)	269	202	25
Interest and other financial charges	(318)	(327)	(351)
Stock compensation expense(2)	(187)	(170)	(170)
Pension ongoing income (expense)(2)	254	90	(36)
Pension mark-to-market expense(2)	(249)	(51)	(957)
Other postretirement income (expense)(2)	(49)	(20)	(72)
Repositioning and other charges(2)	(598)	(663)	(443)

Income from continuing operations before taxes	$5,818	$5,412	$3,875

(1)	Equity income (loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 22. Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
	2014	2013	2012	2014	2013	2012
United States	$23,911	$22,978	$22,379	$3,612	$3,393	$3,118
Europe	9,870	9,804	9,118	741	905	932
Other International	6,525	6,273	6,168	1,030	980	951

	$40,306	$39,055	$37,665	$5,383	$5,278	$5,001

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $5,647 million, $5,431 million and $5,126 million in 2014, 2013 and 2012, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment—net.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 23. Supplemental Cash Flow Information

	Years Ended December 31,
	2014	2013	2012
Payments for repositioning and other charges:
Severance and exit cost payments	$(161)	$(160)	$(136)
Environmental payments	(321)	(304)	(320)
Insurance receipts for asbestos related liabilities	211	58	122
Asbestos related liability payments	(259)	(357)	(169)

	$(530)	$(763)	$(503)

Interest paid, net of amounts capitalized	$312	$330	$344
Income taxes paid, net of refunds	1,142	1,271	919
Non-cash investing and financing activities:
Common stock contributed to savings plans	168	159	144
Marketable securities contributed to non-U.S. pension plans	117	—	—

Note 24. Unaudited Quarterly Financial Information

	2014
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,679	$10,253	$10,108	$10,266	$40,306
Gross Profit	2,712	2,957	2,980	2,700	11,349
Net income attributable to Honeywell	1,017	1,099	1,167	956	4,239
Earnings per share—basic	1.30	1.40	1.49	1.22	5.40
Earnings per share—assuming dilution	1.28	1.38	1.47	1.20	5.33
Dividends paid per share	0.4500	0.4500	0.4500	0.5175	1.87
Market Price per share
High	95.44	95.81	97.34	101.98	101.98
Low	88.47	90.36	90.56	85.11	85.11

	2013
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,328	$9,693	$9,647	$10,387	$39,055
Gross Profit	2,545	2,666	2,705	2,775	10,691
Net income attributable to Honeywell	966	1,021	990	947	3,924
Earnings per share—basic	1.23	1.30	1.26	1.20	4.99
Earnings per share—assuming dilution	1.21	1.28	1.24	1.19	4.92
Dividends paid per share	0.4100	0.4100	0.4100	0.4510	1.68
Market Price per share
High	75.48	80.85	86.79	91.37	91.37
Low	64.75	71.47	77.88	81.45	64.75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Honeywell International Inc.;

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 13, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2014. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Honeywell management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Honeywell’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2014, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

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

Honeywell’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are available, free of charge, on our website under the heading “Investor Relations” (see “Corporate Governance”), or by writing to Honeywell, 101 Columbia Road, Morris Township, New Jersey 07962, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within five business days of such amendment or waiver.

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

EQUITY COMPENSATION PLANS

As of December 31, 2014 information about our equity compensation plans is as follows:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	37,358,105	(1)	$61.80	(2)	21,908,233	(3)
Equity compensation plans not approved by security holders	524,072	(4)	N/A	(5)	N/A	(6)

Total	37,882,177		61.80		21,908,233

(1)

Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2011 Stock Incentive Plan (the 2011 Stock Incentive Plan), and similar prior plans, the 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan), and the 2003 Stock Incentive Plan (the 2003 Stock Incentive Plan) (including 29,128,350 shares of common stock to be issued for options; 16,000 shares to be issued for stock appreciation rights; 5,868,451 RSUs subject to continued employment; and 1,963,299 deferred RSUs); and the 2006 Stock Plan for Non-Employee Directors (the 2006 Non-Employee Director Plan) and the 1994 Stock Plan for Non-Employee Directors (the 1994 Non-Employee Director Plan) (351,262 shares of common stock to be issued for options; and 30,743 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of common stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee statutory minimum tax withholding requirements are not issued.

2,969,601 growth plan units were issued and remain outstanding for the performance cycles commencing January 1, 2012 and January 1, 2014 pursuant to the 2011 Stock Incentive Plan. The ultimate value of any growth plan award may be paid in cash or shares of common stock and, thus, growth plan units are not included in the table above.

Because the number of future shares that may be distributed to employees participating in the Honeywell Global Stock Plan is unknown, no shares attributable to that plan are included in column (a) of the table above.

(2)

Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of certain performance goals or continued employment or service and they are settled for shares of common stock on a one-for-one basis.

(3)

The number of shares that may be issued under the 2011 Stock Incentive Plan as of December 31, 2014 is 19,752,482 which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2006 Stock Incentive Plan, the 2003 Stock Incentive Plan, or the 1994 Non-Employee Director Plan.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2014 is 2,047,756. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.

The UK Sharebuilder Plan, allows an eligible UK employee to invest taxable earnings in common stock. The Company matches those shares and dividends paid are used to purchase additional shares of common stock. For the year ending December 31, 2014, 74,256 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

The Honeywell International Technologies Employees Share Ownership Plan (Ireland) and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme, allow eligible employees in Ireland to contribute specified percentages of base pay, bonus or performance pay that are then invested in common stock. For the year ending December 31, 2014, 11,583 shares of common stock were credited to participants’ accounts under these two plans.

The remaining 107,995 shares included in column (c) are shares remaining for future grants under the 2006 Non-Employee Director Plan.

(4)	Equity compensation plans not approved by shareowners included in the table refer to the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees.

The Supplemental Non-Qualified Savings Plan for Highly Compensated Employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of common stock. The notional shares are distributed in the form of actual shares of common stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2014 is 505,494.

The AlliedSignal Incentive Compensation Plan for Executive Employees was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of common stock. The notional shares are distributed in the form of actual shares of common stock. The number of shares of common stock that remain to be issued as of December 31, 2014 is 18,578.

(5)

Column (b) does not include any exercise price for notional shares allocated to employees under Honeywell’s equity compensation plans not approved by shareowners because all of these shares are only settled for shares of common stock on a one-for-one basis.

(6)

The amount of securities available for future issuance under the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees is not determinable because the number of securities that may be issued under this plan depends upon the amount deferred to the plan by participants in future years.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by PricewaterhouseCoopers LLP in 2014 and 2013 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(2.) Exhibits	Page Number in Form 10-K
See the Exhibit Index of this Annual Report on Form 10-K	86

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 13, 2015	By:	/s/ Adam M. Matteo

Adam M. Matteo Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*
David M. Cote Chairman of the Board, Chief Executive Officer and Director	Judd Gregg Director

*	*
William S. Ayer Director	Clive Hollick Director

*	*
Gordon M. Bethune Director	Grace D. Lieblein Director

*	*
Kevin Burke Director	George Paz Director

*	*
Jaime Chico Pardo Director	Bradley T. Sheares, Ph.D. Director

*	*
D. Scott Davis Director	Robin L. Washington Director

*
Linnet F. Deily Director

/s/ Thomas A. Szlosek	/s/ Adam M. Matteo
Thomas A. Szlosek Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Adam M. Matteo Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Thomas A. Szlosek

(Thomas A. Szlosek Attorney-in-fact)

February 13, 2015

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed April 27, 2010)
3(ii)	By-laws of Honeywell International Inc., as amended December 12, 2014 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed December 12, 2014)
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

10.1*

2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2006 and Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.2*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005

10.3*

Stock Plan for Non-Employee Directors of AlliedSignal Inc., as amended (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003), and amended by Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2007 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008

10.4*

Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.5*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2010, Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012 and Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2013

10.6*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2013)
10.7*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2013

10.8*

Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009

Exhibit No.	Description

10.9*

Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2009 and Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2013

10.10*

Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.11*

Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003), and amended by Exhibit 10.14 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.12*

Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.13*

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002), and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008, and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2013

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

Exhibit No.	Description

10.22*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.23*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.24*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011 and the attached amendment (filed herewith)

10.25*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.26*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.27*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
10.28*

Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007) and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.29*

Letter Agreement dated October 6, 2010 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.34 to Honeywell’s Form 10-K for the year ended December 31, 2010) and amended by Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2012

10.30*	Employee Non-Competition Agreement dated October 26, 2010 for Andreas Kramvis (incorporated by reference to Exhibit 10.35 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.31*

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

10.33*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (incorporated by reference to Exhibit 10.38 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.34*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.35*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014

10.36*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

Exhibit No.	Description

10.37*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.38*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.39*	2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement, Form 2 (filed herewith)
10.40*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.41*

Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2011)

10.42*

Transition Agreement dated April 7, 2014 between Honeywell International Inc. and David J. Anderson (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.43*

Consulting Agreement effective as of June 1, 2014 between Honeywell International Inc. and David J. Anderson (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.44*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Roger Fradin (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
10.45*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Andreas Kramvis (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
10.46*

Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Thomas A. Szlosek (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.47*

CEO Retention Agreement, as approved by the Board of Directors of Honeywell International Inc. on October 31, 2014 and agreed to by David M. Cote on December 11, 2014 (incorporated by reference to Exhibit 99.2 to Honeywell’s Form 8-K filed December 12, 2014)

10.48

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

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.