Form 10-Q
period 2015-03-31
HONEYWELL INTERNATIONAL INC
filed 2015-04-17
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 781,707,489 shares of Common Stock outstanding at March 31, 2015.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Form 10-K for the year ended December 31, 2014.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of March 31, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions, except per share amounts)
Product sales	$7,364	$7,845
Service sales	1,849	1,834
Net sales	9,213	9,679

Costs, expenses and other
Cost of products sold	5,213	5,779
Cost of services sold	1,149	1,188
	6,362	6,967
Selling, general and administrative expenses	1,230	1,339
Other (income) expense	(20)	(117)
Interest and other financial charges	77	79
	7,649	8,268
Income before taxes	1,564	1,411
Tax expense	418	375
Net income	1,146	1,036

Less: Net income attributable to the noncontrolling interest	30	19

Net income attributable to Honeywell	$1,116	$1,017

Earnings per share of common stock - basic:	$1.42	$1.30
Earnings per share of common stock - assuming dilution:	$1.41	$1.28
Cash dividends per share of common stock	$0.5175	$0.4500

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Net income	$1,146	$1,036
Other comprehensive loss, net of tax
Foreign exchange translation adjustment	(721)	(5)

Actuarial (losses) gains recognized	(2)	4
Prior service costs recognized	5	—
Pension and other postretirement benefits adjustments	3	4

Unrealized losses	—	(11)
Less: Reclassification adjustment for gains included in net income	—	71
Changes in fair value of available for sale investments	—	(82)

Effective portion of cash flow hedges recognized in other comprehensive income	105	9
Less: Reclassification adjustment for gains (losses) included in net income	27	(4)
Changes in fair value of effective cash flow hedges	78	13
Other comprehensive loss, net of tax	(640)	(70)

Comprehensive income	506	966
Less: Comprehensive income attributable to the noncontrolling interest	30	19
Comprehensive income attributable to Honeywell	$476	$947

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,575	$6,959
Accounts, notes and other receivables	8,158	7,960
Inventories	4,507	4,405
Deferred income taxes	656	722
Investments and other current assets	2,376	2,145
Total current assets	22,272	22,191

Investments and long-term receivables	464	465
Property, plant and equipment - net	5,300	5,383
Goodwill	12,685	12,788
Other intangible assets - net	2,190	2,208
Insurance recoveries for asbestos related liabilities	445	454
Deferred income taxes	329	404
Other assets	1,672	1,558
Total assets	$45,357	$45,451

LIABILITIES
Current liabilities:
Accounts payable	$5,263	$5,365
Short-term borrowings	47	51
Commercial paper	2,695	1,647
Current maturities of long-term debt	1,304	939
Accrued liabilities	6,123	6,771
Total current liabilities	15,432	14,773

Long-term debt	5,661	6,046
Deferred income taxes	210	236
Postretirement benefit obligations other than pensions	911	911
Asbestos related liabilities	1,197	1,200
Other liabilities	4,027	4,282

Redeemable noncontrolling interest	242	219

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	5,153	5,038
Common stock held in treasury, at cost	(10,281)	(9,995)
Accumulated other comprehensive loss	(2,099)	(1,459)
Retained earnings	23,811	23,115
Total Honeywell shareowners’ equity	17,542	17,657
Noncontrolling interest	135	127
Total shareowners’ equity	17,677	17,784
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$45,357	$45,451

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,146	$1,036
Less: Net income attributable to the noncontrolling interest	30	19
Net income attributable to Honeywell	1,116	1,017
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	163	168
Amortization	53	70
Gain on sale of available for sale investments	—	(105)
Repositioning and other charges	131	214
Net payments for repositioning and other charges	(100)	(125)
Pension and other postretirement income	(91)	(49)
Pension and other postretirement benefit payments	(9)	(36)
Stock compensation expense	52	52
Deferred income taxes	93	2
Excess tax benefits from share based payment arrangements	(47)	(30)
Other	(102)	(24)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(170)	(154)
Inventories	(86)	(115)
Other current assets	58	236
Accounts payable	(112)	(41)
Accrued liabilities	(528)	(392)
Net cash provided by operating activities	421	688
Cash flows from investing activities:
Expenditures for property, plant and equipment	(165)	(192)
Proceeds from disposals of property, plant and equipment	1	7
Increase in investments	(1,501)	(631)
Decrease in investments	1,106	410
Cash paid for acquisitions, net of cash acquired	(185)	—
Proceeds from sales of businesses, net of fees paid	2	—
Other	(178)	61
Net cash used for investing activities	(920)	(345)

Cash flows from financing activities:
Net increase in commercial paper	1,048	1,100
Net increase (decrease) in short-term borrowings	4	(10)
Proceeds from issuance of common stock	78	92
Proceeds from issuance of long-term debt	3	25
Payments of long-term debt	(35)	(602)
Excess tax benefits from share based payment arrangements	47	30
Repurchases of common stock	(363)	(320)
Cash dividends paid	(415)	(363)
Net cash provided by (used for) financing activities	367	(48)

Effect of foreign exchange rate changes on cash and cash equivalents	(252)	(45)
Net (decrease) increase in cash and cash equivalents	(384)	250
Cash and cash equivalents at beginning of period	6,959	6,422
Cash and cash equivalents at end of period	$6,575	6,672

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. If differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2015 and 2014 were March 28, 2015 and March 29, 2014.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2015	2014
Severance	$37	$71
Asset impairments	8	9
Exit costs	1	8
Adjustments	(7)	(6)
Total net repositioning charge	39	82

Asbestos related litigation charges, net of insurance	46	48
Probable and reasonably estimable environmental liabilities	46	82
Other	—	2

Total net repositioning and other charges	$131	$214

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,
	2015	2014
Cost of products and services sold	$122	$191
Selling, general and administrative expenses	9	23
	$131	$214

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,
	2015	2014
Aerospace	$48	$76
Automation and Control Solutions	24	46
Performance Materials and Technologies	7	14
Corporate	52	78
	$131	$214

In the quarter ended March 31, 2015, we recognized repositioning charges totaling $46 million including severance costs of $37 million related to workforce reductions of 3,040 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and outsourcing of certain component manufacturing in our Automation and Control Solutions (ACS) segment.

In the quarter ended March 31, 2014, we recognized repositioning charges totaling $88 million including severance costs of $71 million related to workforce reductions of 1,520 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

connection with our productivity and ongoing functional transformation initiatives, factory transitions in ACS to more cost-effective locations, site consolidations and organizational realignments of businesses in ACS.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2014	$285	$—	$30	$315
Charges	37	8	1	46
Usage - cash	(24)	—	(3)	(27)
Usage - noncash	—	(8)	—	(8)
Foreign currency translation	(9)	—	(2)	(11)
Adjustments	(3)	—	(4)	(7)
March 31, 2015	$286	$—	$22	$308

Certain repositioning projects in our segments in 2015 and 2014 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs were not significant.

Note 4. Earnings Per Share

	Three Months Ended March 31,
Basic	2015	2014
Net income attributable to Honeywell	$1,116	$1,017

Weighted average shares outstanding	783.8	784.9

Earnings per share of common stock	$1.42	$1.30

	Three Months Ended March 31,
Assuming Dilution	2015	2014
Net income attributable to Honeywell	$1,116	$1,017

Average Shares
Weighted average shares outstanding	783.8	784.9
Dilutive securities issuable - stock plans	10.2	11.5
Total weighted average shares outstanding	794.0	796.4

Earnings per share of common stock	$1.41	$1.28

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2015 and 2014, the weighted average number of stock options excluded from the computations was 7.8 million and 2.0 million, respectively. These stock options were outstanding at the end of each of the respective periods.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Accounts, Notes and Other Receivables

	March 31, 2015	December 31, 2014

Trade	$7,868	$7,788
Other	557	445
	8,425	8,233
Less: Allowance for doubtful accounts	(267)	(273)
	$8,158	$7,960

Trade receivables include $1,730 and $1,636 million of unbilled balances under long-term contracts as of March 31, 2015 and December 31, 2014.

Note 6. Inventories

	March 31, 2015	December 31, 2014

Raw materials	$1,088	$1,124
Work in process	828	815
Finished products	2,708	2,634
	4,624	4,573
Reduction to LIFO cost basis	(117)	(168)
	$4,507	$4,405
10

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Long-term Debt

	March 31, 2015	December 31, 2014

Floating rate notes due 2015	$700	$700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases), 0.6%-9.5% maturing at various dates through 2023	518	538
	6,965	6,985
Less: current portion	(1,304)	(939)
	$5,661	$6,046

Note 8. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 14, Financial Instruments and Fair Value Measures, of Notes to Financial Statements in our 2014 Annual Report on Form 10-K.

Financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2015	December 31, 2014
Assets:
Foreign currency exchange contracts	$135	$20
Available for sale investments	1,767	1,479
Interest rate swap agreements	108	93

Liabilities:
Foreign currency exchange contracts	$29	$10

The foreign currency exchange contracts and interest rate swap agreements are valued using broker quotations or market transactions in either the listed or over-the-counter markets. These derivative instruments are classified within level 2 of the fair value hierarchy. The Company holds investments in certificates of deposits, time deposits and commercial paper that are designated as available for sale and are valued using market transactions in over-the-counter markets. These investments are classified within level 2 of the fair value hierarchy.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$297	$292	$297	$293
Liabilities
Long-term debt and related current maturities	$6,965	$7,813	$6,985	$7,817

The Company determined the fair value of the long-term receivables by discounting based upon the terms of the receivable and counterparty details including credit quality. These receivables are classified within level 2 of the fair value hierarchy. The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. The long-term debt and related current maturities are also classified within level 2 of the fair value hierarchy.

We enter into transactions designed to provide for netting of offsetting obligations in the event of the insolvency or default of a counterparty. However, we have not elected to offset multiple contracts with a single counterparty, therefore the fair value of the derivative instruments in a loss position is not offset against the fair value of derivative instruments in a gain position.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2015 and 2014, we recognized $15 million and $13 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $162 million of expense and $57 million of income in Other (Income) Expense for the three months ended March 31, 2015 and 2014.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

			Changes in	Changes in
	Foreign	Pension	Fair Value	Fair Value
	Exchange	and Other	of Available	of Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2014	$(740)	$(728)	$—	$9	$(1,459)
Other comprehensive income (loss) before reclassifications	(721)	—	—	105	(616)
Amounts reclassified from accumulated other comprehensive income	—	3	—	(27)	(24)
Net current period other comprehensive income (loss)	(721)	3	—	78	(640)
Balance at March 31, 2015	$(1,461)	$(725)	$—	$87	$(2,099)

			Changes in	Changes in
	Foreign	Pension	Fair Value	Fair Value
	Exchange	and Other	of Available	of Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	(5)	—	(11)	9	(7)
Amounts reclassified from accumulated other comprehensive income	—	4	(71)	4	(63)
Net current period other comprehensive income (loss)	(5)	4	(82)	13	(70)
Balance at March 31, 2014	$299	$359	$88	$2	$748
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

	Three Months Ended
	March 31,
	2015	2014
Net Sales
Aerospace
Products	$2,463	$2,692
Services	1,144	1,159
Total	3,607	3,851
Automation and Control Solutions
Products	2,979	3,075
Services	285	287
Total	3,264	3,362
Performance Materials and Technologies
Products	1,922	2,078
Services	420	388
Total	2,342	2,466
	$9,213	$9,679

Segment Profit
Aerospace	$752	$703
Automation and Control Solutions	516	471
Performance Materials and Technologies	503	473
Corporate	(50)	(51)
Total segment profit	1,721	1,596

Other income (expense)(a)	12	111
Interest and other financial charges	(77)	(79)
Stock compensation expense(b)	(52)	(52)
Pension ongoing income(b)	100	61
Other postretirement expense(b)	(9)	(12)
Repositioning and other charges (b)	(131)	(214)
Income before taxes	$1,564	$1,411

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 11. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2015	2014	2015	2014
Service cost	$57	$60	$13	$14
Interest cost	178	193	44	58
Expected return on plan assets	(320)	(314)	(90)	(89)
Amortization of prior service cost	6	6	—	—
	$(79)	$(55)	$(33)	$(17)

In the first quarter of 2015, Honeywell contributed $109 million of marketable securities and $4 million of cash to our non-U.S. pension plans.

Note 12. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19, Commitments and Contingencies, of Notes to Financial Statements in our 2014 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2014	$591
Accruals for environmental matters deemed probable and reasonably estimable	46
Environmental liability payments	(35)
March 31, 2015	$602

Environmental liabilities are included in the following balance sheet accounts:

	March 31,	December 31,
	2015	2014
Accrued liabilities	$278	$278
Other liabilities	324	313
	$602	$591

Onondaga Lake, Syracuse, NY—We are implementing a combined dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. We have accrued for our estimated cost of remediating Onondaga Lake based on currently available information and analysis performed by our engineering consultants. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate, consistent with our accounting policy.

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

1.	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

2.	Bendix Friction Materials (Bendix), which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2014	$623	$929	$1,552
Accrual for update to estimated liability	48	1	49
Asbestos related liability payments	(49)	(3)	(52)
March 31, 2015	$622	$927	$1,549

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2014	$135	$350	$485
Probable insurance recoveries related to estimated liability	5	—	5
Insurance receivables settlements	1	—	1
Insurance receipts for asbestos related liabilities	(7)	(7)	(14)
March 31, 2015	$134	$343	$477

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31,	December 31,
	2015	2014
Other current assets	$32	$31
Insurance recoveries for asbestos related liabilities	445	454
	$477	$485

Accrued liabilities	$352	$352
Asbestos related liabilities	1,197	1,200
	$1,549	$1,552

NARCO Products –In connection with NARCO’s emergence from bankruptcy on April 30, 2013, a federally authorized 524(g) trust (NARCO Trust) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO products to be made against the NARCO Trust. The NARCO Trust reviews submitted claims and determines award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth the criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell provided, and continues to provide, input to the design of control procedures for processing NARCO claims, and has on-going audit rights to review and monitor the claims processors’ adherence to the established requirements of the Trust Distribution Procedures.

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

million in the years 2015 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. As of March 31, 2015, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

Honeywell is also responsible for payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria (Pre-established Unliquidated Claims), which amounts are expected to be paid during the initial years of trust operations. Such payments are not subject to the annual cap described above.

Our consolidated financial statements reflect an estimated liability for Pre-established Unliquidated Claims ($147 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($37 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018 ($743 million). In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value of asbestos related future liabilities, including trust claim handling costs, based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Some critical assumptions underlying this methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. In light of the uncertainties inherent in making long-term projections and in connection with the recent implementation of the Trust Distribution Procedures by the NARCO Trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended	Years Ended
	March 31,	December 31,
Claims Activity	2015	2014	2013
Claims Unresolved at the beginning of period	9,267	12,302	23,141
Claims Filed	707	3,694	4,527
Claims Resolved (a)	(781)	(6,729)	(15,366)
Claims Unresolved at the end of period	9,193	9,267	12,302

(a) Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2014 and 2013 included significantly aged (i.e., pending for more than six years) claims totaling 1,266 and 12,250, respectively, of which 82% and 92%, respectively, were non-malignant.

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2015	2014	2013
Mesothelioma and Other Cancer Claims	3,773	3,933	5,810
Nonmalignant Claims	5,420	5,334	6,492
Total Claims	9,193	9,267	12,302

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in whole dollars)
Malignant claims	$53,500	$51,000	$49,000	$48,000	$54,000
Nonmalignant claims	$120	$850	$1,400	$1,000	$1,300

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

Other Matters

Honeywell v. United Auto Workers (UAW) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the CAPS) set forth in the MCBAs may be implemented, effective January 1, 2012. The UAW and certain retiree defendants filed a mirror suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The New Jersey action was dismissed and Honeywell subsequently answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. In the second quarter of 2014, the parties agreed to stay the proceedings with respect to those retirees who retired before the initial inclusions of the CAPS in the 2003 MCBA until the Supreme Court decided the M&G Polymers USA, LLC v. Tackett case. In a ruling on January 26, 2015, the Supreme Court held that retiree health insurance benefits provided in collective bargaining agreements do not carry an inference that they are vested or guaranteed to continue for life and that the “vesting” issue must be decided pursuant to ordinary principles of contract law. Based on this ruling, Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $180 million, reflecting the estimated value of these CAPS.

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusion of the CAPS in the 2003 MCBA. The UAW sought a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $120 million, reflecting the estimated value of these CAPS.

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

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three months ended March 31, 2015. The financial information as of March 31, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

A.	Results of Operations – three months ended March 31, 2015 compared with the three months ended March 31, 2014

Net Sales

	Three Months Ended March 31,
	2015	2014
Net sales	$9,213	$9,679
% change compared with prior period	(5)%

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Volume	2%
Price	(1)%
Foreign Exchange	(4)%
Acquisitions/Divestitures	(2)%
(5)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended March 31,
	2015	2014
Cost of products and services sold	$6,362	$6,967
% change compared with prior period	(9)%
Gross margin percentage	30.9%	28.0%

Cost of products and services sold decreased principally due to a decrease in direct and indirect material costs of approximately $360 million (driven primarily by the favorable impact of foreign exchange and productivity), a decrease in labor costs of approximately $125 million and lower repositioning and other charges of approximately $70 million.

Gross margin percentage increased primarily due to higher segment gross margin in all business segments (approximately 2.0 percentage point impact collectively) and lower repositioning and other charges (approximately 0.7 percentage point impact).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$1,230	$1,339
Percent of sales	13.4%	13.8%
20

Selling, general and administrative expenses decreased as a percentage of sales primarily driven by the favorable impact from foreign exchange, a decrease in labor costs (driven primarily by productivity, partially offset by merit increases and investments for growth), decreased indirect costs and lower repositioning and other charges.

Tax Expense

	Three Months Ended March 31,
	2015	2014

Tax expense	$418	$375
Effective tax rate	26.7%	26.6%

The effective tax rates for the three months ended in 2015 and 2014 were lower than the U.S. federal statutory rate of 35% due, in part, to non-U.S. earnings taxed at lower rates and benefits from manufacturing incentives.

Net Income Attributable to Honeywell

	Three Months Ended March 31,
	2015	2014

Net income attributable to Honeywell	$1,116	$1,017

Earnings per share of common stock – assuming dilution	$1.41	$1.28

Earnings per share of common stock – assuming dilution increased primarily due to increased segment profit in each business segment and lower repositioning and other charges, partially offset by lower other income (principally due to the absence of a realized gain related to the prior year sale of marketable equity securities) and increased tax expense.

Review of Business Segments

	Three Months Ended March 31,		%
	2015	2014	Change

Aerospace Sales
Commercial Original Equipment	$683	$684	—
Commercial Aftermarket	1,082	1,082	—
Defense and Space	1,075	1,092	(2)%
Transportation Systems	767	993	(23)%
Total Aerospace Sales	3,607	3,851

Automation and Control Solutions Sales
Energy Safety & Security	2,234	2,301	(3)%
Building Solutions & Distribution	1,030	1,061	(3)%
Total Automation and Control Solution Sales	3,264	3,362

Performance Materials and Technologies
UOP	914	846	8%
Process Solutions	632	712	(11)%
Advanced Materials	796	908	(12)%
Total Performance Materials and Technologies Sales	2,342	2,466
Net Sales	$9,213	$9,679

Aerospace

	Three Months Ended March 31,
	2015	2014	% Change

Net sales	$3,607	$3,851	(6)%
Cost of products and service sold	2,619	2,903
Selling, general and administrative expenses	161	176
Other	75	69
Segment profit	$752	$703	7%

	2015 vs. 2014
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	1%	11%
Foreign exchange	(3)%	(4)%
Acquisitions and divestitures, net	(4)%	—
Total % Change	(6)%	7%

Aerospace sales decreased primarily due to the Friction Materials divestiture and unfavorable impact from foreign exchange, partially offset by an increase in organic sales.

•	Commercial Original Equipment sales were flat (increased 1% organic) driven primarily by higher air transport volumes, consistent with the OE Manufacturers’ (OEM) higher production rates and higher business and general aviation engine shipments, offset by timing delays on certain business jet aircraft platforms.

•	Commercial Aftermarket sales were flat (increased 1% organic) driven primarily by higher repair and overhaul activities, offset by lower sales of spare parts.

•	Defense and Space sales decreased by 2% (decreased 1% organic) primarily due to lower U.S. government deliveries, partially offset by growth in international programs.

•	Transportation Systems sales decreased by 23% (increased 5% organic) primarily due to the Friction Materials divestiture and unfavorable impact from foreign exchange, partially offset by continued growth from new platform launches and higher global gas turbo penetration.

Aerospace segment profit increased primarily due to an increase in operational segment profit, partially offset by the unfavorable impact from foreign exchange. The increase in operational segment profit is driven primarily by productivity, net of inflation, and favorable pricing. Cost of products and services sold totaled $2.6 billion, a decrease of $284 million, primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	Three Months Ended March 31,
	2015	2014	% Change
Net sales	$3,264	$3,362	(3)%
Cost of products and services sold	2,089	2,188
Selling, general and administrative expenses	587	637
Other	72	66
Segment profit	$516	$471	10%

	2015 vs. 2014
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	15%
Foreign exchange	(6)%	(5)%
Total % Change	(3%)	10%

Automation and Control Solutions (ACS) sales decreased primarily due to the unfavorable impact of foreign exchange partially offset by organic sales growth.

•	Sales in Energy, Safety & Security decreased by 3% (increased 3% organic) principally due to the unfavorable impact of foreign exchange. Organic sales growth was primarily due to increases in sales volumes, most significantly in Scanning and Mobility driven by recent contract wins.

•	Sales in Building Solutions & Distribution decreased by 3% (increased 3% organic) principally due to the unfavorable impact of foreign exchange partially offset by increased sales volumes in Americas Distribution.
23

ACS segment profit increased due to an increase in operational segment profit partially offset by the unfavorable impact of foreign exchange. The increase in operational segment profit is primarily due to the positive impact of productivity, net of inflation and higher organic sales volumes partially offset by continued investments for growth. Cost of products and services sold decreased by $99 million primarily due to the favorable impact of foreign exchange and productivity partially offset by higher organic sales volume and inflation.

Performance Materials and Technologies

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$2,342	$2,466	(5)%
Cost of products and services sold	1,582	1,706
Selling, general and administrative expenses	222	254
Other	35	33
Segment profit	$503	$473	6%

	2015 vs. 2014
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	(1)%	10%
Foreign exchange	(4)%	(4)%
Total % Change	(5)%	6%

Performance Materials and Technologies sales decreased due to the unfavorable impact of foreign exchange and decreased organic sales growth.

•	UOP sales increased 8% (increased 9% organic) driven primarily by higher gas processing and equipment revenues partially offset by lower engineering revenues due to order delays.

•	Sales in Process Solutions decreased 11% (decreased 3% organic) principally due to the unfavorable impact of foreign exchange and lower volumes due to order delays partially offset by volume growth in advanced solutions software and services.

•	Advanced Materials sales decreased 12% (decreased 9% organic) primarily driven by unfavorable pricing and unplanned plant outages in Resins and Chemicals partially offset by increased volume in Fluorine Products and Specialty Products. We anticipate unfavorable pricing to continue in 2015 primarily in Resins and Chemicals where sales fluctuate with the market price of certain raw materials, which are correlated to the price of oil.

PMT segment profit increased due to an increase in operational segment profit partially offset by the unfavorable impact of foreign exchange. The increase in operational segment profit is primarily due to price and productivity net of inflation and higher UOP sales volume partially offset by continued investments for growth. Cost of products and services sold decreased $124 million primarily due to the favorable impacts of inflation and foreign exchange partially offset by higher UOP sales volume and continued investments for growth.

Repositioning Charges

Our repositioning actions are expected to generate incremental pretax savings of $100 million to $125 million in 2015 compared with 2014 principally from planned workforce reductions. Cash spending related to our repositioning actions was $27 million in the three months ended March 31, 2015 and was funded through operating cash flows. In 2015, we expect cash spending for repositioning actions to be approximately $150 million and to be funded through operating cash flows.

B. Liquidity and Capital Resources

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized as follows:

	Three Months Ended
	March 31,
	2015	2014
Cash provided by (used for):
Operating activities	$421	$688
Investing activities	(920)	(345)
Financing activities	367	(48)
Effect of exchange rate changes on cash	(252)	(45)
Net (decrease) increase in cash and cash equivalents	$(384)	$250

Cash provided by operating activities decreased by $267 million primarily due to (i) a $151 million Aerospace OEM incentive payment (ii) increased cash tax payments of $93 million (iii) a $78 million decrease in customer advances, and (iv) a $58 million unfavorable impact from working capital, partially offset by increased net income of $110 million.

Cash used for investing activities increased by $575 million primarily due to an increase of approximately $239 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities, an increase in cash paid for acquisitions of $185 million and a net $174 million increase in investments (primarily short-term marketable securities).

Cash provided by financing activities increased by $415 million primarily due to an increase in the net proceeds from debt issuances of $507 million partially offset by an increase in net repurchases of common stock of $57 million and an increase in cash dividends paid of $52 million.

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

In 2015, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $140 million ($109 million of marketable securities were contributed in January 2015) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

During the first quarter of 2015, the Company repurchased $363 million of outstanding shares. Under the Company’s previously reported $5 billion share repurchase program, $3.7 billion remained available as of March 31, 2015 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. In addition, the Company may repurchase additional shares if and when its net cash (cash and cash equivalents plus short-term available for sale investments less commercial paper, current maturities of long-term debt and long-term debt) exceeds $1 to $2 billion. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$6,575	$6,959
Short-term available for sale investments	1,750	1,463
Cash	8,325	8,422

Commercial paper	2,695	1,647
Current maturities of long-term debt	1,304	939
Long-term debt	5,661	6,046
Debt	9,660	8,632

Net cash	$(1,335)	$(210)

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 12, Commitments and Contingencies, of Notes to Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of March 31, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

See our 2014 Annual Report on Form 10-K (Item 7A). As of March 31, 2015, there has been no material change in this information.

Item 4. Controls and Procedures

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

Part II. Other Information

Item 1. Legal Proceedings

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 12, Commitments and Contingencies, of Notes to Financial Statements.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The Virginia Department of Environmental Quality (“DEQ”) has alleged that Honeywell’s facility in Hopewell, Virginia failed to comply with certain conditions of its wastewater discharge permit at various times between August 2013 and March 2015. Honeywell has met with the DEQ about this matter and negotiations to resolve it are ongoing. We do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

Honeywell purchased 3,500,000 shares of its common stock, par value $1 per share, in the quarter ending March 31, 2015. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)

February 2015	1,575,000	$102.72	1,575,000	$3,914
March 2015	1,925,000	$104.46	1,925,000	$3,713

Item 6. EXHIBITS

(a) Exhibits. See the Exhibit Index on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 17, 2015	By:	/s/ Adam M. Matteo
Adam M. Matteo
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
28

EXHIBIT INDEX

Exhibit No.	Description
11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 4, Earnings Per Share, of Notes to Financial Statements.
29