Form 10-Q
period 2015-06-30
HONEYWELL INTERNATIONAL INC
filed 2015-07-17
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 781,762,407 shares of Common Stock outstanding at June 30, 2015.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2014 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of June 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(Dollars in millions, except per share amounts)

Product sales	$7,798	$8,278	$15,162	$16,123
Service sales	1,977	1,975	3,826	3,809
Net sales	9,775	10,253	18,988	19,932

Costs, expenses and other
Cost of products sold	5,541	6,047	10,754	11,826
Cost of services sold	1,273	1,249	2,422	2,437
	6,814	7,296	13,176	14,263
Selling, general and administrative expenses	1,242	1,375	2,472	2,714
Other (income) expense	(20)	(21)	(40)	(138)
Interest and other financial charges	77	80	154	159
	8,113	8,730	15,762	16,998

Income before taxes	1,662	1,523	3,226	2,934
Tax expense	440	397	858	772
Net income	1,222	1,126	2,368	2,162

Less: Net income attributable to the noncontrolling interest	28	27	58	46

Net income attributable to Honeywell	$1,194	$1,099	$2,310	$2,116

Earnings per share of common stock - basic	$1.52	$1.40	$2.95	$2.70

Earnings per share of common stock - assuming dilution	$1.51	$1.38	$2.91	$2.66

Cash dividends per share of common stock	$0.5175	$0.4500	$1.0350	$0.9000

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(Dollars in millions)

Net income	$1,222	$1,126	$2,368	$2,162
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	211	66	(510)	61

Actuarial losses	(17)	—	(17)	—
Actuarial losses recognized	5	4	10	8
Prior service credits recognized	(1)	—	(3)	—
Transition obligation recognized	—	1	—	1
Pension and other postretirement benefits adjustments	(13)	5	(10)	9

Unrealized gains (losses)	—	9	—	(2)
Less: Reclassification adjustment for gains included in net income	—	—	—	71
Changes in fair value of available for sale investments	—	9	—	(73)

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(37)	12	68	21
Less: Reclassification adjustment for gains (losses) included in net income	31	3	58	(1)
Changes in fair value of effective cash flow hedges	(68)	9	10	22

Other comprehensive income (loss), net of tax	130	89	(510)	19

Comprehensive income	1,352	1,215	1,858	2,181
Less: Comprehensive income attributable to the noncontrolling interest	28	25	58	44
Comprehensive income attributable to Honeywell	$1,324	$1,190	$1,800	$2,137

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2015	2014

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,954	$6,959
Accounts, notes and other receivables	8,237	7,960
Inventories	4,447	4,405
Deferred income taxes	659	722
Investments and other current assets	3,883	2,145
Total current assets	23,180	22,191

Investments and long-term receivables	491	465
Property, plant and equipment - net	5,381	5,383
Goodwill	12,763	12,788
Other intangible assets - net	2,141	2,208
Insurance recoveries for asbestos related liabilities	433	454
Deferred income taxes	365	404
Other assets	1,658	1,558
Total assets	$46,412	$45,451

LIABILITIES
Current liabilities:
Accounts payable	$5,352	$5,365
Short-term borrowings	25	51
Commercial paper	2,795	1,647
Current maturities of long-term debt	1,337	939
Accrued liabilities	6,065	6,771
Total current liabilities	15,574	14,773

Long-term debt	5,562	6,046
Deferred income taxes	300	236
Postretirement benefit obligations other than pensions	921	911
Asbestos related liabilities	1,198	1,200
Other liabilities	4,001	4,282

Redeemable noncontrolling interest	259	219

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	5,234	5,038
Common stock held in treasury, at cost	(10,351)	(9,995)
Accumulated other comprehensive loss	(1,969)	(1,459)
Retained earnings	24,585	23,115
Total Honeywell shareowners’ equity	18,457	17,657
Noncontrolling interest	140	127
Total shareowners’ equity	18,597	17,784
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$46,412	$45,451

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,368	$2,162
Less: Net income attributable to the noncontrolling interest	58	46
Net income attributable to Honeywell	2,310	2,116
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	335	333
Amortization	107	138
Loss on sale of non-strategic businesses and assets	—	10
Gain on sale of available for sale investments	—	(105)
Repositioning and other charges	260	331
Net payments for repositioning and other charges	(215)	(134)
Pension and other postretirement income	(183)	(100)
Pension and other postretirement benefit payments	(48)	(85)
Stock compensation expense	91	102
Deferred income taxes	126	68
Excess tax benefits from share based payment arrangements	(56)	(49)
Other	103	67
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(250)	(425)
Inventories	(25)	(222)
Other current assets	(38)	132
Accounts payable	(24)	100
Accrued liabilities	(664)	(248)
Net cash provided by operating activities	1,829	2,029
Cash flows from investing activities:
Expenditures for property, plant and equipment	(408)	(421)
Proceeds from disposals of property, plant and equipment	3	11
Increase in investments	(3,866)	(1,724)
Decrease in investments	2,059	943
Cash paid for acquisitions, net of cash acquired	(185)	(2)
Proceeds from sales of businesses, net of fees paid	2	1
Other	(150)	(13)
Net cash used for investing activities	(2,545)	(1,205)
Cash flows from financing activities:
Net increase in commercial paper	1,148	950
Net decrease in short-term borrowings	(19)	(6)
Proceeds from issuance of common stock	125	161
Proceeds from issuance of long-term debt	14	45
Payments of long-term debt	(57)	(606)
Excess tax benefits from share based payment arrangements	56	49
Repurchases of common stock	(486)	(551)
Cash dividends paid	(851)	(736)
Net cash used for financing activities	(70)	(694)

Effect of foreign exchange rate changes on cash and cash equivalents	(219)	30
Net (decrease) increase in cash and cash equivalents	(1,005)	160
Cash and cash equivalents at beginning of period	6,959	6,422
Cash and cash equivalents at end of period	$5,954	$6,582

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at June 30, 2015 and the results of operations and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year.

We report our quarterly financial information using a calendar convention; that is, the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. If differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2015 and 2014 were June 27, 2015 and June 28, 2014.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Severance	$38	$11	$75	$82
Asset impairments	—	2	8	11
Exit costs	1	4	2	12
Reserve adjustments	(5)	(3)	(12)	(9)
Total net repositioning charge	34	14	73	96

Asbestos related litigation charges, net of insurance	46	51	92	99
Probable and reasonably estimable environmental liabilities	49	52	95	134
Other	—	—	—	2

Total net repositioning and other charges	$129	$117	$260	$331

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of products and services sold	$112	$110	$234	$301
Selling, general and administrative expenses	17	7	26	30
	$129	$117	$260	$331

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Aerospace	$48	$50	$96	$126
Automation and Control Solutions	15	5	39	51
Performance Materials and Technologies	14	6	21	20
Corporate	52	56	104	134
	$129	$117	$260	$331

In the quarter ended June 30, 2015, we recognized repositioning charges totaling $39 million primarily for severance costs related to workforce reductions of 940 manufacturing and administrative positions mainly in Automation and Control Solutions (ACS) and Performance Materials and Technologies (PMT). The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

In the quarter ended June 30, 2014, we recognized repositioning charges totaling $17 million including severance costs of $11 million related to workforce reductions of 213 manufacturing and administrative positions primarily in ACS. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives.

In the six months ended June 30, 2015, we recognized repositioning charges totaling $85 million including severance costs of $75 million related to workforce reductions of 3,980 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and outsourcing of certain component manufacturing in ACS. The previously established accruals of $12 million, primarily for severance, were mainly in ACS and were returned to income due principally to fewer employee severance actions caused by higher attrition than originally associated with prior severance programs.

In the six months ended June 30, 2014, we recognized repositioning charges totaling $105 million including severance costs of $82 million related to workforce reductions of 1,733 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in ACS to more cost-effective locations, site consolidations and organizational realignments of businesses in ACS and PMT. The repositioning charge includes asset impairments of $11 million primarily related to manufacturing plant and equipment associated with site consolidations and factory transitions. The repositioning charge also includes exit costs of $12 million primarily related to closure obligations and costs for early termination of lease contracts associated with site consolidations and factory transitions.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2014	$285	$—	$30	$315
Charges	75	8	2	85
Usage - cash	(44)	—	(6)	(50)
Usage - noncash	—	(8)	—	(8)
Foreign currency translation	(7)	—	(2)	(9)
Adjustments	(8)	—	(4)	(12)
June 30, 2015	$301	$—	$20	$321

Certain repositioning projects in 2015 and 2014 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 4. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic	2015	2014	2015	2014
Net income attributable to Honeywell	$1,194	$1,099	$2,310	$2,116
Weighted average shares outstanding	783.3	784.5	783.5	784.7
Earnings per share of common stock	$1.52	$1.40	$2.95	$2.70
9

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Assuming Dilution	2015	2014	2015	2014
Net income attributable to Honeywell	$1,194	$1,099	$2,310	$2,116

Average Shares
Weighted average shares outstanding	783.3	784.5	783.5	784.7
Dilutive securities issuable - stock plans	9.6	10.9	9.9	11.2
Total weighted average shares outstanding	792.9	795.4	793.4	795.9

Earnings per share of common stock	$1.51	$1.38	$2.91	$2.66

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2015, the weighted average number of stock options excluded from the computations were 7.0 million and 7.4 million. For the three and six months ended June 30, 2014, the weighted average number of stock options excluded from the computations were 5.7 million and 3.9 million. These stock options were outstanding at the end of each period.

Note 5. Accounts, Notes and Other Receivables

	June 30,	December 31,
	2015	2014
Trade	$8,016	$7,788
Other	482	445
	8,498	8,233
Less: Allowance for doubtful accounts	(261)	(273)
	$8,237	$7,960

Trade receivables include $1,739 and $1,636 million of unbilled balances under long-term contracts as of June 30, 2015 and December 31, 2014.

Note 6. Inventories

	June 30,	December 31,
	2015	2014
Raw materials	$1,044	$1,124
Work in process	818	815
Finished products	2,701	2,634
	4,563	4,573
Reduction to LIFO cost basis	(116)	(168)
	$4,447	$4,405
10

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Long-term Debt

	June 30,	December 31,
	2015	2014
Floating rate notes due 2015	$700	$700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.6%-9.5% maturing at various dates through 2023	452	538
	6,899	6,985
Less: current portion	(1,337)	(939)
	$5,562	$6,046

On July 10, 2015, the Company entered into a $4 billion Amended and Restated Five Year Credit Agreement (Credit Agreement) with a syndicate of banks. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $4.5 billion. The Credit Agreement amends and restates the previous $4 billion five year credit agreement with substantially the same material terms and conditions. A full description of the Credit Agreement can be found in the Company’s Current Report on Form 8-K, dated July 10, 2015.

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

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2015	December 31, 2014
Assets:
Foreign currency exchange contracts	$74	$20
Available for sale investments	3,184	1,479
Interest rate swap agreements	80	93

Liabilities:
Foreign currency exchange contracts	$50	$10

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$320	$307	$297	$293
Liabilities
Long-term debt and related current maturities	$6,899	$7,533	$6,985	$7,817

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and six months ended June 30, 2015, we recognized $29 million and $13 million of losses in earnings on interest rate swap agreements. For the three and six months ended June 30, 2014, we recognized $15 million and $28 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $24 million of income and $138 million of expense in Other (Income) Expense for the

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

three and six months ended June 30, 2015. We recognized $82 million and $25 million of expense in Other (Income) Expense for the three and six months ended June 30, 2014.

Note 9. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total

Balance at December 31, 2014	$(740)	$(728)	$—	$9	$(1,459)
Other comprehensive income (loss) before reclassifications	(510)	(17)	—	68	(459)
Amounts reclassified from accumulated other comprehensive income	—	7	—	(58)	(51)
Net current period other comprehensive income (loss)	(510)	(10)	—	10	(510)
Balance at June 30, 2015	$(1,250)	$(738)	$—	$19	$(1,969)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total

Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	61	—	(2)	21	80
Amounts reclassified from accumulated other comprehensive income	—	9	(71)	1	(61)
Net current period other comprehensive income (loss)	61	9	(73)	22	19
Balance at June 30, 2014	$365	$364	$97	$11	$837

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

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales
Aerospace
Products	$2,623	$2,820	$5,086	$5,512
Services	1,204	1,190	2,348	2,349
Total	3,827	4,010	7,434	7,861
Automation and Control Solutions
Products	3,243	3,287	6,222	6,362
Services	310	320	595	607
Total	3,553	3,607	6,817	6,969
Performance Materials and Technologies
Products	1,932	2,171	3,854	4,249
Services	463	465	883	853
Total	2,395	2,636	4,737	5,102
	$9,775	$10,253	$18,988	$19,932

Segment Profit
Aerospace	$777	$759	$1,529	$1,462
Automation and Control Solutions	567	533	1,083	1,004
Performance Materials and Technologies	509	475	1,012	948
Corporate	(50)	(58)	(100)	(109)
Total segment profit	1,803	1,709	3,524	3,305

Other income(a)	12	10	24	121
Interest and other financial charges	(77)	(80)	(154)	(159)
Stock compensation expense(b)	(39)	(50)	(91)	(102)
Pension ongoing income(b)	103	64	203	125
Other postretirement expense(b)	(11)	(13)	(20)	(25)
Repositioning and other charges (b)	(129)	(117)	(260)	(331)
Income before taxes	$1,662	$1,523	$3,226	$2,934

(a)	Equity income (loss) of affiliated companies is included in segment profit.
(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 11. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	U.S. Plans
	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	2015	2014	2015	2014

Service cost	$57	$60	$114	$120
Interest cost	178	192	356	385
Expected return on plan assets	(321)	(315)	(641)	(629)
Amortization of prior service cost	6	6	12	12
	$(80)	$(57)	$(159)	$(112)

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	2015	2014	2015	2014

Service cost	$13	$15	$26	$29
Interest cost	45	60	89	118
Expected return on plan assets	(89)	(90)	(179)	(179)
Amortization of transition obligation	—	1	—	1
Amortization of prior service (credit)	(1)	(1)	(1)	(1)
	$(32)	$(15)	$(65)	$(32)

In the six months ended June 30, 2015, the Company contributed $109 million of marketable securities and $17 million of cash to our non-U.S. pension plans.

Note 12. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19, Commitments and Contingencies, of Notes to Financial Statements in our 2014 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2014	$591
Accruals for environmental matters deemed probable and reasonably estimable	95
Environmental liability payments	(94)
June 30, 2015	$592

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	June 30, 2015	December 31, 2014
Accrued liabilities	$278	$278
Other liabilities	314	313
	$592	$591

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

1.	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

2.	Bendix Friction Materials (Bendix), which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2014	$623	$929	$1,552
Accrual for update to estimated liability	99	3	102
Asbestos related liability payments	(96)	(8)	(104)
June 30, 2015	$626	$924	$1,550

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2014	$135	$350	$485
Probable insurance recoveries related to estimated liability	11	—	11
Insurance receivables settlements	1	—	1
Insurance receipts for asbestos related liabilities	(21)	(12)	(33)

June 30, 2015	$126	$338	$464

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30,	December 31,
	2015	2014
Other current assets	$31	$31
Insurance recoveries for asbestos related liabilities	433	454
	$464	$485

Accrued liabilities	$352	$352
Asbestos related liabilities	1,198	1,200
	$1,550	$1,552

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2015 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. As of June 30, 2015, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for Pre-established Unliquidated Claims ($147 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($34 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018 ($743 million). In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value of asbestos related future liabilities, including trust claim handling costs, based on a

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Some critical assumptions underlying this methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. In light of the uncertainties inherent in making long-term projections and in connection with the recent implementation of the Trust Distribution Procedures by the NARCO Trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30,	Years Ended December 31,
Claims Activity	2015	2014	2013
Claims Unresolved at the beginning of period	9,267	12,302	23,141
Claims Filed	1,486	3,694	4,527
Claims Resolved (a)	(1,410)	(6,729)	(15,366)
Claims Unresolved at the end of period	9,343	9,267	12,302

(a) Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2014 and 2013 included significantly aged (i.e., pending for more than six years) claims totaling 1,266 and 12,250, respectively, of which 82% and 92%, respectively, were non-malignant.

Disease Distribution of Unresolved Claims	June 30,	December 31,
	2015	2014	2013
Mesothelioma and Other Cancer Claims	3,839	3,933	5,810
Nonmalignant Claims	5,504	5,334	6,492
Total Claims	9,343	9,267	12,302

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

Other Matters

Honeywell v. United Auto Workers (UAW) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the CAPS) set forth in the MCBAs may be implemented, effective January 1, 2012.  The UAW and certain retiree defendants filed a mirror suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage.  The New Jersey action was dismissed and Honeywell subsequently answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement,

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. In the second quarter of 2014, the parties agreed to stay the proceedings with respect to those retirees who retired before the initial inclusions of the CAPS in the 2003 MCBA until the Supreme Court decided the M&G Polymers USA, LLC v. Tackett case. In a ruling on January 26, 2015, the Supreme Court held that retiree health insurance benefits provided in collective bargaining agreements do not carry an inference that they are vested or guaranteed to continue for life and that the “vesting” issue must be decided pursuant to ordinary principles of contract law. The stay of the proceedings has been lifted and the case is again proceeding in the normal course. Based on the Supreme Court’s ruling, Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs.  In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $180 million, reflecting the estimated value of these CAPS.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and six months ended June 30, 2015. The financial information as of June 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

A.	Results of Operations – three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$9,775	$10,253	$18,988	$19,932
% change compared with prior period	(5)%		(5)%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	2%	1%
Foreign Exchange	(5)%	(5)%
Acquisitions/Divestitures	(2)%	(1)%
	(5)%	(5)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

Cost of Products and Services Sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of products and services sold	$6,814	$7,296	$13,176	$14,263
% change compared with prior period	(7)%		(8)%

Gross Margin percentage	30.3%	28.8%	30.6%	28.4%

Cost of products and services sold decreased in the quarter ended June 30, 2015 principally due to a decrease in direct and indirect material costs of approximately $320 million (driven primarily by the favorable impact of foreign exchange and productivity, partially offset by higher sales volume) and a decrease in labor costs of approximately $140 million.

Cost of products and services sold decreased in the six months ended June 30, 2015 principally due to a decrease in direct and indirect material costs of approximately $680 million (driven primarily by the favorable impact of foreign exchange and productivity, partially offset by higher sales volume), a decrease in labor costs of approximately $260 million and lower repositioning and other charges of approximately $70 million.

Gross margin percentage increased in the quarter ended June 30, 2015 primarily due to higher segment gross margin in all business segments (approximately 1.2 percentage point impact) and increased pension income (approximately 0.2 percentage point impact).

Gross margin percentage increased in the six months ended June 30, 2015 primarily due to higher gross margin in all business segments (approximately 1.5 percentage point impact), lower repositioning and other charges (approximately 0.3 percentage point impact) and increased pension income (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expense	$1,242	$1,375	$2,472	$2,714
Percent of sales	12.7%	13.4%	13.0%	13.6%

Selling, general and administrative expenses (SG&A) decreased in the quarter and six months ended June 30, 2015 primarily driven by the favorable impact from foreign exchange, decreased indirect costs and increased pension income.

Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Tax expense	$440	$397	$858	$772
Effective tax rate	26.5%	26.1%	26.6%	26.3%

The effective tax rate increased by 0.4 percentage points in the quarter ended June 30, 2015 primarily due to decreased tax benefits from the resolution of tax audits.

The effective tax rate increased by 0.3 percentage points in the six months ended June 30, 2015 primarily due to decreased tax benefits from the resolution of tax audits, partially offset by decreased tax expense for reserves in 2015.

The effective tax rates for the three and six month periods ended in 2015 and 2014 were lower than the U.S. federal statutory rate of 35% due, in part, to non-U.S. earnings taxed at lower rates and benefits from manufacturing incentives.

Net Income Attributable to Honeywell

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to Honeywell	$1,194	$1,099	$2,310	$2,116

Earnings per share of common stock – assuming dilution	$1.51	$1.38	$2.91	$2.66

Earnings per share of common stock – assuming dilution increased in the quarter ended June 30, 2015 primarily driven by increased segment profit in each business segment and increased pension income, partially offset by increased tax expense.

Earnings per share of common stock – assuming dilution increased in the six months ended June 30, 2015 primarily due to increased segment profit in each business segment, increased pension income and lower repositioning and other charges, partially offset by lower other income (principally due to the absence of a realized gain related to the prior year sale of marketable equity securities) and increased tax expense.

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2015	2014	Change	2015	2014	Change

Aerospace Sales
Commercial Original Equipment	$741	$696	6%	$1,424	$1,380	3%
Commercial Aftermarket	1,143	1,118	2%	2,225	2,200	1%
Defense and Space	1,178	1,177	—	2,253	2,269	(1)%
Transportation Systems	765	1,019	(25)%	1,532	2,012	(24)%
Total Aerospace Sales	3,827	4,010		7,434	7,861

Automation and Control Solutions Sales
Energy Safety & Security	2,389	2,394	—	4,623	4,695	(2)%
Building Solutions & Distribution	1,164	1,213	(4)%	2,194	2,274	(4)%
Total Automation and Control Solutions Sales	3,553	3,607		6,817	6,969

Performance Materials and Technologies
UOP	745	828	(10)%	1,659	1,674	(1)%
Process Solutions	687	786	(13)%	1,319	1,498	(12)%
Advanced Materials	963	1,022	(6)%	1,759	1,930	(9)%
Total Performance Materials and Technologies Sales	2,395	2,636		4,737	5,102

Net Sales	$9,775	$10,253		$18,988	$19,932

Aerospace

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change

Net sales	$3,827	$4,010	(5)%	$7,434	$7,861	(5)%
Cost of products and services sold	2,818	3,008		5,437	5,911
Selling, general and administrative expenses	156	179		317	355
Other	76	64		151	133
Segment profit	$777	$759	2%	$1,529	$1,462	5%
23

	2015 vs. 2014
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	6%	2%	9%
Foreign exchange	(4)%	(5)%	(3)%	(5)%
Acquisitions, divestitures and other, net	(4)%	1%	(4)%	1%
Total % Change	(5)%	2%	(5)%	5%

Aerospace sales decreased in the quarter and six months ended June 30, 2015 primarily due to the Friction Materials divestiture and unfavorable impact from foreign exchange, partially offset by an increase in organic sales.

•	Commercial Original Equipment sales increased 6% (increased 6% organic) in the quarter ended June 30, 2015 and increased 3% (increased 4% organic) in the six months ended June 30, 2015 primarily driven by higher business and general aviation engine shipments.

•	Commercial Aftermarket sales increased 2% (increased 3% organic) in the quarter ended June 30, 2015 and increased 1% (increased 2% organic) in the six months ended June 30, 2015 primarily driven by higher repair and overhaul activities, partially offset by lower retrofits, modifications and upgrades for business and general aviation customers.

•	Defense and Space sales were flat (increased 1% organic) in the quarter ended June 30, 2015 primarily driven by growth in international programs, offset by lower U.S. government sales.

Defense and Space sales decreased 1% (flat organic) in the six months ended June 30, 2015 primarily due to lower U.S. government sales, partially offset by growth in international programs.

•	Transportation Systems sales decreased 25% (increased 5% organic) in the quarter ended June 30, 2015 and decreased 24% (increased 5% organic) in the six months ended June 30, 2015 primarily due to the Friction Materials divestiture, the unfavorable impact from foreign exchange and lower commercial vehicle production, partially offset by continued growth from new platform launches and higher global gas turbo penetration.

Aerospace segment profit increased in the quarter and six months ended June 30, 2015 primarily driven by an increase in operational segment profit, partially offset by the unfavorable impact of foreign exchange. The increase in operational segment profit is primarily driven by productivity, net of inflation, and favorable pricing, partially offset by continued investments for growth. Cost of products and services sold decreased $190 million in the quarter ended June 30, 2015 and $474 million in the six months ended June 30, 2015 primarily driven by the favorable impact of foreign exchange and productivity, net of inflation, partially offset by continued investments for growth.

Automation and Control Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net sales	$3,553	$3,607	(1)%	$6,817	$6,969	(2)%
Cost of products and services sold	2,314	2,362		4,403	4,550
Selling, general and administrative expenses	599	649		1,186	1,286
Other	73	63		145	129
Segment profit	$567	$533	6%	$1,083	$1,004	8%

	2015 vs. 2014
	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	10%	4%	13%
Foreign exchange	(6)%	(5)%	(6)%	(5)%
Acquisitions and divestitures, net	1%	1%	—	—
Total % Change	(1%)	6%	(2%)	8%

Automation and Control Solutions (ACS) sales decreased in the quarter and six months ended June 30, 2015 primarily due to the unfavorable impact of foreign exchange partially offset by organic sales growth and growth from acquisitions, net of divestitures in the second quarter.

•	Sales in Energy, Safety & Security were flat (increased 5% organic) in the quarter ended June 30, 2015 principally due to the unfavorable impact of foreign exchange partially offset by organic sales growth and acquisitions, net of divestitures. Organic sales growth was primarily due to increases in sales volumes, most significantly in Scanning and Mobility, driven by contract wins, as well as in Fire Safety.

Sales in Energy, Safety & Security decreased 2% (increased 4% organic) in the six months ended June 30, 2015 principally due to the unfavorable impact of foreign exchange partially offset by organic sales growth. Organic sales growth was primarily due to increases in sales volumes, most significantly in Scanning and Mobility driven by contract wins.

•	Sales in Building Solutions & Distribution decreased 4% (increased 3% organic) in the quarter ended June 30, 2015 and decreased 4% (increased 3% organic) in the six months ended June 30, 2015 principally due to the unfavorable impact of foreign exchange partially offset by increased sales volume in Americas Distribution.

ACS segment profit increased in the quarter and six months ended June 30, 2015 due to an increase in operational segment profit and acquisitions, net of divestitures in the second quarter partially offset by the unfavorable impact of foreign exchange. The increase in operational segment profit is primarily due to the positive impact of productivity net of inflation and higher organic sales volumes partially offset by continued investments for growth. Cost of products and services sold decreased $48 million and $147 million in the quarter and six months ended June 30, 2015 which is primarily due to the favorable impact of foreign exchange and productivity partially offset by higher organic sales volume and inflation.

Performance Materials and Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net sales	$2,395	$2,636	(9)%	$4,737	$5,102	(7)%
Cost of products and services sold	1,636	1,857		3,218	3,563
Selling, general and administrative expenses	218	269		440	523
Other	32	35		67	68
Segment profit	$509	$475	7%	$1,012	$948	7%

	2015 vs. 2014
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(5)%	12%	(3)%	11%
Foreign exchange	(4)%	(5)%	(4)%	(4)%
Total % Change	(9%)	7%	(7%)	7%

Performance Materials and Technologies (PMT) sales decreased in the quarter and six months ended June 30, 2015 due to decreased organic sales volumes and the unfavorable impact of foreign exchange.

•	UOP sales decreased 10% (decreased 8% organic) in the quarter ended June 30, 2015 driven primarily by lower engineering and gas processing revenues due to delays in customer projects, which are expected to continue, and decreased catalyst revenues.

UOP sales decreased 1% (increased 1% organic) in the six months ended June 30, 2015 driven primarily by lower engineering revenues due to delays in customer projects, which are expected to continue, partially offset by higher gas processing revenues.

•	Process Solutions sales decreased 13% (decreased 4% organic) in the quarter ended June 30, 2015 and decreased 12% (decreased 3% organic) in the six months ended June 30, 2015 principally due to the unfavorable impact of foreign exchange and lower volumes due to delays in customer projects, which are expected to continue, partially offset by volume growth in advanced solutions software and services.

•	Advanced Materials sales decreased 6% (decreased 2% organic) in the quarter ended June 30, 2015 and decreased 9% (decreased 5% organic) in the six months ended June 30, 2015 primarily driven by unfavorable pricing and unplanned plant outages in Resins and Chemicals in the first quarter partially offset by increased volumes in Fluorine Products and Specialty Products. We anticipate unfavorable pricing to continue in 2015 primarily in Resins and Chemicals where sales fluctuate with the market price of certain raw materials, which are correlated to the price of oil.

PMT segment profit increased in the quarter and six months ended June 30, 2015 due to an increase in operational segment profit partially offset by the unfavorable impact of foreign exchange. The increase in operational segment profit is primarily due to price and productivity net of inflation. Cost of products and services sold decreased $221 million and $345 million in the quarter and six months ended June 30, 2015 primarily due to the favorable impacts of inflation and foreign exchange, partially offset by continued investments for growth.

Repositioning and Other Charges

Our repositioning actions are expected to generate incremental pretax savings of $100 million to $125 million in 2015 compared with 2014 principally from planned workforce reductions. Cash spending related to our repositioning actions was $50 million in the six months ended June 30, 2015 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $125 million in 2015 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Six Months Ended June 30,
	2015	2014
Cash provided by (used for):
Operating activities	$1,829	$2,029
Investing activities	(2,545)	(1,205)
Financing activities	(70)	(694)
Effect of exchange rate changes on cash	(219)	30
Net (decrease) increase in cash and cash equivalents	$(1,005)	$160

Cash provided by operating activities decreased by $200 million primarily due to (i) a $416 million decrease in accrued liabilities (primarily a $199 million decrease in customer advances and deferred income and $151 million in incentive payments to Aerospace Original Equipment manufacturers (ii) increased net payments for repositioning and other charges of $81 million (primarily due to the collection of a $130 million asbestos receivable due from one of our insurance carriers in the prior year) and (iii) increased cash tax payments of $60 million, partially offset by a $248 million favorable impact from working capital and increased net income of $206 million.

Cash used for investing activities increased by $1,340 million primarily due to a net $1,026 million increase in investments (primarily short-term marketable securities), an increase in cash paid for acquisitions of $183 million and an increase of $137 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities decreased by $624 million primarily due to an increase in the net proceeds from debt issuances of $703 million partially offset by an increase in cash dividends paid of $115 million.

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

In 2015, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $140 million to our non-U.S. plans to satisfy regulatory funding standards, of which $126 million were made in the six months ended June 30, 2015. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

During the second quarter of 2015, the Company repurchased $123 million of outstanding shares. Under the Company’s previously reported $5 billion share repurchase program, $3.6 billion remained available as of June 30, 2015 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. In addition, the Company may repurchase additional shares if and when its net cash (cash and cash equivalents plus short-term available for sale investments less commercial paper, current maturities of long-term debt and long-term debt) exceeds $1 to $2 billion. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$5,954	$6,959
Short-term available for sale investments	3,162	1,463
Total	9,116	8,422

Commercial paper	2,795	1,647
Current maturities of long-term debt	1,337	939
Long-term debt	5,562	6,046
Debt	9,694	8,632

Net cash	$(578)	$(210)

On July 10, 2015, the Company entered into a $4 billion Amended and Restated Five Year Credit Agreement with a syndicate of banks which amends and restates the previous $4 billion five year credit agreement. See Note 7, Long-term Debt, of Notes to Financial Statements for further discussion.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 12, Commitments and Contingencies, of Notes to Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of June 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

See our 2014 Annual Report on Form 10-K (Item 7A). As of June 30, 2015, there has been no material change in this information.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The Virginia Department of Environmental Quality (DEQ) has alleged that Honeywell’s facility in Hopewell, Virginia failed to comply with certain conditions of its wastewater discharge permit at various times between August 2013 and March 2015. Honeywell has met with the DEQ about this matter and negotiations to resolve it are ongoing. We do not believe that it will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

Honeywell purchased 1,200,000 shares of its common stock, par value $1 per share, in the quarter ended June 30, 2015. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)

May 2015	1,200,000	$102.48	1,200,000	$3,590

Item 6. EXHIBITS

(a)	Exhibits. See the Exhibit Index on page 31 of this Quarterly Report on Form 10-Q.
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 17, 2015	By:	/s/ Adam M. Matteo
Adam M. Matteo
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
30

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment to the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries (filed herewith)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 4, Earnings Per Share, of Notes to Financial Statements.

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

31