Form 10-Q
period 2015-09-30
HONEYWELL INTERNATIONAL INC
filed 2015-10-16
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-8974

Honeywell International Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2640650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 Tabor Road Morris Plains, New Jersey	07950
(Address of principal executive offices)	(Zip Code)

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

There were 770,691,419 shares of Common Stock outstanding at September 30, 2015.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of September 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(Dollars in millions, except per share amounts)

Product sales	$7,573	$8,090	$22,735	$24,213
Service sales	2,038	2,018	5,864	5,827
Net sales	9,611	10,108	28,599	30,040

Costs, expenses and other
Cost of products sold	5,372	5,860	16,126	17,686
Cost of services sold	1,282	1,268	3,704	3,705
	6,654	7,128	19,830	21,391
Selling, general and administrative expenses	1,202	1,344	3,674	4,058
Other (income) expense	(24)	(21)	(64)	(159)
Interest and other financial charges	72	77	226	236
	7,904	8,528	23,666	25,526
Income before taxes	1,707	1,580	4,933	4,514
Tax expense	431	388	1,289	1,160
Net income	1,276	1,192	3,644	3,354

Less: Net income attributable to the noncontrolling interest	12	25	70	71

Net income attributable to Honeywell	$1,264	$1,167	$3,574	$3,283

Earnings per share of common stock - basic	$1.62	$1.49	$4.57	$4.18
Earnings per share of common stock - assuming dilution	$1.60	$1.47	$4.51	$4.13
Cash dividends per share of common stock	$0.5175	$0.4500	$1.5525	$1.3500

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(Dollars in millions)

Net income	$1,276	$1,192	$3,644	$3,354
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(383)	(545)	(893)	(484)

Actuarial losses	-	-	(17)	-
Actuarial losses recognized	5	4	15	12
Prior service credits recognized	(1)	-	(4)	-
Transition obligation recognized	-	-	-	1
Settlements and curtailments	2	-	2	-
Pension and other postretirement benefits adjustments	6	4	(4)	13

Unrealized gains (losses)	-	(6)	-	(8)
Less: Reclassification adjustment for gains included in net income	-	-	-	71
Changes in fair value of available for sale investments	-	(6)	-	(79)

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(8)	(3)	60	18
Less: Reclassification adjustment for gains (losses) included in net income	19	6	77	5
Changes in fair value of effective cash flow hedges	(27)	(9)	(17)	13

Other comprehensive income (loss), net of tax	(404)	(556)	(914)	(537)

Comprehensive income	872	636	2,730	2,817
Less: Comprehensive income attributable to the noncontrolling interest	8	26	66	70
Comprehensive income attributable to Honeywell	$864	$610	$2,664	$2,747

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

		September 30,	December 31,
		2015	2014

		(Dollars in millions)

	ASSETS
	Current assets:
	Cash and cash equivalents	$6,563	$6,959
	Accounts, notes and other receivables	7,936	7,960
	Inventories	4,441	4,405
	Deferred income taxes	739	722
	Investments and other current assets	3,800	2,145
	Total current assets	23,479	22,191

	Investments and long-term receivables	471	465
	Property, plant and equipment - net	5,451	5,383
	Goodwill	12,684	12,788
	Other intangible assets - net	2,071	2,208
	Insurance recoveries for asbestos related liabilities	414	454
	Deferred income taxes	329	404
	Other assets	1,726	1,558
	Total assets	$46,625	$45,451

	LIABILITIES
	Current liabilities:
	Accounts payable	$5,363	$5,365
	Short-term borrowings	4	51
	Commercial paper	3,696	1,647
	Current maturities of long-term debt	1,268	939
	Accrued liabilities	6,036	6,771
	Total current liabilities	16,367	14,773

	Long-term debt	5,599	6,046
	Deferred income taxes	499	236
	Postretirement benefit obligations other than pensions	892	911
	Asbestos related liabilities	1,198	1,200
	Other liabilities	3,903	4,282

	Redeemable noncontrolling interest	271	219

	SHAREOWNERS’ EQUITY
Capital	- common stock issued	958	958
	- additional paid-in capital	5,292	5,038
	Common stock held in treasury, at cost	(11,550)	(9,995)
	Accumulated other comprehensive loss	(2,373)	(1,459)
	Retained earnings	25,433	23,115
	Total Honeywell shareowners’ equity	17,760	17,657
	Noncontrolling interest	136	127
	Total shareowners’ equity	17,896	17,784
	Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$46,625	$45,451

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

	(Dollars in millions)

Cash flows from operating activities:
Net income	$3,644	$3,354
Less: Net income attributable to the noncontrolling interest	70	71
Net income attributable to Honeywell	3,574	3,283
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	503	499
Amortization	158	199
(Gain) loss on sale of non-strategic businesses and assets	(1)	11
Gain on sale of available for sale investments	-	(105)
Repositioning and other charges	393	453
Net payments for repositioning and other charges	(329)	(301)
Pension and other postretirement income	(269)	(150)
Pension and other postretirement benefit payments	(84)	(123)
Stock compensation expense	132	143
Deferred income taxes	284	255
Excess tax benefits from share based payment arrangements	(69)	(71)
Other	90	(207)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	52	(529)
Inventories	(20)	(279)
Other current assets	(111)	181
Accounts payable	(13)	154
Accrued liabilities	(795)	(151)
Net cash provided by operating activities	3,495	3,262
Cash flows from investing activities:
Expenditures for property, plant and equipment	(685)	(680)
Proceeds from disposals of property, plant and equipment	3	12
Increase in investments	(5,701)	(3,139)
Decrease in investments	4,050	2,124
Cash paid for acquisitions, net of cash acquired	(185)	(4)
Proceeds from sales of businesses, net of fees paid	3	157
Other	(69)	(109)
Net cash used for investing activities	(2,584)	(1,639)
Cash flows from financing activities:
Net increase in commercial paper	2,049	550
Net decrease in short-term borrowings	(38)	(5)
Proceeds from issuance of common stock	150	206
Proceeds from issuance of long-term debt	48	79
Payments of long-term debt	(148)	(607)
Excess tax benefits from share based payment arrangements	69	71
Repurchases of common stock	(1,721)	(689)
Cash dividends paid	(1,261)	(1,101)
Other	-	(7)
Net cash used for financing activities	(852)	(1,503)

Effect of foreign exchange rate changes on cash and cash equivalents	(455)	(114)
Net (decrease) increase in cash and cash equivalents	(396)	6
Cash and cash equivalents at beginning of period	6,959	6,422
Cash and cash equivalents at end of period	$6,563	$6,428

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at September 30, 2015, the results of operations for the quarter and nine months ended September 30, 2015 and 2014 and the cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 should not necessarily be taken as indicative of the results of operations expected for the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. If differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2015 and 2014 were September 26, 2015 and September 27, 2014.

Note 2. Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Note 3. Acquisition

In July 2015, the Company entered into a definitive agreement to acquire the Elster Division of Melrose Industries plc (Elster), a leading provider of thermal gas solutions for commercial, industrial, and residential heating systems and gas, water, and electricity meters, including smart meters and software and data analytics solutions, for approximately $5.1 billion. Elster had reported 2014 revenues of approximately $1.7 billion. The transaction is expected to close in the first quarter of 2016, pending regulatory reviews. The acquisition is expected to be funded with available cash and the issuance of commercial paper. Elster will primarily be integrated into our Automation and Control Solutions segment.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Severance	$63	$21	$138	$103
Asset impairments	1	1	9	12
Exit costs	1	1	3	13
Reserve adjustments	(31)	(2)	(43)	(11)
Total net repositioning charge	34	21	107	117

Asbestos related litigation charges, net of insurance	50	49	142	148
Probable and reasonably estimable environmental liabilities	49	52	144	186
Other	-	-	-	2

Total net repositioning and other charges	$133	$122	$393	$453

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of products and services sold	$129	$112	$363	$413
Selling, general and administrative expenses	4	10	30	40
	$133	$122	$393	$453

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Aerospace	$38	$52	$134	$178
Automation and Control Solutions	28	14	67	65
Performance Materials and Technologies	9	2	30	22
Corporate	58	54	162	188
	$133	$122	$393	$453

In the quarter ended September 30, 2015, we recognized repositioning charges totaling $65 million primarily for severance costs related to workforce reductions of 902 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The previously established accruals of $31 million for severance were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in the scope of previously announced repositioning actions.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

In the quarter ended September 30, 2014, we recognized repositioning charges totaling $23 million primarily for severance costs related to workforce reductions of 336 manufacturing and administrative positions primarily in Automation and Control Solutions (ACS) and Performance Materials and Technologies (PMT). The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and a factory transition in ACS to a more cost-effective location.

In the nine months ended September 30, 2015, we recognized repositioning charges totaling $150 million primarily for severance costs related to workforce reductions of 4,882 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and outsourcing of certain component manufacturing in ACS. The previously established accruals of $43 million, primarily for severance, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in the scope of previously announced repositioning actions.

In the nine months ended September 30, 2014, we recognized repositioning charges totaling $128 million including severance costs of $103 million related to workforce reductions of 2,069 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in ACS to more cost-effective locations, site consolidations and organizational realignments of businesses in ACS and PMT. The repositioning charge includes asset impairments of $12 million primarily related to manufacturing plant and equipment associated with site consolidations and factory transitions. The repositioning charge also includes exit costs of $13 million primarily related to closure obligations and costs for early termination of lease contracts associated with site consolidations and factory transitions. The previously established accruals of $11 million, primarily for severance, mainly in ACS, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2014	$285	$-	$30	$315
Charges	138	9	3	150
Usage - cash	(67)	-	(10)	(77)
Usage - noncash	-	(9)	-	(9)
Foreign currency translation	(7)	-	(2)	(9)
Adjustments	(39)	-	(4)	(43)
September 30, 2015	$310	$-	$17	$327

Certain repositioning projects in 2015 and 2014 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 5. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic	2015	2014	2015	2014
Net income attributable to Honeywell	$1,264	$1,167	$3,574	$3,283

Weighted average shares outstanding	780.4	784.5	782.5	784.6

Earnings per share of common stock	$1.62	$1.49	$4.57	$4.18
9

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assuming Dilution	2015	2014	2015	2014

Net income attributable to Honeywell	$1,264	$1,167	$3,574	$3,283

Average Shares
Weighted average shares outstanding	780.4	784.5	782.5	784.6
Dilutive securities issuable - stock plans	9.1	10.5	9.6	11.0
Total weighted average shares outstanding	789.5	795.0	792.1	795.6

Earnings per share of common stock	$1.60	$1.47	$4.51	$4.13

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2015, the weighted average number of stock options excluded from the computations were 7.0 million and 7.3 million. For the three and nine months ended September 30, 2014, the weighted average number of stock options excluded from the computations were 5.6 million and 4.5 million. These stock options were outstanding at the end of each period.

Note 6. Accounts, Notes and Other Receivables

	September 30,	December 31,
	2015	2014

Trade	$7,765	$7,788
Other	426	445
	8,191	8,233
Less: Allowance for doubtful accounts	(255)	(273)
	$7,936	$7,960

Trade receivables include $1,717 and $1,636 million of unbilled balances under long-term contracts as of September 30, 2015 and December 31, 2014.

Note 7. Inventories

	September 30,	December 31,
	2015	2014

Raw materials	$1,068	$1,124
Work in process	843	815
Finished products	2,646	2,634
	4,557	4,573
Reduction to LIFO cost basis	(116)	(168)
	$4,441	$4,405
10

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Long-term Debt

	September 30,	December 31,
	2015	2014

Floating rate notes due 2015	$700	$700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.6%-9.5% maturing at various dates through 2023	420	538
	6,867	6,985
Less: current portion	(1,268)	(939)
	$5,599	$6,046

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

On September 30, 2015, the Company entered into a $3 billion 364-Day Credit Agreement (364-Day Credit Agreement) with a syndicate of banks. The 364-Day Credit Agreement is maintained for general corporate purposes including the Elster acquisition. A full description of the 364-Day Credit Agreement can be found in the Company’s Current Report on Form 8-K, dated October 1, 2015.

Note 9. Financial Instruments and Fair Value Measures

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

11

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2015	2014
Assets:
Foreign currency exchange contracts	$43	$20
Available for sale investments	3,028	1,479
Interest rate swap agreements	104	93

Liabilities:
Foreign currency exchange contracts	$50	$10

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$299	$286	$297	$293
Liabilities
Long-term debt and related current maturities	$6,867	$7,535	$6,985	$7,817

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and nine months ended September 30, 2015, we recognized $24 million and $11 million of gains in earnings on interest rate swap agreements. For the three and nine months ended September 30, 2014, we recognized $9 million of losses and $19 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $72 million of income and $66 million of expense in Other (income) expense for the three and nine months ended September 30, 2015. We recognized $99 million and $124 million of expense in Other (income) expense for the three and nine months ended September 30, 2014.

12

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

			Changes in	Changes in
	Foreign	Pension	Fair Value	Fair Value
	Exchange	and Other	of Available	of Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2014	$(740)	$(728)	$-	$9	$(1,459)
Other comprehensive income (loss) before reclassifications	(893)	(17)	-	60	(850)
Amounts reclassified from accumulated other comprehensive income	-	13	-	(77)	(64)
Net current period other comprehensive income (loss)	(893)	(4)	-	(17)	(914)
Balance at September 30, 2015	$(1,633)	$(732)	$-	$(8)	$(2,373)

			Changes in	Changes in
	Foreign	Pension	Fair Value	Fair Value
	Exchange	and Other	of Available	of Effective
	Translation	Postretirement	for Sale	Cash Flow
	Adjustment	Adjustments	Investments	Hedges	Total
Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	(484)	-	(8)	18	(474)
Amounts reclassified from accumulated other comprehensive income	-	13	(71)	(5)	(63)
Net current period other comprehensive income (loss)	(484)	13	(79)	13	(537)
Balance at September 30, 2014	$(180)	$368	$91	$2	$281
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales
Aerospace
Products	$2,557	$2,658	$7,643	$8,170
Services	1,263	1,237	3,611	3,586
Total	3,820	3,895	11,254	11,756
Automation and Control Solutions
Products	3,265	3,351	9,487	9,713
Services	306	320	901	927
Total	3,571	3,671	10,388	10,640
Performance Materials and Technologies
Products	1,751	2,081	5,605	6,330
Services	469	461	1,352	1,314
Total	2,220	2,542	6,957	7,644
	$9,611	$10,108	$28,599	$30,040
Segment Profit
Aerospace	$833	$790	$2,362	$2,252
Automation and Control Solutions	614	583	1,697	1,587
Performance Materials and Technologies	461	444	1,473	1,392
Corporate	(56)	(58)	(156)	(167)
Total segment profit	1,852	1,759	5,376	5,064
Other income(a)	15	11	39	132
Interest and other financial charges	(72)	(77)	(226)	(236)
Stock compensation expense(b)	(41)	(41)	(132)	(143)
Pension ongoing income(b)	96	62	299	187
Other postretirement expense(b)	(10)	(12)	(30)	(37)
Repositioning and other charges (b)	(133)	(122)	(393)	(453)
Income before taxes	$1,707	$1,580	$4,933	$4,514

(a)	Equity income (loss) of affiliated companies is included in segment profit.
(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
14

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Service cost	$58	$61	$172	$181
Interest cost	179	193	535	578
Expected return on plan assets	(321)	(314)	(962)	(943)
Amortization of prior service cost	5	5	17	17
Settlements and curtailments	8	-	8	-
	$(71)	$(55)	$(230)	$(167)

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Service cost	$13	$14	$39	$43
Interest cost	44	58	133	176
Expected return on plan assets	(91)	(89)	(270)	(268)
Amortization of transition obligation	1	-	1	1
Amortization of prior service (credit)	(1)	(1)	(2)	(2)
Settlements and curtailments	2	-	2	-
	$(32)	$(18)	$(97)	$(50)

In the nine months ended September 30, 2015, the Company contributed $109 million of marketable securities and $19 million of cash to our non-U.S. pension plans.

Note 13. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19, Commitments and Contingencies, of Notes to Financial Statements in our 2014 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

December 31, 2014	$591
Accruals for environmental matters deemed probable and reasonably estimable	144
Environmental liability payments	(160)
September 30, 2015	$575

Environmental liabilities are included in the following balance sheet accounts:

	September 30,	December 31,
	2015	2014
Accrued liabilities	$258	$278
Other liabilities	317	313
	$575	$591

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2014	$623	$929	$1,552
Accrual for update to estimated liability	145	3	148
Asbestos related liability payments	(140)	(10)	(150)
September 30, 2015	$628	$922	$1,550

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2014	$135	$350	$485
Probable insurance recoveries related to estimated liability	14	-	14
Insurance receivables settlements	1	3	4
Insurance receipts for asbestos related liabilities	(33)	(25)	(58)

September 30, 2015	$117	$328	$445

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30,	December 31,
	2015	2014
Other current assets	$31	$31
Insurance recoveries for asbestos related liabilities	414	454
	$445	$485

Accrued liabilities	$352	$352
Asbestos related liabilities	1,198	1,200
	$1,550	$1,552

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2015 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. As of September 30, 2015, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for Pre-established Unliquidated Claims ($147 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($32 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018 ($743 million). In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value of asbestos related future liabilities, including trust claim handling costs, based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Some critical assumptions underlying this methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. In light of the uncertainties inherent in making long-term projections and in connection with the recent implementation of the Trust Distribution Procedures by the NARCO Trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended	Years Ended
	September 30,	December 31,
Claims Activity	2015	2014	2013
Claims Unresolved at the beginning of period	9,267	12,302	23,141
Claims Filed	2,098	3,694	4,527
Claims Resolved (a)	(1,855)	(6,729)	(15,366)
Claims Unresolved at the end of period	9,510	9,267	12,302

(a) Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2014 and 2013 included significantly aged (i.e., pending for more than six years) claims totaling 1,266 and 12,250, respectively, of which 82% and 92%, respectively, were non-malignant.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Disease Distribution of Unresolved Claims	September 30,	December 31,
	2015	2014	2013
Mesothelioma and Other Cancer Claims	3,933	3,933	5,810
Nonmalignant Claims	5,577	5,334	6,492
Total Claims	9,510	9,267	12,302

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in whole dollars)
Malignant claims	$53,500	$51,000	$49,000	$48,000	$54,000
Nonmalignant claims	$120	$850	$1,400	$1,000	$1,300

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and nine months ended September 30, 2015. The financial information as of September 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

A.	Results of Operations – three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014

Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$9,611	$10,108	$28,599	$30,040
% change compared with prior period	(5)%		(5)%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	-	1%
Foreign Currency Translation	(5)%	(5)%
Acquisitions/Divestitures	-	(1)%
	(5)%	(5)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.  The foreign currency translation impact is principally driven by the weakening of the Euro and Canadian Dollar against the U.S. Dollar.

Cost of Products and Services Sold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of products and services sold	$6,654	$7,128	$19,830	$21,391
% change compared with prior period	(7)%		(7)%

Gross Margin percentage	30.8%	29.5%	30.7%	28.8%

Cost of products and services sold decreased in the quarter ended September 30, 2015 principally due to a decrease in direct and indirect material costs of approximately $385 million (driven primarily by the favorable impact of foreign currency translation, productivity and lower raw materials pass-through pricing, partially offset by higher sales volume) and a decrease in labor costs of approximately $80 million.

Cost of products and services sold decreased in the nine months ended September 30, 2015 principally due to a decrease in direct and indirect material costs of approximately $1,065 million (driven primarily by the favorable impact of foreign currency translation, productivity and lower raw materials pass-through pricing and the absence of the Friction Materials business, partially offset by higher sales volume), a decrease in labor costs of approximately $340 million and higher pension income of approximately $75 million.

Gross margin percentage increased in the quarter ended September 30, 2015 primarily due to higher segment gross margin in all business segments (approximately 1.3 percentage point impact) and increased pension income (approximately 0.2 percentage point impact), partially offset by higher repositioning and other charges (approximately 0.2 percentage point impact).

Gross margin percentage increased in the nine months ended September 30, 2015 primarily due to higher gross margin in all business segments (approximately 1.5 percentage point impact), increased pension income (approximately 0.2 percentage point impact) and lower repositioning and other charges (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Selling, general and administrative expense	$1,202	$1,344	$3,674	$4,058
Percent of sales	12.5%	13.3%	12.8%	13.5%

Selling, general and administrative expenses (SG&A) decreased in the quarter and nine months ended September 30, 2015 primarily driven by the favorable impact from foreign currency translation, decreased indirect costs and increased pension income.

Tax Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Tax expense	$431	$388	$1,289	$1,160
Effective tax rate	25.2%	24.6%	26.1%	25.7%

The effective tax rate increased by 0.6 percentage points in the quarter ended September 30, 2015 and 0.4 percentage points in the nine months ended September 30, 2015 primarily due to decreased tax benefits from the resolution of tax audits, partially offset by decreased tax expense for reserves in 2015 and increased tax benefits from manufacturing incentives in 2015.

The effective tax rates in the quarter and nine months ended September 30, 2015 were lower than the U.S. federal statutory rate of 35% due, in part, to non-U.S. earnings taxed at lower rates and tax benefits from manufacturing incentives in 2015.

The effective tax rates in the quarter and nine months ended September 30, 2014 were lower than the U.S. federal statutory rate of 35% primarily due to non-U.S. earnings taxed at lower rates and tax benefits from the resolution of tax audits and manufacturing incentives.

Net Income Attributable to Honeywell
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income attributable to Honeywell	$1,264	$1,167	$3,574	$3,283

Earnings per share of common stock – assuming dilution	$1.60	$1.47	$4.51	$4.13

Earnings per share of common stock – assuming dilution increased in the quarter ended September 30, 2015 primarily driven by increased segment profit in each business segment and increased pension income, partially offset by increased tax expense.

Earnings per share of common stock – assuming dilution increased in the nine months ended September 30, 2015 primarily due to increased segment profit in each business segment, increased pension income and lower repositioning and other charges, partially offset by increased tax expense and lower other income

(principally due to the absence of a realized gain related to the prior year sale of marketable equity securities).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2015	2014	Change	2015	2014	Change

Aerospace Sales
Commercial Original Equipment	$725	$706	3%	$2,149	$2,086	3%
Commercial Aftermarket	1,200	1,171	2%	3,425	3,371	2%
Defense and Space	1,200	1,190	1%	3,453	3,459	-
Transportation Systems	695	828	(16)%	2,227	2,840	(22)%
Total Aerospace Sales	3,820	3,895		11,254	11,756

Automation and Control Solutions Sales
Energy Safety & Security	2,417	2,449	(1)%	7,040	7,144	(1)%
Building Solutions & Distribution	1,154	1,222	(6)%	3,348	3,496	(4)%
Total Automation and Control Solutions Sales	3,571	3,671		10,388	10,640

Performance Materials and Technologies Sales
UOP	638	761	(16)%	2,297	2,435	(6)%
Process Solutions	666	787	(15)%	1,985	2,285	(13)%
Advanced Materials	916	994	(8)%	2,675	2,924	(9)%
Total Performance Materials and Technologies Sales	2,220	2,542		6,957	7,644

Net Sales	$9,611	$10,108		$28,599	$30,040

Aerospace

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change

Net sales	$3,820	$3,895	(2)%	$11,254	$11,756	(4)%
Cost of products and services sold	2,753	2,856		8,190	8,767
Selling, general and administrative expenses	156	181		473	536
Other	78	68		229	201
Segment profit	$833	$790	5%	$2,362	$2,252	5%
23

	2015 vs. 2014
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	8%	2%	9%
Foreign currency translation	(3)%	(4)%	(3)%	(5)%
Acquisitions, divestitures and other, net	(1)%	1%	(3)%	1%
Total % Change	(2)%	5%	(4)%	5%

Aerospace sales decreased in the quarter and nine months ended September 30, 2015 primarily due to the unfavorable impact from foreign currency translation and the Friction Materials divestiture, partially offset by an increase in organic sales.

•	Commercial Original Equipment sales increased 3% (increased 4% organic) in the quarter ended September 30, 2015 and increased 3% (increased 5% organic) in the nine months ended September 30, 2015 primarily driven by higher business and general aviation engine shipments.

•	Commercial Aftermarket sales increased 2% (increased 3% organic) in the quarter ended September 30, 2015 and increased 2% (increased 3% organic) in the nine months ended September 30, 2015 primarily driven by higher repair and overhaul activities, partially offset by lower retrofits, modifications and upgrades for business and general aviation customers.

•	Defense and Space sales increased 1% (increased 2% organic) in the quarter ended September 30, 2015 and were flat (increased 1% organic) in the nine months ended September 30, 2015 primarily driven by growth in international programs, partially offset by lower U.S. government sales.

•	Transportation Systems sales decreased 16% (increased 1% organic) in the quarter ended September 30, 2015 and decreased 22% (increased 3% organic) in the nine months ended September 30, 2015 primarily due to the unfavorable impact from foreign currency translation, the Friction Materials divestiture and lower commercial vehicle production, partially offset by continued growth from new platform launches and higher global gas turbo penetration.

Aerospace segment profit increased in the quarter and nine months ended September 30, 2015 primarily driven by an increase in operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily driven by productivity, net of inflation, and favorable pricing, partially offset by continued investments for growth. Cost of products and services sold decreased $103 million in the quarter ended September 30, 2015 and $577 million in the nine months ended September 30, 2015 primarily driven by the favorable impact of foreign currency translation and productivity, net of inflation, partially offset by continued investments for growth.

Automation and Control Solutions

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Net sales	$3,571	$3,671	(3)%	$10,388	$10,640	(2)%
Cost of products and services sold	2,315	2,385		6,718	6,935
Selling, general and administrative expenses	570	638		1,756	1,924
Other	72	65		217	194
Segment profit	$614	$583	5%	$1,697	$1,587	7%
24

	2015 vs. 2014
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	8%	3%	11%
Foreign currency translation	(7)%	(4)%	(6)%	(5)%
Acquisitions and divestitures, net	1%	1%	1%	1%
Total % Change	(3%)	5%	(2%)	7%

Automation and Control Solutions (ACS) sales decreased in the quarter and nine months ended September 30, 2015 primarily due to the unfavorable impact of foreign currency translation partially offset by organic sales growth and growth from acquisitions, net of divestitures.

•	Sales in Energy, Safety & Security decreased 1% (increased 4% organic) in the quarter ended September 30, 2015 and decreased 2% (increased 4% organic) in the nine months ended September 30, 2015 principally due to the unfavorable impact of foreign currency translation partially offset by organic sales growth and acquisitions, net of divestitures. Organic sales growth was primarily due to increased sales volumes, most significantly in Security and Fire across all regions, as well as Sensing & Productivity Solutions.

•	Sales in Building Solutions & Distribution decreased 6% (increased 1% organic) in the quarter ended September 30, 2015 and decreased 4% (increased 2% organic) in the nine months ended September 30, 2015 principally due to the unfavorable impact of foreign currency translation. Organic sales growth was primarily due to increased sales volume in Americas Distribution partially offset by softness in the project installation and energy retrofit businesses.

ACS segment profit increased in the quarter and nine months ended September 30, 2015 due to an increase in operational segment profit and acquisitions, net of divestitures partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to the positive impact of price and productivity net of inflation and higher organic sales volumes partially offset by continued investments for growth. Cost of products and services sold decreased $70 million and $217 million in the quarter and nine months ended September 30, 2015 which is primarily due to the favorable impact of foreign currency translation and productivity partially offset by higher organic sales volume and inflation.

Performance Materials and Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Net sales	$2,220	$2,542	(13)%	$6,957	$7,644	(9)%
Cost of products and services sold	1,508	1,804		4,726	5,367
Selling, general and administrative expenses	217	261		657	784
Other	34	33		101	101
Segment profit	$461	$444	4%	$1,473	$1,392	6%
25

	2015 vs. 2014
	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(8)%	9%	(5)%	10%
Foreign currency translation	(5)%	(5)%	(4)%	(4)%
Total % Change	(13%)	4%	(9%)	6%

Performance Materials and Technologies (PMT) sales decreased in the quarter and nine months ended September 30, 2015 due to decreased organic sales volumes and the unfavorable impact of foreign currency translation.

•	UOP sales decreased 16% (decreased 15% organic) in the quarter ended September 30, 2015 driven primarily by lower gas processing revenues due to a significant slowdown in customer projects, which is expected to continue, and decreased equipment and licensing revenues partially offset by increased catalyst revenues.

UOP sales decreased 6% (decreased 4% organic) in the nine months ended September 30, 2015 driven primarily by lower gas processing and engineering revenues due to a significant slowdown in customer projects, which is expected to continue.

•	Process Solutions sales decreased 15% (decreased 5% organic) in the quarter ended September 30, 2015 and decreased 13% (decreased 4% organic) in the nine months ended September 30, 2015 principally due to the unfavorable impact of foreign currency translation and lower volumes primarily due to project and field products weakness, which is expected to continue, partially offset by volume growth in advanced solutions software and services predominately in the first half of 2015.

•	Advanced Materials sales decreased 8% (decreased 5% organic) in the quarter ended September 30, 2015 and decreased 9% (decreased 5% organic) in the nine months ended September 30, 2015 primarily driven by lower raw material pass-through pricing and unplanned plant outages in Resins and Chemicals partially offset by increased volumes in Fluorine Products and Specialty Products. We anticipate lower raw materials pass-through pricing to continue in 2015 primarily in Resins and Chemicals where sales fluctuate with the market price of certain raw materials, which are correlated to the price of oil.

PMT segment profit increased in the quarter and nine months ended September 30, 2015 due to an increase in operational segment profit partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to price and productivity net of inflation partially offset by lower organic sales volumes and continued investments for growth. Cost of products and services sold decreased $296 million and $641 million in the quarter and nine months ended September 30, 2015 primarily due to the favorable impacts of inflation and foreign currency translation and lower organic sales volumes, partially offset by continued investments for growth.

Repositioning and Other Charges

Our repositioning actions are expected to generate incremental pretax savings of $100 million to $125 million in 2015 compared with 2014 principally from planned workforce reductions. Cash spending related to our repositioning actions was $77 million in the nine months ended September 30, 2015 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $125 million in 2015 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used for):
Operating activities	$3,495	$3,262
Investing activities	(2,584)	(1,639)
Financing activities	(852)	(1,503)
Effect of exchange rate changes on cash	(455)	(114)
Net (decrease) increase in cash and cash equivalents	$(396)	$6

Cash provided by operating activities increased by $233 million primarily due to a $673 million favorable impact from working capital and increased net income of $290 million, partially offset by a $644 million decrease in accrued liabilities (primarily a $223 million decrease in customer advances and deferred income and $151 million in incentive payments to Aerospace Original Equipment manufacturers) and increased cash tax payments of $112 million.

Cash used for investing activities increased by $945 million primarily due to a net $636 million increase in investments (primarily short-term marketable securities), an increase in cash paid for acquisitions of $181 million and a decrease in proceeds from the sales of businesses of $154 million (due to the Friction Materials divestiture in 2014).

Cash used for financing activities decreased by $651 million primarily due to an increase in the net proceeds from debt issuances of $1,894 million partially offset by an increase in net repurchases of common stock of $1,088 million and an increase in cash dividends paid of $160 million.

Liquidity

The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, as well as access to the public debt and equity markets. We continue to balance our cash and financing uses through investment in our existing core businesses, debt reduction, acquisition activity, share repurchases and dividends. We intend to use available sources of liquidity to settle current maturities of our long-term debt, principally with commercial paper.

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

In 2015, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $140 million to our non-U.S. plans to satisfy regulatory funding standards, of which $128 million were made in the nine months ended September 30, 2015. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

In accordance with our accounting policy for defined benefit pension plans, we recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation annually in the fourth quarter each year (MTM adjustment). The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations each year as of December 31 (measurement date) and difference between expected and actual return on plan assets. The table below illustrates the potential MTM adjustment for our significant pension plans in the fourth quarter of 2015 at various December 31, 2015 discount rates and 2015 rates of return on plan assets.

	Rate of Return
Discount Rate	(6)%	(3)%	0%	3%
4.15%	$1,280	$790	$290	$20
4.35%	900	410	10	10
4.55%	540	40	5	5
4.75%	190	-	-	-

However, as the amount of the MTM adjustment is primarily driven by changes in interest rates and the performance of the financial markets which may change significantly in the fourth quarter, the Company is not able to determine or project the actual amount of the MTM adjustment that may be recorded as of December 31, 2015.

In the nine months ended September 30, 2015, the Company repurchased $1,721 million of outstanding shares, $1,235 million of which were repurchased during the third quarter. Under the Company’s previously reported $5 billion share repurchase program, $2.4 billion remained available as of September 30, 2015 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. In addition, the Company may repurchase additional shares if and when its net cash (cash and cash equivalents plus short-term available for sale investments less commercial paper, current maturities of long-term debt and long-term debt) exceeds $1 to $2 billion. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$6,563	$6,959
Short-term available for sale investments	3,006	1,463
Total	9,569	8,422

Commercial paper	3,696	1,647
Current maturities of long-term debt	1,268	939
Long-term debt	5,599	6,046
Debt	10,563	8,632

Net cash	$(994)	$(210)

See Note 8, Long-term Debt, of Notes to Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 13, Commitments and Contingencies, of Notes to Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of September 30, 2015 should be read in conjunction with the financial statements for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2014 Annual Report on Form 10-K. As of September 30, 2015, there has been no material change in this information.

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

Part II. Other Information

Item 1. Legal Proceedings

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 13, Commitments and Contingencies, of Notes to Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

The Virginia Department of Environmental Quality (DEQ) has alleged that Honeywell’s facility in Hopewell, Virginia failed to comply with certain conditions of its wastewater discharge permit at various times between August 2013 and March 2015. Honeywell and the DEQ have now settled this matter by consent order in consideration of the payment of a $300,000 penalty and the performance of certain corrective measures.

Item 2. Changes in Securities and Use of Proceeds

Honeywell purchased 12,332,118 shares of its common stock, par value $1 per share, in the quarter ended September 30, 2015. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
August 2015	2,650,000	$ 104.72	2,650,000	$3,312
September 2015	9,682,118	$ 98.84	9,682,118	$2,355

Item 6. Exhibits

(a)      See the Exhibit Index on page 32 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 16, 2015	By:	/s/ Adam M. Matteo
Adam M. Matteo
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
31

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Five Year Credit Agreement dated as of July 10, 2015 among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed July 10, 2015)

11	Computation of Per Share Earnings (1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 5, Earnings Per Share, of Notes to Financial Statements.
32