Form 10-K
period 2015-12-31
HONEYWELL INTERNATIONAL INC
filed 2016-02-12
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $80.9 billion at June 30, 2015.

There were 769,322,910 shares of Common Stock outstanding at January 29, 2016.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 25, 2016.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (www.honeywell.com) under the heading Investor Relations (see SEC Filings & Reports) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2016 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 10, 2016, and which will also be available free of charge on our website.

Major Businesses

We globally manage our business operations through three operating segments: Aerospace, Automation and Control Solutions (ACS), and Performance Materials and Technologies (PMT). Financial information related to our operating segments is included in Note 21 Segment Financial Data of Notes to Financial Statements.

The major products/services, customers/uses and key competitors of each of our operating segments are:

Aerospace

Aerospace is a leading global supplier of aircraft engines, integrated avionics, systems and service solutions, and related products and services for aircraft manufacturers, airlines, aircraft operators, military services, and defense and space contractors. Aerospace is also a leading manufacturer of turbochargers to improve the performance and efficiency of passenger cars and commercial vehicles. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, connectivity, electric power systems, engine controls, flight safety, communications, navigation, radar and surveillance systems, aircraft lighting, management and technical services, logistics services, advanced systems and instruments, aircraft wheels and brakes, repair and overhaul services, turbochargers and thermal systems. Aerospace sells its products to original equipment manufacturers (OEMs) in the air transport, regional, business and general aviation aircraft, and automotive and truck manufacturers segments, and provides spare parts and repair and maintenance services (principally to aircraft operators) for the aftermarket.

Automation and Control Solutions

ACS is a leading global provider of products, software and technologies for environmental and energy solutions; sensors, switches and controls for sensing and productivity solutions; security and fire safety products; industrial safety products; and building solutions and services for homes, commercial buildings and industrial facilities. ACS products and services include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; products, services and solutions for measurement, regulation, control and metering of gases and electricity; metering and communications systems for water utilities and industries; security, fire and gas detection; personal protection equipment; access control; video surveillance; remote patient monitoring systems; software and products for high performance data collection including rugged mobile computers and printers, bar code scanners and voice technologies; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive.

Performance Materials and Technologies

PMT is a global leader in developing and manufacturing advanced materials, process technologies and automation solutions. UOP provides process technology, products, including catalysts and adsorbents, equipment and consulting services to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Process Solutions is a pioneer in automation control, instrumentation, services and advanced software for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Advanced Materials manufactures a wide variety of high-performance products, including fluorocarbons, hydrofluoroolefins, caprolactam, resins, ammonium sulfate fertilizer, phenol, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, and electronic materials and chemicals.

Competition

We are subject to competition in substantially all product and service areas. Some of our key competitors are:

•	Aerospace: Borg-Warner (automotive), Garmin, General Electric, Rockwell Collins, Thales and United Technologies

•	ACS: 3M, Johnson Controls, Schneider, Siemens and Zebra-Motorola

•	PMT: Albemarle, BASF, Dow, Dupont, Emerson and Sinopec

Our businesses compete on a variety of factors, such as price, quality, reliability, delivery, customer service, performance, applied technology, product innovation and product recognition. Brand identity, service to customers and quality are important competitive factors for our products and services, and there is considerable price competition. Other competitive factors include breadth of product line, research and development efforts and technical and managerial capability. While our competitive position varies among our products and services, we believe we are a significant competitor in each of our major product and service classes. Many of our competitors have substantial financial resources and significant technological capabilities. In addition, some of our products compete with the captive component divisions of OEMs.

Aerospace Sales

Our sales to aerospace customers were 39%, 39%, and 40% of our total sales in 2015, 2014 and 2013. Our sales to commercial aerospace OEMs were 8%, 6%, and 7% of our total sales in 2015, 2014 and 2013. In addition, our sales to commercial aftermarket customers of aerospace products and services were 12%, 11%, and 11% of our total sales in 2015, 2014 and 2013.

U.S. Government Sales

Sales to the U.S. Government (principally by Aerospace), acting through its various departments and agencies and through prime contractors, amounted to $3,743 million, $3,693 million and $3,856 million in 2015, 2014 and 2013, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $2,680 million, $2,792 million and $3,066 million in 2015, 2014 and 2013. U.S. defense spending decreased in 2015 compared to 2014. We do not expect our overall operating results to be significantly affected by any proposed changes in 2016 federal defense spending due principally to the varied mix of the government programs which impact us (OEMs’ production, engineering development programs, aftermarket spares and repairs and overhaul programs), increases in direct foreign defense and space market sales, as well as our diversified commercial businesses.

Backlog

Our total backlog at December 31, 2015 and 2014 was $18,183 million and $18,313 million. We anticipate that approximately $11,601 million of the 2015 backlog will be filled in 2016. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

International Operations

We are engaged in manufacturing, sales, service and research and development globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports comprised 14% of our total sales in each of 2015, 2014 and 2013. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 39% of our total sales in 2015, and 41% in 2014 and 2013.

Manufactured Products and Systems and Performance of Services	Year Ended December 31, 2015
	Aerospace	ACS	PMT
	(% of Total Sales)
U.S. Exports	22%	3%	20%
Non-U.S.	29%	48%	40%

Raw Materials

The principal raw materials used in our operations are generally readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials or commodities in 2015. We are not dependent on any one supplier for a material amount of our raw materials, except related to R240 (a key component in foam blowing agents), a raw material used in PMT.

The costs of certain key raw materials, including cumene, natural gas, R240, sulfur, fluorspar, ethylene and perchloroethylene in PMT and nickel, steel, titanium and other metals in Aerospace, are expected to continue to fluctuate. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2016.

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

Research and Development

The Company’s principal research and development activities are in the U.S., India, Europe and China. Research and development (R&D) expense totaled $1,856 million, $1,892 million and $1,804 million in 2015, 2014 and 2013. R&D expense was 5% of sales in 2015, 2014 and 2013. Customer-sponsored (principally by the U.S. Government) R&D activities amounted to an additional $998 million, $1,034 million and $969 million in 2015, 2014 and 2013.

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

Employees

We have approximately 129,000 employees at December 31, 2015, of whom approximately 49,000 are located in the United States.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
David M. Cote, 63 2002(a)	Chairman of the Board and Chief Executive Officer since July 2002.
Darius Adamczyk, 50 2014

President and Chief Executive Officer Performance Materials and Technologies since April 2014. President of Honeywell Process Solutions from April 2012 to April 2014. President of Honeywell Scanning & Mobility from July 2008 to April 2012.

Katherine L. Adams, 51 2009	Senior Vice President and General Counsel since April 2009.
Roger Fradin, 62 2004	Vice Chairman since April 2014. President and Chief Executive Officer Automation and Control Solutions from January 2004 to April 2014.
Alexandre Ismail, 50 2009

President and Chief Executive Officer Automation and Control Solutions since April 2014. President Energy, Safety and Security from May 2013 to April 2014. President and Chief Executive Officer Transportation Systems from April 2009 to May 2013.

Mark R. James, 54 2007	Senior Vice President Human Resources, Procurement and Communications since November 2007.
Andreas C. Kramvis, 63 2008	Vice Chairman since April 2014. President and Chief Executive Officer Performance Materials and Technologies from March 2008 to April 2014.
Timothy O. Mahoney, 59 2009	President and Chief Executive Officer Aerospace since September 2009.
Krishna Mikkilineni, 56 2010

Senior Vice President Engineering, Operations and Information Technology since April 2013. Senior Vice President Engineering and Operations from April 2010 to April 2013 and President Honeywell Technology Solutions from January 2009 to April 2013.

Thomas A. Szlosek, 52 2014

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

Risk Factors

Our business, operating results, cash flows and financial condition are subject to the principal risks and uncertainties set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

Macroeconomic and Industry Risks

Industry and economic conditions may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

•

Aerospace—Operating results of Aerospace are directly tied to cyclical industry and economic conditions, as well as changes in customer buying patterns of aftermarket parts, supplier stability, factory transitions and capacity constraints. The operating results of our Commercial Original Equipment and Commercial Aftermarket business units may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production or the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and global flying hours, which impact business and general aviation aircraft utilization rates. Operating results in our Defense and Space Systems business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs. Operating results in our Transportation Systems business unit may be affected by the level of production and demand for automobiles and trucks equipped with turbochargers, regulatory changes regarding automobile and truck emissions and fuel economy, consumer demand and spending for automotive aftermarket products and delays in launch schedules for new automobile and truck platforms.

•

ACS—Operating results may be adversely impacted by downturns in the level of global residential and commercial construction (including retrofits and upgrades), capital spending and operating expenditures on building and process automation, industrial plant capacity utilization and expansion, and inventory levels in distribution channels.

•

PMT—Operating results may be adversely impacted by downturns in the capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, raw material demand and supply volatility, and our ability to maximize our facilities’ production capacity and minimize downtime. In particular, the volatility in oil and natural gas prices have and will continue to impact our customers’ operating levels and capital spending and thus demand for our products and services. Pricing of certain chemical products are driven by raw materials that are correlated to the price of oil, hence revenue could be significantly impacted by volatility in the price of oil.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange and other risks of international operations.

Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes), violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment and the cost of compliance with increasingly complex and often conflicting regulations worldwide can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

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

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis or at all. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, (ii) the failure to integrate multiple acquired businesses into Honeywell simultaneously and on schedule and/or to achieve expected synergies, (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions, and (iv) the discovery of unanticipated liabilities or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities or, with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification.

Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products and defend our market share against an ever-expanding number of competitors including many new and non- traditional competitors, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (iv) develop, manufacture and bring compelling new products to market quickly and cost-effectively, and (v) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

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

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond and mitigate these threats (including access controls, data encryption, vulnerability assessments, product software designs which we believe are less susceptible to cyber attacks, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Cybersecurity incidents aimed at the software imbedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, fines levied by the Federal Trade Commission, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Legal and Regulatory Risks

Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including multi- jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development (OECD) to address base erosion and profit shifting, will increase tax uncertainty and may adversely impact our provision for income taxes.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations including safety, performance and product certification regulations. Within Aerospace, the operating results of Commercial Original Equipment and Commercial Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations, while emissions, fuel economy and energy efficiency standards for motor vehicles can impact Transportation Systems. Within ACS, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. PMT’s results of operations can be affected by environmental, safety and energy efficiency standards and regulations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have approximately 1,328 locations, of which 319 are plants. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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

The number of record holders of our common stock at December 31, 2015 was 53,230.

Honeywell purchased 1,724,212 shares of its common stock, par value $1 per share, in the quarter ending December 31, 2015. Under the Company’s previously reported $5 billion share repurchase program, $2.2 billion remained available as of December 31, 2015 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock for the three months ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
October 2015	1,567,882	$93.89	1,567,882	$2,207
December 2015	156,330	$98.02	156,330	$2,192

Performance Graph

The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor’s (S&P) 500 Stock Index and a composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 65%/35% weighted basis (the Composite Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2010 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

HONEYWELL INTERNATIONAL INC.

This selected financial data should be read in conjunction with Honeywell’s Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$38,581	$40,306	$39,055	$37,665	$36,529
Amounts attributable to Honeywell:
Income from continuing operations less net income attributable to the noncontrolling interest	4,768	4,239	3,924	2,926	1,858
Income from discontinued operations(1)	—	—	—	—	209

Net income attributable to Honeywell	4,768	4,239	3,924	2,926	2,067
Earnings Per Common Share
Basic:
Income from continuing operations	6.11	5.40	4.99	3.74	2.38
Income from discontinued operations	—	—	—	—	0.27

Net income attributable to Honeywell	6.11	5.40	4.99	3.74	2.65
Assuming dilution:
Income from continuing operations	6.04	5.33	4.92	3.69	2.35
Income from discontinued operations	—	—	—	—	0.26

Net income attributable to Honeywell	6.04	5.33	4.92	3.69	2.61
Dividends per share	2.15	1.87	1.68	1.53	1.37
Financial Position at Year-End
Property, plant and equipment-net	5,789	5,383	5,278	5,001	4,804
Total assets	49,316	45,451	45,435	41,853	39,808
Short-term debt	6,514	2,637	2,028	1,101	674
Long-term debt	5,554	6,046	6,801	6,395	6,881
Total debt	12,068	8,683	8,829	7,496	7,555
Redeemable noncontrolling interest	290	219	167	150	—
Shareowners’ equity	18,418	17,784	17,579	13,065	10,902

(1)	For the year ended December 31, 2011, income from discontinued operations included a $178 million, net of tax gain, resulting from the sale of the Consumer Products Group business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three years ended December 31, 2015. All references to Notes relate to Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

EXECUTIVE SUMMARY

In 2015, Honeywell successfully navigated a challenging macro-economic climate by combining strategic growth in our diverse portfolio and our well-known cost discipline with a marked acceleration of our capital deployment strategy. Earnings per share of common stock–assuming dilution, grew 13% to $6.04 per share in 2015 and net income attributable to Honeywell grew 12% to $4,768 million. Our balanced long-term focus on enhancing shareowner value resulted in segment margin expansion of 220 basis points versus 2014 without sacrificing seed planting intended to ensure future growth, including maintaining R&D spending at 5% of sales, new product introductions aligned with global macroeconomic trends in energy, safety and security and productivity, $216 million of repositioning investments to improve our operations and increased investment in High Growth Regions. Honeywell Operating System (HOS) Gold and Honeywell User Experience (HUE) initiatives intensified throughout the company, driving productivity through sustainable improvements to our factories, footprints and supply chain.

In 2015 we deployed capital of over $10 billion, including the following:

•

Mergers and Acquisitions—we deployed over $5 billion during 2015, acquiring businesses that will be integrated into each of our three operating segments. These acquisitions all share a technology focus and increase our existing deep alignment with enduring macro trends such as energy efficiency, clean energy generation, safety and security, urbanization and customer productivity.

•	Dividend—after a 15% dividend rate increase in 2014, we again increased our annual dividend rate by 15% in 2015, as we seek to grow the dividend faster than earnings.

•

Share Repurchases—we continue to opportunistically repurchase our shares with the goal of generally keeping share count flat and seeking to offset the dilutive impact of employee stock based compensation plans. In 2015, we repurchased 18.8 million shares for $1.9 billion.

•

Capital Investment in Facilities—we invested over $1 billion in high return capital expenditures, focused on revenue growth projects such as our Solstice low global-warming potential refrigerant products for the automotive industry and catalyst products in UOP.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2015	2014	2013
Net sales	$38,581	$40,306	$39,055
% change compared with prior period	(4)%	3%

The change in net sales is attributable to the following:

	2015 Versus 2014	2014 Versus 2013
Volume	1%	3%
Price	(1)%	—
Acquisitions/Divestitures	(1)%	1%
Foreign Currency Translation	(4)%	—
Other	1%	(1)%

	(4)%	3%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact is principally driven by the weakening of the Euro and Canadian Dollar against the U.S. Dollar.

Cost of Products and Services Sold

	2015	2014	2013
Cost of products and services sold	$26,747	$28,957	$28,364
% change compared with prior period	(8)%	2%
Gross Margin percentage	30.7%	28.2%	27.4%

Cost of products and services sold decreased in 2015 compared with 2014 principally due to a decrease in direct and indirect material costs of approximately $1,460 million (driven primarily by the favorable impact of foreign currency translation, productivity, lower raw materials pass-through pricing and the absence of the Friction Materials business, partially offset by higher sales volume), a decrease in labor costs of approximately $450 million and higher pension income of approximately $230 million.

Gross margin percentage increased in 2015 compared with 2014 principally due to higher gross margin in all of our business segments (approximately 2.0 percentage point impact collectively) and increased pension income allocated to cost of products and services sold (approximately 0.5 percentage point impact).

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

Selling, General and Administrative Expenses

	2015	2014	2013
Selling, general and administrative expense	$5,006	$5,518	$5,190
% of sales	13.0%	13.7%	13.3%

Selling, general and administrative expenses (SG&A) decreased in 2015 compared with 2014 primarily driven by the favorable impact from foreign currency translation, increased pension income, decreased indirect costs and benefits from repositioning, partially offset by increased labor costs (primarily merit increases and investment for growth).

SG&A increased in 2014 compared with 2013 primarily driven by an increase in labor costs (primarily acquisitions, incentive compensation, merit increases and investment for growth) and an increase in pension and other postretirement benefit expense, partially offset by a decrease in repositioning charges.

Tax Expense

	2015	2014	2013
Tax expense	$1,739	$1,489	$1,450
Effective tax rate	26.4%	25.6%	26.8%

For discussion of changes in the effective tax rate, see Note 5 Income Taxes in the Notes to Financial Statements.

The effective tax rates for 2015, 2014 and 2013 are lower than the U.S. statutory rate of 35% primarily due to lower tax rates on non-U.S. earnings, the vast majority of which we intend to permanently reinvest outside the United States.

The Company currently expects the effective tax rate for 2016 to be approximately 26.5%. The effective tax rate can vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments.

Net Income Attributable to Honeywell

	2015	2014	2013
Net income attributable to Honeywell	$4,768	$4,239	$3,924
Earnings per share of common stock–assuming dilution	$6.04	$5.33	$4.92

Earnings per share of common stock–assuming dilution increased in 2015 compared with 2014 primarily driven by increased segment profit in each of our business segments and lower pension and other postretirement expense, partially offset by increased tax expense and lower other income (principally due to the absence of a realized gain related to the prior year sale of marketable equity securities).

Earnings per share of common stock–assuming dilution increased in 2014 compared with 2013 primarily due to increased segment profit in each of our business segments and lower repositioning and other charges, partially offset by higher pension and other postretirement expense and increased tax expense.

BUSINESS OVERVIEW

Our consolidated results are principally impacted by:

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

Our 2016 areas of focus are supported by the Honeywell Enablers, including HOS Gold, are generally applicable to each of our operating segments and include:

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

•

Driving strong cash flow conversion through effective working capital management which will enable the Company to deploy capital for strategic acquisitions, capital expenditures and returning cash to shareholders;

•	Driving organic growth through expansion of our localized footprint in high growth regions, including China, India, Eastern Europe, the Middle East and Latin America;

•

Executing disciplined, rigorous M&A and integration processes to deliver inorganic growth through previously announced acquisitions while also identifying appropriate acquisitions to further deploy our capital effectively;

•	Aligning and prioritizing capital expenditures for long-term growth, while considering short-term demand volatility;

•	Actively monitoring trends in the oil and gas industry end markets, principally the demand from midstream and downstream customers for products and services provided by Process Solutions and UOP;

•

Monitoring both suppliers and customers for signs of liquidity constraints, limiting exposure to any resultjing inability to meet delivery commitments or pay amounts due, and identifying alternate sources of supply as necessary;

•	Proactively managing raw material costs through formula and long-term supply agreements and hedging activities, where feasible and prudent; and

•	Controlling corporate and other non-operating costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement expenses and tax expense.

Review of Business Segments

	Years Ended December 31,			% Change
				2015 Versus 2014	2014 Versus 2013
	2015	2014	2013
Aerospace Sales
Commercial Original Equipment	$2,905	$2,607	$2,651	11%	(2)%
Commercial Aftermarket	4,656	4,578	4,459	2%	3%
Defense and Space	4,715	4,754	4,870	(1)%	(2)%
Transportation Systems	2,961	3,659	3,755	(19)%	(3)%

Total Aerospace Sales	15,237	15,598	15,735
Automation and Control Solutions Sales
Energy Safety & Security	9,544	9,738	8,756	(2)%	11%
Building Solutions & Distribution	4,565	4,749	4,709	(4)%	1%

Total Automation and Control Solutions Sales	14,109	14,487	13,465
Performance Materials and Technologies Sales
UOP	2,976	3,195	2,962	(7)%	8%
Process Solutions	2,749	3,122	3,091	(12)%	1%
Advanced Materials	3,510	3,904	3,802	(10)%	3%

Total Performance Materials and Technologies Sales	9,235	10,221	9,855

Net Sales	$38,581	$40,306	$39,055

Aerospace

	2015	2014	Change	2013	Change
Net sales	$15,237	$15,598	(2)%	$15,735	(1)%
Cost of products and services sold	11,068	11,699		11,889
Selling, general and administrative expenses	643	712		705
Other	308	272		271

Segment profit	$3,218	$2,915	10%	$2,870	2%

Factors Contributing to Year-Over-Year Change	2015 vs. 2014		2014 vs. 2013
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	8%	2%	8%
Foreign currency translation	(3)%	(4)%	—	—
Acquisitions, divestitures and other, net	(1)%	6%	(3)%	(6)%

Total % Change	(2)%	10%	(1)%	2%

2015 compared with 2014

Aerospace sales decreased primarily due to the unfavorable impact from foreign currency translation and the Friction Materials divestiture, partially offset by an increase in organic sales, as discussed below, and a decrease in incentives predominantly to air transport and regional aviation original equipment manufacturers (OEM Incentives).

•	Commercial Original Equipment sales increased by 11% (increased 5% organic) primarily driven by a decrease in OEM Incentives and higher business and general aviation engine shipments.

•

Commercial Aftermarket sales increased by 2% (increased 2% organic) primarily driven by higher repair and overhaul activities, partially offset by lower retrofits, modifications and upgrades for business and general aviation customers.

•	Defense and Space sales decreased by 1% (flat organic) primarily due to lower U.S. government revenue, partially offset by growth in international programs.

•

Transportation Systems sales decreased by 19% (increased 3% organic) primarily due to the unfavorable impact from foreign currency translation and the Friction Materials divestiture, partially offset by continued growth from new platform launches and higher global turbo gas penetration.

Aerospace segment profit increased primarily due to an 8% increase in operational segment profit and a 6% favorable impact of acquisitions, divestitures and other (predominantly the absence of higher prior year OEM Incentives), as discussed above, partially offset by a 4% unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily driven by productivity, net of inflation, and favorable pricing, partially offset by continued investments for growth. Cost of products and services sold decreased primarily due to the favorable impact of foreign currency translation, the Friction Materials divestiture, and productivity, net of inflation, partially offset by continued investments for growth.

2014 compared with 2013

Aerospace sales decreased primarily due to the Friction Materials divestiture and an increase in OEM incentives, partially offset by an increase in organic sales, as discussed below.

•

Commercial Original Equipment sales decreased by 2% (increased by 3% organic) primarily due to an increase in OEM Incentives to air transport and regional original equipment manufacturers (OEMs), partially offset by higher air transport volumes, consistent with the OEMs’ higher production rates, and business and general aviation engine shipments.

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

Aerospace segment profit increased primarily due to an 8% increase in operational segment profit, partially offset by a 6% unfavorable impact from acquisitions, divestitures and other (predominantly higher OEM Incentives and the absence of a prior year royalty gain), as discussed above. The increase in operational segment profit is driven primarily by favorable price and productivity, net of inflation. Cost of products and services sold decreased primarily due to the factors discussed above (excluding price).

Automation and Control Solutions

	2015	2014	Change	2013	Change
Net sales	$14,109	$14,487	(3)%	$13,465	8%
Cost of products and services sold	9,133	9,447		8,872
Selling, general and administrative expenses	2,373	2,584		2,358
Other	290	256		252

Segment profit	$2,313	$2,200	5%	$1,983	11%

Factors Contributing to Year-Over-Year Change	2015 vs. 2014		2014 vs. 2013
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	9%	4%	9%
Foreign currency translation	(6)%	(5)%	(1)%	(1)%
Acquisitions and divestitures, net	1%	1%	5%	3%

Total % Change	(3)%	5%	8%	11%

2015 compared with 2014

ACS sales decreased primarily due to the unfavorable impact of foreign currency translation, partially offset by organic sales growth and growth from acquisitions, net of divestitures.

•

Sales in Energy, Safety & Security decreased by 2% (increased by 2% organic) principally due to the unfavorable impact of foreign currency translation partially offset by organic sales growth and acquisitions, net of divestitures. Organic sales growth was primarily due to increased sales volumes, most significantly in Security and Fire across all regions, as well as Sensing & Productivity Solutions.

•

Sales in Building Solutions & Distribution decreased by 4% (increased by 2% organic) principally due to the unfavorable impact of foreign currency translation. Organic sales growth was primarily due to increased sales volume in Americas Distribution partially offset by softness in the project installation and U.S. energy retrofit businesses, which is expected to continue.

ACS segment profit increased due to an increase in operational segment profit and acquisitions, net of divestitures partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to the positive impact of price and productivity net of inflation and higher organic sales volumes partially offset by continued investments for growth. Cost of products and services decreased primarily due to the favorable impact of foreign currency translation and productivity partially offset by higher organic sales volume and inflation.

2014 compared with 2013

ACS sales increased primarily due to growth from acquisitions, net of divestitures and organic sales growth, partially offset by the unfavorable impact of foreign currency translation.

•

Sales in Energy, Safety & Security increased by 11% (4% organic) principally due to (i) acquisitions, net of divestitures, (ii) higher global sales volumes in our Environmental & Energy Solutions business driven by strong U.S. residential market conditions and new product introductions, (iii) increases in sales volumes in our Security and Fire and Industrial Safety businesses driven by organic growth in all regions and (iv) increases in sales volumes in our Sensing & Productivity Solutions business in the second half of 2014.

•

Sales in Building Solutions & Distribution increased by 1% (2% organic) principally due to increased sales volumes in our Americas Distribution business partially offset by softness in the U.S. energy retrofit business. Building Solutions backlog increased in 2014.

ACS segment profit increased due to an increase in operational segment profit and acquisitions, net of divestitures, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily the result of higher sales volumes as discussed above, and the positive impact of price and productivity, net of inflation partially offset by continued investment for growth. Cost of products and services sold increased primarily due to higher sales volume, acquisitions, net of divestitures and inflation, partially offset by productivity and the favorable impact of foreign currency translation.

Performance Materials and Technologies

	2015	2014	Change	2013	Change
Net sales	$9,235	$10,221	(10)%	$9,855	4%
Cost of products and services sold	6,262	7,221		6,974
Selling, general and administrative expenses	902	1,049		1,025
Other	136	134		131

Segment profit	$1,935	$1,817	6%	$1,725	5%

Factors Contributing to Year-Over-Year Change	2015 vs. 2014		2014 vs. 2013
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(6)%	10%	5%	6%
Foreign currency translation	(4)%	(4)%	(1)%	(1)%

Total % Change	(10)%	6%	4%	5%

2015 compared with 2014

Performance Materials and Technologies (PMT) sales decreased due to a decrease in organic sales volumes and the unfavorable impact of foreign currency translation.

•

UOP sales decreased 7% (decreased 6% organic) driven primarily by lower gas processing revenues due to a significant slowdown in customer projects, which is expected to continue, and decreased equipment, engineering and licensing revenues partially offset by increased catalyst revenues.

•

Process Solutions sales decreased 12% (decreased 3% organic) driven primarily by the unfavorable impact of foreign currency translation and lower volumes primarily due to weakness in projects and field products, which is expected to moderate during 2016.

•

Advanced Materials sales decreased 10% (decreased 7% organic) primarily driven by lower raw material pass-through pricing and unplanned plant outages in Resins and Chemicals partially offset by increased volumes in Fluorine Products. We anticipate volatility in raw materials pass-through pricing to continue in 2016 primarily in Resins and Chemicals where sales fluctuate with the market price of certain raw materials, which are correlated to the price of oil.

PMT segment profit increased due to an increase in operational segment profit partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to price and productivity net of inflation partially offset by lower organic sales volumes and continued investments for growth. Cost of products and services sold decreased primarily due to the favorable impacts of inflation, foreign currency translation, lower organic sales volumes and productivity, partially offset by continued investments for growth.

2014 compared with 2013

PMT sales increased due to an increase in organic sales partially offset by the unfavorable impact of foreign currency translation.

•

UOP sales increased by 8% driven primarily by higher catalyst and gas processing volumes partially offset by lower equipment and service revenues in the first nine months. Catalyst sales decreased in the fourth quarter due to the timing of shipments as well as stronger volume growth in the fourth quarter of 2013 as compared to 2014 which was partially offset by increased licensing revenues.

•

Sales in our Process Solutions business increased by 1% (4% organic) driven primarily by volume growth in advanced solutions software and services and field products partially offset by unfavorable foreign currency translation, predominately in the fourth quarter. Project and service orders and backlog increased in 2014.

•

Advanced Materials sales increased by 3% primarily driven by increased volume in Fluorine Products and Resins and Chemicals, partially offset by unfavorable pricing most significantly in Fluorine Products and lower raw materials pass-through pricing in Resins and Chemicals. We anticipate lower raw materials pass-through pricing to continue in 2015 primarily in Resins and Chemicals where sales fluctuate with the market price of certain raw materials, which are correlated to the price of oil.

PMT segment profit increased due to an increase in operational segment profit partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to higher sales volumes, as discussed above, and productivity, net of inflation partially offset by unfavorable Advanced Materials pricing, continued investment for growth and unfavorable foreign currency translation. Cost of products and services sold increased primarily due to higher volume and continued investment for growth partially offset by productivity, net of inflation and the favorable impact of foreign currency translation.

Repositioning Charges

See Note 3 Repositioning and Other Charges of Notes to Financial Statements for a discussion of our repositioning actions and related charges incurred in 2015, 2014 and 2013. These repositioning actions are expected to generate incremental pretax savings of $175 million to $200 million in 2016 compared with 2015 principally from planned workforce reductions. Cash spending related to our repositioning actions was $118 million, $161 million and $160 million in 2015, 2014 and 2013, and was funded through operating cash flows. In 2016, we expect cash spending for repositioning actions to be approximately $175 million and to be funded through operating cash flows.

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Cash provided by (used for):
Operating activities	$5,454	$5,024	$4,335
Investing activities	(6,514)	(1,876)	(1,959)
Financing activities	102	(2,272)	(433)
Effect of exchange rate changes on cash	(546)	(339)	(155)

Net increase in cash and cash equivalents	$(1,504)	$537	$1,788

2015 compared with 2014

Cash provided by operating activities increased by $430 million primarily due to a $489 million favorable impact from working capital and a $382 million increase in net income before the non-cash pension mark-to-market adjustment, partially offset by (i) a $175 million decrease in customer advances and deferred income, (ii) $151 million in OEM incentives and (iii) increased cash tax payments of $50 million.

Cash used for investing activities increased by $4,638 million primarily due to an increase in cash paid for acquisitions of $5,224 million, most significantly the Elster Division of Melrose Industries plc (Elster), and a decrease in proceeds of $159 million, primarily from the Friction Materials divestiture, partially offset by a net $659 million decrease in investments, primarily short-term marketable securities.

Cash provided by financing activities increased by $2,374 million primarily due to an increase in the net proceeds from debt issuances of $3,648 million, partially offset by an increase in net repurchases of common stock of $1,039 million and an increase in cash dividends paid of $216 million.

2014 compared with 2013

Cash provided by operating activities increased by $689 million primarily due to (i) a $508 million increase of net income before the non-cash pension mark-to-market adjustment, (ii) reduced net payments for repositioning and other charges of $233 million primarily due to the collection of a $130 million asbestos receivable due from one of our insurance carriers and lower asbestos related payments of $98 million, (iii) reduced cash contributions to our pension and other postretirement plans of $131 million and (iv) lower cash tax payments of approximately $129 million, partially offset by a $93 million unfavorable impact from working capital primarily driven by higher inventory to support sales growth.

Cash used for investing activities decreased by $83 million primarily due to a decrease in cash paid for acquisitions of $1,129 million most significantly Intermec and RAE Systems, Inc. in 2013 and an increase in proceeds from the sales of businesses of $157 million (most significantly Friction Materials), partially offset by (i) a net $688 million increase in investments primarily short-term marketable securities, (ii) an increase of approximately $371 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities and (iii) a $147 million increase in expenditures for property, plant and equipment.

Cash used for financing activities increased by $1,839 million primarily due to a decrease in the net proceeds from debt issuances of $1,589 million, an increase in cash dividends paid of $157 million and lower net proceeds from the issuance of common stock of $33 million.

Liquidity

Each of our businesses is focused on implementing strategies to increase operating cash flows through revenue growth, margin expansion and improved working capital turnover. Considering the current economic environment in which each of the businesses operate and their business plans and strategies, including the focus on growth, cost reduction and productivity initiatives, we believe that cash balances and operating cash flow will continue to be our principal source of liquidity. In addition to the available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets. At December 31, 2015, a substantial portion of the Company’s cash and cash equivalents were held by foreign subsidiaries. If the amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest the vast majority of these funds outside of the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on short-term borrowings and commercial paper outstanding at December 31, 2015 and 2014 was 0.26% and 0.60%.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2015, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 and short-term debt of A-1, F1 and P1. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable.” To date, the Company has not experienced any limitations in our ability to access these sources of liquidity.

We also have a current shelf registration statement filed with the Securities and Exchange Commission under which we may issue additional debt securities, common stock and preferred stock that may be offered in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, share repurchases, capital expenditures and acquisitions.

During 2015, the Company entered into credit agreements with a syndicate of banks. See Note 12 Long-term Debt and Credit Agreements of Notes to Financial Statements for further discussion on the credit agreements.

During 2015, the Company repurchased $1,884 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. In December 2013, the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock, $2.2 billion remained available as of December 31, 2015 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, dividends, strategic acquisitions, share repurchases, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions and debt repayments.

Specifically, we expect our primary cash requirements in 2016 to be as follows:

•

Capital expenditures—we expect to spend approximately $1.1 billion for capital expenditures in 2016 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

•

Share repurchases—under the Company’s share repurchase program, $2.2 billion is available as of December 31, 2015 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.

•	Dividends—we increased our dividend rate by 15% to $.5950 per share of common stock effective with the fourth quarter 2015 dividend. The Company intends to continue to pay quarterly dividends in 2016.

•	Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $295 million and $25 million in 2016.

•

Pension contributions—in 2016, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $160 million ($106 million of marketable securities were contributed in January 2016) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute repositioning actions will approximate $175 million in 2016.

•	Environmental remediation costs—we expect to spend approximately $250 million in 2016 for remedial response and voluntary clean-up costs.

•

Acquisitions—we acquired the remaining 30 percent noncontrolling interest in UOP Russell LLC for approximately $240 million in January 2016. In addition, in February 2016 we acquired COM DEV International for an aggregate purchase price of approximately $330 million and entered into a definitive agreement to acquire Xtralis International Holdings Limited for an aggregate purchase price of approximately $480 million.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2015 and 2014, we realized $1 million and $160 million in cash proceeds from sales of non-strategic businesses.

Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines, access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2015:

	Total(6)	Payments by Period			Thereafter
		2016	2017- 2018	2019- 2020
Long-term debt, including capitalized leases(1)	$6,131	$577	$1,400	$904	$3,250
Interest payments on long-term debt, including capitalized leases	3,047	290	494	344	1,919
Minimum operating lease payments	1,201	316	421	191	273
Purchase obligations(2)	1,980	962	623	392	3
Estimated environmental liability payments(3)	518	253	190	55	20
Asbestos related liability payments(4)	1,543	292	775	382	94
Asbestos insurance recoveries(5)	(449)	(23)	(110)	(103)	(213)

	$13,971	$2,667	$3,793	$2,165	$5,346

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2015.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2015. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Financial Statements for additional information.

(5)

These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2015. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Financial Statements for additional information.

(6)	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Financial Statements for additional information.

Environmental Matters

Accruals for environmental matters deemed probable and reasonably estimable were $194 million, $268 million and $272 million in 2015, 2014 and 2013. In addition, in 2015 and 2014 we incurred operating costs for ongoing businesses of approximately $90 million and $88 million relating to compliance with environmental regulations.

Spending related to known environmental matters was $273 million, $321 million and $304 million in 2015, 2014 and 2013 and is estimated to be approximately $250 million in 2016. We expect to fund expenditures for these environmental matters from operating cash flow. The timing of cash expenditures depends on a numbers of factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.

See Note 19 Commitments and Contingencies of Notes to Financial Statements for further discussion of our environmental matters.

Financial Instruments

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2015 and 2014.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2015
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$6,131	$(6,131)	$(6,721)	$(407)
Interest rate swap agreements	1,100	92	92	(59)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	10,538	11	11	(153)
December 31, 2014
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$6,985	$(6,985)	$(7,817)	$(478)
Interest rate swap agreements	1,100	93	93	(69)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	7,291	10	10	86

(1)	Asset or (liability).

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

See Note 14 Financial Instruments and Fair Value Measures of Notes to Financial Statements for further discussion on the agreements.

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

The key assumptions used in developing our 2015, 2014 and 2013 net periodic pension (income) expense for our U.S. plans included the following:

	2015	2014	2013
Discount rate	4.08%	4.89%	4.06%
Assets:
Expected rate of return	7.75%	7.75%	7.75%
Actual rate of return	2%	8%	23%
Actual 10 year average annual compounded rate of return	7%	8%	8%

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of the corridor. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $67 million, $249 million and $51 million in 2015, 2014 and 2013.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to continue to use an expected rate of return on plan assets of 7.75% for 2016 as this is a long-term rate based on historical plan asset returns over varying long term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We will use a 4.46% discount rate as of December 31, 2015, reflecting the increase in the market interest rate environment since the prior year-end.

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

Change in Assumption	Impact on 2016 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $19 million	Increase $490 million
0.25 percentage point increase in discount rate	Increase $17 million	Decrease $470 million
0.25 percentage point decrease in expected rate of return on assets	Increase $40 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $40 million	—

Pension ongoing income for all of our pension plans is expected to be approximately $580 million in 2016 compared with pension ongoing income of $430 million in 2015. The expected increase is primarily due to lower service and interest costs resulting mainly from the change in our discount rate methodology as described in Note 20 Pension and Other Postretirement Benefits of Notes to Financial Statements and the plan amendment in the fourth quarter of 2015 to freeze final average compensation in our U.S. pension plans as of December 31, 2015 partially offset by the impact of lower asset returns in 2015. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2016 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2016, and if one is required what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

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

Sales Recognition on Long-Term Contracts—In 2015, we recognized approximately 14% of our total net sales using the percentage-of-completion method for long-term contracts. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

OTHER MATTERS

Litigation

See Note 19 Commitments and Contingencies of Notes to Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Information relating to market risks is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instruments”.

ITEM 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions, except per share amounts)
Product sales	$30,695	$32,398	$31,214
Service sales	7,886	7,908	7,841

Net sales	38,581	40,306	39,055

Costs, expenses and other
Cost of products sold	21,775	23,889	23,317
Cost of services sold	4,972	5,068	5,047

	26,747	28,957	28,364
Selling, general and administrative expenses	5,006	5,518	5,190
Other (income) expense	(68)	(305)	(238)
Interest and other financial charges	310	318	327

	31,995	34,488	33,643

Income from continuing operations before taxes	6,586	5,818	5,412
Tax expense	1,739	1,489	1,450

Net income	4,847	4,329	3,962
Less: Net income attributable to the noncontrolling interest	79	90	38

Net income attributable to Honeywell	$4,768	$4,239	$3,924

Earnings per share of common stock—basic	$6.11	$5.40	$4.99

Earnings per share of common stock—assuming dilution	$6.04	$5.33	$4.92

Cash dividends per share of common stock	$2.15	$1.87	$1.68

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net income	$4,847	$4,329	$3,962
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(1,152)	(1,044)	(52)
Actuarial gains (losses)	(464)	(1,411)	2,064
Prior service credit	446	73	99
Prior service cost (credit) recognized during year	(13)	(2)	5
Actuarial losses recognized during year	72	202	61
Transition obligation recognized during year	—	1	2
Settlements and curtailments	2	—	(26)
Foreign exchange translation and other	41	54	(2)

Pensions and other postretirement benefit adjustments	84	(1,083)	2,203
Unrealized gains for the period	—	15	140
Less: reclassification adjustment for gains included in net income	—	185	127

Changes in fair value of available for sale investments	—	(170)	13
Effective portion of cash flow hedges recognized in other comprehensive income	91	20	(30)
Less: reclassification adjustment for gains (losses) included in net income	99	—	(23)

Changes in fair value of effective cash flow hedges	(8)	20	(7)
Other comprehensive income (loss), net of tax	(1,076)	(2,277)	2,157
Comprehensive income	3,771	2,052	6,119
Less: Comprehensive income attributable to the noncontrolling interest	73	87	36

Comprehensive income attributable to Honeywell	$3,698	$1,965	$6,083

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,455	$6,959
Accounts, notes and other receivables	8,075	7,960
Inventories	4,420	4,405
Deferred income taxes	—	722
Investments and other current assets	2,103	2,145

Total current assets	20,053	22,191
Investments and long-term receivables	517	465
Property, plant and equipment—net	5,789	5,383
Goodwill	15,895	12,788
Other intangible assets—net	4,577	2,208
Insurance recoveries for asbestos related liabilities	426	454
Deferred income taxes	283	404
Other assets	1,776	1,558

Total assets	$49,316	$45,451

LIABILITIES
Current liabilities:
Accounts payable	$5,580	$5,365
Commercial paper and other short-term borrowings	5,937	1,698
Current maturities of long-term debt	577	939
Accrued liabilities	6,277	6,771

Total current liabilities	18,371	14,773
Long-term debt	5,554	6,046
Deferred income taxes	558	236
Postretirement benefit obligations other than pensions	526	911
Asbestos related liabilities	1,251	1,200
Other liabilities	4,348	4,282
Redeemable noncontrolling interest	290	219
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	5,377	5,038
Common stock held in treasury, at cost	(11,664)	(9,995)
Accumulated other comprehensive income (loss)	(2,535)	(1,459)
Retained earnings	26,147	23,115

Total Honeywell shareowners’ equity	18,283	17,657
Noncontrolling interest	135	127

Total shareowners’ equity	18,418	17,784

Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$49,316	$45,451

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,847	$4,329	$3,962
Less: Net income attributable to the noncontrolling interest	79	90	38

Net income attributable to Honeywell	4,768	4,239	3,924
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	672	667	670
Amortization	211	257	319
Loss on sale of non-strategic businesses and assets	1	11	20
Gain on sale of available for sale investments	—	(221)	(195)
Repositioning and other charges	546	598	663
Net payments for repositioning and other charges	(537)	(530)	(763)
Pension and other postretirement (income) expense	(323)	44	(19)
Pension and other postretirement benefit payments	(122)	(167)	(298)
Stock compensation expense	175	187	170
Deferred income taxes	315	132	262
Excess tax benefits from share based payment arrangements	(81)	(102)	(132)
Other	(8)	(327)	308
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	211	(172)	(365)
Inventories	230	(200)	41
Other current assets	80	120	(421)
Accounts payable	(17)	307	352
Accrued liabilities	(667)	181	(201)

Net cash provided by operating activities	5,454	5,024	4,335

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,073)	(1,094)	(947)
Proceeds from disposals of property, plant and equipment	15	18	15
Increase in investments	(6,714)	(4,074)	(1,220)
Decrease in investments	6,587	3,288	1,122
Cash paid for acquisitions, net of cash acquired	(5,228)	(4)	(1,133)
Proceeds from sales of businesses, net of fees paid	1	160	3
Other	(102)	(170)	201

Net cash used for investing activities	(6,514)	(1,876)	(1,959)

Cash flows from financing activities:
Net increase in commercial paper and other short-term borrowings	4,265	309	930
Proceeds from issuance of common stock	186	265	447
Proceeds from issuance of long-term debt	60	97	1,063
Payments of long-term debt	(880)	(609)	(607)
Excess tax benefits from share based payment arrangements	81	102	132
Repurchases of common stock	(1,884)	(924)	(1,073)
Cash dividends paid	(1,726)	(1,510)	(1,353)
Other	—	(2)	28

Net cash provided by (used for) financing activities	102	(2,272)	(433)

Effect of foreign exchange rate changes on cash and cash equivalents	(546)	(339)	(155)

Net (decrease) increase in cash and cash equivalents	(1,504)	537	1,788
Cash and cash equivalents at beginning of period	6,959	6,422	4,634

Cash and cash equivalents at end of period	$5,455	$6,959	$6,422

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2015		2014		2013
	Shares	$	Shares	$	Shares	$
	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		5,038		4,682		4,358
Issued for employee savings and option plans		164		175		155
Stock-based compensation expense		175		187		170
Other owner changes		—		(6)		(1)

Ending balance		5,377		5,038		4,682

Treasury stock
Beginning balance	(175.4)	(9,995)	(173.8)	(9,374)	(174.8)	(8,801)
Reacquired stock or repurchases of common stock	(18.8)	(1,884)	(10.0)	(924)	(13.5)	(1,073)
Issued for employee savings and option plans	6.7	215	8.4	303	14.5	500
Other owner changes	0.3	—	—	—	—	—

Ending balance	(187.2)	(11,664)	(175.4)	(9,995)	(173.8)	(9,374)

Retained earnings
Beginning balance		23,115		20,383		17,799
Net income attributable to Honeywell		4,768		4,239		3,924
Dividends on common stock		(1,686)		(1,478)		(1,329)
Redemption value adjustment		(50)		(29)		(11)

Ending balance		26,147		23,115		20,383

Accumulated other comprehensive income (loss)
Beginning balance		(1,459)		818		(1,339)
Foreign exchange translation adjustment		(1,152)		(1,044)		(52)
Pensions and other postretirement benefit adjustments		84		(1,083)		2,203
Changes in fair value of available for sale investments		—		(170)		13
Changes in fair value of effective cash flow hedges		(8)		20		(7)

Ending balance		(2,535)		(1,459)		818

Noncontrolling interest
Beginning balance		127		112		90
Acquisitions		3		—		—
Interest sold (bought)		—		(7)		—
Net income attributable to noncontrolling interest		35		40		9
Foreign exchange translation adjustment		(6)		(3)		(2)
Dividends paid		(26)		(17)		(16)
Contributions from noncontrolling interest holders		—		5		28
Other owner changes		2		(3)		3

Ending balance		135		127		112

Total shareowners’ equity	770.4	18,418	782.2	17,784	783.8	17,579

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

Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2015 and determined that there was no impairment as of that date.

Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and other intangibles and are amortized over their estimated useful lives, ranging from 2 to 24 years.

Sales Recognition—Product and service sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered. Sales under long-term contracts are recorded on a percentage-of-completion method measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services.

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

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in cost of products sold and were $1,856 million, $1,892 million and $1,804 million in 2015, 2014 and 2013.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 18 Stock-Based Compensation Plans, are non-qualified stock options and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.

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

Recent Accounting Pronouncements—We consider the applicability and impact of all Accounting Standards Updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In November 2015, the Financial Accounting Standards Board (FASB) issued guidance to simplify the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The Company has elected to early adopt the guidance on a prospective basis effective with the consolidated balance sheet as of December 31, 2015. This is a change from the Company’s historical presentation whereby certain deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Adoption of the guidance resulted in a reclassification of $662 million from current assets and $32 million from current liabilities within the consolidated balance sheet as of December 31, 2015.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date–interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 2. Acquisitions

During 2015, we acquired businesses for an aggregate cost (net of cash acquired) of $5,244 million.

On December 29, 2015, the Company completed the acquisition of the Elster Division of Melrose Industries plc (Elster), a leading provider of thermal gas solutions for commercial, industrial, and residential heating systems and gas, water, and electricity meters, including smart meters and software and data analytics solutions, for an aggregate value, net of cash acquired, of approximately $4,899 million. Elster had 2015 revenues of approximately $1,670 million and will primarily be integrated into ACS. The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed that are included in the Company’s consolidated balance sheet as of December 31, 2015.

Current assets	$532
Intangible assets	2,463
Other noncurrent assets	179
Current liabilities	(658)
Noncurrent liabilities	(836)

Net assets acquired	1,680
Noncontrolling interest	(3)
Goodwill	3,222

Purchase Price	$4,899

The identifiable intangible assets primarily include customer relationships, trade names and technology that are being amortized over their estimated lives ranging from 1 to 20 years using straight line and accelerated amortization methods. The goodwill is non-deductible for tax purposes. The results from the date of acquisition through December 31, 2015 were included principally in ACS and were not material to the consolidated results of operations.

As of December 31, 2015, the purchase accounting for Elster is subject to final adjustment primarily for the valuation of useful lives of intangible assets, amounts allocated to intangible assets and goodwill, tax balances and for certain pre-acquisition contingencies.

In January 2016, the Company acquired the remaining 30 percent noncontrolling interest in UOP Russell LLC, which develops technology and manufactures modular equipment to process natural gas, for approximately $240 million.

In February 2016, the Company acquired 100 percent of the issued and outstanding shares of COM DEV International (COM DEV), a leading satellite and space components provider, for an aggregate purchase price of approximately $330 million. COM DEV, a public company in Canada, operates globally and had reported 2015 revenues of approximately $180 million. COM DEV will be integrated into Aerospace.

In February 2016, the Company entered into a definitive agreement to acquire Xtralis International Holdings Limited (Xtralis), a leading global provider of aspiration smoke detection and perimeter security technologies, for approximately $480 million. The transaction is expected to close in the second quarter of 2016, pending regulatory approvals. Xtralis will be integrated into ACS.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2015	2014	2013
Severance	$197	$156	$186
Asset impairments	13	12	23
Exit costs	6	16	22
Reserve adjustments	(53)	(38)	(30)

Total net repositioning charge	163	146	201

Asbestos related litigation charges, net of insurance	189	182	181
Probable and reasonably estimable environmental liabilities	194	268	272
Other	—	2	9

Total net repositioning and other charges	$546	$598	$663

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Years Ended December 31,
	2015	2014	2013
Cost of products and services sold	$483	$525	$566
Selling, general and administrative expenses	63	73	97

	$546	$598	$663

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2015	2014	2013
Aerospace	$211	$193	$235
Automation and Control Solutions	77	80	68
Performance Materials and Technologies	40	33	56
Corporate	218	292	304

	$546	$598	$663

In 2015, we recognized repositioning charges totaling $216 million including severance costs of $197 million related to workforce reductions of 6,405 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $53 million of previously established accruals, primarily for severance, mainly in Aerospace and ACS, were returned to income in 2015 due principally to higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in scope of previously announced repositioning actions.

In 2014, we recognized repositioning charges totaling $184 million including severance costs of $156 million related to workforce reductions of 2,975 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, factory transitions in ACS and Aerospace to more cost-effective locations, and site consolidations and organizational realignments of businesses in ACS and PMT. Also, $38 million of previously established accruals, primarily for severance, mainly in Aerospace and ACS, were returned to income in 2014 due principally

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

to the change in scope of a previously announced repositioning action and higher attrition than anticipated in prior severance programs resulting in lower required severance payments.

In 2013, we recognized repositioning charges totaling $231 million including severance costs of $186 million related to workforce reductions of 3,081 manufacturing and administrative positions across all of our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies in ACS, outsourcing of non-core components in Aerospace, the shutdown of a manufacturing facility in PMT, and factory transitions in ACS to more cost-effective locations. Also, $30 million of previously established accruals, primarily for severance, in ACS and PMT, were returned to income in 2013 due to changes in the scope of previously announced repositioning actions, lower than expected costs in completing the exit of a product line and higher attrition than anticipated in prior severance programs resulting in lower required severance payments.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2012	$276	$—	$47	$323

2013 charges	186	23	22	231
2013 usage—cash	(139)	—	(21)	(160)
2013 usage—noncash	—	(23)	—	(23)
Adjustments	(27)	—	(3)	(30)
Foreign currency translation	6	—	—	6

Balance at December 31, 2013	302	—	45	347

2014 charges	156	12	16	184
2014 usage—cash	(135)	—	(26)	(161)
2014 usage—noncash	—	(12)	—	(12)
Adjustments	(33)	—	(5)	(38)
Foreign currency translation	(5)	—	—	(5)

Balance at December 31, 2014	285	—	30	315

2015 charges	197	13	6	216
2015 usage—cash	(109)	—	(9)	(118)
2015 usage—noncash	—	(13)	—	(13)
Acquisitions	16	—	—	16
Adjustments	(49)	—	(4)	(53)
Foreign currency translation	(11)	—	(2)	(13)

Balance at December 31, 2015	$329	$—	$21	$350

Certain repositioning projects in Aerospace, ACS and PMT in 2015, 2014 and 2013 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs were not significant.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 4. Other (income) expense

	Years Ended December 31,
	2015	2014	2013
Equity (income) loss of affiliated companies	$(30)	$(36)	$(36)
Gain on sale of available for sale investments	—	(221)	(195)
Loss on sale of non-strategic businesses and assets	1	11	20
Interest income	(104)	(102)	(69)
Foreign exchange	43	34	34
Other, net	22	9	8

	$(68)	$(305)	$(238)

Note 5. Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2015	2014	2013
U.S.	$3,361	$3,340	$3,002
Non-U.S.	3,225	2,478	2,410

	$6,586	$5,818	$5,412

Tax expense (benefit)

	Years Ended December 31,
	2015	2014	2013
Tax expense (benefit) consists of
Current:
U.S. Federal	$786	$746	$663
U.S. State	78	39	97
Non-U.S.	560	572	428

	$1,424	$1,357	$1,188

Deferred:
U.S. Federal	$196	$114	$160
U.S. State	49	63	72
Non-U.S.	70	(45)	30

	315	132	262

	$1,739	$1,489	$1,450

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Taxes on non-U.S. earnings below U.S. tax rate(1)	(8.0)	(7.0)	(7.2)
U.S. state income taxes(1)	1.2	1.2	1.8
Manufacturing incentives	(1.5)	(1.0)	(0.9)
ESOP dividend tax benefit	(0.4)	(0.4)	(0.5)
Tax credits	(1.0)	(1.0)	(1.8)
Reserves for tax contingencies	0.7	(0.2)	0.6
All other items—net	0.4	(1.0)	(0.2)

	26.4%	25.6%	26.8%

(1)	Net of changes in valuation allowance

The effective tax rate increased by 0.8 percentage points in 2015 compared to 2014. The increase was primarily attributable to decreased tax benefits from the resolution of tax audits, partially offset by increased tax benefits from manufacturing incentives, the impact of more income in jurisdictions with lower tax rates and fewer reserves. The Company’s non-U.S. effective tax rate for 2015 was 19.5%, a decrease of approximately 1.8 percentage points compared to 2014. The year-over-year decrease in the non-U.S. effective tax rate was primarily attributable to higher earnings in lower tax rate jurisdictions coupled with lower expense related to reserves in various jurisdictions, partially offset by an increase from the tax impact of restructuring and dispositions. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to overall non-U.S. earnings taxed at lower rates.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2015	2014
Pension	$500	$573
Postretirement benefits other than pensions	292	441
Asbestos and environmental	473	477
Employee compensation and benefits	387	387
Other accruals and reserves	626	672
Net operating and capital losses	620	639
Tax credit carryforwards	198	199

Gross deferred tax assets	3,096	3,388
Valuation allowance	(589)	(560)

Total deferred tax assets	$2,507	$2,828

Deferred tax liabilities:
Property, plant and equipment	$(661)	$(612)
Intangibles	(1,797)	(1,060)
Other asset basis differences	(293)	(286)
Other	(31)	(7)

Total deferred tax liabilities	(2,782)	(1,965)

Net deferred tax (liability) asset	$(275)	$863

As described in Note 1 Summary of Significant Accounting Policies, the Company has presented deferred income taxes as noncurrent as of December 31, 2015.

The change in deferred tax balance was primarily attributable to deferred tax liabilities for intangible assets that were recorded in connection with the acquisition of Elster. Our gross deferred tax asset includes $1,049 million related to non-U.S. operations comprised principally of deductible temporary differences and net operating loss, capital loss and tax credit carryforwards (mainly in Canada, France, Luxembourg and the United Kingdom). We maintain a valuation allowance of $587 million against a portion of the non-U.S. gross deferred tax assets. The change in the valuation allowance resulted in an increase of $114 million, decrease of $10 million and increase of $49 million to income tax expense in 2015, 2014 and 2013. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.

As of December 31, 2015, our net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2032	$2	$45
U.S. State	2034	1,315	25
Non-U.S.	2035	517	131
Non-U.S.	Indefinite	2,339	—

		$4,173	$201

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

U.S. federal income taxes have not been provided on undistributed earnings of the vast majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective subsidiaries. At December 31, 2015 Honeywell has not provided for U.S. federal income and non-U.S. withholding taxes on approximately $16.6 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

	2015	2014	2013
Change in unrecognized tax benefits:
Balance at beginning of year	$659	$729	$722
Gross increases related to current period tax positions	56	65	41
Gross increases related to prior periods tax positions	175	204	118
Gross decreases related to prior periods tax positions	(72)	(277)	(21)
Decrease related to resolutions of audits with tax authorities	(11)	(32)	(92)
Expiration of the statute of limitations for the assessment of taxes	(13)	(10)	(30)
Foreign currency translation	(29)	(20)	(9)

Balance at end of year	$765	$659	$729

As of December 31, 2015, 2014, and 2013 there were $765 million, $659 million and $729 million of unrecognized tax benefits that if recognized would be recorded as a component of income tax expense.

Generally, our unrecognized tax benefits are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction as of December 31, 2015:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
	Examination in progress	Examination not yet initiated
U.S. Federal	2010 – 2012	2013 – 2015
U.S. State	2008 – 2014	2011 – 2015
United Kingdom	N/A	2013 – 2015
Canada(1)	2010 – 2013	2014 – 2015
Germany(1)	2008 – 2012	2013 – 2015
France	2012 – 2014	2005 – 2011, 2015
Netherlands	2009	2011 – 2015
Australia	N/A	2010 – 2015
China	2003 – 2014	2015
India	1999 – 2013	2014 – 2015
Italy	2008 – 2012	2014 – 2015

(1)	Includes provincial or similar local jurisdictions, as applicable.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

liabilities in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods.

Unrecognized tax benefits for examinations in progress were $349 million, $403 million and $431 million, as of December 31, 2015, 2014, and 2013. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $11 million, $24 million and $17 million for the years ended December 31, 2015, 2014, and 2013. Accrued interest and penalties were $336 million, $325 million and $301 million, as of December 31, 2015, 2014, and 2013.

Note 6. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2015, 2014 and 2013 are as follows:

Basic	Years Ended December 31,
	2015	2014	2013
Net income attributable to Honeywell	$4,768	$4,239	$3,924
Weighted average shares outstanding	779.8	784.4	786.4
Earnings per share of common stock	$6.11	$5.40	$4.99

Assuming Dilution	Years Ended December 31,
	2015	2014	2013
Net income attributable to Honeywell	$4,768	$4,239	$3,924
Average Shares
Weighted average shares outstanding	779.8	784.4	786.4
Dilutive securities issuable—stock plans	9.5	10.8	10.9

Total weighted average diluted shares outstanding	789.3	795.2	797.3

Earnings per share of common stock—assuming dilution	$6.04	$5.33	$4.92

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2015, 2014, and 2013 the weighted number of stock options excluded from the computations were 7.1 million, 4.7 million, and 2.2 million. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	December 31,
	2015	2014
Trade	$7,901	$7,788
Other	436	445

	8,337	8,233
Less—Allowance for doubtful accounts	(262)	(273)

	$8,075	$7,960

Trade Receivables includes $1,590 million and $1,636 million of unbilled balances under long-term contracts as of December 31, 2015 and December 31, 2014. These amounts are billed in accordance with the terms of customer contracts to which they relate.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 8. Inventories

	December 31,
	2015	2014
Raw materials	$1,120	$1,124
Work in process	826	815
Finished products	2,590	2,634

	4,536	4,573
Reduction to LIFO cost basis	(116)	(168)

	$4,420	$4,405

Inventories valued at LIFO amounted to $399 million and $434 million at December 31, 2015 and 2014. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $116 million and $168 million higher at December 31, 2015 and 2014.

Note 9. Property, Plant and Equipment—Net

	December 31,
	2015	2014
Land and improvements	$367	$343
Machinery and equipment	10,505	10,313
Buildings and improvements	3,188	3,119
Construction in progress	848	727

	14,908	14,502
Less—Accumulated depreciation	(9,119)	(9,119)

	$5,789	$5,383

Depreciation expense was $672 million, $667 million and $670 million in 2015, 2014 and 2013.

Note 10. Goodwill and Other Intangible Assets—Net

The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 by segment is as follows:

	December 31, 2014	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2015
Aerospace	$2,258	$49	$(11)	$2,296
Automation and Control Solutions	7,824	2,980	(216)	10,588
Performance Materials and Technologies	2,706	370	(65)	3,011

	$12,788	$3,399	$(292)	$15,895

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other intangible assets are comprised of:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,688	$(1,061)	$627	$1,400	$(1,005)	$395
Customer relationships	3,558	(942)	2,616	1,867	(857)	1,010
Trademarks	230	(131)	99	191	(125)	66
Other	323	(264)	59	291	(260)	31

	5,799	(2,398)	3,401	3,749	(2,247)	1,502

Indefinite life intangibles:
Trademarks	1,176	—	1,176	706	—	706

	$6,975	$(2,398)	$4,577	$4,455	$(2,247)	$2,208

Intangible assets amortization expense was $211 million, $257 million, and $319 million in 2015, 2014, 2013. Estimated intangible asset amortization expense for each of the next five years approximates $336 million in 2016, $357 million in 2017, $356 million in 2018, $342 million in 2019, and $302 million in 2020.

Note 11. Accrued Liabilities

	December 31,
	2015	2014
Customer advances and deferred income	$1,863	$2,094
Compensation, benefit and other employee related	1,460	1,476
Asbestos related liabilities	292	352
Repositioning	335	284
Product warranties and performance guarantees	355	332
Environmental costs	253	278
Income taxes	201	261
Accrued interest	97	101
Other taxes (payroll, sales, VAT etc.)	266	243
Insurance	205	264
Other (primarily operating expenses)	950	1,086

	$6,277	$6,771

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 12. Long-term Debt and Credit Agreements

	December 31,
	2015	2014
Floating rate notes due 2015	$—	$700
5.40% notes due 2016	400	400
5.30% notes due 2017	400	400
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
4.25% notes due 2021	800	800
3.35% notes due 2023	300	300
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.6%-9.5% maturing at various dates through 2023	384	538

	6,131	6,985
Less: current portion	(577)	(939)

	$5,554	$6,046

The schedule of principal payments on long-term debt is as follows:

December 31, 2015
2016	$577
2017	490
2018	910
2019	902
2020	2
Thereafter	3,250

6,131
Less-current portion	(577)

$5,554

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 13. Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2015
2016	$316
2017	249
2018	172
2019	114
2020	77
Thereafter	273

$1,201

Rent expense was $390 million, $420 million and $404 million in 2015, 2014 and 2013.

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

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Other (Income) Expense. We partially hedge forecasted sales and purchases, which predominantly occur in the next twelve months and are denominated in non-functional currencies, with currency forward contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the currency forward contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange forward contracts mature predominantly in the next twelve months. At December 31, 2015 and 2014, we had contracts with notional amounts of $10,538 million and $7,291 million to exchange foreign

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

currencies, principally the U.S. Dollar, Euro, British Pound, Chinese Renminbi, Indian Rupee, Mexican Peso, Canadian Dollar, U.A.E. Dirham and Singapore Dollar.

We have also designated foreign currency debt as hedges against portions of our net investment in foreign operations during the year ended December 31, 2015. Gains or losses on the effective portion of the foreign currency debt designated as a net investment hedge are recorded in the same manner as foreign currency translation adjustments. The Company did not have ineffectiveness related to net investment hedges during the year ended December 31, 2015.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2015 and 2014, interest rate swap agreements designated as fair value hedges effectively changed $1,100 million of fixed rate debt at rate of 4.00 to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2023.

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Assets:
Foreign currency exchange contracts	$28	$20
Available for sale investments	1,501	1,479
Interest rate swap agreements	92	93
Liabilities:
Foreign currency exchange contracts	$17	$10

The foreign currency exchange contracts and interest rate swap agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale and are valued using published prices based off observable market data. As such, these investments are classified within level 2.

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$292	$283	$297	$293
Liabilities
Long-term debt and related current maturities	$6,131	$6,721	$6,985	$7,817

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Losses on interest rate swap agreements recognized in earnings were $2 million in the year ended December 31, 2015. Gains on interest rate swap agreements recognized in earnings were $38 million in the year ended 2014. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $86 million and $181 million of expense, in other (income) expense for the years ended December 31, 2015 and 2014. See Note 4 Other (Income) Expense for further details of the net impact of these economic foreign currency hedges.

Note 15. Other Liabilities

	Years Ended December 31,
	2015	2014
Pension and other employee related	$2,461	$2,497
Income taxes	1,009	764
Environmental	265	313
Insurance	257	253
Asset retirement obligations	65	67
Deferred income	99	93
Other	192	295

	$4,348	$4,282

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

In December 2013 the Board of Directors authorized the repurchase of up to $5 billion of Honeywell common stock, $2.2 billion and $4.1 billion remained available as of December 31, 2015 and December 31, 2014 for additional share repurchases.

We purchased approximately 18.8 million and 10.0 million shares of our common stock in 2015 and 2014, for $1,884 million and $924 million.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2015, there was no preferred stock outstanding.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 17. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consisted predominantly of net income.

	Pretax	Tax	After Tax
Year Ended December 31, 2015
Foreign exchange translation adjustment	$(1,152)	$—	$(1,152)
Pensions and other postretirement benefit adjustments	129	(45)	84
Changes in fair value of effective cash flow hedges	(11)	3	(8)

	$(1,034)	$(42)	$(1,076)

Year Ended December 31, 2014
Foreign exchange translation adjustment	$(1,044)	$—	$(1,044)
Pensions and other postretirement benefit adjustments	(1,707)	624	(1,083)
Changes in fair value of available for sale investments	(246)	76	(170)
Changes in fair value of effective cash flow hedges	24	(4)	20

	$(2,973)	$696	$(2,277)

Year Ended December 31, 2013
Foreign exchange translation adjustment	$(52)	$—	$(52)
Pensions and other postretirement benefit adjustments	3,514	(1,311)	2,203
Changes in fair value of available for sale investments	30	(17)	13
Changes in fair value of effective cash flow hedges	(14)	7	(7)

	$3,478	$(1,321)	$2,157

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2015	2014
Cumulative foreign exchange translation adjustment	$(1,892)	$(740)
Pensions and other postretirement benefit adjustments	(644)	(728)
Fair value of available for sale investments	—	—
Fair value of effective cash flow hedges	1	9

	$(2,535)	$(1,459)

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Available for Sale Investments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$304	$355	$170	$(11)	$818
Other comprehensive income (loss) before reclassifications	(1,044)	(1,284)	15	20	(2,293)
Amounts reclassified from accumulated other comprehensive income	—	201	(185)	—	16

Net current period other comprehensive income (loss)	(1,044)	(1,083)	(170)	20	(2,277)

Balance at December 31, 2014	$(740)	$(728)	$—	$9	$(1,459)

Other comprehensive income (loss) before reclassifications	(1,152)	23	—	91	(1,038)
Amounts reclassified from accumulated other comprehensive income	—	61	—	(99)	(38)

Net current period other comprehensive income (loss)	(1,152)	84	—	(8)	(1,076)

Balance at December 31, 2015	$(1,892)	$(644)	$—	$1	$(2,535)

Reclassifications Out of Accumulated Other Comprehensive Income

	Year Ended December 31, 2015 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Other (Income) Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$78	$16	$17	$—	$111
Prior service (credit) recognized	—	(14)	(3)	(3)	—	(20)
Settlements and curtailments	—	2	—	—	—	2
Losses (gains) on cash flow hedges	(17)	(73)	(17)	(2)	—	(109)

Total before tax	$(17)	$(7)	$(4)	$12	$—	$(16)

Tax expense (benefit)						(22)

Total reclassifications for the period, net of tax						$(38)

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

Note 18. Stock-Based Compensation Plans

Under the terms of the 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2011 Plan) there were 14,050,760 shares of Honeywell common stock available for future grants at December 31, 2015. Additionally, the 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2006 Directors Plan) expires on April 24, 2016 and it is expected that no future grants will be made under the 2006 Directors Plan prior to expiration. In 2016, the Company is seeking shareowner approval of a new employee stock plan and non-employee director plan and, upon approval, no additional grants will be permitted under the 2011 Plan or the 2006 Directors Plan.

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

Compensation cost on a pre-tax basis related to stock options recognized in selling, general and administrative expenses in 2015, 2014 and 2013 was $78 million, $85 million and $70 million. The associated future income tax benefit recognized in 2015, 2014 and 2013 was $26 million, $31 million and $24 million.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

	Years Ended December 31,
	2015	2014	2013
Weighted average fair value per share of options granted during the year(1)	$17.21	$16.35	$11.85
Assumptions:
Expected annual dividend yield	1.98%	2.05%	2.55%
Expected volatility	21.55%	23.06%	24.73%
Risk-free rate of return	1.61%	1.48%	0.91%
Expected option term (years)	5.0	5.0	5.5

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three years ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	35,569,021	$47.13
Granted	6,041,422	69.89
Exercised	(10,329,611)	41.91
Lapsed or canceled	(616,995)	53.84

Outstanding at December 31, 2013	30,663,837	53.27
Granted	5,823,706	93.95
Exercised	(5,697,263)	47.47
Lapsed or canceled	(1,294,668)	67.70

Outstanding at December 31, 2014	29,495,612	61.80
Granted	5,967,256	103.87
Exercised	(4,190,298)	53.40
Lapsed or canceled	(703,132)	84.31

Outstanding at December 31, 2015	30,569,438	$70.76

Vested and expected to vest at December 31, 2015(1)	28,852,696	$68.96

Exercisable at December 31, 2015	17,202,377	$55.11

(1)

Represents the sum of vested options of 17.2 million and expected to vest options of 11.7 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 13.6 million.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Range of Exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$28.35–$49.99	6,176,777	3.31	$38.45	$402	6,176,777	$38.45	$402
$50.00–$64.99	8,884,587	5.11	58.43	401	7,731,362	58.21	351
$65.00–$75.00	4,490,514	7.16	69.92	151	2,048,042	69.92	69
$90.00–$103.90	11,017,560	8.70	99.17	50	1,246,196	94.07	12

	30,569,438	6.34	70.76	$1,004	17,202,377	55.11	$834

(1)	Average remaining contractual life in years.

There were 16,019,742 and 15,594,410 options exercisable at weighted average exercise prices of $49.40 and $45.76 at December 31, 2014 and 2013.

The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2015	2014	2013
Intrinsic value(1)	$210	$272	$367
Tax benefit realized	73	96	129
Operating cash inflow	137	172	333
Financing cash inflow	57	77	99
Total cash received	194	249	432

(1)	Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.

At December 31, 2015 there was $140 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.36 years. The total fair value of options vested during 2015, 2014 and 2013 was $73 million, $72 million and $67 million.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about RSU activity for the three years ended December 31, 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2012	8,095,739	$49.91
Granted	1,904,504	75.73
Vested	(2,995,553)	42.17
Forfeited	(312,470)	56.58

Non-vested at December 31, 2013	6,692,220	60.04
Granted	1,455,209	94.88
Vested	(1,787,894)	53.63
Forfeited	(460,341)	63.54

Non-vested at December 31, 2014	5,899,194	70.32
Granted	1,190,406	103.04
Vested	(1,681,342)	56.38
Forfeited	(426,670)	77.73

Non-vested at December 31, 2015	4,981,588	$82.18

As of December 31, 2015, there was approximately $185 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 3.37 years.

The following table summarizes information about income statement impact from RSUs for the three years ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Compensation expense	$97	$102	$100
Future income tax benefit recognized	29	37	35

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2015	2014	2013
Beginning of year	$591	$643	$654
Accruals for environmental matters deemed probable and reasonably estimable	194	268	272
Environmental liability payments	(273)	(321)	(304)
Other	6	1	21

End of year	$518	$591	$643

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2015	2014
Accrued liabilities	$253	$278
Other liabilities	265	313

	$518	$591

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

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015			2014			2013
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$623	$929	$1,552	$656	$955	$1,611	$653	$1,119	$1,772
Accrual for update to estimated liability	180	8	188	195	4	199	180	5	185
Change in estimated cost of future claims	11	—	11	(1)	—	(1)	16	—	16
Update of expected resolution values for pending claims	1	—	1	2	—	2	(5)	—	(5)
Asbestos related liability payments	(193)	(16)	(209)	(229)	(30)	(259)	(188)	(169)	(357)

End of year	$622	$921	$1,543	$623	$929	$1,552	$656	$955	$1,611

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015			2014			2013
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$135	$350	$485	$141	$531	$672	$138	$569	$707
Probable insurance recoveries related to estimated liability	21	—	21	24	—	24	27	—	27
Insurance receipts for asbestos related liabilities	(33)	(30)	(63)	(24)	(187)	(211)	(24)	(34)	(58)
Insurance receivables settlements and write offs	1	6	7	(6)	7	1	—	(6)	(6)
Other	—	(1)	(1)	—	(1)	(1)	—	2	2

End of year	$124	$325	$449	$135	$350	$485	$141	$531	$672

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2015	2014
Other current assets	$23	$31
Insurance recoveries for asbestos related liabilities	426	454

	$449	$485

Accrued liabilities	$292	$352
Asbestos related liabilities	1,251	1,200

	$1,543	$1,552

NARCO Products—In connection with NARCO’s emergence from bankruptcy on April 30, 2013, a federally authorized 524(g) trust (NARCO Trust) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO asbestos-containing products to be made against the NARCO Trust. The NARCO Trust reviews submitted claims and determines award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth the criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell provided, and continues to provide, input to the design of control procedures for processing NARCO claims, and has on-going audit rights to review and monitor the claims processors’ adherence to the established requirements of the Trust Distribution Procedures.

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2016 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The proceeding is ongoing. As of December 31, 2015, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

Honeywell is also responsible for payments due to claimants pursuant to settlement agreements reached during the pendency of the NARCO bankruptcy proceedings that provide for the right to submit claims to the NARCO Trust subject to qualification under the terms of the settlement agreements and Trust Distribution Procedures criteria (Pre-established Unliquidated Claims), which amounts are estimated at $150 million and are expected to be paid during the initial years of trust operations ($5 million of which has been paid since the effective date of the NARCO Trust). Such payments are not subject to the annual cap described above.

Our consolidated financial statements reflect an estimated liability for pre-established unliquidated claims ($145 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($33 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018 ($743 million). In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value of asbestos related future liabilities, including trust claim handling costs, based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Some critical assumptions underlying this methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This projection resulted in a range of estimated

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. In light of the uncertainties inherent in making long-term projections and in connection with the recent implementation of the Trust Distribution Procedures by the NARCO Trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2015	2014
Claims Unresolved at the beginning of year	9,267	12,302
Claims Filed	2,862	3,694
Claims Resolved(1)	(4,350)	(6,729)

Claims Unresolved at the end of year	7,779	9,267

(1)

Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2015 and 2014 include significantly aged (i.e., pending for more than six years) claims totaling 153 and 1,266.

Disease Distribution of Unresolved Claims	December 31,
	2015	2014
Mesothelioma and Other Cancer Claims	3,772	3,933
Nonmalignant Claims	4,007	5,334

Total Claims	7,779	9,267

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in whole dollars)
Malignant claims	$44,000	$53,500	$51,000	$49,000	$48,000
Nonmalignant claims	$100	$120	$850	$1,400	$1,000

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

Honeywell v. United Auto Workers (UAW) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the CAPS) set forth in the MCBAs may be implemented, effective January 1, 2012. The UAW and certain retiree defendants filed a mirror suit in the Eastern

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The New Jersey action was dismissed and Honeywell subsequently answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. In the second quarter of 2014, the parties agreed to stay the proceedings with respect to those retirees who retired before the initial inclusions of the CAPS in the 2003 MCBA until the Supreme Court decided the M&G Polymers USA, LLC v. Tackett case. In a ruling on January 26, 2015, the Supreme Court held that retiree health insurance benefits provided in collective bargaining agreements do not carry an inference that they are vested or guaranteed to continue for life and that the “vesting” issue must be decided pursuant to ordinary principles of contract law. The stay of the proceedings has been lifted and the case is again proceeding in the normal course. Based on the Supreme Court’s ruling, Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $176 million, reflecting the estimated value of these CAPS.

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusion of the CAPS in the 2003 MCBA. The UAW sought a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post- 2003 retirees would increase by approximately $110 million, reflecting the estimated value of these CAPS.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees:

	Years Ended December 31,
	2015	2014	2013
Beginning of year	$403	$405	$407
Accruals for warranties/guarantees issued during the year	206	225	212
Adjustment of pre-existing warranties/guarantees	13	(34)	(1)
Settlement of warranty/guarantee claims	(206)	(193)	(213)

End of year	$416	$403	$405

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2015	2014
Accrued liabilities	$355	$332
Other liabilities	61	71

	$416	$403

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

We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. Less than 1% of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company; and this subsidy is limited to a fixed-dollar amount. In addition, more than 80% of Honeywell’s current retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$18,035	$16,290	$5,761	$5,523
Service cost	223	241	51	56
Interest cost	696	771	177	231
Plan amendments	(429)	—	—	(17)
Actuarial (gains) losses	(269)	1,718	(178)	601
Acquisitions	61	—	1,137	—
Divestitures	—	—	—	(61)
Benefits paid	(1,027)	(996)	(199)	(210)
Settlements and curtailments	—	—	(11)	—
Foreign currency and other	8	11	(400)	(362)

Benefit obligation at end of year	17,298	18,035	6,338	5,761

Change in plan assets:
Fair value of plan assets at beginning of year	17,066	16,727	5,333	5,037
Actual return on plan assets	233	1,290	154	622
Company contributions	34	36	147	187
Acquisitions	43	—	1,036	—
Benefits paid	(1,027)	(996)	(199)	(210)
Foreign currency and other	—	9	(354)	(303)

Fair value of plan assets at end of year	16,349	17,066	6,117	5,333

Funded status of plans	$(949)	$(969)	$(221)	$(428)

Amounts recognized in Consolidated Balance
Sheet consist of:
Prepaid pension benefit cost(1)	$—	$—	$427	$270
Accrued pension liabilities—current(2)	(51)	(74)	(7)	(8)
Accrued pension liabilities—noncurrent(3)	(898)	(895)	(641)	(690)

Net amount recognized	$(949)	$(969)	$(221)	$(428)

(1)	Included in other assets on Consolidated Balance Sheet

(2)	Included in accrued liabilities on Consolidated Balance Sheet

(3)	Included in other liabilities—noncurrent on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$973	$1,096
Service cost	—	—
Interest cost	33	42
Plan amendments(1)	(290)	(87)
Actuarial (gains) losses	(55)	46
Benefits paid	(92)	(124)

Benefit obligation at end of year	569	973

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status of plans	$(569)	$(973)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(85)	$(111)
Postretirement benefit obligations other than pensions(2)	(484)	(862)

Net amount recognized	$(569)	$(973)

(1)

Elimination of retiree medical insurance coverage for certain retirees. Amount will be recognized as part of net postretirement benefit cost over the expected future lifetime of the remaining participants in the plan.

(2)	Excludes non-U.S. plans of $42 million and $49 million in 2015 and 2014.

Amounts recognized in accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2015 and 2014 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Transition obligation	$—	$—	$—	$1
Prior service (credit) cost	(355)	88	(22)	(27)
Net actuarial loss	1,005	281	464	493

Net amount recognized	$650	$369	$442	$467

	Other Postretirement Benefits
	2015	2014
Prior service (credit)	$(496)	$(235)
Net actuarial loss	189	278

Net amount recognized	$(307)	$43

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The components of net periodic benefit (income) cost and other amounts recognized in other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Service cost	$223	$241	$272	$51	$56	$58
Interest cost	696	771	677	177	231	215
Expected return on plan assets	(1,278)	(1,257)	(1,076)	(358)	(354)	(308)
Amortization of transition obligation	—	—	—	1	2	2
Amortization of prior service cost (credit)	13	23	23	(3)	(2)	(2)
Recognition of actuarial losses	52	26	—	15	223	51
Settlements and curtailments	8	—	—	2	—	—

Net periodic benefit (income) cost	$(286)	$(196)	$(104)	$(115)	$156	$16

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Actuarial losses (gains)	$775	$1,686	$(3,090)	$27	$333	$(48)
Prior service (credit) cost	(429)	—	14	—	(17)	—
Transition obligation recognized during year	—	—	—	(1)	(2)	(2)
Prior service (cost) credit recognized during year	(13)	(23)	(23)	3	2	2
Actuarial losses recognized during year	(52)	(26)	—	(17)	(223)	(51)
Foreign exchange translation adjustments	—	—	—	(37)	(50)	3

Total recognized in other comprehensive (income) loss	$281	$1,637	$(3,099)	$(25)	$43	$(96)

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(5)	$1,441	$(3,203)	$(140)	$199	$(80)

The estimated prior service (credit) for pension benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2016 are expected to be ($44) million and ($3) million for U.S. and non-U.S. pension plans.

Net Periodic Benefit Cost	Other Postretirement Benefits Years Ended December 31,
	2015	2014	2013
Service cost	$—	$—	$—
Interest cost	33	42	44
Amortization of prior service (credit)	(30)	(20)	(13)
Recognition of actuarial losses	34	24	27
Settlements and curtailments(1)	—	—	(42)

Net periodic benefit cost	$37	$46	$16

(1)	Curtailment gain in 2013 related to elimination of retiree medical coverage for a union group in connection with a new collective bargaining agreement.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2015	2014	2013
Actuarial (gains) losses	$(55)	$46	$(108)
Prior service (credit)	(290)	(87)	(175)
Prior service credit recognized during year	30	20	13
Actuarial losses recognized during year	(34)	(24)	(27)
Settlements and curtailments	—	—	42

Total recognized in other comprehensive (income)	$(349)	$(45)	$(255)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(312)	$1	$(239)

The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit (income) in 2016 are expected to be $22 million and ($76) million.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.46%	4.08%	4.89%	3.49%	3.26%	4.29%
Expected annual rate of compensation increase	4.48%	4.50%	4.50%	2.11%	2.53%	2.81%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate	4.08%	4.89%	4.06%	3.26%	4.29%	4.29%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	6.94%	6.96%	6.99%
Expected annual rate of compensation increase	4.50%	4.50%	4.50%	2.53%	2.81%	3.55%

	Other Postretirement Benefits
	2015	2014	2013
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.80%	3.45%	4.05%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.45%	4.05%	3.40%

The discount rate for our U.S. pension and other postretirement benefits plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for our U.S. pension and other postretirement benefit plans, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

During the fourth quarter of 2015 we changed the methodology used to estimate the service and interest cost components of net periodic benefit (income) cost for our significant pension plans. Previously, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change does not affect the measurement of our pension obligation and is applied prospectively as a change in estimate.

For our U.S. pension plans, the single weighted-average spot rates used to determine service and interest costs for 2016 are 4.69% and 3.59%. We estimate the service and interest costs for our U.S. pension plans will be reduced by approximately $150 million in 2016.

Our expected rate of return on U.S. plan assets of 7.75% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We review the expected rate of return on an annual basis and revise it as appropriate.

For non-U.S. benefit plans actuarial assumptions reflect economic and market factors relevant to each country. The impact of the discount rate methodology change on service and interest costs for our non-U.S. pension plans was not material.

Pension Benefits

Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Projected benefit obligation	$17,298	$626	$1,624	$1,686
Accumulated benefit obligation	$16,899	$618	$1,574	$1,584
Fair value of plan assets	$16,349	$194	$976	$994

Accumulated benefit obligation for our U.S. defined benefit pension plans were $16.9 billion and $17.2 billion and for our Non-U.S. defined benefit plans were $6.2 billion and $5.5 billion at December 31, 2015 and 2014.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Our non-U.S. pension assets are typically managed by decentralized fiduciary committees with the Honeywell Corporate Investments group providing standard funding and investment guidance. Our non-U.S. investment policies are different for each country as local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country.

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,916	$1,916	$—	$—
U.S. large cap stocks	3,761	3,761	—	—
U.S. mid cap stocks	722	722	—	—
U.S. small cap stocks	89	89	—	—
International stocks	2,099	1,943	156	—
Real estate investment trusts	209	209	—	—
Fixed income investments:
Short term investments	1,332	1,332	—	—
Government securities	425	—	425	—
Corporate bonds	3,003	—	3,003	—
Mortgage/Asset-backed securities	561	—	561	—
Insurance contracts	7	—	7	—
Investments in private funds:
Private funds	889	—	—	889
Hedge funds	19	—	—	19
Real estate funds	156	—	—	156
Direct investments:
Direct private investments	535	—	—	535
Real estate properties	626	—	—	626

	$16,349	$9,972	$4,152	$2,225

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	U.S. Plans
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
Honeywell common stock	$1,851	$1,851	$—	$—
U.S. large cap stocks	3,913	3,867	46	—
U.S. mid cap stocks	1,028	1,018	10	—
U.S. small cap stocks	219	219	—	—
International stocks	2,576	2,400	176	—
Real estate investment trusts	204	204	—	—
Fixed income investments:
Short term investments	1,078	1,078	—	—
Government securities	438	—	438	—
Corporate bonds	2,988	—	2,988	—
Mortgage/Asset-backed securities	635	—	635	—
Insurance contracts	7	—	7	—
Investments in private funds:
Private funds	999	—	—	999
Hedge funds	3	—	—	3
Real estate funds	226	—	—	226
Direct investments:
Direct private investments	301	—	—	301
Real estate properties	600	—	—	600

	$17,066	$10,637	$4,300	$2,129

	Non-U.S. Plans
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$569	$479	$90	$—
Non-U.S. companies	2,200	228	1,972	—
Fixed income investments:
Short-term investments	108	105	3	—
Government securities	1,621	—	1,621	—
Corporate bonds	1,073	—	1,073	—
Mortgage/Asset-backed securities	94	—	94	—
Insurance contracts	170	—	170	—
Investments in private funds:
Private funds	61	—	—	61
Hedge funds	—	—	—	—
Real estate funds	221	—	—	221

	$6,117	$812	$5,023	$282

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Common stock/preferred stock:
U.S. companies	$534	$464	$70	$—
Non-U.S. companies	1,876	225	1,651	—
Fixed income investments:
Short-term investments	117	113	4	—
Government securities	1,495	—	1,495	—
Corporate bonds	857	—	857	—
Mortgage/Asset-backed securities	19	—	19	—
Insurance contracts	186	—	186	—
Investments in private funds:
Private funds	62	—	—	62
Hedge funds	2	—	—	2
Real estate funds	185	—	—	185

	$5,333	$802	$4,282	$249

The following tables summarize changes in the fair value of Level 3 assets:

	U.S. Plans
	Private Funds	Direct Private Investments	Hedge Funds	Real Estate Funds	Real Estate Properties
Balance at December 31, 2013	$1,058	$278	$6	$237	$627
Actual return on plan assets:
Relating to assets still held at year-end	(50)	(10)	(2)	21	10
Relating to assets sold during the year	94	59	2	—	53
Purchases	168	92	3	8	38
Sales and settlements	(271)	(118)	(6)	(40)	(128)

Balance at December 31, 2014	999	301	3	226	600
Actual return on plan assets:
Relating to assets still held at year-end	(87)	47	(2)	(20)	16
Relating to assets sold during the year	85	21	—	4	14
Purchases	142	242	19	5	16
Sales and settlements	(250)	(76)	(1)	(59)	(20)

Balance at December 31, 2015	$889	$535	$19	$156	$626

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	Private Funds	Hedge Funds	Real Estate Funds
Balance at December 31, 2013	$67	$62	$181
Actual return on plan assets:
Relating to assets still held at year-end	(4)	(11)	17
Relating to assets sold during the year	6	12	1
Purchases	—	—	4
Sales and settlements	(7)	(61)	(18)

Balance at December 31, 2014	62	2	185
Actual return on plan assets:
Relating to assets still held at year-end	(7)	—	24
Relating to assets sold during the year	7	—	(3)
Purchases	11	—	41
Sales and settlements	(12)	(2)	(26)

Balance at December 31, 2015	$61	$—	$221

The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2015 and 2014, our U.S. plans had contracts with notional amounts of $2,613 million and $2,354 million. At December 31, 2015 and 2014, our non-U.S. plans had contracts with notional amounts of $54 million and $65 million. In both our U.S. and non-U.S. pension plans, the notional derivative exposure is primarily related to outstanding equity futures contracts.

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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2015, 2014 and 2013, we were not required to make contributions to our U.S. pension plans and no contributions were made. We are not required to make any contributions to our U.S. pension plans in 2016. In 2015, contributions of $139 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2016, we expect to make contributions of cash and/or marketable securities of approximately $160 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2016	$1,151	$243
2017	1,125	252
2018	1,138	258
2019	1,153	265
2020	1,166	272
2021-2025	5,922	1,474

Other Postretirement Benefits

	December 31,
	2015	2014
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2023	2023

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$27	$(20)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2016	$91	$84
2017	67	63
2018	63	58
2019	58	53
2020	54	50
2021-2025	189	171

Note 21. Segment Financial Data

We globally manage our business operations through three reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement benefits (expense), stock compensation expense and repositioning and other charges.

	Years Ended December 31,
	2015	2014	2013
Net Sales
Aerospace
Product	$10,379	$10,773	$10,798
Service	4,858	4,825	4,937

Total	15,237	15,598	15,735
Automation and Control Solutions
Product	12,882	13,219	12,253
Service	1,227	1,268	1,212

Total	14,109	14,487	13,465
Performance Materials and Technologies
Product	7,434	8,406	8,163
Service	1,801	1,815	1,692

Total	9,235	10,221	9,855

	$38,581	$40,306	$39,055

Depreciation and amortization
Aerospace	$267	$277	$290
Automation and Control Solutions	277	306	302
Performance Materials and Technologies	282	284	336
Corporate	57	57	61

	$883	$924	$989

Segment Profit
Aerospace	$3,218	$2,915	$2,870
Automation and Control Solutions	2,313	2,200	1,983
Performance Materials and Technologies	1,935	1,817	1,725
Corporate	(210)	(236)	(227)

	$7,256	$6,696	$6,351

Capital expenditures
Aerospace	$314	$315	$310
Automation and Control Solutions	152	145	132
Performance Materials and Technologies	479	537	448
Corporate	128	97	57

	$1,073	$1,094	$947

	December 31,
	2015	2014	2013
Total Assets
Aerospace	$11,235	$11,151	$11,379
Automation and Control Solutions	22,355	17,191	17,675
Performance Materials and Technologies	10,300	9,699	9,534
Corporate	5,426	7,410	6,847

	$49,316	$45,451	$45,435

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
Segment Profit	$7,256	$6,696	$6,351
Other income (expense)(1)	38	269	202
Interest and other financial charges	(310)	(318)	(327)
Stock compensation expense(2)	(175)	(187)	(170)
Pension ongoing income (expense)(2)	430	254	90
Pension mark-to-market expense(2)	(67)	(249)	(51)
Other postretirement income (expense)(2)	(40)	(49)	(20)
Repositioning and other charges(2)	(546)	(598)	(663)

Income from continuing operations before taxes	$6,586	$5,818	$5,412

(1)	Equity income (loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 22. Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
	2015	2014	2013	2015	2014	2013
United States	$23,771	$23,911	$22,978	$3,939	$3,612	$3,393
Europe	8,674	9,870	9,804	746	741	905
Other International	6,136	6,525	6,273	1,104	1,030	980

	$38,581	$40,306	$39,055	$5,789	$5,383	$5,278

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $5,526 million, $5,647 million and $5,431 million in 2015, 2014 and 2013.

(2)	Long-lived assets are comprised of property, plant and equipment—net.

HONEYWELL INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 23. Supplemental Cash Flow Information

	Years Ended December 31,
	2015	2014	2013
Payments for repositioning and other charges:
Severance and exit cost payments	$(118)	$(161)	$(160)
Environmental payments	(273)	(321)	(304)
Insurance receipts for asbestos related liabilities	63	211	58
Asbestos related liability payments	(209)	(259)	(357)

	$(537)	$(530)	$(763)

Interest paid, net of amounts capitalized	$310	$312	$330
Income taxes paid, net of refunds	1,192	1,142	1,271
Non-cash investing and financing activities:
Common stock contributed to savings plans	174	168	159
Marketable securities contributed to non-U.S. pension plans	109	117	—

Note 24. Unaudited Quarterly Financial Information

	2015
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,213	$9,775	$9,611	$9,982	$38,581
Gross Profit	2,851	2,961	2,957	3,065	11,834
Net income attributable to Honeywell	1,116	1,194	1,264	1,194	4,768
Earnings per share—basic	1.42	1.52	1.62	1.55	6.11
Earnings per share—assuming dilution	1.41	1.51	1.60	1.53	6.04
Dividends paid per share	0.5175	0.5175	0.5175	0.5950	2.15
Market Price per share
High	101.76	104.17	104.29	101.65	104.29
Low	98.78	102.87	101.72	92.93	92.93

	2014
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,679	$10,253	$10,108	$10,266	$40,306
Gross Profit	2,712	2,957	2,980	2,700	11,349
Net income attributable to Honeywell	1,017	1,099	1,167	956	4,239
Earnings per share—basic	1.30	1.40	1.49	1.22	5.40
Earnings per share—assuming dilution	1.28	1.38	1.47	1.20	5.33
Dividends paid per share	0.4500	0.4500	0.4500	0.5175	1.87
Market Price per share
High	95.44	95.81	97.34	101.98	101.98
Low	88.47	90.36	90.56	85.11	85.11

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
HONEYWELL INTERNATIONAL INC.:

We have audited the accompanying consolidated balance sheet of Honeywell International Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Elster Division of Melrose Industries Plc. (“Elster”), which was acquired on December 29, 2015 and whose financial statements constitute approximately 1.8% of consolidated total assets and a de minimis percentage of total consolidated net sales for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Elster. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 12, 2016

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
HONEYWELL INTERNATIONAL INC.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Honeywell International Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 13, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2015.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2015. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2015.

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Management excluded the Elster Division of Melrose Industries plc (Elster), acquired on December 29, 2015, from its evaluation of internal control over financial reporting as of December 31, 2015. As of December 31, 2015 Elster represented approximately 1.8% of our consolidated total assets and a de minimus percentage of our total consolidated sales for the year ended December 31, 2015.

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders.

A non-U.S. wholly-owned subsidiary of Honeywell (the Non-U.S. Subsidiary) inadvertently made four ground shipments of low value, non-U.S. items from Turkey to Uzbekistan from December 2013 to

March 2014 that transited through Iran en route to Uzbekistan on trucks operated by a third party transportation vendor (the Vendor) retained by the Non-U.S. Subsidiary. The Non-U.S. Subsidiary hired the Vendor to facilitate shipment and the Vendor further engaged a trucking company to provide surface transport. The Vendor proposed the transport route for the shipment. The shipment of the items via Iran occurred inadvertently as a result of non-U.S. person employees approving the transport route proposed by the Vendor. Honeywell disclosed these past transactions voluntarily to the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC).

The Non-U.S. Subsidiary did not pay, directly or indirectly, any duties or taxes to the Government of Iran as a result of these shipments because the shipments were made under TIR (Transports Internationaux Routiers) Carnets, a treaty system which allows for the transport of merchandise through contracting parties from the customs office of departure to the customs office of destination without payment of customs duties/taxes in transiting countries. Further, the Non-U.S. Subsidiary made all payments for shipping services to the Vendor on a flat-fee basis at a rate of $11,800 per shipment, and the Non- U.S. Subsidiary did not reimburse the Vendor for any fees or other expenses incurred in Iran.

Neither Honeywell nor the Non-U.S. Subsidiary derived any revenue by inadvertently shipping the items via Iran.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2015, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

The members of the Audit Committee of our Board of Directors are: George Paz (Chair), Kevin Burke, D. Scott Davis, Linnet Deily, Judd Gregg and Robin L. Washington. The Board has determined that Mr. Paz, Mr. Davis and Ms. Washington are audit committee financial experts as defined by applicable SEC rules and that Mr. Paz, Mr. Burke, Mr. Davis, Ms. Deily and Ms. Washington satisfy the accounting or related financial management expertise criteria established by the NYSE. All members of the Audit Committee are independent as that term is defined in applicable SEC rules and NYSE listing standards.

Honeywell’s corporate governance policies and procedures, including the Code of Business Conduct, Corporate Governance Guidelines and Charters of the Committees of the Board of Directors are available, free of charge, on our website under the heading Investor Relations (see Corporate Governance), or by writing to Honeywell, 115 Tabor Road, Morris Plains, New Jersey 07950, c/o Vice President and Corporate Secretary. Honeywell’s Code of Business Conduct applies to all Honeywell directors, officers (including the Chief Executive Officer, Chief Financial Officer and Controller) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of Honeywell’s directors or executive officers will be published on our website within five business days of such amendment or waiver.

Item 11. Executive Compensation

Information relating to executive compensation is contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management and related stockholder matters is contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP in 2015 and PricewaterhouseCoopers LLP in 2014 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(2.) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K	87

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 12, 2016	By:	/s/ Adam M. Matteo

Adam M. Matteo Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name
*	*
David M. Cote Chairman of the Board, Chief Executive Officer and Director	Judd Gregg Director
*	*
William S. Ayer Director	Clive Hollick Director
*	*
Gordon M. Bethune Director	Grace D. Lieblein Director
*	*
Kevin Burke Director	George Paz Director
*	*
Jaime Chico Pardo Director	Bradley T. Sheares, Ph.D. Director
*	*
D. Scott Davis Director	Robin L. Washington Director
*
Linnet F. Deily Director
/s/ Thomas A. Szlosek	/s/ Adam M. Matteo
Thomas A. Szlosek Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Adam M. Matteo Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Thomas A. Szlosek

(Thomas A. Szlosek Attorney-in-fact)

February 12, 2016

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed April 27, 2010)
3(ii)	By-laws of Honeywell International Inc., as amended December 11, 2015 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed December 14, 2015)
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

10.1*

2003 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 17, 2003, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004, Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2006 and Exhibit 10.1 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.2*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005

10.3*

Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.4*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2010, Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2013 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2015

10.5*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2013)
10.6*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2013

10.7*

Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009 and the attached amendment (filed herewith)

Exhibit No.	Description

10.8*

Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2009, Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2013, and the attached amendment (filed herewith)

10.9*

Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009 and the attached amendment (filed herewith)

10.10*

Letter between David J. Anderson and Honeywell International Inc. dated June 12, 2003 (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-Q for the quarter ended June 30, 2003), and amended by Exhibit 10.14 to Honeywell’s Form 10-K for the year ended December 31, 2008

10.11*

Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.12*

Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002), and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008, and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2013

10.13*	2003 Stock Incentive Plan for Employees of Honeywell International Inc. and its Affiliates Award Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed February 7, 2005)
10.14*

Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.15*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.16*

Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2008, Exhibit 10.25 to Honeywell’s 10-K for the year ended December 31, 2009, and the attached amendment (filed herewith)

10.17*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.1 to Honeywell’s 10-Q for the quarter ended March 31, 2011

10.18*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.19*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.20*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

Exhibit No.	Description

10.21*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011 and Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2014

10.22*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.23*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.24*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
10.25*

Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007) and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.26*

Letter Agreement dated October 6, 2010 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.34 to Honeywell’s Form 10-K for the year ended December 31, 2010) and amended by Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2012

10.27*	Employee Non-Competition Agreement dated October 26, 2010 for Andreas Kramvis (incorporated by reference to Exhibit 10.35 to Honeywell’s Form 10-K for the year ended December 31, 2010)
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

10.30*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (incorporated by reference to Exhibit 10.38 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.31*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.32*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014

10.33*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.34*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.35*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

Exhibit No.	Description

10.36*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2014)

10.37*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.38*

Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2011)

10.39*

Transition Agreement dated April 7, 2014 between Honeywell International Inc. and David J. Anderson (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.40*

Consulting Agreement effective as of June 1, 2014 between Honeywell International Inc. and David J. Anderson (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.41*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Roger Fradin (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
10.42*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Andreas Kramvis (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
10.43*

Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Thomas A. Szlosek (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.44*

CEO Retention Agreement, as approved by the Board of Directors of Honeywell International Inc. on October 31, 2014 and agreed to by David M. Cote on December 11, 2014 (incorporated by reference to Exhibit 99.2 to Honeywell’s Form 8-K filed December 12, 2014)

10.45

Amended and Restated Five Year Credit Agreement dated as of July 10, 2015 among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed July 10, 2015)

10.46

Amendment No. 1, dated as of September 30, 2015, to the $4.0 billion Amended and Restated Five Year Credit Agreement dated as of July 10, 2015 among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed October 1, 2015)

Exhibit No.	Description

10.47

364-Day Credit Agreement, dated as of September 30, 2015, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent and Bank of America, N.A., Barclays Bank PLC and Goldman Sachs Bank USA, as documentation agents and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and Goldman Sachs Bank USA, as joint lead arrangers and co-book managers. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed October 1, 2015)

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
23.2	Consent of PricewaterhouseCoopers LLC (filed herewith)
24	Powers of Attorney (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.