Form 10-Q
period 2016-03-31
HONEYWELL INTERNATIONAL INC
filed 2016-04-22
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 762,115,463 shares of Common Stock outstanding at March 31, 2016.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2015 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of March 31, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

	(Dollars in millions, except per share amounts)

Product sales	$7,619	$7,364
Service sales	1,903	1,849
Net sales	9,522	9,213

Costs, expenses and other
Cost of products sold	5,349	5,213
Cost of services sold	1,198	1,149
	6,547	6,362
Selling, general and administrative expenses	1,280	1,230
Other (income) expense	(18)	(20)
Interest and other financial charges	85	77
	7,894	7,649
Income before taxes	1,628	1,564
Tax expense	432	418
Net income	1,196	1,146

Less: Net income attributable to the noncontrolling interest	10	30

Net income attributable to Honeywell	$1,186	$1,116

Earnings per share of common stock - basic	$1.54	$1.42
Earnings per share of common stock - assuming dilution	$1.53	$1.41
Cash dividends per share of common stock	$0.5950	$0.5175

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

	(Dollars in millions)

Net income	$1,196	$1,146
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	122	(721)

Actuarial losses (gains) recognized	3	(2)
Prior service (credits) costs recognized	(19)	5
Pension and other postretirement benefits adjustments	(16)	3

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(32)	105
Less: Reclassification adjustment for gains (losses) included in net income	(6)	27
Changes in fair value of effective cash flow hedges	(26)	78

Other comprehensive income (loss), net of tax	80	(640)

Comprehensive income	1,276	506
Less: Comprehensive income attributable to the noncontrolling interest	10	30
Comprehensive income attributable to Honeywell	$1,266	$476

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
	2016	2015

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,473	$5,455
Accounts, notes and other receivables	8,397	8,075
Inventories	4,743	4,420
Investments and other current assets	1,919	2,103
Total current assets	19,532	20,053

Investments and long-term receivables	592	517
Property, plant and equipment - net	6,027	5,789
Goodwill	16,708	15,895
Other intangible assets - net	4,706	4,577
Insurance recoveries for asbestos related liabilities	431	426
Deferred income taxes	318	283
Other assets	2,051	1,776
Total assets	$50,365	$49,316

LIABILITIES
Current liabilities:
Accounts payable	$5,511	$5,580
Commercial paper and other short-term borrowings	3,631	5,937
Current maturities of long-term debt	626	577
Accrued liabilities	5,891	6,277
Total current liabilities	15,659	18,371

Long-term debt	9,700	5,554
Deferred income taxes	626	558
Postretirement benefit obligations other than pensions	506	526
Asbestos related liabilities	1,252	1,251
Other liabilities	4,247	4,348

Redeemable noncontrolling interest	3	290

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	5,539	5,377
Common stock held in treasury, at cost	(12,719)	(11,664)
Accumulated other comprehensive loss	(2,455)	(2,535)
Retained earnings	26,874	26,147
Total Honeywell shareowners’ equity	18,197	18,283
Noncontrolling interest	175	135
Total shareowners’ equity	18,372	18,418
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$50,365	$49,316

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,196	$1,146
Less: Net income attributable to the noncontrolling interest	10	30
Net income attributable to Honeywell	1,186	1,116
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	179	163
Amortization	74	53
Repositioning and other charges	125	131
Net payments for repositioning and other charges	(134)	(100)
Pension and other postretirement income	(159)	(91)
Pension and other postretirement benefit payments	(38)	(9)
Stock compensation expense	53	52
Deferred income taxes	48	93
Excess tax benefits from share based payment arrangements	(30)	(47)
Other	86	(102)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(203)	(170)
Inventories	(241)	(86)
Other current assets	(59)	58
Accounts payable	(113)	(112)
Accrued liabilities	(517)	(528)
Net cash provided by operating activities	257	421
Cash flows from investing activities:
Expenditures for property, plant and equipment	(194)	(165)
Proceeds from disposals of property, plant and equipment	1	1
Increase in investments	(836)	(1,501)
Decrease in investments	880	1,106
Cash paid for acquisitions, net of cash acquired	(1,056)	(185)
Proceeds from sales of businesses, net of fees paid	-	2
Other	9	(178)
Net cash used for investing activities	(1,196)	(920)
Cash flows from financing activities:
Net (decrease) increase in commercial paper and other short-term borrowings	(2,450)	1,052
Proceeds from issuance of common stock	105	78
Proceeds from issuance of long-term debt	4,448	3
Payments of long-term debt	(419)	(35)
Excess tax benefits from share based payment arrangements	30	47
Repurchases of common stock	(1,156)	(363)
Cash dividends paid	(499)	(415)
Payments to purchase the noncontrolling interest	(238)	-
Other	18	-
Net cash (used for) provided by financing activities	(161)	367

Effect of foreign exchange rate changes on cash and cash equivalents	118	(252)
Net decrease in cash and cash equivalents	(982)	(384)
Cash and cash equivalents at beginning of period	5,455	6,959
Cash and cash equivalents at end of period	$4,473	$6,575

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at March 31, 2016, the results of operations for the quarter and three months ended March 31, 2016 and 2015 and the cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 should not necessarily be taken as indicative of the results of operations expected for the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2016 and 2015 were April 2, 2016 and March 28, 2015. We estimate that our sales in the first quarter of 2016 compared to the first quarter of 2015 include an approximate 3 percent benefit from additional reporting days in the current year period resulting from our normal quarterly closing procedures.

Note 2. Recent Accounting Pronouncements

Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We are evaluating the impact of the guidance on our consolidated financial position, results of operations and related disclosures.

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. We are evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Note 3. Acquisitions

During the first quarter of 2016, we acquired businesses for an aggregate cost (net of cash acquired and debt assumed) of $1,053 million.

On April 1, 2016, the Company completed the acquisition of Xtralis International Holdings Limited (Xtralis), a leading global provider of aspiration smoke detection and perimeter security technologies, for an aggregate cost, net of cash acquired and debt assumed, of approximately $515 million. Xtralis is part of Automation and Control Solutions (ACS).

In February 2016, the Company acquired 100 percent of the issued and outstanding shares of COM DEV International (COM DEV), a leading satellite and space components provider, for an aggregate value, net of cash acquired and debt assumed, of approximately $347 million. COM DEV is part of Aerospace and had reported 2015 fiscal year revenues of approximately $159 million.

The assets and liabilities of Xtralis and COM DEV have been included in the Consolidated Balance Sheet as of March 31, 2016, including $331 million and $177 million allocated to goodwill, which is non-deductible for tax purposes.

In December 2015, the Company acquired the Elster Division of Melrose Industries plc (Elster) for an aggregate value, net of cash acquired, of approximately $4,899 million. Elster is part of ACS and PMT. The following table summarizes the updated estimate of fair values of the Elster assets and liabilities acquired as of the acquisition date:

Current assets	$533
Intangible assets	2,255
Other noncurrent assets	209
Current liabilities	(426)
Noncurrent liabilities	(929)
Net assets acquired	1,642
Noncontrolling interest	(3)
Goodwill	3,260
Purchase Price	$4,899

The purchase accounting for Xtralis, COM DEV and Elster is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, tax balances and certain pre-acquisition contingencies.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended
	March 31,
	2016	2015
Severance	$28	$37
Asset impairments	7	8
Exit costs	2	1
Adjustments	(17)	(7)
Total net repositioning charge	20	39

Asbestos related litigation charges, net of insurance	53	46
Probable and reasonably estimable environmental liabilities	52	46

Total net repositioning and other charges	$125	$131

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended
	March 31,
	2016	2015
Cost of products and services sold	$105	$122
Selling, general and administrative expenses	20	9
	$125	$131

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended
	March 31,
	2016	2015
Aerospace	$49	$48
Automation and Control Solutions	7	24
Performance Materials and Technologies	9	7
Corporate	60	52
	$125	$131

In the quarter ended March 31, 2016, we recognized repositioning charges totaling $37 million including severance costs of $28 million related to workforce reductions of 293 manufacturing and administrative positions mainly in ACS and Performance Materials and Technologies (PMT). The workforce reductions were primarily related to achieving acquisition-related synergies and outsourcing of certain packaging operations. Also, $17 million of previously established accruals, primarily for severance, in ACS and PMT, were returned to income primarily as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments.

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

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2015	$329	$-	$21	$350
Charges	28	7	2	37
Usage - cash	(53)	-	(1)	(54)
Usage - noncash	-	(7)	-	(7)
Foreign currency translation	6	-	-	6
Adjustments	(16)	-	(1)	(17)
March 31, 2016	$294	$-	$21	$315

Certain repositioning projects in 2016 and 2015 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 5. Earnings Per Share

	Three Months Ended
	March 31,
Basic	2016	2015

Net income attributable to Honeywell	$1,186	$1,116

Weighted average shares outstanding	767.9	783.8

Earnings per share of common stock	$1.54	$1.42

	Three Months Ended
	March 31,
Assuming Dilution	2016	2015

Net income attributable to Honeywell	$1,186	$1,116

Average Shares
Weighted average shares outstanding	767.9	783.8
Dilutive securities issuable - stock plans	9.0	10.2
Total weighted average shares outstanding	776.9	794.0

Earnings per share of common stock	$1.53	$1.41

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2016 and 2015, the weighted average number of stock options excluded from the computations was 8.4 million and 7.8 million. These stock options were outstanding at the end of each of the respective periods.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Accounts, Notes and Other Receivables

	March 31,	December 31,
	2016	2015

Trade	$8,238	$7,901
Other	450	436
	8,688	8,337
Less: Allowance for doubtful accounts	(291)	(262)
	$8,397	$8,075

Trade receivables include $1,654 and $1,590 million of unbilled balances under long-term contracts as of March 31, 2016 and December 31, 2015. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 7. Inventories

	March 31,	December 31,
	2016	2015

Raw materials	$1,195	$1,120
Work in process	871	826
Finished products	2,768	2,590
	4,834	4,536
Reduction to LIFO cost basis	(91)	(116)
	$4,743	$4,420
11

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Long-term Debt and Credit Agreements

	March 31,	December 31,
	2016	2015

5.40% notes due 2016	$-	$400
5.30% notes due 2017	400	400
Floating rate Euro notes due 2018	1,134	-
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
0.65% Euro notes due 2020	1,134	-
4.25% notes due 2021	800	800
1.30% Euro notes due 2023	1,416	-
3.35% notes due 2023	300	300
2.25% Euro notes due 2028	850	-
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.6%-9.5% maturing at various dates through 2023	445	384
	10,326	6,131
Less: current portion	(626)	(577)
	$9,700	$5,554

In February 2016, the Company issued €1,000 million Floating Rate Senior Notes due 2018, €1,000 million 0.65% Senior Notes due 2020, €1,250 million 1.30% Senior Notes due 2023 and €750 million 2.25% Senior Notes due 2028 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $4,438 million, offset by $17 million in discount and closing costs related to the offering.

We have entered into a $3 billion 364-Day Credit Agreement (364-Day Credit Agreement) with a syndicate of banks. The 364-Day Credit Agreement is maintained for general corporate purposes.

We have also entered into a $4 billion Amended and Restated Five Year Credit Agreement (Credit Agreement) with a syndicate of banks. The Credit Agreement is maintained for general corporate purposes. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $4.5 billion.

There have been no borrowings under the 364-Day Credit Agreement or the Credit Agreement.

Note 9. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 14, Financial Instruments and Fair Value Measures, of Notes to Financial Statements in our 2015 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets:
Foreign currency exchange contracts	$22	$28
Available for sale investments	1,352	1,501
Interest rate swap agreements	121	92

Liabilities:
Foreign currency exchange contracts	$62	$17

The foreign currency exchange contracts and interest rate swap agreements are valued using broker quotations or market transactions in either the listed or over-the-counter markets. These derivative instruments are classified within level 2. The Company holds investments in certificates of deposits, time deposits and commercial paper that are designated as available for sale and are valued using published prices based on observable market data. These investments are classified within level 2. The Company also holds available for sale investments in U.S. government and corporate debt securities valued utilizing published prices based on quoted market pricing, which are classified within level 1.

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$299	$294	$292	$283
Liabilities
Long-term debt and related current maturities	$10,326	$10,976	$6,131	$6,721

The Company determined the fair value of the long-term receivables by discounting based upon the terms of the receivable and counterparty details including credit quality. The fair value of these receivables is considered level 2. The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. The fair value of the long-term debt and related current maturities is also considered level 2.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2016 and 2015, we recognized $29 million and $15 million of gains in the Consolidated Statement of Operations on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $32 million and $162 million of expense in Other (income) expense for the three months ended March 31, 2016 and 2015.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2015	(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	122	-	(32)	90
Amounts reclassified from accumulated other comprehensive income	-	(16)	6	(10)
Net current period other comprehensive income (loss)	122	(16)	(26)	80
Balance at March 31, 2016	$(1,770)	$(660)	$(25)	$(2,455)

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2014	$(740)	$(728)	$9	$(1,459)
Other comprehensive income (loss) before reclassifications	(721)	-	105	(616)
Amounts reclassified from accumulated other comprehensive income	-	3	(27)	(24)
Net current period other comprehensive income (loss)	(721)	3	78	(640)
Balance at March 31, 2015	$(1,461)	$(725)	$87	$(2,099)
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

Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement income (expense), stock compensation expense, repositioning and other charges.

	Three Months Ended
	March 31,
	2016	2015
Net Sales
Aerospace
Products	$2,490	$2,463
Services	1,215	1,144
Total	3,705	3,607
Automation and Control Solutions
Products	3,386	2,979
Services	291	285
Total	3,677	3,264
Performance Materials and Technologies
Products	1,743	1,922
Services	397	420
Total	2,140	2,342
	$9,522	$9,213
Segment Profit
Aerospace	$798	$752
Automation and Control Solutions	530	516
Performance Materials and Technologies	441	503
Corporate	(49)	(50)
Total segment profit	1,720	1,721
Other income(a)	12	12
Interest and other financial charges	(85)	(77)
Stock compensation expense(b)	(53)	(52)
Pension ongoing income(b)	150	100
Other postretirement income (expense)(b)	9	(9)
Repositioning and other charges (b)	(125)	(131)
Income before taxes	$1,628	$1,564

(a)	Equity income (loss) of affiliated companies is included in segment profit.
(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
15

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 12. Pension Benefits

Net periodic pension benefit income for our significant defined benefit plans include the following components:

	Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$48	$57	$12	$13
Interest cost	150	178	47	44
Expected return on plan assets	(306)	(320)	(99)	(90)
Amortization of prior service cost	(11)	6	(1)	-
	$(119)	$(79)	$(41)	$(33)

Note 13. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19, Commitments and Contingencies, of Notes to Financial Statements in our 2015 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2015	$518
Accruals for environmental matters deemed probable and reasonably estimable	52
Environmental liability payments	(31)
March 31, 2016	$539

Environmental liabilities are included in the following balance sheet accounts:

	March 31,	December 31,
	2016	2015
Accrued liabilities	$253	$253
Other liabilities	286	265
	$539	$518

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•	Bendix Friction Materials (Bendix) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2015	$622	$921	$1,543
Accrual for update to estimated liability	52	1	53
Asbestos related liability payments	(50)	(2)	(52)
March 31, 2016	$624	$920	$1,544

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2015	$124	$325	$449
Probable insurance recoveries related to estimated liability	8	-	8
Insurance receivables settlements	-	-	-
Insurance receipts for asbestos related liabilities	(1)	(2)	(3)

March 31, 2016	$131	$323	$454

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31,	December 31,
	2016	2015
Other current assets	$23	$23
Insurance recoveries for asbestos related liabilities	431	426
	$454	$449

Accrued liabilities	$292	$292
Asbestos related liabilities	1,252	1,251
	$1,544	$1,543

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2016 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement. Claims processing will continue during this period subject to a defined dispute resolution process. As of March 31, 2016, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended	Years Ended
	March 31,	December 31,
Claims Activity	2016	2015	2014
Claims Unresolved at the beginning of period	7,779	9,267	12,302
Claims Filed	733	2,862	3,694
Claims Resolved (1)	(762)	(4,350)	(6,729)
Claims Unresolved at the end of period	7,750	7,779	9,267

(1) Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2015 and 2014 include significantly aged (i.e., pending for more than six years) claims totaling 153 and 1,266.

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2016	2015	2014
Mesothelioma and Other Cancer Claims	3,678	3,772	3,933
Nonmalignant Claims	4,072	4,007	5,334
Total Claims	7,750	7,779	9,267

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in whole dollars)
Malignant claims	$44,000	$53,500	$51,000	$49,000	$48,000
Nonmalignant claims	$100	$120	$850	$1,400	$1,000

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

Honeywell v. United Auto Workers (UAW) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the CAPS) set forth in the MCBAs may be implemented, effective January 1, 2012. The UAW and certain retiree defendants filed a mirror suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The New Jersey action was dismissed and Honeywell subsequently answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. In the second quarter of 2014, the parties agreed to stay the proceedings with respect to those retirees who retired before the initial inclusions of the CAPS in the 2003 MCBA until the Supreme Court decided the M&G Polymers USA, LLC v. Tackett case. In a ruling on January 26, 2015, the Supreme Court held that retiree health insurance benefits provided in collective bargaining agreements do not carry an inference that they are vested or guaranteed to continue for life and that the “vesting” issue must be decided pursuant to ordinary principles of contract law. The stay of the proceedings has been lifted and the case is again proceeding. Based on the Supreme Court’s ruling, Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $176 million, reflecting the estimated value of these CAPS.

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusion of the CAPS in the 2003 MCBA. The UAW sought a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $110 million, reflecting the estimated value of these CAPS.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three months ended March 31, 2016. The financial information as of March 31, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

A.	Results of Operations – three months ended March 31, 2016 compared with the three months ended March 31, 2015

Net Sales

	Three Months Ended
	March 31,
	2016	2015
Net sales	$9,522	$9,213
% change compared with prior period	3%

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Foreign Exchange	(2)%
Acquisitions/Divestitures	5%
3%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

See Note 1 Basis of Presentation of Notes to Financial Statements for further discussion, including the estimated impact from additional reporting days in the current year period resulting from our normal quarterly closing procedures.

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact is principally driven by the weakening of the Euro and Canadian Dollar against the U.S. Dollar.

Cost of Products and Services Sold

	Three Months Ended
	March 31,
	2016	2015
Cost of products and services sold	$6,547	$6,362
% change compared with prior period	3%
Gross margin percentage	31.2%	30.9%

Cost of products and services sold increased principally due to an increase in direct material and labor costs of approximately $220 million (driven primarily by acquisitions, partially offset by the favorable impact from productivity and foreign currency translation) and increased amortization and depreciation expense of approximately $35 million, partially offset by higher pension and other postretirement income of approximately $55 million.

Gross margin percentage increased primarily due to higher segment gross margin in Aerospace and Performance Materials and Technologies (PMT) (approximately 0.6 percentage point impact collectively) and increased pension and other postretirement benefits income allocated to cost of products and services sold

(approximately 0.5 percentage point impact), partially offset by lower segment gross margin in Automation and Control Solutions (ACS) (approximately 0.8 percentage point impact), principally attributed to acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2016	2015
Selling, general and administrative expenses	$1,280	$1,230
% of sales	13.4%	13.4%

Selling, general and administrative expenses increased primarily driven by an increase in labor costs (principally attributed to acquisitions and merit increases, partially offset by a reduction in incentive compensation), partially offset by the favorable impact from foreign currency translation.

Tax Expense

	Three Months Ended
	March 31,
	2016	2015

Tax expense	$432	$418
Effective tax rate	26.5%	26.7%

The effective tax rates for the three months ended in 2016 and 2015 were lower than the U.S. federal statutory rate of 35% due, in part, to non-U.S. earnings taxed at lower rates, the vast majority of which we intend to permanently reinvest outside the United States, and benefits from manufacturing incentives.

The Company currently expects the effective tax rate for 2016 to be approximately 26.5%. The effective tax rate can vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments.

Net Income Attributable to Honeywell

	Three Months Ended
	March 31,
	2016	2015

Net income attributable to Honeywell	$1,186	$1,116

Earnings per share of common stock – assuming dilution	$1.53	$1.41

Earnings per share of common stock – assuming dilution increased primarily due to increased segment profit in Aerospace and ACS, offset by decreased segment profit in PMT, higher pension and other postretirement income and a decrease in the weighted average shares outstanding.

Review of Business Segments

	Three Months Ended
	March 31,		%
	2016	2015	Change

Aerospace Sales
Commercial Aviation Original Equipment	$701	$683	3%
Commercial Aviation Aftermarket	1,148	1,082	6%
Defense and Space	1,069	1,075	(1)%
Transportation Systems	787	767	3%
Total Aerospace Sales	3,705	3,607

Automation and Control Solutions Sales
Energy Safety & Security	2,598	2,234	16%
Building Solutions & Distribution	1,079	1,030	5%
Total Automation and Control Solution Sales	3,677	3,264

Performance Materials and Technologies
UOP	568	914	(38)%
Process Solutions	696	632	10%
Advanced Materials	876	796	10%
Total Performance Materials and Technologies Sales	2,140	2,342
Net Sales	$9,522	$9,213

Aerospace

	Three Months Ended
	March 31,
	2016	2015	% Change

Net sales	$3,705	$3,607	3%
Cost of products and service sold	2,682	2,619
Selling, general and administrative expenses	145	161
Other	80	75
Segment profit	$798	$752	6%

	2016 vs. 2015
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	8%
Foreign exchange	(1)%	(2)%
Acquisitions and divestitures, net	1%	-
Total % Change	3%	6%

Aerospace sales increased primarily driven by growth from organic sales and acquisitions, net of divestitures, partially offset by the unfavorable impact of foreign currency translation.

•	Commercial Aviation Original Equipment sales increased by 3% (increased 4% organic) driven primarily by higher business and general aviation engine shipments and demand from air transport and regional customers, partially offset by higher incentives to air transport and regional original equipment manufacturers (OEM Incentives).

•	Commercial Aviation Aftermarket sales increased by 6% (increased 6% organic) driven primarily by higher repair and overhaul activities and increased spares shipments to air transport and regional customers.

•	Defense and Space sales decreased by 1% (decreased 2% organic) primarily due to declines in international programs and lower U.S. government services revenue, partially offset by sales from the COM DEV acquisition.

•	Transportation Systems sales increased by 3% (increased 6% organic) driven primarily by growth from new platform launches and higher global turbo penetration, partially offset by the unfavorable impact from foreign currency translation.

Aerospace segment profit increased primarily due to an increase in operational segment profit, partially offset by the unfavorable impact from foreign currency translation. The increase in operational segment profit is driven primarily by productivity, net of inflation, and favorable pricing, partially offset by continued investments for growth. Cost of products and services sold increased primarily due to higher organic sales volumes, partially offset by productivity, net of inflation, and foreign currency translation.

Automation and Control Solutions

	Three Months Ended
	March 31,
	2016	2015	% Change
Net sales	$3,677	$3,264	13%
Cost of products and services sold	2,445	2,089
Selling, general and administrative expenses	623	587
Other	79	72
Segment profit	$530	$516	3%

	2016 vs. 2015
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	3%
Foreign currency translation	(3)%	(2)%
Acquisitions and divestitures, net	12%	2%
Total % Change	13%	3%

ACS sales increased primarily due to growth from acquisitions and organic sales growth, partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Energy, Safety & Security increased by 16% (flat organic) principally due to the Elster acquisition partially offset by the unfavorable impact of foreign currency translation. Flat organic sales were primarily the result of increased sales volumes in Security and Fire across all regions offset by decreased sales volumes in Sensing & Productivity Solutions.

•	Sales in Building Solutions & Distribution increased by 5% (increased 11% organic) principally due to increased sales volume in the Americas Distribution business and growth in the project installation and services businesses, partially offset by the unfavorable impact of foreign currency translation.
25

ACS segment profit increased due to higher operational segment profit and acquisitions, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to the positive impact of price and productivity net of inflation, partially offset by continued investments for growth. Cost of products and services sold increased primarily due to acquisitions and higher sales volume partially offset by the favorable impact of foreign currency translation and productivity net of inflation.

Performance Materials and Technologies

	Three Months Ended
	March 31,
	2016	2015	% Change
Net sales	$2,140	$2,342	(9)%
Cost of products and services sold	1,430	1,582
Selling, general and administrative expenses	232	222
Other	37	35
Segment profit	$441	$503	(12)%

	2016 vs. 2015
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	(10)%	(12)%
Foreign currency translation	(2)%	(2)%
Acquisitions and divestitures, net	3%	2%
Total % Change	(9)%	(12)%

PMT sales decreased due to a decrease in organic sales volumes and the unfavorable impact of foreign currency translation, partially offset by growth from acquisitions.

•	UOP sales decreased 38% (decreased 37% organic) driven primarily by lower gas processing revenues due to a significant slowdown in customer projects, which is expected to continue, decreased catalyst volumes, which are expected to moderate during the year, and decreased equipment sales.

•	Process Solutions sales increased 10% (increased 9% organic) driven primarily by higher revenues in projects and increased volumes in field products driven by the Elster acquisition, partially offset by the unfavorable impact of foreign currency translation.

•	Advanced Materials sales increased 10% (increased 7% organic) primarily driven by increased volumes in Fluorine Products and Specialty Products, partially offset by lower raw material pass-through pricing in Resins and Chemicals.

PMT segment profit decreased due to a decrease in operational segment profit and the unfavorable impact of foreign currency translation, partially offset by acquisitions. The decrease in operational segment profit is primarily due to lower organic sales volume, particularly in UOP as described above. Cost of products and services sold decreased primarily due to the favorable impacts of lower organic sales volumes, foreign currency translation, productivity and inflation, partially offset by acquisitions.

Repositioning Charges

Our repositioning actions are expected to generate incremental pretax savings of $175 million to $200 million in 2016 compared with 2015 principally from planned workforce reductions. Cash spending related to our repositioning actions was $54 million in the three months ended March 31, 2016 and was funded through operating cash flows. In 2016, we expect cash spending for repositioning actions to be approximately $175 million and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Three Months Ended
	March 31,
	2016	2015
Cash provided by (used for):
Operating activities	$257	$421
Investing activities	(1,196)	(920)
Financing activities	(161)	367
Effect of exchange rate changes on cash	118	(252)
Net (decrease) increase in cash and cash equivalents	$(982)	$(384)

Cash provided by operating activities decreased by $164 million primarily due to increased cash tax payments of $202 million, partially offset by the absence of $151 million in OEM incentive payments in 2015.

Cash used for investing activities increased by $276 million primarily due to an increase in cash paid for acquisitions of $871 million most significantly Xtralis International Holdings Limited and COM DEV International, partially offset by a net $439 million decrease in investments, primarily short term marketable securities and a decrease of $187 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $528 million primarily due to (i) an increase in net repurchases of common stock of $766 million, (ii) the acquisition of the remaining 30% noncontrolling interest of UOP Russell LLC for $238 million and (iii) an increase in cash dividends paid of $84 million including amounts paid to former UOP Russell LLC noncontrolling shareholder, partially offset by an increase in the net proceeds from debt issuances of $559 million.

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

In 2016, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $160 million ($106 million of marketable securities were contributed in January 2016) to our non-U.S. plans to satisfy regulatory funding requirements. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

In the three months ended March 31, 2016, the Company repurchased $1,156 million of outstanding shares. Under the Company’s previously reported $5 billion share repurchase program, $1.0 billion remained available as of March 31, 2016 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

See Note 3 Acquisitions and Note 8 Long-term Debt and Credit Agreements of Notes to Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 13 Commitments and Contingencies of Notes to Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of March 31, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 Recent Accounting Pronouncements of Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2015 Annual Report on Form 10-K. As of March 31, 2016, there has been no material change in this information.

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

Part II. Other Information

Item 1. Legal Proceedings

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 13 Commitments and Contingencies of Notes to Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None

Item 2. Changes in Securities and Use of Proceeds

Honeywell purchased 11,156,747 shares of its common stock, par value $1 per share, in the quarter ended March 31, 2016. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)

January 2016	1,402,596	$ 96.04	1,402,596	$2,057
February 2016	8,754,151	$104.96	8,754,151	$1,138
March 2016	1,000,000	$102.52	1,000,000	$1,036

Item 6. Exhibits

(a)	See the Exhibit Index on page 31 of this Quarterly Report on Form 10-Q.
29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 22, 2016	By:	/s/ Adam M. Matteo
Adam M. Matteo
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
30

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (filed herewith)

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 5, Earnings Per Share, of Notes to Financial Statements.

*The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

31