Form 10-Q
period 2016-06-30
HONEYWELL INTERNATIONAL INC
filed 2016-07-22
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 760,874,673 shares of Common Stock outstanding at June 30, 2016.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of June 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(Dollars in millions, except per share amounts)

Product sales	$8,035	$7,798	$15,654	$15,162
Service sales	1,956	1,977	3,859	3,826
Net sales	9,991	9,775	19,513	18,988

Costs, expenses and other
Cost of products sold	5,602	5,541	10,951	10,754
Cost of services sold	1,219	1,273	2,417	2,422
	6,821	6,814	13,368	13,176
Selling, general and administrative expenses	1,329	1,242	2,609	2,472
Other (income) expense	1	(20)	(17)	(40)
Interest and other financial charges	85	77	170	154
	8,236	8,113	16,130	15,762
Income before taxes	1,755	1,662	3,383	3,226
Tax expense	465	440	897	858
Net income	1,290	1,222	2,486	2,368

Less: Net income attributable to the noncontrolling interest	8	28	18	58

Net income attributable to Honeywell	$1,282	$1,194	$2,468	$2,310

Earnings per share of common stock - basic	$1.68	$1.52	$3.22	$2.95
Earnings per share of common stock - assuming dilution	$1.66	$1.51	$3.19	$2.91
Cash dividends per share of common stock	$0.5950	$0.5175	$1.1900	$1.0350

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(Dollars in millions)

Net income	$1,290	$1,222	$2,486	$2,368
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(74)	211	48	(510)

Actuarial losses	-	(17)	-	(17)
Actuarial losses recognized	4	5	7	10
Prior service credits recognized	(19)	(1)	(38)	(3)
Pension and other postretirement benefits adjustments	(15)	(13)	(31)	(10)

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	38	(37)	6	68
Less: Reclassification adjustment for gains (losses) included in net income	(7)	31	(13)	58
Changes in fair value of effective cash flow hedges	45	(68)	19	10

Other comprehensive income (loss), net of tax	(44)	130	36	(510)

Comprehensive income	1,246	1,352	2,522	1,858
Less: Comprehensive income attributable to the noncontrolling interest	5	28	15	58
Comprehensive income attributable to Honeywell	$1,241	$1,324	$2,507	$1,800

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2016	2015

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,045	$5,455
Accounts, notes and other receivables	8,730	8,075
Inventories	4,678	4,420
Investments and other current assets	1,927	2,103
Total current assets	20,380	20,053

Investments and long-term receivables	561	517
Property, plant and equipment - net	6,086	5,789
Goodwill	16,688	15,895
Other intangible assets - net	4,557	4,577
Insurance recoveries for asbestos related liabilities	428	426
Deferred income taxes	328	283
Other assets	2,153	1,776
Total assets	$51,181	$49,316

LIABILITIES
Current liabilities:
Accounts payable	$5,598	$5,580
Commercial paper and other short-term borrowings	3,788	5,937
Current maturities of long-term debt	618	577
Accrued liabilities	5,907	6,277
Total current liabilities	15,911	18,371

Long-term debt	9,607	5,554
Deferred income taxes	767	558
Postretirement benefit obligations other than pensions	489	526
Asbestos related liabilities	1,259	1,251
Other liabilities	4,203	4,348

Redeemable noncontrolling interest	3	290

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	5,681	5,377
Common stock held in treasury, at cost	(13,071)	(11,664)
Accumulated other comprehensive loss	(2,499)	(2,535)
Retained earnings	27,702	26,147
Total Honeywell shareowners’ equity	18,771	18,283
Noncontrolling interest	171	135
Total shareowners’ equity	18,942	18,418
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$51,181	$49,316

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,486	$2,368
Less: Net income attributable to the noncontrolling interest	18	58
Net income attributable to Honeywell	2,468	2,310
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	364	335
Amortization	149	107
Repositioning and other charges	265	260
Net payments for repositioning and other charges	(266)	(215)
Pension and other postretirement income	(318)	(183)
Pension and other postretirement benefit payments	(81)	(48)
Stock compensation expense	96	91
Deferred income taxes	182	126
Excess tax benefits from share based payment arrangements	(68)	(56)
Other	9	103
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(513)	(250)
Inventories	(212)	(25)
Other current assets	18	(38)
Accounts payable	-	(24)
Accrued liabilities	(292)	(664)
Net cash provided by operating activities	1,801	1,829
Cash flows from investing activities:
Expenditures for property, plant and equipment	(475)	(408)
Proceeds from disposals of property, plant and equipment	1	3
Increase in investments	(1,821)	(3,866)
Decrease in investments	1,785	2,059
Cash paid for acquisitions, net of cash acquired	(1,084)	(185)
Proceeds from sales of businesses, net of fees paid	-	2
Other	52	(150)
Net cash used for investing activities	(1,542)	(2,545)
Cash flows from financing activities:
Net (decrease) increase in commercial paper and other short-term borrowings	(2,224)	1,129
Proceeds from issuance of common stock	243	125
Proceeds from issuance of long-term debt	4,473	14
Payments of long-term debt	(470)	(57)
Excess tax benefits from share based payment arrangements	68	56
Repurchases of common stock	(1,633)	(486)
Cash dividends paid	(957)	(851)
Payments to purchase the noncontrolling interest	(238)	-
Other	18	-
Net cash used for financing activities	(720)	(70)

Effect of foreign exchange rate changes on cash and cash equivalents	51	(219)
Net decrease in cash and cash equivalents	(410)	(1,005)
Cash and cash equivalents at beginning of period	5,455	6,959
Cash and cash equivalents at end of period	$5,045	$5,954

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at June 30, 2016, the results of operations for the quarter and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 should not necessarily be taken as indicative of the results of operations expected for the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2016 and 2015 were July 2, 2016 and June 27, 2015.

Note 2. Recent Accounting Pronouncements

Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, and in subsequent related updates and amendments, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

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

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting.  The guidance requires all income tax effects of awards to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to pay income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. We are evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 3. Acquisitions and Divestitures

During the six months ended June 30, 2016, we acquired businesses for an aggregate cost (net of cash acquired and debt assumed) of $1,053 million.

In July 2016, the Company entered into a definitive agreement to acquire Intelligrated, a leading provider of supply chain and warehouse automation technologies, for approximately $1.5 billion. The transaction is expected to close in the third quarter of 2016, pending regulatory approval. Intelligrated will be integrated into the Safety and Productivity Solutions segment. See Note 14 Subsequent Event of Notes to Financial Statements for further discussion of the Automation and Control Solutions (ACS) realignment announced in July 2016.

In December 2015, the Company acquired the Elster Division of Melrose Industries plc (Elster) for an aggregate value, net of cash acquired, of approximately $4,899 million. Elster is part of ACS and Performance Materials and Technologies (PMT). The following table summarizes the updated fair value estimates of the Elster assets and liabilities acquired as of the acquisition date:

Current assets	$525
Intangible assets	2,255
Other noncurrent assets	207
Current liabilities	(437)
Noncurrent liabilities	(988)
Net assets acquired	1,562
Noncontrolling interest	(3)
Goodwill	3,340
Purchase Price	$4,899

The purchase accounting for Elster is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, tax balances and certain pre-acquisition contingencies.

In May 2016, the Company announced its intention to spin off its Resins and Chemicals business into a standalone, publicly-traded company (to be named AdvanSix) to Honeywell shareowners. The transaction is expected to be completed by the end of 2016 and is subject to certain customary conditions, including, among others, assurance that the spin-off will be tax-free to Honeywell shareowners, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and final approval by Honeywell’s Board of Directors. The Resins and Chemicals business is part of PMT.

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Severance	$70	$38	$98	$75
Asset impairments	24	-	31	8
Exit costs	3	1	5	2
Reserve adjustments	(44)	(5)	(61)	(12)
Total net repositioning charge	53	34	73	73

Asbestos related litigation charges, net of insurance	56	46	109	92
Probable and reasonably estimable environmental liabilities	31	49	83	95

Total net repositioning and other charges	$140	$129	$265	$260

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of products and services sold	$79	$112	$184	$234
Selling, general and administrative expenses	37	17	57	26
Other (income) expense	24	-	24	-
	$140	$129	$265	$260

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Aerospace	$72	$48	$121	$96
Automation and Control Solutions	(1)	15	6	39
Performance Materials and Technologies	27	14	36	21
Corporate	42	52	102	104
	$140	$129	$265	$260

In the quarter ended June 30, 2016, we recognized a repositioning charge totaling $97 million including severance costs of $70 million related to workforce reductions of 2,578 manufacturing and administrative positions in ACS, Aerospace and PMT. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $24 million principally related to the write-off of certain intangible assets in connection with the planned sale of a PMT business. Also, $44 million of previously established accruals for severance in ACS, Aerospace and PMT were returned to income as a result of higher attrition than anticipated in

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in the scope of previously announced repositioning actions.

In the quarter ended June 30, 2015, we recognized a repositioning charge totaling $39 million primarily for severance costs related to workforce reductions of 940 manufacturing and administrative positions primarily in ACS and PMT. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives.

In the six months ended June 30, 2016, we recognized a repositioning charge totaling $134 million including severance costs of $98 million related to workforce reductions of 2,871 manufacturing and administrative positions in ACS, Aerospace and PMT. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies and outsourcing of certain packaging operations. The repositioning charge included asset impairments of $31 million principally related to the write-off of certain intangible assets in connection with the planned sale of a PMT business. Also, $61 million of previously established accruals, primarily for severance, in ACS, Aerospace and PMT, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in the scope of previously announced repositioning actions.

In the six months ended June 30, 2015, we recognized a repositioning charge totaling $85 million including severance costs of $75 million related to workforce reductions of 3,980 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and outsourcing of certain component manufacturing in ACS. Also, $12 million of previously established accruals, primarily for severance, mainly in ACS, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2015	$329	$-	$21	$350
Charges	98	31	5	134
Usage - cash	(96)	-	(3)	(99)
Usage - noncash	-	(31)	-	(31)
Foreign currency translation	5	-	-	5
Adjustments	(60)	-	(1)	(61)
June 30, 2016	$276	$-	$22	$298

Certain repositioning projects in 2016 and 2015 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 5. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic	2016	2015	2016	2015

Net income attributable to Honeywell	$1,282	$1,194	$2,468	$2,310

Weighted average shares outstanding	763.3	783.3	765.5	783.5

Earnings per share of common stock	$1.68	$1.52	$3.22	$2.95
10

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Assuming Dilution	2016	2015	2016	2015

Net income attributable to Honeywell	$1,282	$1,194	$2,468	$2,310

Average Shares
Weighted average shares outstanding	763.3	783.3	765.5	783.5
Dilutive securities issuable - stock plans	9.1	9.6	9.1	9.9
Total weighted average shares outstanding	772.4	792.9	774.6	793.4

Earnings per share of common stock	$1.66	$1.51	$3.19	$2.91

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2016, the weighted average number of stock options excluded from the computations were 6.7 million and 7.6 million. For the three and six months ended June 30, 2015, the weighted average number of stock options excluded from the computations were 7.0 million and 7.4 million. These stock options were outstanding at the end of each period.

Note 6. Accounts, Notes and Other Receivables

	June 30,	December 31,
	2016	2015

Trade	$8,338	$7,901
Other	667	436
	9,005	8,337
Less: Allowance for doubtful accounts	(275)	(262)
	$8,730	$8,075

Trade receivables include $1,648 and $1,590 million of unbilled balances under long-term contracts as of June 30, 2016 and December 31, 2015. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 7. Inventories

	June 30,	December 31,
	2016	2015

Raw materials	$1,179	$1,120
Work in process	854	826
Finished products	2,736	2,590
	4,769	4,536
Reduction to LIFO cost basis	(91)	(116)
	$4,678	$4,420
11

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 8. Long-term Debt and Credit Agreements

	June 30,	December 31,
	2016	2015

5.40% notes due 2016	$-	$400
5.30% notes due 2017	400	400
Floating rate Euro notes due 2018	1,112	-
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
0.65% Euro notes due 2020	1,112	-
4.25% notes due 2021	800	800
1.30% Euro notes due 2023	1,389	-
3.35% notes due 2023	300	300
2.25% Euro notes due 2028	834	-
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.6%-9.5% maturing at various dates through 2023	431	384
	10,225	6,131
Less: current portion	(618)	(577)
	$9,607	$5,554

In February 2016, the Company issued €1,000 million Floating Rate Senior Notes due 2018, €1,000 million 0.65% Senior Notes due 2020, €1,250 million 1.30% Senior Notes due 2023 and €750 million 2.25% Senior Notes due 2028 (collectively, the “Euro Notes”). The Euro Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $4,438 million, offset by $17 million in discount and closing costs related to the offering.

On April 29, 2016, the Company entered into Amendment No. 2 (Amendment) to the Amended and Restated $4 billion Credit Agreement dated as of July 10, 2015, as amended by the certain Amendment No. 1 dated as of September 30, 2015 (as so amended, the “Credit Agreement”), with a syndicate of banks. The Credit Agreement is maintained for general corporate purposes. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $4.5 billion. The Amendment, among other things, extends the Credit Agreement’s termination date from July 10, 2020 to July 10, 2021.

On April 29, 2016, the Company entered into a $1.5 billion 364-Day Credit Agreement (364-Day Credit Agreement) with a syndicate of banks. The 364-Day Credit Agreement is maintained for general corporate purposes.

On April 29, 2016, the Company terminated all commitments under the $3 billion credit agreement dated as of September 30, 2015, among the Company, the lenders party thereto and Citibank, N.A., as administrative agent.

12

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

A full description of the Credit Agreement and the 364-day Credit Agreement can be found in the Company’s Current Report on Form 8-K, dated April 29, 2016.

There have been no borrowings under any of the credit agreements previously described.

Note 9. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 14, Financial Instruments and Fair Value Measures, of Notes to Financial Statements in our 2015 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30,	December 31,
	2016	2015
Assets:
Foreign currency exchange contracts	$152	$28
Available for sale investments	1,432	1,501
Interest rate swap agreements	129	92

Liabilities:
Foreign currency exchange contracts	$49	$17

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$275	$273	$292	$283
Liabilities
Long-term debt and related current maturities	$10,225	$11,359	$6,131	$6,721

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and six months ended June 30, 2016, we recognized $8 million and $37 million of

13

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

gains in earnings on interest rate swap agreements. For the three and six months ended June 30, 2015, we recognized $29 million and $13 million of losses in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $122 million and $90 million of income in Other (Income) Expense for the three and six months ended June 30, 2016. We recognized $24 million of income and $138 million of expense in Other (Income) Expense for the three and six months ended June 30, 2015.

Note 10. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2015	$(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	48	-	6	54
Amounts reclassified from accumulated other comprehensive income (loss)	-	(31)	13	(18)
Net current period other comprehensive income (loss)	48	(31)	19	36
Balance at June 30, 2016	$(1,844)	$(675)	$20	$(2,499)

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2014	$(740)	$(728)	$9	$(1,459)
Other comprehensive income (loss) before reclassifications	(510)	(17)	68	(459)
Amounts reclassified from accumulated other comprehensive income (loss)	-	7	(58)	(51)
Net current period other comprehensive income (loss)	(510)	(10)	10	(510)
Balance at June 30, 2015	$(1,250)	$(738)	$19	$(1,969)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales
Aerospace
Products	$2,556	$2,623	$5,046	$5,086
Services	1,223	1,204	2,438	2,348
Total	3,779	3,827	7,484	7,434
Automation and Control Solutions
Products	3,574	3,243	6,960	6,222
Services	312	310	603	595
Total	3,886	3,553	7,563	6,817
Performance Materials and Technologies
Products	1,905	1,932	3,648	3,854
Services	421	463	818	883
Total	2,326	2,395	4,466	4,737
	$9,991	$9,775	$19,513	$18,988

Segment Profit
Aerospace	$791	$777	$1,589	$1,529
Automation and Control Solutions	615	567	1,145	1,083
Performance Materials and Technologies	490	509	931	1,012
Corporate	(49)	(50)	(98)	(100)
Total segment profit	1,847	1,803	3,567	3,524

Other income (expense)(a)	(7)	12	5	24
Interest and other financial charges	(85)	(77)	(170)	(154)
Stock compensation expense(b)	(43)	(39)	(96)	(91)
Pension ongoing income(b)	151	103	301	203
Other postretirement income (expense)(b)	8	(11)	17	(20)
Repositioning and other charges (b)	(116)	(129)	(241)	(260)
Income before taxes	$1,755	$1,662	$3,383	$3,226

(a)	Equity income (loss) of affiliated companies is included in segment profit.
(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
15

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Pension Benefits

Net periodic pension benefit income for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Service cost	$47	$57	$95	$114
Interest cost	150	178	300	356
Expected return on plan assets	(306)	(321)	(612)	(641)
Amortization of prior service (credit) cost	(11)	6	(22)	12
	$(120)	$(80)	$(239)	$(159)

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Service cost	$13	$13	$25	$26
Interest cost	47	45	94	89
Expected return on plan assets	(100)	(89)	(199)	(179)
Amortization of prior service (credit)	(1)	(1)	(2)	(1)
	$(41)	$(32)	$(82)	$(65)

Note 13. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19 Commitments and Contingencies of Notes to Financial Statements in our 2015 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2015	$518
Accruals for environmental matters deemed probable and reasonably estimable	83
Environmental liability payments	(77)
Other	(1)
June 30, 2016	$523

Environmental liabilities are included in the following balance sheet accounts:

	June 30,	December 31,
	2016	2015
Accrued liabilities	$252	$253
Other liabilities	271	265
	$523	$518

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.
•	Bendix Friction Materials (Bendix) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2015	$622	$921	$1,543
Accrual for update to estimated liability	102	5	107
Asbestos related liability payments	(96)	(3)	(99)
June 30, 2016	$628	$923	$1,551

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2015	$124	$325	$449
Probable insurance recoveries related to estimated liability	10	-	10
Insurance receivables settlements	1	-	1
Insurance receipts for asbestos related liabilities	(6)	(3)	(9)

June 30, 2016	$129	$322	$451
17

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30,	December 31,
	2016	2015
Other current assets	$23	$23
Insurance recoveries for asbestos related liabilities	428	426
	$451	$449

Accrued liabilities	$292	$292
Asbestos related liabilities	1,259	1,251
	$1,551	$1,543

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2016 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement. Claims processing will continue during this period subject to a defined dispute resolution process. As of June 30, 2016, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for pre-established unliquidated claims ($145 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($35 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust through 2018 ($743 million). In the absence of actual trust experience on which to base the estimate, Honeywell projected the probable value of asbestos related future liabilities, including trust claim handling costs, based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Some critical assumptions underlying this methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. In light of the uncertainties inherent in making long-term projections and in connection with the recent implementation of the Trust Distribution Procedures by the NARCO Trust, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Chapter 11 case, we do not believe that we have a reasonable basis for estimating NARCO asbestos claims beyond 2018.

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

Friction Products—the following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended	Years Ended
	June 30,	December 31,
Claims Activity	2016	2015	2014
Claims Unresolved at the beginning of period	7,779	9,267	12,302
Claims Filed	1,421	2,862	3,694
Claims Resolved (1)	(1,183)	(4,350)	(6,729)
Claims Unresolved at the end of period	8,017	7,779	9,267

(1) Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2015 and 2014 include significantly aged (i.e., pending for more than six years) claims totaling 153 and 1,266.

Disease Distribution of Unresolved Claims	June 30,	December 31,
	2016	2015	2014
Mesothelioma and Other Cancer Claims	3,791	3,772	3,933
Nonmalignant Claims	4,226	4,007	5,334
Total Claims	8,017	7,779	9,267

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in whole dollars)
Malignant claims	$44,000	$53,500	$51,000	$49,000	$48,000
Nonmalignant claims	$100	$120	$850	$1,400	$1,000

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

Note 14. Subsequent Event

In July 2016, the Company announced that it is realigning the business units comprising its Automation and Control Solutions business segment by forming two new business segments: Home and Building Technologies (HBT) and Safety and Productivity Solutions (SPS).  HBT will include Environmental & Energy Solutions, Security and Fire, and Building Solutions and Distribution. Additionally, the Industrial Combustion/Thermal business, previously part of Environmental & Energy Solutions in ACS, will become part of Performance Materials and Technologies. SPS will include Sensing & Productivity Solutions and Industrial Safety, as well as the Intelligrated acquisition after it closes. Under the realigned segment reporting structure, the Company will have four business segments:  Aerospace, Performance Materials and Technologies, HBT, and SPS.  The Company intends to report its financial performance based on this realignment effective with the reporting of third quarter 2016 results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and six months ended June 30, 2016. The financial information as of June 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

In July 2016, the Company announced that it is realigning the business units comprising its Automation and Control Solutions (ACS) business segment by forming two new business segments: Home and Building Technologies (HBT) and Safety and Productivity Solutions (SPS).  HBT will include Environmental & Energy Solutions, Security and Fire, and Building Solutions and Distribution. Additionally, the Industrial Combustion/Thermal business, previously part of Environmental & Energy Solutions in ACS, will become part of Performance Materials and Technologies (PMT). SPS will include Sensing & Productivity Solutions and Industrial Safety, as well as the Intelligrated acquisition after it closes. Under the realigned segment reporting structure, the Company will have four business segments:  Aerospace, PMT, HBT, and SPS. The Company intends to report its financial performance based on this realignment effective with the reporting of results for the third quarter 2016.

A.	Results of Operations – three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015

Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$9,991	$9,775	$19,513	$18,988
% change compared with prior period	2%		3%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	(2)%	(1)%
Foreign Currency Translation	(1)%	(1)%
Acquisitions/Divestitures	5%	5%
	2%	3%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact for the quarter ended June 30, 2016 is principally driven by the weakening of the British Pound, Chinese Renminbi and Canadian Dollar, partially offset by the strengthening of the Euro against the U.S. Dollar. The foreign currency translation impact for the six months ended June 30, 2016 is principally driven by the weakening of the Canadian Dollar, British Pound and Chinese Renminbi against the U.S. Dollar.

Cost of Products and Services Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of products and services sold	$6,821	$6,814	$13,368	$13,176
% change compared with prior period	-		1%

Gross Margin percentage	31.7%	30.3%	31.5%	30.6%

Cost of products and services sold were flat in the quarter ended June 30, 2016 principally due to an increase in direct material and labor costs of approximately $90 million (driven primarily by acquisitions, partially offset by the favorable impact from productivity, net of inflation, lower sales volumes and foreign currency), offset by increased pension and other postretirement benefits income of approximately $55 million and lower repositioning and other charges of approximately $35 million.

Cost of products and services sold increased in the six months ended June 30, 2016 principally due to an increase in direct material and labor costs of approximately $310 million (driven primarily by acquisitions, partially offset by the favorable impact from productivity, net of inflation, foreign currency and lower sales volumes), partially offset by increased pension and other postretirement benefits income of approximately $110 million and lower repositioning and other charges of approximately $50 million.

Gross margin percentage increased in the quarter and six months ended June 30, 2016 primarily due to higher segment gross margin in Aerospace and PMT (approximately 0.6 and 0.5 percentage point impact for the quarter and six month periods), increased pension and other postretirement benefits income (approximately 0.6 percentage point impact for the quarter and six month periods) and lower repositioning and other charges (approximately 0.3 percentage point impact for the quarter and six month periods), partially offset by lower segment gross margin in ACS (approximately 0.2 and 0.5 percentage point impact for the quarter and six month periods), principally attributed to acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Selling, general and administrative expense	$1,329	$1,242	$2,609	$2,472
Percent of sales	13.3%	12.7%	13.4%	13.0%

Selling, general and administrative expenses (SG&A) increased in the quarter ended June 30, 2016 primarily due to an increase in labor costs, principally attributed to acquisitions.

SG&A increased in the six months ended June 30, 2016 primarily due to an increase in labor costs (principally attributed to acquisitions and merit increases, partially offset by a reduction in incentive compensation), partially offset by the favorable impact from foreign currency translation.

Tax Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Tax expense	$465	$440	$897	$858
Effective tax rate	26.5%	26.5%	26.5%	26.6%

The effective tax rates for the quarter and six months ended June 30, 2016 were lower than the U.S. federal statutory rate of 35% due, in part, to non-U.S. earnings taxed at lower rates, the vast majority of which we intend to permanently reinvest outside the United States, and benefits from manufacturing incentives.

The Company currently expects the effective tax rate for 2016 to be approximately 26.5%. The effective tax rate can vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments.

Net Income Attributable to Honeywell

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income attributable to Honeywell	$1,282	$1,194	$2,468	$2,310

Earnings per share of common stock – assuming dilution	$1.66	$1.51	$3.19	$2.91

Earnings per share of common stock – assuming dilution increased in the quarter and six months ended June 30, 2016 primarily driven by higher pension and other postretirement income, increased segment profit in Aerospace and ACS, partially offset by decreased segment profit in PMT, and a decrease in the weighted average shares outstanding.

Review of Business Segments

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2016	2015	Change	2016	2015	Change

Aerospace Sales
Commercial Aviation Original Equipment	$676	$741	(9)%	$1,377	$1,424	(3)%
Commercial Aviation Aftermarket	1,207	1,143	6%	2,355	2,225	6%
Defense and Space	1,096	1,178	(7)%	2,165	2,253	(4)%
Transportation Systems	800	765	5%	1,587	1,532	4%
Total Aerospace Sales	3,779	3,827		7,484	7,434

Automation and Control Solutions Sales
Energy Safety & Security	2,709	2,389	13%	5,307	4,623	15%
Building Solutions & Distribution	1,177	1,164	1%	2,256	2,194	3%
Total Automation and Control
Solutions Sales	3,886	3,553		7,563	6,817

Performance Materials and Technologies Sales
UOP	614	745	(18)%	1,182	1,659	(29)%
Process Solutions	778	687	13%	1,474	1,319	12%
Advanced Materials	934	963	(3)%	1,810	1,759	3%
Total Performance Materials and
Technologies Sales	2,326	2,395		4,466	4,737

Net Sales	$9,991	$9,775		$19,513	$18,988

Aerospace

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change

Net sales	$3,779	$3,827	(1)%	$7,484	$7,434	1%
Cost of products and services sold	2,757	2,818		5,439	5,437
Selling, general and administrative expenses	153	156		298	317
Other	78	76		158	151
Segment profit	$791	$777	2%	$1,589	$1,529	4%
24

	2016 vs. 2015
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(2)%	1%	-	5%
Foreign currency translation	-	-	-	(1)%
Acquisitions and divestitures, net	1%	1%	1%	-
Total % Change	(1)%	2%	1%	4%

Aerospace sales decreased in the quarter ended June 30, 2016 primarily due to a decrease in organic sales volumes, partially offset by growth from acquisitions, net of divestitures.

Aerospace sales increased in the six months ended June 30, 2016 primarily driven by growth from acquisitions, net of divestitures.

•	Commercial Original Equipment sales decreased 9% (decreased 8% organic) in the quarter ended June 30, 2016 and decreased 3% (decreased 2% organic) in the six months ended June 30, 2016 primarily due to lower shipments to business and general aviation original equipment manufacturers (OEMs) and higher incentives to air transport and regional OEMs (OEM incentives), partially offset by higher shipments to air transport and regional OEMs. Consistent with broader aerospace industry trends, we expect the continuation of lower business and general aviation OEM sales volumes, similar to our experience during the quarter and six months ended June 30, 2016.

•	Commercial Aftermarket sales increased 6% (increased 6% organic) in the quarter ended June 30, 2016 and increased 6% (increased 6% organic) in the six months ended June 30, 2016 primarily driven by higher repair and overhaul activities and increased spares shipments.

•	Defense and Space sales decreased 7% (decreased 10% organic) in the quarter ended June 30, 2016 and decreased 4% (decreased 6% organic) in the six months ended June 30, 2016 primarily due to declines in international programs and lower U.S. government services revenue, partially offset by sales from the COM DEV acquisition.

•	Transportation Systems sales increased 5% (increased 3% organic) in the quarter ended June 30, 2016 and increased 4% (increased 5% organic) in the six months ended June 30, 2016 primarily driven by new platform launches and higher global turbo penetration.

Aerospace segment profit increased in the quarter ended June 30, 2016 primarily driven by higher operational segment profit and acquisitions, net of divestitures. The increase in operational segment profit is primarily driven by productivity, net of inflation, and favorable pricing, partially offset by continued investments for growth and higher OEM incentives. Cost of products and services sold decreased in the quarter ended June 30, 2016 primarily driven by productivity, net of inflation and lower organic sales volumes, partially offset by continued investments for growth and acquisitions, net of divestitures.

Aerospace segment profit increased in the six months ended June 30, 2016 primarily driven by an increase in operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily driven by productivity, net of inflation, and favorable pricing, partially offset by continued investments for growth and higher OEM incentives. Cost of products and services sold was approximately flat in the six months ended June 30, 2016.

Automation and Control Solutions

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Net sales	$3,886	$3,553	9%	$7,563	$6,817	11%
Cost of products and services sold	2,551	2,314		4,996	4,403
Selling, general and administrative expenses	640	599		1,263	1,186
Other	80	73		159	145
Segment profit	$615	$567	8%	$1,145	$1,083	6%

	2016 vs. 2015
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(1)%	3%	2%	4%
Foreign currency translation	(1)%	(2)%	(2)%	(2)%
Acquisitions and divestitures, net	11%	7%	11%	4%
Total % Change	9%	8%	11%	6%

ACS sales increased in the quarter and six months ended June 30, 2016 primarily due to growth from acquisitions partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Energy, Safety & Security increased 13% (decreased 2% organic) in the quarter ended June 30, 2016 and increased 15% (flat organic) in the six months ended June 30, 2016 principally due to acquisitions partially offset by the unfavorable impact of foreign currency translation and decreased sales volume in Sensing & Productivity Solutions.

•	Sales in Building Solutions & Distribution increased 1% (increased 3% organic) in the quarter ended June 30, 2016 and increased 3% (increased 5% organic) in the six months ended June 30, 2016 principally due to organic sales growth partially offset by the unfavorable impact of foreign currency translation. Organic sales growth was primarily due to increased sales volume in the Americas Distribution business and growth in the project installation and services businesses partially offset by the unfavorable impact of foreign currency translation.

ACS segment profit increased in the quarter and six months ended June 30, 2016 due to acquisitions and higher operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to the positive impact of price and productivity, net of inflation, partially offset by continued investments for growth. Cost of products and services sold increased in the quarter and six months ended June 30, 2016 primarily due to acquisitions and higher organic sales volumes partially offset by the favorable impact of foreign currency translation and productivity, net of inflation.

Performance Materials and Technologies

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Net sales	$2,326	$2,395	(3)%	$4,466	$4,737	(6)%
Cost of products and services sold	1,554	1,636		2,984	3,218
Selling, general and administrative expenses	244	218		476	440
Other	38	32		75	67
Segment profit	$490	$509	(4)%	$931	$1,012	(8)%

	2016 vs. 2015
	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(5)%	(6)%	(7)%	(9)%
Foreign currency translation	(1)%	(1)%	(2)%	(2)%
Acquisitions and divestitures, net	3%	3%	3%	3%
Total % Change	(3%)	(4)%	(6%)	(8%)

PMT sales decreased in the quarter and six months ended June 30, 2016 due to a decrease in organic sales volumes and the unfavorable impact of foreign currency translation, partially offset by growth from acquisitions.

•	UOP sales decreased 18% (decreased 17% organic) in the quarter ended June 30, 2016 and decreased 29% (decreased 28% organic) in the six months ended June 30, 2016 primarily driven by lower gas processing revenues due to a significant slowdown in customer projects, which is expected to continue, decreased equipment sales, decreased licensing sales in the second quarter, and decreased catalyst volumes. Catalyst volumes are expected to increase in the second half of 2016.

•	Process Solutions sales increased 13% (increased 8% organic) in the quarter ended June 30, 2016 and increased 12% (increased 9% organic) in the six months ended June 30, 2016 primarily driven by higher revenues in projects, increased volumes in field products driven by the Elster acquisition, and increased software and services revenues.

•	Advanced Materials sales decreased 3% (decreased 5% organic) in the quarter ended June 30, 2016 primarily driven by lower market pricing as well as lower raw material pass-through pricing in Resins and Chemicals, partially offset by increased volumes in Specialty Products and Fluorine Products.

Advanced Materials sales increased 3% (flat organic) in the six months ended June 30, 2016 primarily driven by increased volumes in Fluorine Products and Specialty Products, partially offset by lower market pricing as well as lower raw material pass-through pricing in Resins and Chemicals.

PMT segment profit decreased in the quarter and six months ended June 30, 2016 due to a decrease in operational segment profit and the unfavorable impact of foreign currency translation, partially offset by acquisitions. The decrease in operational segment profit is primarily due to lower organic sales volume, particularly in UOP as described above. Cost of products and services sold decreased in the quarter and six months ended June 30, 2016 primarily due to lower organic sales volumes, favorable foreign currency translation, and productivity, net of inflation, partially offset by acquisitions.

Repositioning and Other Charges

Our repositioning actions are expected to generate incremental pretax savings of $175 million to $200 million in 2016 compared with 2015 principally from planned workforce reductions. Cash spending related to our repositioning actions was $99 million in the six months ended June 30, 2016 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $175 million in 2016 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Six Months Ended
	June 30,
	2016	2015
Cash provided by (used for):
Operating activities	$1,801	$1,829
Investing activities	(1,542)	(2,545)
Financing activities	(720)	(70)
Effect of exchange rate changes on cash	51	(219)
Net decrease in cash and cash equivalents	$(410)	$(1,005)

Cash provided by operating activities decreased by $28 million primarily due to an unfavorable impact from working capital of $426 million, partially offset by a favorable impact from accrued liabilities of $372 million (primarily driven by a $223 million decrease in customer advances and deferred income and the absence of $151 million in OEM incentive payments, both from 2015).

Cash used for investing activities decreased by $1,003 million primarily due to a net $1,771 million decrease in investments, primarily short term marketable securities, and a decrease of $202 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities. Decreases were partially offset by an increase in cash paid for acquisitions of $899 million, most significantly Xtralis International Holdings Limited and COM DEV International.

Cash used for financing activities increased by $650 million primarily due to (i) an increase in net repurchases of common stock of $1,029 million, (ii) the acquisition of the remaining 30% noncontrolling interest of UOP Russell LLC for $238 million and (iii) an increase in cash dividends paid of $106 million including amounts paid to former UOP Russell LLC noncontrolling shareholder, partially offset by an increase in the net proceeds from debt issuances of $693 million.

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

In the three months ended June 30, 2016, the Company repurchased $477 million of outstanding shares. Under the Company’s previously approved $5 billion share repurchase program, $4.5 billion remained available as of June 30, 2016 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

See Note 3 Acquisitions and Divestitures and Note 8 Long-term Debt and Credit Agreements of Notes to Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 13 Commitments and Contingencies of Notes to Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of June 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2015 Annual Report on Form 10-K. As of June 30, 2016, there has been no material change in this information.

Item 4. Controls and Procedures

Honeywell management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that Honeywell files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None

Item 2. Changes in Securities and Use of Proceeds

Honeywell purchased 4,192,921 shares of its common stock, par value $1 per share, in the quarter ended June 30, 2016. In April 2016, the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock, which replaces the previously approved share repurchase program. $4.5 billion remained available as of June 30, 2016 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)

May 2016	3,742,921	$113.75	3,742,921	$4,574
June 2016	450,000	$114.11	450,000	$4,523

Item 5. Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders.  Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.  During the second quarter of 2016, after the easing of certain sanctions by the United States against Iran in January 2016 and in compliance with all applicable laws, including sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC), the Company’s wholly-owned non-U.S. subsidiaries associated with our UOP business have entered into three contracts with non-U.S. distributors to sell non-U.S.-origin adsorbents for end use at petrochemical plants in Iran pursuant to and in compliance with the terms and conditions of OFAC’s General License H.   These adsorbents remove contaminants from hydrocarbon streams in petrochemical plants.  The revenues from these sales totaled the U.S. Dollar equivalent of approximately $2 million. Additionally, the Company’s wholly-owned non-U.S. subsidiaries associated with our Process Solutions business have entered into a contract with an Iranian distributor to sell non-U.S. origin gas meters for end use at petrochemical facilities in Iran. The total value of the contract is the U.S. Dollar equivalent of approximately $3.5 million and the amount of revenue in the second quarter was the U.S. Dollar equivalent of approximately $400,000. Our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with all applicable laws, which sales may require additional disclosure pursuant to Section 13(r) of the Act.

Chief Executive Officer Succession Plan

Honeywell’s Board of Directors (the “Board”) announced that Mr. Darius Adamczyk, age 50, would become the Company’s Chief Executive Officer and a member of the Board on March 31, 2017. Honeywell’s current Chairman and Chief Executive Officer, Mr. David M. Cote, will cease to be Chief Executive Officer on that date but remain as an employee of the Company in the capacity as Chairman of the Board through Honeywell’s 2018 shareowners meeting. Mr. Adamczyk is currently Honeywell’s Chief Operating Officer, a position he will continue to hold until he becomes Chief Executive Officer.

In addition, the Board announced that it was changing the structure of its Lead Director position.  Instead of the existing one-year rotating term based on seniority, the Board has determined that a permanent Lead Director will be better suited to managing the leadership transition contemplated by Mr. Adamczyk’s promotion.  As part of these changes, the Board formally adopted selection criteria it will use in designating the Lead Director, including, among other things: ensuring that the Lead Director is able to commit the time and level of engagement required to fulfill the substantial responsibilities of the Lead Director role; possession of effective communication skills to facilitate engagement with key stakeholders; and, experience broadly in line with Honeywell’s corporate strategy such as leading a large, complex business organization, international experience and an understanding of relevant end markets and technologies. The Board intends to review the Lead Director’s performance on a biennial basis and, as appropriate, re-elect or elect one of its members.  To better facilitate a smooth leadership transition, the Board also added several new responsibilities to the Lead Director role including, among other things, providing guidance on key strategic and operational Board agenda topics, periodic consultation with management about the scope and content of materials provided to the Board, and serving as ex-officio member of each Board committee.

The Board also announced that it has elected Mr. Jaime Chico Pardo as the Company’s Lead Director to serve until at least the 2018 annual meeting of shareholders.  Mr. Chico Pardo is currently the President and Chief Executive Officer of ENESA, a private fund investing in the Mexican energy and health care sectors.  The Board based its decision on the selection criteria described above and formalized in its Corporate Governance Guidelines.  In selecting Mr. Chico Pardo, the Board was particularly cognizant of among other things: Mr. Chico Pardo’s ability to devote the time and energy necessary to undertake the lead director role; long board tenure; deep knowledge and understanding of Honeywell, its technologies and the end markets that it serves; global business experience and knowledge of relevant technologies; experience leading Telefonos De Mexico, a large, complex business organization; and, effective communication skills with other Board members, shareholders and management. To accommodate Mr. Chico Pardo’s expanded Lead Director role, the Board also announced that Mr. Chico Pardo will relinquish his position as the Chairman of the Company’s Retirement Plans Committee, to be replaced by Dr. Bradley T. Sheares, who currently is a member of that committee.

Mr. Pardo, together with the Chair of the Management Development and Compensation Committee, Mr. Scott Davis, will be actively engaging with the Company’s largest shareholders over the coming months to discuss adoption of a number of changes to Honeywell’s compensation plans.  These changes are expected to include, among other things, making payouts under the Company’s annual incentive plan for senior executives mostly formulaic and less discretionary, utilizing three-year overlapping performance cycles in its long-term performance plan (instead of two-year, non-overlapping) and rebalancing the mix of long-term incentive awards for senior executives to place majority weight on performance-based equity.  The Board intends to announce these changes to its compensation plans in advance of the issuance of its 2017 proxy statement.

In order to allow for a more seamless leadership succession and extend Mr. Cote’s involvement with the Company beyond the end date contemplated by his prior employment agreement, the Board announced that Honeywell and Mr. Cote have entered into a Business Continuity Agreement (the “Continuity Agreement”) which amends, replaces and terminates the retention agreement dated December 11, 2014 between the Company and Mr. Cote (the “December 2014 Retention Agreement”). The Continuity Agreement, which allows the Company to leverage Mr. Cote’s expertise over a longer period of time, resulted from the Board’s rigorous long-term succession planning. The Performance Stock Options granted to Mr. Cote under the terms of the December 2014 Retention Agreement are rescinded and their value forfeited under the terms of the Continuity Agreement. The Continuity Agreement contemplates that while serving in the capacity as Chairman, Mr. Cote will be paid cash base compensation at an annualized rate of $500,000, will no longer be eligible for annual long-term incentive compensation awards from the Company and, except for a portion of 2017 related to his service as CEO and described below, will no longer be eligible for short-term incentive compensation.

In addition, the Continuity Agreement provides certain benefits to Mr. Cote if he (i) remains as the Company’s Chief Executive Officer through March 31, 2017, (ii) provides the Board with certain consulting services for a five-year period following his retirement from the Company, and (iii) refrains from taking certain actions during this period. The benefits include (i) the use of an office and IT and secretarial support during the period Mr. Cote provides consulting services to the Company; (ii) access to Company aircraft under a timeshare lease, with the cost to be paid for by Mr. Cote at the maximum lease rates permitted under FAA rules for up to a 20-year period; (iii) incentive compensation payouts (“ICP”) for one-half of 2017 as determined by the Board of Directors in its discretion in the ordinary course and paid out at the same time as ICP awards are paid out to other Company officers; (iv) continued vesting of stock options granted to Mr. Cote by the Board of Directors in February 2016 and 2017; (v) treatment of the full amount of Mr. Cote’s 2014 ICP award as pensionable earnings ($500,000 of Mr. Cote’s 2014 ICP payment was determined by the Board of Directors to not be pensionable when it was awarded in 2014); and (vi) payments for the 2016-2017 Growth Plan performance cycle based on actual Company performance against plan goals, paid at the same time as other Company officers, and distributed in the form of company stock subject to an additional one-year holding period. If Mr. Cote were to leave the Company earlier than March 31, 2017, the benefits granted to him under the Continuity Agreement would be forfeited, unless his employment is terminated by the Company without cause or by him for “good reason”, or a Change in Control occurs prior to such date.

Item 6. Exhibits

(a)	See the Exhibit Index on page 34 of this Quarterly Report on Form 10-Q.
32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 22, 2016	By:	/s/ Jennifer H. Mak
Jennifer H. Mak
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
33

EXHIBIT INDEX

Exhibit No.	Description
10.1*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (filed herewith)

10.2*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (filed herewith)
10.3*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (filed herewith)

10.4*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Growth Plan Agreement (filed herewith)
10.5*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Stock Option Award Agreement (filed herewith)

10.6*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (filed herewith)

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 5 Earnings Per Share of Notes to Financial Statements.

*The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

34