Form 10-Q
period 2016-09-30
HONEYWELL INTERNATIONAL INC
filed 2016-10-21
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 762,124,709 shares of Common Stock outstanding at September 30, 2016.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of September 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

ITEM 1.  FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions, except per share amounts)

Product sales	$7,744	$7,573	$23,398	$22,735
Service sales	2,060	2,038	5,919	5,864
Net sales	9,804	9,611	29,317	28,599

Costs, expenses and other
Cost of products sold	5,594	5,372	16,545	16,126
Cost of services sold	1,309	1,282	3,726	3,704
	6,903	6,654	20,271	19,830
Selling, general and administrative expenses	1,367	1,202	3,976	3,674
Other (income) expense	(180)	(24)	(197)	(64)
Interest and other financial charges	82	72	252	226
	8,172	7,904	24,302	23,666

Income before taxes	1,632	1,707	5,015	4,933
Tax expense	384	431	1,214	1,289
Net income	1,248	1,276	3,801	3,644

Less: Net income attributable to the noncontrolling interest	8	12	26	70

Net income attributable to Honeywell	$1,240	$1,264	$3,775	$3,574

Earnings per share of common stock - basic	$1.62	$1.62	$4.93	$4.57

Earnings per share of common stock - assuming dilution	$1.60	$1.60	$4.86	$4.51

Cash dividends per share of common stock	$0.5950	$0.5175	$1.7850	$1.5525

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)

Net income	$1,248	$1,276	$3,801	$3,644
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	35	(383)	83	(893)

Actuarial losses	-	-	-	(17)
Actuarial losses recognized	4	5	11	15
Prior service credits recognized	(20)	(1)	(58)	(4)
Settlements and curtailments	-	2	-	2
Pension and other postretirement benefits adjustments	(16)	6	(47)	(4)

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(7)	(8)	(1)	60
Less: Reclassification adjustment for gains (losses) included in net income	(5)	19	(18)	77
Changes in fair value of effective cash flow hedges	(2)	(27)	17	(17)

Other comprehensive income (loss), net of tax	17	(404)	53	(914)

Comprehensive income	1,265	872	3,854	2,730
Less: Comprehensive income attributable to the noncontrolling interest	8	8	23	66
Comprehensive income attributable to Honeywell	$1,257	$864	$3,831	$2,664

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2016	2015

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,431	$5,455
Accounts, notes and other receivables	8,627	8,075
Inventories	4,587	4,420
Investments and other current assets	2,189	2,103
Total current assets	21,834	20,053
Investments and long-term receivables	639	517
Property, plant and equipment - net	5,725	5,789
Goodwill	17,846	15,895
Other intangible assets - net	4,847	4,577
Insurance recoveries for asbestos related liabilities	433	426
Deferred income taxes	335	283
Other assets	1,897	1,776
Total assets	$53,556	$49,316
LIABILITIES
Current liabilities:
Accounts payable	$5,418	$5,580
Commercial paper and other short-term borrowings	5,601	5,937
Current maturities of long-term debt	649	577
Accrued liabilities	6,545	6,277
Total current liabilities	18,213	18,371
Long-term debt	9,608	5,554
Deferred income taxes	701	558
Postretirement benefit obligations other than pensions	477	526
Asbestos related liabilities	1,278	1,251
Other liabilities	3,905	4,348
Redeemable noncontrolling interest	3	290
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	5,707	5,377
Common stock held in treasury, at cost	(13,182)	(11,664)
Accumulated other comprehensive loss	(2,482)	(2,535)
Retained earnings	28,190	26,147
Total Honeywell shareowners’ equity	19,191	18,283
Noncontrolling interest	180	135
Total shareowners’ equity	19,371	18,418
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$53,556	$49,316

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

	(Dollars in millions)
Cash flows from operating activities:
Net income	$3,801	$3,644
Less: Net income attributable to the noncontrolling interest	26	70
Net income attributable to Honeywell	3,775	3,574
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	546	503
Amortization	227	158
Gain on sale of non-strategic businesses and assets	(176)	(1)
Repositioning and other charges	567	393
Net payments for repositioning and other charges	(420)	(329)
Pension and other postretirement income	(471)	(269)
Pension and other postretirement benefit payments	(110)	(84)
Stock compensation expense	145	132
Deferred income taxes	146	284
Excess tax benefits from share based payment arrangements	-	(69)
Other	(33)	151
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(570)	52
Inventories	(233)	(20)
Other current assets	78	(111)
Accounts payable	(18)	(13)
Accrued liabilities	3	(795)
Net cash provided by operating activities	3,456	3,556
Cash flows from investing activities:
Expenditures for property, plant and equipment	(749)	(685)
Proceeds from disposals of property, plant and equipment	4	3
Increase in investments	(3,083)	(5,701)
Decrease in investments	2,658	4,050
Cash paid for acquisitions, net of cash acquired	(2,568)	(185)
Proceeds from sales of businesses, net of fees paid	304	3
Other	158	(69)
Net cash used for investing activities	(3,276)	(2,584)
Cash flows from financing activities:
Net (decrease) increase in commercial paper and other short-term borrowings	(425)	2,011
Proceeds from issuance of common stock	386	150
Proceeds from issuance of long-term debt	4,510	48
Payments of long-term debt	(478)	(148)
Excess tax benefits from share based payment arrangements	-	69
Repurchases of common stock	(1,866)	(1,721)
Cash dividends paid	(1,410)	(1,261)
Payments to purchase the noncontrolling interest	(238)	-
AdvanSix pre-separation funding	269	-
AdvanSix pre-spin borrowing	38	-
AdvanSix cash at spin-off	(38)	-
Other	(40)	(61)
Net cash provided by (used for) financing activities	708	(913)
Effect of foreign exchange rate changes on cash and cash equivalents	88	(455)
Net increase (decrease) in cash and cash equivalents	976	(396)
Cash and cash equivalents at beginning of period	5,455	6,959
Cash and cash equivalents at end of period	$6,431	$6,563

The Notes to Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at September 30, 2016, the results of operations for the quarter and nine months ended September 30, 2016 and 2015 and the cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 should not necessarily be taken as indicative of the results of operations expected for the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2016 and 2015 were October 1, 2016 and September 26, 2015.

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

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting.  The guidance requires all income tax effects of awards to be recognized in the income statement, which were previously presented as a component of Shareowners’ Equity, on a prospective basis.  The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity.  We have elected to early adopt the standard in the quarter ended September 30,

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

2016, which requires adoption effective as of the beginning of the fiscal year.  The primary impact of adoption was the recognition of excess tax benefits as a reduction in the provision for income taxes and related diluted earnings per share impacts of $30 million ($0.03 diluted earnings per share) for the quarter ended March 31, 2016, $38 million ($0.04 diluted earnings per share) for the quarter ended June 30, 2016 and $57 million ($0.07 diluted earnings per share) for the quarter ended September 30, 2016. These excess tax benefits previously reported in financing activities in the Consolidated Statement of Cash Flows are now reported as operating activities. Cash paid by the Company when directly withholding shares for tax-withholding purposes are classified as a financing activity on a retrospective basis.

The guidance allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain the current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock compensation expense. Classification of the excess tax benefits in the Consolidated Statement of Cash Flows are presented on a prospective basis starting January 1, 2016.

In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

Note 3. Acquisitions and Divestitures

During the quarter and nine months we acquired businesses for an aggregate cost (net of cash acquired and debt assumed) of $1,483 million and $2,532 million.

On August 29, 2016, the Company acquired Intelligrated, a leading provider of supply chain and warehouse automation technologies, for an aggregate value, net of cash acquired, of approximately $1,483 million. Intelligrated is part of Safety and Productivity Solutions. The preliminary determination of the assets and liabilities acquired with Intelligrated have been included in the Consolidated Balance Sheet as of September 30, 2016, including $1,124 million allocated to goodwill, which is non-deductible for tax purposes.

In December 2015, the Company acquired the Elster Division of Melrose Industries plc (Elster) for an aggregate value, net of cash acquired, of approximately $4,899 million. Elster is part of Home and Building Technologies and Performance Materials and Technologies. The following table summarizes the updated fair value estimates of the Elster assets and liabilities acquired as of the acquisition date:

Current assets	$522
Intangible assets	2,160
Other noncurrent assets	194
Current liabilities	(456)
Noncurrent liabilities	(919)
Net assets acquired	1,501
Noncontrolling interest	(3)
Goodwill	3,401
Purchase Price	$4,899

The purchase accounting for Elster and Intelligrated is subject to final adjustment, primarily for the valuation of intangible assets, amounts allocated to goodwill, tax balances and certain pre-acquisition contingencies.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

On October 1, 2016 the Company completed the tax-free spin-off of its Resins and Chemicals business, part of Performance Materials and Technologies, into a standalone, publicly-traded company (named AdvanSix) to Honeywell shareowners. Since the effective date of the spin-off falls within the fiscal third quarter, the assets and liabilities associated with AdvanSix have been removed from the Company’s third quarter Consolidated Balance Sheet. The results of operations for AdvanSix are included in the Consolidated Statement of Operations through the effective date of the spin-off. See Note 1 Basis of Presentation of Notes to Financial Statements for further discussion of the Company’s actual quarterly closing date convention.

Honeywell shareowners of record as of the close of business on September 16, 2016 received one share of AdvanSix common stock for every 25 shares of Honeywell common stock. Immediately prior to the effective date of the spin-off, AdvanSix incurred debt to make a cash distribution of $269 million to the Company. At the same time, AdvanSix also incurred $38 million of borrowings in order to fund its post spin-off working capital.

The Company entered into certain agreements with AdvanSix to effect our legal and structural separation including a transition services agreement with AdvanSix to provide certain administrative and other services for a limited time.

On September 16, 2016 the Company completed the sale of Honeywell Technology Solutions Inc. for a sale price of $300 million. The Company recognized a pre-tax gain of $176 million. The Honeywell Technology Solutions business was part of Aerospace.

Note 4. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Severance	$155	$63	$253	$138
Asset impairments	11	1	42	9
Exit costs	36	1	41	3
Reserve adjustments	(31)	(31)	(92)	(43)
Total net repositioning charge	171	34	244	107

Asbestos related litigation charges, net of insurance	64	50	173	142
Probable and reasonably estimable environmental liabilities	49	49	132	144
Other	18	-	18	-

Total net repositioning and other charges	$302	$133	$567	$393

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of products and services sold	$226	$129	$410	$363
Selling, general and administrative expenses	53	4	110	30
Other (income) expense	23	-	47	-
	$302	$133	$567	$393
9

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Aerospace	$144	$38	$265	$134
Home and Building Technologies	24	12	36	38
Performance Materials and Technologies	35	9	71	30
Safety and Productivity Solutions	10	16	4	29
Corporate	89	58	191	162
	$302	$133	$567	$393

In the quarter ended September 30, 2016, we recognized a repositioning charge totaling $202 million including severance costs of $155 million related to workforce reductions of 3,017 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to the separation of the former Automation and Control Solutions reporting segment into two new reporting segments (Home and Building Technologies and Safety and Productivity Solutions); factory transitions in Aerospace, Home and Building Technologies, Safety and Productivity Solutions and Performance Materials and Technologies to more cost-effective locations; and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge included exit costs of $36 million principally for expenses related to the spin-off of our AdvanSix business and closure obligations associated with factory transitions. Also, $31 million of previously established accruals for severance were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in the scope of previously announced repositioning actions.

In the quarter ended September 30, 2015, we recognized a repositioning charge totaling $65 million primarily for severance costs related to workforce reductions of 902 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $31 million of previously established accruals for severance were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in the scope of previously announced repositioning actions.

In the nine months ended September 30, 2016, we recognized a repositioning charge totaling $336 million including severance costs of $253 million related to workforce reductions of 5,888 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives; the separation of the former Automation and Control Solutions reporting segment into two new reporting segments; factory transitions in Aerospace, Home and Building Technologies, Safety and Productivity Solutions and Performance Materials and Technologies to more cost-effective locations; and achieving acquisition-related synergies. The repositioning charge included asset impairments of $42 million principally related to the write-off of certain intangible assets in connection with the sale of a Performance Materials and Technologies business. The repositioning charge included exit costs of $41 million principally for expenses related to the spin-off of our AdvanSix business and closure obligations associated with factory transitions. Also, $92 million of previously established accruals, primarily for severance, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in the scope of previously announced repositioning actions.

In the nine months ended September 30, 2015, we recognized a repositioning charge totaling $150 million primarily for severance costs related to workforce reductions of 4,882 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and outsourcing of certain component manufacturing in Home and Building Technologies. Also, $43 million of previously established

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

accruals, primarily for severance, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in the scope of previously announced repositioning actions.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2015	$329	$-	$21	$350
Charges	253	42	41	336
Usage - cash	(135)	-	(8)	(143)
Usage - noncash	(6)	(42)	-	(48)
Foreign currency translation	7	-	-	7
Adjustments	(91)	-	(1)	(92)
September 30, 2016	$357	$-	$53	$410

Certain repositioning projects in 2016 and 2015 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 5. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic	2016	2015	2016	2015
Net income attributable to Honeywell	$1,240	$1,264	$3,775	$3,574

Weighted average shares outstanding	763.7	780.4	765.0	782.5

Earnings per share of common stock	$1.62	$1.62	$4.93	$4.57

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assuming Dilution	2016	2015	2016	2015
Net income attributable to Honeywell	$1,240	$1,264	$3,775	$3,574

Average Shares
Weighted average shares outstanding	763.7	780.4	765.0	782.5
Dilutive securities issuable - stock plans	10.7	9.1	11.3	9.6
Total weighted average shares outstanding	774.4	789.5	776.3	792.1

Earnings per share of common stock	$1.60	$1.60	$4.86	$4.51

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2016, the weighted average number of stock options excluded from the computations were 5.5 million and 6.9 million. For the three and nine months ended September 30, 2015, the weighted average number of stock options excluded from the computations were 7.0 million and 7.3 million. These stock options were outstanding at the end of each period.

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Accounts, Notes and Other Receivables

	September 30,	December 31,
	2016	2015

Trade	$8,333	$7,901
Other	583	436
	8,916	8,337
Less: Allowance for doubtful accounts	(289)	(262)
	$8,627	$8,075

Trade receivables include $1,642 and $1,590 million of unbilled balances under long-term contracts as of September 30, 2016 and December 31, 2015. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 7. Inventories

	September 30,	December 31,
	2016	2015

Raw materials	$1,160	$1,120
Work in process	799	826
Finished products	2,693	2,590
	4,652	4,536
Reduction to LIFO cost basis	(65)	(116)
	$4,587	$4,420

Note 8. Property, Plant and Equipment - Net

	September 30,	December 31,
	2016	2015
Land and improvements	$380	$367
Machinery and equipment	9,872	10,505
Buildings and improvements	3,391	3,188
Construction in progress	965	848
	14,608	14,908
Less—Accumulated depreciation	(8,883)	(9,119)
	$5,725	$5,789
12

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2016 by segment is as follows:

			Currency
	December 31,	Acquisitions/	Translation	September 30,
	2015	Divestitures	Adjustment	2016

Aerospace	$2,296	$184	$(19)	$2,461
Home and Building Technologies	6,438	673	20	7,131
Performance Materials and Technologies	3,771	(136)	41	3,676
Safety and Productivity Solutions	3,390	1,178	10	4,578
	$15,895	$1,899	$52	$17,846
13

Honeywell International Inc.

Notes to Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Long-term Debt and Credit Agreements

	September 30,	December 31,
	2016	2015

5.40% notes due 2016	$-	$400
5.30% notes due 2017	400	400
Floating rate Euro notes due 2018	1,116	-
5.30% notes due 2018	900	900
5.00% notes due 2019	900	900
0.65% Euro notes due 2020	1,116	-
4.25% notes due 2021	800	800
1.30% Euro notes due 2023	1,395	-
3.35% notes due 2023	300	300
2.25% Euro notes due 2028	837	-
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.6%-9.5% maturing at various dates through 2023	446	384
	10,257	6,131
Less: current portion	(649)	(577)
	$9,608	$5,554

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

On August 5, 2016, the Company entered into a $1.5 billion 364-Day Credit Agreement (Second 364-Day Credit Agreement) with a syndicate of banks. The Second 364-Day Credit Agreement is maintained for general corporate purposes.

A full description of the Second 364-day Credit Agreement can be found in the Company’s Current Report on Form 8-K, dated August 5, 2016.

There have been no borrowings under any of the credit agreements previously described.

Note 11. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 14, Financial Instruments and Fair Value Measures, of Notes to Financial Statements in our 2015 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2016	December 31, 2015
Assets:
Foreign currency exchange contracts	$51	$28
Available for sale investments	1,823	1,501
Interest rate swap agreements	115	92

Liabilities:
Foreign currency exchange contracts	$30	$17

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$281	$272	$292	$283
Liabilities
Long-term debt and related current maturities	$10,257	$11,357	$6,131	$6,721

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

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and nine months ended September 30, 2016, we recognized $14 million of losses and $23 million of gains in earnings on interest rate swap agreements. For the three and nine months ended September 30, 2015, we recognized $24 million and $11 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $24 million and $114 million of income in Other (Income) Expense for the three and nine months ended September 30, 2016. We recognized $72 million of income and $66 million of expense in Other (Income) Expense for the three and nine months ended September 30, 2015.

Note 12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	83	-	(1)	82
Amounts reclassified from accumulated other comprehensive income (loss)	-	(47)	18	(29)
Net current period other comprehensive income (loss)	83	(47)	17	53
Balance at September 30, 2016	$(1,809)	$(691)	$18	$(2,482)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(740)	$(728)	$9	$(1,459)
Other comprehensive income (loss) before reclassifications	(893)	(17)	60	(850)
Amounts reclassified from accumulated other comprehensive income (loss)	-	13	(77)	(64)
Net current period other comprehensive income (loss)	(893)	(4)	(17)	(914)
Balance at September 30, 2015	$(1,633)	$(732)	$(8)	$(2,373)
16

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 13. Segment Financial Data

We globally manage our business operations through four reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as business unit income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, pension and other postretirement income (expense), stock compensation expense, repositioning and other charges.

In July 2016, the Company announced that it is realigning the business units comprising its Automation and Control Solutions reporting segment by forming two new reportable operating segments: Home and Building Technologies and Safety and Productivity Solutions. Home and Building Technologies includes Environmental & Energy Solutions, Security and Fire, and Building Solutions and Distribution. Additionally, the Industrial Combustion/Thermal business, previously part of Environmental & Energy Solutions in Automation and Control Solutions, became part of Performance Materials and Technologies. Safety and Productivity Solutions includes Sensing & Productivity Solutions and Industrial Safety, as well as the Intelligrated business. Under the realigned segment reporting structure, the Company has four reportable operating segments: Aerospace, Home and Building Technologies, Performance Materials and Technologies and Safety and Productivity Solutions. Effective with the quarter ended September 30, 2016 the Company has reported its financial performance based on this realignment.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period segment presentation.

17

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales
Aerospace
Products	$2,358	$2,557	$7,404	$7,643
Services	1,243	1,263	3,681	3,611
Total	3,601	3,820	11,085	11,254
Home and Building Technologies
Products	2,360	2,020	6,931	5,825
Services	341	293	923	861
Total	2,701	2,313	7,854	6,686
Performance Materials and Technologies
Products	1,924	1,810	5,822	5,784
Services	405	469	1,222	1,353
Total	2,329	2,279	7,044	7,137
Safety and Productivity Solutions
Products	1,102	1,186	3,241	3,483
Services	71	13	93	39
Total	1,173	1,199	3,334	3,522
	$9,804	$9,611	$29,317	$28,599
Segment Profit
Aerospace	$663	$833	$2,252	$2,362
Home and Building Technologies	441	408	1,213	1,088
Performance Materials and Technologies	503	474	1,484	1,517
Safety and Productivity Solutions	172	193	495	565
Corporate	(59)	(56)	(157)	(156)
Total segment profit	1,720	1,852	5,287	5,376
Other income (expense)(a)	169	15	174	39
Interest and other financial charges	(82)	(72)	(252)	(226)
Stock compensation expense(b)	(49)	(41)	(145)	(132)
Pension ongoing income(b)	146	96	447	299
Other postretirement income (expense)(b)	7	(10)	24	(30)
Repositioning and other charges (b)	(279)	(133)	(520)	(393)
Income before taxes	$1,632	$1,707	$5,015	$4,933

(a)	Equity income (loss) of affiliated companies is included in segment profit.
(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
18

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension Benefits

Net periodic pension benefit income for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$48	$58	$143	$172
Interest cost	150	179	450	535
Expected return on plan assets	(306)	(321)	(918)	(962)
Amortization of prior service (credit) cost	(11)	5	(33)	17
Settlements and curtailments	-	8	-	8
	$(119)	$(71)	$(358)	$(230)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$11	$13	$36	$39
Interest cost	43	44	137	133
Expected return on plan assets	(92)	(91)	(291)	(270)
Amortization of transition obligation	-	1	-	1
Amortization of prior service (credit)	-	(1)	(2)	(2)
Settlements and curtailments	-	2	-	2
	$(38)	$(32)	$(120)	$(97)

Note 15. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19 Commitments and Contingencies of Notes to Financial Statements in our 2015 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2015	$518
Accruals for environmental matters deemed probable and reasonably estimable	132
Environmental liability payments	(144)
Other	(4)
September 30, 2016	$502
19

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	September 30, 2016	December 31, 2015
Accrued liabilities	$251	$253
Other liabilities	251	265
	$502	$518

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•	Bendix Friction Materials (Bendix) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2015	$622	$921	$1,543
Accrual for update to estimated liability	170	7	177
Asbestos related liability payments	(143)	(7)	(150)
September 30, 2016	$649	$921	$1,570
20

Honeywell International Inc.
Notes to Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2015	$124	$325	$449
Probable insurance recoveries related to estimated liability	16	-	16
Insurance receivables settlements	8	-	8
Insurance receipts for asbestos related liabilities	(14)	(3)	(17)
September 30, 2016	$134	$322	$456

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30, 2016	December 31, 2015
Other current assets	$23	$23
Insurance recoveries for asbestos related liabilities	433	426
	$456	$449

Accrued liabilities	$292	$292
Asbestos related liabilities	1,278	1,251
	$1,570	$1,543

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2016 through 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement. Claims processing will continue during this period subject to a defined dispute resolution process. As of September 30, 2016, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Friction Products—The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
Claims Activity	2016	2015	2014
Claims Unresolved at the beginning of period	7,779	9,267	12,302
Claims Filed	2,081	2,862	3,694
Claims Resolved (1)	(2,066)	(4,350)	(6,729)
Claims Unresolved at the end of period	7,794	7,779	9,267

(1) Claims resolved in 2014 include 2,110 cancer claims which were determined to have no value. Also, claims resolved in 2015 and 2014 include significantly aged (i.e., pending for more than six years) claims totaling 153 and 1,266.

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2016	2015	2014
Mesothelioma and Other Cancer Claims	3,559	3,772	3,933
Nonmalignant Claims	4,235	4,007	5,334
Total Claims	7,794	7,779	9,267
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three and nine months ended September 30, 2016. The financial information as of September 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

In July 2016, the Company announced that it is realigning the business units comprising its Automation and Control Solutions reporting segment by forming two new reportable operating segments: Home and Building Technologies and Safety and Productivity Solutions.  Home and Building Technologies includes Environmental & Energy Solutions, Security and Fire, and Building Solutions and Distribution. Additionally, the Industrial Combustion/Thermal business, previously part of Environmental & Energy Solutions in Automation and Control Solutions, became part of Performance Materials and Technologies. Safety and Productivity Solutions includes Sensing & Productivity Solutions and Industrial Safety, as well as the Intelligrated business. Under the realigned segment reporting structure, the Company has four reportable operating segments:  Aerospace, Home and Building Technologies, Performance Materials and Technologies and Safety and Productivity Solutions. Effective with the quarter ended September 30, 2016 the Company has reported its financial performance based on this realignment.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period segment presentation.

A.	Results of Operations – quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015

Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$9,804	$9,611	$29,317	$28,599
% change compared with prior period	2%		3%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	(2)%	(1)%
Price	(1)%	-
Foreign Currency Translation	(1)%	(1)%
Acquisitions/Divestitures	6%	5%
	2%	3%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact for the quarter is principally driven by the weakening of the British Pound, Chinese Renminbi and Canadian Dollar, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar. The foreign currency translation impact for the nine months is principally driven by the weakening of the British Pound, Chinese Renminbi and Canadian Dollar, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar.

Cost of Products and Services Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of products and services sold	$6,903	$6,654	$20,271	$19,830
% change compared with prior period	4%		2%

Gross Margin percentage	29.6%	30.8%	30.9%	30.7%

Cost of products and services sold increased in the quarter principally due to an increase in direct material and labor costs of approximately $165 million (driven primarily by acquisitions, net of divestitures, partially offset by the favorable impact from productivity, net of inflation, and foreign currency), higher repositioning and other charges of approximately $100 million and an increase in depreciation and amortization attributable to acquisitions of approximately $35 million, partially offset by increased pension and other postretirement benefits income of approximately $60 million.

Cost of products and services sold increased in the nine months principally due to an increase in direct material and labor costs of approximately $470 million (driven primarily by acquisitions, net of divestitures, partially offset by the favorable impact from productivity, net of inflation and foreign currency), an increase in depreciation and amortization attributable to acquisitions of approximately $105 million and higher repositioning and other charges of approximately $50 million, partially offset by increased pension and other postretirement benefits income of approximately $170 million.

Gross margin percentage decreased in the quarter primarily due to lower segment gross margin in Home and Building Technologies, Aerospace and Safety and Productivity Solutions (approximately 1.0 percentage point impact, principally attributed to acquisitions, net of divestitures, and incentives to Aerospace Original Equipment Manufacturers (OEM incentives)) and higher repositioning and other charges (approximately 1.0 percentage point impact), partially offset by increased pension and other postretirement benefits income (approximately 0.6 percentage point impact) and higher segment gross margin in Performance Materials and Technologies (approximately 0.4 percentage point impact, principally attributed to acquisitions).

Gross margin percentage increased in the nine months primarily driven by increased pension and other postretirement benefits income (approximately 0.6 percentage point impact) and higher segment gross margin in Performance Materials and Technologies (approximately 0.3 percentage point impact), partially offset by lower segment gross margin in Aerospace, Home and Building Technologies and Safety and Productivity Solutions (approximately 0.7 percentage point impact, principally attributed to higher OEM incentives within Aerospace).

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Selling, general and administrative expense	$1,367	$1,202	$3,976	$3,674
Percent of sales	13.9%	12.5%	13.6%	12.8%

Selling, general and administrative expenses (SG&A) increased in the quarter primarily due to an increase in labor costs principally attributed to acquisitions and higher repositioning charges.

SG&A increased in the nine months primarily due to an increase in labor costs (principally attributed to acquisitions, investment for growth and merit increases) and higher repositioning charges, partially offset by the favorable impact from foreign currency translation.

Tax Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Tax expense	$384	$431	$1,214	$1,289
Effective tax rate	23.5%	25.2%	24.2%	26.1%

The effective tax rate decreased for the quarter and nine months primarily due to tax benefits from the adoption of the Financial Accounting Standards Board’s (FASB) accounting standard update related to employee share-based payment accounting, partially offset by the Honeywell Technology Solutions, Inc. divestiture that was taxed at a higher rate than the estimated annual effective tax rate and decreased tax benefits from manufacturing incentives.

The effective tax rates for the quarter and nine months were lower than the U.S. federal statutory rate of 35%, in part due to non-U.S. earnings taxed at lower rates, the vast majority of which we intend to permanently reinvest outside the United States, and benefits from manufacturing incentives.

The Company currently expects the effective tax rate for 2016 to be approximately 24.5%, excluding the impact of any pension mark-to-market adjustment and any gains or losses resulting from early extinguishment of debt. The effective tax rate can vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments or any gains or losses resulting from early extinguishment of debt and the tax impact from employee share-based payments.

Net Income Attributable to Honeywell

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income attributable to Honeywell	$1,240	$1,264	$3,775	$3,574

Earnings per share of common stock – assuming dilution	$1.60	$1.60	$4.86	$4.51

Earnings per share of common stock – assuming dilution was flat in the quarter primarily due to the gain related to the Honeywell Technology Solutions, Inc. divestiture, higher pension and other postretirement income and the tax benefit from adoption of the FASB’s accounting standard related to employee share-based payment accounting, offset by decreased segment profit in Aerospace, principally attributed to OEM incentives, and Safety and Productivity Solutions, and higher repositioning and other charges.

Earnings per share of common stock – assuming dilution increased in the nine months primarily driven by higher pension and other postretirement income, increased segment profit in Home and Building Technologies, the gain related to the Honeywell Technology Solutions, Inc. divestiture, a decrease in the weighted average shares outstanding and the tax benefit from adoption of the FASB’s accounting standard related to employee share-based payment accounting, partially offset by decreased segment profit in Aerospace, principally attributed to OEM incentives, Safety and Productivity Solutions and Performance Materials and Technologies and higher repositioning and other charges.

Review of Business Segments

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2016	2015	Change	2016	2015	Change

Aerospace Sales
Commercial Aviation Original Equipment	$538	$725	(26)%	$1,915	$2,149	(11)%
Commercial Aviation Aftermarket	1,215	1,200	1%	3,570	3,425	4%
Defense and Space	1,125	1,200	(6)%	3,290	3,453	(5)%
Transportation Systems	723	695	4%	2,310	2,227	4%
Total Aerospace Sales	3,601	3,820		11,085	11,254

Home and Building Technologies Sales
Home and Building Products	1,499	1,189	26%	4,396	3,422	28%
Home and Building Distribution	1,202	1,124	7%	3,458	3,264	6%
Total Home and Building
Technologies Sales	2,701	2,313		7,854	6,686

Performance Materials and Technologies Sales
UOP	564	638	(12)%	1,746	2,297	(24)%
Process Solutions	847	725	17%	2,570	2,165	19%
Advanced Materials	918	916	-	2,728	2,675	2%
Total Performance Materials and
Technologies Sales	2,329	2,279		7,044	7,137

Safety and Productivity Solutions Sales
Safety	526	546	(4)%	1,558	1,588	(2)%
Productivity Solutions	647	653	(1)%	1,776	1,934	(8)%
Total Safety and Productivity Solutions Sales	1,173	1,199		3,334	3,522

Net Sales	$9,804	$9,611		$29,317	$28,599

Aerospace

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change

Net sales	$3,601	$3,820	(6)%	$11,085	$11,254	(2)%
Cost of products and services sold	2,699	2,753		8,138	8,190
Selling, general and administrative expenses	159	156		457	473
Other	80	78		238	229
Segment profit	$663	$833	(20)%	$2,252	$2,362	(5)%
28

	2016 vs. 2015
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(6)%	(21)%	(2)%	(4)%
Foreign currency translation	-	-	-	(1)%
Acquisitions and divestitures, net	-	1%	-	-
Total % Change	(6)%	(20)%	(2)%	(5)%

Aerospace sales decreased in the quarter and nine months primarily due to a decrease in organic sales volumes and the Honeywell Technology Solutions Inc. divestiture, which is partially offset by growth from acquisitions.

•	Commercial Original Equipment sales decreased 26% (decreased 25% organic) in the quarter and decreased 11% (decreased 10% organic) in the nine months primarily due to lower shipments to business and general aviation original equipment manufacturers (OEMs) and higher OEM incentives. Consistent with broader aerospace industry trends, we expect the continuation of lower business and general aviation OEM sales volumes.

•	Commercial Aftermarket sales increased 1% (increased 1% organic) in the quarter primarily driven by higher repair and overhaul activities for air transport and regional customers and acquisitions, partially offset by lower repair and overhaul activities for business and general aviation customers.

Commercial Aftermarket sales increased 4% (increased 4% organic) in the nine months primarily driven by higher repair and overhaul activities and increased spares shipments.

•	Defense and Space sales decreased 6% (decreased 6% organic) in the quarter and decreased 5% (decreased 6% organic) in the nine months primarily due to declines in U.S. space and international defense programs, lower U.S. government services revenue, including the impact of divestitures, and decreased demand from commercial helicopter OEMs, partially offset by sales from acquisitions.

•	Transportation Systems sales increased 4% (increased 3% organic) in the quarter and increased 4% (increased 4% organic) in the nine months primarily driven by new platform launches and higher global turbo penetration.

Aerospace segment profit decreased in the quarter primarily due to a decrease in operational segment profit, partially offset by acquisitions, net of divestitures. The decrease in operational segment profit is primarily due to continued investments for growth, higher OEM incentives, and lower organic sales volumes, partially offset by productivity, net of inflation. Cost of products and services sold decreased in the quarter ended September 30, 2016 primarily driven by productivity, net of inflation and lower organic sales volumes, partially offset by continued investments for growth.

Aerospace segment profit decreased in the nine months primarily due to a decrease in operational segment profit and the unfavorable impact of foreign currency translation. The decrease in operational segment profit is primarily due to continued investments for growth and higher OEM incentives, partially offset by productivity, net of inflation. Cost of products and services sold decreased in the nine months ended September 30, 2016 primarily driven by productivity, net of inflation, and lower sales volumes, partially offset by acquisitions, net of divestitures.

Home and Building Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Net sales	$2,701	$2,313	17%	$7,854	$6,686	17%
Cost of products and services sold	1,783	1,502		5,225	4,347
Selling, general and administrative expenses	425	351		1,252	1,099
Other	52	52		164	152
Segment profit	$441	$408	8%	$1,213	$1,088	11%

	2016 vs. 2015
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	4%	5%	10%
Foreign currency translation	(2)%	(2)%	(2)%	(2)%
Acquisitions and divestitures, net	14%	6%	14%	3%
Total % Change	17%	8%	17%	11%

Home and Building Technologies sales increased in the quarter and nine months primarily driven by acquisitions and organic growth partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Home and Building Products increased 26% (increased 1% organic) in the quarter and increased 28% (increased 3% organic) in the nine months principally due to acquisitions and growth from our Environmental and Energy Solutions and Security and Fire businesses.

•	Sales in Home and Building Distribution increased 7% (increased 8% organic) in the quarter and increased 6% (increased 8% organic) in the nine months principally due to organic sales growth partially offset by the unfavorable impact of foreign currency translation. Organic sales in three and nine months was driven by increased growth in our Distribution and Building Solutions Energy businesses.

Home and Building Technologies segment profit increased in the quarter and nine months due to higher operational segment profit and acquisitions. The increase in operational segment profit is primarily due to the positive impact of volume, price, and productivity net of inflation. Cost of products and services sold increased in the quarter and nine months primarily due to acquisitions and higher organic sales volumes partially offset by the favorable impact of foreign currency translation and productivity net of inflation.

Performance Materials and Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Net sales	$2,329	$2,279	2%	$7,044	$7,137	(1)%
Cost of products and services sold	1,542	1,547		4,683	4,839
Selling, general and administrative expenses	249	226		768	682
Other	35	32		109	99
Segment profit	$503	$474	6%	$1,484	$1,517	(2)%

	2016 vs. 2015
	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(3)%	-	(6)%	(5)%
Foreign currency translation	(1)%	-	(1)%	(1)%
Acquisitions and divestitures, net	6%	6%	6%	4%
Total % Change	2%	6%	(1%)	(2%)

Performance Materials and Technologies sales increased in the quarter due to growth from acquisitions, partially offset by a decrease in organic sales volumes and the unfavorable impact of foreign currency translation.

Performance Materials and Technologies sales decreased in the nine months due to a decrease in organic sales volumes and the unfavorable impact of foreign currency translation, partially offset by growth from acquisitions.

•	UOP sales decreased 12% (decreased 10% organic) in the quarter primarily driven by lower gas processing revenues due to a significant slowdown in customer projects, decreased licensing and engineering sales, partially offset by increased catalyst volumes and equipment sales, which is expected to continue.

UOP sales decreased 24% (decreased 23% organic) in the nine months primarily driven by lower gas processing revenues, decreased catalyst volumes, and decreased equipment sales.

•	Process Solutions sales increased 17% (increased 3% organic) in the quarter and increased 19% (increased 6% organic) in the nine months primarily driven by higher revenues in projects, increased volumes driven by the Elster acquisition, partially offset by lower field products sales.

•	Advanced Materials sales were flat (decreased 2% organic) in the quarter primarily driven by increased volumes in Specialty Products, offset by lower market pricing as well as lower raw material pass-through pricing in Resins and Chemicals.

Advanced Materials sales increased 2% (flat organic) in the nine months primarily driven by increased volumes in Fluorine Products and Specialty Products, partially offset by lower market pricing as well as lower raw material pass-through pricing in Resins and Chemicals.

Performance Materials and Technologies segment profit increased in the quarter primarily due to acquisitions. The flat operational segment profit is primarily due to the positive impact of productivity, net of inflation, offset by lower organic sales volume, unfavorable pricing and continued investments for growth. Cost of products and services sold decreased in the quarter primarily due to lower organic sales volumes, favorable foreign currency translation, and productivity, net of inflation, partially offset by acquisitions.

Performance Materials and Technologies segment profit decreased in the nine months ended September 30, 2016 due to a decrease in operational segment profit and the unfavorable impact of foreign currency translation, partially offset by acquisitions. The decrease in operational segment profit is primarily due to lower organic sales volume. Cost of products and services sold decreased in nine months primarily due to lower organic sales volumes, favorable foreign currency translation, and productivity, net of inflation, partially offset by acquisitions.

Safety and Productivity Solutions

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Net sales	$1,173	$1,199	(2)%	$3,334	$3,522	(5)%
Cost of products and services sold	764	774		2,161	2,258
Selling, general and administrative expenses	211	210		604	632
Other	26	22		74	67
Segment profit	$172	$193	(11)%	$495	$565	(12)%

	2016 vs. 2015
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	(8)%	(13)%	(7)%	(12)%
Foreign exchange	(1)%	(1)%	(1)%	(1)%
Acquisitions and divestitures, net	7%	3%	3%	1%
Total % Change	(2)%	(11)%	(5)%	(12)%

Safety and Productivity Solutions sales decreased in the quarter and nine months primarily due to decreased sales volume and the unfavorable impact of foreign currency translation partially offset by growth from acquisitions.

•	Sales in Safety decreased 4% (decreased 3% organic) in the quarter and decreased 2% (decreased 1% organic) in the nine months due to decreased sales volume in the Industrial Safety business, lower distribution in Retail, and the unfavorable impact of foreign currency translation.

•	Sales in Productivity Solutions decreased 1% (decreased 12% organic) in the quarter and decreased 8% (decreased 12% organic) in the nine months principally due to declines in the Productivity Products business, partially offset by growth from acquisitions.

Safety and Productivity Solutions segment profit decreased in the quarter and nine months primarily due to a decrease in operational segment profit partially offset by growth from acquisitions. The decrease in operational segment profit is due to decreased sales volume and the unfavorable impact of inflation, partially offset by productivity Cost of products and services sold decreased primarily due to lower sales volume, partially offset by acquisitions.

Repositioning and Other Charges

Our repositioning actions are expected to generate incremental pretax savings of $275 million to $300 million in 2016 compared with 2015 principally from planned workforce reductions. Cash spending related to our repositioning actions was $143 million in the nine months ended September 30, 2016 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $200 million in 2016 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Nine Months Ended
	September 30,
	2016	2015
Cash provided by (used for):
Operating activities	$3,456	$3,556
Investing activities	(3,276)	(2,584)
Financing activities	708	(913)
Effect of exchange rate changes on cash	88	(455)
Net increase (decrease) in cash and cash equivalents	$976	$(396)

Cash provided by operating activities decreased by $100 million primarily due to an unfavorable impact from working capital of $840 million and higher net payments for repositioning and other charges of $91 million, partially offset by a favorable impact from accrued liabilities of $798 million (primarily driven by a $430 million improvement in customer advances and deferred income and the absence of $151 million in OEM incentive payments).

Cash used for investing activities increased by $692 million primarily due an increase in cash paid for acquisitions of $2,383 million. The increase was partially offset by (i) a net $1,226 million decrease in investments, primarily short term marketable securities, (ii) an increase in proceeds from the sales of businesses of $301 million (most significantly Honeywell Technology Solutions Inc.) and (iii) a decrease of $227 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash provided by financing activities increased by $1,621 million primarily due to an increase in the net proceeds from debt issuances of $1,696, partially offset by an increase in cash dividends paid of $149 million including amounts paid to the former UOP Russell LLC noncontrolling shareholder.

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

In 2016, we are not required to make contributions to our U.S. pension plans. In 2016, we plan to make contributions of cash and/or marketable securities of approximately $160 million to our non-U.S. pension plans to satisfy regulatory funding requirements, of which $106 million were already contributed with marketable securities in the first quarter of 2016. The timing and amount of contributions to both our U.S. and non-U.S. pension plans may be impacted by a number of factors, including the funded status of the pension plans.

In accordance with our accounting policy for defined benefit pension plans, we recognize net actuarial gains or losses in excess of 10 percent of the greater of the fair value of plan assets or the plans’ projected benefit obligation in the fourth quarter each year (MTM adjustment). The primary factors contributing to actuarial gains or losses are changes in the discount rate used to value pension obligations each year as of December 31 (measurement date) and the difference between expected and actual return on plan assets. Based on discount rates and actual asset returns as of September 30, 2016 there is a potential MTM adjustment of approximately $1.5 billion in the fourth quarter of 2016 for our significant pension plans. The potential MTM adjustment consists of $0.8 billion from U.S. pension plans and $0.7 billion from non-U.S. pension plans. However, as the amount of any actual MTM adjustment is primarily driven by changes in interest rates and the performance of the financial markets which may change significantly in the fourth quarter, the Company is not able to determine or project the actual amount of any MTM adjustment that may be recorded as of December 31, 2016.

In the three months ended September 30, 2016, the Company repurchased $233 million of outstanding shares. Under the Company’s previously approved $5 billion share repurchase program, $4.3 billion remained available as of September 30, 2016 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

In the fourth quarter, we plan to refinance certain outstanding debt, subject to market conditions. Based on market assumptions as of September 30, 2016, there is a potential extinguishment charge of approximately $140 million. The actual debt extinguishment charge will depend on interest rates, market conditions and other factors at the time of the actual refinancing.

See Note 3 Acquisitions and Divestitures and Note 10 Long-term Debt and Credit Agreements of Notes to Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 15 Commitments and Contingencies of Notes to Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of September 30, 2016 should be read in conjunction with the financial statements for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

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

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2015 Annual Report on Form 10-K. As of September 30, 2016, there has been no material change in this information.

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

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 15 Commitments and Contingencies of Notes to Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None

Item 2.	Changes in Securities and Use of Proceeds

Honeywell purchased 2,000,000 shares of its common stock, par value $1 per share, in the quarter ended September 30, 2016. In April 2016, the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock, which replaces the previously approved share repurchase program. $4.3 billion remained available as of September 30, 2016 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2016:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased Under
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)
August 2016	1,300,000	$116.08	1,300,000	$4,372
September 2016	700,000	$116.78	700,000	$4,290

Item 5.	Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders.  Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.  All of our sales in Iran during the third quarter of 2016 were conducted by our non-U.S. subsidiaries under General License H and otherwise in compliance with all applicable laws.  In the third quarter, and in compliance with all applicable laws, including sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC), our UOP business entered into one contract with a non-U.S. distributor to sell non-U.S.-origin molecular sieves for end use in medical oxygen generators. Revenue from this sale totaled the U.S. Dollar equivalent of less than $50,000 in the third quarter.  Our UOP business also entered into a settlement agreement related to an outstanding 2006 licensing agreement entered into in accordance with then-applicable laws.  Revenues from this agreement totaled the U.S. Dollar equivalent of approximately $8.5 million.  Additionally, our Elster business within the Home and Building Technologies segment entered into contracts with non-U.S. distributors to sell approximately $0.7 million in non-U.S.-origin water meter and gas meter products for end use at residential properties and recognized approximately $0.1 million of revenue in connection with a contract for non-U.S. origin software sales and services.  The Movilizer business within our Safety and Productivity Solutions segment also entered into a contract for non-U.S. origin software sales and service for approximately $0.1 million. Our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with all applicable laws, which sales may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6.	Exhibits

(a)	See the Exhibit Index on page 38 of this Quarterly Report on Form 10-Q.
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 21, 2016	By:	/s/ Jennifer H. Mak
Jennifer H. Mak
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
37

EXHIBIT INDEX

Exhibit No.	Description

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 5 Earnings Per Share of Notes to Financial Statements.
38