Form 10-K
period 2016-12-31
HONEYWELL INTERNATIONAL INC
filed 2017-02-10
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number 1-8974

Honeywell International Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2640650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 Tabor Road Morris Plains, New Jersey	07950
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 455-2000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $1 per share* Floating Rate Senior Notes due 2018 0.650% Senior Notes due 2020 1.300% Senior Notes due 2023 2.250% Senior Notes due 2028	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $88.6 billion at June 30, 2016.

There were 761,194,241 shares of Common Stock outstanding at January 27, 2017.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 24, 2017.

PART I.

Item 1.	Business

 Honeywell International Inc. (Honeywell or the Company) invents and commercializes technologies that address some of the world’s most critical challenges around energy, safety, security, productivity and global urbanization. As a diversified technology and manufacturing company, we are uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, turbochargers, energy efficient products and solutions for homes, businesses and transportation, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety and security technologies for buildings, homes and industries. Our products and solutions enable a safer, more comfortable and more productive world, enhancing the quality of life of people around the globe. Honeywell was incorporated in Delaware in 1985.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (www.honeywell.com) under the heading Investor Relations (see SEC Filings and Reports) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Annual Report on Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2017 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 9, 2017, and which will also be available free of charge on our website.

Major Businesses

We globally manage our business operations through four operating segments: Aerospace, Home and Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions. Financial information related to our operating segments is included in Note 21 Segment Financial Data of Notes to Financial Statements.

The major products/services, customers/uses and key competitors of each of our operating segments are:

 Aerospace

Aerospace is a leading global supplier of products, software and services for aircraft and vehicles that it sells to original equipment manufacturers (OEMs) and other customers in a variety of end markets: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, defense and space contractors and automotive and truck manufacturers. Aerospace is a leading provider of aircraft engines, integrated avionics, systems and service solutions, and related products and services for aircraft manufacturers, and turbochargers to improve the performance and efficiency of passenger cars and commercial vehicles. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware and software, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services, turbochargers and thermal systems.

Home and Building Technologies

Home and Building Technologies is a leading global provider of products, software, solutions and technologies that help owners of homes stay connected and in control of their comfort, security and energy use; enable commercial building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive; and help electricity, gas and water providers supply customers and communities more efficiently. Home and Building Technologies products and services include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; products, services and solutions for measurement, regulation, control and metering of gases and electricity; metering and communications systems for water utilities and industries; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive.

3

Performance Materials and Technologies

  Performance Materials and Technologies is a global leader in developing and manufacturing advanced materials, process technologies and automation solutions. UOP provides process technology, products, including catalysts and adsorbents, equipment and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Process Solutions is a pioneer in automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Advanced Materials manufactures a wide variety of high-performance products, including fluorocarbons, hydrofluoroolefins, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, and electronic materials and chemicals.

Safety and Productivity Solutions

Safety and Productivity Solutions is a leading global provider of products, software and connected solutions to customers around the globe that improve productivity, workplace safety and asset performance. Safety products include personal protection equipment and footwear designed for work, play and outdoor activities. Productivity Solutions products and services include gas detection technology; mobile devices and software for computing, data collection and thermal printing; supply chain and warehouse automation equipment, software and solutions; custom-engineered sensors, switches and controls for sensing and productivity solutions; and software-based data and asset management productivity solutions.

Competition

We are subject to competition in substantially all product and service areas. Some of our key competitors are:

•	Aerospace: Borg-Warner (automotive), Garmin, General Electric, Rockwell Collins, Thales and United Technologies

•	Home and Building Technologies: Emerson Electric, Itron, Johnson Controls, Schneider and Siemens

•	Performance Materials and Technologies: Albemarle, BASF, Dow, Dupont, Emerson and Sinopec

•	Safety and Productivity Solutions: 3M, Mine Safety Appliances, Kion Group, TE Connectivity and Zebra Technologies

Our businesses compete on a variety of factors such as price, quality, reliability, delivery, customer service, performance, applied technology, product innovation and product recognition. Brand identity, service to customers and quality are important competitive factors for our products and services, and there is considerable price competition. Other competitive factors include breadth of product line, research and development efforts and technical and managerial capability. While our competitive position varies among our products and services, we believe we are a significant competitor in each of our major product and service classes. Many of our competitors have substantial financial resources and significant technological capabilities. In addition, some of our products compete with the captive component divisions of OEMs.

Aerospace Sales

Our Aerospace segment sales were 38%, 39% and 39% of our total sales in 2016, 2015 and 2014. Our sales to commercial aerospace OEMs were 6%, 8% and 6% of our total sales in 2016, 2015 and 2014. In addition, our sales to commercial aftermarket customers of aerospace products and services were 12%, 12% and 11% of our total sales in 2016, 2015 and 2014.

U.S. Government Sales

Sales to the U.S. Government (principally by Aerospace), acting through its various departments and agencies and through prime contractors, amounted to $3,330 million, $3,743 million and $3,693 million in 2016, 2015 and 2014, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $2,647 million, $2,680 million and $2,792 million in 2016, 2015 and 2014. U.S. defense

4

spending decreased in 2016 compared to 2015. We do not expect our overall operating results to be significantly affected by any proposed changes in 2017 federal defense spending due principally to the varied mix of the government programs which impact us (OEMs’ production, engineering development programs, aftermarket spares and repairs and overhaul programs), as well as our diversified commercial businesses.

Backlog

Our total backlog at December 31, 2016 and 2015 was $19,075 million and $18,183 million. We anticipate that approximately $12,022 million of the 2016 backlog will be filled in 2017. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option.

International Operations

We are engaged in manufacturing, sales, service and research and development (R&D) globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports comprised 13% of our total sales in 2016 and 14% in each of 2015 and 2014. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 43% of our total sales in 2016, 39% in 2015 and 41% in 2014.

	Year Ended December 31, 2016

Manufactured Products and Systems and Performance of Services	Aerospace	Home and Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Total Sales)
U.S. Exports	21%	2%	18%	5%
Non-U.S.	33%	50%	48%	46%

Information related to risks attendant to our foreign operations is included in Item 1A. Risk Factors under the caption “Macroeconomic and Industry Risks.”

Raw Materials

The principal raw materials used in our operations are generally readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials or commodities in 2016. We are not dependent on any one supplier for a material amount of our raw materials.

The costs of certain key raw materials, including R240, fluorspar, copper, ethylene and perchloroethylene in Performance Materials and Technologies and nickel, steel, titanium and other metals in Aerospace, are expected to continue to fluctuate. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2017.

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

Research and Development

The Company’s principal research and development activities are in the U.S., India, Europe and China. Research and development expense totaled $2,143 million, $1,856 million and $1,892 million in 2016, 2015 and 2014. R&D expense was 5% of sales in each of 2016, 2015 and 2014. Customer-sponsored (principally by the U.S. Government) R&D activities amounted to an additional $967 million, $998 million and $1,034 million in 2016, 2015 and 2014.

5

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

Among other environmental requirements, we are subject to the federal Superfund and similar state and foreign laws and regulations, under which we have been designated as a potentially responsible party that may be liable for cleanup costs associated with current and former operating sites and various hazardous waste sites, some of which are on the U.S. Environmental Protection Agency’s National Priority List. Although there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, we do not anticipate having to bear significantly more than our proportional share in multi-party situations taken as a whole.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on the Company’s business or markets that it serves, nor on its results of operations, capital expenditures, earnings, competitive position or financial standing. We will continue to monitor emerging developments in this area.

Employees

We have approximately 131,000 employees at December 31, 2016, of whom approximately 45,000 are located in the United States.

6

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age,
Date First Elected an
Executive Officer	Business Experience
David M. Cote, 64 2002(a)	Chairman of the Board and Chief Executive Officer since July 2002.

Darius Adamczyk, 51 2014(a)	President and Chief Operating Officer since April 2016. President and Chief Executive Officer Performance Materials and Technologies from April 2014 to April 2016. President of Honeywell Process Solutions from April 2012 to April 2014. President of Honeywell Scanning & Mobility from July 2008 to April 2012.

Katherine L. Adams, 52 2009	Senior Vice President and General Counsel since April 2009.

Roger Fradin, 63 2004(b)	Vice Chairman since April 2014. President and Chief Executive Officer Automation and Control Solutions from January 2004 to April 2014.

Rajeev Gautam, 64 2016	President and Chief Executive Officer Performance Materials and Technologies since April 2016. President of Honeywell UOP from January 2009 to April 2016.

Terrence S. Hahn, 50 2013	President and Chief Executive Officer Home and Building Technologies since July 2016. President and Chief Executive Officer Transportation Systems from May 2013 to July 2016. Vice President and General Manager of Fluorine Products from March 2007 to May 2013.

Mark R. James, 55 2007	Senior Vice President Human Resources, Procurement and Communications since November 2007.

Andreas C. Kramvis, 64 2008(b)	Vice Chairman since April 2014. President and Chief Executive Officer Performance Materials and Technologies from March 2008 to April 2014.

Timothy O. Mahoney, 60 2009	President and Chief Executive Officer Aerospace since September 2009.

Krishna Mikkilineni, 57 2010	Senior Vice President Engineering, Operations and Information Technology since April 2013. Senior Vice President Engineering and Operations from April 2010 to April 2013 and President Honeywell Technology Solutions from January 2009 to April 2013.

Thomas A. Szlosek, 53 2014	Senior Vice President and Chief Financial Officer since April 2014. Vice President of Corporate Finance from April 2013 to April 2014. Chief Financial Officer of Automation and Control Solutions from February 2007 to April 2013.

John F. Waldron, 41 2016	President and Chief Executive Officer, Safety and Productivity Solutions since July 2016. President of Sensing and Productivity Solutions from July 2015 to July 2016. President of Scanning and Mobility from April 2012 to July 2015. Vice President and General Manager of Americas Scanning and Mobility from January 2012 to April 2012.

(a) Also a Director.
(b) Retiring from Honeywell on February 15, 2017.
7

Item 1A. Risk Factors

Cautionary Statement About Forward-Looking Statements

We describe many of the trends and other factors that drive our business and future results in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other parts of this report (including this Item 1A). Such discussions contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.

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

•	Aerospace—Operating results of Aerospace are directly tied to cyclical industry and economic conditions, as well as changes in customer buying patterns of aftermarket parts, supplier stability, factory transitions and capacity constraints. The operating results of our Commercial Aviation business unit may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production or the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and global flying hours, which impact air transport, regional, business and general aviation aircraft utilization rates. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain. Operating results in our Transportation Systems business unit may be affected by the level of production and demand for automobiles and trucks equipped with turbochargers, regulatory changes regarding automobile and truck emissions and fuel economy, consumer demand and spending for automotive aftermarket products and delays in launch schedules for new automobile and truck platforms.

•	Home and Building Technologies—Operating results may be adversely impacted by downturns in the level of global residential and commercial construction activity (including retrofits and upgrades), lower capital spending and operating expenditures on building projects, less industrial plant expansion, changes in the competitive landscape including new market entrants and new technologies, and fluctuations in inventory levels in distribution channels.

•	Performance Materials and Technologies—Operating results may be adversely impacted by downturns in capacity utilization for chemical, industrial, refining, petrochemical and semiconductor plants, our customers’ availability of capital for refinery construction and expansion, raw material demand and supply volatility, product commoditization, and our ability to maximize our facilities’ production capacity and minimize downtime. In particular, the volatility in oil and natural gas prices have and will continue to impact our customers’ operating levels and capital spending and thus demand for our products and services.
8

•	Safety and Productivity Solutions—Operating results may be adversely impacted by downturns in the level of global capital spending and operating expenditures, including in the oil and gas industry, reduced investments in process automation, safety monitoring, and plant capacity utilization initiatives, fluctuations in retail markets, lower customer demand due to the failure to anticipate and respond to overall trends related to end market demand, changes in the competitive landscape including new market entrants and technology that may lead to product commoditization, and adverse industry economic conditions, all of which could result in lower market share, reduced selling prices and lower margins.

An increasing percentage of our sales and operations is in non-U.S. jurisdictions and is subject to the economic, political, regulatory, foreign exchange and other risks of international operations.

Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as embargoes), violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment, including the United Kingdom referendum in favor of exiting the European Union and the evolving U.S. political, regulatory and economic landscape following the 2016 elections, and the cost of compliance with increasingly complex and often conflicting regulations worldwide can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

Operating outside of the United States also exposes us to foreign exchange risk, which we monitor and seek to reduce through hedging activities. However, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility. Finally, we generate significant amounts of cash outside of the United States that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose Honeywell to financial loss.

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

The cost of raw materials is a key element in the cost of our products, particularly in Performance Materials and Technologies (R240, fluorspar, copper, ethylene and perchloroethylene) and in Aerospace (nickel, steel, titanium and other metals). Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

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

9

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

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all, and during integration we may discover cybersecurity and compliance issues. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns including risk of impairment; (ii) the failure to integrate multiple acquired businesses into Honeywell simultaneously and on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; and (iv) the discovery of unanticipated liabilities, labor relations difficulties or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification.

Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (v) develop, manufacture and bring compelling new products to market quickly and cost-effectively, and (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions and product line rationalizations. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position and results of operations.

As a supplier to the U.S. Government, we are subject to unique risks, such as the right of the U.S. Government to terminate contracts for convenience and to conduct audits and investigations of our operations and performance.

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

We are also subject to government investigations of business practices and compliance with government

10

procurement regulations. If, as a result of any such investigation or other government investigations (including investigation of violations of certain environmental, employment or export laws), Honeywell or one of its businesses were found to have violated applicable law, then it could be suspended from bidding on or receiving awards of new government contracts, suspended from contract performance pending the completion of legal proceedings and/or have its export privileges suspended.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber attacks, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Cybersecurity incidents aimed at the software imbedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations.

Legal and Regulatory Risks

Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments

11

of future earnings of the Company which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development (OECD) to address base erosion and profit shifting, and potential comprehensive U.S. tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S based multinationals are taxed, will increase tax uncertainty and may adversely impact our provision for income taxes.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations including safety, performance and product certification regulations. Within Aerospace, the operating results of Commercial Original Equipment and Commercial Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations, while emissions, fuel economy and energy efficiency standards for motor vehicles can impact Transportation Systems. Within Home and Building Technologies, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be affected by environmental, safety and energy efficiency standards and regulations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.

We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We have approximately 1,346 locations, of which 305 are plants. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 19 Commitments and Contingencies of Notes to Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

12

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Honeywell’s common stock is listed on the New York Stock Exchange. Market and dividend information for Honeywell’s common stock is included in Note 24 Unaudited Quarterly Financial Information of Notes to Financial Statements.

The number of record holders of our common stock at December 31, 2016 was 50,891.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”

Honeywell purchased 2,000,000 shares of its common stock, par value $1 per share, in the quarter ending December 31, 2016. Under the Company’s previously reported $5 billion share repurchase program, of which $4.1 billion remained available as of December 31, 2016 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock for the three months ended December 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
October 2016	2,000,000	$106.56	2,000,000	$4,077
13

Performance Graph

The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor’s (S&P) 500 Stock Index and a composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 65%/35% weighted basis (the Composite Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2011 and that all dividends were reinvested.

	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015	Dec 2016

Honeywell	100	119.85	176.23	196.52	208.00	239.26
S&P 500 Index®	100	116.00	153.57	174.60	177.01	198.18
Composite Index	100	117.94	172.09	180.52	203.72	228.82
14

HONEYWELL INTERNATIONAL INC.

This selected financial data should be read in conjunction with Honeywell’s Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.	Selected Financial Data

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions, except per share amounts)

Results of Operations
Net sales	$39,302	$38,581	$40,306	$39,055	$37,665
Net income attributable to Honeywell	4,809	4,768	4,239	3,924	2,926

Earnings Per Common Share
Earnings from continuing operations:
Basic	6.29	6.11	5.40	4.99	3.74
Assuming dilution	6.20	6.04	5.33	4.92	3.69
Dividends per share	2.45	2.15	1.87	1.68	1.53

Financial Position at Year-End
Property, plant and equipment-net	5,793	5,789	5,383	5,278	5,001
Total assets	54,146	49,316	45,451	45,435	41,853
Short-term debt	3,593	6,514	2,637	2,028	1,101
Long-term debt	12,182	5,554	6,046	6,801	6,395
Total debt	15,775	12,068	8,683	8,829	7,496
Redeemable noncontrolling interest	3	290	219	167	150
Shareowners’ equity	19,547	18,418	17,784	17,579	13,065
15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three years ended December 31, 2016. All references to Notes relate to Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data.

In July 2016, the Company announced the realignment of the business units comprising its Automation and Control Solutions reporting segment by forming two new reportable operating segments: Home and Building Technologies and Safety and Productivity Solutions. Home and Building Technologies includes Environmental & Energy Solutions, Security and Fire, and Building Solutions and Distribution. Additionally, the Industrial Combustion/Thermal business, previously part of Environmental & Energy Solutions in Automation and Control Solutions, became part of Performance Materials and Technologies. Safety and Productivity Solutions includes Sensing & Productivity Solutions and Industrial Safety, as well as the Intelligrated business. Under the realigned segment reporting structure, the Company has four reportable operating segments: Aerospace, Home and Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions. The Company has reported its financial performance based on this realignment for all periods presented.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period segment presentation.

On September 16, 2016, the Company completed the sale of the Aerospace government services business, Honeywell Technology Solutions Inc. The assets and liabilities associated with Honeywell Technology Solutions Inc. have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the sale. The results of operations for Honeywell Technology Solutions are included in the Consolidated Statement of Operations through the effective date of the sale.

On October 1, 2016, the Company completed the tax-free spin-off of its Resins and Chemicals business, part of Performance Materials and Technologies, into a standalone, publicly-traded company (named AdvanSix) to Honeywell shareowners. The assets and liabilities associated with AdvanSix have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for AdvanSix are included in the Consolidated Statement of Operations through the effective date of the spin-off.

Executive summary

In 2016, Honeywell successfully navigated a challenging macro-economic environment. We grew net sales 2% to $39,302 million, grew earnings per share of common stock – assuming dilution 3% to $6.20 and grew net income attributable to Honeywell 1% to $4,809 million. We executed on cost reduction activities, accelerated our capital deployment strategy and improved the growth portfolio through acquisitions and divestitures, including the divestiture of Honeywell Technology Solutions Inc. and the tax-free spin-off of AdvanSix. We also announced the realignment of the business units comprising our Automation and Control Solutions segment to two new reportable operating segments, as previously mentioned. The Company also announced a leadership succession plan for our Chief Executive Officer and successfully executed leadership transitions in three of our four reportable operating segments.

We continued our balanced long-term focus on enhancing shareowner value without sacrificing growth investment, including maintaining R&D spending at 5% of sales, new product introductions aligned with global macroeconomic trends in energy, safety, security, productivity and global urbanization, over $300 million of new repositioning investments to improve our operations and increased investment in High Growth Regions. We also continued to enhance our software capabilities through the creation of a software center in the United States to staff more than 730 full-time product software engineers, who are in addition to the more than 11,000 software engineers already part of Honeywell.

16

In 2016 we deployed capital of over $7.5 billion, including the following:

•	Mergers and Acquisitions—we deployed over $2.5 billion during 2016, acquiring businesses that will be integrated into each of our four operating segments. These acquisitions all share a software and technology focus and increase our existing deep alignment with enduring macro trends such as energy efficiency, clean energy generation, safety, security, productivity and global urbanization.

•	Dividend—after a 15% dividend rate increase in 2015, we increased our annual dividend rate by 12% in 2016, as we seek to continue to grow the dividend faster than earnings, marking the 12th dividend increase in the past 11 years.

•	Share Repurchases—we continue to opportunistically repurchase our shares with the goal of generally keeping share count flat and seeking to offset the dilutive impact of employee stock based compensation and savings plans. In 2016, we repurchased 19.3 million shares for $2.1 billion.

•	Capital Investment in Facilities—we invested over $1 billion in capital expenditures focused on high return investments such as the expansion of facilities to manufacture our Solstice® low global-warming potential refrigerant products and building new production facilities to make UOP catalyst and absorbent products.

Honeywell also completed refinancing of long-term debt through the issuance of €4,000 million Senior Notes in February and an additional $4,500 million Senior Notes in October. The proceeds from the offerings of Senior Notes were used to repurchase $2,200 million of Senior Notes outstanding, as well as repay outstanding commercial paper. We expect these refinancing activities will reduce our ongoing annual interest expense.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2016	2015	2014

Net sales	$39,302	$38,581	$40,306
% change compared with prior period	2%	(4)%

The change in net sales is attributable to the following:

	2016 Versus 2015	2015 Versus 2014

Volume	(2)%	1%
Price	-	(1)%
Acquisitions/Divestitures	5%	(1)%
Foreign Currency Translation	(1)%	(4)%
Other	-	1%
	2%	(4)%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

The foreign currency translation impact in 2016 compared with 2015 is principally driven by the weakening of the British Pound, Chinese Renminbi and Canadian Dollar, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar.

The foreign currency translation impact in 2015 compared with 2014 is principally driven by the weakening of the Euro and Canadian Dollar against the U.S. Dollar.

17

Cost of Products and Services Sold

	2016	2015	2014

Cost of products and services sold	$27,150	$26,747	$28,957
% change compared with prior period	2%	(8)%

Gross Margin percentage	30.9%	30.7%	28.2%

Cost of products and services sold increased in 2016 compared with 2015 principally due to increased direct material costs of approximately $380 million (driven primarily by acquisitions, net of divestitures, partially offset by the favorable impact of productivity, net of inflation, and foreign currency translation), higher depreciation and amortization attributable to acquisitions of approximately $135 million and increased pension mark-to-market expense allocated to cost of products and services sold of $70 million, partially offset by higher pension and other postretirement benefits income allocated to cost of products and services sold of $200 million.

Gross margin percentage increased in 2016 compared with 2015 principally due to higher gross margin in Performance Materials and Technologies (approximately 0.6 percentage point impact) and higher pension and other postretirement benefits income allocated to cost of products and services sold (approximately 0.5 percentage point impact), partially offset by lower gross margin in Aerospace, Home and Building Solutions and Safety and Productivity Solutions (approximately 0.7 percentage point impact collectively) and increased pension mark-to-market expense allocated to cost of products and services sold (approximately 0.2 percentage point impact).

Cost of products and services sold decreased in 2015 compared with 2014 principally due to a decrease in direct and indirect material costs of approximately $1,460 million (driven primarily by the favorable impact of foreign currency translation, productivity, lower raw materials pass-through pricing and the absence of the Friction Materials business, partially offset by higher sales volume), a decrease in labor costs of approximately $450 million and higher pension income allocated to cost of products and services sold of approximately $230 million.

Gross margin percentage increased in 2015 compared with 2014 principally due to higher gross margin in all of our business segments (approximately 2.0 percentage point impact collectively) and increased pension income allocated to cost of products and services sold (approximately 0.5 percentage point impact).

Selling, General and Administrative Expenses

	2016	2015	2014
Selling, general and administrative expense	$5,469	$5,006	$5,518

% of sales	13.9%	13.0%	13.7%

Selling, general and administrative expenses (SG&A) increased in 2016 compared with 2015 primarily due to increased labor costs (driven primarily by acquisitions, net of divestitures, investment for growth and merit increases), increased pension mark-to-market expense allocated to SG&A and higher repositioning charges, partially offset by the favorable impact from foreign currency translation and increased pension income allocated to SG&A.

SG&A decreased in 2015 compared with 2014 primarily driven by the favorable impact from foreign currency translation, increased pension income allocated to SG&A, decreased indirect costs and benefits from repositioning, partially offset by increased labor costs (primarily merit increases and investment for growth).

Tax Expense

	2016	2015	2014

Tax expense	$1,601	$1,739	$1,489
Effective tax rate	24.8%	26.4%	25.6%
18

For discussion of changes in the effective tax rate, see Note 5 Income Taxes in the Notes to Financial Statements.

The effective tax rates for 2016, 2015 and 2014 are lower than the U.S. statutory rate of 35% primarily due to lower tax rates on non-U.S. earnings, the vast majority of which we intend to permanently reinvest outside the United States.

The Company currently expects the effective tax rate for 2017 to be approximately 25%. The effective tax rate can vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments and the tax impact from employee share-based payments.

Net Income Attributable to Honeywell

	2016	2015	2014

Net income attributable to Honeywell	$4,809	$4,768	$4,239

Earnings per share of common stock – assuming dilution	$6.20	$6.04	$5.33

Earnings per share of common stock – assuming dilution increased in 2016 compared with 2015 primarily driven by increased pension and other postretirement income, higher segment profit in Home and Building Technologies and Performance Materials and Technologies, the gain related to the Honeywell Technology Solutions, Inc. divestiture, a decrease in the weighted average shares outstanding and the tax benefit from adoption of the FASB’s accounting standard related to employee share-based payment accounting, partially offset by lower segment profit in Aerospace and Safety and Productivity Solutions, increased pension mark-to-market expense and higher repositioning and other charges.

Earnings per share of common stock – assuming dilution increased in 2015 compared with 2014 primarily driven by increased segment profit in each of our business segments and lower pension and other postretirement expense, partially offset by increased tax expense and lower other income (principally due to the absence of a realized gain related to the prior year sale of marketable equity securities).

BUSINESS OVERVIEW

Our consolidated results are principally impacted by:

•	Change in global economic growth rates and industry conditions and demand in our key end markets;

•	Ability of recently acquired businesses to integrate and continue to operate and grow in accordance with the assumptions utilized in determining the acquisition purchase price;

•	The impact of fluctuations in foreign currency exchange rates (in particular the Euro), relative to the U.S. Dollar;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation; and

•	The impact of the pension discount rate and asset returns on pension expense, including mark-to-market adjustments, and funding requirements.

Our 2017 areas of focus which are generally applicable to each of our operating segments include:

•	Ensuring the successful completion of the leadership transition, which includes the Chief Executive Officer and leaders for three of our operating segments, and continuing to execute on the realignment of our Home and Building Technologies and Safety and Productivity Solutions operating segments;
19

•	Driving profitable organic growth through R&D and technological excellence to deliver innovative products that customers value and expansion and localization of our footprint in high growth regions;

•	Executing on our strategy to become a software-industrial company, which for us means products and services that facilitate the connected plane, home, building and factory;

•	Executing disciplined, rigorous M&A and integration processes to deliver growth through previously announced acquisitions;

•	Expanding margins by maintaining and improving the Company’s cost structure through manufacturing and administrative process improvements, repositioning, and other productivity actions;

•	Controlling corporate and other non-operating costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement and income tax expense;

•	Increasing availability of capital through strong cash flow conversion from effective working capital management and proactively managing debt levels to enable the Company to smartly deploy capital for strategic acquisitions, dividends, share repurchases and capital expenditures.

Review of Business Segments

				% Change
				2016	2015
	Years Ended December 31,			Versus	Versus
	2016	2015	2014	2015	2014
Aerospace Sales
Commercial Aviation Original Equipment	$2,525	$2,905	$2,607	(13)%	11%
Commercial Aviation Aftermarket	4,796	4,656	4,578	3%	2%
Defense and Space	4,375	4,715	4,754	(7)%	(1)%
Transportation Systems	3,055	2,961	3,659	3%	(19)%
Total Aerospace Sales	14,751	15,237	15,598

Home and Building Technologies Sales
Home and Building Products	5,967	4,711	4,868	27%	(3)%
Home and Building Distribution	4,687	4,450	4,617	5%	(4)%
Total Home and Building Technologies Sales	10,654	9,161	9,485

Performance Materials and Technologies Sales
UOP	2,469	2,976	3,195	(17)%	(7)%
Process Solutions	3,476	2,989	3,378	16%	(12)%
Advanced Materials	3,327	3,510	3,904	(5)%	(10)%
Total Performance Materials and
Technologies Sales	9,272	9,475	10,477

Safety and Productivity Solutions Sales
Safety	2,075	2,135	2,339	(3)%	(9)%
Productivity Solutions	2,550	2,573	2,407	(1)%	7%
Total Safety and Productivity Solutions Sales	4,625	4,708	4,746
Net Sales	$39,302	$38,581	$40,306
20

Aerospace

	2016	2015	Change	2014	Change

Net sales	$14,751	$15,237	(3)%	$15,598	(2)%
Cost of products and services sold	10,820	11,068		11,699
Selling, general and administrative expenses	620	643		712
Other	320	308		272
Segment profit	$2,991	$3,218	(7)%	$2,915	10%

	2016 vs. 2015		2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(3)%	(6)%	2%	8%
Foreign currency translation	-	(1)%	(3)%	(4)%
Acquisitions, divestitures and other, net	-	-	(1)%	6%
Total % Change	(3)%	(7)%	(2)%	10%

2016 compared with 2015

Aerospace sales decreased primarily due to higher incentives to original equipment manufacturers (OEM Incentives), a decrease in organic sales volumes and the Honeywell Technology Solutions Inc. divestiture, which was partially offset by growth from acquisitions.

•	Commercial Original Equipment sales decreased by 13% (decreased 12% organic) primarily due to higher OEM incentives and decreased demand from business and general aviation original equipment manufacturers (OEMs), partially offset by higher shipments to air transport OEMs. Consistent with broader aerospace industry trends, we expect the continuation of lower business and general aviation OEM sales volumes.

•	Commercial Aftermarket sales increased by 3% (increased 3% organic) primarily driven by higher repair and overhaul activities and increased spares shipments.

•	Defense and Space sales decreased by 7% (decreased 6% organic) primarily due to declines in U.S. space and international defense programs, lower U.S. government services revenue, largely attributable to the impact of divestitures, and decreased demand from commercial helicopter OEMs, partially offset by sales from acquisitions.

•	Transportation Systems sales increased by 3% (increased 4% organic) primarily driven by new platform launches and higher global turbo gas penetration.

Aerospace segment profit decreased primarily due to a 6% decrease in operational segment profit and a 1% unfavorable impact from foreign currency translation. The decrease in operational segment profit is primarily due to product mix, higher OEM incentives and lower sales volumes, partially offset by productivity and price, net of inflation. Cost of products and services sold decreased primarily driven by productivity, net of inflation, and lower sales volumes, partially offset by acquisitions, net of divestitures.

2015 compared with 2014

Aerospace sales decreased primarily due to the unfavorable impact from foreign currency translation and the Friction Materials divestiture, partially offset by an increase in organic sales, as discussed below, and a decrease in OEM incentives predominantly to air transport and regional aviation OEMs.

•	Commercial Original Equipment sales increased by 11% (increased by 5% organic) primarily driven by a decrease in OEM Incentives and higher business and general aviation engine shipments.
21

•	Commercial Aftermarket sales increased by 2% (increased 2% organic) primarily driven by higher repair and overhaul activities, partially offset by lower retrofits, modifications and upgrades for business and general aviation customers.

•	Defense and Space sales decreased by 1% (flat organic) primarily due to lower U.S. government revenue, partially offset by growth in international programs.

•	Transportation Systems sales decreased by 19% (increased 3% organic) primarily due to the unfavorable impact from foreign currency translation and the Friction Materials divestiture, partially offset by continued growth from new platform launches and higher global turbo gas penetration.

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

Home and Building Technologies

	2016	2015	Change	2014	Change

Net sales	$10,654	$9,161	16%	$9,485	(3)%
Cost of products and services sold	7,079	5,961		6,231
Selling, general and administrative expenses	1,680	1,488		1,618
Other	212	200		181
Segment profit	$1,683	$1,512	11%	$1,455	4%

	2016 vs. 2015		2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	4%	7%	3%	10%
Foreign currency translation	(2)%	(2)%	(6)%	(6)%
Acquisitions and divestitures, net	14%	6%	-	-
Total % Change	16%	11%	(3)%	4%

2016 compared with 2015

Home and Building Technologies sales increased primarily due to growth from acquisitions and organic sales growth partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Home and Building Products increased by 27% (increased 2% organic) principally driven by acquisitions. Organic sales growth was primarily attributable to new product introductions in our Environmental and Energy Solutions business and volume growth in our Security and Fire business.

•	Sales in Home and Building Distribution increased by 5% (increased 7% organic) principally due to organic sales growth partially offset by the unfavorable impact of foreign currency translation. Organic sales growth was primarily driven by volume in our Distribution and Building Solutions Energy businesses.

Home and Building Technologies segment profit increased due to an increase in operational segment profit and acquisitions partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit was primarily driven by productivity net of inflation and price. Cost of products and services increased due to acquisitions and inflation partially offset by the favorable impact of foreign currency translation.

22

2015 compared with 2014

Home and Building Technologies sales decreased primarily due to the unfavorable impact of foreign currency translation partially offset by organic sales growth.

•	Sales in Home and Building Products decreased by 3% (increased 3% organic) principally due to the unfavorable impact of foreign currency translation partially offset by volume growth in our Security and Fire business.

•	Sales in Home and Building Distribution decreased by 4% (increased 3% organic) principally due to the unfavorable impact of foreign currency translation. Organic sales growth was primarily due to increased sales volume in Distribution partially offset by softness in the project installation and U.S. energy retrofit businesses.

Home and Building Technologies segment profit increased primarily due to the positive impact of price and productivity, net of inflation, partially offset by continued investment for growth, higher sales volumes and the unfavorable impact of foreign currency translation. Cost of products and services sold decreased primarily due to the favorable impact of foreign currency translation and productivity partially offset by higher organic sales volume.

Performance Materials and Technologies

	2016	2015	Change	2014	Change

Net sales	$9,272	$9,475	(2)%	$10,477	(10)%
Cost of products and services sold	6,051	6,414		7,385
Selling, general and administrative expenses	1,026	936		1,082
Other	145	135		134
Segment profit	$2,050	$1,990	3%	$1,876	6%

	2016 vs. 2015		2015 vs. 2014
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(3)%	2%	(6)%	10%
Foreign currency translation	(1)%	(2)%	(4)%	(4)%
Acquisitions and divestitures, net	2%	3%	-	-
Total % Change	(2)%	3%	(10)%	6%

2016 compared with 2015

Performance Materials and Technologies sales decreased due to a decrease in organic sales volumes and the unfavorable impact of foreign currency translation, partially offset by growth from acquisitions, net of divestitures.

•	UOP sales decreased by 17% (decreased 16% organic) driven primarily by lower gas processing revenues due to a significant slowdown in customer projects and decreased catalyst volumes in the first nine months, partially offset by increased catalyst, licensing and equipment sales in the fourth quarter.

•	Process Solutions sales increased by 16% (increased 4% organic) driven primarily by increased volumes driven by the Elster acquisition and higher revenues in projects, partially offset by lower field products sales.

•	Advanced Materials sales decreased by 5% (increased 3% organic) driven primarily by the impact of the October 1, 2016 spin-off of AdvanSix and lower market pricing, as well as lower raw material pass-through pricing in AdvanSix in the first nine months, partially offset by increased volumes in fluorine and specialty products.
23

Performance Materials and Technologies segment profit increased due to acquisitions, net of divestitures, and an increase in operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to productivity, net of inflation, partially offset by lower organic sales volumes and continued investments for growth. Cost of products and services sold decreased primarily due to lower organic sales volumes, favorable foreign currency translation, and productivity, net of inflation, partially offset by acquisitions, net of divestitures.

2015 compared with 2014

Performance Materials and Technologies sales decreased due to a decrease in organic sales volumes and the unfavorable impact of foreign currency translation.

•	UOP sales decreased by 7% (decreased 6% organic) driven primarily by lower gas processing revenues due to a significant slowdown in customer projects and decreased equipment, engineering and licensing revenues partially offset by increased catalyst revenues.

•	Process Solutions sales decreased by 12% (decreased 3% organic) driven primarily by the unfavorable impact of foreign currency translation and lower volumes primarily due to weakness in projects and field products.

•	Advanced Materials sales decreased by 10% (decreased 7% organic) primarily driven by lower raw material pass-through pricing and unplanned plant outages in resins and chemicals partially offset by increased volumes in fluorine products.

Performance Materials and Technologies segment profit increased due to an increase in operational segment profit partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to price and productivity, net of inflation partially offset by lower organic sales volumes and continued investments for growth. Cost of products and services sold decreased primarily due to the favorable impacts of inflation, foreign currency translation, lower organic sales volumes and productivity, partially offset by continued investments for growth.

Safety and Productivity Solutions

	2016	2015	Change	2014	Change

Net sales	$4,625	$4,708	(2)%	$4,746	(1)%
Cost of products and services sold	3,001	3,020		3,052
Selling, general and administrative expenses	841	851		933
Other	103	91		75
Segment profit	$680	$746	(9)%	$686	9%

	2016 vs. 2015		2015 vs. 2014

Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	(7)%	(8)%	2%	11%
Foreign currency translation	(1)%	(2)%	(5)%	(4)%
Acquisitions and divestitures, net	6%	1%	2%	2%
Total % Change	(2)%	(9)%	(1)%	9%

2016 compared with 2015

Safety and Productivity Solutions sales decreased primarily due to decreased sales volumes and the unfavorable impact of foreign currency translation, partially offset by growth from acquisitions.

24

•	Sales in Safety decreased by 3% (decreased 2% organic) due to decreased sales volume in the Industrial Safety business, lower distribution in the Retail business, and the unfavorable impact of foreign currency translation.

•	Sales in Productivity Solutions decreased by 1% (decreased 11% organic) principally due to declines in the Productivity Products business, partially offset by growth from acquisitions.

Safety and Productivity Solutions segment profit decreased due to a decrease in operational segment profit and the unfavorable impact of foreign currency translation, partially offset by growth from acquisitions. The decrease in operational segment profit is due to decreased sales volumes, partially offset by price and productivity, net of inflation, and growth from acquisitions. Cost of products and services decreased primarily due to productivity, net of inflation, decreased sales volumes, and the favorable impact of foreign currency translation partially offset by growth from acquisitions.

2015 compared with 2014

Safety and Productivity Solutions sales decreased primarily due to the unfavorable impact of foreign currency translation partially offset by acquisitions and organic sales growth.

•	Sales in Safety decreased by 9% (decreased 3% organic) principally due to decreased sales volumes in Industrial Safety and the unfavorable impact of foreign currency translation, partially offset by increased sales volume in the Retail business.

•	Sales in Productivity Solutions increased by 7% (increased 8% organic) principally due to acquisitions and increased sales volumes in the Productivity Products business, partially offset by the unfavorable impact of foreign currency translation.

Safety and Productivity Solutions segment profit increased due to an increase in operational segment profit and acquisitions, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is due to the positive impact of price and productivity, net of inflation, and higher sales volumes, partially offset by continued investment for growth. Cost of products and services sold decreased primarily due to the favorable impact of foreign currency translation, partially offset by acquisitions and higher sales volumes.

Repositioning Charges

See Note 3 Repositioning and Other Charges of Notes to Financial Statements for a discussion of our repositioning actions and related charges incurred in 2016, 2015 and 2014. These repositioning actions are expected to generate incremental pretax savings of $200 million to $300 million in 2017 compared with 2016 principally from planned workforce reductions. Cash spending related to our repositioning actions was $228 million, $118 million and $161 million in 2016, 2015 and 2014, and was funded through operating cash flows. In 2017, we expect cash spending for repositioning actions to be approximately $225 million and to be funded through operating cash flows.

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

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

25

	Years Ended December 31,
	2016	2015	2014
Cash provided by (used for):
Operating activities	$5,498	$5,519	$5,080
Investing activities	(3,342)	(6,514)	(1,876)
Financing activities	346	37	(2,328)
Effect of exchange rate changes on cash	(114)	(546)	(339)
Net increase (decrease) in cash and cash equivalents	$2,388	$(1,504)	$537

2016 compared with 2015

Cash provided by operating activities decreased by $21 million primarily due to a $958 million unfavorable impact from working capital, partially offset by (i) a $395 million improvement in customer advances and deferred income, (ii) a $171 million increase in net income before the non-cash pension mark-to-market adjustment, (iii) the absence of $151 million in OEM incentive payments and (iv) lower cash tax payments of $50 million.

Cash used for investing activities decreased by $3,172 million primarily due to (i) a decrease in cash paid for acquisitions of $2,655 million, most significantly Elster in 2015, (ii) an increase in proceeds from the sales of businesses of $295 million (most significantly Honeywell Technology Solutions Inc.) and (iii) a $384 million favorable change in settlements of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities. The decreases were partially offset by a net $146 million increase in investments, primarily short-term marketable securities.

Cash provided by financing activities increased by $309 million primarily due to an increase in the net proceeds from debt issuances of $497 million, partially offset by an increase in cash dividends paid of $189 million including amounts paid to the former UOP Russell LLC noncontrolling shareholder.

2015 compared with 2014

Cash provided by operating activities increased by $439 million primarily due to a $489 million favorable impact from working capital and a $382 million increase in net income before the non-cash pension mark-to-market adjustment, partially offset by (i) a $175 million decrease in customer advances and deferred income, (ii) $151 million in OEM incentives and (iii) increased cash tax payments of $50 million.

Cash used for investing activities increased by $4,638 million primarily due to an increase in cash paid for acquisitions of $5,224 million, most significantly Elster, and a decrease in proceeds of $159 million, primarily from the Friction Materials divestiture, partially offset by a net $659 million decrease in investments, primarily short-term marketable securities.

Cash provided by financing activities increased by $2,365 million primarily due to an increase in the net proceeds from debt issuances of $3,648 million, partially offset by an increase in net repurchases of common stock of $1,039 million and an increase in cash dividends paid of $216 million.

Liquidity

Each of our businesses is focused on implementing strategies to increase operating cash flows through revenue growth, margin expansion and improved working capital turnover. Considering the current economic environment in which each of the businesses operate and their business plans and strategies, including the focus on growth, cost reduction and productivity initiatives, we believe that cash balances and operating cash flow will continue to be our principal source of liquidity. In addition to the available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper markets, long-term borrowings, and access to the public debt and equity markets. At December 31, 2016, a substantial portion of the Company’s cash and cash equivalents were held by foreign subsidiaries. If the amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest the vast majority of these funds outside of the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

26

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily safety of principal and secondarily maximizing yield of those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on short-term borrowings and commercial paper outstanding as of December 31, 2016 was (0.13%) and as of December 31, 2015 was 0.26%.

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2016, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 and short-term debt of A-1, F1 and P1. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable.” To date, the Company has not experienced any limitations in our ability to access these sources of liquidity.

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

See Note 2 Acquisitions and Divestitures and Note 12 Long-term Debt and Credit Agreements of Notes to Financial Statements for additional discussion of items impacting our liquidity.

In 2016, the Company repurchased $2,079 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. In April 2016, the Board of Directors authorized the repurchase of up to a total of $5 billion of Honeywell common stock, of which $4.1 billion remained available as of December 31, 2016 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, dividends, strategic acquisitions, share repurchases, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions and debt repayments.

Specifically, we expect our primary cash requirements in 2017 to be as follows:

▪	Capital expenditures—we expect to spend approximately $1.1 billion for capital expenditures in 2017 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

▪	Share repurchases— under the Company’s share repurchase program, $4.1 billion is available as of December 31, 2016 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.

▪	Dividends—we increased our quarterly dividend rate by 12% to $.6650 per share of common stock effective with the fourth quarter 2016 dividend. The Company intends to continue to pay quarterly dividends in 2017.

▪	Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $546 million and $23 million in 2017.

▪	Pension contributions—in 2017, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $130 million ($89 million of marketable securities were contributed in January 2017) to our non-U.S. plans to
27

satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

▪	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute repositioning actions will approximate $225 million in 2017.

▪	Environmental remediation costs—we expect to spend approximately $250 million in 2017 for remedial response and voluntary clean-up costs.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2016 and 2015, we realized $565 million and $1 million in cash proceeds from sales and a spin-off of non-strategic businesses.

Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2016:

		Payments by Period
	Total(6)	2017	2018- 2019	2020- 2021	Thereafter
Long-term debt, including capitalized leases(1)	$12,409	$227	$2,672	$3,611	$5,899
Interest payments on long-term debt, including capitalized leases	3,491	290	568	495	2,138
Minimum operating lease payments	1,123	289	374	204	256
Purchase obligations(2)	1,657	778	499	293	87
Estimated environmental liability payments(3)	511	252	191	62	6
Asbestos related liability payments(4)	1,560	546	699	295	20
Asbestos insurance recoveries(5)	(440)	(23)	(110)	(103)	(204)
	$20,311	$2,359	$4,893	$4,857	$8,202

(1)	Assumes all long-term debt is outstanding until scheduled maturity.
(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.
(3)	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2016.
(4)	These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2016. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Financial Statements for additional information.
(5)	These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2016. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Financial Statements for additional information.
(6)	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Financial Statements for additional information.
28

Environmental Matters

Accruals for environmental matters deemed probable and reasonably estimable were $195 million, $194 million and $268 million in 2016, 2015 and 2014. In addition, in 2016 and 2015 we incurred operating costs for ongoing businesses of approximately $83 million and $90 million relating to compliance with environmental regulations.

Spending related to known environmental matters was $228 million, $273 million and $321 million in 2016, 2015 and 2014 and is estimated to be approximately $250 million in 2017. We expect to fund expenditures for these environmental matters from operating cash flow. The timing of cash expenditures depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.

See Note 19 Commitments and Contingencies of Notes to Financial Statements for further discussion of our environmental matters.

Financial Instruments

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2016 and 2015.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2016
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$12,409	$(12,409)	$(13,008)	$(537)
Interest rate swap agreements	1,850	21	21	(112)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	9,554	150	150	(195)

December 31, 2015
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$6,131	$(6,131)	$(6,721)	$(407)
Interest rate swap agreements	1,100	92	92	(59)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	10,538	11	11	(153)

(1)	Asset or (liability).
(2)	A hypothetical immediate one percentage point decrease in interest rates across all maturities and a potential change in fair value of foreign exchange rate sensitive instruments based on a 10% strengthening of the U.S. dollar versus local currency exchange rates across all maturities will result in a change in fair value equal to the inverse of the amount disclosed in the table.
(3)	Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value or cash flows of underlying hedged foreign currency transactions.

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

Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 19 Commitments and Contingencies of Notes to Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities which represent our most significant contingencies.

Asbestos Related Contingencies and Insurance Recoveries—Honeywell’s involvement in asbestos related personal injury actions relates to two predecessor companies. Regarding North American Refractories Company (NARCO) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust. The estimate of future NARCO claims is based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts and also reflects disputes concerning implementation of the Trust Distribution Procedures by the NARCO Trust, a lack of sufficient trust claims processing experience, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case. Some critical assumptions underlying this commonly accepted methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of future NARCO claims was originally established at the time of the NARCO Chapter 11 filing reflecting claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Regarding Bendix asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix for the next five years based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years.

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

The key assumptions used in developing our 2016, 2015 and 2014 net periodic pension (income) expense for our U.S. plans included the following:

	2016	2015	2014
Discount Rate:
Projected benefit obligation	4.46%	4.08%	4.89%
Service cost (1)	4.69%	N/A	N/A
Interest cost (1)	3.59%	N/A	N/A
Assets:
Expected rate of return	7.75%	7.75%	7.75%
Actual rate of return	10%	2%	8%
Actual 10 year average annual compounded rate of return	6%	7%	8%

(1) N/A in 2015 and 2014 as the discount rate methodology was changed in fourth quarter of 2015. See Note 20 Pension and Other Postretirement Benefits of Notes to Financial Statements.

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of the corridor. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $273 million, $67 million and $249 million in 2016, 2015 and 2014.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to continue to use an expected rate of return on plan assets of 7.75% for 2017 as this is a long-term rate based on historical plan asset returns over varying long term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 4.20% discount rate to determine benefit obligations as of December 31, 2016, reflecting the decrease in the market interest rate environment since the prior year-end.

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

Impact on 2017
Pension
Change in Assumption	Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $20 million	Increase $500 million
0.25 percentage point increase in discount rate	Increase $18 million	Decrease $460 million
0.25 percentage point decrease in expected rate of return on assets	Increase $40 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $40 million	—

Pension ongoing income for all of our pension plans is expected to be approximately $715 million in 2017 compared with pension ongoing income of $601 million in 2016. The expected increase is primarily due to higher asset returns in 2016 and lower interest costs due to a decline in discount rates, mainly in our U.S. and UK plans. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2017 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2017, and if one is required what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

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

Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We endeavor to utilize the best information available to measure fair value, which is usually either market prices (if available), level 1 or level 2 of the fair value hierarchy, or an estimate of the future discounted cash flow, level 3 of the fair value hierarchy. The key estimates in our discounted cash flow analysis include assumptions as to expected industry growth rates, sales volume, selling prices and costs, and the discount rate selected. These estimates are subject to changes in the economic environment, including market interest rates and expected volatility. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variance from assumptions could materially affect the valuations.

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing— Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

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

Sales Recognition on Long-Term Contracts—In 2016, we recognized approximately 13% of our total net sales using the percentage-of-completion method for long-term contracts. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

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

ITEM 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014

	(Dollars in millions, except per share amounts)

Product sales	$31,362	$30,695	$32,398
Service sales	7,940	7,886	7,908
Net sales	39,302	38,581	40,306

Costs, expenses and other
Cost of products sold	22,170	21,775	23,889
Cost of services sold	4,980	4,972	5,068
	27,150	26,747	28,957
Selling, general and administrative expenses	5,469	5,006	5,518
Other (income) expense	(102)	(68)	(305)
Interest and other financial charges	338	310	318
	32,855	31,995	34,488

Income from continuing operations before taxes	6,447	6,586	5,818
Tax expense	1,601	1,739	1,489
Net income	4,846	4,847	4,329
Less: Net income attributable to the noncontrolling interest	37	79	90
Net income attributable to Honeywell	$4,809	$4,768	$4,239

Earnings per share of common stock - basic	$6.29	$6.11	$5.40

Earnings per share of common stock - assuming dilution	$6.20	$6.04	$5.33

Cash dividends per share of common stock	$2.45	$2.15	$1.87

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net income	$4,846	$4,847	$4,329

Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(52)	(1,152)	(1,044)

Actuarial losses	(443)	(464)	(1,411)
Prior service (cost) credit	(18)	446	73
Prior service credit recognized during year	(78)	(13)	(2)
Actuarial losses recognized during year	236	72	202
Transition obligation recognized during year	-	-	1
Settlements and curtailments	(5)	2	-
Foreign exchange translation and other	73	41	54
Pensions and other postretirement benefit adjustments	(235)	84	(1,083)

Unrealized gains for the period	-	-	15
Less: reclassification adjustment for gains included in net income	-	-	185
Changes in fair value of available for sale investments	-	-	(170)

Effective portion of cash flow hedges recognized in other comprehensive income	103	91	20
Less: reclassification adjustment for (losses) gains included in net income	(5)	99	-
Changes in fair value of effective cash flow hedges	108	(8)	20

Other comprehensive income (loss), net of tax	(179)	(1,076)	(2,277)

Comprehensive income	4,667	3,771	2,052
Less: Comprehensive income attributable to the noncontrolling interest	29	73	87
Comprehensive income attributable to Honeywell	$4,638	$3,698	$1,965

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2016	2015

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7,843	$5,455
Accounts, notes and other receivables	8,818	8,075
Inventories	4,366	4,420
Investments and other current assets	2,031	2,103
Total current assets	23,058	20,053

Investments and long-term receivables	587	517
Property, plant and equipment - net	5,793	5,789
Goodwill	17,707	15,895
Other intangible assets - net	4,634	4,577
Insurance recoveries for asbestos related liabilities	417	426
Deferred income taxes	347	283
Other assets	1,603	1,776
Total assets	$54,146	$49,316

LIABILITIES
Current liabilities:
Accounts payable	$5,690	$5,580
Commercial paper and other short-term borrowings	3,366	5,937
Current maturities of long-term debt	227	577
Accrued liabilities	7,048	6,277
Total current liabilities	16,331	18,371

Long-term debt	12,182	5,554
Deferred income taxes	486	558
Postretirement benefit obligations other than pensions	473	526
Asbestos related liabilities	1,014	1,251
Other liabilities	4,110	4,348

Redeemable noncontrolling interest	3	290

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	5,781	5,377
Common stock held in treasury, at cost	(13,366)	(11,664)
Accumulated other comprehensive income (loss)	(2,714)	(2,535)
Retained earnings	28,710	26,147
Total Honeywell shareowners’ equity	19,369	18,283
Noncontrolling interest	178	135
Total shareowners’ equity	19,547	18,418
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$54,146	$49,316

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,846	$4,847	$4,329
Less: Net income attributable to the noncontrolling interest	37	79	90
Net income attributable to Honeywell	4,809	4,768	4,239
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	726	672	667
Amortization	304	211	257
(Gain) loss on sale of non-strategic businesses and assets	(178)	1	11
Gain on sale of available for sale investments	-	-	(221)
Repositioning and other charges	695	546	598
Net payments for repositioning and other charges	(625)	(537)	(530)
Pension and other postretirement (income) expense	(360)	(323)	44
Pension and other postretirement benefit payments	(143)	(122)	(167)
Stock compensation expense	184	175	187
Deferred income taxes	76	315	132
Excess tax benefits from share based payment arrangements	-	(81)	(102)
Other	194	57	(271)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts, notes and other receivables	(770)	211	(172)
Inventories	(18)	230	(200)
Other current assets	117	80	120
Accounts payable	254	(17)	307
Accrued liabilities	233	(667)	181
Net cash provided by operating activities	5,498	5,519	5,080
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,095)	(1,073)	(1,094)
Proceeds from disposals of property, plant and equipment	21	15	18
Increase in investments	(3,954)	(6,714)	(4,074)
Decrease in investments	3,681	6,587	3,288
Cash paid for acquisitions, net of cash acquired	(2,573)	(5,228)	(4)
Proceeds from sales of businesses, net of fees paid	296	1	160
Other	282	(102)	(170)
Net cash used for investing activities	(3,342)	(6,514)	(1,876)
Cash flows from financing activities:
Net (decrease) increase in commercial paper and other short term borrowings	(2,464)	4,265	309
Proceeds from issuance of common stock	409	186	265
Proceeds from issuance of long-term debt	9,245	60	97
Payments of long-term debt	(2,839)	(880)	(609)
Excess tax benefits from share based payment arrangements	-	81	102
Repurchases of common stock	(2,079)	(1,884)	(924)
Cash dividends paid	(1,915)	(1,726)	(1,510)
Payments to purchase the noncontrolling interest	(238)	-	-
AdvanSix pre-separation funding	269	-	-
AdvanSix pre-spin borrowing	38	-	-
AdvanSix cash at spin-off	(38)	-	-
Other	(42)	(65)	(58)
Net cash provided by (used for) financing activities	346	37	(2,328)
Effect of foreign exchange rate changes on cash and cash equivalents	(114)	(546)	(339)
Net increase (decrease) in cash and cash equivalents	2,388	(1,504)	537
Cash and cash equivalents at beginning of period	5,455	6,959	6,422
Cash and cash equivalents at end of period	$7,843	$5,455	$6,959

The Notes to Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2016		2015		2014
	Shares	$	Shares	$	Shares	$
	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		5,377		5,038		4,682
Issued for employee savings and option plans		183		164		175
Stock-based compensation expense		171		175		187
Other owner changes		50		-		(6)
Ending balance		5,781		5,377		5,038

Treasury stock
Beginning balance	(187.2)	(11,664)	(175.4)	(9,995)	(173.8)	(9,374)
Reacquired stock or repurchases of common stock	(19.3)	(2,079)	(18.8)	(1,884)	(10.0)	(924)
Issued for employee savings and option plans	9.7	377	6.7	215	8.4	303
Other owner changes	-	-	0.3	-	-	-
Ending balance	(196.8)	(13,366)	(187.2)	(11,664)	(175.4)	(9,995)

Retained earnings
Beginning balance		26,147		23,115		20,383
Net income attributable to Honeywell		4,809		4,768		4,239
Dividends on common stock		(1,883)		(1,686)		(1,478)
AdvanSix spin-off		(362)		-		-
Redemption value adjustment		(1)		(50)		(29)
Ending balance		28,710		26,147		23,115

Accumulated other comprehensive income (loss)
Beginning balance		(2,535)		(1,459)		818
Foreign exchange translation adjustment		(52)		(1,152)		(1,044)
Pensions and other postretirement benefit adjustments		(235)		84		(1,083)
Changes in fair value of available for sale investments		-		-		(170)
Changes in fair value of effective cash flow hedges		108		(8)		20
Ending balance		(2,714)		(2,535)		(1,459)

Noncontrolling interest
Beginning balance		135		127		112
Acquisitions		1		3		-
Interest sold (bought)		-		-		(7)
Net income attributable to noncontrolling interest		37		35		40
Foreign exchange translation adjustment		(8)		(6)		(3)
Dividends paid		(17)		(26)		(17)
Contributions from noncontrolling interest holders		-		-		5
Other owner changes		30		2		(3)
Ending balance		178		135		127

Total shareowners’ equity	760.8	19,547	770.4	18,418	782.2	17,784

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

Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2016 and determined that there was no impairment as of that date.

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

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

free or deeply discounted products, credits for future purchases of product and upfront cash payments. These costs are recognized in the period incurred as cost of products sold or as a reduction to sales, as appropriate.

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in cost of products sold and were $2,143 million, $1,856 million and $1,892 million in 2016, 2015 and 2014.

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

Foreign Currency Translation— Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss). For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment, including related expenses, are remeasured at the exchange rate in effect on the date the assets were acquired, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these subsidiaries are included in earnings.

Derivative Financial Instruments— We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

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

Income Taxes— Significant judgment is required in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Cash and cash equivalents— Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.

Earnings Per Share—Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements—We consider the applicability and impact of all Accounting Standards Updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated results of operations, financial position and cash flows (consolidated financial statements).

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date was deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method.

We are still finalizing the analysis to quantify the adoption impact of the provisions of the new standard, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We are currently evaluating the impact of the guidance on our consolidated financial position, results of operations, and related notes to financial statements.

In March 2016, the FASB issued amended guidance related to the employee share-based payment accounting. The guidance requires all income tax effect of awards to be recognized in the income statement, which were previously presented as a component of Total shareowners’ equity, on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. We have elected to early adopt the standard in the quarter ended September 30, 2016, which requires adoption effective as of the beginning of the fiscal year. The adoption resulted in a diluted earnings per share benefit of $0.14 and the recognition of excess tax benefits as a reduction in the provision for income taxes of $127 million for the year ended December 31, 2016. Refer to Note 24 Unaudited Quarterly Financial Information for the earnings per share for the first and second quarters of 2016, recast to reflect the impact from adoption. Cash paid by the Company when directly withholding shares for tax-withholding purposes are classified as a financing activity on a retrospective basis.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

The guidance allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We elected to maintain the current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock compensation expense. Classification of the excess tax benefits in the Consolidated Statement of Cash Flows are presented on a prospective basis as of January 1, 2016.

In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application on a retrospective basis. The Company is currently evaluating the impact of this guidance.

In October 2016, the FASB issued an accounting standard update which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under current GAAP, recognition of the income tax consequences for asset transfers other than inventory could not be recognized until the asset was sold to a third party. The guidance is intended to reduce diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application on a modified retrospective basis. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

Note 2. Acquisitions and Divestitures

During 2016 and 2015, we acquired businesses for an aggregate cost (net of cash and debt assumed) of $2,538 million and $5,244 million.

In August 2016, the Company acquired Intelligrated, a leading provider of supply chain and warehouse automation technologies, for an aggregate value, net of cash acquired, of $1,488 million. Intelligrated is part of Safety and Productivity Solutions. The preliminary determination of the assets and liabilities acquired with Intelligrated have been included in the Consolidated Balance Sheet as of December 31, 2016, including $1,129 million allocated to goodwill, which is non-deductible for tax purposes.

In April 2016, the Company completed the acquisition of Xtralis International Holdings Limited (Xtralis), a leading global provider of aspiration smoke detection and perimeter security technologies, for an aggregate cost, net of cash acquired and debt assumed, of $515 million. Xtralis is part of Home and Building Technologies.

In February 2016, the Company acquired 100 percent of the issued and outstanding shares of COM DEV International (COM DEV), a leading satellite and space components provider, for an aggregate value, net of cash acquired and debt assumed, of $347 million. COM DEV is part of Aerospace and had reported 2015 fiscal year revenues of $159 million.

In January 2016, the Company acquired the remaining 30 percent noncontrolling interest in UOP Russell LLC, which develops technology and manufactures modular equipment to process natural gas, for $240 million. UOP Russell LLC is part of Performance Materials and Technologies.

In December 2015, the Company completed the acquisition of the Elster Division of Melrose Industries plc (Elster), for an aggregate value, net of cash acquired, of $4,899 million. Elster had 2015 revenues of $1,670 million and has been integrated into Home and Building Technologies and Performance Materials and Technologies. The following table summarizes the final fair value of the acquired Elster assets and liabilities.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Current assets	$519
Intangible assets	2,163
Other noncurrent assets	193
Current liabilities	(566)
Noncurrent liabilities	(973)
Net assets acquired	1,336
Noncontrolling interest	(2)
Goodwill	3,565
Purchase Price	$4,899

The Elster identifiable intangible assets primarily include customer relationships, trade names and technology that are being amortized over their estimated lives ranging from 1 to 20 years using straight line and accelerated amortization methods. The goodwill is non-deductible for tax purposes.

As of December 31, 2016, the purchase accounting for Intelligrated, Xtralis and COM DEV is subject to final adjustment, primarily for the valuation of amounts allocated to intangible assets and goodwill, determination of useful lives for definite-lived intangible assets, tax balances and for any pre-acquisition contingencies. Goodwill arising from these acquisitions is non-deductible for tax purposes. The results of operations from date of acquisition through December 31, 2016 are included in the Consolidated Statement of Operations.

On October 1, 2016, the Company completed the tax-free spin-off of its Resins and Chemicals business, part of Performance Materials and Technologies, into a standalone, publicly-traded company (named AdvanSix Inc. or AdvanSix) to Honeywell shareowners. The assets and liabilities associated with AdvanSix have been removed from the Company’s Consolidated Balance Sheet. The results of operations for AdvanSix are included in the Consolidated Statement of Operations through the effective date of the spin-off.

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

On September 16, 2016, the Company completed the sale of Honeywell Technology Solutions Inc. for a sale price of $300 million. The Company recognized a pre-tax gain of $176 million, which was recorded in Other (income) expense. The Honeywell Technology Solutions Inc. business was part of Aerospace.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2016	2015	2014
Severance	$283	$197	$156
Asset impairments	43	13	12
Exit costs	43	6	16
Reserve adjustments	(109)	(53)	(38)
Total net repositioning charge	260	163	146

Asbestos related litigation charges, net of insurance	222	189	182
Probable and reasonably estimable environmental liabilities	195	194	268
Other	18	-	2
Total net repositioning and other charges	$695	$546	$598

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Years Ended December 31,
	2016	2015	2014
Cost of products and services sold	$522	$483	$525
Selling, general and administrative expenses	126	63	73
Other (income) expense	47	-	-
	$695	$546	$598

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2016	2015	2014
Aerospace	$298	$211	$193
Home and Building Technologies	35	43	52
Performance Materials and Technologies	94	40	33
Safety and Productivity Solutions	1	34	28
Corporate	267	218	292
	$695	$546	$598

In 2016, we recognized repositioning charges totaling $369 million including severance costs of $283 million related to workforce reductions of 6,585 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives; the separation of the former Automation and Control Solutions reporting segment into two new reporting segments; factory transitions in each of our reportable operating segments to more cost-effective locations; and achieving acquisition-related synergies. The repositioning charge included asset impairments of $43 million principally related to the write-off of certain intangible assets in connection with the sale of a Performance Materials and Technologies business. The repositioning charge included exit costs of $43 million principally for expenses related to the spin-off of our AdvanSix business and closure obligations associated with factory transitions. Also, $109 million of previously established accruals, primarily for severance, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in scope of previously announced repositioning actions.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

In 2015, we recognized repositioning charges totaling $216 million including severance costs of $197 million related to workforce reductions of 6,405 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. Also, $53 million of previously established accruals, primarily for severance, were returned to income due principally to higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in scope of previously announced repositioning actions.

In 2014, we recognized repositioning charges totaling $184 million including severance costs of $156 million related to workforce reductions of 2,975 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives; factory transitions in Home and Building Technologies, Safety and Productivity Solutions and Aerospace to more cost-effective locations; and site consolidations and organizational realignments of businesses in Home and Building Technologies, Safety and Productivity Solutions and Performance Materials and Technologies. Also, $38 million of previously established accruals, primarily for severance, were returned to income due principally to the change in scope of a previously announced repositioning action and higher attrition than anticipated in prior severance programs resulting in lower required severance payments.

 The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
Balance at December 31, 2013	$302	$-	$45	$347
2014 charges	156	12	16	184
2014 usage - cash	(135)	-	(26)	(161)
2014 usage - noncash	-	(12)	-	(12)
Adjustments	(33)	-	(5)	(38)
Foreign currency translation	(5)	-	-	(5)
Balance at December 31, 2014	285	-	30	315
2015 charges	197	13	6	216
2015 usage - cash	(109)	-	(9)	(118)
2015 usage - noncash	-	(13)	-	(13)
Acquisitions	16	-	-	16
Adjustments	(49)	-	(4)	(53)
Foreign currency translation	(11)	-	(2)	(13)
Balance at December 31, 2015	329	-	21	350
2016 charges	283	43	43	369
2016 usage - cash	(203)	-	(25)	(228)
2016 usage - noncash	(6)	(43)	-	(49)
Adjustments	(106)	-	(3)	(109)
Foreign currency translation	1	-	(3)	(2)
Balance at December 31, 2016	$298	$-	$33	$331

Certain repositioning projects in each of our reportable operating segments in 2016, 2015 and 2014 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs were not significant.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Note 4. Other (Income) Expense

	Years Ended December 31,
	2016	2015	2014

Equity (income) loss of affiliated companies	$(31)	$(30)	$(36)
Gain on sale of available for sale investments	-	-	(221)
(Gain) Loss on sale of non-strategic businesses and assets	(178)	1	11
Interest income	(106)	(104)	(102)
Foreign exchange	12	43	34
Other, net	201	22	9
	$(102)	$(68)	$(305)

Refer to Note 2 Acquisitions and Divestitures and Note 12 Long-term Debt and Credit Agreements for further details of transactions recognized in 2016 within Other (income) expense.

Note 5. Income Taxes

Income from continuing operations before taxes

	Years Ended December 31,
	2016	2015	2014
U.S.	$2,976	$3,361	$3,340
Non-U.S.	3,471	3,225	2,478
	$6,447	$6,586	$5,818

Tax expense (benefit)

	Years Ended December 31,
	2016	2015	2014
Tax expense (benefit) consists of
Current:
U.S. Federal	$869	$786	$746
U.S. State	97	78	39
Non-U.S.	559	560	572
	$1,525	$1,424	$1,357
Deferred:
U.S. Federal	$38	$196	$114
U.S. State	17	49	63
Non-U.S.	21	70	(45)
	76	315	132
	$1,601	$1,739	$1,489
46

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Taxes on non-U.S. earnings below U.S. tax rate(1)	(8.0)	(8.0)	(7.0)
U.S. state income taxes(1)	1.1	1.2	1.2
Manufacturing incentives	(0.7)	(1.5)	(1.0)
Employee stock ownership plan dividend tax benefit	(0.5)	(0.4)	(0.4)
Tax credits	(0.7)	(1.0)	(1.0)
Reserves for tax contingencies	1.2	0.7	(0.2)
Employee share-based payments	(2.0)	-	-
All other items—net	(0.6)	0.4	(1.0)
	24.8%	26.4%	25.6%

(1)	Net of changes in valuation allowance

The effective tax rate decreased by 1.6 percentage points in 2016 compared to 2015. The decrease was primarily attributable to excess tax benefits from employee share-based payments arising from adoption of the FASB’s amended guidance related to employee share-based payment accounting, partially offset by increased tax reserves in various jurisdictions and lower tax benefits from manufacturing incentives. The Company’s non-U.S. effective tax rate was 16.7%, a decrease of approximately 2.8 percentage points compared to 2015. The year-over-year decrease in the non-U.S. effective tax rate was primarily driven by higher earnings in lower tax rate jurisdictions and a decrease in the tax impact of restructuring and divestitures. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to overall non-U.S. earnings taxed at lower rates.

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

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	December 31,
Deferred tax assets:	2016	2015
Pension	$411	$500
Postretirement benefits other than pensions	262	292
Asbestos and environmental	471	473
Employee compensation and benefits	418	387
Other accruals and reserves	765	626
Net operating and capital losses	669	620
Tax credit carryforwards	206	198
Gross deferred tax assets	3,202	3,096
Valuation allowance	(621)	(589)
Total deferred tax assets	$2,581	$2,507

Deferred tax liabilities:
Property, plant and equipment	$(560)	$(661)
Intangibles	(1,843)	(1,797)
Other asset basis differences	(274)	(293)
Other	(43)	(31)
Total deferred tax liabilities	(2,720)	(2,782)
Net deferred tax liability	$(139)	$(275)

The change in deferred tax balance was primarily attributable to deferred tax liabilities transferred in connection with the AdvanSix spin-off. Our gross deferred tax assets include $1,034 million related to non-U.S. operations comprised principally of net operating losses, capital loss and tax credit carryforwards (mainly in Canada, France, Germany, Luxembourg and the United Kingdom) and deductible temporary differences. We maintain a valuation allowance of $619 million against a portion of the non-U.S. gross deferred tax assets. The change in the valuation allowance resulted in an increase of $69 million, increase of $114 million and decrease of $10 million to income tax expense in 2016, 2015 and 2014. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.

As of December 31, 2016, our net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2036	$25	$55
U.S. State	2036	720	26
Non-U.S.	2035	651	137
Non-U.S.	Indefinite	2,186	-
		$3,582	$218

Many jurisdictions impose limitations on the timing and utilization of net operating loss and tax credit carryforwards. In those instances whereby there is an expected permanent limitation on the utilization of the net operating loss or tax credit carryforward the deferred tax asset and amount of the carryforward have been reduced.

U.S. federal income taxes have not been provided on undistributed earnings of the vast majority of our international subsidiaries as it is our intention to reinvest these earnings into the respective subsidiaries. At

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

December 31, 2016 Honeywell has not provided for U.S. federal income and non-U.S. withholding taxes on approximately $18.3 billion of such earnings of our non-U.S. operations. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

	2016	2015	2014
Change in unrecognized tax benefits:
Balance at beginning of year	$765	$659	$729
Gross increases related to current period tax positions	96	56	65
Gross increases related to prior periods tax positions	88	175	204
Gross decreases related to prior periods tax positions	(33)	(72)	(277)
Decrease related to resolutions of audits with tax authorities	(3)	(11)	(32)
Expiration of the statute of limitations for the assessment of taxes	(10)	(13)	(10)
Foreign currency translation	(26)	(29)	(20)
Balance at end of year	$877	$765	$659

As of December 31, 2016, 2015, and 2014 there were $877 million, $765 million and $659 million of unrecognized tax benefits that if recognized would be recorded as a component of income tax expense.

The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2016:

Open Tax Years
Based on Originally Filed Returns
Jurisdiction	Examination in	Examination not yet
	progress	initiated
U.S. Federal	2010 - 2012, 2014	2013 - 2016
U.S. State	2008 - 2014	2011 - 2016
Australia	2009 - 2015	2016
Canada(1)	2010 - 2014	2015 - 2016
China	2003 - 2014	2015 - 2016
France	2012 - 2014	2005 - 2011, 2015 - 2016
Germany(1)	2008 - 2012	2013 - 2016
India	1999 - 2014	2015 - 2016
Switzerland(1)	2013 - 2014	2015 - 2016
United Kingdom	2013	2014 - 2016

(1) Includes provincial or similar local jurisdictions, as applicable.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods.

Unrecognized tax benefits for examinations in progress were $398 million, $349 million and $403 million, as of December 31, 2016, 2015, and 2014. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax Expense in the Consolidated Statement of Operations and totaled $18 million, $11 million and $24 million for the years ended December 31, 2016, 2015, and 2014. Accrued interest and penalties were $395 million, $336 million and $325 million, as of December 31, 2016, 2015, and 2014.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Note 6. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
Basic	2016	2015	2014
Net income attributable to Honeywell	$4,809	$4,768	$4,239

Weighted average shares outstanding	764.3	779.8	784.4

Earnings per share of common stock	$6.29	$6.11	$5.40

	Years Ended December 31,
Assuming Dilution	2016	2015	2014
Net income attributable to Honeywell	$4,809	$4,768	$4,239

Average Shares
Weighted average shares outstanding	764.3	779.8	784.4
Dilutive securities issuable - stock plans	11.0	9.5	10.8
Total weighted average diluted shares outstanding	775.3	789.3	795.2

Earnings per share of common stock - assuming dilution	$6.20	$6.04	$5.33

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2016, 2015, and 2014 the weighted number of stock options excluded from the computations were 7.5 million, 7.1 million, and 4.7 million. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts, Notes and Other Receivables

	December 31,
	2016	2015

Trade	$8,449	$7,901
Other	674	436
	9,123	8,337
Less - Allowance for doubtful accounts	(305)	(262)
	$8,818	$8,075

Trade Receivables includes $1,626 million and $1,590 million of unbilled balances under long-term contracts as of December 31, 2016 and December 31, 2015. These amounts are billed in accordance with the terms of customer contracts to which they relate.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Note 8. Inventories

	December 31,
	2016	2015
Raw materials	$1,104	$1,120
Work in process	775	826
Finished products	2,552	2,590
	4,431	4,536
Reduction to LIFO cost basis	(65)	(116)
	$4,366	$4,420

Inventories valued at LIFO amounted to $296 million and $399 million at December 31, 2016 and 2015. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $65 million and $116 million higher at December 31, 2016 and 2015.

Note 9. Property, Plant and Equipment - Net

	December 31,
	2016	2015
Land and improvements	$363	$367
Machinery and equipment	9,956	10,505
Buildings and improvements	3,248	3,188
Construction in progress	940	848
	14,507	14,908
Less—Accumulated depreciation	(8,714)	(9,119)
	$5,793	$5,789

Depreciation expense was $726 million, $672 million and $667 million in 2016, 2015 and 2014.

Note 10. Goodwill and Other Intangible Assets - Net

The change in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 by segment is as follows:

	December 31, 2015	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2016
Aerospace	$2,296	$169	$(24)	$2,441
Home and Building Technologies	6,438	820	(156)	7,102
Performance Materials and Technologies	3,771	(110)	(32)	3,629
Safety and Productivity Solutions	3,390	1,182	(37)	4,535
	$15,895	$2,061	$(249)	$17,707
51

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Other intangible assets are comprised of:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,841	$(1,141)	$700	$1,688	$(1,061)	$627
Customer relationships	3,816	(1,098)	2,718	3,558	(942)	2,616
Trademarks	284	(156)	128	230	(131)	99
Other	359	(284)	75	323	(264)	59
	6,300	(2,679)	3,621	5,799	(2,398)	3,401
Indefinite life intangibles:
Trademarks	1,013	-	1,013	1,176	-	1,176
	$7,313	$(2,679)	$4,634	$6,975	$(2,398)	$4,577

Intangible assets amortization expense was $304 million, $211 million, and $257 million in 2016, 2015, 2014. Estimated intangible asset amortization expense for each of the next five years approximates $394 million in 2017, $400 million in 2018, $396 million in 2019, $353 million in 2020, and $300 million in 2021.

Note 11. Accrued Liabilities

	December 31,
	2016	2015
Customer advances and deferred income	$2,151	$1,863
Compensation, benefit and other employee related	1,489	1,460
Asbestos related liabilities	546	292
Repositioning	322	335
Product warranties and performance guarantees	351	355
Environmental costs	252	253
Income taxes	430	201
Accrued interest	97	97
Other taxes	290	266
Insurance	172	205
Other (primarily operating expenses)	948	950
	$7,048	$6,277
52

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Note 12. Long-term Debt and Credit Agreements

	December 31,
	2016	2015
5.40% notes due 2016	$-	$400
5.30% notes due 2017	-	400
Floating rate Euro notes due 2018	1,054	-
5.30% notes due 2018	-	900
5.00% notes due 2019	-	900
1.40% notes due 2019	1,250	-
Floating rate notes due 2019	250	-
0.65% Euro notes due 2020	1,054	-
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	-
1.30% Euro notes due 2023	1,317	-
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	-
2.25% Euro notes due 2028	790	-
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.7%-8.2% maturing at various dates through 2023	547	384
	12,409	6,131
Less: current portion	(227)	(577)
	$12,182	$5,554

The schedule of principal payments on long-term debt is as follows:

December 31, 2016
2017	$227
2018	1,122
2019	1,550
2020	1,299
2021	2,312
Thereafter	5,899
12,409
Less-current portion	(227)
$12,182

In February 2016, the Company issued €1,000 million Floating Rate Senior Notes due 2018, €1,000 million 0.65% Senior Notes due 2020, €1,250 million 1.30% Senior Notes due 2023 and €750 million 2.25% Senior Notes due 2028 (collectively, the “Euro Notes”). The Euro Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $4,438 million, offset by $23 million in discount and closing costs related to the offering.

In October 2016, the Company issued $1,250 million 1.40% Senior Notes due 2019, $250 million Floating Rate Senior Notes due 2019, $1,500 million 1.85% Senior Notes due 2021 and $1,500 million 2.50% Senior Notes due 2026 (collectively, the “Notes”). The Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $4,500 million, offset by $27 million in discount and closing costs related to the offering.

In the fourth quarter of 2016, the Company repurchased the entire outstanding principal amount of its $400 million 5.30 % Senior Notes due 2017, $900 million 5.30% Senior Notes due 2018 and $900 million 5.00% Senior Notes due 2019. The cost related to the early redemption, including the “make whole premium”, was $126 million which was recorded in Other (income) expense.

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

On December 23, 2016, the Company terminated all commitments under the Second 364-day credit agreement dated as of August 5, 2016, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

There have been no borrowings under any of the credit agreements previously described.

Note 13. Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

At December 31, 2016
2017	$289
2018	216
2019	158
2020	110
2021	94
Thereafter	256
$1,123

Rent expense was $387 million, $390 million and $420 million in 2016, 2015 and 2014.

Note 14. Financial Instruments and Fair Value Measures

Credit and Market Risk—Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest and currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. Our counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. We monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest rates and currency exchange rates and restrict the use of derivative financial instruments to hedging activities.

We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

Foreign Currency Risk Management—We conduct our business on a multinational basis in a wide variety of foreign currencies. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our primary objective is to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. We attempt to hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward and option contracts (foreign currency exchange contracts) with third parties.

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in other (income) expense. We partially hedge forecasted sales and purchases, which occur in the next twelve months and are denominated in non-functional currencies, with foreign currency exchange contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange contracts mature in the next twelve months. At December 31, 2016 and 2015, we had contracts with notional amounts of $9,554 million and $10,538 million to exchange foreign currencies, principally the U.S. Dollar, Euro, British Pound, Canadian Dollar, Chinese Renminbi, Indian Rupee, Mexican Peso, Singapore Dollar, U.A.E. Dirham and Swiss Franc.

We have also designated foreign currency debt as hedges against portions of our net investment in foreign operations during the year ended December 31, 2016. Gains or losses on the effective portion of the foreign currency debt designated as a net investment hedge are recorded in the same manner as foreign currency translation adjustments. The Company did not have ineffectiveness related to net investment hedges during the year ended December 31, 2016.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2016 and 2015, interest rate swap agreements designated as fair value hedges effectively changed $1,850 million and $1,100 million of fixed rate debt at rates of 3.39% and 4.00% to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2026.

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Assets:
Foreign currency exchange contracts	$152	$28
Available for sale investments	1,670	1,501
Interest rate swap agreements	69	92

Liabilities:
Foreign currency exchange contracts	$2	$17
Interest rate swap agreements	48	-

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$280	$273	$292	$283
Liabilities
Long-term debt and related current maturities	$12,409	$13,008	$6,131	$6,721

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

being hedged. Losses on interest rate swap agreements recognized in earnings were $71 million and $2 million in the years ended December 31, 2016 and 2015. Gains on interest rate swap agreements recognized in earnings were $38 million in the year ended December 31, 2014. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $232 million of income in other (income) expense in the year ended December 31, 2016. We recognize $86 million and $181 million of expense in other (income) expense in the years ended December 31, 2015 and 2014. See Note 4 Other (Income) Expense for further details of the net impact of these economic foreign currency hedges.

Note 15. Other Liabilities

	Years Ended December 31,
	2016	2015
Pension and other employee related	$2,084	$2,461
Income taxes	1,041	1,009
Environmental	259	265
Insurance	253	257
Asset retirement obligations	63	65
Deferred income	81	99
Other	329	192
	$4,110	$4,348

Note 16. Capital Stock

We are authorized to issue up to 2,000,000,000 shares of common stock, with a par value of $1. Common shareowners are entitled to receive such dividends as may be declared by the Board of Directors, are entitled to one vote per share, and are entitled, in the event of liquidation, to share ratably in all the assets of Honeywell which are available for distribution to the common shareowners. Common shareowners do not have preemptive or conversion rights. Shares of common stock issued and outstanding or held in the treasury are not liable to further calls or assessments. There are no restrictions on us relative to dividends or the repurchase or redemption of common stock.

In April 2016, the Board of Directors authorized the repurchase of up to $5 billion of Honeywell common stock and approximately $4.1 billion remained available as of December 31, 2016. Under the Company’s previous share repurchase plan announced in December 2013 the Board of Directors authorized the repurchase of up to $5 billion of Honeywell common stock and $2.2 billion remained available as of December 31, 2015.

We purchased approximately 19.3 million and 18.8 million shares of our common stock in 2016 and 2015, for $2,079 million and $1,884 million.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2016, there was no preferred stock outstanding.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Note 17. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pretax	Tax	After Tax
Year Ended December 31, 2016
Foreign exchange translation adjustment	$(52)	$-	$(52)
Pensions and other postretirement benefit adjustments	(336)	101	(235)
Changes in fair value of effective cash flow hedges	134	(26)	108
	$(254)	$75	$(179)
Year Ended December 31, 2015
Foreign exchange translation adjustment	$(1,152)	$-	$(1,152)
Pensions and other postretirement benefit adjustments	129	(45)	84
Changes in fair value of effective cash flow hedges	(11)	3	(8)
	$(1,034)	$(42)	$(1,076)
Year Ended December 31, 2014
Foreign exchange translation adjustment	$(1,044)	$-	$(1,044)
Pensions and other postretirement benefit adjustments	(1,707)	624	(1,083)
Changes in fair value of available for sale investments	(246)	76	(170)
Changes in fair value of effective cash flow hedges	24	(4)	20
	$(2,973)	$696	$(2,277)

 Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2016	2015
Cumulative foreign exchange translation adjustment	$(1,944)	$(1,892)
Pensions and other postretirement benefit adjustments	(879)	(644)
Fair value of available for sale investments	-	-
Fair value of effective cash flow hedges	109	1
	$(2,714)	$(2,535)

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total

Balance at December 31, 2014	$(740)	$(728)	$9	$(1,459)
Other comprehensive income (loss) before reclassifications	(1,152)	23	91	(1,038)
Amounts reclassified from accumulated other comprehensive income (loss)	-	61	(99)	(38)
Net current period other comprehensive income (loss)	(1,152)	84	(8)	(1,076)
Balance at December 31, 2015	$(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	(52)	(388)	103	(337)
Amounts reclassified from accumulated other comprehensive income	-	153	5	158
Net current period other comprehensive income (loss)	(52)	(235)	108	(179)
Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2016 Affected Line in the Consolidated Statement of Operations

	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$214	$44	$46	$304
Prior service (credit) recognized	-	(87)	(18)	(18)	(123)
Settlements and curtailments	-	(4)	(1)	(1)	(6)
Losses (gains) on cash flow hedges	3	16	3	(5)	17
Total before tax	$3	$139	$28	$22	$192
Tax expense (benefit)					(34)
Total reclassifications for the period, net of tax					$158
59

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Year Ended December 31, 2015 Affected Line in the Consolidated Statement of Operations

	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$-	$78	$16	$17	$111
Prior service (credit) recognized	-	(14)	(3)	(3)	(20)
Settlements and curtailments	-	2	-	-	2
Losses (gains) on cash flow hedges	(17)	(73)	(17)	(2)	(109)
Total before tax	$(17)	$(7)	$(4)	$12	$(16)
Tax expense (benefit)					(22)
Total reclassifications for the period, net of tax					$(38)

Note 18. Stock-Based Compensation Plans

The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc. (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. Following approval of both plans, we have not and will not grant any new awards under any previously existing stock-based compensation plans. At December 31, 2016, there were 46,365,609, and 960,609 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.

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

Compensation cost on a pre-tax basis related to stock options recognized in selling, general and administrative expenses in 2016, 2015 and 2014 was $87 million, $78 million and $85 million. The associated future income tax benefit recognized in 2016, 2015 and 2014 was $29 million, $26 million and $31 million.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost:

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Weighted average fair value per share of options granted during the year(1)	$15.59	$17.21	$16.35
Assumptions:
Expected annual dividend yield	2.92%	1.98%	2.05%
Expected volatility	23.07%	21.55%	23.06%
Risk-free rate of return	1.29%	1.61%	1.48%
Expected option term (years)	4.97	4.96	4.99

  (1) Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three years ended December 31, 2016:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2013	30,663,837	$53.27
Granted	5,823,706	93.95
Exercised	(5,697,263)	47.47
Lapsed or canceled	(1,294,668)	67.70
Outstanding at December 31, 2014	29,495,612	61.80
Granted	5,967,256	103.87
Exercised	(4,190,298)	53.40
Lapsed or canceled	(703,132)	84.31
Outstanding at December 31, 2015	30,569,438	70.76
Granted	6,281,053	103.51
Exercised	(7,075,852)	57.41
Lapsed or canceled	(1,107,339)	96.81
Outstanding at December 31, 2016	28,667,300	$79.57
Vested and expected to vest at December 31, 2016(1)	27,067,969	$78.14
Exercisable at December 31, 2016	15,536,961	$63.39

(1) Represents the sum of vested options of 15.5 million and expected to vest options of 11.6 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 13.4 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Options Outstanding				Options Exercisable
			Weighted			Weighted
		Weighted	Average	Aggregate		Average	Aggregate
Range of	Number	Average	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise prices	Outstanding	Life(1)	Price	Value	Exercisable	Price	Value
$28.19-$49.99	3,235,333	2.72	$35.33	$260	3,235,333	$35.33	$260
$50.00-$64.99	6,627,010	4.16	58.12	383	6,627,010	58.12	383
$65.00-$75.00	3,565,255	6.16	69.54	165	2,420,333	69.55	112
$90.00-$99.99	4,244,518	7.16	93.42	95	1,927,354	93.42	43
$100.00-$116.28	10,995,184	8.70	103.42	137	1,326,931	103.27	17
	28,667,300	6.43	79.57	$1,040	15,536,961	63.39	$815

(1) Average remaining contractual life in years.

There were 17,202,377, and 16,019,742 options exercisable at weighted average exercise prices of $55.11 and $49.40 at December 31, 2015 and 2014.

The following table summarizes the financial statement impact from stock options exercised:

	Years Ended December 31,
Options Exercised	2016	2015	2014
Intrinsic value(1)	$395	$210	$272
Tax benefit realized	137	73	96

(1) Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.

At December 31, 2016 there was $126 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.29 years. The total fair value of options vested during 2016, 2015 and 2014 was $76 million, $73 million and $72 million.

Restricted Stock Units—Restricted stock unit (RSU) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors as compensation at fair market value at the date of grant. RSUs typically become fully vested over periods ranging from three to seven years and are payable in Honeywell common stock upon vesting.

The following table summarizes information about RSU activity for the three years ended December 31, 2016:

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2013	6,692,220	$60.04
Granted	1,455,209	94.88
Vested	(1,787,894)	53.63
Forfeited	(460,341)	63.54
Non-vested at December 31, 2014	5,899,194	70.32
Granted	1,190,406	103.04
Vested	(1,681,342)	56.38
Forfeited	(426,670)	77.73
Non-vested at December 31, 2015	4,981,588	82.18
Granted	1,364,469	110.49
Vested	(1,486,173)	68.58
Forfeited	(392,541)	88.88
Non-vested at December 31, 2016	4,467,343	$94.17

As of December 31, 2016, there was approximately $193 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 3.57 years.

The following table summarizes information about income statement impact from RSUs for the three years ended December 31, 2016:

	Years Ended December 31,
	2016	2015	2014
Compensation expense	$97	$97	$102
Future income tax benefit recognized	30	29	37

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

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2016	2015	2014
Beginning of year	$518	$591	$643
Accruals for environmental matters deemed probable and reasonably estimable	195	194	268
Environmental liability payments	(228)	(273)	(321)
Other	26	6	1
End of year	$511	$518	$591

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2016	2015
Accrued liabilities	$252	$253
Other liabilities	259	265
	$511	$518

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

Onondaga Lake, Syracuse, NY—In 2016, we largely completed a dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. Some additional long-term monitoring and maintenance activities will continue, as required by the consent decree. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate, consistent with the accounting policy described above.

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
64

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016			2015			2014
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$622	$921	$1,543	$623	$929	$1,552	$656	$955	$1,611
Accrual for update to estimated liability	203	9	212	180	8	188	195	4	199
Change in estimated cost of future claims	13	-	13	11	-	11	(1)	-	(1)
Update of expected resolution values for pending claims	4	-	4	1	-	1	2	-	2
Asbestos related liability payments	(201)	(11)	(212)	(193)	(16)	(209)	(229)	(30)	(259)
End of year	$641	$919	$1,560	$622	$921	$1,543	$623	$929	$1,552

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016			2015			2014
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$124	$325	$449	$135	$350	$485	$141	$531	$672
Probable insurance recoveries related to estimated liability	26	-	26	21	-	21	24	-	24
Insurance receipts for asbestos related liabilities	(37)	(6)	(43)	(33)	(30)	(63)	(24)	(187)	(211)
Insurance receivables settlements and write offs	7	-	7	1	6	7	(6)	7	1
Other	1	-	1	-	(1)	(1)	-	(1)	(1)
End of year	$121	$319	$440	$124	$325	$449	$135	$350	$485

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2016	2015

Other current assets	$23	$23
Insurance recoveries for asbestos related liabilities	417	426
	$440	$449

Accrued liabilities	$546	$292
Asbestos related liabilities	1,014	1,251
	$1,560	$1,543

NARCO Products –In connection with NARCO’s emergence from bankruptcy on April 30, 2013, a federally authorized 524(g) trust (NARCO Trust) was established for the evaluation and resolution of all existing

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2017 and 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement that expires in October 2017. Claims processing will continue during this period subject to a defined dispute resolution process. As of December 31, 2016, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for pre-established unliquidated claims ($145 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($31 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust ($743 million). The estimate of future NARCO claims is based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts and also reflects disputes concerning implementation of the Trust Distribution Procedures by the NARCO Trust, a lack of sufficient trust claims processing experience, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case. Some critical assumptions underlying this commonly accepted methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of future NARCO claims was originally established at the time of the NARCO Chapter 11 filing reflecting claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range.

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

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Bendix Products—The following tables present information regarding Bendix related asbestos claims activity:

	Years Ended December 31,
Claims Activity	2016	2015

Claims Unresolved at the beginning of year	7,779	9,267
Claims Filed	2,830	2,862
Claims Resolved	(2,885)	(4,350)
Claims Unresolved at the end of year	7,724	7,779

	December 31,
Disease Distribution of Unresolved Claims	2016	2015

Mesothelioma and Other Cancer Claims	3,490	3,772
Nonmalignant Claims	4,234	4,007
Total Claims	7,724	7,779

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012

	(in whole dollars)
Malignant claims	$44,000	$44,000	$53,500	$51,000	$49,000
Nonmalignant claims	$4,485	$100	$120	$850	$1,400

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

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

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

Honeywell v. United Auto Workers (UAW) et. al—In July 2011, Honeywell filed an action in federal court (District of New Jersey) against the UAW and all former employees who retired under a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW seeking a declaratory judgment that certain express limitations on its obligation to contribute toward the healthcare coverage of such retirees (the CAPS) set forth in the MCBAs may be implemented, effective January 1, 2012. The UAW and certain retiree defendants filed a mirror suit in the Eastern District of Michigan alleging that the MCBAs do not provide for CAPS on the Company’s liability for healthcare coverage. The New Jersey action was dismissed and Honeywell subsequently answered the UAW’s complaint in Michigan and asserted counterclaims for fraudulent inducement, negligent misrepresentation and breach of implied warranty. The UAW filed a motion to dismiss these counterclaims. The court dismissed Honeywell’s fraudulent inducement and negligent misrepresentation claims, but let stand the claim for breach of implied warranty. In the second quarter of 2014, the parties agreed to stay the proceedings with respect to those retirees who retired before the initial inclusions of the CAPS in the 2003 MCBA until the Supreme Court decided the M&G Polymers USA, LLC v. Tackett case. In a ruling on January 26, 2015, the Supreme Court held that retiree health insurance benefits provided in collective bargaining agreements do not carry an inference that they are vested or guaranteed to continue for life and that the “vesting” issue must be decided pursuant to ordinary principles of contract law. The stay of the proceedings has been lifted and the case is again proceeding. Based on the Supreme Court’s ruling, Honeywell is confident that the CAPS will be upheld and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $129 million, reflecting the estimated value of these CAPS.

In December 2013, the UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to those retirees who retired after the initial inclusion of the CAPS in the 2003 MCBA. The UAW sought a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for the post-2003 retirees. That motion remains pending. Honeywell is confident that the Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $95 million, reflecting the estimated value of these CAPS.

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

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

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

Warranties and Guarantees

In the normal course of business we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2016	2015	2014
Beginning of year	$416	$403	$405
Accruals for warranties/guarantees issued during the year	326	206	225
Adjustment of pre-existing warranties/guarantees	(40)	13	(34)
Settlement of warranty/guarantee claims	(215)	(206)	(193)
End of year	$487	$416	$403

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2016	2015
Accrued liabilities	$351	$355
Other liabilities	136	61
	$487	$416

Note 20. Pension and Other Postretirement Benefits

We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans covering the majority of our employees and retirees. Pension benefits for many of our U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. We also sponsor defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally the UK, Netherlands, Germany, and Canada. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. None of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company. In addition, more than 80% of Honeywell’s U.S. retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$17,298	$18,035	$6,338	$5,761
Service cost	191	223	47	51
Interest cost	600	696	179	177
Plan amendments	-	(429)	-	-
Actuarial (gains) losses	448	(269)	1,125	(178)
Acquisitions	-	61	6	1,137
Benefits paid	(1,135)	(1,027)	(243)	(199)
Settlements and curtailments	-	-	(50)	(11)
Foreign currency translation	-	-	(930)	(417)
Other	12	8	11	17
Benefit obligation at end of year	17,414	17,298	6,483	6,338
Change in plan assets:
Fair value of plan assets at beginning of year	16,349	17,066	6,117	5,333
Actual return on plan assets	1,554	233	1,006	154
Company contributions	36	34	186	147
Acquisitions	-	43	-	1,036
Benefits paid	(1,135)	(1,027)	(243)	(199)
Foreign currency translation	-	-	(957)	(361)
Other	10	-	11	7
Fair value of plan assets at end of year	16,814	16,349	6,120	6,117
Funded status of plans	$(600)	$(949)	$(363)	$(221)
Amounts recognized in Consolidated Balance Sheet consist of:
Prepaid pension benefit cost(1)	$-	$-	$380	$427
Accrued pension liabilities - current(2)	(106)	(51)	(11)	(7)
Accrued pension liabilities - noncurrent(3)	(494)	(898)	(732)	(641)
Net amount recognized	$(600)	$(949)	$(363)	$(221)

(1) Included in Other assets on Consolidated Balance Sheet
(2) Included in Accrued liabilities on Consolidated Balance Sheet
(3) Included in Other liabilities - noncurrent on Consolidated Balance Sheet
70

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$569	$973
Service cost	-	-
Interest cost	20	33
Plan amendments(1)	27	(290)
Actuarial (gains) losses	(31)	(55)
Benefits paid	(93)	(92)
Benefit obligation at end of year	492	569
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Actual return on plan assets	-	-
Company contributions	-	-
Benefits paid	-	-
Fair value of plan assets at end of year	-	-
Funded status of plans	$(492)	$(569)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(62)	$(85)
Postretirement benefit obligations other than pensions(2)	(430)	(484)
Net amount recognized	$(492)	$(569)

(1) In 2015, elimination of retiree medical insurance coverage for certain retirees. Amount recognized as part of net postretirement benefit cost over the expected future lifetime of the remaining participants in the plan.
(2) Excludes non-U.S. plans of $43 million and $42 million in 2016 and 2015.

Amounts recognized in accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2016 and 2015 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Prior service (credit)	$(312)	$(355)	$(11)	$(22)
Net actuarial loss	1,099	1,005	582	464
Net amount recognized	$787	$650	$571	$442

	Other Postretirement Benefits
	2016	2015
Prior service (credit)	$(393)	$(496)
Net actuarial loss	136	189
Net amount recognized	$(257)	$(307)

The components of net periodic benefit (income) cost and other amounts recognized in other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
Net Periodic Benefit Cost	2016	2015	2014	2016	2015	2014
Service cost	$191	$223	$241	$47	$51	$56
Interest cost	600	696	771	179	177	231
Expected return on plan assets	(1,226)	(1,278)	(1,257)	(377)	(358)	(354)
Amortization of transition obligation	-	-	-	-	1	2
Amortization of prior service (credit) cost	(43)	13	23	(3)	(3)	(2)
Recognition of actuarial losses	27	52	26	246	15	223
Settlements and curtailments	-	8	-	(7)	2	-
Net periodic benefit (income) cost	$(451)	$(286)	$(196)	$85	$(115)	$156

Other Changes in Plan Assets and Benefits Obligations Recognized in	U.S. Plans			Non-U.S. Plans
Other Comprehensive (Income) Loss	2016	2015	2014	2016	2015	2014
Actuarial losses	$121	$775	$1,686	$447	$27	$333
Prior service (credit)	-	(429)	-	-	-	(17)
Transition obligation recognized during year	-	-	-	-	(1)	(2)
Prior service (cost) credit recognized during year	43	(13)	(23)	10	3	2
Actuarial losses recognized during year	(27)	(52)	(26)	(246)	(17)	(223)
Foreign currency translation	-	-	-	(83)	(37)	(50)
Total recognized in other comprehensive (income) loss	$137	$281	$1,637	$128	$(25)	$43
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(314)	$(5)	$1,441	$213	$(140)	$199

The estimated prior service (credit) for pension benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2017 are expected to be ($43) million and ($1) million for U.S. and non-U.S. pension plans.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	Years Ended December 31,
Net Periodic Benefit Cost	2016	2015	2014
Service cost	$-	$-	$-
Interest cost	20	33	42
Amortization of prior service (credit)	(76)	(30)	(20)
Recognition of actuarial losses	22	34	24
Net periodic benefit (income) cost	$(34)	$37	$46

	Years Ended December 31,
Other Changes in Plan Assets and Benefits Obligations	2016	2015	2014
Recognized in Other Comprehensive (Income) Loss
Actuarial (gains) losses	$(31)	$(55)	$46
Prior service cost (credit)	27	(290)	(87)
Prior service credit recognized during year	76	30	20
Actuarial losses recognized during year	(22)	(34)	(24)
Total recognized in other comprehensive (income) loss	$50	$(349)	$(45)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$16	$(312)	$1

The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit (income) in 2017 are expected to be $14 million and ($70) million.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.20%	4.46%	4.08%	2.51%	3.49%	3.26%
Expected annual rate of compensation increase	4.50%	4.48%	4.50%	2.17%	2.11%	2.53%

Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate - benefit obligation	4.46%	4.08%	4.89%	3.49%	3.26%	4.29%
Discount rate - service cost	4.69%	N/A	N/A	2.92%	N/A	N/A
Discount rate - interest cost	3.59%	N/A	N/A	3.07%	N/A	N/A
Expected rate of return on plan assets	7.75%	7.75%	7.75%	6.65%	6.94%	6.96%
Expected annual rate of compensation increase	4.48%	4.50%	4.50%	2.11%	2.53%	2.81%
73

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2016	2015	2014
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.65%	3.80%	3.45%

Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.80%	3.45%	4.05%

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

During the fourth quarter of 2015 we changed the methodology used to estimate the service and interest cost components of net periodic benefit (income) cost for our significant pension plans. Previously, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change did not affect the measurement of our pension obligation and was applied prospectively as a change in estimate. For our U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2017 are 4.42% and 3.49%.

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

Pension Benefits

Included in the aggregate data in the tables above are the amounts applicable to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets. Amounts related to such plans were as follows:

	December 31,
	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Projected benefit obligation	$17,414	$17,298	$2,294	$1,624
Accumulated benefit obligation	$17,263	$16,899	$2,220	$1,574
Fair value of plan assets	$16,814	$16,349	$1,552	$976

Accumulated benefit obligation for our U.S. defined benefit pension plans were $17.3 billion and $16.9 billion and for our Non-U.S. defined benefit pension plans were $6.4 billion and $6.2 billion at December 31, 2016 and 2015.

Our asset investment strategy for our U.S. pension plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve our long-term investment objectives on a risk adjusted basis. Our

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

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

Our non-U.S. pension assets are typically managed by decentralized fiduciary committees with the Honeywell Corporate Investments group providing funding and investment guidance. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

In accordance with ASU 2015-07, “Fair Value Measurement (Topic 820)”, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,140	$2,140	$-	$-
U.S. equities	3,583	3,583	-	-
Non-U.S. equities	2,069	2,037	32	-
Real estate investment trusts	203	203	-	-
Fixed income:
Short term investments	1,306	1,306	-	-
Government securities	305	-	305	-
Corporate bonds	4,366	-	4,366	-
Mortgage/Asset-backed securities	617	-	617	-
Insurance contracts	7	-	7	-
Direct investments:
Direct private investments	609	-	-	609
Real estate properties	664	-	-	664
Total	15,869	$9,269	$5,327	$1,273
Investments measured at NAV:
Private funds	815
Real estate funds	110
Hedge funds	20
Total assets at fair value	$16,814

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	U.S. Plans
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$1,916	$1,916	$-	$-
U.S. equities	4,572	4,572	-	-
Non-U.S. equities	2,099	1,943	156	-
Real estate investment trusts	209	209	-	-
Fixed income:
Short term investments	1,332	1,332	-	-
Government securities	425	-	425	-
Corporate bonds	3,003	-	3,003	-
Mortgage/Asset-backed securities	561	-	561	-
Insurance contracts	7	-	7	-
Direct investments:
Direct private investments	535	-	-	535
Real estate properties	626	-	-	626
Total	15,285	$9,972	$4,152	$1,161
Investments measured at NAV:
Private funds	889
Real estate funds	156
Hedge funds	19
Total assets at fair value	$16,349

	Non-U.S. Plans
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$650	$525	$125	$-
Non-U.S. equities	2,153	219	1,934	-
Fixed income:
Short-term investments	146	146	-	-
Government securities	1,530	-	1,530	-
Corporate bonds	1,220	-	1,220	-
Mortgage/Asset-backed securities	18	-	18	-
Insurance contracts	152	-	152	-
Investments in private funds:
Private funds	42	-	19	23
Real estate funds	124	-	-	124
Total	6,035	$890	$4,998	$147
Investments measured at NAV:
Private funds	33
Real estate funds	52
Total assets at fair value	$6,120

	Non-U.S. Plans
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$569	$479	$90	$-
Non-U.S. equities	2,200	228	1,972	-
Fixed income:
Short-term investments	108	105	3	-
Government securities	1,621	-	1,621	-
Corporate bonds	1,073	-	1,073	-
Mortgage/Asset-backed securities	94	-	94	-
Insurance contracts	170	-	170	-
Investments in private funds:
Private funds	10	-	-	10
Real estate funds	152	-	-	152
Total	5,997	$812	$5,023	$162
Investments measured at NAV:
Private funds	51
Real estate funds	69
Total assets at fair value	$6,117
77

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

The following table summarizes changes in the fair value of Level 3 assets for both U.S. and Non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct
	Private	Real Estate	Private	Real Estate
	Investments	Properties	Funds	Funds
Balance at December 31, 2014	$301	$600	$4	$100
Actual return on plan assets:
Relating to assets still held at year-end	47	16	-	5
Relating to assets sold during the year	21	14	-	-
Purchases	242	16	10	51
Sales and settlements	(76)	(20)	(4)	(4)

Balance at December 31, 2015	535	626	10	152
Actual return on plan assets:
Relating to assets still held at year-end	(42)	11	1	(22)
Relating to assets sold during the year	28	7	-	(1)
Purchases	141	48	12	-
Sales and settlements	(53)	(28)	-	(5)
Balance at December 31, 2016	$609	$664	$23	$124

The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2016 and 2015, our U.S. plans had contracts with notional amounts of $3,775 million and $2,613 million. At December 31, 2016 and 2015, our non-U.S. plans had contracts with notional amounts of $55 million and $54 million. In both our U.S. and non-U.S. pension plans, the notional derivative exposure is primarily related to outstanding equity futures contracts.

Common stocks, preferred stocks, real estate investment trusts, and short-term investments are valued at the closing price reported in the active market in which the individual securities are traded. Corporate bonds, mortgages, asset-backed securities, and government securities are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Certain securities are held in collective trust funds which are valued using net asset values provided by the administrators of the funds. Investments in private equity, debt, real estate and hedge funds and direct private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. Investments in real estate properties are valued on a quarterly basis using the income approach. Valuation estimates are periodically supplemented by third party appraisals.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2016, 2015 and 2014, we were not required to make contributions to our U.S. pension plans and no contributions were made. We are not required to make any contributions to our U.S. pension plans in 2017. In 2016, contributions of $149 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2017, we expect to make contributions of cash and/or marketable securities of approximately $130 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	U.S. Plans	Non-U.S. Plans
2017	$1,217	$223
2018	1,136	225
2019	1,147	231
2020	1,158	238
2021	1,167	244
2022-2026	5,838	1,323

Other Postretirement Benefits

	December 31,
	2016	2015
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2023	2023

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$25	$(18)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

	Without Impact of	Net of
	Medicare Subsidy	Medicare Subsidy
2017	$67	$62
2018	62	57
2019	57	53
2020	52	48
2021	48	44
2022-2026	156	141

Note 21. Segment Financial Data

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

In July 2016, the Company announced the realignment of the business units comprising its Automation and Control Solutions reporting segment by forming two new reportable operating segments: Home and Building Technologies and Safety and Productivity Solutions.  Home and Building Technologies includes Environmental & Energy Solutions, Security and Fire, and Building Solutions and Distribution. Additionally, the Industrial Combustion/Thermal business, previously part of Environmental & Energy Solutions in Automation and Control Solutions, became part of Performance Materials and Technologies. Safety and Productivity Solutions includes

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Sensing & Productivity Solutions and Industrial Safety, as well as the Intelligrated business. Under the realigned segment reporting structure, the Company’s reportable operating segments are Aerospace, Home and Building Technologies, Performance Materials and Technologies and Safety and Productivity Solutions.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period segment presentation.

	Years Ended December 31,
Net Sales	2016	2015	2014
Aerospace
Product	$9,926	$10,379	$10,773
Service	4,825	4,858	4,825
Total	14,751	15,237	15,598
Home and Building Technologies
Product	9,374	7,985	8,267
Service	1,280	1,176	1,218
Total	10,654	9,161	9,485
Performance Materials and Technologies
Product	7,601	7,674	8,662
Service	1,671	1,801	1,815
Total	9,272	9,475	10,477
Safety and Productivity Solutions
Product	4,461	4,657	4,696
Service	164	51	50
Total	4,625	4,708	4,746
	$39,302	$38,581	$40,306

Depreciation and amortization
Aerospace	$275	$267	$277
Home and Building Technologies	192	101	114
Performance Materials and Technologies	314	285	292
Safety and Productivity Solutions	188	173	184
Corporate	61	57	57
	$1,030	$883	$924

Segment Profit
Aerospace	$2,991	$3,218	$2,915
Home and Building Technologies	1,683	1,512	1,455
Performance Materials and Technologies	2,050	1,990	1,876
Safety and Productivity Solutions	680	746	686
Corporate	(218)	(210)	(236)
	$7,186	$7,256	$6,696
80

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

	Years Ended December 31,
Capital expenditures	2016	2015	2014
Aerospace	$331	$314	$315
Home and Building Technologies	110	103	83
Performance Materials and Technologies	455	481	538
Safety and Productivity Solutions	55	47	61
Corporate	144	128	97
	$1,095	$1,073	$1,094

	December 31,
Total Assets	2016	2015	2014
Aerospace	$11,426	$11,235	$11,151
Home and Building Technologies	13,201	13,950	9,857
Performance Materials and Technologies	13,026	11,699	9,805
Safety and Productivity Solutions	8,951	7,006	7,228
Corporate	7,542	5,426	7,410
	$54,146	$49,316	$45,451

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
Segment Profit	$7,186	$7,256	$6,696
Other income (expense)(1)	71	38	269
Interest and other financial charges	(338)	(310)	(318)
Stock compensation expense(2)	(184)	(175)	(187)
Pension ongoing income (expense)(2)	601	430	254
Pension mark-to-market expense(2)	(273)	(67)	(249)
Other postretirement income (expense)(2)	32	(40)	(49)
Repositioning and other charges (2)	(648)	(546)	(598)
Income from continuing operations before taxes	$6,447	$6,586	$5,818

(1)	Equity income (loss) of affiliated companies is included in Segment Profit.
(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 22. Geographic Areas - Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
	2016	2015	2014	2016	2015	2014
United States	$22,652	$23,771	$23,911	$3,744	$3,939	$3,612
Europe	9,966	8,674	9,870	741	746	741
Other International	6,684	6,136	6,525	1,308	1,104	1,030
	$39,302	$38,581	$40,306	$5,793	$5,789	$5,383

(1) Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $5,290 million, $5,526 million and $5,647 million in 2016, 2015 and 2014.

(2) Long-lived assets are comprised of property, plant and equipment - net.

HONEYWELL INTERNATIONAL INC.

NOTES TO FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions, except per share amounts)

Note 23. Supplemental Cash Flow Information

	Years Ended December 31,
	2016	2015	2014
Payments for repositioning and other charges:
Severance and exit cost payments	$(228)	$(118)	$(161)
Environmental payments	(228)	(273)	(321)
Insurance receipts for asbestos related liabilities	43	63	211
Asbestos related liability payments	(212)	(209)	(259)
	$(625)	$(537)	$(530)

Interest paid, net of amounts capitalized	$329	$310	$312
Income taxes paid, net of refunds	1,142	1,192	1,142
Non-cash investing and financing activities:
Common stock contributed to savings plans	168	174	168
Marketable securities contributed to non-U.S. pension plans	106	109	117

Note 24. Unaudited Quarterly Financial Information

	2016
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,522	$9,991	$9,804	$9,985	$39,302
Gross Profit	2,975	3,170	2,901	3,106	12,152
Net income attributable to Honeywell	1,216	1,319	1,240	1,034	4,809
Earnings per share - basic	1.58	1.73	1.62	1.36	6.29
Earnings per share - assuming dilution	1.56	1.70	1.60	1.34	6.20
Dividends paid per share	0.5950	0.5950	0.5950	0.6650	2.45
Market Price per share
High	113.23	117.32	119.88	118.09	119.88
Low	96.24	111.46	111.60	105.78	96.24

	2015
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,213	$9,775	$9,611	$9,982	$38,581
Gross Profit	2,851	2,961	2,957	3,065	11,834
Net income attributable to Honeywell	1,116	1,194	1,264	1,194	4,768
Earnings per share - basic	1.42	1.52	1.62	1.55	6.11
Earnings per share - assuming dilution	1.41	1.51	1.60	1.53	6.04
Dividends paid per share	0.5175	0.5175	0.5175	0.5950	2.15
Market Price per share
High	101.76	104.17	104.29	101.65	104.29
Low	98.78	102.87	101.72	92.93	92.93
82

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Honeywell International Inc.

Morris Plains, New Jersey:

We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Honeywell International Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for employee share-based payments in 2016 and 2015 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 10, 2017

84

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Honeywell International Inc.:

In our opinion, the accompanying consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Honeywell International Inc. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, NJ

February 13, 2015, except for the change in composition of reportable segments discussed in Note 21 to the consolidated financial statements, as to which the date is February 10, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2016.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2016. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2016.

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the three months ended December 31, 2016, including the activities disclosed below, were conducted by our non-U.S. subsidiaries under General License H and otherwise in compliance with all applicable laws, including sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC).

In the three months ended December 31, 2016, the UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Settled outstanding claims with Iranian counterparties under contracts originally entered into in compliance with then-applicable sanctions laws. Revenue in the three months ended December 31, 2016 from these settlements was approximately $28.6 million.
•	Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $1.3 million in the three months ended December 31, 2016, (expected total value of these contracts is approximately $4.2 million).
•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $0.1 million in the three months ended December 31, 2016 (expected total value of these contracts is approximately $0.9 million).

In the three months ended December 31, 2016, the Process Solutions business, part of Performance Materials and Technologies, sold approximately $1.7 million of non-U.S. origin products to distributors (including an Iranian distributor) for use in the gas distribution sector in Iran.

In the three months ended December 31, 2016, the Industrial Safety business, part of Safety and Productivity Solutions, sold approximately $0.1 million of non-U.S. origin products to a non-U.S. distributor for use in the oil sector in Iran.

In addition to the activities described above, we previously disclosed in our periodic reports activities, transactions or dealings relating to Iran occurring in the first, second and third quarters of 2016. Our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with all applicable laws, which sales may require additional disclosure pursuant to Section 13(r) of the Act.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

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

EQUITY COMPENSATION PLANS

As of December 31, 2016 information about our equity compensation plans is as follows:

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category	( a )	( b )	( c )
Equity compensation plans approved by security holders	35,267,728(1)	$79.48(2)	49,233,195(3)
Equity compensation plans not approved by security holders	447,739(4)	N/A(5)	N/A(6)
Total	35,715,467	79.48	49,233,195

(1)	Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan, the 2011 Stock Incentive Plan and the 2006 Stock Incentive Plan (including 28,603,165 shares of Common Stock to be issued for options; 16,091 shares to be issued for stock appreciation rights; 4,443,936 RSUs subject to continued employment; and 1,884,115 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 297,014 shares of Common Stock to be issued for options; and 23,407 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

1,336,202 growth plan units were issued and remain outstanding for the performance cycle commencing January 1, 2014 and ended December 31, 2015 and 1,600,359 growth plan units were issued and remain outstanding for the performance cycle commencing January 1, 2016 and ending December 31, 2017, both pursuant to the 2011 Stock Incentive Plan. The value of this growth plan award will be paid in cash and, thus, growth plan units are not included in the table above.

Because the number of future shares that may be distributed to employees participating in the Honeywell Global Stock Plan is unknown, no shares attributable to that plan are included in column (a) of the table above.

(2)	Column (b) relates to stock options and does not include any exercise price for RSUs because an RSU’s value is dependent upon attainment of certain performance goals or continued employment or service and they are settled for shares of Common Stock on a one-for-one basis.

(3)	The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2016 is 46,365,609 which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction enjoyed by Honeywell to the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan or the 2006 Stock Incentive Plan.
89

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2016 is 1,906,977. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.

•	The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ending December 31, 2016, 58,353 shares were credited to participants’ accounts under the UK Sharebuilder Plan.
•	The Honeywell International Technologies Employees Share Ownership Plan (Ireland) and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme, allow eligible employees in Ireland to contribute specified percentages of base pay, bonus or performance pay that are then invested in Common Stock. For the year ending December 31, 2016, 7,139 shares of Common Stock were credited to participants’ accounts under these two plans.

The remaining 960,609 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.

(4)	Equity compensation plans not approved by shareowners included in the table refers to the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees.

The Supplemental Non-Qualified Savings Plan for Highly Compensated Employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2016 is 438,998.

The AlliedSignal Incentive Compensation Plan for Executive Employees was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares of Common Stock that remain to be issued as of December 31, 2016 is 8,741.

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

Item 14. Principal Accounting Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(1.) Consolidated Financial Statements:
Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014	34
Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	35
Consolidated Balance Sheet at December 31, 2016 and 2015	36
Consolidated Statement of Cash Flows for the years ended December 2016, 2015 and 2014	37
Consolidated Statement of Shareowners’ Equity for the years ended December 31, 2016, 2015 and 2014	38
Notes to Financial Statements	39
Report of Independent Registered Public Accounting Firm	83

Page Number in Form 10-K
(a)(2.) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K	94
91

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: February 10, 2017	By:	/s/ Jennifer H. Mak
Jennifer H. Mak
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
92

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	Name	Name

	*	*
	David M. Cote	Judd Gregg
	Chairman of the Board and	Director
Chief Executive Officer
(Principal Executive Officer)

	*	*
	Darius Adamczyk	Clive Hollick
	President and Chief Operating Officer	Director
and Director

	*	*
	William S. Ayer	Grace D. Lieblein
	Director	Director

	*	*
	Kevin Burke	George Paz
	Director	Director

	*	*
	Jaime Chico Pardo	Bradley T. Sheares, Ph.D.
	Director	Director

	*	*
	D. Scott Davis	Robin L. Washington
	Director	Director

*
Linnet F. Deily
Director

	/s/ Thomas A. Szlosek	/s/ Jennifer H. Mak
	Thomas A. Szlosek	Jennifer H. Mak
	Senior Vice President and	Vice President and Controller
	Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)

*By:	/s/ Thomas A. Szlosek
(Thomas A. Szlosek
Attorney-in-fact)

February 10, 2017
93

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed April 27, 2010)

3(ii)	By-laws of Honeywell International Inc., as amended February 12, 2016 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed February 12, 2016)

4	Honeywell International Inc. is a party to several long-term debt instruments under which, in each case, the total amount of securities authorized does not exceed 10% of the total assets of Honeywell and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Honeywell agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1*	Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003), and amended by Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004 and Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005

10.2*

Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.3*	Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2010, Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012, Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2013 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2015

10.4*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.5*	Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2013

10.6*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009 and Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2015

10.7*	Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2009, Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2013, and Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2015
94

Exhibit No.	Description
10.8*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009 and Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2015

10.9*	Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.10*	Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002), and amended by Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008, Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008, and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2013

10.11*	Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.12*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.13*

Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006) and amended by Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2008, Exhibit 10.25 to Honeywell’s 10-K for the year ended December 31, 2009, and amended by Exhibit 10.16 to Honeywell’s Form 10-K for the year ended December 31, 2015

10.14*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.1 to Honeywell’s 10-Q for the quarter ended March 31, 2011

10.15*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.16*	2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.17*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates— Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.18*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008), and amended by Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011 and Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2014
95

Exhibit No.	Description
10.19*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.20*	2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.21*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.22*	Letter Agreement dated July 20, 2007 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2007) and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2009

10.23*	Letter Agreement dated October 6, 2010 between Honeywell and Roger Fradin (incorporated by reference to Exhibit 10.34 to Honeywell’s Form 10-K for the year ended December 31, 2010) and amended by Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2012

10.24*	Employee Non-Competition Agreement dated October 26, 2010 for Andreas Kramvis (incorporated by reference to Exhibit 10.35 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.25*	2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates — Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2010)

10.26*	2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.37 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.27*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (incorporated by reference to Exhibit 10.38 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.28*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.29*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934), and amended by Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012 and Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014

10.30*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.31*	2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.32*	2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
96

Exhibit No.	Description
10.33*	2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2014)

10.34*	2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.35*	Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2011)

10.36*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Roger Fradin (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.37*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Andreas Kramvis (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.38*	Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Thomas A. Szlosek (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.39*	CEO Retention Agreement, as approved by the Board of Directors of Honeywell International Inc. on October 31, 2014 and agreed to by David M. Cote on December 11, 2014 (incorporated by reference to Exhibit 99.2 to Honeywell’s Form 8-K filed December 12, 2014)

10.40*	Chief Executive Officer Business Continuity Agreement as approved by the Board of Directors of Honeywell International Inc. on June 28, 2016 (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed June 28, 2016)

10.41*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2016)

10.42*	Offer letter dated March 31, 2016 from Honeywell International Inc. to Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed April 6, 2016)

10.43*	Offer letter dated March 11, 2013 from Honeywell International Inc. to Krishna Mikkilineni (filed herewith)

10.44*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.45*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.46*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)
97

Exhibit No.	Description
10.47*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.48*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.49*	2016 Stock Plan for Non-Employee Directors (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.50*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.51*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.52	Amended and Restated Five Year Credit Agreement dated as of July 10, 2015 among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed July 10, 2015)

10.53	Amendment No. 1, dated as of September 30, 2015, to the Amended and Restated Five Year Credit Agreement dated as of July 10, 2015 among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed October 1, 2015)

10.54	Amendment No. 2, dated as of April 29, 2016, to the Amended and Restated Five Year Credit Agreement dated as of July 10, 2015, as amended by Amendment No. 1 dated as of September 30, 2015, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers. (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 29, 2016)
98

Exhibit No.	Description
10.55	364-Day Credit Agreement, dated as of April 29, 2016, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and co-book managers. (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 29, 2016)

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

23.2	Consent of PricewaterhouseCoopers LLC (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
99