Form 10-Q
period 2017-03-31
HONEYWELL INTERNATIONAL INC
filed 2017-04-21
CIK 773840

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 762,338,156 shares of Common Stock outstanding at March 31, 2017.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2016 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of March 31, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

	(Dollars in millions, except per share amounts)
Product sales	$7,540	$7,619
Service sales	1,952	1,903
Net sales	9,492	9,522

Costs, expenses and other
Cost of products sold	5,237	5,349
Cost of services sold	1,119	1,198
	6,356	6,547
Selling, general and administrative expenses	1,349	1,280
Other (income) expense	(12)	(18)
Interest and other financial charges	75	85
	7,768	7,894

Income before taxes	1,724	1,628
Tax expense	392	402
Net income	1,332	1,226

Less: Net income attributable to the noncontrolling interest	6	10

Net income attributable to Honeywell	$1,326	$1,216

Earnings per share of common stock - basic	$1.74	$1.58
Earnings per share of common stock - assuming dilution	$1.71	$1.56
Cash dividends per share of common stock	$0.6650	$0.5950

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Net income	$1,332	$1,226

Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	248	122

Prior service credit (cost)	(46)	-
Actuarial losses (gains) recognized	2	3
Prior service (credit) cost recognized	(16)	(19)
Pension and other postretirement benefits adjustments	(60)	(16)

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(13)	(32)
Less: Reclassification adjustment for gains (losses) included in net income	23	(6)
Changes in fair value of effective cash flow hedges	(36)	(26)
Other comprehensive income (loss), net of tax	152	80

Comprehensive income	1,484	1,306
Less: Comprehensive income attributable to the noncontrolling interest	9	10
Comprehensive income attributable to Honeywell	$1,475	$1,296

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31, 2017	December 31, 2016
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7,710	$7,843
Short-term investments	1,885	1,520
Accounts receivable - net	8,155	8,177
Inventories	4,652	4,366
Other current assets	1,178	1,152
Total current assets	23,580	23,058

Investments and long-term receivables	533	587
Property, plant and equipment - net	5,816	5,793
Goodwill	17,827	17,707
Other intangible assets - net	4,592	4,634
Insurance recoveries for asbestos related liabilities	407	417
Deferred income taxes	337	347
Other assets	1,687	1,603
Total assets	$54,779	$54,146

LIABILITIES
Current liabilities:
Accounts payable	$5,805	$5,690
Commercial paper and other short-term borrowings	3,415	3,366
Current maturities of long-term debt	1,271	227
Accrued liabilities	6,790	7,048
Total current liabilities	17,281	16,331

Long-term debt	11,181	12,182
Deferred income taxes	414	486
Postretirement benefit obligations other than pensions	546	473
Asbestos related liabilities	1,002	1,014
Other liabilities	3,877	4,110

Redeemable noncontrolling interest	3	3

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	5,927	5,781
Common stock held in treasury, at cost	(13,526)	(13,366)
Accumulated other comprehensive loss	(2,562)	(2,714)
Retained earnings	29,526	28,710
Total Honeywell shareowners’ equity	20,323	19,369
Noncontrolling interest	152	178
Total shareowners’ equity	20,475	19,547
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$54,779	$54,146

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,332	$1,226
Less: Net income attributable to the noncontrolling interest	6	10
Net income attributable to Honeywell	1,326	1,216
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	170	179
Amortization	101	74
Repositioning and other charges	129	125
Net payments for repositioning and other charges	(137)	(134)
Pension and other postretirement income	(183)	(159)
Pension and other postretirement benefit payments	(24)	(38)
Stock compensation expense	50	53
Deferred income taxes	(42)	48
Other	14	88
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	23	(208)
Inventories	(286)	(241)
Other current assets	(25)	(54)
Accounts payable	115	(113)
Accrued liabilities	(291)	(517)
Net cash provided by operating activities	940	319

Cash flows from investing activities:
Expenditures for property, plant and equipment	(168)	(194)
Proceeds from disposals of property, plant and equipment	24	1
Increase in investments	(1,256)	(836)
Decrease in investments	825	880
Cash paid for acquisitions, net of cash acquired	-	(1,056)
Other	(29)	9
Net cash used for investing activities	(604)	(1,196)

Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	2,468	6,300
Payments of commercial paper and other short-term borrowings	(2,467)	(8,750)
Proceeds from issuance of common stock	221	105
Proceeds from issuance of long-term debt	11	4,448
Payments of long-term debt	(5)	(419)
Repurchases of common stock	(310)	(1,156)
Cash dividends paid	(503)	(499)
Payments to purchase the noncontrolling interest	-	(238)
Other	(33)	(14)
Net cash used for financing activities	(618)	(223)
Effect of foreign exchange rate changes on cash and cash equivalents	149	118
Net decrease in cash and cash equivalents	(133)	(982)
Cash and cash equivalents at beginning of period	7,843	5,455
Cash and cash equivalents at end of period	7,710	4,473

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at March 31, 2017 and 2016 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results of operations and cash flows for the three months ended March 31, 2017 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2017 and 2016 were April 1, 2017 and April 2, 2016.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates (ASUs). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows (consolidated financial statements).

In May 2014, and in following related amendments, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The effective date is for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method. We expect that our disclosures in our notes to consolidated financial statements related to revenue recognition will be significantly expanded under the new standard. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

We are still finalizing the analysis to quantify the adoption impact of the new standard, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Based on the evaluation of our current contracts and revenue streams, most will be recorded consistently under both the current and new standard. We expect the new standard will have no cash impact and, as such, does not affect the economics of our underlying customer contracts. However, we expect the guidance in certain areas, particularly in our Aerospace segment, to impact our current revenue recognition policies.

The current accounting policy for costs incurred for nonrecurring engineering and development activities of our Aerospace products under agreements with commercial customers is generally to expense as incurred. Any customer funding received for such efforts is recognized when earned as a reduction of cost of sales. Under the new guidance, customer funding for such expenses incurred must be assessed to determine whether the contract is within the scope of the new revenue standard, and if so, determine the appropriate timing of the recognition of funding and related income statement classification. We are continuing to evaluate the impact for these activities.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

In addition, we expect revenues for our mechanical service programs at our Aerospace business to continue to be recognized over time and not point in time, but under the new guidance the timing may change to reflect the impact of recognition as a series of distinct services using the output method. With the adoption of the standard, certain unbilled receivables or deferred revenue will be eliminated through retained earnings, but we do not expect a material impact.

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

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill impairment. The new guidance eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by reducing the goodwill balance by the difference between the carrying value and the reporting unit’s fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. This guidance will impact the presentation of our consolidated financial statements. Our current presentation of service cost components is consistent with the requirements of the new standard. Upon our adoption of the new standard, we expect to present the other components within Other (income) expense (we currently present within Cost of products and services sold and Selling, general, and administrative expenses). All components will continue to be excluded from Segment Profit (see Note 10 Segment Financial Data).

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended March 31,
	2017	2016
Severance	$20	$28
Asset impairments	2	7
Exit costs	1	2
Reserve adjustments	6	(17)
Total net repositioning charge	29	20

Asbestos related litigation charges, net of insurance	50	53
Probable and reasonably estimable environmental liabilities	50	52
Total net repositioning and other charges	$129	$125

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended March 31,
	2017	2016
Cost of products and services sold	$136	$105
Selling, general and administrative expenses	(7)	20
	$129	$125

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended March 31,
	2017	2016
Aerospace	$73	$49
Home and Building Technologies	(1)	17
Performance Materials and Technologies	3	9
Safety and Productivity Solutions	(4)	(10)
Corporate	58	60
	$129	$125

In the quarter ended March 31, 2017, we recognized repositioning charges totaling $23 million including severance costs of $20 million related to workforce reductions of 622 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with factory transitions, mainly in Aerospace, to more cost-effective locations. Also, $6 million, net, of reserve adjustments increased the previously established accruals, primarily for severance in Aerospace, due mainly to lower attrition than anticipated and higher expected severance payments.

In the quarter ended March 31, 2016, we recognized repositioning charges totaling $37 million including severance costs of $28 million related to workforce reductions of 293 manufacturing and administrative positions mainly in Home and Building Technologies and Performance Materials and Technologies. The workforce

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

reductions were primarily related to achieving acquisition-related synergies and outsourcing of certain packaging operations. Also, $17 million of previously established accruals, primarily for severance, in Home and Building Technologies, Safety and Productivity Solutions, and Performance Materials and Technologies, were returned to income primarily as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2016	$298	$-	$33	$331
Charges	20	2	1	23
Usage - cash	(50)	-	(4)	(54)
Usage - noncash	-	(2)	-	(2)
Foreign currency translation	5	-	-	5
Adjustments and reclassifications	6	-	(8)	(2)
March 31, 2017	$279	$-	$22	$301

Certain repositioning projects in 2017 and 2016 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 4. Earnings Per Share

	Three Months Ended March 31,
Basic	2017	2016
Net income attributable to Honeywell	$1,326	$1,216

Weighted average shares outstanding	763.1	767.9

Earnings per share of common stock	$1.74	$1.58

	Three Months Ended March 31,
Assuming Dilution	2017	2016
Net income attributable to Honeywell	$1,326	$1,216

Average Shares
Weighted average shares outstanding	763.1	767.9
Dilutive securities issuable - stock plans	10.8	11.7
Total weighted average shares outstanding	773.9	779.6

Earnings per share of common stock	$1.71	$1.56

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2017 and 2016, the weighted average number of stock options excluded from the computations was 2.1 million and 8.4 million. These stock options were outstanding at the end of each of the respective periods.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Accounts Receivable

	March 31,	December 31,
	2017	2016
Trade	$8,367	$8,449
Less - Allowance for doubtful accounts	(212)	(272)
	$8,155	$8,177

Trade receivables include $1,665 million and $1,626 million of unbilled balances under long-term contracts as of March 31, 2017 and December 31, 2016. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 6. Inventories

	March 31,	December 31,
	2017	2016
Raw materials	$1,193	$1,104
Work in process	787	775
Finished products	2,710	2,552
	4,690	4,431
Reduction to LIFO cost basis	(38)	(65)
	$4,652	$4,366
11

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Long-term Debt

	March 31,	December 31,
	2017	2016
Floating rate Euro notes due 2018	1,069	1,054
1.40% notes due 2019	1,250	1,250
Floating rate notes due 2019	250	250
0.65% Euro notes due 2020	1,069	1,054
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,335	1,317
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	801	790
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.5% weighted average maturing at various dates through 2023	531	547
	12,452	12,409
Less: current portion	(1,271)	(227)
	$11,181	$12,182

Note 8. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 14, Financial Instruments and Fair Value Measures, of Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2017	2016
Assets:
Foreign currency exchange contracts	$104	$152
Available for sale investments	2,015	1,670
Interest rate swap agreements	61	69

Liabilities:
Foreign currency exchange contracts	$7	$2
Interest rate swap agreements	52	48

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

observable market data. These investments are classified within level 2. The Company also holds available for sale investments in U.S. government and corporate debt securities valued utilizing published prices based on quoted market pricing, which are classified within level 1.

The carrying value of cash and cash equivalents, accounts receivable, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$263	$253	$280	$273
Liabilities
Long-term debt and related current maturities	$12,452	$13,070	$12,409	$13,008

The Company determined the fair value of the long-term receivables by discounting based upon the terms of the receivable and counterparty details including credit quality. As such, the fair value of these receivables is considered level 2. The Company determined the fair value of the long-term debt and related current maturities utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the long-term debt and related current maturities is also considered level 2 as well.

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2017 and 2016, we recognized $11 million of losses and $29 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $34 million and $32 million of expense in other (income) expense for the three months ended March 31, 2017 and 2016.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)
Other comprehensive income (loss) before reclassifications	248	(46)	(13)	189
Amounts reclassified from accumulated other comprehensive income	-	(14)	(23)	(37)
Net current period other comprehensive income (loss)	248	(60)	(36)	152
Balance at March 31, 2017	$(1,696)	$(939)	$73	$(2,562)

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Benefits Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	122	-	(32)	90
Amounts reclassified from accumulated other comprehensive income	-	(16)	6	(10)
Net current period other comprehensive income (loss)	122	(16)	(26)	80
Balance at March 31, 2016	$(1,770)	$(660)	$(25)	$(2,455)
14

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Segment Financial Data

We globally manage our business operations through four reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, stock compensation expense, pension and other postretirement income (expense), and repositioning and other charges.

	Three Months Ended March 31,
Net Sales	2017	2016
Aerospace
Products	$2,396	$2,490
Services	1,150	1,215
Total	3,546	3,705
Home and Building Technologies
Products	2,217	2,197
Services	336	280
Total	2,553	2,477
Performance Materials and Technologies
Products	1,674	1,884
Services	395	397
Total	2,069	2,281
Safety and Productivity Solutions
Products	1,253	1,048
Services	71	11
Total	1,324	1,059
	$9,492	$9,522

Segment Profit
Aerospace	$796	$798
Home and Building Technologies	389	360
Performance Materials and Technologies	471	461
Safety and Productivity Solutions	194	150
Corporate	(61)	(49)
Total segment profit	1,789	1,720

Other income(a)	6	12
Interest and other financial charges	(75)	(85)
Stock compensation expense(b)	(50)	(53)
Pension ongoing income(b)	179	150
Other postretirement income(b)	4	9
Repositioning and other charges (b)	(129)	(125)
Income before taxes	$1,724	$1,628

(a)	Equity income (loss) of affiliated companies is included in segment profit.

(b)	Amounts included in cost of products and services sold and selling, general and administrative expenses.
15

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11. Pension Benefits

Net periodic pension benefit income for our significant defined benefit plans include the following components:

	Three Months Ended
	U.S. Plans March 31,		Non-U.S. Plans March 31,
	2017	2016	2017	2016
Service cost	$43	$48	$9	$12
Interest cost	147	150	35	47
Expected return on plan assets	(315)	(306)	(99)	(99)
Amortization of prior service (credit)	(11)	(11)	-	(1)
	$(136)	$(119)	$(55)	$(41)

Note 12. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19, Commitments and Contingencies, of Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2016	$511
Accruals for environmental matters deemed probable and reasonably estimable	50
Environmental liability payments	(31)
Other	8
March 31, 2017	$538

Environmental liabilities are included in the following balance sheet accounts:

	March 31,	December 31,
	2017	2016
Accrued liabilities	$252	$252
Other liabilities	286	259
	$538	$511

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

Honeywell has entered into a cooperative agreement with potential natural resource trustees to assess

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

alleged natural resource damages relating to this site. It is not possible to predict the outcome or duration of this assessment, or the amounts of, or responsibility for, any damages.

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•	Bendix Friction Materials (Bendix) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2016	$641	$919	$1,560
Accrual for update to estimated liability	46	7	53
Asbestos related liability payments	(58)	(7)	(65)
March 31, 2017	$629	$919	$1,548

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2016	$121	$319	$440
Probable insurance recoveries related to estimated liability	3	-	3
Insurance receipts for asbestos related liabilities	(12)	(1)	(13)

March 31, 2017	$112	$318	$430

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31,	December 31,
	2017	2016
Other current assets	$23	$23
Insurance recoveries for asbestos related liabilities	407	417
	$430	$440

Accrued liabilities	$546	$546
Asbestos related liabilities	1,002	1,014
	$1,548	$1,560

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

determine the award amount. In addition, Honeywell provided, and continues to provide, input to the design of control procedures for processing NARCO claims, and has on-going audit rights to review and monitor the claims processors’ adherence to the established requirements of the Trust Distribution Procedures.

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2017 and 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement that expires in October 2017. Claims processing will continue during this period subject to a defined dispute resolution process. As of March 31, 2017, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for pre-established unliquidated claims ($145 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($31 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust ($743 million). The estimate of future NARCO claims is based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts and also reflects disputes concerning implementation of the Trust Distribution Procedures by the NARCO Trust, a lack of sufficient trust claims processing experience, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case. Some critical assumptions underlying this commonly accepted methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of future NARCO claims was originally established at the time of the NARCO Chapter 11 filing reflecting claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount, and accordingly, we have recorded the minimum amount in the range.

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Bendix Products—The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31,	Years Ended December 31,
Claims Activity	2017	2016	2015
Claims Unresolved at the beginning of period	7,724	7,779	9,267
Claims Filed	709	2,830	2,862
Claims Resolved	(1,807)	(2,885)	(4,350)
Claims Unresolved at the end of period	6,626	7,724	7,779

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2017	2016	2015
Mesothelioma and Other Cancer Claims	3,057	3,490	3,772
Nonmalignant Claims	3,569	4,234	4,007
Total Claims	6,626	7,724	7,779

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in whole dollars)
Malignant claims	$44,000	$44,000	$53,500	$51,000	$49,000
Nonmalignant claims	$4,485	$100	$120	$850	$1,400

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

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

Other Matters

We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three months ended March 31, 2017. The financial information as of March 31, 2017 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

A.	Results of Operations – three months ended March 31, 2017 compared with the three months ended March 31, 2016

Net Sales

	Three Months Ended
	March 31,
	2017	2016
Net sales	$9,492	$9,522
% change compared with prior period	-

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Volume	2%
Foreign Exchange	(1)%
Acquisitions/Divestitures	(1)%
-

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact is principally driven by the weakening of the British Pound and Euro against the U.S. Dollar.

Cost of Products and Services Sold

	Three Months Ended
	March 31,
	2017	2016
Cost of products and services sold	$6,356	$6,547
% change compared with prior period	(3)%
Gross margin percentage	33.0%	31.2%

Cost of products and services sold decreased principally due to lower labor costs of approximately $125 million and decreased direct and indirect material costs of approximately $80 million (driven primarily by productivity, net of inflation, and divestitures, net of acquisitions, and foreign currency translation, partially offset by higher sales volumes).

Gross margin percentage increased primarily due to higher gross margin in Aerospace and Performance Materials and Technologies (approximately 1.9 percentage point impact collectively) and increased pension and other postretirement income allocated to cost of products and services sold (approximately 0.1 percentage point impact), partially offset by higher repositioning and other charges allocated to cost of products and services sold (approximately 0.3 percentage point impact).

  Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses	$1,349	$1,280
% of sales	14.2%	13.4%

Selling, general and administrative expenses increased primarily driven by an increase in labor costs (principally attributed to acquisitions, net of divestitures, merit increases and investment for growth) and higher sales volumes, partially offset by lower repositioning charges allocated to selling, general and administrative expenses and the favorable impact from foreign currency translation.

Tax Expense

	Three Months Ended
	March 31,
	2017	2016
Tax expense	$392	$402
Effective tax rate	22.7%	24.7%

The effective tax rate decreased for the quarter primarily due to the resolution of tax matters with non-U.S. jurisdictions and increased tax benefits from employee share-based payments, partially offset by increased expense for reserves and taxes on the unremitted earnings of certain foreign affiliates that are not deemed permanently reinvested.

The effective tax rates for the three months ended in 2017 and 2016 were lower than the U.S. federal statutory rate of 35% resulting in part from non-U.S. earnings taxed at lower rates, the vast majority of which we intend to permanently reinvest outside the United States, and from benefits from manufacturing incentives.

The Company currently expects the effective tax rate for 2017 to be approximately 25%. The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments and the tax impact from employee share-based payments.

Net Income Attributable to Honeywell

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to Honeywell	$1,326	$1,216

Earnings per share of common stock – assuming dilution	$1.71	$1.56

Earnings per share of common stock – assuming dilution increased, primarily driven by increased segment profit in Safety and Productivity Solutions, Home and Building Technologies and Performance Materials and Technologies, lower effective tax rate and higher pension and other postretirement income.

Review of Business Segments

	Three Months Ended
	March 31,		%
	2017	2016	Change
Aerospace Sales
Commercial Aviation Original Equipment	$611	$701	(13)%
Commercial Aviation Aftermarket	1,201	1,148	5%
Defense and Space	950	1,069	(11)%
Transportation Systems	784	787	-
Total Aerospace Sales	3,546	3,705

Home and Building Technologies Sales
Home and Building Products	1,441	1,398	3%
Home and Building Distribution	1,112	1,079	3%
Total Home and Building Technologies Sales	2,553	2,477

Performance Materials and Technologies Sales
UOP	577	568	2%
Process Solutions	825	837	(1)%
Advanced Materials	667	876	(24)%
Total Performance Materials and Technologies Sales	2,069	2,281

Safety and Productivity Solutions Sales
Safety	521	508	3%
Productivity Solutions	803	551	46%
Total Safety and Productivity Solutions Sales	1,324	1,059

Net Sales	$9,492	$9,522

Aerospace

	Three Months Ended
	March 31,
	2017	2016	% Change
Net sales	$3,546	$3,705	(4)%
Cost of products and service sold	2,468	2,682
Selling, general and administrative expenses and other	282	225
Segment profit	$796	$798	-

	2017 vs. 2016
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	-	3%
Foreign exchange	(1)%	(1)%
Acquisitions and divestitures, net	(3)%	(2)%
Total % Change	(4)%	-
24

Aerospace sales decreased primarily due to the government services business divestiture and the unfavorable impact of foreign currency translation.

•	Commercial Aviation Original Equipment sales decreased by 13% (decreased 13% organic) primarily due to lower shipments to business jet original equipment manufacturers (OEMs).

•	Commercial Aviation Aftermarket sales increased by 5% (increased 5% organic) driven primarily by higher repair and overhaul activities and increased spares shipments to air transport and regional customers.

•	Defense and Space sales decreased by 11% (flat organic) primarily due to the government services business divestiture. Organic sales are flat primarily due to growth in our core U.S. defense business, offset by lower sales in our commercial helicopter and space businesses.

•	Transportation Systems sales were flat (increased 2% organic) driven primarily by higher commercial vehicle volumes and gas turbo penetration, offset by diesel turbo platform completions and the unfavorable impact of foreign currency translation.

Aerospace segment profit was flat primarily due to an increase in operational segment profit, offset by the government services business divestiture and the unfavorable impact of foreign currency translation. The increase in operational segment profit is driven primarily by restructuring benefits and pricing, partially offset by lower sales volumes to business jet OEMs. Cost of products and services sold decreased primarily due to the government services business divestiture, productivity, net of inflation, and restructuring benefits.

Home and Building Technologies

	Three Months Ended
	March 31,
	2017	2016	% Change
Net sales	$2,553	$2,477	3%
Cost of products and services sold	1,712	1,657
Selling, general and administrative expenses and other	452	460
Segment profit	$389	$360	8%

	2017 vs. 2016
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	9%
Foreign currency translation	(2)%	(2)%
Acquisitions and divestitures, net	2%	1%
Total % Change	3%	8%

Home and Building Technologies sales increased primarily due to organic sales growth and acquisitions partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Home and Building Products increased by 3% (increased 3% organic) principally due to organic growth and acquisitions partially offset by the unfavorable impact of foreign currency translation. Organic growth was primarily attributable to new product introductions in Environmental and Energy Solutions and volume growth in Security and Fire.

•	Sales in Home and Building Distribution increased by 3% (increased 4% organic) principally due to organic growth partially offset by the unfavorable impact of foreign currency translation. Organic sales growth was primarily driven by increased sales volume in the global distribution business.
25

Home and Building Technologies segment profit increased due to higher operational segment profit and acquisitions, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to restructuring benefits and volume partially offset by investments for growth. Cost of products and services sold increased primarily due to higher sales volume and acquisitions partially offset by the impact of foreign currency translation.

Performance Materials and Technologies

	Three Months Ended
	March 31,
	2017	2016	% Change
Net sales	$2,069	$2,281	(9)%
Cost of products and services sold	1,315	1,528
Selling, general and administrative expenses and other	283	292
Segment profit	$471	$461	2%

	2017 vs. 2016
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	15%
Foreign currency translation	(1)%	(2)%
Acquisitions and divestitures, net	(13)%	(11)%
Total % Change	(9)%	2%

Performance Materials and Technologies sales decreased due to divestitures and the unfavorable impact of foreign currency translation, partially offset by growth in organic sales volumes.

•	UOP sales increased by 2% (increased 3% organic) driven primarily by higher gas processing revenues due to an increase in customer projects, partially offset by decreased licensing revenue.

•	Process Solutions sales decreased by 1% (flat organic) driven primarily by decreased revenues in projects and lower field product sales, partially offset by higher revenue in software and services.

•	Advanced Materials sales decreased by 24% (increased 11% organic) driven primarily by the spin-off of the former resins and chemicals business, partially offset by increased fluorine products volumes.

Performance Materials and Technologies segment profit increased due to an increase in operational segment profit, partially offset by divestitures and the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to productivity, net of inflation, higher organic sales volume and pricing, partially offset by unfavorable product mix and continued investments for growth. Cost of products and services sold decreased primarily due to divestitures and productivity, net of inflation, partially offset by higher organic sales volumes.

Safety and Productivity Solutions

	Three Months Ended
	March 31,
	2017	2016	% Change
Net sales	$1,324	$1,059	25%
Cost of products and services sold	864	690
Selling, general and administrative expenses and other	266	219
Segment profit	$194	$150	29%

	2017 vs. 2016
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	27%
Foreign exchange	(1)%	(1)%
Acquisitions and divestitures, net	23%	3%
Total % Change	25%	29%

Safety and Productivity Solutions sales increased primarily due to growth from acquisitions and organic sales volume, partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Safety increased by 3% (increased 3% organic) due to increased sales volume in the Industrial Safety business, partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Productivity Solutions increased 46% (increased 3% organic) principally due to growth from acquisitions, primarily Intelligrated, and organic growth in Workflow Solutions, partially offset by the unfavorable impact of foreign currency translation.

Safety and Productivity Solutions segment profit increased primarily due to an increase in operational segment profit and acquisitions, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit was primarily driven by higher productivity, net of inflation, and sales volume. Cost of products and services sold increased primarily due to acquisitions.

Repositioning

Our repositioning actions are expected to generate incremental pretax savings of $200 million to $300 million in 2017 compared with 2016 principally from planned workforce reductions. Cash spending related to our repositioning actions was $54 million in the three months ended March 31, 2017 and was funded through operating cash flows. In 2017, we expect cash spending for repositioning actions to be approximately $225 million and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Three Months Ended
	March 31,
	2017	2016
Cash provided by (used for):
Operating activities	$940	$319
Investing activities	(604)	(1,196)
Financing activities	(618)	(223)
Effect of exchange rate changes on cash	149	118
Net (decrease) increase in cash and cash equivalents	$(133)	$(982)

Cash provided by operating activities increased by $621 million primarily due to a $414 million favorable impact from working capital and an increase in net income of $106 million.

Cash used for investing activities decreased by $592 million primarily due to a decrease in cash paid for acquisitions of $1,056 million, partially offset by a net $475 million increase in investments, primarily short term marketable securities.

Cash used for financing activities increased by $395 million primarily due to a decrease in the net proceeds from debt issuances of $1,572 million, partially offset by a decrease in net repurchases of common stock of $962 million and the acquisition in 2016 of the remaining 30% noncontrolling interest of UOP Russell LLC of $238 million.

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

In 2017, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $130 million ($89 million of marketable securities were contributed in January 2017) to our non-U.S. plans in 2017 to satisfy regulatory funding requirements. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

In the three months ended March 31, 2017, the Company repurchased $310 million of outstanding shares. Under the Company’s previously approved $5 billion share repurchase program, $3.8 billion remained available as of March 31, 2017 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 12 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of March 31, 2017 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 Recent Accounting Pronouncements of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2016 Annual Report on Form 10-K. As of March 31, 2017, there has been no material change in this information.

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

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 12 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 2,575,000 shares of its common stock, par value $1 per share, in the quarter ended March 31, 2017. Under the Company’s previously approved $5 billion share repurchase program, $3.8 billion remained available as of March 31, 2017 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)
February 2017	2,575,000	$120.35	2,575,000	$3,767

Item 5.	Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the three months ended March 31, 2017, including the activities disclosed below, were conducted by our non-U.S. subsidiaries under General License H and otherwise in compliance with all applicable laws, including sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC).

In the three months ended March 31, 2017, the UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $12.5 million in the three months ended March 31, 2017, (expected total value of these contracts is approximately $48.3 million).

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $0.4 million in the three months ended March 31, 2017 (expected total value of these contracts is approximately $0.9 million).

In the three months ended March 31, 2017, the Process Solutions business, part of Performance Materials and Technologies, sold less than $0.1 million of non-U.S. origin products to distributors (including an Iranian distributor) for use in the gas distribution sector in Iran.

Our non-U.S. subsidiaries intend to continue doing business in Iran under General License H in compliance with all applicable laws, which sales may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6.	Exhibits

(a)	See the Exhibit Index on page 33 of this Quarterly Report on Form 10-Q.
31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 21, 2017	By:	/s/ Jennifer H. Mak
Jennifer H. Mak
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
32

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Chief Executive Officer Business Continuity Agreement as approved by the Board of Directors of Honeywell International Inc. on June 28, 2016 (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed June 28, 2016), and amended by the attached amendment (filed herewith)

10.2*	2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates – Form of Performance Plan Grant Agreement (filed herewith)

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)

Data required is provided in Note 4 Earnings Per Share of Notes to Consolidated Financial Statements.

*The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

33