Form 10-Q
period 2017-06-30
HONEYWELL INTERNATIONAL INC
filed 2017-07-21
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 760,569,169 shares of Common Stock outstanding at June 30, 2017.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of June 30, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(Dollars in millions, except per share amounts)

Product sales	$8,079	$8,035	$15,619	$15,654
Service sales	1,999	1,956	3,951	3,859
Net sales	10,078	9,991	19,570	19,513

Costs, expenses and other
Cost of products sold	5,660	5,602	10,897	10,951
Cost of services sold	1,190	1,219	2,309	2,417
	6,850	6,821	13,206	13,368
Selling, general and administrative expenses	1,381	1,329	2,730	2,609
Other (income) expense	(10)	1	(22)	(17)
Interest and other financial charges	79	85	154	170
	8,300	8,236	16,068	16,130
Income before taxes	1,778	1,755	3,502	3,383
Tax expense	378	428	770	830
Net income	1,400	1,327	2,732	2,553

Less: Net income attributable to the noncontrolling interest	8	8	14	18

Net income attributable to Honeywell	$1,392	$1,319	$2,718	$2,535
Earnings per share of common stock - basic	$1.82	$1.73	$3.56	$3.31
Earnings per share of common stock - assuming dilution	$1.80	$1.70	$3.51	$3.26
Cash dividends per share of common stock	$0.6650	$0.5950	$1.3300	$1.1900

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(Dollars in millions)

Net income	$1,400	$1,327	$2,732	$2,553
Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	(192)	(74)	56	48

Prior service credit (cost)	-	-	(46)	-
Actuarial (gains) losses recognized	3	4	5	7
Prior service (credit) cost recognized	(16)	(19)	(32)	(38)
Pension and other postretirement benefits adjustments	(13)	(15)	(73)	(31)

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(49)	38	(62)	6
Less: Reclassification adjustment for gains (losses) included in net income	21	(7)	44	(13)
Changes in fair value of effective cash flow hedges	(70)	45	(106)	19
Other comprehensive income (loss), net of tax	(275)	(44)	(123)	36

Comprehensive income	1,125	1,283	2,609	2,589
Less: Comprehensive income attributable to the noncontrolling interest	9	5	18	15
Comprehensive income attributable to Honeywell	$1,116	$1,278	$2,591	$2,574

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

		June 30,	December 31,
		2017	2016

		(Dollars in millions)
	ASSETS
	Current assets:
	Cash and cash equivalents	$7,877	$7,843
	Short-term investments	1,944	1,520
	Accounts receivable - net	8,442	8,177
	Inventories	4,651	4,366
	Other current assets	1,150	1,152
	Total current assets	24,064	23,058

	Investments and long-term receivables	570	587
	Property, plant and equipment - net	5,718	5,793
	Goodwill	18,038	17,707
	Other intangible assets - net	4,566	4,634
	Insurance recoveries for asbestos related liabilities	401	417
	Deferred income taxes	357	347
	Other assets	1,954	1,603
	Total assets	$55,668	$54,146

	LIABILITIES
	Current liabilities:
	Accounts payable	$5,971	$5,690
	Commercial paper and other short-term borrowings	3,803	3,366
	Current maturities of long-term debt	1,378	227
	Accrued liabilities	6,829	7,048
	Total current liabilities	17,981	16,331
	Long-term debt	11,329	12,182
	Deferred income taxes	329	486
	Postretirement benefit obligations other than pensions	537	473
	Asbestos related liabilities	998	1,014
	Other liabilities	3,941	4,110

	Redeemable noncontrolling interest	3	3

	SHAREOWNERS’ EQUITY
Capital	- common stock issued	958	958
	- additional paid-in capital	6,033	5,781
	Common stock held in treasury, at cost	(14,135)	(13,366)
	Accumulated other comprehensive loss	(2,837)	(2,714)
	Retained earnings	30,406	28,710
	Total Honeywell shareowners’ equity	20,425	19,369
	Noncontrolling interest	125	178
	Total shareowners’ equity	20,550	19,547
	Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$55,668	$54,146

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,732	$2,553
Less: Net income attributable to the noncontrolling interest	14	18
Net income attributable to Honeywell	2,718	2,535
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	354	364
Amortization	193	149
Repositioning and other charges	353	265
Net payments for repositioning and other charges	(264)	(266)
Pension and other postretirement income	(373)	(318)
Pension and other postretirement benefit payments	(47)	(81)
Stock compensation expense	94	96
Deferred income taxes	(92)	182
Other	(8)	(25)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(276)	(357)
Inventories	(298)	(212)
Other current assets	(3)	(138)
Accounts payable	314	-
Accrued liabilities	(278)	(292)
Net cash provided by operating activities	2,387	1,902

Cash flows from investing activities:
Expenditures for property, plant and equipment	(401)	(475)
Proceeds from disposals of property, plant and equipment	25	1
Increase in investments	(2,329)	(1,821)
Decrease in investments	1,841	1,785
Cash paid for acquisitions, net of cash acquired	(15)	(1,084)
Other	(113)	52
Net cash used for investing activities	(992)	(1,542)

Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	5,036	10,694
Payments of commercial paper and other short-term borrowings	(4,835)	(12,918)
Proceeds from issuance of common stock	376	243
Proceeds from issuance of long-term debt	16	4,473
Payments of long-term debt	(30)	(470)
Repurchases of common stock	(992)	(1,633)
Cash dividends paid	(1,049)	(957)
Payments to purchase the noncontrolling interest	-	(238)
Other	(105)	(15)
Net cash used for financing activities	(1,583)	(821)
Effect of foreign exchange rate changes on cash and cash equivalents	222	51
Net increase (decrease) in cash and cash equivalents	34	(410)
Cash and cash equivalents at beginning of period	7,843	5,455
Cash and cash equivalents at end of period	7,877	5,045

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at June 30, 2017 and 2016 and the results of operations for the three and six months ended June 30, 2017 and 2016 and the cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2017 and 2016 were July 1, 2017 and July 2, 2016.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated result of operations, financial position and cash flows (Consolidated Financial Statements).

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

The effective date is for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective transition method. We will adopt the requirements of the new standard effective January 1, 2018 and expect to use the modified retrospective transition method with the cumulative effect to the opening balance of retained earnings recognized as of the date of initial adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption, including the related impacts to internal controls.

The Company’s evaluation of the new standard is substantially complete and the Company has prepared an initial assessment of the impacts of adoption on its Consolidated Financial Statements and disclosures. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We will continue to evaluate the adoption impact of the new standard, including as it relates to new contracts that will be recognized following adoption. Based on the evaluation of our current contracts and revenue streams, recognition will be mostly consistent under both the current and new standard. However, we expect the guidance in certain areas, particularly in our Aerospace segment, to impact our current revenue recognition policies.

The current accounting policy for costs incurred for nonrecurring engineering and development activities of our Aerospace products under agreements with commercial customers is generally to record the expense as

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

incurred. Any customer funding received for such efforts is recognized when earned as a reduction of cost of sales. Following adoption of the new standard, the customer funding will generally be classified as revenue and not as a reduction of cost of sales. Such revenue will be recognized as products are delivered to the customers. Additionally, under the new guidance, expenses incurred, up to the customer agreed funded amount, will be deferred as an asset and recognized as cost of sales also when products are delivered to the customer. Hence, the new guidance will result in an increase in deferred costs (asset) and deferred revenue (liability) on our Consolidated Balance Sheet, however, we expect this to result in no net impact to income before taxes.

In addition, we expect revenues for our mechanical service programs at our Aerospace business to be impacted. Our current policy is to recognize revenue over time as costs are incurred (input method). Following adoption, we will continue to recognize revenue over time, but recognition will reflect a series of distinct services using the output method. This change will result in certain unbilled receivables or deferred revenue being eliminated through retained earnings, but we do not expect a material impact.

We do not currently expect the new standard to have a material impact on our consolidated financial position or results of operations. We expect the new standard will have no cash impact and, as such, does not affect the economics of our underlying customer contracts. We expect that disclosure in our notes to Consolidated Financial Statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue.

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. We are currently evaluating the impact of the guidance on our consolidated financial position, results of operations, and related notes to financial statements.

In October 2016, the FASB issued an accounting standard update which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, at the time the entity transfer occurs rather than when the asset is ultimately transferred to a third party, as required under current U.S. GAAP. The guidance is intended to reduce diversity in practice, particularly for transfers involving intellectual property. The guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We expect to adopt the accounting standard update as of January 1, 2018. The guidance requires application on a modified retrospective basis. The impact upon adoption will result in an increase to deferred tax assets and liabilities, with the corresponding offset recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We are currently in the process of evaluating the impact of this accounting standard update by determining the population of historical intra-entity transfers. We intend to complete our analysis during the third quarter of 2017.

In March 2017, the FASB issued guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service cost component of net benefit cost. The employer will be required to report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost will be required to be presented in the statement of operations separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. This guidance will impact the presentation of our Consolidated Financial Statements. Our current presentation of the service cost component is consistent with the requirements of the new standard. Upon our adoption of the new standard, we expect to present the other components within Other (income) expense (we currently present within Cost of products and services sold and Selling, general, and administrative expenses). All components will continue to be excluded from Segment Profit (see Note 10 Segment Financial Data).

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Severance	$82	$70	$102	$98
Asset impairments	33	24	35	31
Exit costs	8	3	9	5
Reserve adjustments	(6)	(44)	-	(61)
Total net repositioning charge	117	53	146	73

Asbestos related litigation charges, net of insurance	52	56	102	109
Probable and reasonably estimable environmental liabilities	55	31	105	83

Total net repositioning and other charges	$224	$140	$353	$265

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of products and services sold	$174	$79	$310	$184
Selling, general and administrative expenses	24	37	17	57
Other	26	24	26	24
	$224	$140	$353	$265

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Aerospace	$84	$72	$157	$121
Home and Building Technologies	43	(5)	42	12
Performance Materials and Technologies	(1)	27	2	36
Safety and Productivity Solutions	4	4	-	(6)
Corporate	94	42	152	102
	$224	$140	$353	$265

In the quarter ended June 30, 2017, we recognized repositioning charges totaling $123 million including severance costs of $82 million related to workforce reductions of 1,902 manufacturing and administrative positions mainly in Home and Building Technologies and Aerospace. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, mainly in Aerospace, to more cost-effective locations. The repositioning

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

charges included asset impairments of $33 million primarily related to the write-down of property in our Corporate segment in connection with a planned sale of such property.

In the quarter ended June 30, 2016, we recognized repositioning charges totaling $97 million including severance costs of $70 million related to workforce reductions of 2,578 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge included asset impairments of $24 million primarily related to the write-off of certain intangible assets in connection with the now completed sale of a Performance Materials and Technologies business. Also, $44 million of previously established accruals for severance mainly in Home and Building Technologies, Safety and Productivity Solutions and Aerospace were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in the scope of previously announced repositioning actions.

In the six months ended June 30, 2017, we recognized repositioning charges totaling $146 million including severance costs of $102 million related to workforce reductions of 2,524 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, mainly in Aerospace, to more cost-effective locations. The repositioning charges included asset impairments of $35 million primarily related to the write-down of property in our Corporate segment in connection with a planned sale of such property.

In the six months ended June 30, 2016, we recognized repositioning charges totaling $134 million including severance costs of $98 million related to workforce reductions of 2,871 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives, achieving acquisition-related synergies and outsourcing of certain packaging operations. The repositioning charge included asset impairments of $31 million primarily related to the write-off of certain intangible assets in connection with the now completed sale of a Performance Materials and Technologies business. Also, $61 million of previously established accruals, primarily for severance, in Home and Building Technologies, Safety and Productivity Solutions, Aerospace and Performance Materials and Technologies were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in the scope of previously announced repositioning actions.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2016	$298	$-	$33	$331
Charges	102	35	9	146
Usage - cash	(88)	-	(6)	(94)
Usage - noncash	-	(35)	-	(35)
Foreign currency translation	10	-	1	11
Adjustments and reclassifications	1	-	(9)	(8)
June 30, 2017	$323	$-	$28	$351

Certain repositioning projects in 2017 and 2016 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic	2017	2016	2017	2016

Net income attributable to Honeywell	$1,392	$1,319	$2,718	$2,535

Weighted average shares outstanding	764.2	763.3	763.6	765.5

Earnings per share of common stock	$1.82	$1.73	$3.56	$3.31

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Assuming Dilution	2017	2016	2017	2016

Net income attributable to Honeywell	$1,392	$1,319	$2,718	$2,535

Average Shares
Weighted average shares outstanding	764.2	763.3	763.6	765.5
Dilutive securities issuable - stock plans	9.8	11.6	10.4	11.7
Total weighted average shares outstanding	774.0	774.9	774.0	777.2

Earnings per share of common stock	$1.80	$1.70	$3.51	$3.26

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2017, the weighted average number of stock options excluded from the computations were 5.0 million and 3.5 million. For the three and six months ended June 30, 2016, the weighted average number of stock options excluded from the computations were 6.7 million and 7.6 million. These stock options were outstanding at the end of each period.

Note 5. Accounts Receivable

	June 30,	December 31,
	2017	2016

Trade	$8,641	$8,449
Less - Allowance for doubtful accounts	(199)	(272)
	$8,442	$8,177

Trade receivables include $1,728 million and $1,626 million of unbilled balances under long-term contracts as of June 30, 2017 and December 31, 2016. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 6. Inventories

	June 30,	December 31,
	2017	2016

Raw materials	$1,187	$1,104
Work in process	795	775
Finished products	2,707	2,552
	4,689	4,431
Reduction to LIFO cost basis	(38)	(65)
	$4,651	$4,366
11

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Long-term Debt and Credit Agreements

	June 30,	December 31,
	2017	2016
Floating rate Euro notes due 2018	$1,140	$1,054
1.40% notes due 2019	1,250	1,250
Floating rate notes due 2019	250	250
0.65% Euro notes due 2020	1,140	1,054
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,426	1,317
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	855	790
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	30	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.3% weighted average maturing at various dates through 2023	499	547
	12,707	12,409
Less: current portion	(1,378)	(227)
	$11,329	$12,182

On April 28, 2017, the Company entered into Amendment No. 3 (Amendment) to the Amended and Restated $4 billion Credit Agreement dated as of July 10, 2015, as amended by Amendment No. 1 dated as of September 30, 2015 and Amendment No. 2 dated as of April 29, 2016 (as so amended, the “Credit Agreement”), with a syndicate of banks. The Credit Agreement is maintained for general corporate purposes. Commitments under the Credit Agreement can be increased pursuant to the terms of the Credit Agreement to an aggregate amount not to exceed $4.5 billion. The Amendment, among other things, extends the Credit Agreement’s termination date from July 10, 2021 to April 28, 2022.

On April 28, 2017, the Company entered into a $1.5 billion 364-Day Credit Agreement (364-Day Credit Agreement) with a syndicate of banks. The 364-Day Credit Agreement is maintained for general corporate purposes.

A full description of the Amendment and 364-Day Credit Agreement can be found in the Company’s Current Report on Form 8-K, dated April 28, 2017.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets:
Foreign currency exchange contracts	$54	$152
Available for sale investments	2,072	1,670
Interest rate swap agreements	63	69

Liabilities:
Foreign currency exchange contracts	$40	$2
Interest rate swap agreements	44	48

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

The carrying value of cash and cash equivalents, accounts receivable, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$249	$238	$280	$273
Liabilities
Long-term debt and related current maturities	$12,707	$13,403	$12,409	$13,008

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and six months ended June 30, 2017, we recognized $9 million of gains and $2 million of losses in earnings on interest rate swap agreements. For the three and six months ended June 30, 2016, we recognized $8 million and $37 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates primarily with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $84 million and $118 million of expense in Other (income) expense for the three and six months ended June 30, 2017. We recognized $122 million and $90 million of income in Other (income) expense for the three and six months ended June 30, 2016.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income by Component

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total
Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)
Other comprehensive income (loss) before reclassifications	56	(46)	(62)	(52)
Amounts reclassified from accumulated other comprehensive income	-	(27)	(44)	(71)
Net current period other comprehensive income (loss)	56	(73)	(106)	(123)
Balance at June 30, 2017	$(1,888)	$(952)	$3	$(2,837)

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total
Balance at December 31, 2015	$(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	48	-	6	54
Amounts reclassified from accumulated other comprehensive income	-	(31)	13	(18)
Net current period other comprehensive income (loss)	48	(31)	19	36
Balance at June 30, 2016	$(1,844)	$(675)	$20	$(2,499)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales
Aerospace
Products	$2,545	$2,556	$4,941	$5,046
Services	1,129	1,223	2,279	2,438
Total	3,674	3,779	7,220	7,484
Home and Building Technologies
Products	2,379	2,375	4,596	4,572
Services	357	301	693	581
Total	2,736	2,676	5,289	5,153
Performance Materials and Technologies
Products	1,800	2,013	3,474	3,897
Services	439	421	834	818
Total	2,239	2,434	4,308	4,715
Safety and Productivity Solutions
Products	1,355	1,091	2,608	2,139
Services	74	11	145	22
Total	1,429	1,102	2,753	2,161
	$10,078	$9,991	$19,570	$19,513

Segment Profit
Aerospace	$819	$791	$1,615	$1,589
Home and Building Technologies	420	412	809	772
Performance Materials and Technologies	524	520	995	981
Safety and Productivity Solutions	214	173	408	323
Corporate	(67)	(49)	(128)	(98)
Total segment profit	1,910	1,847	3,699	3,567

Other income (expense)(a)	(1)	(7)	5	5
Interest and other financial charges	(79)	(85)	(154)	(170)
Stock compensation expense(b)	(44)	(43)	(94)	(96)
Pension ongoing income(b)	184	151	363	301
Other postretirement income (expense)(b)	6	8	10	17
Repositioning and other charges (b)	(198)	(116)	(327)	(241)
Income before taxes	$1,778	$1,755	$3,502	$3,383

(a)  Equity income (loss) of affiliated companies is included in segment profit.

(b)  Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11. Pension Benefits

Net periodic pension benefit income for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Service cost	$43	$47	$86	$95
Interest cost	146	150	293	300
Expected return on plan assets	(315)	(306)	(630)	(612)
Amortization of prior service (credit)	(11)	(11)	(22)	(22)
	$(137)	$(120)	$(273)	$(239)

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Service cost	$10	$13	$19	$25
Interest cost	37	47	72	94
Expected return on plan assets	(102)	(100)	(201)	(199)
Amortization of prior service (credit)	-	(1)	-	(2)
	$(55)	$(41)	$(110)	$(82)

Note 12. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2016	$511
Accruals for environmental matters deemed probable and reasonably estimable	105
Environmental liability payments	(70)
Other	8
June 30, 2017	$554

Environmental liabilities are included in the following balance sheet accounts:

	June 30,	December 31,
	2017	2016
Accrued liabilities	$252	$252
Other liabilities	302	259
	$554	$511
16

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

Onondaga Lake, Syracuse, NY—In 2016, we largely completed a dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. Some additional long-term monitoring and maintenance activities will continue, as required by the consent decree. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate.

Honeywell has entered into a cooperative agreement with potential natural resource trustees to assess alleged natural resource damages relating to these sites. It is not possible to predict the outcome or duration of this assessment, or the amounts of, or responsibility for, any damages.

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•	Bendix Friction Materials (Bendix) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2016	$641	$919	$1,560
Accrual for update to estimated liability	95	14	109
Asbestos related liability payments	(104)	(20)	(124)
June 30, 2017	$632	$913	$1,545

Insurance Recoveries for Asbestos Related Liabilities

	Bendix	NARCO	Total
December 31, 2016	$121	$319	$440
Probable insurance recoveries related to estimated liability	8	-	8
Insurance receipts for asbestos related liabilities	(20)	(4)	(24)
June 30, 2017	$109	$315	$424
17

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30,	December 31,
	2017	2016
Other current assets	$23	$23
Insurance recoveries for asbestos related liabilities	401	417
	$424	$440

Accrued liabilities	$547	$546
Asbestos related liabilities	998	1,014
	$1,545	$1,560

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2017 and 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement that expires in October 2017. Claims processing will continue during this period subject to a defined dispute resolution process. As of June 30, 2017, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for pre-established unliquidated claims ($145 million), unsettled claims pending as of the time NARCO filed for bankruptcy protection ($25 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust ($743 million). The estimate of future NARCO claims is based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts and also reflects disputes concerning implementation of the Trust Distribution Procedures by the NARCO Trust, a lack of sufficient trust claims processing experience, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case. Some critical assumptions underlying this commonly accepted methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of future NARCO claims was originally established at the time of the NARCO Chapter 11 filing reflecting claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

amount, and accordingly, we have recorded the minimum amount in the range.

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

Bendix Products—The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended	Years Ended
	June 30,	December 31,
Claims Activity	2017	2016	2015
Claims Unresolved at the beginning of period	7,724	7,779	9,267
Claims Filed	1,300	2,830	2,862
Claims Resolved	(2,266)	(2,885)	(4,350)
Claims Unresolved at the end of period	6,758	7,724	7,779

	June 30,	December 31,
Disease Distribution of Unresolved Claims	2017	2016	2015
Mesothelioma and Other Cancer Claims	3,103	3,490	3,772
Nonmalignant Claims	3,655	4,234	4,007
Total Claims	6,758	7,724	7,779

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in whole dollars)
Malignant claims	$44,000	$44,000	$53,500	$51,000	$49,000
Nonmalignant claims	$4,485	$100	$120	$850	$1,400

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

Honeywell v. United Auto Workers (UAW) et. al—In September 2011, the UAW and certain Honeywell retirees filed a suit in the Eastern District of Michigan alleging that the Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW do not provide for limitations on Honeywell’s obligation to contribute toward healthcare coverage for former employees who retired under the MCBAs (CAPS).  Honeywell subsequently answered the UAW’s complaint and asserted counterclaims.

Honeywell began enforcing the CAPS against former employees who retired after the initial inclusion of the CAPS in the 2003 MCBA (the post-2003 retirees) on January 1, 2014. The UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to the post-2003 retirees, seeking a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for those retirees. That motion remains pending. Honeywell is confident that the District Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for the post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $95 million, reflecting the estimated value of these CAPS.

In the second quarter of 2014, the parties agreed to stay the proceedings with respect to former employees who retired before the initial inclusion of the CAPS in the 2003 MCBA (the pre-2003 retirees) until the Supreme Court decided M&G Polymers USA, LLC v. Tackett. The Supreme Court decided the case on January 26, 2015 and, based on the ruling, Honeywell began enforcing the CAPS against the pre-2003 retirees as of May 1, 2015. Honeywell is confident that the CAPS will be upheld by the District Court and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs.  In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for the pre-2003 retirees would increase by approximately $129 million, reflecting the estimated value of these CAPS.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Joint Strike Fighter Investigation—In 2013 the Company received subpoenas from the Department of Justice requesting information relating primarily to parts manufactured in the United Kingdom and China used in the F-35 fighter jet. In May 2017, Honeywell received a declination letter from the Department of Justice stating that it would not pursue any criminal prosecution of the Company or its employees.  This matter is now fully resolved.

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

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three (quarter) and six months ended June 30, 2017. The financial information as of June 30, 2017 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

A.	Results of Operations – three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016

Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$10,078	$9,991	$19,570	$19,513
% change compared with prior period	1%		-

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	3%	2%
Foreign Currency Translation	(1)%	(1)%
Acquisitions/Divestitures	(1)%	(1)%
	1%	-

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact in the quarter and six months is primarily driven by the weakening of the British Pound and Euro against the U.S. Dollar.

Cost of Products and Services Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of products and services sold	$6,850	$6,821	$13,206	$13,368
% change compared with prior period	-		(1)%

Gross Margin percentage	32.0%	31.7%	32.5%	31.5%

Cost of products and services sold were flat in the quarter primarily due to lower labor costs of approximately $140 million (driven primarily by divestitures, net of acquisitions, and productivity, net of inflation) and decreased indirect material costs of approximately $40 million (driven primarily by productivity, net of inflation), partially offset by higher organic sales volumes that also drove increased direct materials of approximately $140 million (partially offset by productivity, net of inflation) and higher repositioning and other charges of approximately $95 million.

Cost of products and services sold decreased in the six months primarily due to lower labor costs of approximately $280 million (driven primarily by divestitures, net of acquisitions, and productivity, net of inflation) and decreased indirect material costs of approximately $90 million (driven primarily by productivity, net of inflation), partially offset by higher organic sales volumes that also drove increased direct materials of approximately $130 million (partially offset by productivity, net of inflation) and higher repositioning and other charges of approximately $125 million.

Gross margin percentage increased in the quarter primarily due to higher gross margin in Aerospace and Performance Materials and Technologies (approximately 1.7 percentage point impact collectively), partially offset by higher repositioning and other charges allocated to cost of products and services sold (approximately 0.9 percentage point impact) and lower gross margin in Home and Building Technologies and Safety and Productivity Solutions (approximately 0.5 percentage point impact collectively).

Gross margin percentage increased in the six months primarily due to higher gross margin in Aerospace and Performance Materials and Technologies (approximately 1.8 percentage point impact collectively), partially offset by higher repositioning and other charges allocated to cost of products and services sold (approximately 0.6 percentage point impact) and lower gross margin in Home and Building Technologies and Safety and Productivity Solutions (approximately 0.3 percentage point impact collectively).

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Selling, general and administrative expense	$1,381	$1,329	$2,730	$2,609
Percent of sales	13.7%	13.3%	13.9%	13.4%

Selling, general and administrative expenses increased in the quarter and six months primarily driven by an increase in labor costs (primarily attributed to acquisitions, net of divestitures, investment for growth and merit increases), partially offset by benefits from restructuring and lower allocations to selling, general and administrative expenses of repositioning and other charges.

Tax Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Tax expense	$378	$428	$770	$830
Effective tax rate	21.3%	24.4%	22.0%	24.5%

The effective tax rate decreased in the quarter primarily driven by increased tax benefits for employee share-based payments and the resolution of various U.S. tax matters, partially offset by increased expense for reserves.

The effective tax rate decreased for the six months primarily driven by increased tax benefits for employee share-based payments and the resolution of tax matters with certain jurisdictions, partially offset by increased expense for reserves and taxes on the unremitted earnings of certain foreign affiliates that are not deemed permanently reinvested.

The effective tax rates for the quarter and six months ended June 30, 2017 and 2016 were lower than the U.S. federal statutory rate of 35% resulting in part from non-U.S. earnings taxed at lower rates, the vast majority of which we intend to permanently reinvest outside the United States, and from benefits from manufacturing incentives.

The Company currently expects the effective tax rate for 2017 to be approximately 24%. The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments and the tax impact from employee share-based payments.

Net Income Attributable to Honeywell

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income attributable to Honeywell	$1,392	$1,319	$2,718	$2,535

Earnings per share of common stock – assuming dilution	$1.80	$1.70	$3.51	$3.26

Earnings per share of common stock – assuming dilution increased in the quarter and six months primarily driven by increased segment profit in each of our business segments, a lower effective tax rate and higher pension income, partially offset by higher repositioning and other charges.

Review of Business Segments

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2017	2016	Change	2017	2016	Change

Aerospace Sales
Commercial Aviation Original Equipment	$641	$676	(5)%	$1,252	$1,377	(9)%
Commercial Aviation Aftermarket	1,262	1,207	5%	2,463	2,355	5%
Defense and Space	983	1,096	(10)%	1,933	2,165	(11)%
Transportation Systems	788	800	(2)%	1,572	1,587	(1)%
Total Aerospace Sales	3,674	3,779		7,220	7,484

Home and Building Technologies Sales
Home and Building Products	1,527	1,499	2%	2,968	2,897	2%
Home and Building Distribution	1,209	1,177	3%	2,321	2,256	3%
Total Home and Building Technologies Sales	2,736	2,676		5,289	5,153

Performance Materials and Technologies Sales
UOP	641	614	4%	1,218	1,182	3%
Process Solutions	867	886	(2)%	1,692	1,723	(2)%
Advanced Materials	731	934	(22)%	1,398	1,810	(23)%
Total Performance Materials and Technologies Sales	2,239	2,434		4,308	4,715

Safety and Productivity Solutions Sales
Safety	529	524	1%	1,050	1,032	2%
Productivity Solutions	900	578	56%	1,703	1,129	51%
Total Safety and Productivity Solutions Sales	1,429	1,102		2,753	2,161

Net Sales	$10,078	$9,991		$19,570	$19,513
24

Aerospace

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change

Net sales	$3,674	$3,779	(3)%	$7,220	$7,484	(4)%
Cost of products and services sold	2,579	2,757		5,047	5,439
Selling, general and administrative and other expenses	276	231		558	456
Segment profit	$819	$791	4%	$1,615	$1,589	2%

	2017 vs. 2016
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	7%	-	5%
Foreign currency translation	(1)%	(1)%	(1)%	(1)%
Acquisitions, divestitures and other, net	(4)%	(2)%	(3)%	(2)%
Total % Change	(3)%	4%	(4)%	2%

Aerospace sales decreased in the quarter and six months ended June 30, 2017 primarily due to the government services business divestiture and the unfavorable impact of foreign currency translation, partially offset by organic sales growth.

•	Commercial Original Equipment sales decreased 5% (decreased 5% organic) in the quarter and decreased 9% (decreased 8% organic) in the six months primarily due to continued weakness in the business aviation market, which drove lower shipments to business jet original equipment manufacturers (OEMs), as expected, and higher incentives to original equipment manufacturers (OEM incentives).
•	Commercial Aftermarket sales increased 5% (increased 5% organic) in the quarter and increased 5% (increased 4% organic) in the six months driven primarily by higher repair and overhaul activities and increased spares shipments to air transport and regional customers.
•	Defense and Space sales decreased 10% (increased 2% organic) in the quarter and decreased 11% (increased 1% organic) in the six months primarily due to the government services business divestiture. Organic sales increased in the quarter and six months primarily due to growth in our U.S. defense business, offset by lower sales in our commercial helicopter and space businesses.
•	Transportation Systems sales decreased 2% (increased 1% organic) in the quarter and decreased 1% (increased 1% organic) in the six months primarily due to lower diesel turbo volumes and the unfavorable impact of foreign currency translation, partially offset by higher commercial vehicle volumes and gas turbo penetration.

Aerospace segment profit increased in the quarter and six months driven primarily by an increase in operational segment profit, offset by the government services business divestiture and the unfavorable impact of foreign currency translation. The increase in operational segment profit is driven primarily by restructuring benefits, higher organic sales volume, partially offset by inflation. Cost of products and services sold decreased primarily due to the government services business divestiture, restructuring benefits and productivity, net of inflation.

Home and Building Technologies

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Net sales	$2,736	$2,676	2%	$5,289	$5,153	3%
Cost of products and services sold	1,855	1,785		3,567	3,442
Selling, general and administrative and other expenses	461	479		913	939
Segment profit	$420	$412	2%	$809	$772	5%

	2017 vs. 2016
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	3%	4%	6%
Foreign currency translation	(2)%	(1)%	(2)%	(2)%
Acquisitions and divestitures, net	–	–	1%	1%
Total % Change	2%	2%	3%	5%

Home and Building Technologies sales increased in the quarter and six months ended June 30, 2017 primarily driven by organic growth partially offset by the unfavorable impact of foreign currency translation.

•	Sales in Home and Building Products increased 2% (increased 4% organic) in the quarter and increased 2% (increased 3% organic) in the six months primarily due to organic sales growth partially offset by the unfavorable impact of foreign currency translation. Organic sales growth in the quarter and in the six months was driven by sales growth in Security and Fire, Environmental and Energy Solutions, and Smart Energy.
•	Sales in Home and Building Distribution increased 3% (increased 4% organic) in the quarter and increased 3% (increased 4% organic) in the six months primarily due to organic sales growth partially offset by the unfavorable impact of foreign currency translation. Organic sales growth in the quarter and six months was driven by increased growth in the global distribution business.

Home and Building Technologies segment profit increased in the quarter and six months due to higher operational segment profit partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to the positive impact of productivity, net of inflation, offset by the unfavorable impact of product mix. Cost of products and services sold increased in the quarter and six months primarily due to higher organic sales volumes partially offset by the impact of foreign currency translation.

Performance Materials and Technologies

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Net sales	$2,239	$2,434	(8)%	$4,308	$4,715	(9)%
Cost of products and services sold	1,421	1,613		2,736	3,141
Selling, general and administrative and other expenses	294	301		577	593
Segment profit	$524	$520	1%	$995	$981	1%

	2017 vs. 2016
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	6%	8%	5%	10%
Foreign currency translation	(1)%	(1)%	(1)%	(1)%
Acquisitions and divestitures, net	(13)%	(6)%	(13)%	(8)%
Total % Change	(8%)	1%	(9%)	1%

Performance Materials and Technologies sales decreased in the quarter and six months ended June 30, 2017 due to divestitures and the unfavorable impact of foreign currency translation, partially offset by growth in organic sales volumes.

•	UOP sales increased 4% (increased 6% organic) in the quarter and increased 3% (increased 5% organic) in the six months driven primarily by higher gas processing project revenues and higher equipment revenues in the quarter, partially offset by decreased licensing revenue.

•	Process Solutions sales decreased 2% (decreased 1% organic) in the quarter and decreased 2% (flat organic) in the six months driven primarily by decreased revenues in projects and lower field product sales, partially offset by higher revenue in services and software.

•	Advanced Materials sales decreased 22% (increased 12% organic) in the quarter and decreased 23% (increased 12% organic) in the six months driven primarily by the spin-off of the former resins and chemicals business, partially offset by increased fluorine products volumes.

Performance Materials and Technologies segment profit increased in the quarter and six months due to an increase in operational segment profit, partially offset by divestitures and the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to productivity, net of inflation, higher organic sales volume and pricing, partially offset by unfavorable product mix and continued investments for growth. Cost of products and services sold decreased in the quarter and six months primarily due to divestitures and productivity, net of inflation, partially offset by higher organic sales volumes.

Safety and Productivity Solutions

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change

Net sales	$1,429	$1,102	30%	$2,753	$2,161	27%
Cost of products and services sold	942	707		1,806	1,397
Selling, general and administrative and other expenses	273	222		539	441
Segment profit	$214	$173	24%	$408	$323	26%

	2017 vs. 2016
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	1%	9%	2%	17%
Foreign exchange	(1)%	(3)%	(1)%	(2)%
Acquisitions and divestitures, net	30%	18%	26%	11%
Total % Change	30%	24%	27%	26%

Safety and Productivity Solutions sales increased in the quarter and six months ended June 30, 2017 primarily due to growth from acquisitions and increased organic sales volume partially offset by the unfavorable impact of foreign currency exchange.

•	Sales in Safety increased 1% (increased 2% organic) in the quarter and increased 2% (increased 3% organic) in the six months due to increased sales volume in the Industrial Safety business, partially offset by lower volume in Retail, and the unfavorable impact of foreign currency translation.

•	Sales in Productivity Solutions increased 56% (decreased 1% organic) in the quarter and increased 51% (increased 1% organic) in the six months primarily due to growth from acquisitions (Intelligrated).

Safety and Productivity Solutions segment profit increased in the quarter and six months primarily due to increase from acquisitions and operational segment profit. The increase in operational segment profit for the quarter and six month is driven by higher productivity, net of inflation, and sales volume. Cost of products and services sold increased primarily due to acquisitions.

Repositioning and Other Charges

Our repositioning actions are expected to generate incremental pretax savings of $250 million to $350 million in 2017 compared with 2016 primarily from planned workforce reductions. Cash spending related to our repositioning actions was $94 million in the six months ended June 30, 2017 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $225 million in 2017 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Six Months Ended
	June 30,
	2017	2016
Cash provided by (used for):
Operating activities	$2,387	$1,902
Investing activities	(992)	(1,542)
Financing activities	(1,583)	(821)
Effect of exchange rate changes on cash	222	51
Net increase (decrease) in cash and cash equivalents	$34	$(410)

Cash provided by operating activities increased by $485 million primarily due to (i) a $309 million favorable impact from working capital, (ii) an increase in net income of $179 million and (iii) a $73 million improvement in customer advances and deferred income, partially offset by increased cash tax payments of $252 million.

Cash used for investing activities decreased by $550 million primarily due to a decrease in cash paid for acquisitions of $1,069 million, partially offset by a net $452 million increase in investments, primarily short term marketable securities, and an increase of $165 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $762 million primarily due to a decrease in the net proceeds from debt issuances of $1,592 million and an increase in cash dividends paid of $92 million, partially offset by a decrease in net repurchases of common stock of $774 million and the acquisition in 2016 of the remaining 30% noncontrolling interest of UOP Russell LLC of $238 million.

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

In the three months ended June 30, 2017, the Company repurchased $682 million of outstanding shares. Under the Company’s previously approved $5 billion share repurchase program, $3.1 billion remained available as of June 30, 2017 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

C.	Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 12 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of June 30, 2017 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

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

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2016 Annual Report on Form 10-K. As of June 30, 2017, there has been no material change in this information.

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

Honeywell purchased 5,150,000 shares of its common stock, par value $1 per share, in the quarter ended June 30, 2017. Under the Company’s previously approved $5 billion share repurchase program, $3.1 billion remained available as of June 30, 2017 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)
May 2017	2,600,000	$131.25	2,600,000	$3,426
June 2017	2,550,000	$133.51	2,550,000	$3,085

Item 5.	Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the three months ended June 30, 2017, including the activities disclosed below, were conducted by our non-U.S. subsidiaries under General License H, (ii) under General License I, or (iii) under a specific license issued by U.S. Treasury’s Office of Foreign Assets Control (OFAC), and otherwise in compliance with all applicable laws, including sanctions regulations administered by OFAC.

In the three months ended June 30, 2017, the non-U.S. subsidiaries of our UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $8.8 million (expected total value of these contracts is approximately $66.2 million).

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $1.4 million (expected total value of these contracts is approximately $1.9 million).
31

In the three months ended June 30, 2017, the Process Solutions business, part of Performance Materials and Technologies, sold approximately $0.1 million of non-U.S. origin products to distributors (including an Iranian distributor) for use in the gas distribution sector in Iran.

We intend to continue doing business in Iran under General Licenses H and I or under a specific license issued by OFAC, and otherwise in compliance with all applicable laws. Such activities may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6.	Exhibits

(a)	See the Exhibit Index on page 34 of this Quarterly Report on Form 10-Q.
32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 21, 2017	By:	/s/ Jennifer H. Mak
Jennifer H. Mak
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
33

EXHIBIT INDEX

Exhibit No.	Description

10.1*	364-Day Credit Agreement, dated as of April 28, 2017, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 28, 2017)

10.2*	Amendment No. 3, dated as of April 28, 2017, to the Amended and Restated Five Year Credit Agreement dated as of July 10, 2015, as amended by Amendment No. 1 dated as of September 30, 2015 and that certain Amendment No. 2 dated as of April 29, 2016, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 28, 2017)

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 4 Earnings Per Share of Notes to Consolidated Financial Statements.

*The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.
34