Form 10-Q
period 2017-09-30
HONEYWELL INTERNATIONAL INC
filed 2017-10-20
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 761,822,773 shares of Common Stock outstanding at September 30, 2017.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements, including with respect to any changes in or abandonment of the proposed spin-offs. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2016 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of September 30, 2017 should be read in conjunction with the financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions, except per share amounts)
Product sales	$8,052	$7,744	$23,671	$23,398
Service sales	2,069	2,060	6,020	5,919
Net sales	10,121	9,804	29,691	29,317
Costs, expenses and other
Cost of products sold	5,648	5,594	16,545	16,545
Cost of services sold	1,225	1,309	3,534	3,726
	6,873	6,903	20,079	20,271
Selling, general and administrative expenses	1,447	1,367	4,177	3,976
Other (income) expense	(63)	(180)	(85)	(197)
Interest and other financial charges	81	82	235	252
	8,338	8,172	24,406	24,302
Income before taxes	1,783	1,632	5,285	5,015
Tax expense	418	384	1,188	1,214
Net income	1,365	1,248	4,097	3,801

Less: Net income attributable to the noncontrolling interest	17	8	31	26

Net income attributable to Honeywell	$1,348	$1,240	$4,066	$3,775

Earnings per share of common stock - basic	$1.77	$1.62	$5.33	$4.93
Earnings per share of common stock - assuming dilution	$1.75	$1.60	$5.26	$4.86
Cash dividends per share of common stock	$0.6650	$0.5950	$1.9950	$1.7850

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net income	$1,365	$1,248	$4,097	$3,801
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	56	35	112	83
Prior service credit (cost)	-	-	(46)	-
Actuarial (gains) losses recognized	2	4	7	11
Prior service (credit) cost recognized	(17)	(20)	(49)	(58)
Pension and other postretirement benefits adjustments	(15)	(16)	(88)	(47)
Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(36)	(7)	(98)	(1)
Less: Reclassification adjustment for gains (losses) included in net income	9	(5)	52	(18)
Changes in fair value of effective cash flow hedges	(45)	(2)	(150)	17
Other comprehensive income (loss), net of tax	(4)	17	(126)	53
Comprehensive income	1,361	1,265	3,971	3,854
Less: Comprehensive income attributable to the noncontrolling interest	18	8	36	23
Comprehensive income attributable to Honeywell	$1,343	$1,257	$3,935	$3,831

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2017	2016
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7,389	$7,843
Short-term investments	2,781	1,520
Accounts receivable - net	8,587	8,177
Inventories	4,751	4,366
Other current assets	1,136	1,152
Total current assets	24,644	23,058

Investments and long-term receivables	643	587
Property, plant and equipment - net	5,757	5,793
Goodwill	18,268	17,707
Other intangible assets - net	4,587	4,634
Insurance recoveries for asbestos related liabilities	411	417
Deferred income taxes	264	347
Other assets	2,194	1,603
Total assets	$56,768	$54,146
LIABILITIES
Current liabilities:
Accounts payable	$6,061	$5,690
Commercial paper and other short-term borrowings	3,932	3,366
Current maturities of long-term debt	1,398	227
Accrued liabilities	6,834	7,048
Total current liabilities	18,225	16,331

Long-term debt	11,453	12,182
Deferred income taxes	300	486
Postretirement benefit obligations other than pensions	530	473
Asbestos related liabilities	1,004	1,014
Other liabilities	4,025	4,110

Redeemable noncontrolling interest	3	3

SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	6,115	5,781
Common stock held in treasury, at cost	(14,406)	(13,366)
Accumulated other comprehensive loss	(2,840)	(2,714)
Retained earnings	31,247	28,710
Total Honeywell shareowners’ equity	21,074	19,369
Noncontrolling interest	154	178
Total shareowners’ equity	21,228	19,547
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$56,768	$54,146

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(Dollars in millions)
Cash flows from operating activities:
Net income	$4,097	$3,801
Less: Net income attributable to the noncontrolling interest	31	26
Net income attributable to Honeywell	4,066	3,775
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	534	546
Amortization	298	227
(Gain) loss on sale of non-strategic businesses and assets	-	(176)
Repositioning and other charges	583	567
Net payments for repositioning and other charges	(394)	(420)
Pension and other postretirement income	(562)	(471)
Pension and other postretirement benefit payments	(71)	(110)
Stock compensation expense	133	145
Deferred income taxes	(76)	146
Other	(38)	(33)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(408)	(492)
Inventories	(400)	(233)
Other current assets	13	-
Accounts payable	404	(18)
Accrued liabilities	(288)	3
Net cash provided by operating activities	3,794	3,456

Cash flows from investing activities:
Expenditures for property, plant and equipment	(613)	(749)
Proceeds from disposals of property, plant and equipment	46	4
Increase in investments	(4,149)	(3,083)
Decrease in investments	2,793	2,658
Cash paid for acquisitions, net of cash acquired	(72)	(2,568)
Proceeds from sales of businesses, net of fees paid	-	304
Other	(196)	158
Net cash used for investing activities	(2,191)	(3,276)

Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	8,808	16,149
Payments of commercial paper and other short-term borrowings	(8,608)	(16,574)
Proceeds from issuance of common stock	463	386
Proceeds from issuance of long-term debt	39	4,510
Payments of long-term debt	(69)	(478)
Repurchases of common stock	(1,335)	(1,866)
Cash dividends paid	(1,554)	(1,410)
Payments to purchase the noncontrolling interest	-	(238)
AdvanSix pre-separation funding	-	269
AdvanSix pre-spin borrowing	-	38
AdvanSix cash at spin-off	-	(38)
Other	(131)	(40)
Net cash (used for) provided by financing activities	(2,387)	708
Effect of foreign exchange rate changes on cash and cash equivalents	330	88
Net (decrease) increase in cash and cash equivalents	(454)	976
Cash and cash equivalents at beginning of period	7,843	5,455
Cash and cash equivalents at end of period	7,389	6,431

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) at September 30, 2017 and 2016 and the results of operations for the three and nine months ended September 30, 2017 and 2016 and the cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2017 and 2016 were September 30, 2017 and October 1, 2016.

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The current accounting policy for costs incurred for nonrecurring engineering and development activities of our Aerospace products under agreements with commercial customers is generally to record the expense as incurred. Any customer funding received for such efforts is recognized when earned as a reduction of cost of sales. Following adoption of the new standard, the customer funding will generally be classified as revenue and not as a reduction of cost of sales. Such revenue will be deferred and subsequently recognized as products are delivered to the customers. Additionally, under the new guidance, expenses incurred, up to the customer agreed funded amount, will be deferred as an asset and subsequently recognized as cost of sales also when products are delivered to the customer. Hence, the new guidance will result in an increase in deferred costs (asset) and deferred revenue (liability) on our Consolidated Balance Sheet, however, we expect this to result in no net impact to income before taxes.

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

We do not currently expect the new standard to have a material impact on our consolidated financial position or results of operations. We expect the new standard will have no cash impact and, as such, does not affect the economics of our underlying customer contracts. The disclosures in our notes to Consolidated Financial Statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue.

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

In October 2016, the FASB issued an accounting standard update which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, at the time the entity transfer occurs rather than when the asset is ultimately transferred to a third party, as required under current U.S. GAAP. The guidance is intended to reduce diversity in practice, particularly for transfers involving intellectual property. The guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We expect to adopt the accounting standard update as of January 1, 2018. The guidance requires application on a modified retrospective basis. The impact upon adoption will result in an increase to deferred tax assets and liabilities, with the corresponding offset recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. Based on our assessment to date of historical transactions, we currently expect the impact to be up to an increase in deferred tax assets of approximately $500 million with a cumulative-effect adjustment to retained earnings of the same amount. We continue to evaluate the impact of this accounting standard update, and this estimated impact may change based on the finalization of our assessment and any new transactions prior to adoption of this guidance.

In March 2017, the FASB issued guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service cost component of net benefit cost. The employer will be required to report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost will be required to be presented in the statement of operations separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. This guidance will impact the presentation of our Consolidated Financial Statements. Our current presentation of the service cost component is consistent with the requirements of the new standard. However, upon our adoption of the new standard, we expect to present the other components within Other (income) expense (we currently present the other components within Cost of products and services sold and Selling, general, and administrative expenses). All components will continue to be excluded from Segment Profit (see Note 10 Segment Financial Data).

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

In August 2017, the FASB issued amendments to hedge accounting guidance. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. We are currently evaluating the impact of the guidance on our consolidated financial statements and whether we will early adopt this guidance.

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Severance	$75	$155	$177	$253
Asset impairments	22	11	57	42
Exit costs	11	36	20	41
Reserve adjustments	(7)	(31)	(7)	(92)
Total net repositioning charge	101	171	247	244

Asbestos related litigation charges, net of insurance	50	64	152	173
Probable and reasonably estimable environmental liabilities	62	49	167	132
Other	17	18	17	18

Total net repositioning and other charges	$230	$302	$583	$567

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of products and services sold	$193	$226	$503	$410
Selling, general and administrative expenses	37	53	54	110
Other	-	23	26	47
	$230	$302	$583	$567
9

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Aerospace	$59	$144	$216	$265
Home and Building Technologies	15	24	57	36
Performance Materials and Technologies	28	35	30	71
Safety and Productivity Solutions	34	10	34	4
Corporate	94	89	246	191
	$230	$302	$583	$567

In the quarter ended September 30, 2017, we recognized repositioning charges totaling $108 million including severance costs of $75 million related to workforce reductions of 1,700 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to site transitions, mainly in Safety and Productivity Solutions and Aerospace, to more cost-effective locations and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $22 million primarily related to the write-down of a research and development facility in our Corporate segment in connection with a planned exit from such facility.

In the quarter ended September 30, 2016, we recognized repositioning charges totaling $202 million including severance costs of $155 million related to workforce reductions of 3,017 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to the separation of the former Automation and Control Solutions reporting segment into two new reporting segments (Home and Building Technologies and Safety and Productivity Solutions); factory transitions in Aerospace, Home and Building Technologies, Safety and Productivity Solutions and Performance Materials and Technologies to more cost-effective locations; and cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charge included exit costs of $36 million principally for expenses related to the spin-off of our AdvanSix business and closure obligations associated with factory transitions. Also, $31 million of previously established accruals for severance were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, and changes in the scope of previously announced repositioning actions.

In the nine months ended September 30, 2017, we recognized repositioning charges totaling $254 million including severance costs of $177 million related to workforce reductions of 4,224 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, mainly in Aerospace and Safety and Productivity Solutions, to more cost-effective locations. The repositioning charges included asset impairments of $57 million primarily in our Corporate segment related to the write-down of a research and development facility in connection with a planned exit from such facility and legacy properties in connection with their planned sale.

In the nine months ended September 30, 2016, we recognized repositioning charges totaling $336 million including severance costs of $253 million related to workforce reductions of 5,888 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives; the separation of the former Automation and Control Solutions reporting segment into two new reporting segments; factory transitions in Aerospace, Home and Building Technologies, Safety and Productivity Solutions and Performance Materials and Technologies to more cost-effective locations; and achieving acquisition-related synergies. The repositioning charge included asset impairments of $42 million principally related to the write-off of certain intangible assets in connection with the sale of a Performance Materials and Technologies business. The repositioning charge included exit costs of $41 million principally for expenses related to the spin-off of our AdvanSix business and closure obligations associated with factory transitions. Also, $92 million of previously established accruals, primarily for severance, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in the scope of previously announced repositioning actions.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2016	$298	$-	$33	$331
Charges	177	57	20	254
Usage - cash	(115)	-	(8)	(123)
Usage - noncash	-	(57)	-	(57)
Foreign currency translation	16	-	2	18
Adjustments and reclassifications	(4)	-	(10)	(14)
September 30, 2017	$372	$-	$37	$409

Certain repositioning projects in 2017 and 2016 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 4. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic	2017	2016	2017	2016
Net income attributable to Honeywell	$1,348	$1,240	$4,066	$3,775
Weighted average shares outstanding	762.2	763.7	763.1	765.0
Earnings per share of common stock	$1.77	$1.62	$5.33	$4.93

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assuming Dilution	2017	2016	2017	2016
Net income attributable to Honeywell	$1,348	$1,240	$4,066	$3,775

Average Shares
Weighted average shares outstanding	762.2	763.7	763.1	765.0
Dilutive securities issuable - stock plans	9.2	10.7	10.0	11.3
Total weighted average shares outstanding	771.4	774.4	773.1	776.3
Earnings per share of common stock	$1.75	$1.60	$5.26	$4.86

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2017, the weighted average number of stock options excluded from the computations were 4.2 million and 3.8 million. For the three and nine months ended September 30, 2016, the weighted average number of stock options excluded from the computations were 5.5 million and 6.9 million. These stock options were outstanding at the end of each period.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Accounts Receivable

	September 30,	December 31,
	2017	2016

Trade	$8,790	$8,449
Less - Allowance for doubtful accounts	(203)	(272)
	$8,587	$8,177

Trade receivables include $1,898 million and $1,626 million of unbilled balances under long-term contracts as of September 30, 2017 and December 31, 2016. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 6. Inventories

	September 30,	December 31,
	2017	2016

Raw materials	$1,186	$1,104
Work in process	853	775
Finished products	2,750	2,552
	4,789	4,431
Reduction to LIFO cost basis	(38)	(65)
	$4,751	$4,366
12

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Long-term Debt and Credit Agreements

	September 30,	December 31,
	2017	2016
Floating rate Euro notes due 2018	$1,181	$1,054
1.40% notes due 2019	1,250	1,250
Floating rate notes due 2019	250	250
0.65% Euro notes due 2020	1,181	1,054
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,476	1,317
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	886	790
5.70% notes due 2036	550	550
5.70% notes due 2037	600	600
5.375% notes due 2041	600	600
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	30
6.625% debentures due 2028	216	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.3% weighted average maturing at various dates through 2023	488	547
	$12,851	$12,409
Less: current portion	(1,398)	(227)
	$11,453	$12,182

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets:
Foreign currency exchange contracts	$29	$152
Available for sale investments	2,943	1,670
Interest rate swap agreements	58	69

Liabilities:
Foreign currency exchange contracts	$73	$2
Interest rate swap agreements	43	48

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

The carrying value of cash and cash equivalents, accounts receivable, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$271	$260	$280	$273
Liabilities
Long-term debt and related current maturities	$12,851	$13,661	$12,409	$13,008

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and nine months ended September 30, 2017, we recognized $4 million and $6 million of losses in earnings on interest rate swap agreements. For the three and nine months ended September 30, 2016, we recognized $14 million of losses and $23 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates primarily with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $76 million and $194 million of expense in Other (income) expense for the three and nine months ended September 30, 2017. We recognized $24 million and $114 million of income in Other (income) expense for the three and nine months ended September 30, 2016.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)
Other comprehensive income (loss) before reclassifications	112	(46)	(98)	(32)
Amounts reclassified from accumulated other comprehensive income	-	(42)	(52)	(94)
Net current period other comprehensive income (loss)	112	(88)	(150)	(126)
Balance at September 30, 2017	$(1,832)	$(967)	$(41)	$(2,840)

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2015	$(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	83	-	(1)	82
Amounts reclassified from accumulated other comprehensive income	-	(47)	18	(29)
Net current period other comprehensive income (loss)	83	(47)	17	53
Balance at September 30, 2016	$(1,809)	$(691)	$18	$(2,482)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales
Aerospace
Products	$2,452	$2,358	$7,393	$7,404
Services	1,205	1,243	3,484	3,681
Total	3,657	3,601	10,877	11,085
Home and Building Technologies
Products	2,419	2,360	7,015	6,931
Services	371	341	1,064	923
Total	2,790	2,701	8,079	7,854
Performance Materials and Technologies
Products	1,846	1,924	5,320	5,822
Services	414	405	1,248	1,222
Total	2,260	2,329	6,568	7,044
Safety and Productivity Solutions
Products	1,335	1,102	3,943	3,241
Services	79	71	224	93
Total	1,414	1,173	4,167	3,334
	$10,121	$9,804	$29,691	$29,317

Segment Profit
Aerospace	$780	$663	$2,395	$2,252
Home and Building Technologies	458	441	1,267	1,213
Performance Materials and Technologies	526	503	1,521	1,484
Safety and Productivity Solutions	213	172	621	495
Corporate	(82)	(59)	(210)	(157)
Total segment profit	1,895	1,720	5,594	5,287

Other income (expense)(a)	49	169	54	174
Interest and other financial charges	(81)	(82)	(235)	(252)
Stock compensation expense(b)	(39)	(49)	(133)	(145)
Pension ongoing income(b)	183	146	546	447
Other postretirement income (expense)(b)	6	7	16	24
Repositioning and other charges (b)	(230)	(279)	(557)	(520)
Income before taxes	$1,783	$1,632	$5,285	$5,015

(a)  Equity income (loss) of affiliated companies is included in segment profit.

(b)  Amounts included in cost of products and services sold and selling, general and administrative expenses.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 11. Pension Benefits

Net periodic pension benefit income for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Service cost	$43	$48	$129	$143
Interest cost	147	150	440	450
Expected return on plan assets	(316)	(306)	(946)	(918)
Amortization of prior service (credit)	(10)	(11)	(32)	(33)
	$(136)	$(119)	$(409)	$(358)

	Non-U.S. Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Service cost	$10	$11	$29	$36
Interest cost	37	43	109	137
Expected return on plan assets	(104)	(92)	(305)	(291)
Amortization of prior service (credit)	(1)	-	(1)	(2)
	$(58)	$(38)	$(168)	$(120)

Note 12. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2016 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2016	$511
Accruals for environmental matters deemed probable and reasonably estimable	167
Environmental liability payments	(116)
Other	9
September 30, 2017	$571

Environmental liabilities are included in the following balance sheet accounts:

	September 30,	December 31,
	2017	2016
Accrued liabilities	$252	$252
Other liabilities	319	259
	$571	$511

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (NARCO), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•	Bendix Friction Materials (Bendix) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2016	$641	$919	$1,560
Accrual for update to estimated liability	148	22	170
Asbestos related liability payments	(158)	(21)	(179)
September 30, 2017	$631	$920	$1,551

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2016	$121	$319	$440
Probable insurance recoveries related to estimated liability	18	-	18
Insurance receipts for asbestos related liabilities	(20)	(4)	(24)
September 30, 2017	$119	$315	$434

  NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	September 30,	December 31,
	2017	2016
Other current assets	$23	$23
Insurance recoveries for asbestos related liabilities	411	417
	$434	$440

Accrued liabilities	$547	$546
Asbestos related liabilities	1,004	1,014
	$1,551	$1,560
18

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

NARCO Products –In connection with NARCO’s emergence from bankruptcy on April 30, 2013, a federally authorized 524(g) trust (NARCO Trust) was established for the evaluation and resolution of all existing and future NARCO asbestos claims. Both Honeywell and NARCO are protected by a permanent channeling injunction barring all present and future individual actions in state or federal courts and requiring all asbestos related claims based on exposure to NARCO asbestos-containing products to be made against the NARCO Trust. The NARCO Trust reviews submitted claims and determines award amounts in accordance with established Trust Distribution Procedures approved by the Bankruptcy Court which set forth the criteria claimants must meet to qualify for compensation including, among other things, exposure and medical criteria that determine the award amount. In addition, Honeywell provided, and continues to provide, input to the design of control procedures for processing NARCO claims, and has on-going audit rights to review and monitor the claims processor’s adherence to the established requirements of the Trust Distribution Procedures.

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in the years 2017 and 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement. Claims processing continued during this period subject to a defined dispute resolution process. The Standstill Agreement expired on October 12, 2017. Notwithstanding its expiration, claims processing will continue, and Honeywell will continue to negotiate and attempt to resolve remaining disputed issues. Honeywell reserves its right to seek judicial intervention should negotiations fail or prove futile. Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims and does not anticipate making any such payments for the remainder of 2017.

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

Our consolidated financial statements reflect an estimated liability for Pre-established Unliquidated Claims ($145 million), as well as unsettled claims pending as of the time NARCO filed for bankruptcy protection and operating and legal costs related to the Trust (collectively $32 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust ($743 million). The estimate of future NARCO claims is based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts and also reflects disputes concerning implementation of the Trust Distribution Procedures by the NARCO Trust, a lack of sufficient trust claims processing experience, as well as the stay of all NARCO asbestos claims which remained in place throughout NARCO’s Chapter 11 case. Some critical assumptions underlying this commonly accepted methodology include claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of future NARCO claims was originally established at the time of the NARCO Chapter 11 filing reflecting claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount, and accordingly, we have recorded the minimum amount in the range.

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

Bendix Products—The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended	Years Ended
	September 30,	December 31,
Claims Activity	2017	2016	2015
Claims Unresolved at the beginning of period	7,724	7,779	9,267
Claims Filed	1,976	2,830	2,862
Claims Resolved	(2,925)	(2,885)	(4,350)
Claims Unresolved at the end of period	6,775	7,724	7,779

	September 30,	December 31,
Disease Distribution of Unresolved Claims	2017	2016	2015
Mesothelioma and Other Cancer Claims	3,102	3,490	3,772
Nonmalignant Claims	3,673	4,234	4,007
Total Claims	6,775	7,724	7,779

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in whole dollars)
Malignant claims	$44,000	$44,000	$53,500	$51,000	$49,000
Nonmalignant claims	$4,485	$100	$120	$850	$1,400

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

Other Matters

We are subject to a number of other lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters is the following:

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Subsequent Events

On October 10, 2017, the Company announced its intention to separately spin off the Homes and Global Distribution business and the Transportation Systems business into two stand-alone, publicly-traded companies. The planned separation transactions are intended to be tax-free spins to Company shareowners for U.S. federal income tax purposes and are expected to be completed by the end of 2018.

On October 10, 2017, the Company also announced that it is realigning the Smart Energy business unit from the Home and Building Technologies segment to the Performance Materials and Technologies segment. The Company intends to report its financial performance based on this realignment effective with the reporting of results for full year 2017 in its Annual Report on Form 10-K. This realignment will have no impact on the Company’s historical consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (Honeywell or the Company) for the three months (quarter) and nine months ended September 30, 2017. The financial information as of September 30, 2017 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

On October 10, 2017, the Company announced its intention to separately spin off the Homes and Global Distribution business and the Transportation Systems business into two stand-alone, publicly-traded companies. The planned separation transactions are intended to be tax-free spins to Honeywell shareowners for U.S. federal income tax purposes and are expected to be completed by the end of 2018.  Completion of each proposed spin-off is subject to finalization of the financial statements of the spun-off business, assurance that the separation will be tax-free to Honeywell shareowners for U.S. federal income tax purposes, finalization of the capital structure of the three corporations, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, final approval of the Honeywell Board of Directors, and other customary matters.  Each proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.

On October 10, 2017, the Company also announced that it is realigning the Smart Energy business unit from the Home and Building Technologies segment to the Performance Materials and Technologies segment. The Company intends to report its financial performance based on this realignment effective with the reporting of full year results for 2017 in its Annual Report on Form 10-K. This realignment will have no impact on the Company’s historical consolidated financial position, results of operations or cash flows.

A.	Results of Operations – three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016

Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$10,121	$9,804	$29,691	$29,317
% change compared with prior period	3%		1%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	3%	2%
Price	2%	1%
Foreign Currency Translation	1%	-
Acquisitions/Divestitures	(3)%	(2)%
	3%	1%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.  The foreign currency translation impact in the quarter is primarily driven by the strengthening of the Euro and Canadian Dollar against the U.S. Dollar.

Cost of Products and Services Sold
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of products and services sold	$6,873	$6,903	$20,079	$20,271
% change compared with prior period	-		(1)%

Gross Margin percentage	32.1%	29.6%	32.4%	30.9%
23

Cost of products and services sold decreased in the quarter primarily due to lower labor costs of approximately $110 million (driven primarily by divestitures, net of acquisitions), and decreased indirect material costs of approximately $90 million (driven primarily by productivity, net of inflation), and lower repositioning and other charges of approximately $30 million, partially offset by higher organic sales volumes that drove increased direct materials of approximately $220 million.

Cost of products and services sold decreased in the nine months primarily due to lower labor costs of approximately $390 million (driven primarily by divestitures, net of acquisitions), and decreased indirect material costs of approximately $180 million (driven primarily by productivity, net of inflation), partially offset by higher organic sales volumes that drove increased direct materials of approximately $350 million and increased repositioning and other charges of approximately $90 million.

Gross margin percentage increased in the quarter primarily due to higher gross margin in Aerospace and Performance Materials and Technologies (approximately 2.5 percentage point impact collectively) and lower repositioning and other charges allocated to cost of products and services sold (approximately 0.3 percentage point impact), partially offset by lower gross margin in Home and Building Technologies and Safety and Productivity Solutions (approximately 0.4 percentage point impact collectively).

Gross margin percentage increased in the nine months primarily due to higher gross margin in Aerospace and Performance Materials and Technologies (approximately 2.0 percentage point impact collectively), partially offset by lower gross margin in Home and Building Technologies and Safety and Productivity Solutions (approximately 0.3 percentage point impact collectively) and higher repositioning and other charges allocated to cost of products and services sold (approximately 0.3 percentage point impact).

Selling, General and Administrative Expenses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Selling, general and administrative expense	$1,447	$1,367	$4,177	$3,976
Percent of sales	14.3%	13.9%	14.1%	13.6%

Selling, general and administrative expenses increased in the quarter and nine months primarily driven by an increase in labor costs (primarily attributed to acquisitions, net of divestitures, investment for growth and merit increases), partially offset by benefits from repositioning.

Tax Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Tax expense	$418	$384	$1,188	$1,214
Effective tax rate	23.4%	23.5%	22.5%	24.2%

The effective tax rate decreased for the quarter primarily driven by increased tax benefits from foreign tax credits and the absence of divestitures taxed at higher rates, partially offset by increased expense for reserves and decreased tax benefits for employee share-based payments.

The effective tax rate decreased for the nine months primarily driven by increased tax benefits from foreign tax credits, increased tax benefits for employee share-based payments and the absence of divestitures taxed at higher rates, partially offset by increased expense for reserves.

The effective tax rates for the quarter and nine months ended September 30, 2017 and 2016 were lower than the U.S. federal statutory rate of 35% resulting in part from non-U.S. earnings taxed at lower rates, the vast majority of which we intend to permanently reinvest outside the United States, and from benefits from manufacturing incentives.

The Company currently expects the effective tax rate for 2017 to be approximately 22%. The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws or other items such as pension mark-to-market adjustments and the tax impact from employee share-based payments.

Net Income Attributable to Honeywell
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income attributable to Honeywell	$1,348	$1,240	$4,066	$3,775

Earnings per share of common stock – assuming dilution	$1.75	$1.60	$5.26	$4.86

Earnings per share of common stock – assuming dilution increased in the quarter primarily driven by increased segment profit in each of our business segments and pension income.

Earnings per share of common stock – assuming dilution increased in the nine months primarily driven by increased segment profit in each of our business segments, pension income, and lower effective tax rate.

Review of Business Segments

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2017	2016	Change	2017	2016	Change

Aerospace Sales
Commercial Aviation Original Equipment	$593	$538	10%	$1,845	$1,915	(4)%
Commercial Aviation Aftermarket	1,312	1,215	8%	3,775	3,570	6%
Defense and Space	992	1,125	(12)%	2,925	3,290	(11)%
Transportation Systems	760	723	5%	2,332	2,310	1%
Total Aerospace Sales	3,657	3,601		10,877	11,085

Home and Building Technologies Sales
Home and Building Products	1,554	1,499	4%	4,522	4,396	3%
Home and Building Distribution	1,236	1,202	3%	3,557	3,458	3%
Total Home and Building Technologies Sales	2,790	2,701		8,079	7,854

Performance Materials and Technologies Sales
UOP	706	564	25%	1,924	1,746	10%
Process Solutions	895	847	6%	2,587	2,570	1%
Advanced Materials	659	918	(28)%	2,057	2,728	(25)%
Total Performance Materials and Technologies Sales	2,260	2,329		6,568	7,044

Safety and Productivity Solutions Sales
Safety	537	526	2%	1,587	1,558	2%
Productivity Solutions	877	647	36%	2,580	1,776	45%
Total Safety and Productivity Solutions Sales	1,414	1,173		4,167	3,334

Net Sales	$10,121	$9,804		$29,691	$29,317
25

Aerospace

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change

Net sales	$3,657	$3,601	2%	$10,877	$11,085	(2)%
Cost of products and services sold	2,579	2,699		7,626	8,138
Selling, general and administrative and other expenses	298	239		856	695
Segment profit	$780	$663	18%	$2,395	$2,252	6%

	2017 vs. 2016
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	4%	19%	1%	8%
Foreign currency translation	1%	1%	0%	0%
Acquisitions, divestitures and other, net	(3)%	(2)%	(3)%	(2)%
Total % Change	2%	18%	(2)%	6%

Aerospace sales increased in the quarter ended September 30, 2017 primarily due to organic sales growth and favorable impact of foreign currency translation, partially offset by a decrease due to the government services business divestiture. Aerospace sales decreased in the nine months ended September 30, 2017 primarily due to the government services business divestiture, partially offset by an increase in organic sales growth.

•	Commercial Original Equipment sales increased 10% (increased 10% organic) in the quarter due to increased sales growth in the air transport market and lower incentives to original equipment manufacturers (OEM incentives). Commercial Original Equipment sales decreased 4% (decreased 4% organic) in the nine months primarily due to lower volumes in the business aviation market in the first half of the year, which drove lower shipments to business jet original equipment manufacturers (OEMs), partially offset by lower OEM incentives.

•	Commercial Aftermarket sales increased 8% (increased 7% organic) in the quarter and increased 6% (increased 6% organic) in the nine months driven by higher repair and overhaul and increased spares shipments to air transport and regional customers.

•	Defense and Space sales decreased 12% (decreased 2% organic) in the quarter and decreased 11% (flat organic) in the nine months primarily due to the government services business divestiture. Organic sales decreased in the quarter due to lower volumes in international defense spares and space, partially offset by growth in U.S. defense.

•	Transportation Systems sales increased 5% (increased 3% organic) in the quarter and increased 1% (increased 2% organic) in the nine months primarily due to higher commercial vehicle volumes and gas turbo penetration partially offset by lower diesel turbo volumes and the unfavorable impact of foreign currency translation.

Aerospace segment profit increased in the quarter and nine months driven primarily by an increase in operational segment profit, partially offset by the government services business divestiture. The increase in operational segment profit was driven primarily by productivity including restructuring benefits, lower OEM incentives and higher organic sales volume, partially offset by inflation and the government services business divestiture. Cost of products and services sold decreased primarily due to the government services business divestiture, and productivity, net of inflation, including restructuring benefits.

Home and Building Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Net sales	$2,790	$2,701	3%	$8,079	$7,854	3%
Cost of products and services sold	1,873	1,783		5,440	5,225
Selling, general and administrative and other expenses	459	477		1,372	1,416
Segment profit	$458	$441	4%	$1,267	$1,213	4%

	2017 vs. 2016
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	2%	3%	4%
Foreign currency translation	1%	2%	(1)%	-
Acquisitions and divestitures, net	-	-	1%	-
Total % Change	3%	4%	3%	4%

Home and Building Technologies sales increased in the quarter and nine months ended September 30, 2017 primarily driven by organic growth.

•	Sales in Home and Building Products increased 4% (increased 2% organic) in the quarter due to organic sales growth and the favorable impact of foreign currency translation. Sales increased 3% (increased 3% organic) in the nine months primarily due to organic sales growth, partially offset by the unfavorable impact of foreign currency translation. Organic sales growth in the quarter and in the nine months was primarily driven by sales growth in Smart Energy and Security and Fire.

•	Sales in Home and Building Distribution increased 3% (increased 2% organic) in the quarter due to organic sales growth and the favorable impact of foreign currency translation. Sales increased 3% (increased 3% organic) in the nine months primarily due to organic sales growth. Organic sales growth in the quarter was primarily driven by growth in the global distribution business and in the nine months was due to global distribution business and Building Solutions.

Home and Building Technologies segment profit increased in the quarter due to higher operational segment profit and the favorable impact of foreign currency translation, and increased in the nine months due to higher operational segment profit. The increase in operational segment profit in the quarter and the nine months is primarily due to the positive impact of productivity, net of inflation, and pricing, offset by the unfavorable impact of product mix. Cost of products and services sold increased in the quarter primarily due to higher organic sales volumes and in the nine months primarily due to higher organic sales volumes, partially offset by the favorable impact of foreign currency translation.

Performance Materials and Technologies

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Net sales	$2,260	$2,329	(3)%	$6,568	$7,044	(7)%
Cost of products and services sold	1,414	1,542		4,150	4,683
Selling, general and administrative and other expenses	320	284		897	877
Segment profit	$526	$503	5%	$1,521	$1,484	2%

	2017 vs. 2016
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit

Organic growth/ Operational segment profit	10%	11%	7%	12%
Foreign currency translation	1%	1%	(1)%	(1)%
Acquisitions and divestitures, net	(14)%	(7)%	(13)%	(9)%
Total % Change	(3%)	5%	(7%)	2%

Performance Materials and Technologies sales decreased in the quarter and nine months ended September 30, 2017 driven primarily by divestitures, partially offset by organic sales growth.

•	UOP sales increased 25% (increased 25% organic) in the quarter and increased 10% (increased 11% organic) in the nine months driven primarily by higher gas processing project revenues and increased equipment sales, with catalyst volumes and licensing also increasing in the quarter.

•	Process Solutions sales increased 6% (increased 5% organic) in the quarter and increased 1% (increased 1% organic) in the nine months driven primarily by higher revenue in services and software, partially offset by decreased revenues in projects and lower field product sales in the first half of the year.

•	Advanced Materials sales decreased 28% (increased 6% organic) in the quarter and decreased 25% (increased 10% organic) in the nine months driven primarily by the spin-off of the former resins and chemicals business, partially offset by increased fluorine products volumes.

Performance Materials and Technologies segment profit increased in the quarter and nine months driven primarily by an increase in operational segment profit, partially offset by divestitures. The increase in operational segment profit is primarily due to productivity, net of inflation, higher organic sales volume and pricing, partially offset by unfavorable product mix and continued investments for growth. Cost of products and services sold decreased in the quarter and nine months primarily due to divestitures and productivity, net of inflation, partially offset by higher organic sales volumes.

Safety and Productivity Solutions

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change

Net sales	$1,414	$1,173	21%	$4,167	$3,334	25%
Cost of products and services sold	933	764		2,739	2,161
Selling, general and administrative and other expenses	268	237		807	678
Segment profit	$213	$172	24%	$621	$495	25%

	2017 vs. 2016
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	16%	2%	16%
Foreign exchange	1%	2%	-	(1)%
Acquisitions and divestitures, net	17%	6%	23%	10%
Total % Change	21%	24%	25%	25%

Safety and Productivity Solutions sales increased in the quarter and nine months ended September 30, 2017 primarily due to acquisitions and increased organic sales volume.

•	Sales in Safety increased 2% (increased 1% organic) in the quarter and increased 2% (increased 2% organic) in the nine months due to increased sales volume in the Industrial Safety business and the favorable impact of foreign currency translation, partially offset by lower volume in Retail.

•	Sales in Productivity Solutions increased 36% (increased 4% organic) in the quarter and increased 45% (increased 2% organic) in the nine months primarily due to growth from acquisitions (Intelligrated).

Safety and Productivity Solutions segment profit increased in the quarter and nine months primarily due to increase from operational segment profit and acquisitions. The increase in operational segment profit for the quarter and nine months was driven by higher productivity, net of inflation, and sales volume. Cost of products and services sold increased primarily due to acquisitions.

Repositioning and Other Charges

Our repositioning actions are expected to generate incremental pretax savings of $350 million to $400 million in 2017 compared with 2016 primarily from planned workforce reductions. Cash spending related to our repositioning actions was $123 million in the nine months ended September 30, 2017 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $225 million in 2017 and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Nine Months Ended
	September 30,
	2017	2016
Cash provided by (used for):
Operating activities	$3,794	$3,456
Investing activities	(2,191)	(3,276)
Financing activities	(2,387)	708
Effect of exchange rate changes on cash	330	88
Net (decrease) increase in cash and cash equivalents	$(454)	$976

Cash provided by operating activities increased by $338 million primarily due to a $339 million lower use of cash from working capital compared to the prior year and an increase in net income of $296 million, partially offset by increased cash tax payments of $482 million.

Cash used for investing activities decreased by $1,085 million primarily due to a decrease in cash paid for acquisitions of $2,496 million, partially offset by a net $931 million increase in investments, primarily short term marketable securities, an increase of $354 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities, and a decrease in proceeds from sales of businesses of $304 million.

Cash used for financing activities increased by $3,095 million primarily due to a decrease in the net proceeds from debt issuances of $3,437 million and an increase in cash dividends paid of $144 million, partially offset by a decrease in net repurchases of common stock of $608 million.

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

In the three months ended September 30, 2017, the Company repurchased $343 million of outstanding shares. Under the Company’s previously approved $5 billion share repurchase program, $2.7 billion remained available as of September 30, 2017 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

Effective with the fourth quarter 2017 dividend, we increased our quarterly dividend rate by 12% to $0.745 per share of common stock.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 12 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

The financial information as of September 30, 2017 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

See Note 2 Recent Accounting Pronouncements of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2016 Annual Report on Form 10-K. As of September 30, 2017, there has been no material change in this information.

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

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None.

Item 1A. Risk Factors

Other than the additional risk factor presented below, there have been no material changes to the disclosure presented in our 2016 Annual Report on Form 10-K under Item 1A. Risk Factors.

The proposed spin-offs of our Homes and Global Distribution business and of our Transportation Systems business into two stand-alone, publicly-traded companies are each contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

On October 10, 2017, the Company announced its intention to separately spin off our Homes and Global Distribution business and our Transportation Systems business into two stand-alone, publicly-traded companies. Completion of each proposed spin-off is subject to finalization of the financial statements of the spun-off business, assurance that the separation will be tax-free to our shareowners for U.S. federal income tax purposes, finalization of the capital structure of the three corporations, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, final approval of our Board of Directors, and other customary matters. Each proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. These or other unanticipated developments could delay or prevent the proposed spin-offs or cause the proposed spin-offs to occur on terms or conditions that are less favorable than anticipated, including without limitation, the failure to qualify as tax-free to our shareowners, and the inability of the two spun-off companies to incur sufficient indebtedness to allow for a distribution to Honeywell of proceeds concurrently with the consummation of the spin-offs or to make cash contributions towards the satisfaction of certain of our legacy asbestos and environmental remediation liabilities. Furthermore, if the spin-offs are completed, we cannot assure you that each will be successful in meeting its objectives. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 2,500,000 shares of its common stock, par value $1 per share, in the quarter ended September 30, 2017. Under the Company’s previously approved $5 billion share repurchase program, $2.7 billion remained available as of September 30, 2017 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)
August 2017	2,100,000	$137.48	2,100,000	$2,797
September 2017	400,000	$136.88	400,000	$2,742

Item 5. Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the three months ended September 30, 2017, including the activities disclosed below, were conducted by our non-U.S. subsidiaries under General License H, (ii) under General License I, or (iii) under a specific license issued by U.S. Treasury’s Office of Foreign Assets Control (OFAC), and otherwise in compliance with all applicable laws, including sanctions regulations administered by OFAC.

In the three months ended September 30, 2017, the non-U.S. subsidiaries of our UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $7.9 million (expected total value of these contracts is approximately $67.0 million).

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $44 thousand (expected total value of these contracts is approximately $0.9 million).

In the three months ended September 30, 2017, the non-U.S. subsidiaries of our Process Solutions business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new contracts, which resulted in revenue of approximately $1.0M (expected total value of these contracts is approximately $6.9 million).

•	Sold approximately $0.3 million of non-U.S. origin products to distributors (including an Iranian distributor) for use in the gas distribution sector in Iran.

We intend to continue doing business in Iran under General Licenses H and I or under a specific license issued by OFAC, and otherwise in compliance with all applicable laws. Such activities may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6. Exhibits

(a)	See the Exhibit Index on page 35 of this Quarterly Report on Form 10-Q.
33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: October 20, 2017	By:	/s/ Jennifer H. Mak
Jennifer H. Mak
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
34

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
35