Form 10-K
period 2017-12-31
HONEYWELL INTERNATIONAL INC
filed 2018-02-09
CIK 773840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 1-8974

Honeywell International Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2640650

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
115 Tabor Road Morris Plains, New Jersey	07950

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 455-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1 per share*	New York Stock Exchange
Floating Rate Senior Notes due 2018	New York Stock Exchange
0.650% Senior Notes due 2020	New York Stock Exchange
1.300% Senior Notes due 2023	New York Stock Exchange
2.250% Senior Notes due 2028	New York Stock Exchange

*	The common stock is also listed on the London Stock Exchange.

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $101.4 billion at June 30, 2017.

There were 752,002,033 shares of Common Stock outstanding at January 26, 2018.

Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Shareowners to be held April 23, 2018.

PART I.

Item 1. Business

Honeywell International Inc. (“Honeywell” or “the Company”) invents and commercializes technologies that address some of the world’s most critical challenges around energy, safety, security, productivity and global urbanization. As a diversified technology and manufacturing company, we are uniquely positioned to blend physical products with software to serve customers worldwide with aerospace products and services, turbochargers, energy efficient products and solutions for homes, businesses and transportation, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and productivity, sensing, safety and security technologies for buildings, homes and industries. Our products and solutions enable a safer, more comfortable and more productive world, enhancing the quality of life of people around the globe. Honeywell was incorporated in Delaware in 1985.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website (www.honeywell.com) under the heading Investor Relations (see SEC Filings and Reports) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, in this Annual Report on Form 10-K, the Company incorporates by reference certain information from parts of its Proxy Statement for the 2018 Annual Meeting of Stockholders, which we expect to file with the SEC on or about March 8, 2018, and which will also be available free of charge on our website.

Major Businesses

We globally manage our business operations through four segments: Aerospace, Home and Building Technologies, Performance Materials and Technologies, and Safety and Productivity Solutions. Financial information related to our segments is included in Note 21 Segment Financial Data of Notes to Consolidated Financial Statements. Effective October 2017, the Company realigned the Smart Energy business, previously part of the Home and Building Technologies segment, into the Process Solutions business within the Performance Materials and Technologies segment. The business descriptions below reflect that realignment.

The major products/services, customers/uses and key competitors of each of our segments are:

Aerospace

Aerospace is a leading global supplier of products, software and services for aircraft and vehicles that it sells to original equipment manufacturers (OEM) and other customers in a variety of end markets: air transport, regional, business and general aviation aircraft, airlines, aircraft operators, defense and space contractors and automotive and truck manufacturers. Aerospace is a leading provider of aircraft engines, integrated avionics, systems and service solutions, and related products and services for aircraft manufacturers, and turbochargers to improve the performance and efficiency of passenger cars and commercial vehicles. Aerospace also provides spare parts, repair, overhaul and maintenance services (principally to aircraft operators) for the aftermarket. Aerospace products and services include auxiliary power units, propulsion engines, environmental control systems, wireless connectivity services, electric power systems, engine controls, flight safety, communications, navigation hardware and software, radar and surveillance systems, aircraft lighting, management and technical services, advanced systems and instruments, satellite and space components, aircraft wheels and brakes, repair and overhaul services, turbochargers and thermal systems.

Home and Building Technologies

Home and Building Technologies is a leading global provider of products, software, solutions and technologies that help owners of homes stay connected and in control of their comfort, security and energy use; and enable commercial building owners and occupants to ensure their facilities are safe, energy efficient, sustainable and productive. Home and Building Technologies products and services include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; advanced software applications for home/building control and optimization; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; products, services and solutions for measurement, regulation, control and metering of gases and electricity; metering and communications systems for water utilities and industries; access control; video surveillance; fire products; remote patient monitoring systems; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive.

Performance Materials and Technologies

Performance Materials and Technologies is a global leader in developing and manufacturing advanced materials, process technologies and automation solutions. UOP provides process technology, products, including catalysts and adsorbents, equipment and consulting services that enable customers to efficiently produce gasoline, diesel, jet fuel, petrochemicals and renewable fuels for the petroleum refining, gas processing, petrochemical, and other industries. Process Solutions is a pioneer in automation control, instrumentation, advanced software and related services for the oil and gas, refining, pulp and paper, industrial power generation, chemicals and petrochemicals, biofuels, life sciences, and metals, minerals and mining industries. Through its metering business, Process Solutions also enables utilities and distribution companies to deploy advanced capabilities that transform operations, improve reliability and environmental sustainability, and better serve customers. Advanced Materials manufactures a wide variety of high-performance products, including fluorocarbons, hydrofluoroolefins, specialty films, waxes, additives, advanced fibers, customized research chemicals and intermediates, and electronic materials and chemicals.

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

Competition

We are subject to competition in substantially all product and service areas. Some of our key competitors are:

•	Aerospace: Borg-Warner (automotive), Garmin, General Electric, Rockwell Collins, Thales and United Technologies

•	Home and Building Technologies: Emerson Electric, Itron, Johnson Controls, Schneider and Siemens

•	Performance Materials and Technologies: Albemarle, BASF, Dow, Dupont, Emerson and Sinopec

•	Safety and Productivity Solutions: 3M, Mine Safety Appliances (MSA), Kion Group, TE Connectivity and Zebra Technologies

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

Aerospace Sales

Our Aerospace segment sales were 36%, 38% and 39% of our total sales in 2017, 2016 and 2015. Our sales to commercial aerospace OEMs were 6%, 6% and 8% of our total sales in 2017, 2016 and 2015. In addition, our sales to commercial aftermarket customers of aerospace products and services were 13%, 12% and 12% of our total sales in 2017, 2016 and 2015.

U.S. Government Sales

Sales to the U.S. Government (principally by Aerospace), acting through its various departments and agencies and through prime contractors, amounted to $3,203 million, $3,330 million and $3,743 million in 2017, 2016 and 2015, which included sales to the U.S. Department of Defense, as a prime contractor and subcontractor, of $2,546 million, $2,647 million and $2,680 million in 2017, 2016 and 2015. U.S. defense spending decreased in 2017 compared to 2016. We do not expect our overall operating results to be significantly affected by any proposed changes in 2018 federal defense spending due principally to the varied mix of the government programs which impact us (OEMs’ production, engineering development programs, aftermarket spares and repairs and overhaul programs), as well as our diversified commercial businesses.

Backlog

Our total backlog at December 31, 2017 and 2016 was $17,690 million and $17,277 million. We anticipate that approximately $12,337 million of the 2017 backlog will be filled in 2018. We believe that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be canceled at the customer’s option. The 2016 backlog previously disclosed has been revised to apply the methodology used for the 2017 backlog and excludes certain previously included amounts that do not meet the criteria for inclusion.

International Operations

We are engaged in manufacturing, sales, service and research and development (R&D) globally. U.S. exports and non-U.S. manufactured products are significant to our operations. U.S. exports comprised 12% of our total sales in 2017, 13% in 2016 and 14% in 2015. Non-U.S. manufactured products and services, mainly in Europe and Asia, were 44% of our total sales in 2017, 43% in 2016 and 39% in 2015.

Manufactured Products and Systems and Performance of Services	Year Ended December 31, 2017
	Aerospace	Home and Building Technologies	Performance Materials and Technologies	Safety and Productivity Solutions
	(% of Segment Sales)
U.S. Exports	21%	1%	15%	4%
Non-U.S.	34%	50%	54%	41%

Information related to risks attendant to our foreign operations is included in Item 1A. Risk Factors under the caption “Macroeconomic and Industry Risks.”

Raw Materials

The principal raw materials used in our operations are generally readily available. Although we occasionally experience disruption in raw materials supply, we experienced no significant problems in the purchase of key raw materials or commodities in 2017. We are not dependent on any one supplier for a material amount of our raw materials.

The costs of certain key raw materials, including R240, fluorspar, copper, ethylene and perchloroethylene in Performance Materials and Technologies and nickel, steel, titanium and other metals in Aerospace, are expected to continue to fluctuate. We will continue to attempt to offset raw material cost increases with formula or long-term supply agreements, price increases and hedging activities where feasible. We do not presently anticipate that a shortage of raw materials will cause any material adverse impacts during 2018.

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

Research and Development

The Company’s principal research and development activities are in the U.S., India, Europe, and China. Research and development expense totaled $1,835 million, $1,864 million and $1,856 million in 2017, 2016 and 2015. R&D expense was 5% of sales in each of 2017, 2016 and 2015. Customer-sponsored (principally by the U.S. Government) R&D activities amounted to an additional $876 million, $967 million and $998 million in 2017, 2016 and 2015.

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

We are and have been engaged in the handling, manufacturing, use and disposal of many substances classified as hazardous by one or more regulatory agencies. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury, and that our handling, manufacture, use and disposal of these substances are in accord with environmental and safety laws and regulations. It is also possible that future knowledge or other developments, such as improved capability to detect substances in the environment or increasingly strict environmental laws and standards and enforcement policies, could bring into question our current or past handling, manufacture, use or disposal of these substances.

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

Employees

We have approximately 131,000 employees at December 31, 2017, of whom approximately 46,000 are located in the United States.

Executive Officers of the Registrant

The executive officers of Honeywell, listed as follows, are elected annually by the Board of Directors. There are no family relationships among them.

Name, Age, Date First Elected an Executive Officer	Business Experience
Darius Adamczyk, 52 2017(a)

President and Chief Executive Officer since April 2017. Chief Operating Officer since from April 2016 to March 2017. President and Chief Executive Officer Performance Materials and Technologies from April 2014 to April 2016. President of Honeywell Process Solutions from April 2012 to April 2014. President of Honeywell Scanning & Mobility from July 2008 to April 2012.

Rajeev Gautam, 65 2016	President and Chief Executive Officer Performance Materials and Technologies since April 2016. President of Honeywell UOP from January 2009 to April 2016.
Mark R. James, 56 2007	Senior Vice President Human Resources, Procurement and Communications since November 2007.
Anne T. Madden, 53 2017	Senior Vice President and General Counsel since October 2017. Vice President of Corporate Development and Global M&A from January 2002 to October 2017.
Timothy O. Mahoney, 61 2009	President and Chief Executive Officer Aerospace since September 2009.
Gary S. Michel, 55 2017	President and Chief Executive Officer Home and Building Technologies since October 2017.
Krishna Mikkilineni, 58 2010

Senior Vice President Engineering, Operations and Information Technology since April 2013. Senior Vice President Engineering and Operations from April 2010 to April 2013 and President Honeywell Technology Solutions from January 2009 to April 2013.

Thomas A. Szlosek, 54 2014

Senior Vice President and Chief Financial Officer since April 2014. Vice President of Corporate Finance from April 2013 to April 2014. Chief Financial Officer of Automation and Control Solutions from February 2007 to April 2013.

John F. Waldron, 42 2016

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

Forward-looking statements are those that address activities, events or developments that management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ significantly from those envisaged by our forward-looking statements, including with respect to any changes in or abandonment of the proposed spin-offs. We do not undertake to update or revise any of our forward-looking statements. Our forward-looking statements are also subject to risks and uncertainties that can affect our performance in both the near-and long-term. These forward-looking statements should be considered in light of the information included in this Form 10-K, including, in particular, the factors discussed below. These factors may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K.

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

•

Aerospace—Operating results of Aerospace are directly tied to cyclical industry and economic conditions, as well as changes in customer buying patterns of aftermarket parts, supplier stability, factory transitions and capacity constraints. The operating results of our Commercial Aviation business unit may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production or the delay or cancellation of new aircraft orders, delays in launch schedules for new aircraft, the retirement of aircraft and global flying hours, which impact air transport, regional, business and general aviation aircraft utilization rates. Operating results could also be impacted by changes in overall trends related to end market demand for the product portfolio, as well as, new entrants and non-traditional players entering the market. Operating results in our Defense and Space business unit may be affected by the mix of U.S. and foreign government appropriations for defense and space programs and by compliance risks. Results may also be impacted by the potential introduction of counterfeit parts into our global supply chain. Operating results in our Transportation Systems business unit may be affected by the level of production and demand for automobiles and trucks equipped with turbochargers, regulatory changes regarding automobile and truck emissions and fuel economy, growing importance of automotive electrification, consumer demand and spending for automotive aftermarket products and delays in launch schedules for new automobile and truck platforms.

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

Our international operations, including U.S. exports, represent more than half of the Company’s sales. Risks related to international operations include exchange control regulations, wage and price controls, antitrust regulations, employment regulations, foreign investment laws, import, export and other trade restrictions (such as sanctions and embargoes), violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks), changes in regulations regarding transactions with state-owned enterprises, nationalization of private enterprises, acts of terrorism, and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Instability and uncertainties arising from the global geopolitical environment, including the United Kingdom referendum in favor of exiting the European Union and the evolving international and domestic political, regulatory and economic landscape, the potential for changes in global trade policies including sanctions and trade barriers, trends such as populism, economic nationalism and negative sentiment toward multinational companies, and the cost of compliance with increasingly complex and often conflicting regulations worldwide can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

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

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all, and during integration we may discover cybersecurity and compliance issues. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns, including risk of impairment; (ii) the failure to integrate multiple acquired businesses into Honeywell simultaneously and on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; and (iv) the discovery of unanticipated liabilities, labor relations difficulties or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification.

The proposed spin-offs of our Homes and Global Distribution business and of our Transportation Systems business into two stand-alone, publicly-traded companies are each contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

On October 10, 2017, the Company announced its intention to separately spin-off our Homes and Global Distribution business, which is part of our Home and Building Technologies segment, and our Transportation Systems business, which is part of our Aerospace segment, into two stand-alone, publicly-traded companies. Completion of each proposed spin-off is subject to readiness of each spin-off to operate as an independent public company, finalization of the financial statements of the spun-off business, assurance that the separation will be tax-free to our shareowners for U.S. federal income tax purposes, finalization of the capital structure of the three corporations, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, final approval of the Board of Directors, and other customary matters. Each proposed spin-off is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions. These or other unanticipated developments could delay or prevent the proposed spin-offs or cause the proposed spin-offs to occur on terms or conditions that are less favorable than anticipated, including without limitation, the failure to qualify as tax-free to our shareowners, and the inability of the two spun-off companies to incur sufficient indebtedness to allow for a distribution to Honeywell of proceeds concurrently with the consummation of the spin-offs or to make ongoing cash contributions towards the satisfaction of certain of our legacy asbestos and environmental remediation liabilities. Furthermore, if the spin-offs are completed, we cannot assure you that each will be successful in meeting its objectives. There is the potential for business disruption and significant separation costs. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock.

Our future growth is largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance in increasingly competitive markets with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to (i) identify and evolve with emerging technological and broader industry trends in our target end-markets, (ii) develop and maintain competitive products, (iii) defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iv) enhance our products by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (v) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (vi) monitor disruptive technologies and business models, (vii) achieve sufficient return on investment for new products introduced based on capital expenditures and research and development spending, (viii) respond to changes in overall trends related to end market demand, and (x) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers, including cloud providers. Our customers, including the U.S. government, are increasingly requiring cybersecurity protections and mandating cybersecurity standards in our products, and we may incur additional costs to comply with such demands. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs which we believe are less susceptible to cyber attacks, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Cybersecurity incidents aimed at the software imbedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations.

Data privacy, identity protection, and information security may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data and other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. Despite our efforts to protect such data, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or employee errors that could potentially lead to the compromising of such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

A material disruption of our operations, particularly at our manufacturing facilities or within our information technology infrastructure, could adversely affect our business.

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to natural disasters including hurricanes and floods, power outages, fires, explosions, terrorism, equipment failures, sabotage, adverse weather conditions, public health crises, labor disputes, critical supply failure, inaccurate downtime forecast, political disruption, and other reasons, which can result in undesirable consequences, including financial losses and damaged relationships with customers. We employ information technology systems and networks to support the business and rely on them to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Disruptions to our information technology infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at our cloud computing, server, systems and other third party IT service providers, could interfere with our operations, interrupt production and shipments, damage customer and business partner relationships, and negatively impact our reputation.

Legal and Regulatory Risks

Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including further regulatory developments arising from U.S. tax reform legislation as well as multi-jurisdictional changes enacted in response to the action items provided by the Organization for Economic Co-operation and Development (OECD), will increase tax uncertainty and impact our provision for income taxes.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of each of our segments are directly impacted by government regulations including safety, performance and product certification regulations. Within Aerospace, the operating results of Commercial Original Equipment and Commercial Aftermarket may be impacted by, among other things, mandates of the Federal Aviation Administration and other similar international regulatory bodies requiring the installation of equipment on aircraft. Our Defense and Space business unit may be affected by changes in government procurement regulations, while emissions, fuel economy and energy efficiency standards for motor vehicles can impact Transportation Systems. Within Home and Building Technologies, the demand for and cost of providing products, services and solutions can be impacted by fire, security, safety, health care, environmental and energy efficiency standards and regulations. Performance Materials and Technologies’ results of operations can be impacted by environmental standards, regulations, and judicial determinations. Growth in all our businesses within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive. Noncompliance with legislation and regulations can result in fines and penalties.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We have approximately 1,287 locations, of which 296 are manufacturing sites. Our properties and equipment are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3. Legal Proceedings

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of environmental, asbestos and other litigation matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Honeywell’s common stock is listed on the New York Stock Exchange. Market and dividend information for Honeywell’s common stock is included in Note 24 Unaudited Quarterly Financial Information of Notes to Consolidated Financial Statements.

The number of record holders of our common stock at December 31, 2017 was 47,678.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plans.”

Honeywell purchased 10,300,000 shares of its common stock, par value $1 per share, in the quarter ending December 31, 2017. In December 2017, the Board of Directors authorized the repurchase of up to a total of $8 billion of Honeywell common stock, which included amounts remaining under and replaced the previously approved share repurchase program. $7.7 billion remained available as of as of December 31, 2017 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of our operating, financing and other investing activities.

The following table summarizes Honeywell’s purchase of its common stock for the three months ended December 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
October 2017	—	—	—	—
November 2017	4,200,000	$146.89	4,200,000	$2,125
December 2017	6,100,000	$153.54	6,100,000	$7,737

Performance Graph

The following graph compares the five-year cumulative total return on our common stock to the total returns on the Standard & Poor’s (S&P) 500 Stock Index and a composite of S&P’s Industrial Conglomerates and Aerospace and Defense indices, on a 65%/35% weighted basis (the Composite Index). The weighting of the components of the Composite Index are based on our segments’ relative contribution to total segment profit. The selection of the Industrial Conglomerates component of the Composite Index reflects the diverse and distinct range of non-aerospace businesses conducted by Honeywell. The annual changes for the five-year period shown in the graph are based on the assumption that $100 had been invested in Honeywell stock and each index on December 31, 2012 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

HONEYWELL INTERNATIONAL INC.

This selected financial data should be read in conjunction with Honeywell’s Consolidated Financial Statements and related Notes included elsewhere in this Annual Report as well as the section of this Annual Report titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

	Years Ended December 31,
	2017(1)	2016	2015	2014	2013
	(Dollars in millions, except per share amounts)
Results of Operations
Net sales	$40,534	$39,302	$38,581	$40,306	$39,055
Net income attributable to Honeywell	1,655	4,809	4,768	4,239	3,924
Earnings Per Common Share
Earnings from continuing operations:
Basic	2.17	6.29	6.11	5.40	4.99
Assuming dilution	2.14	6.20	6.04	5.33	4.92
Dividends per share	2.74	2.45	2.15	1.87	1.68
Financial Position at Year-End
Property, plant and equipment-net	5,926	5,793	5,789	5,383	5,278
Total assets	59,387	54,146	49,316	45,451	45,435
Short-term debt	5,309	3,593	6,514	2,637	2,028
Long-term debt	12,573	12,182	5,554	6,046	6,801
Total debt	17,882	15,775	12,068	8,683	8,829
Redeemable noncontrolling interest	5	3	290	219	167
Shareowners’ equity	17,439	19,547	18,418	17,784	17,579

(1)

2017 Net Income attributable to Honeywell and Earnings Per Common Share were impacted by the Tax Cuts and Jobs Act; see Note 5 Income Taxes of Notes to Consolidated Financial Statements for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three years ended December 31, 2017. All references to Notes relate to Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In October 2017, the Company announced the results of a comprehensive portfolio review which included the announcement of our intent to spin-off our Homes and Global Distribution business, as well as our Transportation Systems business, into two stand-alone, publicly traded companies.

Effective October 2017, we realigned the Smart Energy business, previously part of the Home and Building Technologies segment, into the Process Solutions business within the Performance Materials and Technologies segment. Effective July 2016, the Company realigned the business units comprising its Automation and Control Solutions segment by forming two new segments: Home and Building Technologies and Safety and Productivity Solutions. These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period segment presentation.

On October 1, 2016, the Company completed the tax-free spin-off of its Resins and Chemicals business, part of Performance Materials and Technologies, into a standalone, publicly-traded company (named AdvanSix Inc. (“AdvanSix”)) to Honeywell shareowners. The assets and liabilities associated with AdvanSix have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the spin-off. The results of operations for AdvanSix are included in the Consolidated Statement of Operations through the effective date of the spin-off.

On September 16, 2016, the Company completed the sale of the Aerospace government services business, Honeywell Technology Solutions Inc (“HTSI” or “government services business”). The assets and liabilities associated with HTSI have been removed from the Company’s Consolidated Balance Sheet as of the effective date of the sale. The results of operations for HTSI are included in the Consolidated Statement of Operations through the effective date of the sale.

EXECUTIVE SUMMARY

During 2017, Honeywell continued to successfully deliver on its financial commitments while still creating long-term value for our shareowners. We grew net sales 3% to $40,534 million and grew income before taxes 7% to $6,902 million. The improvement in year over year income before taxes was attributable to both organic sales growth as well as operational improvements that increased operating margins. We believe our ability to consistently grow earnings derives from the consistent, rigorous deployment of the Honeywell Operating System as well as a long history of identifying and investing in productivity initiatives. We have made concerted efforts to revitalize our commercial excellence processes, such as Velocity Product Development (“VPD”), which enables higher organic revenue at better margins.

We are careful to not allow the attainment of short-term financial results imperil the creation of long-term, sustainable shareowner value. Hence, as part of the announcement in October 2017 of the results of our portfolio review, we affirmed our commitment to a strategy and investments that are intended to enable us to become one of the world’s leading software industrial companies. Our refocused strategy and investments are intended to take better advantage of our core technological and software strengths in high growth businesses that participate in six attractive industrial end markets. Each of these end markets is characterized by favorable global mega-trends including energy efficiency, infrastructure investment, urbanization and safety.

In 2017 we deployed capital of over $6 billion, including the following:

•

Share Repurchases—we continue to repurchase our shares with the goal of keeping share count flat by offsetting the dilutive impact of employee stock based compensation and savings plans. Additionally, we seek to reduce share count via share repurchases as and when attractive opportunities arise. In 2017, we repurchased 20.5 million shares for $2.9 billion.

•

Dividend—In 2017, we paid cash dividends of $2.1 billion and increased our annual dividend rate by 12%, as we seek to continue to grow the dividend faster than earnings. Since 2010, we have increased the dividend rate by 10% or more eight times.

•	Capital Investment in Facilities—we invested over $1 billion in capital expenditures focused on high return projects.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

	2017	2016	2015
Net sales	$40,534	$39,302	$38,581
% change compared with prior period	3%	2%

The change in net sales is attributable to the following:

	2017 Versus 2016	2016 Versus 2015
Volume	3%	(2)%
Price	1%	—
Acquisitions/Divestitures	(1)%	5%
Foreign Currency Translation	—	(1)%

	3%	2%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A.

The foreign currency translation impact in 2017 compared with 2016 was flat. The strengthening of the Euro was offset by the weakening of the British Pound against the U.S. Dollar.

The foreign currency translation impact in 2016 compared with 2015 is principally driven by the weakening of the British Pound, Chinese Renminbi and Canadian Dollar, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar.

Cost of Products and Services Sold

	2017	2016	2015
Cost of products and services sold	$27,575	$27,150	$26,747
% change compared with prior period	2%	2%
Gross Margin percentage	32.0%	30.9%	30.7%

Cost of products and services sold increased in 2017 compared with 2016 principally due to increased direct material costs of approximately $290 million (driven by higher sales volume and acquisitions partially offset by divestitures and productivity, net of inflation), higher repositioning and other charges of approximately $260 million and higher depreciation and amortization of approximately $90 million, partially offset by higher pension and other postretirement benefits income, and lower pension mark-to-market expense, allocated to cost of products and services sold of approximately $110 million, and decreased indirect material costs of approximately $70 million.

Gross margin percentage increased in 2017 compared with 2016 principally due to higher gross margin in Aerospace and Performance Materials and Technologies (approximately 1.7 percentage point impact collectively) and higher pension and other postretirement benefits income and lower pension market to market expense allocated to cost of products and services sold (approximately 0.3 percentage point impact), partially offset by higher repositioning and other charges (approximately

0.6 percentage point impact) and by lower gross margin in Home and Building Solutions and Safety and Productivity Solutions (approximately 0.3 percentage point impact collectively).

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

Gross margin percentage increased in 2016 compared with 2015 principally due to higher gross margin in Performance Materials and Technologies (approximately 0.2 percentage point impact) and higher pension and other postretirement benefits income allocated to cost of products and services sold (approximately 0.5 percentage point impact), partially offset by lower gross margin in Aerospace, Home and Building Technologies and Safety and Productivity Solutions an (approximately 0.3 percentage point impact collectively) and increased pension mark-to-market expense allocated to cost of products and services sold (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses

	2017	2016	2015
Selling, general and administrative expense	$5,808	$5,469	$5,006
% of sales	14.3%	13.9%	13.0%

Selling, general and administrative expenses (SG&A) increased in 2017 compared with 2016 primarily due to increased labor costs (driven primarily by acquisitions, net of divestitures, investment for growth and merit increases), and higher repositioning charges, partially offset by decreased pension mark-to-market expense allocated to SG&A.

SG&A increased in 2016 compared with 2015 primarily due to increased labor costs (driven primarily by acquisitions, net of divestitures, investment for growth and merit increases), increased pension mark-to-market expense allocated to SG&A and higher repositioning charges, partially offset by the favorable impact from foreign currency translation and increased pension income allocated to SG&A.

Tax Expense

	2017	2016	2015
Tax expense	$5,204	$1,601	$1,739
Effective tax rate	75.4%	24.8%	26.4%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 35% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. The impacts of these changes are reflected in the 2017 tax expense which resulted in a provisional charge of approximately $3.8 billion, which is subject to adjustment given the provisional nature of the charge. This resulted in an effective tax rate higher than the statutory rate in 2017.

The effective tax rates for 2016 and 2015 were lower than the U.S. statutory rate of 35% primarily due to lower tax rates on non-U.S. earnings.

The Company currently expects the effective tax rate for 2018 to be in the range of 22.0% and 23.0%. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items such as pension mark-to-market adjustments.

For further discussion of changes in the effective tax rate, see Note 5 Income Taxes of Notes to Consolidated Financial Statements.

Net Income Attributable to Honeywell

	2017	2016	2015
Net income attributable to Honeywell	$1,655	$4,809	$4,768
Earnings per share of common stock–assuming dilution	$2.14	$6.20	$6.04

Earnings per share of common stock–assuming dilution decreased in 2017 compared with 2016 primarily driven by additional income tax expense from the Tax Act, higher repositioning and other charges, partially offset by higher segment profit across all segments, lower pension mark-to-market expense and increased pension and other postretirement income.

Earnings per share of common stock–assuming dilution increased in 2016 compared with 2015 primarily driven by increased pension and other postretirement income, higher segment profit in Home and Building Technologies and Performance Materials and Technologies, the gain related to the Honeywell Technology Solutions, Inc. divestiture, a decrease in the weighted average shares outstanding and the tax benefit from adoption of the Financial Accounting Standards Board’s (FASB) accounting standard related to employee share-based payment accounting, partially offset by lower segment profit in Aerospace and Safety and Productivity Solutions, increased pension mark-to-market expense and higher repositioning and other charges.

BUSINESS OVERVIEW

Our consolidated results are principally impacted by:

•	Changes in global economic growth rates and industry conditions and demand in our key end markets;

•	The impact of fluctuations in foreign currency exchange rates (in particular the Euro), relative to the U.S. Dollar;

•	The extent to which cost savings from productivity actions are able to offset or exceed the impact of material and non-material inflation;

•	The impact of the pension discount rate and asset returns on pension expense, including mark-to-market adjustments, and funding requirements; and

•	The impact from the Tax Act.

Our 2018 areas of focus, most of which are applicable to each of our segments include:

•	Driving profitable organic growth through R&D and technological excellence to deliver innovative products that customers value and expansion and localization of our footprint in high growth regions;

•	Executing on our strategy to become a software-industrial company, which for us means products and services that facilitate the connected plane, home, building and factory;

•	Expanding margins by maintaining and improving the Company’s cost structure through manufacturing and administrative process improvements, repositioning, and other productivity actions;

•	Executing disciplined, rigorous M&A and integration processes to deliver growth through acquisitions;

•

Ensuring the successful completion of the proposed spin-offs of our Homes and Global Distribution business, as well as our Transportation Systems business, into two stand-alone, publicly traded companies;

•	Controlling corporate costs, including costs incurred for asbestos and environmental matters, pension and other post-retirement benefits;

•	Increasing availability of capital through strong cash flow conversion from effective working capital management and proactively managing debt levels to enable the Company to smartly deploy capital for strategic acquisitions, dividends, share repurchases and capital expenditures; and

•	Aligning our operating structure to benefit from the territorial tax system being implemented by the Tax Act.

Review of Business Segments

	Years Ended December 31,			% Change
				2017 Versus 2016	2016 Versus 2015
	2017	2016	2015
Aerospace Sales
Commercial Aviation Original Equipment	$2,475	$2,525	$2,905	(2)%	(13)%
Commercial Aviation Aftermarket	5,103	4,796	4,656	6%	3%
Defense and Space	4,053	4,375	4,715	(7)%	(7)%
Transportation Systems	3,148	3,055	2,961	3%	3%

Total Aerospace Sales	14,779	14,751	15,237
Home and Building Technologies Sales
Home and Building Products	4,928	4,803	4,576	3%	5%
Home and Building Distribution	4,849	4,687	4,450	3%	5%

Total Home and Building Technologies Sales	9,777	9,490	9,026
Performance Materials and Technologies Sales
UOP	2,753	2,469	2,976	12%	(17)%
Process Solutions	4,795	4,640	3,124	3%	49%
Advanced Materials	2,791	3,327	3,510	(16)%	(5)%

Total Performance Materials and Technologies Sales	10,339	10,436	9,610
Safety and Productivity Solutions Sales
Safety	2,169	2,075	2,135	5%	(3)%
Productivity Solutions	3,470	2,550	2,573	36%	(1)%

Total Safety and Productivity Solutions Sales	5,639	4,625	4,708

Net Sales	$40,534	$39,302	$38,581

Aerospace

	2017	2016	Change	2015	Change
Net sales	$14,779	$14,751	—	$15,237	(3)%
Cost of products and services sold	10,320	10,820		11,068
Selling, general and administrative and other expenses	1,171	940		951

Segment profit	$3,288	$2,991	10%	$3,218	(7)%

Factors Contributing to Year-Over-Year Change	2017 vs. 2016		2016 vs. 2015
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	11%	(3)%	(6)%
Foreign currency translation	—	—	—	(1)%
Acquisitions, divestitures and other, net	(2)%	(1)%	—	—

Total % Change	—	10%	(3)%	(7)%

2017 compared with 2016

Aerospace sales were flat due to organic sales growth, offset by the government services business divestiture.

•	Commercial Original Equipment sales decreased 2% (decreased 2% organic) primarily due to lower shipments to business jet OEMs, partially offset by lower air transport and regional OEM incentives.

•	Commercial Aftermarket sales increased 6% (increased 6% organic) primarily driven by higher repair and overhaul activities and increased spares shipments.

•	Defense and Space sales decreased 7% (increased 1% organic) primarily due to the government services business divestiture and lower Space sales, partially offset by growth in U.S. defense.

•

Transportation Systems sales increased 3% (increased 2% organic) primarily driven by higher commercial vehicle volumes, gas turbo penetration and the favorable impact from foreign currency translation, partially offset by lower diesel turbo volumes.

Aerospace segment profit increased due to an increase in operational segment profit, partially offset by the government services business divestiture. The increase in operational segment profit was driven primarily by productivity, net of inflation, including restructuring benefits, lower OEM incentives and higher organic sales volume, partially offset by the government services business divestiture. Cost of products and services sold decreased primarily driven by the government services business divestiture and productivity, net of inflation, partially offset by higher organic sales volume.

2016 compared with 2015

Aerospace sales decreased primarily due to higher OEM incentives, a decrease in organic sales volumes and the government services business divestiture, which was partially offset by growth from acquisitions.

•

Commercial Original Equipment sales decreased by 13% (decreased 12% organic) primarily due to higher OEM incentives and decreased demand from business and general aviation original equipment manufacturers, partially offset by higher shipments to air transport OEMs.

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

Aerospace segment profit decreased primarily due to a 6% decrease in operational segment profit and a 1% unfavorable impact from foreign currency translation. The decrease in operational segment profit was primarily due to product mix, higher OEM incentives and lower sales volumes, partially offset by productivity and price, net of inflation. Cost of products and services sold decreased primarily driven by productivity, net of inflation, and lower sales volumes, partially offset by acquisitions, net of divestitures.

Home and Building Technologies

	2017	2016	Change	2015	Change
Net sales	$9,777	$9,490	3%	$9,026	5%
Cost of products and services sold	6,430	6,152		5,859
Selling, general and administrative and other expenses	1,697	1,717		1,675

Segment profit	$1,650	$1,621	2%	$1,492	9%

Factors Contributing to Year-Over-Year Change	2017 vs. 2016		2016 vs. 2015
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	1%	5%	8%
Foreign currency translation	—	1%	(2)%	(2)%
Acquisitions and divestitures, net	1%	—	2%	3%

Total % Change	3%	2%	5%	9%

2017 compared with 2016

Home and Building Technologies sales increased primarily due to an increase in organic sales, pricing, and acquisitions.

•

Sales in Home and Building Products increased by 3% (increased 2% organic) due to an increase in organic sales growth and acquisitions. Organic sales growth was primarily attributable to sales volume in Environmental & Energy Solutions, and Security and Fire businesses.

•	Sales in Home and Building Distribution increased by 3% (increased 3% organic) due to organic sales growth in the global distribution business and Building Solutions.

Home and Building Technologies segment profit increased due to an increase in operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit was primarily driven by productivity, net of inflation, and pricing, partially offset by unfavorable product mix. Cost of products and services increased due to higher organic sales and acquisitions.

2016 compared with 2015

Home and Building Technologies sales increased primarily due to growth from organic sales growth and acquisitions partially offset by the unfavorable impact of foreign currency translation.

•

Sales in Home and Building Products increased by 5% (increased 2% organic) principally driven by organic sales growth and acquisitions. Organic sales growth was primarily attributable to new product introductions in our Environmental and Energy Solutions business and volume growth in our Security and Fire business.

•

Sales in Home and Building Distribution increased by 5% (increased 7% organic) principally due to organic sales growth partially offset by the unfavorable impact of foreign currency translation. Organic sales growth was primarily driven by volume in our global distribution business and Building Solutions.

Home and Building Technologies segment profit increased primarily due to an increase in operational segment profit and acquisition partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit was primarily driven by productivity net of inflation and pricing. Cost of products and services increased due to growth from organic sales and acquisitions, partially offset by the favorable impact of foreign currency translation and productivity, net of inflation.

Performance Materials and Technologies

	2017	2016	Change	2015	Change
Net sales	$10,339	$10,436	(1)%	$9,610	9%
Cost of products and services sold	6,764	6,978		6,516
Selling, general and administrative and other expenses	1,369	1,346		1,084

Segment profit	$2,206	$2,112	4%	$2,010	5%

Factors Contributing to Year-Over-Year Change	2017 vs. 2016		2016 vs. 2015
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	8%	10%	(3)%	2%
Foreign currency translation	—	—	(1)%	(2)%
Acquisitions and divestitures, net	(9)%	(6)%	13%	5%

Total % Change	(1)%	4%	9%	5%

2017 compared with 2016

Performance Materials and Technologies sales decreased primarily due to divestitures, partially offset by organic sales growth.

•

UOP sales increased by 12% (increased 12% organic) driven primarily by higher gas processing project revenues, increased catalyst volumes, increased equipment sales, and increased engineering revenues, partially offset by decreased licensing revenues.

•

Process Solutions sales increased by 3% (increased 3% organic) driven primarily by higher revenue in smart energy, services, thermal solutions, and software, partially offset by lower field products sales.

•

Advanced Materials sales decreased by 16% (increased 11% organic) driven primarily by the spin-off of the former resins and chemicals business, partially offset by increased volumes in fluorine products.

Performance Materials and Technologies segment profit increased primarily due to an increase in operational segment profit, partially offset by divestitures. The increase in operational segment profit is primarily due to productivity, net of inflation, higher organic sales volume and pricing, partially offset by unfavorable product mix and continued investments for growth. Cost of products and services sold decreased primarily due to divestitures and productivity, net of inflation, partially offset by higher organic sales volumes.

2016 compared with 2015

Performance Materials and Technologies sales increased due to growth from acquisitions, net of divestitures, partially offset by a decrease in organic sales volumes and the unfavorable impact of foreign currency translation.

•

UOP sales decreased by 17% (decreased 16% organic) driven primarily by lower gas processing revenues due to a significant slowdown in customer projects and decreased catalyst volumes in the first nine months, partially offset by increased catalyst, licensing and equipment sales in the fourth quarter.

•

Process Solutions sales increased by 49% (increased 4% organic) driven primarily by increased volumes driven by acquisitions, net of divestitures, and higher revenues in projects, partially offset by lower field products sales.

•

Advanced Materials sales decreased by 5% (increased 3% organic) driven primarily by the impact of the October 1, 2016 spin-off of the former resins and chemicals business and lower market pricing, as well as lower raw material pass-through pricing in the former resins and chemicals business in the first nine months, partially offset by increased volumes in fluorine and specialty products.

Performance Materials and Technologies segment profit increased due to acquisitions, net of divestitures, and an increase in operational segment profit, partially offset by the unfavorable impact of foreign currency translation. The increase in operational segment profit is primarily due to productivity, net of inflation, partially offset by lower organic sales volumes and continued investments for growth. Cost of products and services sold increased primarily due to acquisitions, net of divestitures, partially offset by lower organic sales volumes, favorable foreign currency translation, and productivity, net of inflation.

Safety and Productivity Solutions

	2017	2016	Change	2015	Change
Net sales	$5,639	$4,625	22%	$4,708	(2)%
Cost of products and services sold	3,714	3,001		3,020
Selling, general and administrative and other expenses	1,073	944		942

Segment profit	$852	$680	25%	$746	(9)%

Factors Contributing to Year-Over-Year Change	2017 vs. 2016		2016 vs. 2015
	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	5%	18%	(7)%	(8)%
Foreign currency translation	—	—	(1)%	(2)%
Acquisitions and divestitures, net	17%	7%	6%	1%

Total % Change	22%	25%	(2)%	(9)%

2017 compared with 2016

Safety and Productivity Solutions sales increased primarily due to acquisitions and organic sales volume.

•

Sales in Safety increased by 5% (increased 4% organic) due to increased sales volume in the Industrial Safety business, higher distribution in the Retail business, and the favorable impact of foreign currency translation.

•	Sales in Productivity Solutions increased by 36% (increased 6% organic) principally due to growth from acquisitions (Intelligrated was acquired in August 2016).

Safety and Productivity Solutions segment profit increased due to an increase from operational segment profit and acquisitions. The increase in operational segment profit is driven by higher productivity, net of inflation, and sales volume. Cost of products and services increased primarily due to acquisitions and higher sales volume offset by productivity, net of inflation.

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

Repositioning Charges

See Note 3 Repositioning and Other Charges of Notes to Consolidated Financial Statements for a discussion of our repositioning actions and related charges incurred in 2017, 2016 and 2015. These repositioning actions are expected to generate incremental pre-tax savings of $300 million in 2018 compared with 2017 principally from planned workforce reductions. Cash spending related to our repositioning actions was $177 million, $228 million and $118 million in 2017, 2016 and 2015, and was funded through operating cash flows. In 2018, we expect cash spending for repositioning actions to be approximately $250 million and to be funded through operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to manage its businesses to maximize operating cash flows as the primary source of liquidity. In addition to our available cash and operating cash flows, additional sources of liquidity include committed credit lines, short-term debt from the commercial paper market, long-term borrowings, access to the public debt and equity markets and the ability to access non-U.S. cash as a result of the Tax Act. We continue to balance our cash and financing uses through investment in our existing core businesses, acquisition activity, share repurchases and dividends.

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Cash provided by (used for):
Operating activities	$5,966	$5,498	$5,519
Investing activities	(3,574)	(3,342)	(6,514)
Financing activities	(3,516)	346	37
Effect of exchange rate changes on cash	340	(114)	(546)

Net (decrease) increase in cash and cash equivalents	$(784)	$2,388	$(1,504)

2017 compared with 2016

Cash provided by operating activities increased by $468 million primarily due to a $504 million increase in segment profit and a $294 million favorable impact from working capital (favorable accounts payable partially offset by inventory and accounts receivable), partially offset by higher cash tax payments of $609 million.

Cash used for investing activities increased by $232 million primarily due to (i) a net $2,056 million increase in investments, primarily short-term marketable securities, (ii) an increase of $500 million of settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities and (iii) a decrease in proceeds from the sales of businesses of $296 million (most significantly Honeywell Technology Solutions Inc. in 2016), partially offset by a decrease in cash paid for acquisitions of $2,491 million (most significantly Intelligrated in 2016).

Cash used for financing activities increased by $3,862 million primarily due to a decrease in the net proceeds from debt issuances of $2,827 million, an increase in net repurchases of common stock of $699 million and an increase in cash dividends paid of $204 million.

2016 compared with 2015

Cash provided by operating activities decreased by $21 million primarily due to a $725 million unfavorable impact from working capital, offset by (i) a $395 million improvement in customer advances and deferred income, (ii) a $171 million increase in net income before the non-cash pension mark-to-market adjustment (iii) the absence of $151 million in OEM incentive payments and (iv) lower cash tax payments of $50 million.

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

A source of liquidity is our ability to issue short-term debt in the commercial paper market. Commercial paper notes are sold at a discount and have a maturity of not more than 365 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes as well as for financing acquisitions. The weighted average interest rate on short-term borrowings and commercial paper outstanding as of December 31, 2017 was (0.17%) and as of December 31, 2016 was (0.13%).

Our ability to access the commercial paper market, and the related cost of these borrowings, is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt-rating agencies. As of December 31, 2017, Standard and Poor’s (S&P), Fitch, and Moody’s have ratings on our long-term debt of A, A and A2 and short-term debt of A-1, F1 and P1. S&P, Fitch and Moody’s have Honeywell’s rating outlook as “stable.” To date, the Company has not experienced any limitations in our ability to access these sources of liquidity.

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

See Note 2 Acquisitions and Divestitures and Note 12 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.

In 2017, the Company repurchased $2,889 million of outstanding shares to offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we sought to reduce share count via share repurchases as and when attractive opportunities arose. In December 2017, the Board of Directors authorized the repurchase of up to a total of $8 billion of Honeywell common stock, of which $7.7 billion remained available as of December 31, 2017 for additional share repurchases. This authorization included amounts remaining under and replaced the previously approved share repurchase program. Honeywell presently expects to repurchase outstanding shares from time to time to generally offset the dilutive impact of employee stock based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. We will continue to seek to reduce share count via share repurchases as and when attractive opportunities arise.

At December 31, 2017, a substantial portion of the Company’s cash and cash equivalents were held by foreign subsidiaries. As a result of the Tax Act, the Company no longer intends to permanently reinvest its historical foreign earnings and plans to repatriate at least $7 billion of such earnings to the U.S. over the next two years.

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, dividends, strategic acquisitions, share repurchases, employee benefit obligations, environmental remediation costs, asbestos claims, severance and exit costs related to repositioning actions and debt repayments.

Specifically, we expect our primary cash requirements in 2018 to be as follows:

•

Capital expenditures—we expect to spend approximately $900 million for capital expenditures in 2018 primarily for growth, production and capacity expansion, cost reduction, maintenance, and replacement.

•

Share repurchases—under the Company’s share repurchase program, $7.7 billion is available as of December 31, 2017 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and our level of operating, financing and other investing activities.

•

Dividends—we increased our quarterly dividend rate by 12% to $.745 per share of common stock effective with the fourth quarter 2017 dividend. The Company intends to continue to pay quarterly dividends in 2018.

•	Asbestos claims—we expect our cash spending for asbestos claims and our cash receipts for related insurance recoveries to be approximately $350 million and $24 million in 2018.

•

Pension contributions—in 2018, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $140 million ($99 million of marketable securities were contributed in January 2018) to our non-U.S. plans to satisfy regulatory funding standards. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

•	Repositioning actions—we expect that cash spending for severance and other exit costs necessary to execute repositioning actions will be approximately $250 million in 2018.

•	Environmental remediation costs—we expect to spend approximately $225 million in 2018 for remedial response and voluntary clean-up costs.

•

Spin-off separation costs—we expect to incur significant cash expenditures associated with the announced spin-off transactions, including third party professional services and tax costs, the amounts of which are still being determined.

We continuously assess the relative strength of each business in our portfolio as to strategic fit, market position, profit and cash flow contribution in order to upgrade our combined portfolio and identify business units that will most benefit from increased investment. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses. We also identify businesses that do not fit into our long-term strategic plan based on their market position, relative profitability or growth potential. These businesses are considered for potential divestiture, restructuring or other repositioning actions subject to regulatory constraints. In 2016, we realized $565 million in cash proceeds from sales and a spin-off of non-strategic businesses.

Based on past performance and current expectations, we believe that our operating cash flows will be sufficient to meet our future operating cash needs. Our available cash, committed credit lines and access to the public debt and equity markets, provide additional sources of short-term and long-term liquidity to fund current operations, debt maturities, and future investment opportunities.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2017:

	Total(6)	Payments by Period			Thereafter
		2018	2019- 2020	2021- 2022
Long-term debt, including capitalized leases(1)	$13,924	$1,351	$4,225	$2,310	$6,038
Interest payments on long-term debt, including capitalized leases	3,267	307	559	422	1,979
Minimum operating lease payments	1,126	295	387	218	226
Purchase obligations(2)	1,713	819	523	323	48
Estimated environmental liability payments(3)	595	226	271	89	9
Asbestos related liability payments(4)	1,523	350	731	407	35
Asbestos insurance recoveries(5)	(435)	(24)	(114)	(84)	(213)

	$21,713	$3,324	$6,582	$3,685	$8,122

(1)	Assumes all long-term debt is outstanding until scheduled maturity.

(2)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

(3)	The payment amounts in the table only reflect the environmental liabilities which are probable and reasonably estimable as of December 31, 2017.

(4)

These amounts are estimates of asbestos related cash payments for NARCO and Bendix based on our asbestos related liabilities which are probable and reasonably estimable as of December 31, 2017. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

(5)

These amounts represent our insurance recoveries that are deemed probable for asbestos related liabilities as of December 31, 2017. See Asbestos Matters in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information.

(6)	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 5 Income Taxes of Notes to Consolidated Financial Statements for additional information.

Environmental Matters

Accruals for environmental matters deemed probable and reasonably estimable were $287 million, $195 million and $194 million in 2017, 2016 and 2015. In addition, in 2017 and 2016 we incurred operating costs for ongoing businesses of approximately $82 million and $83 million relating to compliance with environmental regulations.

Spending related to known environmental matters was $212 million, $228 million and $273 million in 2017, 2016 and 2015 and is estimated to be approximately $225 million in 2018. We expect to fund expenditures for these environmental matters from operating cash flow. The timing of cash expenditures depends on several factors, including the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, execution timeframe of projects, remedial techniques to be utilized and agreement with other parties.

See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of our environmental matters.

Financial Instruments

The following table illustrates the potential change in fair value for interest rate sensitive instruments based on a hypothetical immediate one percentage point increase in interest rates across all maturities and the potential change in fair value for foreign exchange rate sensitive instruments based on a 10% weakening of the U.S. Dollar versus local currency exchange rates across all maturities at December 31, 2017 and 2016.

	Face or Notional Amount	Carrying Value(1)	Fair Value(1)	Estimated Increase (Decrease) in Fair Value(2)
December 31, 2017
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$13,924	$(13,924)	$(14,695)	$(782)
Interest rate swap agreements	2,600	(8)	(8)	(233)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	9,273	(53)	(53)	(58)
December 31, 2016
Interest Rate Sensitive Instruments
Long-term debt (including current maturities)	$12,409	$(12,409)	$(13,008)	$(537)
Interest rate swap agreements	1,850	21	21	(112)
Foreign Exchange Rate Sensitive Instruments
Foreign currency exchange contracts(3)	9,554	150	150	(195)

(1)	Asset or (liability).

(2)

A hypothetical immediate one percentage point decrease in interest rates across all maturities and a potential change in fair value of foreign exchange rate sensitive instruments based on a 10% strengthening of the U.S. dollar versus local currency exchange rates across all maturities will result in a change in fair value equal to the inverse of the amount disclosed in the table.

(3)

Changes in the fair value of foreign currency exchange contracts are offset by changes in the fair value, cash flows, or net investments of underlying hedged foreign currency transactions or foreign operations.

See Note 14 Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements for further discussion on the agreements.

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

Contingent Liabilities—We are subject to a number of lawsuits, investigations and claims (some of which involve substantial dollar amounts) that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a

discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities which represent our most significant contingencies.

Asbestos Related Contingencies and Insurance Recoveries—Honeywell’s involvement in asbestos related personal injury actions relates to two predecessor companies. Regarding North American Refractories Company (“NARCO”) asbestos related claims, we accrued for pending claims based on terms and conditions in agreements with NARCO, its former parent company, and certain asbestos claimants, and an estimate of the unsettled claims pending as of the time NARCO filed for bankruptcy protection. We also accrued for the estimated value of future NARCO asbestos related claims expected to be asserted against the NARCO Trust. The estimate of future NARCO claims was prepared in 2002, in the same year NARCO filed for bankruptcy protection, using NARCO tort system litigation experience based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Accordingly, the estimated value of future NARCO asbestos claims was prepared before there was data on claims filings and payment rates in the NARCO Trust under the Trust Distribution Procedures and also prepared when the stay of all NARCO asbestos claims was in effect (which remained in effect until NARCO emerged from Bankruptcy protection). Some critical assumptions underlying this commonly accepted methodology included claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of the future NARCO liability reflects claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Given the Trust’s lack of sufficient claims processing experience since NARCO emerged from bankruptcy protection, it is not yet possible to reliably estimate future claim costs based on actual Trust experience. Regarding Bendix Friction Materials (“Bendix”) asbestos related claims, we accrued for the estimated value of pending claims using average resolution values for the previous five years. We also accrued for the estimated value of future anticipated claims related to Bendix for the next five years based on historic claims filing experience and dismissal rates, disease classifications, and average resolution values in the tort system for the previous five years. In light of the uncertainties inherent in making long-term projections, as well as certain factors unique to friction product asbestos claims, we do not believe that we have a reasonable basis for estimating asbestos claims beyond the next five years.

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

See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgments applied in the recognition and measurement of our asbestos-related liabilities and related insurance recoveries.

Defined Benefit Pension Plans—We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans. For financial reporting purposes, net periodic pension (income) expense is calculated annually based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. Changes in the discount rate and expected long-term rate of return on plan assets could materially affect the annual pension (income) expense amount. Annual pension (income) expense is comprised of service and interest cost, assumed return on plan assets, prior service amortization (Pension Ongoing (Income) Expense) and a potential mark-to-market adjustment (MTM Adjustment).

The key assumptions used in developing our 2017, 2016 and 2015 net periodic pension (income) expense for our U.S. plans included the following:

	2017	2016	2015
Discount Rate:
Projected benefit obligation	4.20%	4.46%	4.08%
Service cost(1)	4.42%	4.69%	N/A
Interest cost(1)	3.49%	3.59%	N/A
Assets:
Expected rate of return	7.75%	7.75%	7.75%
Actual rate of return	20.5%	9.7%	1.5%
Actual 10 year average annual compounded rate of return	7.4%	6.4%	6.8%

(1)	N/A in 2015 as the discount rate methodology was changed in fourth quarter of 2015. See Note 20 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements.

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $87 million, $273 million and $67 million in 2017, 2016 and 2015.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 20 Pension and Other Postretirement Benefits of Notes to Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to continue to use an expected rate of return on plan assets of 7.75% for 2018 as this is a long-term rate based on historical plan asset returns over varying long term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 3.68% discount rate to determine benefit obligations as of December 31, 2017, reflecting the decrease in the market interest rate environment since the prior year-end.

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

Change in Assumption	Impact on 2018 Pension Ongoing Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Decrease $22 million	Increase $520 million
0.25 percentage point increase in discount rate	Increase $22 million	Decrease $510 million
0.25 percentage point decrease in expected rate of return on assets	Increase $47 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $46 million	—

Pension ongoing income for all of our pension plans is expected to be approximately $984 million in 2018 compared with pension ongoing income of $713 million in 2017. The expected increase is primarily due to higher asset returns in 2017 in our U.S. and UK plans. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2018 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2018, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

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

Once it is determined that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset grouping to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset grouping and its fair value. We endeavor to utilize the best information available to measure fair value, which is usually either market prices (if available), level 1 or level 2 of the fair value hierarchy, or an estimate of the future discounted cash flow, level 3 of the fair value hierarchy. The key estimates in our discounted cash flow analysis include assumptions as to expected industry and business growth rates, sales volume, selling prices and costs, cash flows, and the discount rate selected. These estimates are subject to changes in the economic environment, including market interest rates and expected volatility. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variance from assumptions could materially affect the valuations.

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing—Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual, or more frequent if necessary, impairment testing. In testing goodwill and indefinite-lived intangible assets, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

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

Sales Recognition on Long-Term Contracts—In 2017, we recognized approximately 16% of our total net sales using the percentage-of-completion method for long-term contracts. These long-term contracts are measured on the cost-to-cost basis for engineering-type contracts and the units-of-delivery basis for production-type contracts. Accounting for these contracts involves management judgment in estimating total contract revenue and cost. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Contract costs are incurred over a period of time, which can be several years, and the estimation of these costs requires management judgment. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

OTHER MATTERS

Litigation

See Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Information relating to market risks is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instruments”.

ITEM 8. Financial Statements and Supplementary Data

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions, except per share amounts)
Product sales	$32,317	$31,362	$30,695
Service sales	8,217	7,940	7,886

Net sales	40,534	39,302	38,581

Costs, expenses and other
Cost of products sold	22,659	22,170	21,775
Cost of services sold	4,916	4,980	4,972

	27,575	27,150	26,747
Selling, general and administrative expenses	5,808	5,469	5,006
Other (income) expense	(67)	(102)	(68)
Interest and other financial charges	316	338	310

	33,632	32,855	31,995

Income before taxes	6,902	6,447	6,586
Tax expense	5,204	1,601	1,739

Net income	1,698	4,846	4,847
Less: Net income attributable to the noncontrolling interest	43	37	79

Net income attributable to Honeywell	$1,655	$4,809	$4,768

Earnings per share of common stock—basic	$2.17	$6.29	$6.11

Earnings per share of common stock—assuming dilution	$2.14	$6.20	$6.04

Cash dividends per share of common stock	$2.74	$2.45	$2.15

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net income	$1,698	$4,846	$4,847
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(37)	(52)	(1,152)
Actuarial gains/(losses)	753	(443)	(464)
Prior service (cost) credit	(59)	(18)	446
Prior service credit recognized during year	(70)	(78)	(13)
Actuarial losses recognized during year	83	236	72
Settlements and curtailments	19	(5)	2
Foreign exchange translation and other	(49)	73	41

Pensions and other postretirement benefit adjustments	677	(235)	84
Effective portion of cash flow hedges recognized in other comprehensive income	(101)	103	91
Less: reclassification adjustment for (losses) gains included in net income	60	(5)	99

Changes in fair value of effective cash flow hedges	(161)	108	(8)
Other comprehensive income (loss), net of tax	479	(179)	(1,076)
Comprehensive income	2,177	4,667	3,771
Less: Comprehensive income attributable to the noncontrolling interest	51	29	73

Comprehensive income attributable to Honeywell	$2,126	$4,638	$3,698

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7,059	$7,843
Short-term investments	3,758	1,520
Accounts receivable—net	8,866	8,177
Inventories	4,613	4,366
Other current assets	1,706	1,152

Total current assets	26,002	23,058
Investments and long-term receivables	667	587
Property, plant and equipment—net	5,926	5,793
Goodwill	18,277	17,707
Other intangible assets—net	4,496	4,634
Insurance recoveries for asbestos related liabilities	411	417
Deferred income taxes	236	347
Other assets	3,372	1,603

Total assets	$59,387	$54,146

LIABILITIES
Current liabilities:
Accounts payable	$6,584	$5,690
Commercial paper and other short-term borrowings	3,958	3,366
Current maturities of long-term debt	1,351	227
Accrued liabilities	6,968	7,048

Total current liabilities	18,861	16,331
Long-term debt	12,573	12,182
Deferred income taxes	2,894	486
Postretirement benefit obligations other than pensions	512	473
Asbestos related liabilities	1,173	1,014
Other liabilities	5,930	4,110
Redeemable noncontrolling interest	5	3
SHAREOWNERS’ EQUITY
Capital—common stock issued	958	958
—additional paid-in capital	6,212	5,781
Common stock held in treasury, at cost	(15,914)	(13,366)
Accumulated other comprehensive income (loss)	(2,235)	(2,714)
Retained earnings	28,255	28,710

Total Honeywell shareowners’ equity	17,276	19,369
Noncontrolling interest	163	178

Total shareowners’ equity	17,439	19,547

Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$59,387	$54,146

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,698	$4,846	$4,847
Less: Net income attributable to the noncontrolling interest	43	37	79

Net income attributable to Honeywell	1,655	4,809	4,768
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	717	726	672
Amortization	398	304	211
(Gain) loss on sale of non-strategic businesses and assets	7	(178)	1
Repositioning and other charges	1,021	695	546
Net payments for repositioning and other charges	(628)	(625)	(537)
Pension and other postretirement (income) expense	(647)	(360)	(323)
Pension and other postretirement benefit payments	(106)	(143)	(122)
Stock compensation expense	176	184	175
Deferred income taxes	2,294	76	315
Excess tax benefits from share based payment arrangements	—	—	(81)
Other	1,642	194	57
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(682)	(547)	201
Inventories	(259)	(18)	230
Other current assets	(568)	(106)	90
Accounts payable	924	254	(17)
Accrued liabilities	22	233	(667)

Net cash provided by operating activities	5,966	5,498	5,519

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,031)	(1,095)	(1,073)
Proceeds from disposals of property, plant and equipment	86	21	15
Increase in investments	(6,743)	(3,954)	(6,714)
Decrease in investments	4,414	3,681	6,587
Cash paid for acquisitions, net of cash acquired	(82)	(2,573)	(5,228)
Proceeds from sales of businesses, net of fees paid	—	296	1
Other	(218)	282	(102)

Net cash used for investing activities	(3,574)	(3,342)	(6,514)

Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	13,701	18,997	12,992
Payments of commercial paper and other short-term borrowings	(13,532)	(21,461)	(8,727)
Proceeds from issuance of common stock	520	409	186
Proceeds from issuance of long-term debt	1,238	9,245	60
Payments of long-term debt	(292)	(2,839)	(880)
Excess tax benefits from share based payment arrangements	—	—	81
Repurchases of common stock	(2,889)	(2,079)	(1,884)
Cash dividends paid	(2,119)	(1,915)	(1,726)
Payments to purchase the noncontrolling interest	—	(238)	—
AdvanSix pre-separation funding	—	269	—
AdvanSix pre-spin borrowing	—	38	—
AdvanSix cash at spin-off	—	(38)	—
Other	(143)	(42)	(65)

Net cash (used for) provided by financing activities	(3,516)	346	37

Effect of foreign exchange rate changes on cash and cash equivalents	340	(114)	(546)

Net (decrease) increase in cash and cash equivalents	(784)	2,388	(1,504)
Cash and cash equivalents at beginning of period	7,843	5,455	6,959

Cash and cash equivalents at end of period	$7,059	$7,843	$5,455

The Notes to Consolidated Financial Statements are an integral part of this statement.

HONEYWELL INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

	Years Ended December 31,
	2017		2016		2015
	Shares	$	Shares	$	Shares	$
	(in millions)
Common stock, par value	957.6	958	957.6	958	957.6	958

Additional paid-in capital
Beginning balance		5,781		5,377		5,038
Issued for employee savings and option plans		255		183		164
Stock-based compensation expense		176		171		175
Other owner changes		—		50		—

Ending balance		6,212		5,781		5,377

Treasury stock
Beginning balance	(196.8)	(13,366)	(187.2)	(11,664)	(175.4)	(9,995)
Reacquired stock or repurchases of common stock	(20.5)	(2,889)	(19.3)	(2,079)	(18.8)	(1,884)
Issued for employee savings and option plans	10.6	341	9.7	377	6.7	215
Other owner changes	—	—	—	—	0.3	—

Ending balance	(206.7)	(15,914)	(196.8)	(13,366)	(187.2)	(11,664)

Retained earnings
Beginning balance		28,710		26,147		23,115
Net income attributable to Honeywell		1,655		4,809		4,768
Dividends on common stock		(2,101)		(1,883)		(1,686)
AdvanSix spin-off		(9)		(362)		—
Redemption value adjustment		—		(1)		(50)

Ending balance		28,255		28,710		26,147

Accumulated other comprehensive income (loss)
Beginning balance		(2,714)		(2,535)		(1,459)
Foreign exchange translation adjustment		(37)		(52)		(1,152)
Pensions and other postretirement benefit adjustments		677		(235)		84
Changes in fair value of effective cash flow hedges		(161)		108		(8)

Ending balance		(2,235)		(2,714)		(2,535)

Noncontrolling interest
Beginning balance		178		135		127
Acquisitions		—		1		3
Net income attributable to noncontrolling interest		43		37		35
Foreign exchange translation adjustment		8		(8)		(6)
Dividends paid		(55)		(17)		(26)
Other owner changes		(11)		30		2

Ending balance		163		178		135

Total shareowners’ equity	750.9	17,439	760.8	19,547	770.4	18,418

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

Goodwill and Indefinite-Lived Intangible Assets—Goodwill and indefinite-lived intangible assets are subject to impairment testing annually as of March 31, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. We completed our annual goodwill impairment test as of March 31, 2017 and determined that there was no impairment as of that date.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

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

Research and Development—Research and development costs for company-sponsored research and development projects are expensed as incurred. Such costs are principally included in cost of products sold and were $1,835 million, $1,864 million and $1,856 million in 2017, 2016 and 2015. The 2016 research and development costs previously disclosed have been revised to reflect the amounts recorded in the 2016 Consolidated Statement of Operations and had no impact on the results of operations.

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

Derivative Financial Instruments—We minimize our risks from interest and foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. We do not use leveraged derivative financial instruments. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

classified consistent with the underlying hedged item. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the derivative’s gain or loss is reported as a component of Other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss). The gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.

Earnings Per Share—Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements—We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated results of operations, financial position and cash flows (consolidated financial statements).

In May 2014, and in following related amendments, the FASB issued guidance on revenue from contracts with customers that supersedes upon adoption previous revenue recognition guidance, including industry-specific guidance. The underlying principle requires an entity to recognize revenue for the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and in certain circumstances, allowing estimates of variable consideration to be recognized before contingencies are resolved. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

The Company has completed its evaluation of the new standard and has assessed the impacts of adoption on the Consolidated Financial Statements and disclosures. Based on the evaluation of our current contracts and revenue streams, revenue recognition is mostly consistent under both the previous and new standard, with the exception of two key revenue streams within our Aerospace segment, which are described below.

First, the previous accounting policy for costs incurred for nonrecurring engineering and development activities of our Aerospace products with commercial customers was generally to record the expense as incurred. Any customer funding received for such efforts was recognized when earned as a reduction of cost of sales. Upon adoption of the new standard, the customer funding is generally classified as revenue and not as a reduction of cost of sales. Such revenues are deferred and

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

subsequently recognized as products are delivered to the customers. Additionally, under the new guidance, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and subsequently recognized as cost of sales as products are delivered to the customer. As a result of these changes, both deferred costs (assets) and deferred revenue (liability) increased by approximately $1,090 million effective January 1, 2018. The aforementioned change in classification within the Consolidated Statement of Operations and timing difference in recognition is expected to have a minor impact on our gross margin percentage but no change to gross profit.

Second, the accounting for revenues for our mechanical service programs at our Aerospace segment are impacted. Our previous policy was to recognize revenue over time as costs were incurred (input method). Upon adoption, we continue to recognize revenue over time, but recognition is based on a series of distinct services using the output method. At adoption, this change results in unbilled receivables and deferred revenue being eliminated through retained earnings.

We adopted the new standard effective January 1, 2018 using the modified retrospective transition method. The cumulative effect recorded to the opening balance of retained earnings of the above impacted revenue streams is $75 million.

The disclosures in our notes to Consolidated Financial Statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue.

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. We are currently evaluating our lease portfolio to assess overall financial statement impact and planning for adoption and implementation of this standard. We will continue to evaluate the adoption impact of this standard on our consolidated financial position, results of operations, and related notes to financial statements.

In October 2016, the FASB issued an accounting standard update which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, at the time the entity transfer occurs rather than when the asset is ultimately transferred to a third party, as required under current U.S. GAAP. The guidance is intended to reduce diversity in practice, particularly for transfers involving intellectual property. Subsequent to 2017 fiscal year, we adopted the accounting standard update as of January 1, 2018. The guidance requires application on a modified retrospective basis. The adoption of this guidance increases our deferred tax assets by approximately $340 million with a cumulative-effect adjustment to retained earnings of the same amount.

In March 2017, the FASB issued guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service cost component of net benefit cost. The employer is required to report the service cost component in the same line item or items in the statement of operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. Subsequent to 2017 fiscal year, we adopted the accounting standard update as of January 1, 2018. This guidance impacts the presentation of our Consolidated Financial Statements. Our current presentation of the service cost component is consistent with the requirements of the new standard. We will present the other components within Other (income) expense (we currently present the other components within Cost of products and services sold and

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Selling, general, and administrative expenses). All components will continue to be excluded from Segment Profit (see Note 20 Pension and Other Postretirement Benefits for components of net period benefit cost).

In August 2017, the FASB issued amendments to hedge accounting guidance. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. We are currently evaluating whether to early adopt the new guidance and the impact of this amendment on our consolidated financial position, results of operations, and related notes to financial statements.

Note 2. Acquisitions and Divestitures

During 2017 there were no significant acquisitions individually or in aggregate. During 2016, we acquired businesses for an aggregate cost (net of cash and debt assumed) of $2,538 million.

In August 2016, the Company acquired Intelligrated, a leading provider of supply chain and warehouse automation technologies, for an aggregate value, net of cash acquired, of $1,488 million. Intelligrated is part of Safety and Productivity Solutions. In the third quarter of 2017, we completed our evaluation of the fair value of all of the assets and liabilities acquired. Management recorded goodwill and intangible assets acquired of, $1,121 million and $507 million, respectively. The Intelligrated identifiable intangible assets primarily include customer relationships, technology, and trade name that are being amortized over their estimated lives ranging from 1 to 15 years using straight line and accelerated amortization methods. The goodwill is non-deductible for tax purposes.

In April 2016, the Company completed the acquisition of Xtralis International Holdings Limited (“Xtralis”), a leading global provider of aspiration smoke detection and perimeter security technologies, for an aggregate cost, net of cash acquired and debt assumed, of $515 million. Xtralis is part of Home and Building Technologies.

In February 2016, the Company acquired 100 percent of the issued and outstanding shares of COM DEV International (“COM DEV”), a leading satellite and space components provider, for an aggregate value, net of cash acquired and debt assumed, of $347 million. COM DEV is part of Aerospace.

In January 2016, the Company acquired the remaining 30 percent noncontrolling interest in UOP Russell LLC, which develops technology and manufactures modular equipment to process natural gas, for $240 million. UOP Russell LLC is part of Performance Materials and Technologies.

In December 2015, the Company completed the acquisition of the Elster Division of Melrose Industries plc (“Elster”), for an aggregate value, net of cash acquired, of $4,899 million. Elster had 2015 revenues of $1,670 million and has been integrated into Home and Building Technologies and

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Performance Materials and Technologies. The following table summarizes the fair value of the acquired Elster assets and liabilities.

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

On October 1, 2016, the Company completed the tax-free spin-off of its Resins and Chemicals business, part of Performance Materials and Technologies, into a standalone, publicly-traded company (named AdvanSix Inc. (“AdvanSix”)) to Honeywell shareowners. The assets and liabilities associated with AdvanSix have been removed from the Company’s Consolidated Balance Sheet. The results of operations for AdvanSix are included in the Consolidated Statement of Operations through the effective date of the spin-off.

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

In 2016 in connection with the spin-off, the Company entered into certain agreements with AdvanSix to effect our legal and structural separation including a transition services agreement with AdvanSix to provide certain administrative and other services for a limited time. As of the end of 2017, most of those agreements have ended.

On September 16, 2016, the Company completed the sale of Honeywell Technology Solutions Inc. for a sale price of $300 million. The Company recognized a pre-tax gain of $176 million, which was recorded in Other (income) expense. The Honeywell Technology Solutions Inc. business was part of Aerospace.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Years Ended December 31,
	2017	2016	2015
Severance	$305	$283	$197
Asset impairments	142	43	13
Exit costs	60	43	6
Reserve adjustments	(16)	(109)	(53)

Total net repositioning charge	491	260	163

Asbestos related litigation charges, net of insurance	207	222	189
Probable and reasonably estimable environmental liabilities	287	195	194
Other	36	18	—

Total net repositioning and other charges	$1,021	$695	$546

The following table summarizes the pre-tax distribution of total net repositioning and other charges by classification:

	Years Ended December 31,
	2017	2016	2015
Cost of products and services sold	$784	$522	$483
Selling, general and administrative expenses	187	126	63
Other (income) expense	50	47	—

	$1,021	$695	$546

The following table summarizes the pre-tax impact of total net repositioning and other charges by segment:

	Years Ended December 31,
	2017	2016	2015
Aerospace	$296	$298	$211
Home and Building Technologies	78	28	43
Performance Materials and Technologies	102	101	40
Safety and Productivity Solutions	51	1	34
Corporate	494	267	218

	$1,021	$695	$546

In 2017, we recognized repositioning charges totaling $507 million including severance costs of $305 million related to workforce reductions of 7,096 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, in each of our segments, to more cost-effective locations. The repositioning charge included asset impairments of $142 million principally in our Corporate segment related to the write-down of legacy properties and certain equipment in connection with their planned disposition and the write-down of a research and development facility in connection with a planned exit from such facility. The repositioning charge included exit costs of $60 million principally for closure obligations associated with site transitions in each of our segments and for lease exit obligations in our Corporate segment.

In 2016, we recognized repositioning charges totaling $369 million including severance costs of $283 million related to workforce reductions of 6,585 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives; the separation of the

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

former Automation and Control Solutions reporting segment into two new reporting segments; site transitions in each of our segments to more cost-effective locations; and achieving acquisition-related synergies. The repositioning charge included asset impairments of $43 million principally related to the write-off of certain intangible assets in connection with the sale of a Performance Materials and Technologies business. The repositioning charge included exit costs of $43 million principally for expenses related to the spin-off of our AdvanSix business and closure obligations associated with site transitions. Also, $109 million of previously established accruals, primarily for severance, were returned to income as a result of higher attrition than anticipated in prior severance programs resulting in lower required severance payments, lower than expected severance costs in certain repositioning actions, and changes in scope of previously announced repositioning actions.

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

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
Balance at December 31, 2014	$285	$—	$30	$315
2015 charges	197	13	6	216
2015 usage—cash	(109)	—	(9)	(118)
2015 usage—noncash	—	(13)	—	(13)
Acquisitions	16	—	—	16
Adjustments	(49)	—	(4)	(53)
Foreign currency translation	(11)	—	(2)	(13)

Balance at December 31, 2015	329	—	21	350

2016 charges	283	43	43	369
2016 usage—cash	(203)	—	(25)	(228)
2016 usage—noncash	(6)	(43)	—	(49)
Adjustments	(106)	—	(3)	(109)
Foreign currency translation	1	—	(3)	(2)

Balance at December 31, 2016	298	—	33	331

2017 charges	305	142	60	507
2017 usage—cash	(163)	—	(14)	(177)
2017 usage—noncash	—	(142)	—	(142)
Adjustments and reclassifications	(13)	—	(10)	(23)
Foreign currency translation	15	—	2	17

Balance at December 31, 2017	$442	$—	$71	$513

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Certain repositioning projects in each of our reportable operating segments in 2017, 2016 and 2015 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs were not significant.

Note 4. Other (Income) Expense

	Years Ended December 31,
	2017	2016	2015
Equity (income) loss of affiliated companies	$(39)	$(31)	$(30)
(Gain) loss on sale of non-strategic businesses and assets	7	(178)	1
Interest income	(151)	(106)	(104)
Foreign exchange	18	12	43
Other, net	98	201	22

	$(67)	$(102)	$(68)

Refer to Note 2 Acquisitions and Divestitures and Note 12 Long-term Debt and Credit Agreements for further details of transactions recognized in 2016 within Other (income) expense.

Note 5. Income Taxes

Income before taxes

	Years Ended December 31,
	2017	2016	2015
U.S.	$2,825	$2,976	$3,361
Non-U.S.	4,077	3,471	3,225

	$6,902	$6,447	$6,586

Tax expense (benefit)

	Years Ended December 31,
	2017	2016	2015
Tax expense (benefit) consists of
Current:
U.S. Federal	$2,061	$869	$786
U.S. State	62	97	78
Non-U.S.	787	559	560

	$2,910	$1,525	$1,424

Deferred:
U.S. Federal	$39	$38	$196
U.S. State	132	17	49
Non-U.S.	2,123	21	70

	2,294	76	315

	$5,204	$1,601	$1,739

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Taxes on non-U.S. earnings below U.S. tax rate(1)	(12.9)	(8.0)	(8.0)
U.S. state income taxes(1)	1.4	1.1	1.2
Manufacturing incentives	(0.7)	(0.7)	(1.5)
Employee stock ownership plan dividend tax benefit	(0.4)	(0.5)	(0.4)
Tax credits	(0.9)	(0.7)	(1.0)
Reserves for tax contingencies	1.6	1.2	0.7
Employee share-based payments	(2.9)	(2.0)	—
U.S. Tax Cuts and Jobs Act enactment	54.4	—	—
All other items—net	0.8	(0.6)	0.4

	75.4%	24.8%	26.4%

(1)	Net of changes in valuation allowance

The effective tax rate increased by 50.6 percentage points in 2017 compared to 2016. The increase was primarily attributable to the provisional impact of U.S. tax reform (see “The Tax Cuts and Jobs Act” further below), partially offset by increased tax benefits from foreign tax credits and for employee share-based payments. The Company’s non-U.S. effective tax rate was 71.4%, an increase of approximately 54.7 percentage points compared to 2016. The year-over-year increase in the non-U.S. effective tax rate was primarily driven by the Company’s change in assertion regarding foreign unremitted earnings, increased expense for reserves in various jurisdictions and increased withholding taxes, partially offset by higher earnings in low tax rate jurisdictions.

The effective tax rate decreased by 1.6 percentage points in 2016 compared to 2015. The decrease was primarily attributable to excess tax benefits from employee share-based payments arising from adoption of the FASB’s amended guidance related to employee share-based payment accounting, partially offset by increased tax reserves in various jurisdictions and lower tax benefits from manufacturing incentives. The Company’s non-U.S effective tax rate was 16.7%, a decrease of approximately 2.8 percentage points compared to 2015. The year-over-year decrease in the non-U.S. effective tax rate was primarily driven by higher earnings in lower tax rate jurisdictions and a decrease in the tax impact of restructuring and divestitures. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to overall non-U.S. earnings taxed at lower rates.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

Deferred tax assets:	December 31,
	2017	2016
Pension	$—	$411
Postretirement benefits other than pensions	177	262
Asbestos and environmental	325	471
Employee compensation and benefits	218	418
Other accruals and reserves	376	765
Net operating and capital losses	632	669
Tax credit carryforwards	510	206

Gross deferred tax assets	2,238	3,202
Valuation allowance	(663)	(621)

Total deferred tax assets	$1,575	$2,581

Deferred tax liabilities:
Pension	$(40)	$—
Property, plant and equipment	(439)	(560)
Intangibles	(1,326)	(1,843)
Unremitted earnings of foreign subsidiaries	(2,151)	(43)
Other asset basis differences	(210)	(231)
Other	(67)	(43)

Total deferred tax liabilities	(4,233)	(2,720)

Net deferred tax liability	$(2,658)	$(139)

As discussed further below under “The Tax Cuts and Jobs Act,” the Company no longer intends to reinvest the historical earnings of its foreign subsidiaries as of December 31, 2017 and has recorded a provisional deferred tax liability mainly comprised of non-U.S. withholding taxes of approximately $2.1 billion.

Our gross deferred tax assets include $794 million related to non-U.S. operations comprised principally of net operating losses, capital loss and tax credit carryforwards (mainly in Canada, France, Germany, Luxembourg and the United Kingdom) and deductible temporary differences. We maintain a valuation allowance of $660 million against a portion of the non-U.S. gross deferred tax assets. The change in the valuation allowance resulted in increases of $4 million, $69 million and $114 million to income tax expense in 2017, 2016 and 2015. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to income tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to income tax expense in the period that such determination is made.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

As of December 31, 2017, our net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
U.S. Federal	2037	$16	$332
U.S. State	2037	508	24
Non-U.S.	2037	607	159
Non-U.S.	Indefinite	2,211	—

		$3,342	$515

Many jurisdictions impose limitations on the timing and utilization of net operating loss and tax credit carryforwards. In those instances, whereby there is an expected permanent limitation on the utilization of the net operating loss or tax credit carryforward, the deferred tax asset and amount of the carryforward have been reduced.

	2017	2016	2015
Change in unrecognized tax benefits:
Balance at beginning of year	$877	$765	$659
Gross increases related to current period tax positions	94	96	56
Gross increases related to prior periods tax positions	153	88	175
Gross decreases related to prior periods tax positions	(91)	(33)	(72)
Decrease related to resolutions of audits with tax authorities	(76)	(3)	(11)
Expiration of the statute of limitations for the assessment of taxes	(54)	(10)	(13)
Foreign currency translation	44	(26)	(29)

Balance at end of year	$947	$877	$765

As of December 31, 2017, 2016, and 2015 there were $947 million, $877 million and $765 million of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.

The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2017:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
	Examination in progress	Examination not yet initiated
U.S. Federal	2013 – 2016	2015 – 2017
U.S. State	2011 – 2016	2012 – 2017
Australia	N/A	2016 – 2017
Canada(1)	2012 – 2014, 2016	2015 – 2017
China	2003 – 2017	N/A
France	2012 – 2017	2006 – 2011
Germany(1)	2008 – 2015	2016 – 2017
India	1999 – 2015	2016 – 2017
Switzerland(1)	2012 – 2016	2017
United Kingdom	2013 – 2015	2016 – 2017

(1)	Includes provincial or similar local jurisdictions, as applicable.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Unrecognized tax benefits for examinations in progress were $487 million, $398 million and $349 million, as of December 31, 2017, 2016, and 2015. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated Statement of Operations and totaled $28 million, $18 million and $11 million for the years ended December 31, 2017, 2016, and 2015. Accrued interest and penalties were $423 million, $395 million and $336 million, as of December 31, 2017, 2016, and 2015.

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2017, the Company has not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. The primary impacts of the Tax Act relate to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”); the one-time mandatory transition tax on undistributed earnings of foreign affiliates (“Mandatory Transition Tax”); and deferred taxes in connection with a change in the Company’s intent to permanently reinvest the historical undistributed earnings of its foreign affiliates (“Undistributed Foreign Earnings”).

Corporate Tax Rate Change—For the year ended December 31, 2017, we recorded a tax benefit of approximately $235 million due to the decrease in the corporate tax rate from 35% to 21%.

At the date of enactment, the Company had a deferred tax liability for the excess of its net book value over its tax basis of its U.S. assets and liabilities that will generate future taxable income in excess of book income. Due to the Tax Act, this additional taxable income will be subject to tax at a lower corporate tax rate, consequently reducing the Company’s deferred tax liability as of the date of enactment.

Mandatory Transition Tax—For the year ended December 31, 2017, we recorded a provisional tax charge of approximately $1.9 billion due to the imposition of the mandatory transition tax (“MTT”) on the deemed repatriation of undistributed foreign earnings.

The Tax Act imposes a one-time tax on undistributed and previously untaxed post-1986 foreign earnings and profits (E&P), as determined in accordance with U.S. tax principles, of certain foreign corporations owned by U.S. shareholders. In general, we have estimated $20 billion of E&P related to our foreign affiliates that is subject to the MTT. The MTT is imposed at a rate of 15.5% to the extent of the cash and cash equivalents that are held by the foreign affiliates at certain testing dates; the remaining E&P is taxed at a rate of 8.0%. In accordance with the Tax Act, the Company will elect to pay the MTT liability over a period of eight years, with the first installment of $144 million due in 2018; the remainder of the balance is recorded in Other liabilities (noncurrent). As of December 31, 2017, the Company has recorded a provisional amount because certain information related to the computation of E&P is not readily available, some of the testing dates to determine taxable amounts have not yet occurred, and there is limited information from federal and state taxing authorities regarding the

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

application and interpretation of the recently enacted legislation. The Company will disclose the impact to the provisional amount in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act.

Undistributed Foreign Earnings—For the year ended December 31, 2017, we recorded a provisional tax charge of approximately $2.1 billion due to the Company’s intent to no longer permanently reinvest the historical undistributed earnings of its foreign affiliates.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be permanently reinvested and, accordingly, recorded no deferred income taxes on such earnings. As a result of the fundamental changes to the taxation of multinational corporations created by the Tax Act, the Company no longer intends to permanently reinvest the historical undistributed earnings of its foreign affiliates, which amounted to approximately $20 billion as of December 31, 2017 (including current year earnings). GAAP requires recognition of a deferred tax liability in the reporting period in which its intent to no longer permanently reinvest its historical undistributed foreign earnings is made. Although no U.S. federal taxes will be imposed on such future distributions of foreign earnings, in many cases the cash transfer will be subject to foreign withholding and other local taxes. Accordingly, at December 31, 2017 the Company has included a provisional deferred tax liability, mostly related to non-U.S. withholding taxes. The Company has recorded a provisional amount because certain information related to the computation of E&P, distributable reserves and foreign exchange gains and losses is not readily available. The Company will disclose the impact to the provisional amount in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Act. The provisional amount is based on the Company’s current legal ownership structure which may change in the future. Any future tax impacts resulting from changes to the legal ownership structure will not be considered changes to the provisional amount and will be recorded in the reporting period in which a plan to modify the legal structure is adopted, which may exceed one year from the date of enactment of the Tax Act.

Global Intangible Low Taxed Income—In addition to the changes described above, the Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

Note 6. Earnings Per Share

The details of the earnings per share calculations for the years ended December 31, 2017, 2016 and 2015 are as follows:

Basic	Years Ended December 31,
	2017	2016	2015
Net income attributable to Honeywell	$1,655	$4,809	$4,768
Weighted average shares outstanding	762.1	764.3	779.8
Earnings per share of common stock	$2.17	$6.29	$6.11

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Assuming Dilution	Years Ended December 31,
	2017	2016	2015
Net income attributable to Honeywell	$1,655	$4,809	$4,768
Average Shares
Weighted average shares outstanding	762.1	764.3	779.8
Dilutive securities issuable—stock plans	10.0	11.0	9.5

Total weighted average diluted shares outstanding	772.1	775.3	789.3

Earnings per share of common stock—assuming dilution	$2.14	$6.20	$6.04

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. In 2017, 2016, and 2015 the weighted number of stock options excluded from the computations were 2.8 million, 7.5 million, and 7.1 million. These stock options were outstanding at the end of each of the respective periods.

Note 7. Accounts Receivable

	December 31,
	2017	2016
Trade	$9,068	$8,449
Less—Allowance for doubtful accounts	(202)	(272)

	8,866	8,177

Trade Receivables includes $1,853 million and $1,626 million of unbilled balances under long-term contracts as of December 31, 2017 and December 31, 2016. These amounts are billed in accordance with the terms of customer contracts to which they relate.

Note 8. Inventories

	December 31,
	2017	2016
Raw materials	$1,193	$1,104
Work in process	790	775
Finished products	2,669	2,552

	4,652	4,431
Reduction to LIFO cost basis	(39)	(65)

	$4,613	$4,366

Inventories valued at LIFO amounted to $324 million and $296 million at December 31, 2017 and 2016. Had such LIFO inventories been valued at current costs, their carrying values would have been approximately $39 million and $65 million higher at December 31, 2017 and 2016.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 9. Property, Plant and Equipment—Net

	December 31,
	2017	2016
Land and improvements	$287	$363
Machinery and equipment	10,762	9,956
Buildings and improvements	3,463	3,248
Construction in progress	675	940

	15,187	14,507
Less—Accumulated depreciation	(9,261)	(8,714)

	$5,926	$5,793

Depreciation expense was $717 million, $726 million and $672 million in 2017, 2016 and 2015.

Note 10. Goodwill and Other Intangible Assets—Net

The following table summarizes the change in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 by segment. Certain prior period balances have been recast due to a business realignment; Refer to Note 21 Segment Financial Data.

	December 31, 2016	Acquisitions/ Divestitures	Currency Translation Adjustment	December 31, 2017
Aerospace	$2,441	$2	$25	$2,468
Home and Building Technologies	5,807	(32)	185	5,960
Performance Materials and Technologies	4,924	34	284	5,242
Safety and Productivity Solutions	4,535	(8)	80	4,607

	$17,707	$(4)	$574	$18,277

Other intangible assets are comprised of:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$1,990	$(1,272)	$718	$1,841	$(1,141)	$700
Customer relationships	3,911	(1,366)	2,545	3,816	(1,098)	2,718
Trademarks	328	(189)	139	284	(156)	128
Other	353	(304)	49	359	(284)	75

	6,582	(3,131)	3,451	6,300	(2,679)	3,621

Indefinite life intangibles:
Trademarks	1,045	—	1,045	1,013	—	1,013

	$7,627	$(3,131)	$4,496	$7,313	$(2,679)	$4,634

Intangible assets amortization expense was $398 million, $304 million, and $211 million in 2017, 2016, 2015. Estimated intangible asset amortization expense for each of the next five years approximates $403 million in 2018, $399 million in 2019, $359 million in 2020, $319 million in 2021, and $293 million in 2022.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Note 11. Accrued Liabilities

	December 31,
	2017	2016
Customer advances and deferred income	$2,198	$2,151
Compensation, benefit and other employee related	1,420	1,489
Asbestos related liabilities	350	546
Repositioning	508	322
Product warranties and performance guarantees	307	351
Environmental costs	226	252
Income taxes	134	430
Accrued interest	94	97
Other taxes	277	290
Insurance	199	172
Other (primarily operating expenses)	1,255	948

	$6,968	$7,048

Note 12. Long-term Debt and Credit Agreements

	December 31,
	2017	2016
Two year floating rate Euro notes due 2018	$1,199	$1,054
1.40% notes due 2019	1,250	1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	—
1.80% notes due 2019	750	—
0.65% Euro notes due 2020	1,199	1,054
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,499	1,317
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	900	790
5.70% notes due 2036	441	550
5.70% notes due 2037	462	600
5.375% notes due 2041	417	600
3.812% notes due 2047	445	—
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	30
6.625% debentures due 2028	201	216
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 0.4% weighted average maturing at various dates through 2023	288	547

	13,924	12,409
Less: current portion	(1,351)	(227)

	$12,573	$12,182

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The schedule of principal payments on long-term debt is as follows:

December 31, 2017
2018	$1,351
2019	2,835
2020	1,390
2021	2,306
2022	4
Thereafter	6,038

13,924
Less-current portion	(1,351)

$12,573

In November of 2017, the Company issued $445 million 3.812% Senior Notes due 2047 (the “Exchange Notes”). The Exchange Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The Exchange Notes were issued in partial exchange for the 6.625% Debentures due 2028, the 5.70% Notes due 2036, the 5.70% Notes due 2037 and the 5.375% Notes due 2041. The Company paid $133 million to bondholders in connection with the partial exchange.

In the October of 2017, the Company issued $450 million Floating Rate Senior Notes due 2019 and $750 million 1.80% Senior Notes due 2019 (collectively, the “2017 Notes”). The 2017 Notes are senior unsecured and unsubordinated obligations of Honeywell and rank equally with all of Honeywell’s existing and future senior unsecured debt and senior to all of Honeywell’s subordinated debt. The offering resulted in gross proceeds of $1,200 million, offset by $5 million in discount and closing costs related to the offering.

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

For the issuances described above, unless otherwise noted, all debt issuance costs are deferred and recognized as a direct deduction to the related debt liability and are amortized to interest expense over the debt term.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

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

Note 13. Lease Commitments

Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31, 2017
2018	$295
2019	226
2020	161
2021	121
2022	97
Thereafter	226

$1,126

Rent expense was $385 million, $387 million and $390 million in 2017, 2016 and 2015.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

and, once these opportunities have been exhausted, through foreign currency exchange forward and option contracts (foreign currency exchange contracts) with third parties.

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in other (income) expense. We partially hedge forecasted sales and purchases, which occur in the next twelve months and are denominated in non-functional currencies, with foreign currency exchange contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange contracts mature in the next twelve months. At December 31, 2017 and 2016, we had contracts with notional amounts of $9,273 million and $9,554 million to exchange foreign currencies, principally the U.S. Dollar, Euro, British Pound, Canadian Dollar, Chinese Renminbi, Indian Rupee, Mexican Peso, and Singapore Dollar.

We have also designated foreign currency debt and certain derivative contracts as hedges against portions of our net investment in foreign operations during the year ended December 31, 2017. Gains or losses on the effective portion of the foreign currency debt designated as a net investment hedge are recorded in the same manner as foreign currency translation adjustments. The Company did not have ineffectiveness related to net investment hedges during the year ended December 31, 2017.

Interest Rate Risk Management—We use a combination of financial instruments, including long-term, medium-term and short-term financing, variable-rate commercial paper, and interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2017 and 2016, interest rate swap agreements designated as fair value hedges effectively changed $2,600 million and $1,850 million of fixed rate debt at rates of 2.93% and 3.39% to LIBOR based floating rate debt. Our interest rate swaps mature at various dates through 2026.

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Assets:
Foreign currency exchange contracts	$17	$152
Available for sale investments	3,916	1,670
Interest rate swap agreements	44	69
Liabilities:
Foreign currency exchange contracts	$70	$2
Interest rate swap agreements	52	48

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables	$296	$289	$280	$273
Liabilities
Long-term debt and related current maturities	$13,924	$14,695	$12,409	$13,008

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. Losses on interest rate swap agreements recognized in earnings were $29 million and $71 million in the years ended December 31, 2017 and 2016 and were $2 million in the year ended December 31, 2015. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $207 million of expense and $232 million of income in Other (income) expense in the years ended December 31, 2017 and 2016. We recognized $86 million of expense in Other (income) expense in the year ended December 31, 2015. See Note 4 Other (Income) Expense for further details of the net impact of these economic foreign currency hedges.

Note 15. Other Liabilities

	Years Ended December 31,
	2017	2016
Pension and other employee related	$1,986	$2,084
Income taxes	2,898	1,041
Environmental	369	259
Insurance	233	253
Product warranties and performance guarantees	101	136
Asset retirement obligations	82	63
Deferred income	76	81
Other	185	193

	$5,930	$4,110

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In December 2017, the Board of Directors authorized the repurchase of up to $8 billion of Honeywell common stock, which replaces the previously approved share repurchase program. Approximately $7.7 billion remained available as of December 31, 2017. This authorization included amounts remaining under and replaced the previously approved share repurchase program. Under that previous share repurchase plan announced in April 2016 the Board of Directors authorized the repurchase of up to $5 billion of Honeywell common stock and $4.1 billion remained available as of December 31, 2016.

For the year ended December 31, 2017, we repurchased approximately 20.5 million shares of our common stock for $2,889 million.

For the year ended December 31, 2016, we repurchased approximately 19.3 million shares of our common stock for $2,079 million.

We are authorized to issue up to 40,000,000 shares of preferred stock, without par value, and can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2017, there was no preferred stock outstanding.

Note 17. Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are provided in the tables below. Comprehensive income (loss) attributable to noncontrolling interest consists predominantly of net income.

	Pre-tax	Tax	After-Tax
Year Ended December 31, 2017
Foreign exchange translation adjustment	$(37)	$—	$(37)
Pensions and other postretirement benefit adjustments	847	(170)	677
Changes in fair value of effective cash flow hedges	(194)	33	(161)

	$616	$(137)	$479

Year Ended December 31, 2016
Foreign exchange translation adjustment	$(52)	$—	$(52)
Pensions and other postretirement benefit adjustments	(336)	101	(235)
Changes in fair value of effective cash flow hedges	134	(26)	108

	$(254)	$75	$(179)

Year Ended December 31, 2015
Foreign exchange translation adjustment	$(1,152)	$—	$(1,152)
Pensions and other postretirement benefit adjustments	129	(45)	84
Changes in fair value of effective cash flow hedges	(11)	3	(8)

	$(1,034)	$(42)	$(1,076)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Components of Accumulated Other Comprehensive Income (Loss)

	December 31,
	2017	2016
Cumulative foreign exchange translation adjustment	$(1,981)	$(1,944)
Pensions and other postretirement benefit adjustments	(202)	(879)
Fair value of available for sale investments	—	—
Fair value of effective cash flow hedges	(52)	109

	$(2,235)	$(2,714)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(1,892)	$(644)	$1	$(2,535)
Other comprehensive income (loss) before reclassifications	(52)	(388)	103	(337)
Amounts reclassified from accumulated other comprehensive income (loss)	—	153	5	158

Net current period other comprehensive income (loss)	(52)	(235)	108	(179)

Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)

Other comprehensive income (loss) before reclassifications	(37)	645	(101)	507
Amounts reclassified from accumulated other comprehensive income	—	32	(60)	(28)

Net current period other comprehensive income (loss)	(37)	677	(161)	479

Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2017 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$79	$15	$16	$110
Prior service (credit) recognized	—	(74)	(14)	(15)	(103)
Settlements and curtailments	—	17	3	4	24
Losses (gains) on cash flow hedges	(15)	(22)	(4)	(28)	(69)

Total before tax	$(15)	$—	$—	$(23)	$(38)

Tax expense (benefit)					10

Total reclassifications for the period, net of tax					$(28)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Year Ended December 31, 2016 Affected Line in the Consolidated Statement of Operations
	Product Sales	Cost of Products Sold	Cost of Services Sold	Selling, General and Administrative Expenses	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$214	$44	$46	$304
Prior service (credit) recognized	—	(87)	(18)	(18)	(123)
Settlements and curtailments	—	(4)	(1)	(1)	(6)
Losses (gains) on cash flow hedges	3	16	3	(5)	17

Total before tax	$3	$139	$28	$22	$192

Tax expense (benefit)					(34)

Total reclassifications for the period, net of tax					$158

Note 18. Stock-Based Compensation Plans

The 2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (2016 Plan) and 2016 Stock Plan for Non-Employee Directors of Honeywell International Inc (2016 Directors Plan) were both approved by the shareowners at the Annual Meeting of Shareowners effective on April 25, 2016. Following approval of both plans, we have not and will not grant any new awards under any previously existing stock-based compensation plans. At December 31, 2017, there were 42,025,990, and 924,694 shares of Honeywell common stock available for future grants under terms of the 2016 Plan and 2016 Directors Plan, respectively.

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

The following table summarizes the impact to the Consolidated Statement of Operations from stock options:

	Years Ended December 31,
	2017	2016	2015
Compensation expense	$79	$87	$78
Future income tax benefit recognized	17	29	26

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost.

	Years Ended December 31,
	2017	2016	2015
Weighted average fair value per share of options granted during the year(1)	$16.68	$15.59	$17.21
Assumptions:
Expected annual dividend yield	2.81%	2.92%	1.98%
Expected volatility	18.96%	23.07%	21.55%
Risk-free rate of return	2.02%	1.29%	1.61%
Expected option term (years)	5.04	4.97	4.96

(1)	Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three years ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	29,495,612	61.80
Granted	5,967,256	103.87
Exercised	(4,190,298)	53.40
Lapsed or canceled	(703,132)	84.31

Outstanding at December 31, 2015	30,569,438	70.76
Granted	6,281,053	103.51
Exercised	(7,075,852)	57.41
Lapsed or canceled	(1,107,339)	96.81

Outstanding at December 31, 2016	28,667,300	79.57
Granted	5,098,569	125.16
Exercised	(8,840,019)	62.34
Lapsed or canceled	(1,516,557)	109.04

Outstanding at December 31, 2017	23,409,293	$94.16

Vested and expected to vest at December 31, 2017(1)	21,979,487	$92.58

Exercisable at December 31, 2017	12,288,854	$78.35

(1)

Represents the sum of vested options of 12.3 million and expected to vest options of 9.7 million. Expected to vest options are derived by applying the pre-vesting forfeiture rate assumption to total outstanding unvested options of 11.2 million.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

Range of Exercise prices	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$28.19–$64.99	4,204,045	3.38	$54.75	$415	4,204,045	$54.75	$415
$65.00–$89.99	2,402,025	5.17	69.59	201	2,401,220	69.59	201
$90.00–$99.99	3,189,936	6.16	93.41	191	2,239,440	93.41	134
$100.00–$114.99	8,974,559	7.71	103.45	448	3,427,616	103.37	172
$115.00–$134.00	4,638,728	9.17	125.15	131	16,533	124.20	—

	23,409,293	6.75	94.16	$1,386	12,288,854	78.35	$922

(1)	Average remaining contractual life in years.

There were 15,536,961, and 17,202,377 options exercisable at weighted average exercise prices of $63.39 and $55.11 at December 31, 2016 and 2015.

The following table summarizes the financial statement impact from stock options exercised:

Options Exercised	Years Ended December 31,
	2017	2016	2015
Intrinsic value(1)	$620	$395	$210
Tax benefit realized	221	137	73

(1)	Represents the amount by which the stock price exceeded the exercise price of the options on the date of exercise.

At December 31, 2017 there was $108 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.32 years. The total fair value of options vested during 2017, 2016 and 2015 was $87 million, $76 million and $73 million.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information about RSU activity for the three years ended December 31, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	5,899,194	70.32
Granted	1,190,406	103.04
Vested	(1,681,342)	56.38
Forfeited	(426,670)	77.73

Non-vested at December 31, 2015	4,981,588	82.18
Granted	1,364,469	110.49
Vested	(1,486,173)	68.58
Forfeited	(392,541)	88.88

Non-vested at December 31, 2016	4,467,343	94.17
Granted	1,274,791	129.71
Vested	(1,289,892)	81.37
Forfeited	(505,415)	103.06

Non-vested at December 31, 2017	3,946,827	$108.60

As of December 31, 2017, there was approximately $210 million of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 3.15 years.

The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Years Ended December 31,
	2017	2016	2015
Compensation expense	$97	$97	$97
Future income tax benefit recognized	19	30	29

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The following table summarizes information concerning our recorded liabilities for environmental costs:

	Years Ended December 31,
	2017	2016	2015
Beginning of year	$511	$518	$591
Accruals for environmental matters deemed probable and reasonably estimable	287	195	194
Environmental liability payments	(212)	(228)	(273)
Other	9	26	6

End of year	$595	$511	$518

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2017	2016
Accrued liabilities	$226	$252
Other liabilities	369	259

	$595	$511

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

Honeywell and the federal and New York State natural resource trustees have submitted a consent decree to the federal court requesting approval for a negotiated settlement of natural resource damages claims for this site.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•

North American Refractories Company (“NARCO”), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•

Bendix Friction Materials (“Bendix”) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2017			2016			2015
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$641	$919	$1,560	$622	$921	$1,543	$623	$929	$1,552
Accrual for update to estimated liability	199	31	230	203	9	212	180	8	188
Change in estimated cost of future claims	(4)	—	(4)	13	—	13	11	—	11
Update of expected resolution values for pending claims	3	—	3	4	—	4	1	—	1
Asbestos related liability payments	(223)	(43)	(266)	(201)	(11)	(212)	(193)	(16)	(209)

End of year	$616	$907	$1,523	$641	$919	$1,560	$622	$921	$1,543

Insurance Recoveries for Asbestos Related Liabilities

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2017			2016			2015
	Bendix	NARCO	Total	Bendix	NARCO	Total	Bendix	NARCO	Total
Beginning of year	$121	$319	$440	$124	$325	$449	$135	$350	$485
Probable insurance recoveries related to estimated liability	22	—	22	26	—	26	21	—	21
Insurance receipts for asbestos related liabilities	(20)	(7)	(27)	(37)	(6)	(43)	(33)	(30)	(63)
Insurance receivables settlements and write offs	—	—	—	7	—	7	1	6	7
Other	—	—	—	1	—	1	—	(1)	(1)

End of year	$123	$312	$435	$121	$319	$440	$124	$325	$449

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	December 31,
	2017	2016
Other current assets	$24	$23
Insurance recoveries for asbestos related liabilities	411	417

	$435	$440

Accrued liabilities	$350	$546
Asbestos related liabilities	1,173	1,014

	$1,523	$1,560

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement. Claims processing continued during this period as the parties attempted to resolve disputed issues. The Standstill Agreement expired on October 12, 2017. Notwithstanding its expiration, claims processing continues, and Honeywell continues to negotiate and attempt to resolve remaining disputed issues (that is, instances where Honeywell believes the Trust is not processing claims in accordance with established Trust Distribution Procedures). Honeywell reserves its right to seek judicial intervention should negotiations fail or prove futile. As of December 31, 2017, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for Pre-established Unliquidated Claims ($145 million), as well as unsettled claims pending as of the time NARCO filed for bankruptcy protection and operating and legal costs related to the Trust (collectively $19 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

($743 million). The estimate of future NARCO claims was prepared in 2002, in the same year NARCO filed for bankruptcy protection, using NARCO tort system litigation experience based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Accordingly, the estimated value of future NARCO asbestos claims was prepared before there was data on claims filings and payment rates in the NARCO Trust under the Trust Distribution Procedures and also prepared when the stay of all NARCO asbestos claims was in effect (which remained in effect until NARCO emerged from Bankruptcy protection). Some critical assumptions underlying this commonly accepted methodology included claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of the future NARCO liability reflects claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Given the Trust’s lack of sufficient claims processing experience since NARCO emerged from bankruptcy protection, it is not yet possible to reliably estimate future claim costs based on actual Trust experience.

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

Bendix Products—The following tables present information regarding Bendix related asbestos claims activity:

Claims Activity	Years Ended December 31,
	2017	2016
Claims Unresolved at the beginning of year	7,724	7,779
Claims Filed	2,645	2,830
Claims Resolved	(4,089)	(2,885)

Claims Unresolved at the end of year	6,280	7,724

Disease Distribution of Unresolved Claims	December 31,
	2017	2016
Mesothelioma and Other Cancer Claims	3,062	3,490
Nonmalignant Claims	3,218	4,234

Total Claims	6,280	7,724

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in whole dollars)
Malignant claims	$56,000	$44,000	$44,000	$53,500	$51,000
Nonmalignant claims	$2,800	$4,485	$100	$120	$850

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:

Honeywell v. United Auto Workers (UAW) et. al—In September 2011, the UAW and certain Honeywell retirees filed a suit in the Eastern District of Michigan alleging that the Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW do not provide for limitations on Honeywell’s obligation to contribute toward healthcare coverage for former employees who retired under the MCBAs (“CAPS”). Honeywell subsequently answered the UAW’s complaint and asserted counterclaims.

Honeywell began enforcing the CAPS against former employees who retired after the initial inclusion of the CAPS in the 2003 MCBA (the post-2003 retirees) on January 1, 2014. The UAW and certain of the plaintiffs filed a motion for partial summary judgment with respect to the post-2003 retirees, seeking a ruling that the 2003 MCBA did not limit Honeywell’s obligation to contribute to healthcare coverage for those retirees. That motion remains pending. Honeywell is confident that the District Court will find that the 2003 MCBA does, in fact, limit Honeywell’s retiree healthcare obligation for the post-2003 retirees. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for post-2003 retirees would increase by approximately $79 million, reflecting the estimated value of these CAPS.

In the second quarter of 2014, the parties agreed to stay the proceedings with respect to former employees who retired before the initial inclusion of the CAPS in the 2003 MCBA (the pre-2003 retirees) until the Supreme Court decided M&G Polymers USA, LLC v. Tackett. The Supreme Court decided the case on January 26, 2015 and, based on the ruling, Honeywell began enforcing the CAPS against the pre-2003 retirees on May 1, 2015. Honeywell is confident that the CAPS will be upheld by the District Court and that its liability for healthcare coverage premiums with respect to the putative class will be limited as negotiated and expressly set forth in the applicable MCBAs. In the event of an adverse ruling, however, Honeywell’s other postretirement benefits for pre-2003 retirees would increase by approximately $103 million, reflecting the estimated value of these CAPS.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2017	2016	2015
Beginning of year	$487	$416	$403
Accruals for warranties/guarantees issued during the year	215	326	206
Adjustment of pre-existing warranties/guarantees	(27)	(40)	13
Settlement of warranty/guarantee claims	(267)	(215)	(206)

End of year	$408	$487	$416

Product warranties and product performance guarantees are included in the following balance sheet accounts:

	December 31,
	2017	2016
Accrued liabilities	$307	$351
Other liabilities	101	136

	$408	$487

Note 20. Pension and Other Postretirement Benefits

We sponsor a number of both funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of our U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. All non-union hourly and salaried employees joining Honeywell for the first time after December 31, 2012, are not eligible to participate in Honeywell’s U.S. defined benefit pension plans. We also sponsor defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally the UK, Netherlands, Germany, and Canada. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

We also sponsor postretirement benefit plans that provide health care benefits and life insurance coverage mainly to U.S. eligible retirees. None of Honeywell’s U.S. employees are eligible for a retiree medical subsidy from the Company. In addition, the vast majority of Honeywell’s U.S. retirees either have no Company subsidy or have a fixed-dollar subsidy amount. This significantly limits our exposure to the impact of future health care cost increases. The retiree medical and life insurance plans are not funded. Claims and expenses are paid from our operating cash flow.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$17,414	$17,298	$6,483	$6,338
Service cost	172	191	40	47
Interest cost	586	600	147	179
Plan amendments	—	—	(1)	—
Actuarial (gains) losses	1,234	448	(24)	1,125
Benefits paid	(1,146)	(1,135)	(253)	(243)
Settlements and curtailments	(109)	—	—	(50)
Foreign currency translation	—	—	614	(930)
Other	—	12	13	17

Benefit obligation at end of year	18,151	17,414	7,019	6,483

Change in plan assets:
Fair value of plan assets at beginning of year	16,814	16,349	6,120	6,117
Actual return on plan assets	3,287	1,554	539	1,006
Company contributions	139	36	161	186
Benefits paid	(1,146)	(1,135)	(253)	(243)
Settlements and curtailments	(109)	—	—	—
Foreign currency translation	—	—	569	(957)
Other	—	10	15	11

Fair value of plan assets at end of year	18,985	16,814	7,151	6,120

Funded status of plans	$834	$(600)	$132	$(363)

Amounts recognized in Consolidated Balance
Sheet consist of:
Prepaid pension benefit cost(1)	$1,205	$—	$944	$380
Accrued pension liabilities—current(2)	(27)	(106)	(12)	(11)
Accrued pension liabilities—noncurrent(3)	(344)	(494)	(800)	(732)

Net amount recognized	$834	$(600)	$132	$(363)

(1)	Included in Other assets on Consolidated Balance Sheet

(2)	Included in Accrued liabilities on Consolidated Balance Sheet

(3)	Included in Other liabilities on Consolidated Balance Sheet

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Other Postretirement Benefits
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$492	$569
Service cost	—	—
Interest cost	19	20
Plan amendments	91	27
Actuarial (gains) losses	(14)	(31)
Benefits paid	(58)	(93)

Benefit obligation at end of year	530	492

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	—	—

Funded status of plans	$(530)	$(492)

Amounts recognized in Consolidated Balance Sheet consist of:
Accrued liabilities	$(62)	$(62)
Postretirement benefit obligations other than pensions(1)	(468)	(430)

Net amount recognized	$(530)	$(492)

(1)	Excludes non-U.S. plans of $44 million and $43 million in 2017 and 2016.

Amounts recognized in Accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2017 and 2016 are as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Prior service (credit)	$(268)	$(312)	$(13)	$(11)
Net actuarial loss	248	1,099	427	582

Net amount recognized	$(20)	$787	$414	$571

	Other Postretirement Benefits
	2017	2016
Prior service (credit)	$(244)	$(393)
Net actuarial loss	109	136

Net amount recognized	$(135)	$(257)

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

Net Periodic Benefit Cost	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Service cost	$172	$191	$223	$40	$47	$51
Interest cost	586	600	696	147	179	177
Expected return on plan assets	(1,262)	(1,226)	(1,278)	(411)	(377)	(358)
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service (credit) cost	(43)	(43)	13	(1)	(3)	(3)
Recognition of actuarial losses	41	27	52	46	246	15
Settlements and curtailments	18	—	8	—	(7)	2

Net periodic benefit (income) cost	$(488)	$(451)	$(286)	$(179)	$85	$(115)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Actuarial (gains) losses	$(792)	$121	$775	$(153)	$447	$27
Prior service (credit)	—	—	(429)	(1)	—	—
Transition obligation recognized during year	—	—	—	—	—	(1)
Prior service (cost) credit recognized during year	43	43	(13)	1	10	3
Actuarial losses recognized during year	(59)	(27)	(52)	(46)	(246)	(17)
Foreign currency translation	—	—	—	43	(83)	(37)

Total recognized in other comprehensive (income) loss	$(808)	$137	$281	$(156)	$128	$(25)

Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(1,296)	$(314)	$(5)	$(335)	$213	$(140)

The estimated prior service (credit) for pension benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2018 are expected to be ($43) million and ($1) million for U.S. and non-U.S. pension plans.

Net Periodic Benefit Cost	Other Postretirement Benefits Years Ended December 31,
	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	19	20	33
Amortization of prior service (credit)	(58)	(76)	(30)
Recognition of actuarial losses	13	22	34

Net periodic benefit (income) cost	$(26)	$(34)	$37

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	Years Ended December 31,
	2017	2016	2015
Actuarial (gains) losses	$(14)	$(31)	$(55)
Prior service cost (credit)	91	27	(290)
Prior service credit recognized during year	58	76	30
Actuarial losses recognized during year	(13)	(22)	(34)

Total recognized in other comprehensive (income) loss	$122	$50	$(349)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$96	$16	$(312)

The estimated net loss and prior service (credit) for other postretirement benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) in 2018 are expected to be $9 million and ($52) million.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.68%	4.20%	4.46%	2.36%	2.51%	3.49%
Expected annual rate of compensation increase	4.50%	4.50%	4.48%	0.73%	2.17%	2.11%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	4.20%	4.46%	4.08%	2.51%	3.49%	3.26%
Discount rate—service cost	4.42%	4.69	N/A	2.14%	2.92	N/A
Discount rate—interest cost	3.49%	3.59	N/A	2.19%	3.07	N/A
Expected rate of return on plan assets	7.75%	7.75%	7.75%	6.43%	6.65%	6.94%
Expected annual rate of compensation increase	4.50%	4.48%	4.50%	2.17%	2.11%	2.53%

	Other Postretirement Benefits
	2017	2016	2015
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.39%	3.65%	3.80%
Actuarial assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate(1)	3.60%	3.80%	3.45%

(1)	Discount rate was 3.65% for 1/1/17 through 2/28/17. Rate was changed to 3.60% for the remainder of 2017 due to Plan remeasurement as of 3/1/17.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

weighted-average yield of this hypothetical portfolio as a discount rate benchmark. The discount rate used to determine the other postretirement benefit obligation is lower principally due to a shorter expected duration of other postretirement plan obligations as compared to pension plan obligations.

During the fourth quarter of 2015 we changed the methodology used to estimate the service and interest cost components of net periodic benefit (income) cost for our significant pension plans. Previously, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change did not affect the measurement of our pension obligation and was applied prospectively as a change in estimate. For our U.S. pension plans, the single weighted average spot rates used to determine service and interest costs for 2018 are 3.77% and 3.27%.

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

Pension Benefits

The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Projected benefit obligation	$371	$17,414	$1,082	$2,294
Accumulated benefit obligation	$360	$17,263	$1,018	$2,220
Fair value of plan assets	—	$16,814	$269	$1,552

Accumulated benefit obligation for our U.S. defined benefit pension plans were $18.1 billion and $17.3 billion and for our Non-U.S. defined benefit pension plans were $6.9 billion and $6.4 billion at December 31, 2017 and 2016.

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

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

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

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,832	$2,832	$—	$—
U.S. equities	3,573	3,573	—	—
Non-U.S. equities	2,631	2,618	13	—
Real estate investment trusts	265	265	—	—
Fixed income:
Short term investments	919	919	—	—
Government securities	428	—	428	—
Corporate bonds	5,052	—	5,052	—
Mortgage/Asset-backed securities	742	—	742	—
Insurance contracts	8	—	8	—
Direct investments:
Direct private investments	752	—	—	752
Real estate properties	597	—	—	597

Total	17,799	$10,207	$6,243	$1,349

Investments measured at NAV:
Private funds	901
Real estate funds	84
Hedge funds	20
Commingled Funds	181

Total assets at fair value	$18,985

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	U.S. Plans
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Equities:
Honeywell common stock	$2,140	$2,140	$—	$—
U.S. equities	3,583	3,583	—	—
Non-U.S. equities	2,069	2,037	32	—
Real estate investment trusts	203	203	—	—
Fixed income:
Short term investments	1,306	1,306	—	—
Government securities	305	—	305	—
Corporate bonds	4,366	—	4,366	—
Mortgage/Asset-backed securities	617	—	617	—
Insurance contracts	7	—	7	—
Direct investments:
Direct private investments	609	—	—	609
Real estate properties	664	—	—	664

Total	15,869	$9,269	$5,327	$1,273

Investments measured at NAV:
Private funds	815
Real estate funds	110
Hedge funds	20

Total assets at fair value	$16,814

	Non-U.S. Plans
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$573	$420	$153	$—
Non-U.S. equities	2,801	99	2,702	—
Fixed income:
Short-term investments	238	238	—	—
Government securities	1,685	—	1,685	—
Corporate bonds	1,364	—	1,364	—
Mortgage/Asset-backed securities	47	—	47	—
Insurance contracts	157	—	157	—
Investments in private funds:
Private funds	52	—	21	31
Real estate funds	149	—	—	149

Total	7,066	$757	$6,129	$180

Investments measured at NAV:
Private funds	29
Real estate funds	56

Total assets at fair value	$7,151

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Non-U.S. Plans
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$650	$525	$125	$—
Non-U.S. equities	2,153	219	1,934	—
Fixed income:
Short-term investments	146	146	—	—
Government securities	1,530	—	1,530	—
Corporate bonds	1,220	—	1,220	—
Mortgage/Asset-backed securities	18	—	18	—
Insurance contracts	152	—	152	—
Investments in private funds:
Private funds	42	—	19	23
Real estate funds	124	—	—	124

Total	6,035	$890	$4,998	$147

Investments measured at NAV:
Private funds	33
Real estate funds	52

Total assets at fair value	$6,120

The following table summarizes changes in the fair value of Level 3 assets for both U.S. and Non-U.S. plans:

	U.S. Plans		Non-U.S. Plans
	Direct Private Investments	Real Estate Properties	Private Funds	Real Estate Funds
Balance at December 31, 2015	$535	$626	$10	$152
Actual return on plan assets:
Relating to assets still held at year-end	(42)	11	1	(22)
Relating to assets sold during the year	28	7	—	(1)
Purchases	141	48	12	—
Sales and settlements	(53)	(28)	—	(5)

Balance at December 31, 2016	609	664	23	124
Actual return on plan assets:
Relating to assets still held at year-end	33	2	5	26
Relating to assets sold during the year	51	31	—	—
Purchases	148	18	6	—
Sales and settlements	(89)	(118)	(3)	(1)

Balance at December 31, 2017	$752	$597	$31	$149

The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by our pension plans to cover the notional value of the futures contracts. At December 31, 2017 and 2016, our U.S. plans had contracts with notional amounts of $4,188 million and $3,775 million. At December 31, 2017 and 2016, our non-U.S. plans had contracts with notional amounts of $133 million and $55 million. In both our U.S. and non-U.S. pension plans, the notional derivative exposure is primarily related to outstanding equity futures contracts.

Common stocks, preferred stocks, real estate investment trusts, and short-term investments are valued at the closing price reported in the active market in which the individual securities are traded. Corporate bonds, mortgages, asset-backed securities, and government securities are valued either by

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2017, 2016, and 2015, we were not required to make contributions to our U.S. pension plans and no contributions were made. We are not required to make any contributions to our U.S. pension plans in 2018. In 2017, contributions of $136 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2018, we expect to make contributions of cash and/or marketable securities of approximately $142 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2018	$1,170	$261
2019	1,159	256
2020	1,165	264
2021	1,169	271
2022	1,176	289
2023-2027	5,795	1,477

Other Postretirement Benefits

	December 31,
	2017	2016
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2023	2023

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1 percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$28	$(22)

Benefit payments reflecting expected future service, as appropriate, are expected to be paid as follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Without Impact of Medicare Subsidy	Net of Medicare Subsidy
2018	$67	$62
2019	62	57
2020	58	53
2021	54	49
2022	50	46
2023-2027	161	145

Note 21. Segment Financial Data

We globally manage our business operations through four reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

Honeywell’s senior management evaluates segment performance based on segment profit. Segment profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, other income (expense), interest and other financial charges, stock compensation expenses, pension and other postretirement benefits (expense), stock compensation expense and repositioning and other charges.

Effective October 2017, the Company realigned the Smart Energy business, previously part of the Home and Building Technologies segment, into the Process Solutions business within the Performance Materials and Technologies segment.

Effective July 2016, the Company realigned the business units comprising its Automation and Control Solutions reporting segment by forming two new reportable operating segments: Home and Building Technologies and Safety and Productivity Solutions.

These realignments have no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Prior period amounts have been reclassified to conform to current period segment presentation.

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net Sales
Aerospace
Product	$10,067	$9,926	$10,379
Service	4,712	4,825	4,858

Total	14,779	14,751	15,237
Home and Building Technologies
Product	8,396	8,250	7,850
Service	1,381	1,240	1,176

Total	9,777	9,490	9,026
Performance Materials and Technologies
Product	8,521	8,725	7,809
Service	1,818	1,711	1,801

Total	10,339	10,436	9,610
Safety and Productivity Solutions
Product	5,333	4,461	4,657
Service	306	164	51

Total	5,639	4,625	4,708

	$40,534	$39,302	$38,581

Depreciation and amortization
Aerospace	$279	$275	$267
Home and Building Technologies	118	107	100
Performance Materials and Technologies	441	399	286
Safety and Productivity Solutions	219	188	173
Corporate	58	61	57

	$1,115	$1,030	$883

Segment Profit
Aerospace	$3,288	$2,991	$3,218
Home and Building Technologies	1,650	1,621	1,492
Performance Materials and Technologies	2,206	2,112	2,010
Safety and Productivity Solutions	852	680	746
Corporate	(306)	(218)	(210)

	$7,690	$7,186	$7,256

Capital expenditures
Aerospace	$380	$331	$314
Home and Building Technologies	88	92	103
Performance Materials and Technologies	303	473	481
Safety and Productivity Solutions	79	55	47
Corporate	181	144	128

	$1,031	$1,095	$1,073

	December 31,
	2017	2016	2015
Total Assets
Aerospace	$11,769	$11,426	$11,235
Home and Building Technologies	10,592	10,392	10,464
Performance Materials and Technologies	17,203	15,835	15,185
Safety and Productivity Solutions	9,456	8,951	7,006
Corporate	10,367	7,542	5,426

	$59,387	$54,146	$49,316

A reconciliation of segment profit to consolidated income from continuing operations before taxes are as follows:

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Segment Profit	$7,690	$7,186	$7,256
Other income (expense)(1)	28	71	38
Interest and other financial charges	(316)	(338)	(310)
Stock compensation expense(2)	(176)	(184)	(175)
Pension ongoing income (expense)(2)	713	601	430
Pension mark-to-market expense(2)	(87)	(273)	(67)
Other postretirement income (expense)(2)	21	32	(40)
Repositioning and other charges(2)	(971)	(648)	(546)

Income before taxes	$6,902	$6,447	$6,586

(1)	Equity income (loss) of affiliated companies is included in Segment Profit.

(2)	Amounts included in cost of products and services sold and selling, general and administrative expenses.

Note 22. Geographic Areas—Financial Data

	Net Sales(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
	2017	2016	2015	2017	2016	2015
United States	$22,722	$22,652	$23,771	$3,604	$3,744	$3,939
Europe	10,400	9,966	8,674	927	741	746
Other International	7,412	6,684	6,136	1,395	1,308	1,104

	$40,534	$39,302	$38,581	$5,926	$5,793	$5,789

(1)

Sales between geographic areas approximate market and are not significant. Net sales are classified according to their country of origin. Included in United States net sales are export sales of $4,974 million, $5,290 million and $5,526 million in 2017, 2016 and 2015.

(2)	Long-lived assets are comprised of property, plant and equipment - net.

Note 23. Supplemental Cash Flow Information

	Years Ended December 31,
	2017	2016	2015
Payments for repositioning and other charges:
Severance and exit cost payments	$(177)	$(228)	$(118)
Environmental payments	(212)	(228)	(273)
Insurance receipts for asbestos related liabilities	27	43	63
Asbestos related liability payments	(266)	(212)	(209)

	$(628)	$(625)	$(537)

Interest paid, net of amounts capitalized	$306	$329	$310
Income taxes paid, net of refunds	1,751	1,142	1,192
Non-cash investing and financing activities:
Common stock contributed to savings plans	172	168	174
Marketable securities contributed to non-U.S. pension plans	89	106	109

HONEYWELL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share amounts)

Non-cash operating activities reported within Other of the Consolidated Statement of Cash Flows included the noncurrent portion of the 2017 provisional tax charge of $1,737 due to the imposition of the mandatory transition tax on the deemed repatriation of certain undistributed foreign earnings, and within Deferred income taxes the provisional tax charge of $2,094 related to the estimated foreign and state taxes on undistributed earnings of its foreign affiliates (see Note 5 Income Taxes).

Note 24. Unaudited Quarterly Financial Information

	2017
	Mar. 31	June 30	Sept. 30	Dec. 31(3)	Year
Net Sales	$9,492	$10,078	$10,121	$10,843	$40,534
Gross Profit	3,136	3,228	3,248	3,347	12,959
Net income (loss) attributable to Honeywell	1,326	1,392	1,348	(2,411)	1,655
Earnings (loss) per common share—basic(1)	1.74	1.82	1.77	(3.18)	2.17
Earnings (loss) per common share—assuming dilution(1)(2)	1.71	1.80	1.75	(3.18)	2.14
Cash dividends per common share	0.6650	0.6650	0.6650	0.7450	2.74
Market price per common share
High	127.25	135.84	141.75	155.96	155.96
Low	116.18	122.50	133.37	142.55	116.18

	2016
	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Net Sales	$9,522	$9,991	$9,804	$9,985	$39,302
Gross Profit	2,975	3,170	2,901	3,106	12,152
Net income attributable to Honeywell	1,216	1,319	1,240	1,034	4,809
Earnings per common share—basic	1.58	1.73	1.62	1.36	6.29
Earnings per common share—assuming dilution	1.56	1.70	1.60	1.34	6.20
Cash dividends per common share	0.5950	0.5950	0.5950	0.6650	2.45
Market price per common share
High	113.23	117.32	119.88	118.09	119.88
Low	96.24	111.46	111.60	105.78	96.24

(1)

Total for the full year may differ from the sum of the individual quarters due to the requirement to use weighted average shares each quarter, which may fluctuate with share repurchases and share issuances, and due to the impact of losses in a quarter.

(2)	Due to a loss for the quarter ended December 31, 2017, no incremental shares were included because the effect would be antidilutive.

(3)

For the quarter ended December 31, 2017 Net income (loss) attributable to Honeywell, Earnings (loss) per common share - basic and Earnings (loss) per common share - assuming dilution were impacted by the Tax Cuts and Jobs Act; see Note 5 Income Taxes for further details.

Report of Independent Registered Public Accounting Firm

TO THE SHAREOWNERS AND THE BOARD OF DIRECTORS OF HONEYWELL INTERNATIONAL INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Honeywell International Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 9, 2018

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Honeywell management maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes that have materially affected, or are reasonably likely to materially affect, Honeywell’s internal control over financial reporting that have occurred during the quarter ended December 31, 2017.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2017. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2017.

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

Management assessed the effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management determined that Honeywell maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of Honeywell’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the fiscal year ended December 31, 2017, including the activities disclosed below, were conducted by our non-U.S. subsidiaries under General License H, (ii) under General License I, or (iii) under a specific license issued by U.S. Treasury’s Office of Foreign Assets Control (OFAC), and otherwise in compliance with all applicable laws, including sanctions regulations administered by OFAC.

In the fiscal year ended December 31, 2017, the non-U.S. subsidiaries of our UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•

Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $54.2 million (expected total value of these contracts is approximately $81.2 million).

•

Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $1.8 million (expected total value of these contracts is approximately $3.5 million).

In the fiscal year ended December 31, 2017, the non-U.S. subsidiaries of our Process Solutions business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•

Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new contracts, which resulted in revenue of approximately $1.4 million (expected total value of these contracts is approximately $6.9 million).

•	Sold approximately $0.4 million of non-U.S. origin products to distributors (including an Iranian distributor) for use in the gas distribution sector in Iran.

We intend to continue doing business in Iran under General Licenses H and I or under a specific license issued by OFAC, and otherwise in compliance with all applicable laws. Such activities may require additional disclosure pursuant to Section 13(r) of the Act.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information relating to the Directors of Honeywell, as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2017, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of Honeywell appears in Part I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant.

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

EQUITY COMPENSATION PLANS

As of December 31, 2017 information about our equity compensation plans is as follows:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	29,299,135	(1)	$94.16	(2)	44,805,201	(3)
Equity compensation plans not approved by security holders	404,048	(4)	N/A	(5)	N/A	(6)

Total	29,703,183		$94.16		44,805,201

(1)

Equity compensation plans approved by shareowners which are included in column (a) of the table are the 2016 Stock Incentive Plan, the 2011 Stock Incentive Plan and the 2006 Stock Incentive Plan (including 23,175,962 shares of Common Stock to be issued for options; 3,922,890 RSUs subject to continued employment; and 1,896,307 deferred RSUs); and the 2016 Stock Plan for Non-Employee Directors and the 2006 Stock Plan for Non-Employee Directors (including 283,431 shares of Common Stock to be issued for options; and 20,545 RSUs subject to continued services). RSUs included in column (a) of the table represent the full number of RSUs awarded and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

1,398,906 growth plan units were issued and remain outstanding for the performance cycle commencing January 1, 2016 and ended December 31, 2017 pursuant to the 2011 Stock Incentive Plan. The value of this growth plan award will be paid in cash and, thus, growth plan units are not included in the table above.

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

(3)

The number of shares that may be issued under the 2016 Stock Incentive Plan as of December 31, 2017 is 42,025,990 which includes the following additional shares that may again be available for issuance: shares that are settled for cash, expire, are canceled, or under similar prior plans, are tendered as option exercise price or tax withholding obligations, are reacquired with cash option exercise price or with monies attributable to any tax deduction to Honeywell upon the exercise of an option, or are under any outstanding awards assumed under any equity compensation plan of an entity acquired by Honeywell. No securities are available for future issuance under the 2011 Stock Incentive Plan or the 2006 Stock Incentive Plan.

The number of shares that may be issued under the Honeywell Global Stock Plan as of December 31, 2017 is 1,854,517. This plan is an umbrella plan for three plans described below maintained solely for eligible employees of participating non-U.S. countries.

•

The UK Sharebuilder Plan allows an eligible UK employee to invest taxable earnings in Common Stock. The Company matches those shares and dividends paid are used to purchase additional shares of Common Stock. For the year ending December 31, 2017, 46,573 shares were credited to participants’ accounts under the UK Sharebuilder Plan.

•

The Honeywell International Technologies Employees Share Ownership Plan (Ireland) and the Honeywell Measurex (Ireland) Limited Group Employee Profit Sharing Scheme, allow eligible employees in Ireland to contribute specified percentages of base pay, bonus or performance pay that are then invested in Common Stock. For the year ending December 31, 2017, 5,887 shares of Common Stock were credited to participants’ accounts under these two plans.

The remaining 924,694 shares included in column (c) are shares remaining under the 2016 Stock Plan for Non-Employee Directors.

(4)	Equity compensation plans not approved by shareowners included in the table refers to the Supplemental Non-Qualified Savings Plan for Highly Compensated Employees.

The Supplemental Non-Qualified Savings Plan for Highly Compensated Employees is an unfunded, non-tax qualified plan that provides benefits equal to the employee deferrals and company matching allocations that would have been provided under Honeywell’s U.S. tax-qualified savings plan if the Internal Revenue Code limitations on compensation and contributions did not apply. The Company matching contribution is credited to participants’ accounts in the form of notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares to be issued under this plan based on the value of the notional shares as of December 31, 2017 is 399,676.

The AlliedSignal Incentive Compensation Plan for Executive Employees was a cash incentive compensation plan maintained by AlliedSignal Inc. This plan has expired. Employees were permitted to defer receipt of a cash bonus payable under the plan and invest the deferred bonus in notional shares of Common Stock. The notional shares are distributed in the form of actual shares of Common Stock. The number of shares of Common Stock that remain to be issued as of December 31, 2017 is 4,372.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page Number in Form 10-K
(a)(2.) Exhibits
See the Exhibit Index of this Annual Report on Form 10-K	96

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL INTERNATIONAL INC.

Date: February 9, 2018	By:	/s/ Jennifer H. Mak

Jennifer H. Mak Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Name

*	*

David M. Cote Chairman of the Board	Judd Gregg Director

*	*

Darius Adamczyk President and Chief Executive Officer and Director (Principal Executive Officer)	Clive Hollick Director

*	*

William S. Ayer Director	Grace D. Lieblein Director

*	*

Kevin Burke Director	George Paz Director

*	*

Jaime Chico Pardo Director	Bradley T. Sheares, Ph.D. Director

*	*

D. Scott Davis Director	Robin L. Washington Director

*

Linnet F. Deily Director

/s/ Thomas A. Szlosek	/s/ Jennifer H. Mak

Thomas A. Szlosek Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Jennifer H. Mak Vice President and Controller (Principal Accounting Officer)

*By:	/s/ Thomas A. Szlosek

(Thomas A. Szlosek Attorney-in-fact)

February 9, 2018

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 26, 2010 (incorporated by reference to Exhibit 3(i) to Honeywell’s Form 8-K filed April 27, 2010)
3(ii)	By-laws of Honeywell International Inc., as amended February 12, 2016 (incorporated by reference to Exhibit 3(ii) to Honeywell’s Form 8-K filed February 12, 2016)
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

10.1*

Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for quarter ended June 30, 2003)

10.2*

Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed December 21, 2004)

10.3*

Amendment to Deferred Compensation Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-K for the year ended December 31, 2005)

10.4*

Honeywell International Inc. Incentive Compensation Plan for Executive Employees, as amended and restated (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.5*

Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.6*

Amendment to Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.7*

Amendment to Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2012)

10.8*

Amendment to Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.9*

Amendment to Supplemental Non-Qualified Savings Plan for Highly Compensated Employees of Honeywell International Inc. and its Subsidiaries, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2015)

10.10*	Honeywell International Inc. Severance Plan for Designated Officers, as amended and restated (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-K for the year ended December 31, 2013)

Exhibit No.	Description

10.11*

Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.12*

Amendment to Salary and Incentive Award Deferral Plan for Selected Employees of Honeywell International Inc. and its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.13*	Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.14*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.15*	Amendment to Honeywell International Inc. Supplemental Pension Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.16*

Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.17*

Amendment to Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2009)

10.18*

Amendment to Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.19*

Amendment to Honeywell International Inc. Supplemental Executive Retirement Plan for Executives in Career Band 6 and Above, as amended and restated (incorporated by reference to Exhibit 10.8 to Honeywell’s Form 10-K for the year ended December 31, 2015)

10.20*	Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.21*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.13 to Honeywell’s Form 10-K for the year ended December 31, 2009)
10.22*	Amendment to Honeywell Supplemental Defined Benefit Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.23*

Honeywell International Inc. Severance Plan for Corporate Staff Employees (Involuntary Termination Following a Change in Control), as amended and restated (incorporated by reference to Exhibit 10.12 to Honeywell’s Form 10-K for the year ended December 31, 2013)

10.24*	Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 8-K filed March 4, 2002)

Exhibit No.	Description

10.25*

Amendment to Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended September 30, 2008)

10.26*

Amendment to Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.17 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.27*

Amendment to Employment Agreement dated as of February 18, 2002 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2013)

10.28*	Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.29*

Amendment to Deferred Compensation Agreement dated August 4, 2006 between Honeywell and David M. Cote (incorporated by reference to Exhibit 10.22 to Honeywell’s Form 10-K for the year ended December 31, 2009)

10.30*	Honeywell Supplemental Retirement Plan (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.31*	Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2006)
10.32*	Amendment to Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s Form 10-K for the year ended December 31, 2008)
10.33*	Amendment to Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 to Honeywell’s 10-K for the year ended December 31, 2009)
10.34*	Amendment to Pittway Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.16 to Honeywell’s Form 10-K for the year ended December 31, 2015)
10.35*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.26 to Honeywell’s Form 10-K for the year ended December 31, 2008)

10.36*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates, as amended and restated (incorporated by reference to Exhibit 10.1 to Honeywell’s 10-Q for the quarter ended March 31, 2011)

10.37*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.38*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2009)

10.39*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Performance Share Agreement (incorporated by reference to Exhibit 10.30 to Honeywell’s Form 10-K for the year ended December 31, 2006)

10.40*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.31 to Honeywell’s Form 10-K for the year ended December 31, 2008)

Exhibit No.	Description

10.41*

Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.27 to Honeywell’s Form 10-K for the year ended December 31, 2011)

10.42*

Amendment to 2006 Stock Plan for Non-Employee Directors of Honeywell International Inc., as amended and restated (incorporated by reference to Exhibit 10.24 to Honeywell’s Form 10-K for the year ended December 31, 2014)

10.43*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Option Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.44*

2006 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2012)

10.45*	2007 Honeywell Global Employee Stock Plan (incorporated by reference to Honeywell’s Proxy Statement, dated March 12, 2007, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
10.46*

2006 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2010)

10.47*

2006 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.37 to Honeywell’s Form 10-K for the year ended December 31, 2010)

10.48*	Letter Agreement dated September 3, 2009 between Honeywell and Timothy Mahoney (incorporated by reference to Exhibit 10.38 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.49*	Form of Honeywell International Inc. Noncompete Agreement for Senior Executives (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2010)
10.50*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2011, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.51*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.36 to Honeywell’s Form 10-K for the year ended December 31, 2012)
10.52*	Amendment to 2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)
10.53*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.54*

2011 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.55*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.56*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Stock Option Award Agreement, Form 2 (incorporated by reference to Exhibit 10.39 to Honeywell’s Form 10-K for the year ended December 31, 2014)

Exhibit No.	Description

10.57*

2011 Stock Incentive Plan of Honeywell International Inc. and Its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.5 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.58*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Performance Plan Grant Agreement (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended March 31, 2017)

10.59*

Letter Agreement dated August 4, 2011 between Honeywell International Inc. and David M. Cote (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended September 30, 2011)

10.60*

Letter Agreement dated April 7, 2014 between Honeywell International Inc. and Thomas A. Szlosek (incorporated by reference to Exhibit 10.10 to Honeywell’s Form 10-Q for the quarter ended March 31, 2014)

10.61*

CEO Retention Agreement, as approved by the Board of Directors of Honeywell International Inc. on October 31, 2014 and agreed to by David M. Cote on December 11, 2014 (incorporated by reference to Exhibit 99.2 to Honeywell’s Form 8-K filed December 12, 2014)

10.62*

Chief Executive Officer Business Continuity Agreement as approved by the Board of Directors of Honeywell International Inc. on June 28, 2016 (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed June 28, 2016)

10.63*

Amendment to Chief Executive Officer Business Continuity Agreement as approved by the Board of Directors of Honeywell International Inc. on June 28, 2016 (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2017)

10.64*	Letter Agreement dated February 24, 2012 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended March 31, 2016)
10.65*	Offer letter dated March 31, 2016 from Honeywell International Inc. to Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed April 6, 2016)
10.66*	Employment Offer Letter dated March 1, 2017 between Honeywell and Darius Adamczyk (incorporated by reference to Exhibit 99.1 to Honeywell’s Form 8-K filed March 6, 2017)
10.67*	Offer letter dated March 11, 2013 from Honeywell International Inc. to Krishna Mikkilineni (incorporated by reference to Exhibit 10.43 to Honeywell’s Form 10-K for the year ended December 31, 2016)
10.68*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)

10.69*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.70*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Restricted Unit Agreement, Form 2 (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.71*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

Exhibit No.	Description

10.72*

2016 Stock Incentive Plan of Honeywell International Inc. and its Affiliates—Form of Growth Plan Agreement (incorporated by reference to Exhibit 10.4 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.73*	2016 Stock Plan for Non-Employee Directors (incorporated by reference to Honeywell’s Proxy Statement, dated March 10, 2016, filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934)
10.74*	2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Stock Option Award Agreement (filed herewith)
10.75*

2016 Stock Plan for Non-Employee Directors of Honeywell International Inc.—Form of Restricted Unit Agreement (incorporated by reference to Exhibit 10.6 to Honeywell’s Form 10-Q for the quarter ended June 30, 2016)

10.76*	UOP LLC Supplemental Pension Plan, as amended and restated (filed herewith)
10.77

Amended and Restated Five Year Credit Agreement dated as of July 10, 2015 among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed July 10, 2015)

10.78

Amendment No. 1, dated as of September 30, 2015, to the Amended and Restated Five Year Credit Agreement dated as of July 10, 2015 among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed October 1, 2015)

10.79

Amendment No. 2, dated as of April 29, 2016, to the Amended and Restated Five Year Credit Agreement dated as of July 10, 2015, as amended by Amendment No. 1 dated as of September 30, 2015, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank International Limited, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 29, 2016)

Exhibit No.	Description

10.80

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

10.81

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