Form 10-Q
period 2018-03-31
HONEYWELL INTERNATIONAL INC
filed 2018-04-20
CIK 773840

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 746,929,832 shares of Common Stock outstanding at March 31, 2018.

Honeywell International Inc.

Cautionary Statement about Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. They are based on management’s assumptions and assessments in the light of past experience and trends, current economic and industry conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by our forward-looking statements, including with respect to any changes in or abandonment of the proposed spin-offs. Our forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term. These forward-looking statements should be considered in the light of the information included in this report and our other filings with the Securities and Exchange Commission, including, without limitation, the Risk Factors, as well as the description of trends and other factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in our 2017 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of March 31, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

	(Dollars in millions, except per share amounts)

Product sales	$8,234	$7,540
Service sales	2,158	1,952
Net sales	10,392	9,492

Costs, expenses and other
Cost of products sold	5,905	5,381
Cost of services sold	1,288	1,148
	7,193	6,529
Selling, general and administrative expenses	1,475	1,422
Other (income) expense	(268)	(258)
Interest and other financial charges	83	75
	8,483	7,768

Income before taxes	1,909	1,724
Tax expense	458	392
Net income	1,451	1,332

Less: Net income attributable to the noncontrolling interest	13	6

Net income attributable to Honeywell	$1,438	$1,326

Earnings per share of common stock - basic	$1.92	$1.74
Earnings per share of common stock - assuming dilution	$1.89	$1.71
Cash dividends per share of common stock	$0.7450	$0.6650

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

	(Dollars in millions)

Net income	$1,451	$1,332

Other comprehensive income (loss), net of tax

Foreign exchange translation adjustment	91	248

Prior service credit (cost)	—	(46)
Actuarial (gains) losses recognized	2	2
Prior service (credit) cost recognized	(18)	(16)
Pension and other postretirement benefits adjustments	(16)	(60)

Effective portion of cash flow hedges recognized in other comprehensive income (loss)	(32)	(13)
Less: Reclassification adjustment for gains (losses) included in net income	(18)	23
Changes in fair value of effective cash flow hedges	(14)	(36)

Other comprehensive income (loss), net of tax	61	152

Comprehensive income	1,512	1,484
Less: Comprehensive income attributable to the noncontrolling interest	18	9
Comprehensive income attributable to Honeywell	$1,494	$1,475

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7,897	$7,059
Short-term investments	2,383	3,758
Accounts receivable - net	8,778	8,866
Inventories	4,766	4,613
Other current assets	1,763	1,706
Total current assets	25,587	26,002

Investments and long-term receivables	737	667
Property, plant and equipment - net	6,083	5,926
Goodwill	18,520	18,277
Other intangible assets - net	4,462	4,496
Insurance recoveries for asbestos related liabilities	404	411
Deferred income taxes	402	236
Other assets	4,753	3,372
Total assets	$60,948	$59,387
LIABILITIES
Current liabilities:
Accounts payable	$6,641	$6,584
Commercial paper and other short-term borrowings	5,406	3,958
Current maturities of long-term debt	143	1,351
Accrued liabilities	6,565	6,968
Total current liabilities	18,755	18,861

Long-term debt	12,738	12,573
Deferred income taxes	2,782	2,894
Postretirement benefit obligations other than pensions	495	512
Asbestos related liabilities	1,178	1,173
Other liabilities	7,221	5,930

Redeemable noncontrolling interest	5	5
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	6,250	6,212
Common stock held in treasury, at cost	(16,834)	(15,914)
Accumulated other comprehensive loss	(2,174)	(2,235)
Retained earnings	29,395	28,255
Total Honeywell shareowners’ equity	17,595	17,276
Noncontrolling interest	179	163
Total shareowners’ equity	17,774	17,439
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$60,948	$59,387

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,451	$1,332
Less: Net income attributable to the noncontrolling interest	13	6
Net income attributable to Honeywell	1,438	1,326
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	179	170
Amortization	109	101
Repositioning and other charges	193	129
Net payments for repositioning and other charges	(141)	(137)
Pension and other postretirement income	(254)	(183)
Pension and other postretirement benefit payments	(36)	(24)
Stock compensation expense	52	50
Deferred income taxes	46	(42)
Other	2	14
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	(61)	23
Inventories	(163)	(286)
Other current assets	(43)	(25)
Accounts payable	57	115
Accrued liabilities	(242)	(291)
Net cash provided by operating activities	1,136	940

Cash flows from investing activities:
Expenditures for property, plant and equipment	(140)	(168)
Proceeds from disposals of property, plant and equipment	2	24
Increase in investments	(583)	(1,256)
Decrease in investments	1,838	825
Other	(123)	(29)
Net cash provided by (used for) investing activities	994	(604)

Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	6,676	2,468
Payments of commercial paper and other short-term borrowings	(5,329)	(2,467)
Proceeds from issuance of common stock	60	221
Proceeds from issuance of long-term debt	3	11
Payments of long-term debt	(1,246)	(5)
Repurchases of common stock	(940)	(310)
Cash dividends paid	(556)	(503)
Other	(116)	(33)
Net cash used for financing activities	(1,448)	(618)
Effect of foreign exchange rate changes on cash and cash equivalents	156	149
Net increase (decrease) in cash and cash equivalents	838	(133)
Cash and cash equivalents at beginning of period	7,059	7,843
Cash and cash equivalents at end of period	$7,897	$7,710

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at March 31, 2018 and 2017 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. The results of operations and cash flows for the three months ended March 31, 2018 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2018 and 2017 were March 31, 2018 and April 1, 2017.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to Consolidated Financial Statements contained in the Company’s 2017 Annual Report on Form 10-K. We include herein certain updates to those policies.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Sales Recognition—Product and service sales are recognized when or as we transfer control of the promised products or services to our customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered. Sales under long-term contracts with performance obligations satisfied over time are recognized using either an input or output method. We recognize revenue over time as we perform on these contracts because of the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident, to the extent required.

The customer funding for costs incurred for nonrecurring engineering and development activities of our products under agreements with commercial customers is deferred and subsequently recognized as revenue as products are delivered to the customers. Additionally, expenses incurred, up to the customer agreed funded amount, are deferred as an asset and recognized as cost of sales when products are delivered to the customer. The deferred customer funding and costs result in recognition of deferred costs (asset) and deferred revenue (liability) on our Consolidated Balance Sheet.

Revenues for our mechanical service programs are recognized as performance obligations are satisfied over time, with recognition reflecting a series of distinct services using the output method.

The terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, cash-based incentives, rebates, performance awards, or credits. We estimate variable consideration at the most likely amount we will receive from customers. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Aerospace Sales Incentives— We provide sales incentives to commercial aircraft manufacturers and airlines in connection with their selection of our aircraft equipment, predominately wheel and braking system hardware, avionics, and auxiliary power units, for installation on commercial aircraft. These incentives consist of free or deeply discounted products, credits for future purchases of product or upfront cash payments. These costs are generally recognized in the period incurred as cost of products sold or as a reduction to relevant sales, as appropriate.

Pension Benefits—On January 1, 2018, we retrospectively adopted the new accounting guidance on presentation of net periodic pension costs. That guidance requires that we disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component.

Following the adoption of this guidance, we continue to record the service cost component of Pension ongoing (income) expense in Costs of products and services sold and Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are now recorded in Other (income) expense. We will continue to recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment will also be reported in Other (income) expense.

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

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. We are currently evaluating our lease portfolio to assess the impact to the Consolidated Financial Statements as well as planning for adoption and implementation of this standard, which includes assessing the impact on information systems and internal controls.

In August 2017, the FASB issued amendments to hedge accounting guidance. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including for interim periods within those years. The guidance requires the use of a modified retrospective approach. We are currently evaluating the impact of the guidance on our consolidated financial statements and whether we will early adopt this guidance.

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and whether we will make the allowed election.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended
	March 31,
	2018	2017
Severance	$31	$20
Asset impairments	47	2
Exit costs	8	1
Reserve adjustments	(1)	6
Total net repositioning charge	85	29

Asbestos related litigation charges, net of insurance	51	50
Probable and reasonably estimable environmental liabilities	57	50

Total net repositioning and other charges	$193	$129

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended
	March 31,
	2018	2017
Cost of products and services sold	$130	$136
Selling, general and administrative expenses	22	(7)
Other (income) expense	41	-
	$193	$129

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended
	March 31,
	2018	2017
Aerospace	$70	$73
Home and Building Technologies	4	(1)
Performance Materials and Technologies	4	3
Safety and Productivity Solutions	7	(4)
Corporate	108	58
	$193	$129

In the quarter ended March 31, 2018, we recognized repositioning charges totaling $86 million including severance costs of $31 million related to workforce reductions of 1,153 manufacturing and administrative positions mainly in Aerospace and Safety and Productivity Solutions. The workforce reductions were primarily related to site transitions to more cost-effective locations. The repositioning charge included asset impairments of $47 million primarily in our Corporate segment related to the write-down of a legacy property in connection with its planned disposition.

In the quarter ended March 31, 2017, we recognized repositioning charges totaling $23 million including severance costs of $20 million related to workforce reductions of 622 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, mainly in Aerospace, to more cost-effective locations. Also, $6 million of net reserve adjustments increased the previously established

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

accruals, primarily for severance in Aerospace, due mainly to lower attrition than anticipated and higher expected severance payments.

The following table summarizes the status of our total repositioning reserves:

	Severance	Asset	Exit
	Costs	Impairments	Costs	Total
December 31, 2017	$442	$-	$71	$513
Charges	31	47	8	86
Usage - cash	(62)	-	(17)	(79)
Usage - noncash	-	(47)	-	(47)
Foreign currency translation	7	-	-	7
Adjustments	(2)	-	1	(1)
March 31, 2018	$416	$-	$63	$479

Certain repositioning projects in 2018 and 2017 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

Note 4. Other (Income) Expense

	Three Months Ended
	March 31,
	2018	2017

Interest income	$(50)	$(31)
Pension ongoing income – non-service	(304)	(242)
Other postretirement income – non-service	(6)	(4)
Equity income of affiliated companies	(11)	(6)
Foreign exchange	(1)	20
Separation costs	55	-
Other (net)	49	5
	$(268)	$(258)

Separation costs are associated with our previously announced spin-offs of our Homes and Global Distribution business and Transportation Systems business, and are primarily for costs incurred for third party services.

Other (net) includes an asset impairment in our Corporate segment related to the write-down of a legacy property in connection with its planned disposition. Refer to Note 3 Repositioning and Other Charges for further details of transactions recognized.

Note 5. Earnings Per Share

	Three Months Ended
	March 31,
Basic	2018	2017

Net income attributable to Honeywell	$1,438	$1,326
Weighted average shares outstanding	750.6	763.1
Earnings per share of common stock	$1.92	$1.74

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
Assuming Dilution	2018	2017

Net income attributable to Honeywell	$1,438	$1,326

Average Shares
Weighted average shares outstanding	750.6	763.1
Dilutive securities issuable - stock plans	10.4	10.8
Total weighted average shares outstanding	761.0	773.9

Earnings per share of common stock - assuming dilution	$1.89	$1.71

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2018 and 2017, the weighted average number of stock options excluded from the computations was 1.1 million and 2.1 million. These stock options were outstanding at the end of each of the respective periods.

As of March 31, 2018 and 2017, total shares outstanding were 746.9 million and 762.3 million and as of both March 31, 2018 and 2017, total shares issued were 957.6 million.

Note 6. Revenue Recognition and Contracts with Customers

Adoption

On January 1, 2018, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

We recorded a net decrease to opening retained earnings of $75 million as of January 1, 2018, for the cumulative impact of adopting the new guidance. The impact primarily related to the change in accounting for mechanical service programs (change from input to output method, resulting in unbilled receivables (within Accounts receivable – net) and deferred revenue (within Accrued liabilities) being eliminated through Retained earnings) and for customer funding and the related costs incurred for nonrecurring engineering and development activities (deferral of revenues and related incurred costs until products are delivered to customers, resulting in increases in both deferred costs (assets) and deferred revenue (liability) by approximately $1.1 billion at adoption).

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

		New
	Balance at	Revenue	Balance at
	December 31,	Standard	January 1,
	2017	Adjustment	2018
ASSETS
Current assets:
Accounts receivable - net	$8,866	$(149)	$8,717
Inventories	4,613	(10)	4,603
Deferred income taxes	236	40	276
Other assets	3,372	1,082	4,454

LIABILITIES
Current liabilities:
Accrued liabilities	6,584	(48)	6,536
Deferred income taxes	2,894	1	2,895
Other liabilities	5,930	1,084	7,014

SHAREOWNERS’ EQUITY
Retained earnings	28,255	(75)	28,180
Noncontrolling interest	$163	$1	$164

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the quarter ended March 31, 2018 would have been a decrease of approximately $120 million, which is primarily due to the net impact of the classification change and deferral impact of nonrecurring engineering and development activities, and the net impact from service programs with certain amounts being recognized that would have previously been deferred, and certain amount being deferred that would have previously been recognized.

Refer to Note 2 Summary of Significant Accounting Policies for a summary of our significant policies for revenue recognition.

Disaggregated Revenue

Honeywell has a comprehensive offering of products and services, including software and technologies, that are sold to a variety of customers in multiple end markets. See the following table and related discussions by operating segment for details.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Three Months Ended
March 31,
2018
Aerospace
Commercial Original Equipment	$695
Commercial Aftermarket	1,268
Defense Services	1,086
Transportation Systems	928
3,977
Home and Building Technologies
Products and Software	519
Distribution (ADI)	638
Connected Buildings	209
Building Solutions	562
Building Products	505
2,433
Performance Materials and Technologies
UOP	612
Process Solutions	894
Smart Energy	320
Specialty Products	277
Fluorine Products	431
2,534
Safety and Productivity Solutions
Safety and Retail	551
Productivity Products	329
Warehouse and Workflow Solutions	367
Sensing & Internet-of-Things (IoT)	201
1,448
$10,392

Aerospace – A global supplier of products, software and services for aircraft and vehicles. Products include aircraft propulsion engines, auxiliary power units, environmental control systems, integrated avionics, electric power systems, hardware for engine controls, flight safety, communications, and navigation, satellite and space components, aircraft wheels and brakes, turbochargers and thermal systems. Software includes engine controls, flight safety, communications, navigation, radar and surveillance systems, internet connectivity and aircraft instrumentation. Services are provided to customers for the repair, overhaul, retrofit and modification of propulsion engines, auxiliary power units, avionics and mechanical systems and aircraft wheels and brakes.

Home and Building Technologies – A global provider of products, software, solutions and technologies. Products include controls and displays for heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; sensors, switches, control systems and instruments for measuring pressure, air flow, temperature and electrical current; access control; video surveillance; fire detection; remote patient monitoring systems; and installation, maintenance and upgrades of systems that keep buildings safe, comfortable and productive. Software includes monitoring and managing heating, cooling, indoor air quality, ventilation, humidification, combustion, lighting and home automation; advanced applications for home/building control and optimization; video surveillance; and to support remote patient monitoring systems. Installation, maintenance and upgrade services of products used in commercial building applications for heating, cooling, maintaining indoor air quality, ventilation, humidification, combustion, lighting, video surveillance and fire safety.

Performance Materials and Technologies – A global provider of products, software, solutions and technologies. Products include catalysts, absorbents, equipment and high-performance materials, devices for

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

measurement, regulation, control and metering of gases and electricity, and metering and communications systems for water utilities and industries. Software is provided to support process technologies supporting automation and to monitor a variety of industrial processes used in industries such as oil and gas, chemicals, petrochemicals, metals, minerals and mining industries. Services are provided for installation and maintenance of products.

Safety and Productivity Solutions – A global provider of products, software and solutions. Products include personal protection equipment and footwear, gas detection devices, mobile computing, data collection and thermal printing devices, automation equipment for supply chain and warehouse automation and custom-engineered sensors, switches and controls. Software and solutions are provided to customers for supply chain and warehouse automation, to manage data and assets to drive productivity and for computing, data collection and thermal printing.

For a summary by disaggregated product and services sales for each segment, refer to Note 12 Segment Financial Data.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

Three Months Ended
March 31,
2018

Products, transferred point in time	69%
Products, transferred over time	10
Net product sales	79

Services, transferred point in time	7
Services, transferred over time	14
Net service sales	21

Net sales	100%

Contract Balances

Progress on satisfying performance obligations under contracts with customers and the related billings and cash collections are recorded on the Consolidated Balance Sheet in Accounts receivable - net and Other assets (the current and noncurrent portions, respectively, of unbilled receivables (contract assets) and billed receivables) and Accrued liabilities and Other liabilities (the current and noncurrent portions, respectively, of customer advances and deposits (contract liabilities)). Unbilled receivables (contract assets) arise when the timing of cash collected from customers differs from the timing of revenue recognition, such as when contract provisions require specific milestones to be met before a customer can be billed. Those assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time. Contract liabilities are derecognized when revenue is recorded, either when a milestone is met triggering the contractual right to bill or when the performance obligation is satisfied.

Contract balances are classified as assets or liabilities on a contract-by-contract basis at the end of each reporting period.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes our contract assets and liabilities balances:

2018

Contract assets - January 1	$1,721
Contract assets - March 31	1,672
Change in contract assets - increase (decrease)	$(49)

Contract liabilities - January 1	$(2,973)
Contract liabilities - March 31	(3,081)
Change in contract liabilities - (increase) decrease	$(108)

Net change	$(157)

The net change was primarily driven by the receipt of advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings. For the quarter ended March 31, 2018, we recognized revenue of $581 million that was previously included in the beginning balance of contract liabilities.

When contracts are modified to account for changes in contract specifications and requirements, we consider whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When our contracts with customers require highly complex integration or manufacturing services that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the entire contract is accounted for as a single performance obligation. In situations when our contract includes distinct goods or services that are substantially the same and have the same pattern of transfer to the customer over time, they are recognized as a series of distinct goods or services. For any contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the estimated relative standalone selling price of each distinct good or service in the contract. For product sales, each product sold to a customer typically represents a distinct performance obligation. In such cases, the observable standalone sales are used to determine the stand alone selling price.

Performance obligations are satisfied as of a point in time or over time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. The following table outlines our performance obligations disaggregated by segment.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

March 31,
2018

Aerospace	$8,257
Home and Building Technologies	6,176
Performance Materials and Technologies	7,072
Safety and Productivity Solutions	1,764
$23,269

Performance obligations recognized as of March 31, 2018 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 58% and 42%.

The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment. Typical payment terms of our fixed-price over time contracts include progress payments based on specified events or milestones, or based on project progress. For some contracts we may be entitled to receive an advance payment.

We have applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

Note 7. Accounts Receivable—Net

	March 31,	December 31,
	2018	2017

Trade	$8,975	$9,068
Less - Allowance for doubtful accounts	(197)	(202)
	$8,778	$8,866

Trade receivables include $1,667 million and $1,853 million of unbilled balances under long-term contracts as of March 31, 2018 and December 31, 2017. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 8. Inventories

	March 31,	December 31,
	2018	2017

Raw materials	$1,216	$1,193
Work in process	827	790
Finished products	2,761	2,669
	4,804	4,652
Reduction to LIFO cost basis	(38)	(39)
	$4,766	$4,613

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 9. Long-term Debt and Credit Agreements

	March 31,	December 31,
	2018	2017
Two year floating rate Euro notes due 2018	$-	$1,199
1.40% notes due 2019	1,250	1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	450
1.80% notes due 2019	750	750
0.65% Euro notes due 2020	1,232	1,199
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,539	1,499
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	924	900
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 5.2% weighted average maturing at various dates through 2025	347	288
	12,881	13,924
Less: current portion	(143)	(1,351)
	$12,738	$12,573

On January 29, 2018, the Company completed an exchange offer for any and all of its outstanding 3.812% Notes due 2047, which had not been registered (“Unregistered Notes”) under the Securities Act of 1933, as amended (“Securities Act”) for an equal principal amount of new 3.812% Notes due 2047 which had been registered under the Securities Act (“Registered Notes”). 99.4% of the Unregistered Notes were exchanged for Registered Notes, representing 99.4% of the principal amount of the Company’s outstanding 3.812% Notes due 2047.

On February 22, 2018, the Company paid its Two year floating rate Euro notes.

On February 16, 2018, the Company entered into a $1.5 billion 364-Day Credit Agreement (Second 364-Day Credit Agreement) with a syndicate of banks. The Second 364-Day Credit Agreement is maintained for general corporate purposes.

As of March 31, 2018, there are no outstanding borrowings under any of our credit agreements.

Note 10. Financial Instruments and Fair Value Measures

Our credit, market, foreign currency and interest rate risk management policies are described in Note 14, Financial Instruments and Fair Value Measures of Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31,	December 31,
	2018	2017
Assets:
Foreign currency exchange contracts	$15	$17
Available for sale investments	2,542	3,916
Interest rate swap agreements	$24	$44

Liabilities:
Foreign currency exchange contracts	$107	$70
Interest rate swap agreements	79	52
Cross currency swap agreements	$66	$-

The foreign currency exchange contracts, interest rate swap agreements, and cross currency swap agreements are valued using broker quotations, or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within level 2. The Company also holds investments in commercial paper, certificates of deposits, and time deposits that are designated as available for sale and are valued using published prices based off observable market data. As such, these investments are classified within level 2. The Company also holds available for sale investments in U.S. government and corporate debt securities valued utilizing published prices based on quoted market pricing, which are classified within level 1.

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$336	$323	$296	$289
Liabilities
Long-term debt and related current maturities	$12,881	$13,513	$13,924	$14,695

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three months ended March 31, 2018 and 2017, we recognized losses of $46 million and $11 million in earnings on interest rate swap agreements. Gains and losses on the hedging instruments are fully offset by losses and gains on the underlying debt being hedged.

We also economically hedge our exposure to changes in foreign exchange rates principally with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. For the three months ended March 31, 2018 and 2017, we recognized $129 million and $34 million of expense in Other (income) expense.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 11. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)
Other comprehensive income (loss) before reclassifications	91	-	(32)	59
Amounts reclassified from accumulated other comprehensive income	-	(16)	18	2
Net current period other comprehensive income (loss)	91	(16)	(14)	61
Balance at March 31, 2018	$(1,890)	$(218)	$(66)	$(2,174)

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total

Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)
Other comprehensive income (loss) before reclassifications	248	(46)	(13)	189
Amounts reclassified from accumulated other comprehensive income	-	(14)	(23)	(37)
Net current period other comprehensive income (loss)	248	(60)	(36)	152
Balance at March 31, 2017	$(1,696)	$(939)	$73	$(2,562)

Note 12. Segment Financial Data

We globally manage our business operations through four reportable operating segments. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

Honeywell’s senior management evaluates segment performance based on segment profit. Each segment’s profit is measured as segment income (loss) before taxes excluding general corporate unallocated expense, interest and other financial charges, stock compensation expense, pension and other postretirement income (expense), repositioning and other charges, and other items within Other (income) expense.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
Net Sales	2018	2017
Aerospace
Products	$2,728	$2,396
Services	1,249	1,150
Total	3,977	3,546
Home and Building Technologies
Products	2,083	1,951
Services	350	318
Total	2,433	2,269
Performance Materials and Technologies
Products	2,063	1,940
Services	471	413
Total	2,534	2,353
Safety and Productivity Solutions
Products	1,360	1,253
Services	88	71
Total	1,448	1,324
	$10,392	$9,492

Segment Profit
Aerospace	$893	$796
Home and Building Technologies	416	377
Performance Materials and Technologies	519	483
Safety and Productivity Solutions	231	194
Corporate	(64)	(61)
Total segment profit	1,995	1,789

Interest and other financial charges	(83)	(75)
Stock compensation expense(a)	(52)	(50)
Pension ongoing income(b)	248	179
Other postretirement income(b)	6	4
Repositioning and other charges (c)	(193)	(129)
Other(d)	(12)	6
Income before taxes	$1,909	$1,724

(a) Amounts included in Selling, general and administrative expenses.

(b) Amounts included in Cost of products and services sold and Selling, general and administrative expenses (service costs) and Other income/expense (non-service cost components).

(c) Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other income/expense.

(d) Amounts include the other components of Other income/expense not included within other categories in this reconciliation. Equity income of affiliated companies is included in segment profit.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 13. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$35	$43	$7	$9
Interest cost	143	147	37	35
Expected return on plan assets	(357)	(315)	(115)	(99)
Amortization of prior service (credit)	(11)	(11)	-	-
	$(190)	$(136)	$(71)	$(55)

In the first quarter of 2018, the asset mix of our U.S. Qualified Pension Plan (the “Plan”) was changed. Fixed income assets were increased to approximately 50% of the Plan’s total assets and matched with the liability profile of the Plan. The Plan’s remaining assets are comprised of return-seeking assets including, equity securities, private equity investments and real estate investments. We review our asset allocations on a regular basis in order to achieve our long-term investment objectives on a risk adjusted basis.

Note 14. Commitments and Contingencies

Environmental Matters

Our environmental matters are described in Note 19 Commitments and Contingencies of Notes to Consolidated Financial Statements in our 2017 Annual Report on Form 10-K.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2017	$595
Accruals for environmental matters deemed probable and reasonably estimable	57
Environmental liability payments	(23)
Other	1
March 31, 2018	$630

Environmental liabilities are included in the following balance sheet accounts:

	March 31,	December 31,
	2018	2017
Accrued liabilities	$226	$226
Other liabilities	404	369
	$630	$595

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Onondaga Lake, Syracuse, NY—In 2016, we largely completed a dredging/capping remedy of Onondaga Lake pursuant to a consent decree approved by the United States District Court for the Northern District of New York in January 2007. Some additional long-term monitoring and maintenance activities will continue, as required by the consent decree. Honeywell is also conducting remedial investigations and activities at other sites in Syracuse. We have recorded reserves for these investigations and activities where appropriate, consistent with the accounting policy described above. On March 14, 2018, the United States District Court for the Northern District of New York entered a consent decree between Honeywell, the United States and the State of New York resolving the federal and state claims for natural resource damages at the Onondaga Lake Superfund Site.

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (“NARCO”), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•	Bendix Friction Materials (“Bendix”) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2017	$616	$907	$1,523
Accrual for update to estimated liability	47	8	55
Asbestos related liability payments	(48)	(2)	(50)
March 31, 2018	$615	$913	$1,528

Insurance Recoveries for Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2017	$123	$312	$435
Probable insurance recoveries related to estimated liability	4	-	4
Insurance receipts for asbestos related liabilities	(10)	(1)	(11)
March 31, 2018	$117	$311	$428

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	March 31,	December 31,
	2018	2017
Other current assets	$24	$24
Insurance recoveries for asbestos related liabilities	404	411
	$428	$435

Accrued liabilities	$350	$350
Asbestos related liabilities	1,178	1,173
	$1,528	$1,523

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement. Claims processing continued during this period as the parties attempted to resolve disputed issues. The Standstill Agreement expired on October 12, 2017. Notwithstanding its expiration, claims processing continues, and Honeywell continues to negotiate and attempt to resolve remaining disputed issues (that is instances where Honeywell believes the Trust is not processing claims in accordance with established Trust Distribution Procedures). Honeywell reserves its right to seek judicial intervention should negotiations fail or prove futile. As of March 31, 2018, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for Pre-established Unliquidated Claims ($145 million), as well as unsettled claims pending as of the time NARCO filed for bankruptcy protection and operating and legal costs related to the Trust (collectively $25 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust ($743 million). The estimate of future NARCO claims was prepared in 2002, in the same year NARCO filed for bankruptcy protection, using NARCO tort system litigation experience based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Accordingly, the estimated value of future NARCO asbestos claims was prepared before there was data on claims filings and payment rates in the NARCO Trust under the Trust Distribution Procedures and also prepared when the stay of all NARCO asbestos claims was in effect (which remained in effect until NARCO emerged from Bankruptcy protection). Some critical assumptions underlying this commonly accepted methodology included claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of the future NARCO liability reflects claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Given the Trust’s lack of sufficient claims processing experience since NARCO emerged from bankruptcy protection, it is not yet possible to reliably estimate future claim costs based on actual Trust experience.

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

Bendix Products—The following tables present information regarding Bendix related asbestos claims activity:

	Three Months
	Ended	Years Ended
	March 31,	December 31,
Claims Activity	2018	2017	2016
Claims unresolved at the beginning of period	6,280	7,724	7,779
Claims filed	625	2,645	2,830
Claims resolved	(685)	(4,089)	(2,885)
Claims unresolved at the end of period	6,220	6,280	7,724

Disease Distribution of Unresolved Claims	March 31,	December 31,
	2018	2017	2016
Mesothelioma and other cancer claims	2,981	3,062	3,490
Nonmalignant claims	3,239	3,218	4,234
Total claims	6,220	6,280	7,724

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in whole dollars)
Malignant claims	$56,000	$44,000	$44,000	$53,500	$51,000
Nonmalignant claims	$2,800	$4,485	$100	$120	$850

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

Honeywell v. United Auto Workers (UAW) et. al—In September 2011, the UAW and certain Honeywell retirees (Plaintiffs) filed a suit in the Eastern District of Michigan (the District Court) alleging that a series of Master Collective Bargaining Agreements (MCBAs) between Honeywell and the UAW provided the retirees with rights to lifetime, vested healthcare benefits that could never be changed or reduced. Plaintiffs alleged that Honeywell had violated those vested rights by implementing express limitations (CAPS) on the amount Honeywell contributed toward healthcare coverage for the retirees. Honeywell subsequently answered the UAW’s complaint and asserted counterclaims, including for breach of implied warranty.

Between 2014 and 2015, Honeywell began enforcing the CAPS against former employees. In response, the UAW and certain of the Plaintiffs filed a motion seeking a ruling that the MCBAs do not limit Honeywell’s obligation to contribute to healthcare coverage for those retirees.

On March 29, 2018, the District Court issued its opinion resolving all pending summary judgment motions, except for Honeywell’s counterclaim for breach of implied warranty which remains outstanding.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

In the opinion, the District Court held that the MCBAs do not promise retirees vested, lifetime benefits that survive expiration of the MCBAs. Based on this ruling, Honeywell has informed the UAW and the retirees that it intends to terminate their healthcare coverage benefits altogether as of July 31, 2018.

However, the District Court also held that Honeywell is obligated under the MCBAs to pay the “full premium” for retiree healthcare rather than the capped amount. Based on this ruling, Honeywell would be required to pay monetary damages to retirees for any past years in which Honeywell paid less than the “full premium” of their healthcare coverage. Such damages would be limited, depending on the retiree group, to a two to three year period ending when the 2017 MCBA went into effect, and Honeywell would have no ongoing obligation to continue funding healthcare coverage for subsequent periods. Honeywell has appealed the District Court’s ruling on this “full premium” damages issue, and it is confident that the Sixth Circuit Court of Appeals will reverse the District Court on that issue. In the event the Sixth Circuit were to sustain the District Court’s ruling on this issue, Honeywell would be liable for damages of at least $12 million.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months ended March 31, 2018. The financial information as of March 31, 2018 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

On January 1, 2018, the Company adopted a new accounting standard that resulted in the components of net periodic pension cost and net periodic postretirement benefit cost other than service costs to no longer be presented in Cost of products and services sold and Selling, general and administrative expenses, but to instead be presented within Other (income) expense. See Note 2 Summary of Significant Accounting Policies and Note 4 Other (Income) Expense of Notes to Consolidated Financial Statements for further details.

On January 1, 2018, the Company adopted new accounting guidance on revenue from contracts with customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under that guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance. See Note 6 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements for further details.

A.	Results of Operations – three months ended March 31, 2018 compared with the three months ended March 31, 2017

Net Sales

	Three Months Ended March 31,
	2018	2017
Net sales	$10,392	$9,492
% change compared with prior period	9%

The change in net sales compared to the prior year period is attributable to the following:

Three Months
Volume	4%
Price	1%
Foreign currency translation	4%
9%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact is principally driven by the strengthening of the Euro, British Pound and Chinese Renminbi against the U.S. Dollar. In addition to the drivers noted above, there was a lesser impact from the adoption of the new revenue recognition standard.

Cost of Products and Services Sold

	Three Months Ended March 31,
	2018	2017
Cost of products and services sold	$7,193	$6,529
% change compared with prior period	10%
Gross margin percentage	30.8%	31.2%

Cost of products and services sold increased principally due to higher direct material costs of approximately $610 million (driven primarily by higher sales volumes and foreign currency translation, partially offset by productivity net of inflation).

Gross margin percentage decreased primarily due to lower gross margin in Aerospace and Performance Materials and Technologies (approximately 0.4 percentage point impact collectively).

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses	$1,475	$1,422
% of sales	14.2%	15.0%

Selling, general and administrative expenses increased primarily driven by the unfavorable impact from foreign currency translation and higher repositioning charges allocated to selling, general and administrative expenses, partially offset by the favorable impact of productivity, net of inflation.

Other (Income) Expense

	Three Months Ended March 31,
	2018	2017
Other (income) expense	$(268)	$(258)

Other (income) expense increased primarily due to an increase in pension ongoing income – non-service which was partially offset by separation costs associated with the announced spin-offs of our Homes and Global Distribution business and Transportation Systems business.

Tax Expense

	Three Months Ended March 31,
	2018	2017

Tax expense	$458	$392
Effective tax rate	24.0%	22.7%

The effective tax rate increased for the quarter primarily due to decreased tax benefits from employee share-based payments and tax reserves, partially offset by tax benefits from U.S. tax reform.

The effective tax rate for the three months ended in 2018 was higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes and U.S tax reform’s expansion of the anti-deferral rules that impose U.S. taxes on foreign earnings.

The effective tax rate for the three months ended 2017 was lower than the U.S. federal statutory rate of 35% resulting in part from non-U.S. earnings taxed at lower rates and from benefits from manufacturing incentives.

On December 22, 2017, the U.S. enacted tax reform that instituted fundamental changes to the taxation of multinational corporations. As a result of the tax reform, we recorded a provisional tax charge at December 31, 2017 of $1.9 billion related to the mandatory transition tax and $2.1 billion related to taxes on undistributed foreign earnings that are no longer intended to be permanently reinvested. We recorded a provisional amount because certain information related to the computation of earnings and profits, distributable reserves, and foreign exchange gains and losses is not readily available; some of the testing dates to determine taxable amounts have not yet occurred; and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. In accordance with current SEC guidance the Company will report the impact of final provisional amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the tax reform.

As of March 31, 2018, the Company has not completed the accounting for any of the tax effects of the tax reform described above and there have been no material changes to our estimated amounts. Accordingly, there has been no change to the provisional amounts previously recorded and there is no impact to the March 31, 2018 effective tax rate for such provisional amounts.

The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, such as the tax impacts from the resolution of income tax audits, changes in tax laws, employee share-based payments, revisions to the provisional amounts from U.S. tax reform, internal restructurings or pension mark-to-market adjustments.

Net Income Attributable to Honeywell

	Three Months Ended March 31,
	2018	2017

Net income attributable to Honeywell	$1,438	$1,326

Earnings per share of common stock – assuming dilution	$$1.89	$$1.71

Earnings per share of common stock – assuming dilution increased primarily driven by increased segment profit across all segments and increased pension and other postretirement income partially offset by a higher effective tax rate, higher repositioning and other charges, and separation costs associated with the announced spin-offs of our Homes and Global Distribution business and Transportation Systems business.

Review of Business Segments

	Three Months Ended March 31,
	2018	2017	% Change

Aerospace sales
Commercial Aviation Original Equipment	$695	$611	14%
Commercial Aviation Aftermarket	1,268	1,201	6%
Defense and Space	1,086	950	14%
Transportation Systems	928	784	18%
Total Aerospace sales	3,977	3,546

Home and Building Technologies sales
Homes	1,157	1,055	10%
Buildings	1,276	1,214	5%
Total Home and Building
Technologies sales	2,433	2,269

Performance Materials and Technologies sales
UOP	612	577	6%
Process Solutions	1,214	1,109	9%
Advanced Materials	708	667	6%
Total Performance Materials and
Technologies sales	2,534	2,353

Safety and Productivity Solutions sales
Safety	551	521	6%
Productivity Solutions	897	803	12%
Total Safety and Productivity Solutions sales	1,448	1,324

Net sales	$10,392	$9,492

Aerospace

	Three Months Ended March 31,
	2018	2017	% Change

Net sales	$3,977	$3,546	12%
Cost of products and services sold	2,790	2,468
Selling, general and administrative expenses and other	294	282
Segment profit	$893	$796	12%

	2018 vs. 2017
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	8%	6%
Foreign currency translation	3%	4%
Acquisitions, divestitures and other, net	1%	2%
Total % change	12%	12%

Aerospace sales increased primarily due to organic sales growth, the favorable impact of foreign currency translation and the impact of the adoption of the new revenue recognition accounting standard (included within Acquisitions, divestitures and other, net in the table above).

•	Commercial Original Equipment sales increased by 14% (increased 9% organic) primarily due to increased demand from air transport, regional, and business aviation original equipment manufacturers (OEM), lower OEM incentives and the impact from the classification of nonrecurring engineering and development funding resulting from the adoption of the new revenue recognition accounting standard.

•	Commercial Aftermarket sales increased by 6% (increased 4% organic) primarily driven by increased spares shipments to air transport and regional customers and the impact to service program revenues resulting from the adoption of the new revenue recognition accounting standard.

•	Defense and Space sales increased by 14% (increased 13% organic) primarily driven by growth in U.S. defense.

•	Transportation Systems sales increased 18% (increased 7% organic) primarily driven by higher volumes in light vehicle gas turbos and commercial vehicles and the favorable impact of foreign currency translation.

Aerospace segment profit increased due to an increase in operational segment profit, the favorable impact of currency translation, and the impact on service programs from the adoption of the new revenue recognition accounting standard. The increase in operational segment profit was driven primarily by higher organic sales volumes, lower OEM incentives, partially offset by the favorable impact of non-recurring customer contract close-outs and renewals in the prior year and inflation impacts. Cost of products and services sold increase primarily driven by higher organic sales, the impact of foreign currency translation and inflation.

Home and Building Technologies

In the first quarter of 2018, the Home and Building Technologies segment made organizational changes to further align its businesses under Homes and Buildings reporting, respectively.

	Three Months Ended March 31,
	2018	2017	% Change
Net sales	$2,433	$2,269	7%
Cost of products and services sold	1,586	1,480
Selling, general and administrative expenses and other	431	412
Segment profit	$416	$377	10%

	2018 vs. 2017
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit
Organic growth/ Operational segment profit	2%	5%
Foreign currency translation	5%	5%
Total % change	7%	10%

Home and Building Technologies sales increased primarily due to the favorable impact of foreign currency translation and organic sales growth.

•	Sales in Homes increased by 10% (increased 6% organic) due to higher organic growth across the Products and Software and Distribution (ADI) businesses and the favorable impact of foreign currency translation.

•	Sales in Buildings increased by 5% (flat organic) principally due to the favorable impact of foreign currency translation. Organic sales growth in Building Solutions was offset by lower volumes in Building Products.

Home and Building Technologies segment profit increased due to higher operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit is primarily due to the favorable impact from price partially offset by higher sales of lower margin offerings. Cost of products and services sold increased primarily due to the impact of foreign currency translation and higher sales volume.

Performance Materials and Technologies

	Three Months Ended March 31,
	2018	2017	% Change
Net sales	$2,534	$2,353	8%
Cost of products and services sold	1,681	1,547
Selling, general and administrative expenses and other	334	323
Segment profit	$519	$483	7%

	2018 vs. 2017
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	3%	3%
Foreign currency translation	5%	4%
Total % change	8%	7%

Performance Materials and Technologies sales increased due to the favorable impact of foreign currency translation and an increase in organic sales volumes.

•	UOP sales increased by 6% (increased 3% organic) driven by the favorable impact of foreign currency translation and by increases primarily in catalyst and engineering revenues, partially offset by lower gas processing project revenues.

•	Process Solutions sales increased by 9% (increased 4% organic) driven by the favorable impact of foreign currency translation and by increases primarily in smart energy, maintenance and migration services, and thermal solutions revenues.

•	Advanced Materials sales increased by 6% (increased 1% organic) driven by the favorable impact of foreign currency translation and by increases primarily in fluorine products revenues.

Performance Materials and Technologies segment profit increased primarily due to the favorable impact of foreign currency translation and an increase in operational segment profit. The increase in operational segment profit is primarily due to productivity, net of inflation, higher organic sales volume and pricing, partially offset by higher sales of lower margin products and continued investments for growth. Cost of products and services sold increased primarily due to foreign currency translation and higher organic sales volumes, partially offset by productivity, net of inflation.

Safety and Productivity Solutions

	Three Months Ended March 31,
	2018	2017	% Change

Net sales	$1,448	$1,324	9%
Cost of products and services sold	949	864
Selling, general and administrative expenses and other	268	266
Segment profit	$231	$194	19%

	2018 vs. 2017
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit

Organic growth/ Operational segment profit	6%	14%
Foreign exchange	3%	5%
Total % change	9%	19%

Safety and Productivity Solutions sales increased due to organic sales growth and the favorable impact of foreign currency translation.

•	Sales in Safety increased by 6% (increased 2% organic) due to increased sales volume in the Retail business and the favorable impact of foreign currency translation.

•	Sales in Productivity Solutions increased 12% (increased 8% organic) due to increased organic sales volume at Intelligrated and the favorable impact of foreign currency translation.

Safety and Productivity Solutions segment profit increased primarily due to an increase in operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit was primarily driven by an increase in sales volume and productivity, net of inflation, partially offset by higher sales of lower margin categories. Cost of products and services sold increased primarily due to higher organic sales and the impact of foreign currency translation, partially offset by productivity, net of inflation.

Repositioning

Cash spending related to our repositioning actions was $79 million in the three months ended March 31, 2018 and was funded through operating cash flows. In 2018, we expect cash spending for repositioning actions to be approximately $250 million and to be funded through operating cash flows.

B.	Liquidity and Capital Resources

Cash Flow Summary

	Three Months Ended March 31,
	2018	2017
Cash provided by (used for):
Operating activities	$1,136	$940
Investing activities	994	(604)
Financing activities	(1,448)	(618)
Effect of exchange rate changes on cash	156	149
Net increase (decrease) in cash and cash equivalents	$838	$(133)

Cash provided by operating activities increased by $196 million primarily due to decreased cash tax payments of $191 million.

Cash provided by investing activities increased by $1,598 million primarily due to a net $1,686 million decrease in investments, primarily short term marketable securities, partially offset by an increase of $94 million in settlement payments of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $830 million primarily due to an increase in net repurchases of common stock of $791 million and an increase in cash dividends paid of $53 million.

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

In 2018, we are not required to make contributions to our U.S. pension plans. We plan to make contributions of cash and/or marketable securities of approximately $140 million ($99 million of marketable securities were contributed in January 2018) to our non-U.S. plans in 2018 to satisfy regulatory funding requirements. The timing and amount of contributions to both our U.S. and non-U.S. plans may be impacted by a number of factors, including the funded status of the plans.

In the three months ended March 31, 2018, the Company repurchased $940 million of outstanding shares. Under the Company’s previously approved $8 billion share repurchase program, $6.8 billion remained available as of March 31, 2018 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

See Note 9 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.

Critical Accounting Policies

Sales Recognition on Long-Term Contracts—We recognize sales for long-term contracts with performance obligations satisfied over time using either an input or output method. We recognize revenue over time as we perform on these contracts based on the continuous transfer of control to the customer. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion requires judgment. Contract revenues are largely determined by negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance and price adjustment clauses (such as inflation or index-based clauses). Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections. Significant factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements. Revenue and cost estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. Anticipated losses on long-term contracts are recognized when such losses become evident. We maintain financial controls over the customer qualification, contract pricing and estimation processes to reduce the risk of contract losses.

The financial information as of March 31, 2018 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

For a discussion of the Company’s critical accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2017 Annual Report on Form 10-K. As of March 31, 2018, there has been no material change in this information.

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

Part II. Other Information

Item 1.  Legal Proceedings

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 6,146,680 shares of its common stock, par value $1 per share, in the quarter ended March 31, 2018. Under the Company’s previously approved $8 billion share repurchase program, $6.8 billion remained available as of March 31, 2018 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (Dollars in millions)
January 2018	-	-	-	$7,737
February 2018	3,930,000	$154.80	3,930,000	$7,129
March 2018	2,216,680	$149.80	2,216,680	$6,797

Item 5.  Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the three months ended March 31, 2018, including the activities disclosed below, were conducted by our non-U.S. subsidiaries under General License H, (ii) under General License I, or (iii) under a specific license issued by U.S. Treasury’s Office of Foreign Assets Control (OFAC), and otherwise in compliance with all applicable laws, including sanctions regulations administered by OFAC.

In the three months ended March 31, 2018, the non-U.S. subsidiaries of our UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $6.7 million (expected total value of these contracts is approximately $82.9 million).

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $10.2 million (expected total value of these contracts is approximately $13.3 million).

We intend to continue doing business in Iran under General Licenses H and I or under a specific license issued by OFAC, and otherwise in compliance with all applicable laws. Such activities may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6.  Exhibits

(a)	See the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: April 20, 2018	By:	/s/ Jennifer H. Mak
Jennifer H. Mak
Vice President and Controller (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Letter Agreement dated April 1, 2016 between Honeywell and Rajeev Gautam (filed herewith)

10.2*	Honeywell Supplemental Savings Plan, as amended and restated (filed herewith)

10.3*	Honeywell Deferred Incentive Compensation Plan, as amended and restated (filed herewith)

10.4	364-Day Credit Agreement, dated as of February 16, 2018, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Deutsche Bank AG New York Branch, as documentation agents, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed February 20, 2018)

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1)	Data required is provided in Note 5 Earnings Per Share of Notes to Consolidated Financial Statements.

The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.