Form 10-Q
period 2018-06-30
HONEYWELL INTERNATIONAL INC
filed 2018-07-20
CIK 773840

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 742,610,527 shares of Common Stock outstanding at June 30, 2018.

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

PART I. FINANCIAL INFORMATION

The financial statements and related footnotes as of June 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS

Honeywell International Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions, except per share amounts)
Product sales	$8,703	$8,079	$16,937	$15,619
Service sales	2,216	1,999	4,374	3,951
Net sales	10,919	10,078	21,311	19,570
Costs, expenses and other
Cost of products sold	6,202	5,807	12,107	11,188
Cost of services sold	1,411	1,217	2,699	2,365
	7,613	7,024	14,806	13,553
Selling, general and administrative expenses	1,528	1,456	3,003	2,878
Other (income) expense	(316)	(259)	(584)	(517)
Interest and other financial charges	95	79	178	154
	8,920	8,300	17,403	16,068
Income before taxes	1,999	1,778	3,908	3,502
Tax expense	719	378	1,177	770
Net income	1,280	1,400	2,731	2,732
Less: Net income attributable to the noncontrolling interest	13	8	26	14
Net income attributable to Honeywell	$1,267	$1,392	$2,705	$2,718
Earnings per share of common stock - basic	$1.70	$1.82	$3.62	$3.56
Earnings per share of common stock - assuming dilution	$1.68	$1.80	$3.57	$3.51
Cash dividends per share of common stock	$0.7450	$0.6650	$1.4900	$1.3300

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income	$1,280	$1,400	$2,731	$2,732
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(79)	(192)	12	56
Prior service credit (cost)	-	-	-	(46)
Actuarial (gains) losses recognized	3	3	5	5
Prior service (credit) cost recognized	(19)	(16)	(37)	(32)
Pension and other postretirement benefits adjustments	(16)	(13)	(32)	(73)
Effective portion of cash flow hedges recognized in other comprehensive income (loss)	34	(49)	2	(62)
Less: Reclassification adjustment for gains (losses) included in net income	(13)	21	(31)	44
Changes in fair value of effective cash flow hedges	47	(70)	33	(106)
Other comprehensive income (loss), net of tax	(48)	(275)	13	(123)
Comprehensive income	1,232	1,125	2,744	2,609
Less: Comprehensive income attributable to the noncontrolling interest	5	9	23	18
Comprehensive income attributable to Honeywell	$1,227	$1,116	$2,721	$2,591

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8,082	$7,059
Short-term investments	1,768	3,758
Accounts receivable - net	8,600	8,866
Inventories	4,792	4,613
Other current assets	1,537	1,706
Total current assets	24,779	26,002
Investments and long-term receivables	897	667
Property, plant and equipment - net	5,968	5,926
Goodwill	18,137	18,277
Other intangible assets - net	4,261	4,496
Insurance recoveries for asbestos related liabilities	409	411
Deferred income taxes	355	236
Other assets	5,054	3,372
Total assets	$59,860	$59,387
LIABILITIES
Current liabilities:
Accounts payable	$6,808	$6,584
Commercial paper and other short-term borrowings	4,447	3,958
Current maturities of long-term debt	133	1,351
Accrued liabilities	6,630	6,968
Total current liabilities	18,018	18,861
Long-term debt	12,504	12,573
Deferred income taxes	2,751	2,894
Postretirement benefit obligations other than pensions	497	512
Asbestos related liabilities	1,178	1,173
Other liabilities	7,134	5,930
Redeemable noncontrolling interest	5	5
SHAREOWNERS’ EQUITY
Capital - common stock issued	958	958
- additional paid-in capital	6,317	6,212
Common stock held in treasury, at cost	(17,557)	(15,914)
Accumulated other comprehensive loss	(2,222)	(2,235)
Retained earnings	30,104	28,255
Total Honeywell shareowners’ equity	17,600	17,276
Noncontrolling interest	173	163
Total shareowners’ equity	17,773	17,439
Total liabilities, redeemable noncontrolling interest and shareowners’ equity	$59,860	$59,387

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities:
Net income	$2,731	$2,732
Less: Net income attributable to the noncontrolling interest	26	14
Net income attributable to Honeywell	2,705	2,718
Adjustments to reconcile net income attributable to Honeywell to net cash provided by operating activities:
Depreciation	372	354
Amortization	204	193
Repositioning and other charges	458	353
Net payments for repositioning and other charges	(328)	(264)
Pension and other postretirement income	(510)	(373)
Pension and other postretirement benefit payments	(44)	(47)
Stock compensation expense	90	94
Deferred income taxes	114	(92)
Other	78	(8)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable	97	(276)
Inventories	(189)	(298)
Other current assets	174	(3)
Accounts payable	224	314
Accrued liabilities	(448)	(278)
Net cash provided by operating activities	2,997	2,387
Cash flows from investing activities:
Expenditures for property, plant and equipment	(339)	(401)
Proceeds from disposals of property, plant and equipment	3	25
Increase in investments	(1,787)	(2,329)
Decrease in investments	3,508	1,841
Cash paid for acquisitions, net of cash acquired	-	(15)
Other	220	(113)
Net cash provided by (used for) investing activities	1,605	(992)
Cash flows from financing activities:
Proceeds from issuance of commercial paper and other short-term borrowings	12,749	5,036
Payments of commercial paper and other short-term borrowings	(12,152)	(4,835)
Proceeds from issuance of common stock	127	376
Proceeds from issuance of long-term debt	5	16
Payments of long-term debt	(1,277)	(30)
Repurchases of common stock	(1,704)	(992)
Cash dividends paid	(1,116)	(1,049)
Other	(118)	(105)
Net cash used for financing activities	(3,486)	(1,583)
Effect of foreign exchange rate changes on cash and cash equivalents	(93)	222
Net increase in cash and cash equivalents	1,023	34
Cash and cash equivalents at beginning of period	7,059	7,843
Cash and cash equivalents at end of period	$8,082	$7,877

The Notes to Consolidated Financial Statements are an integral part of this statement.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) at June 30, 2018 and December 31, 2017, the results of cash flows for the six months ended June 30, 2018 and 2017 and the results of operations for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 and cash flows for the six months ended June 30, 2018 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and six months ended June 30, 2018 and 2017 were June 30, 2018 and July 1, 2017.

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, cash-based incentives, rebates, performance awards, or credits. We estimate variable consideration at the most likely amount we will receive from customers. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

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

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. We are currently evaluating our lease portfolio to assess the impact to the Consolidated Financial Statements. We are in the process of implementing processes and information technology tools to assist in our ongoing lease data collection and analysis, and evaluating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

In August 2017, the FASB issued amendments to hedge accounting guidance. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including for interim periods within those years. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

Note 3. Repositioning and Other Charges

A summary of repositioning and other charges follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Severance	$30	$82	$61	$102
Asset impairments	1	33	48	35
Exit costs	32	8	40	9
Reserve adjustments	(2)	(6)	(3)	-
Total net repositioning charge	61	117	146	146
Asbestos related litigation charges, net of insurance	48	52	99	102
Probable and reasonably estimable environmental liabilities	127	55	184	105
Other	29	-	29	-
Total net repositioning and other charges	$265	$224	$458	$353

The following table summarizes the pretax distribution of total net repositioning and other charges by income statement classification:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of products and services sold	$215	$174	$345	$310
Selling, general and administrative expenses	50	24	72	17
Other (income) expense	-	26	41	26
	$265	$224	$458	$353
9

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the pretax impact of total net repositioning and other charges by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Aerospace	$34	$84	$104	$157
Home and Building Technologies	9	43	13	42
Performance Materials and Technologies	69	(1)	73	2
Safety and Productivity Solutions	6	4	13	-
Corporate	147	94	255	152
	$265	$224	$458	$353

In the quarter ended June 30, 2018, we recognized gross repositioning charges totaling $63 million including severance costs of $30 million related to workforce reductions of 731 manufacturing and administrative positions across our segments, except Aerospace. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charges included exit costs of $32 million primarily related to a termination fee associated with the early cancellation of a supply agreement for certain raw materials in Performance Materials and Technologies.

In the quarter ended June 30, 2017, we recognized gross repositioning charges totaling $123 million including severance costs of $82 million related to workforce reductions of 1,902 manufacturing and administrative positions mainly in Home and Building Technologies and Aerospace. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, mainly in Aerospace, to more cost-effective locations. The repositioning charges included asset impairments of $33 million primarily related to the write-down of a legacy property in our Corporate segment in connection with its planned disposition.

In the six months ended June 30, 2018, we recognized gross repositioning charges totaling $149 million including severance costs of $61 million related to workforce reductions of 1,884 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to site transitions, mainly in Aerospace and Safety and Productivity Solutions, to more cost-effective locations and to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives. The repositioning charges included asset impairments of $48 million primarily related to the write-down of a legacy property in our Corporate segment in connection with its planned disposition. The repositioning charges included exit costs of $40 million primarily related to a termination fee associated with the early cancellation of a supply agreement for certain raw materials in Performance Materials and Technologies.

In the six months ended June 30, 2017, we recognized gross repositioning charges totaling $146 million including severance costs of $102 million related to workforce reductions of 2,524 manufacturing and administrative positions across our segments. The workforce reductions were primarily related to cost savings actions taken in connection with our productivity and ongoing functional transformation initiatives and with site transitions, mainly in Aerospace, to more cost-effective locations. The repositioning charges included asset impairments of $35 million primarily related to the write-down of a legacy property in our Corporate segment in connection with its planned disposition.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Exit Costs	Total
December 31, 2017	$442	$-	$71	$513
Charges	61	48	40	149
Usage - cash	(123)	-	(43)	(166)
Usage - noncash	-	(49)	-	(49)
Foreign currency translation	(4)	-	-	(4)
Adjustments	(4)	1	-	(3)
June 30, 2018	$372	$-	$68	$440

Certain repositioning projects in 2018 and 2017 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. Such exit and disposal costs are not expected to be significant.

In both the quarter and six months ended June 30, 2018, the other charge of $29 million relates to reserves taken due to the required wind-down of our activities in Iran.

Note 4. Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income	$(49)	$(36)	$(99)	$(67)
Pension ongoing income – non-service	(301)	(243)	(605)	(485)
Other postretirement income – non-service	(6)	(6)	(12)	(10)
Equity income of affiliated companies	(13)	(11)	(24)	(17)
Foreign exchange	(11)	4	(12)	24
Separation costs	63	-	118	-
Other (net)	1	33	50	38
	$(316)	$(259)	$(584)	$(517)

Separation costs are associated with our previously announced spin-offs of our Homes and Global Distribution business and Transportation Systems business, and are primarily associated with third party services.

For the six months ended June 30, 2018 and three and six months ended June 30, 2017, Other (net) includes asset impairments in our Corporate segment related to the write-down of a legacy property in connection with its planned disposition. Refer to Note 3 Repositioning and Other Charges for further details.

Note 5. Income Taxes

The effective tax rate increased for the quarter primarily driven by $291 million of tax costs associated with the internal restructuring of the transportation systems business in advance of its anticipated spin-off and decreased tax benefits from employee share-based payments, partially offset by tax benefits from U.S. Tax Reform.

The effective tax rate increased for the six months primarily driven by $291 million of tax costs associated with the internal restructuring of the transportation systems business in advance of its anticipated spin-off and decreased tax benefits from employee share-based payments, partially offset by tax benefits from U.S. Tax Reform and decreased tax expense for reserves.

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

The effective tax rate for the quarter and six months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily from tax costs associated with the internal restructuring of the transportation systems business in advance of its anticipated spin-off, state income taxes and U.S tax reform’s expansion of the anti-deferral rules that impose U.S. taxes on foreign earnings.

On December 22, 2017, the U.S. government enacted tax legislation that included changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The tax legislation also included a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax was imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates.

As described in Note 5 Income Taxes in our 2017 Annual Report on Form 10-K, we were able to reasonably estimate certain effects of the tax legislation and, therefore, recorded provisional amounts, including the deemed repatriation transition tax. The Company has not finalized the accounting for the tax effects of the tax legislation and for the six months ended June 30, 2018, we have not made any material measurement period adjustments related to the provisional amounts. However, we continue to gather additional information and expect to complete our accounting within the prescribed measurement period.

Note 6. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
Basic	2018	2017	2018	2017
Net income attributable to Honeywell	$1,267	$1,392	$2,705	$2,718
Weighted average shares outstanding	745.5	764.2	748.0	763.6
Earnings per share of common stock	$1.70	$1.82	$3.62	$3.56

	Three Months Ended June 30,		Six Months Ended June 30,
Assuming Dilution	2018	2017	2018	2017
Net income attributable to Honeywell	$1,267	$1,392	$2,705	$2,718

Average Shares
Weighted average shares outstanding	745.5	764.2	748.0	763.6
Dilutive securities issuable - stock plans	9.5	9.8	10.0	10.4
Total weighted average shares outstanding	755.0	774.0	758.0	774.0
Earnings per share of common stock	$1.68	$1.80	$3.57	$3.51

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2018, the weighted average number of stock options excluded from the computations were 3.1 million and 2.1 million. For the three and six months ended June 30, 2017, the weighted average number of stock options excluded from the computations were 5.0 million and 3.5 million. These stock options were outstanding at the end of each period.

As of June 30, 2018 and 2017, total shares outstanding were 742.6 million and 760.6 million and as of June 30, 2018 and 2017, total shares issued were 957.6 million.

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

	Balance at December 31, 2017	New Revenue Standard Adjustment	Balance at January 1, 2018
ASSETS
Current assets:
Accounts receivable - net	$8,866	$(149)	$8,717
Inventories	4,613	(10)	4,603
Deferred income taxes	236	40	276
Other assets	3,372	1,082	4,454
LIABILITIES
Current liabilities:
Accrued liabilities	6,584	(48)	6,536
Deferred income taxes	2,894	1	2,895
Other liabilities	5,930	1,084	7,014
SHAREOWNERS’ EQUITY
Retained earnings	28,255	(75)	28,180
Noncontrolling interest	$163	$1	$164

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the quarter and six months ended June 30, 2018 would have been a decrease of approximately $75 million and $195 million, which is primarily due to the net impact of the classification change and deferral impact of nonrecurring engineering and development activities, and the net impact from service programs with certain amounts being recognized that would have previously been deferred, and certain amount being deferred that would have previously been recognized.

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Aerospace
Commercial Aviation Original Equipment	$712	$1,407
Commercial Aviation Aftermarket	1,326	2,594
Defense Services	1,128	2,214
Transportation Systems	892	1,820
	4,058	8,035
Home and Building Technologies
Products and Software	514	1,033
Distribution (ADI)	676	1,314
Connected Buildings	222	431
Building Solutions	602	1,164
Building Products	532	1,037
	2,546	4,979
Performance Materials and Technologies
UOP	678	1,290
Process Solutions	957	1,851
Smart Energy	316	636
Specialty Products	291	568
Fluorine Products	456	887
	2,698	5,232
Safety and Productivity Solutions
Safety and Retail	565	1,116
Productivity Products	359	688
Warehouse and Workflow Solutions	469	836
Sensing & Internet-of-Things (IoT)	224	425
	1,617	3,065
Net sales	$10,919	$21,311

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Performance Materials and Technologies – A global provider of products, software, solutions and technologies. Products include catalysts, absorbents, equipment and high-performance materials, devices for measurement, regulation, control and metering of gases and electricity, and metering and communications systems for water utilities and industries. Software is provided to support process technologies supporting automation and to monitor a variety of industrial processes used in industries such as oil and gas, chemicals, petrochemicals, metals, minerals and mining industries. Services are provided for installation and maintenance of products.

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

For a summary by disaggregated product and services sales for each segment, refer to Note 13 Segment Financial Data.

We recognize revenue arising from performance obligations outlined in contracts with our customers that are satisfied at a point in time and over time. The disaggregation of our revenue based off timing of recognition is as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Products, transferred point in time	69%	69%
Products, transferred over time	11	11
Net product sales	80	80
Services, transferred point in time	6	6
Services, transferred over time	14	14
Net service sales	20	20
Net sales	100%	100%

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

The following table summarizes our contract assets and liabilities balances:

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

2018
Contract assets - January 1	$1,721
Contract assets - June 30	1,650
Change in contract assets - increase (decrease)	$(71)

Contract liabilities - January 1	$(2,973)
Contract liabilities - June 30	(3,109)
Change in contract liabilities - (increase) decrease	$(136)

Net change	$(207)

The net change was primarily driven by the receipt of advance payments from customers exceeding reductions from recognition of revenue as performance obligations were satisfied and related billings. For the three and six months ended June 30, 2018, we recognized revenue of $320 million and $901 million that was previously included in the beginning balance of contract liabilities.

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

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

June 30, 2018
Aerospace	$8,989
Home and Building Technologies	6,058
Performance Materials and Technologies	6,105
Safety and Productivity Solutions	1,858
$23,010

Performance obligations recognized as of June 30, 2018 will be satisfied over the course of future periods. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. Performance obligations expected to be satisfied within one year and greater than one year are 56% and 44%.

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

Note 8. Accounts Receivable - Net

	June 30, 2018	December 31, 2017
Trade	$8,801	$9,068
Less - Allowance for doubtful accounts	(201)	(202)
	$8,600	$8,866

Trade receivables include $1,645 million and $1,853 million of unbilled balances under long-term contracts as of June 30, 2018 and December 31, 2017. These amounts are billed in accordance with the terms of the customer contracts to which they relate.

Note 9. Inventories

	June 30, 2018	December 31, 2017
Raw materials	$1,238	$1,193
Work in process	801	790
Finished products	2,790	2,669
	4,829	4,652
Reduction to LIFO cost basis	(37)	(39)
	$4,792	$4,613
17

Honeywell International Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Long-term Debt and Credit Agreements

	June 30, 2018	December 31, 2017
Two year floating rate Euro notes due 2018	$-	$1,199
1.40% notes due 2019	1,250	1,250
Three year floating rate notes due 2019	250	250
Two year floating rate notes due 2019	450	450
1.80% notes due 2019	750	750
0.65% Euro notes due 2020	1,165	1,199
4.25% notes due 2021	800	800
1.85% notes due 2021	1,500	1,500
1.30% Euro notes due 2023	1,456	1,499
3.35% notes due 2023	300	300
2.50% notes due 2026	1,500	1,500
2.25% Euro notes due 2028	873	900
5.70% notes due 2036	441	441
5.70% notes due 2037	462	462
5.375% notes due 2041	417	417
3.812% notes due 2047	445	445
Industrial development bond obligations, floating rate maturing at various dates through 2037	22	22
6.625% debentures due 2028	201	201
9.065% debentures due 2033	51	51
Other (including capitalized leases and debt issuance costs), 5.5% weighted average maturing at various dates through 2025	304	288
	12,637	13,924
Less: current portion	(133)	(1,351)
	$12,504	$12,573

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

On February 16, 2018, the Company entered into a $1.5 billion 364-Day Credit Agreement with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes.

On April 27, 2018, the Company entered into a $4 billion Amended and Restated Five Year Credit Agreement (the “5-Year Credit Agreement”), with a syndicate of banks. The 5-Year Credit Agreement is maintained for general corporate purposes. Commitments under the 5-Year Credit Agreement can be increased pursuant to the terms of the 5-Year Credit Agreement to an aggregate amount not to exceed $4.5 billion. The 5-Year Credit Agreement amends and restates the previously reported $4 billion five year credit agreement dated as of July 10, 2015 (the “Prior Agreement”). The 5-Year Credit Agreement has substantially the same material terms and conditions as the Prior Agreement.

On April 27, 2018, the Company entered into an additional $1.5 billion 364-Day Credit Agreement with a syndicate of banks. This 364-Day Credit Agreement is maintained for general corporate purposes.

As of June 30, 2018, there are no outstanding borrowings under any of our credit agreements.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2018	December 31, 2017
Assets:
Foreign currency exchange contracts	$4	$17
Available for sale investments	2,054	3,916
Interest rate swap agreements	17	44
Cross currency swap agreements	10	-
Liabilities:
Foreign currency exchange contracts	30	70
Interest rate swap agreements	$88	$52

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

The carrying value of cash and cash equivalents, trade accounts and notes receivables, payables, commercial paper and short-term borrowings contained in the Consolidated Balance Sheet approximates fair value. The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Long-term receivables	$354	$339	$296	$289
Liabilities
Long-term debt and related current maturities	$12,637	$13,201	$13,924	$14,695

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

Interest rate swap agreements are designated as hedge relationships with gains or losses on the derivative recognized in Interest and other financial charges offsetting the gains and losses on the underlying debt being hedged. For the three and six months ended June 30, 2018, we recognized $17 million and $63 million of losses in earnings on interest rate swap agreements. For the three and six months ended June 30, 2017, we recognized $9 million of losses and $2 million of gains in earnings on interest rate swap agreements. Gains and losses are fully offset by losses and gains on the underlying debt being hedged.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

We economically hedge our exposure to changes in foreign exchange rates primarily with forward contracts. These contracts are marked-to-market with the resulting gains and losses recognized in earnings offsetting the gains and losses on the non-functional currency denominated monetary assets and liabilities being hedged. We recognized $344 million and $215 million of income in Other (income) expense for the three and six months ended June 30, 2018 on these contracts. We recognized $84 million and $118 million of income in Other (income) expense for the three and six months ended June 30, 2017.

Note 12. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total
Balance at December 31, 2017	$(1,981)	$(202)	$(52)	$(2,235)
Other comprehensive income (loss) before reclassifications	12	-	2	14
Amounts reclassified from accumulated other comprehensive income	-	(32)	31	(1)
Net current period other comprehensive income (loss)	12	(32)	33	13
Balance at June 30, 2018	$(1,969)	$(234)	$(19)	$(2,222)

		Pension	Changes in
	Foreign	and Other	Fair Value
	Exchange	Postretirement	of Effective
	Translation	Benefits	Cash Flow
	Adjustment	Adjustments	Hedges	Total
Balance at December 31, 2016	$(1,944)	$(879)	$109	$(2,714)
Other comprehensive income (loss) before reclassifications	56	(46)	(62)	(52)
Amounts reclassified from accumulated other comprehensive income	-	(27)	(44)	(71)
Net current period other comprehensive income (loss)	56	(73)	(106)	(123)
Balance at June 30, 2017	$(1,888)	$(952)	$3	$(2,837)

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

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Aerospace
Products	$2,800	$2,545	$5,528	$4,941
Services	1,258	1,129	2,507	2,279
Total	4,058	3,674	8,035	7,220
Home and Building Technologies
Products	2,183	2,078	4,266	4,029
Services	363	336	713	654
Total	2,546	2,414	4,979	4,683
Performance Materials and Technologies
Products	2,194	2,101	4,257	4,041
Services	504	460	975	873
Total	2,698	2,561	5,232	4,914
Safety and Productivity Solutions
Products	1,526	1,355	2,886	2,608
Services	91	74	179	145
Total	1,617	1,429	3,065	2,753
	$10,919	$10,078	$21,311	$19,570
Segment profit
Aerospace	$918	$819	$1,811	$1,615
Home and Building Technologies	427	391	843	768
Performance Materials and Technologies	597	553	1,116	1,036
Safety and Productivity Solutions	267	214	498	408
Corporate	(64)	(67)	(128)	(128)
Total segment profit	2,145	1,910	4,140	3,699
Interest and other financial charges	(95)	(79)	(178)	(154)
Stock compensation expense(a)	(38)	(44)	(90)	(94)
Pension ongoing income(b)	250	184	498	363
Other postretirement income(b)	6	6	12	10
Repositioning and other charges (c)	(265)	(224)	(458)	(353)
Other(d)	(4)	25	(16)	31
Income before taxes	$1,999	$1,778	$3,908	$3,502

(a) Amounts included in Selling, general and administrative expenses.

(b) Amounts included in Cost of products and services sold and Selling, general and administrative expenses (service costs) and Other income/expense (non-service cost components).

(c) Amounts included in Cost of products and services sold, Selling, general and administrative expenses, and Other income/expense.

(d) Amounts include the other components of Other income/expense not included within other categories in this reconciliation. Equity income/loss of affiliated companies is included in segment profit.

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Note 14. Pension Benefits

Net periodic pension benefit costs for our significant defined benefit plans include the following components:

	U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$35	$43	$70	$86
Interest cost	144	146	287	293
Expected return on plan assets	(357)	(315)	(714)	(630)
Amortization of prior service (credit)	(11)	(11)	(22)	(22)
	$(189)	$(137)	$(379)	$(273)

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$7	$10	$14	$19
Interest cost	36	37	73	72
Expected return on plan assets	(114)	(102)	(228)	(201)
Amortization of prior service (credit)	-	-	(1)	-
	$(71)	$(55)	$(142)	$(110)

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

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2017	$595
Accruals for environmental matters deemed probable and reasonably estimable	184
Environmental liability payments	(70)
Other	(6)
June 30, 2018	$703
22

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

Environmental liabilities are included in the following balance sheet accounts:

	June 30,	December 31,
	2018	2017
Accrued liabilities	$226	$226
Other liabilities	477	369
	$703	$595

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

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions related to two predecessor companies:

•	North American Refractories Company (“NARCO”), which was sold in 1986, produced refractory products (bricks and cement used in high temperature applications). Claimants consist largely of individuals who allege exposure to NARCO asbestos-containing refractory products in an occupational setting.

•	Bendix Friction Materials (“Bendix”) business, which was sold in 2014, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements.

The following tables summarize information concerning NARCO and Bendix asbestos related balances:

Asbestos Related Liabilities
	Bendix	NARCO	Total
December 31, 2017	$616	$907	$1,523
Accrual for update to estimated liability	92	19	111
Asbestos related liability payments	(98)	(8)	(106)
June 30, 2018	$610	$918	$1,528

Insurance Recoveries for Asbestos Related
	Bendix	NARCO	Total
December 31, 2017	$123	$312	$435
Probable insurance recoveries related to estimated liability	12	-	12
Insurance receipts for asbestos related liabilities	(13)	(1)	(14)
June 30, 2018	$122	$311	$433
23

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

NARCO and Bendix asbestos related balances are included in the following balance sheet accounts:

	June 30,	December 31,
	2018	2017
Other current assets	$24	$24
Insurance recoveries for asbestos related liabilities	409	411
	$433	$435

Accrued liabilities	$350	$350
Asbestos related liabilities	1,178	1,173
	$1,528	$1,523

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

Honeywell is obligated to fund NARCO asbestos claims submitted to the NARCO Trust which qualify for payment under the Trust Distribution Procedures (Annual Contribution Claims), subject to annual caps of $140 million in 2018 and $145 million for each year thereafter. However, the initial $100 million of claims processed through the NARCO Trust (the Initial Claims Amount) will not count against the annual cap and any unused portion of the Initial Claims Amount will roll over to subsequent years until fully utilized. In 2015, Honeywell filed suit against the NARCO Trust in Bankruptcy Court alleging breach of certain provisions of the Trust Agreement and Trust Distribution Procedures. The parties agreed to dismiss the proceeding without prejudice pursuant to an 18 month Standstill Agreement. Claims processing continued during this period as the parties attempted to resolve disputed issues. The Standstill Agreement expired on October 12, 2017. Notwithstanding its expiration, claims processing continues, and Honeywell continues to negotiate and attempt to resolve remaining disputed issues (that is instances where Honeywell believes the Trust is not processing claims in accordance with established Trust Distribution Procedures). Honeywell reserves its right to seek judicial intervention should negotiations fail or prove futile. As of June 30, 2018, Honeywell has not made any payments to the NARCO Trust for Annual Contribution Claims.

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

Our consolidated financial statements reflect an estimated liability for Pre-established Unliquidated Claims ($145 million), as well as unsettled claims pending as of the time NARCO filed for bankruptcy protection and operating and legal costs related to the Trust (collectively $30 million) and for the estimated value of future NARCO asbestos claims expected to be asserted against the NARCO Trust ($743 million). The estimate of future NARCO claims was prepared in 2002, in the same year NARCO filed for bankruptcy protection, using NARCO tort system litigation experience based on a commonly accepted methodology used by numerous bankruptcy courts addressing 524(g) trusts. Accordingly, the estimated value of future NARCO asbestos claims was prepared before there was data on claims filings and payment rates in the NARCO Trust under the Trust Distribution Procedures and also prepared when the stay of all NARCO asbestos claims was in effect (which remained in effect until NARCO emerged from Bankruptcy protection). Some critical assumptions underlying this commonly accepted methodology included claims filing rates, disease criteria and payment values contained in the Trust Distribution Procedures, estimated

Honeywell International Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts)

approval rates of claims submitted to the NARCO Trust and epidemiological studies estimating disease instances. The estimated value of the future NARCO liability reflects claims expected to be asserted against NARCO over a fifteen year period. This projection resulted in a range of estimated liability of $743 million to $961 million. We believe that no amount within this range is a better estimate than any other amount and accordingly, we have recorded the minimum amount in the range. Given the Trust’s lack of sufficient claims processing experience since NARCO emerged from bankruptcy protection, it is not yet possible to reliably estimate future claim costs based on actual Trust experience.

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

Bendix Products—The following tables present information regarding Bendix related asbestos claims activity:

			Six Months Ended	Years Ended
			June 30,	December 31,
Claims Activity			2018	2017	2016
Claims unresolved at the beginning of period			6,280	7,724	7,779
Claims filed			1,210	2,645	2,830
Claims resolved			(1,377)	(4,089)	(2,885)
Claims unresolved at the end of period			6,113	6,280	7,724

			June 30,	December 31,
Disease Distribution of Unresolved Claims			2018	2017	2016
Mesothelioma and other cancer claims			2,876	3,062	3,490
Nonmalignant claims			3,237	3,218	4,234
Total claims			6,113	6,280	7,724

Honeywell has experienced average resolution values per claim excluding legal costs as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in whole dollars)
Malignant claims	$56,000	$44,000	$44,000	$53,500	$51,000
Nonmalignant claims	$2,800	$4,485	$100	$120	$850

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

In the opinion, the District Court held that the MCBAs do not promise retirees vested, lifetime benefits that survive expiration of the MCBAs. Based on this ruling, Honeywell has informed the UAW and the retirees that it intends to terminate their healthcare coverage benefits altogether as of July 31, 2018. However, the UAW has filed a motion to enjoin Honeywell from completely terminating coverage as of July 31, 2018, arguing that the CAPS themselves are vested and that Honeywell must continue to provide retiree medical benefits at the capped level. That issue has been fully briefed and is currently pending with the District Court. Honeywell’s post retirement benefit obligation will continue to reflect the UAW retiree medical benefits at the capped level until the resolution of this matter.

In the March 2018 opinion, the District Court also held that Honeywell is obligated under the MCBAs to pay the “full premium” for retiree healthcare rather than the capped amount. Based on this ruling, Honeywell would be required to pay monetary damages to retirees for any past years in which Honeywell paid less than the “full premium” of their healthcare coverage. Such damages would be limited, depending on the retiree group, to a two to three-year period ending when the 2016 MCBA expired, and Honeywell would have no ongoing obligation to continue funding healthcare coverage for subsequent periods. Honeywell has appealed the District Court’s ruling on this “full premium” damages issue, and it is confident that the Sixth Circuit Court of Appeals will reverse the District Court on that issue. In the event the Sixth Circuit were to sustain the District Court’s ruling on this issue, Honeywell would be liable for damages of at least $12 million.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
(Dollars in millions, except per share amounts)

The following MD&A is intended to help the reader understand the results of operations and financial condition of Honeywell International Inc. and its consolidated subsidiaries (“Honeywell” or “the Company”) for the three months (quarter) and six months ended June 30, 2018. The financial information as of June 30, 2018 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

On January 1, 2018, the Company adopted a new accounting standard that resulted in the components of net periodic pension cost and net periodic postretirement benefit cost other than service costs to no longer be presented in Cost of products and services sold and Selling, general and administrative expenses, but to be presented instead within Other (income) expense. See Note 2 Summary of Significant Accounting Policies and Note 4 Other (Income) Expense of Notes to Consolidated Financial Statements for further details.

On January 1, 2018, the Company adopted new accounting guidance on revenue from contracts with customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under that guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance. See Note 7 Revenue Recognition and Contracts with Customers of Notes to Consolidated Financial Statements for further details.

A.	Results of Operations – three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017

Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$10,919	$10,078	$21,311	$19,570
% change compared with prior period	8%		9%

The change in net sales compared to the prior year period is attributable to the following:

	Three Months	Year to Date
Volume	4%	4%
Price	2%	2%
Foreign Currency Translation	2%	3%
	8%	9%

A discussion of net sales by segment can be found in the Review of Business Segments section of this MD&A. The foreign currency translation impact in the quarter and six months is primarily driven by the strengthening of the Euro, British Pound and Chinese Renminbi against the U.S. Dollar.

Cost of Products and Services Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of products and services sold	$7,613	$7,024	$14,806	$13,553
% change compared with prior period	8%		9%
Gross margin percentage	30.3%	30.3%	30.5%	30.7%

Cost of products and services sold increased in the quarter primarily due to higher organic sales volumes that drove higher direct material costs of approximately $490 million, higher labor costs of approximately $68 million and higher repositioning and other charges of approximately $41 million allocated to cost of products and services sold.

Cost of products and services sold increased in the six months primarily due to higher organic sales volumes that drove higher direct material costs of approximately $1.1 billion and higher labor costs of approximately of $118 million.

Gross margin percentage was flat in the quarter due to higher gross margin amongst the segments (approximately 0.4 percentage point impact collectively, primarily attributable to Performance Materials and Technologies), offset by higher repositioning and other charges allocated to cost of products and services sold (approximately 0.4 percentage point impact).

Gross margin percentage decreased in the six months primarily due to higher repositioning and other charges allocated to cost of products and services sold (approximately 0.2 percentage point impact).

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Selling, general and administrative expense	$1,528	$1,456	$3,003	$2,878
% of sales	14.0%	14.4%	14.1%	14.7%

Selling, general and administrative expenses increased in the quarter primarily driven by an increase in selling labor costs, higher repositioning and other charges allocated to selling, general and administrative expenses and the unfavorable impact from foreign currency translation.

Selling, general and administrative expenses increased for the six months primarily driven by higher repositioning charges allocated to selling, general and administrative expenses, the unfavorable impact from foreign currency translation, and an increase in selling labor costs, partially offset by productivity, net of inflation.

Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Other (income) expense	$(316)	$(259)	$(584)	$(517)

Other (income) expense increased in the quarter and six months primarily due to an increase in pension ongoing income – non-service, favorable impacts of foreign currency and an increase in interest income, partially offset by separation costs associated with the announced spin-offs of our Homes and Global Distribution business and Transportation Systems business.

Tax Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tax expense	$719	$378	$1,177	$770
Effective tax rate	36.0%	21.3%	30.1%	22.0%

The effective tax rate increased for the quarter primarily driven by $291 million of tax costs associated with the internal restructuring of the transportation systems business in advance of its anticipated spin-off and decreased tax benefits from employee share-based payments, partially offset by tax benefits from U.S. Tax Reform.

The effective tax rate increased for the six months primarily driven by $291 million of tax costs associated with the internal restructuring of the transportation systems business in advance of its anticipated spin-off and decreased tax benefits from employee share-based payments, partially offset by tax benefits from U.S. Tax Reform and decreased tax expense for reserves.

The effective tax rate for the quarter and six months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily due to tax costs associated with the internal restructuring of the transportation systems business in advance of its anticipated spin-off, state income taxes and U.S tax reform’s expansion of the anti-deferral rules that impose U.S. taxes on foreign earnings.

The effective tax rates for the quarter and six months ended June 30, 2017 were lower than the U.S. federal statutory rate of 35% due in part to non-U.S. earnings taxed at lower rates and from benefits from manufacturing incentives.

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

As of June 30, 2018, the Company has not completed the accounting for any of the tax effects of tax reform described above and there have been no material changes to our estimated amounts. Accordingly, there has been no material change to the provisional amounts previously recorded and there is no material impact to the June 30, 2018 effective tax rate for such provisional amounts.

The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, such as the tax impacts from the resolution of income tax audits, changes in tax laws, employee share-based payments, revisions to the provisional amounts from U.S. tax reform, internal restructurings or pension mark-to-market adjustments.

Net Income Attributable to Honeywell

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Honeywell	$1,267	$1,392	$2,705	$2,718
Earnings per share of common stock – assuming dilution	$1.68	$1.80	$3.57	$3.51

Earnings per share of common stock – assuming dilution decreased in the quarter primarily driven by tax costs and other separation costs associated with the previously announced spin-offs of our Homes and Global Distribution business and Transportation Systems business as well as higher repositioning and other charges, partially offset by increased segment profit in each of our business segments, higher pension income and the favorable impact of lower share count.

Earnings per share of common stock – assuming dilution increased in the six months primarily driven by increased segment profit in each of our business segments, higher pension income and the favorable impact of lower share count, partially offset by tax costs and other separation costs associated with the previously announced spin-offs of our Homes and Global Distribution business and Transportation Systems business and higher repositioning and other charges.

Review of Business Segments

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2018	2017	Change	2018	2017	Change
Aerospace sales
Commercial Aviation Original Equipment	$712	$641	11%	$1,407	$1,252	12%
Commercial Aviation Aftermarket	1,326	1,262	5%	2,594	2,463	5%
Defense and Space	1,128	983	15%	2,214	1,933	15%
Transportation Systems	892	788	13%	1,820	1,572	16%
Total Aerospace sales	4,058	3,674		8,035	7,220
Home and Building Technologies sales
Homes	1,190	1,088	9%	2,347	2,143	10%
Buildings	1,356	1,326	2%	2,632	2,540	4%
Total Home and Building Technologies sales	2,546	2,414		4,979	4,683
Performance Materials and Technologies sales
UOP	678	641	6%	1,290	1,218	6%
Process Solutions	1,273	1,189	7%	2,487	2,298	8%
Advanced Materials	747	731	2%	1,455	1,398	4%
Total Performance Materials and Technologies sales	2,698	2,561		5,232	4,914
Safety and Productivity Solutions sales
Safety	565	529	7%	1,116	1,050	6%
Productivity Solutions	1,052	900	17%	1,949	1,703	14%
Total Safety and Productivity Solutions sales	1,617	1,429		3,065	2,753
Net sales	$10,919	$10,078		$21,311	$19,570

Aerospace

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$4,058	$3,674	10%	$8,035	$7,220	11%
Cost of products and services sold	2,837	2,579		5,627	5,047
Selling, general and administrative and other expenses	303	276		597	558
Segment profit	$918	$819	12%	$1,811	$1,615	12%

	2018 vs. 2017
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	8%	9%	8%	8%
Foreign currency translation	1%	2%	2%	3%
Acquisitions, divestitures and other, net	1%	1%	1%	1%
Total % change	10%	12%	11%	12%

Aerospace sales increased in the quarter and six months ended June 30, 2018 primarily due to organic sales growth, the favorable impact of foreign currency translation and the impact of the adoption of the new revenue recognition accounting standard (included within Acquisitions, divestitures and other, net in the table above).

•	Commercial Aviation Original Equipment sales increased 11% (increased 7% organic) in the quarter and increased 12% (increased 8% organic) in the six months primarily due to increased demand from air transport, regional, and business aviation original equipment manufacturers (OEM), lower OEM incentives and the impact from the classification of nonrecurring engineering and development funding resulting from the adoption of the new revenue recognition accounting standard.
•	Commercial Aviation Aftermarket sales increased 5% (increased 4% organic) in the quarter and six months due to growth in air transport, regional and business aviation, and the impact to service program revenues resulting from the adoption of the new revenue recognition accounting standard.
•	Defense and Space sales increased 15% (increased 14% organic) in the quarter and six months primarily driven by growth in U.S. defense.
•	Transportation Systems sales increased 13% (increased 7% organic) in the quarter and increased 16% (increased 7% organic) in the six months primarily driven by higher volumes in light vehicle gas turbos and commercial vehicles and the favorable impact of foreign currency translation.

Aerospace segment profit increased in the quarter and six months due to an increase in operational segment profit, the favorable impact of currency translation, and the impact on service programs from the adoption of the new revenue recognition accounting standard. The increase in operational segment profit in the quarter was driven primarily by higher organic sales volume, lower OEM incentives, partially offset by inflation impacts. The increase in operational segment profit in the six months was driven primarily by higher organic sales volume, lower OEM incentives, partially offset by the impact of nonrecurring customer contract close-outs and renewals in the prior year and inflation impacts. Cost of products and services sold increased in the quarter and six months primarily due to higher organic sales volume, the impact of foreign currency translation, and inflation in the six months.

Home and Building Technologies

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$2,546	$2,414	5%	$4,979	$4,683	6%
Cost of products and services sold	1,688	1,598		3,274	3,078
Selling, general and administrative and other expenses	431	425		862	837
Segment profit	$427	$391	9%	$843	$768	10%
32

	2018 vs. 2017
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	7%	3%	6%
Foreign currency translation	2%	2%	3%	4%
Total % change	5%	9%	6%	10%

Home and Building Technologies sales increased in the quarter and six months ended June 30, 2018 primarily driven by organic growth and the favorable impact of foreign currency.

•	Sales in Homes increased 9% (increased 7% organic) in the quarter and increased 10% (increased 7% organic) in the six months primarily due to growth across Products and Distribution (ADI) and the favorable impact of foreign currency translation.
•	Sales in Buildings increased 2% (flat organic) in the quarter and increased 4% (flat organic) in the six months principally due to the favorable impact of foreign currency translation. Organic sales growth in the quarter was primarily due to Connected Buildings offset by lower volumes in Building Products and Building Solutions. Organic sales growth in the six months was primarily driven by higher volumes in Building Solutions and Connected Buildings offset by lower sales in Building Products.

Home and Building Technologies segment profit increased in the quarter and six months due to higher operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit in the quarter was primarily driven by higher organic sales volumes and pricing. The increase in operational segment profit in the six months was primarily driven by higher organic sales volumes and pricing, partially offset by higher sales of lower margin products. Cost of products and services sold increased in the quarter and the six months primarily due to foreign currency translation and higher organic sales volumes.

Performance Materials and Technologies

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$2,698	$2,561	5%	$5,232	$4,914	6%
Cost of products and services sold	1,745	1,678		3,426	3,225
Selling, general and administrative and other expenses	356	330		690	653
Segment profit	$597	$553	8%	$1,116	$1,036	8%

	2018 vs. 2017
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	3%	6%	3%	5%
Foreign currency translation	2%	2%	3%	3%
Total % change	5%	8%	6%	8%

Performance Materials and Technologies sales increased in the quarter and six months ended June 30, 2018 due to organic growth and the favorable impact of foreign currency translation.

•	UOP sales increased 6% (increased 3% organic) in the quarter and six months driven primarily by increases in catalyst and engineering revenues and by the favorable impact of foreign currency translation, partially offset by lower gas processing equipment revenues.
•	Process Solutions sales increased 7% (increased 5% organic) in the quarter and increased 8% (increased 4% organic) in the six months driven primarily by increases in projects and maintenance and migration services, along with smart energy and thermal solutions revenues in the first three months of the year and by the favorable impact of foreign currency translation.

•	Advanced Materials sales increased 2% (decreased 1% organic) in the quarter and increased 4% (flat organic) in the six months driven by the favorable impact of foreign currency translation and by increases primarily in fluorine products revenues, partially offset by lower other specialty products sales in the second quarter.

Performance Materials and Technologies segment profit increased in the quarter and six months due to an increase in operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit for the quarter is primarily due to higher organic sales volume and pricing, partially offset by higher sales of lower margin products, continued investments for growth, and inflation. The increase in operational segment profit for the six months is primarily due to higher organic sales volume, productivity, net of inflation, and pricing, partially offset by higher sales of lower margin products and continued investments for growth. Cost of products and services sold increased in the quarter and six months primarily due to foreign currency translation and higher organic sales volumes, partially offset by productivity, net of inflation.

Safety and Productivity Solutions

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Net sales	$1,617	$1,429	13%	$3,065	$2,753	11%
Cost of products and services sold	1,074	942		2,023	1,806
Selling, general and administrative and other expenses	276	273		544	539
Segment profit	$267	$214	25%	$498	$408	22%

	2018 vs. 2017
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Factors Contributing to Year-Over-Year Change	Sales	Segment Profit	Sales	Segment Profit
Organic growth/ Operational segment profit	11%	23%	8%	18%
Foreign currency translation	2%	2%	3%	4%
Total % change	13%	25%	11%	22%

Safety and Productivity Solutions sales increased in the quarter and six months ended June 30, 2018 due to organic sales growth and the favorable impact of foreign currency translation.

•	Sales in Safety increased 7% (increased 5% organic) in the quarter and increased 6% (increased 3% organic) in the six months due to increased sales volume in Industrial Safety and Retail and the favorable impact of foreign currency translation.
•	Sales in Productivity Solutions increased 17% (increased 15% organic) in the quarter and increased 14% (increased 12% organic) in the six months primarily due to organic sales volume in Intelligrated, Productivity Products, and Sensing and IoT and the favorable impact of foreign currency translation.

Safety and Productivity Solutions segment profit increased in the quarter and six months primarily due to an increase from operational segment profit and the favorable impact of foreign currency translation. The increase in operational segment profit for the quarter is primarily driven by higher sales volume and pricing. The increase in operational segment profit for the six months was driven by higher sales volume, productivity, net of inflation, and pricing, partially offset by higher sales of lower margin categories. Cost of products and services sold increased primarily due to higher organic sales and the impact of foreign currency translation.

Repositioning and Other Charges

Cash spending related to our repositioning actions was $166 million in the six months ended June 30, 2018 and was funded through operating cash flows. We expect cash spending for repositioning actions to be approximately $300 million in 2018 and to be funded through operating cash flows.

B. Liquidity and Capital Resources

Cash Flow Summary

	Six Months Ended
	June 30,
	2018	2017
Cash provided by (used for):
Operating activities	$2,997	$2,387
Investing activities	1,605	(992)
Financing activities	(3,486)	(1,583)
Effect of exchange rate changes on cash	(93)	222
Net increase in cash and cash equivalents	$1,023	$34

Cash provided by operating activities increased by $610 million primarily due to a $392 million favorable impact from working capital (favorable accounts receivable and inventory, partially offset by accounts payable) and decreased cash tax payments of $190 million.

Cash provided by investing activities increased by $2,597 million primarily due to a net $2,209 million decrease in investments, primarily short term marketable securities, and an increase of $333 million in settlement receipts of foreign currency exchange contracts used as economic hedges on certain non-functional currency denominated monetary assets and liabilities.

Cash used for financing activities increased by $1,903 million primarily due to an increase in net debt payments of $862 million, an increase in repurchases of common stock of $712 million, a decrease in proceeds from the issuance of common stock of $249 million, and an increase in cash dividends paid of $67 million.

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

In the six months ended June 30, 2018, the Company repurchased $1,704 million of outstanding shares. Under the Company’s previously approved $8 billion share repurchase program, $6.0 billion remained available as of June 30, 2018 for additional share repurchases. Honeywell presently expects to repurchase outstanding shares from time to time to offset the dilutive impact over the long-term of employee stock-based compensation plans, including future option exercises, restricted unit vesting and matching contributions under our savings plans. Additionally, we will seek to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing and other investing activities.

See Note 10 Long-term Debt and Credit Agreements of Notes to Consolidated Financial Statements for additional discussion of items impacting our liquidity.

C. Other Matters

Litigation

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 15 Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental, asbestos and other litigation matters.

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

The financial information as of June 30, 2018 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our 2017 Annual Report on Form 10-K. As of June 30, 2018, there has been no material change in this information.

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

Part II. Other Information

Item 1. Legal Proceedings

General Legal Matters

We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See Note 15 Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Environmental Matters Involving Potential Monetary Sanctions in Excess of $100,000

None.

Item 1A. Risk Factors

There have been no material changes to the disclosure presented in our 2017 Annual Report on Form 10-K under Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Honeywell purchased 5,207,773 shares of its common stock, par value $1 per share, in the quarter ended June 30, 2018. Under the Company’s previously approved $8 billion share repurchase program, $6.0 billion remained available as of June 30, 2018 for additional share repurchases. The following table summarizes Honeywell’s purchase of its common stock for the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total		Purchased as	May Yet be Purchased
	Number of	Average	Part of Publicly	Under Plans or
	Shares	Price Paid	Announced Plans	Programs
Period	Purchased	per Share	or Programs	(Dollars in millions)
April 2018	1,221,597	$142.11	1,221,597	$6,623
May 2018	2,066,176	$145.49	2,066,176	$6,322
June 2018	1,920,000	$150.59	1,920,000	$6,033

Item 5. Other Information

Iran Threat Reduction and Syrian Human Rights Act of 2012

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, Honeywell is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. All of our activities in Iran during the three months ended June 30, 2018, including the activities disclosed below, were conducted by our non-U.S. subsidiaries under General License H, (ii) under General License I, or (iii) under a specific license issued by U.S. Treasury’s Office of Foreign Assets Control (OFAC), and otherwise in compliance with all applicable laws, including sanctions regulations administered by OFAC.

In the three months ended June 30, 2018, the non-U.S. subsidiaries of our UOP business, part of Performance Materials and Technologies, engaged in the following activities related to Iran’s oil, gas and/or petrochemical sectors:

•	Delivered services to Iranian counterparties pursuant to new and existing contracts, which resulted in revenue of approximately $3.7 million.

•	Sold non-U.S. origin products to non-U.S. third-parties for end-use in Iran pursuant to new and existing contracts, which resulted in revenue of approximately $2.5 million.

Following the wind-down activities authorized by OFAC after the United States’ withdrawal from the Joint Comprehensive Plan of Action, we will cease doing business in Iran. Such wind-down activities may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Incorporation of Honeywell International Inc., as amended April 23, 2018 (filed herewith)

3(ii)	By-laws of Honeywell International Inc., as amended April 23, 2018 (filed herewith)

10.1	364-Day Credit Agreement, dated as of April 27, 2018, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and co-book managers (incorporated by reference to Exhibit 10.1 to Honeywell’s Form 8-K filed April 27, 2018).

10.2	Amended and Restated Five-Year Credit Agreement, dated as of April 27, 2018, among Honeywell International Inc., the banks, financial institutions and other institutional lenders parties thereto, Citibank, N.A., as administrative agent, Citibank Europe PLC, UK Branch, as swing line agent, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as documentation agents, and Citibank, N.A. and J.P. Morgan Chase Bank N.A., as joint lead arrangers and co-bookrunners (incorporated by reference to Exhibit 10.2 to Honeywell’s Form 8-K filed April 27, 2018).

11	Computation of Per Share Earnings(1)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

(1) Data required is provided in Note 6 Earnings Per Share of Notes to Consolidated Financial Statements.
39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Honeywell International Inc.

Date: July 20, 2018	By:	/s/ John J. Tus
John J. Tus
Vice President and Controller
(on behalf of the Registrant
and as the Registrant’s
Principal Accounting Officer)
40